Form 10-Q
period 1993-11-30
CANANDAIGUA WINE CO INC; BATAVIA WINE CELLARS INC; BISCEGLIA BROTHERS WINE CO; CALIFORNIA PRODUCTS CO; GUILD WINERIES & DISTILLERIES INC; TENNER BROTHERS INC; WIDMERS WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD
filed 1994-01-13
CIK 16918, 914160, 914162, 914163, 914164, 914165, 914166, 914167, 914168, 914169

Securities and Exchange Commission
Washington, D.C.  20549


FORM 10-Q


(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended       November 30, 1993
                                      ______________________
OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                      to
                                     __________________    __________________
Commission File No. 0-7570,
                    ______

 Delaware         Canandaigua Wine Company, Inc. and its     16-0716709
                     subsidiaries
 New York         Batavia Wine Cellars, Inc.                 16-1222994
 Delaware         Bisceglia Brothers Wine Co.                94-2248544
 California       California Products Company                94-0360780
 New York         Guild Wineries & Distilleries, Inc.        16-1401046
 South Carolina   Tenner Brothers, Inc.                      57-0474561
 New York         Widmer's Wine Cellars, Inc.                16-1184188
 Delaware         Barton Incorporated                        36-3500366
 Delaware         Barton Brands, Ltd.                        36-3185921
 Maryland         Barton Beers, Ltd.                         36-2855879
 Connecticut      Barton Brands of California, Inc.          06-1048198
 Georgia          Barton Brands of Georgia, Inc.             58-1215938
 New York         Barton Distillers Import Corp.             13-1794441
 Delaware	  Barton Financial Corporation		     51-0311795
 Wisoncsin	  Stevens Point Beverage Co.		     39-0638900
 New York	  Monarch Wine Company, Limited Partnership  36-3547524
 Illinois	  Barton Management, Inc.		     36-3539106
 New York	  Vintners International Company, Inc.	     16-1443663
_____________	  _______________________________________    __________
(State or other    (Exact Name of registrant as specified    (I.R.S.
incorporation or     in its charter)                          Employer
organization)						      Identification
							      Number)

116 Buffalo Street, Canandaigua, New York       14424
___________________________________________________________
(Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code  (716)394-7900
                                                    _____________


Former Name, Former Adress and Former Fiscal Year, if Changed Since
Last Report

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to
such  filing requirements for the past 90 days      Yes     X          No


The number of shares outstanding of each of the classes of common stock of Canandaigua Wine Company, Inc. as of January 5, 1994 is set forth below (all of the registrants, other than Canandaigua Wine Company, Inc. are direct or indirect wholly owned subsidiaries of Canandaigua
Wine Company, Inc.).




    Class                                   Number of Shares
                                            Outstanding

Class A Common Stock,
 Par Value $.01 Per  Share                  12,548,946

Class B Convertible Common Stock,
 Par Value $.01 Per Share                    3,399,451

                         Part 1 - Financial Information
   Item 1. Financial Statements
   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                                                  November 30,
                                                       1993         August 31,
                                                   (Unaudited)       1993
                                                    ____________   ___________
                                       Assets
                                       ______
   Current Assets:
        Cash and equivalents                        $  3,495,415   $  3,717,782
        Accounts receivable                          123,405,262     75,908,946
        Inventories                                  249,383,577    147,165,267
        Prepaid expenses and other current assets     14,910,606     17,262,919
                                                    ____________   ____________
             Total Current Assets                   $391,194,860   $244,054,914

   Property, Plant and Equipment, at cost, less
        accumulated depreciation                     159,422,486     78,600,281
   Other Assets                                       33,611,988     32,527,291
                                                    ____________   ____________
        Total Assets                                $584,229,334   $355,182,486
                                                    ____________   ____________

                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
        Current portion of long-term debt           $ 12,091,368   $ 11,828,000
        Notes Payable - banks                         70,500,000      9,000,000
        Accounts payable - trade                      45,945,977     41,288,481
        Federal and state income taxes                 3,060,278        950,509
        Federal and state excise taxes                13,433,764     11,194,941
        Accrued salaries, bonuses and commissions      4,931,962      4,276,960
        Other accrued liabilities                     34,636,310     16,499,606
        Deferred income taxes                          1,763,241      1,763,241
                                                    ____________   ____________
             Total Current Liabilities              $186,362,900   $ 96,801,738

   Long-Term Debt, less current portion             $179,207,008   $108,303,233
                                                    ____________   ____________
   Deferred Income Taxes                            $ 20,629,329   $ 20,629,329
                                                    ____________   ____________
   Other Long-Term Liabilities                      $  3,304,046   $  3,344,414
                                                    ____________   ____________
   Stockholders' Equity
        Class A Common Stock, $.01 par value -
          Authorized 60,000,000 shares;
          Issued, 13,789,197 at November 30, 1993
             and 10,543,645 at August 31, 1993      $    137,892   $    105,439
        Class B Convertible Common Stock, $.01 par value
          Authorized 20,000,000 shares;
          Issued, 4,059,176 at November 30, 1993
             and 4,068,576 at August 31, 1993             40,592         40,685
   Additional paid-in capital                        110,138,649     47,201,942
   Retained earnings                                  92,178,537     86,525,325
                                                     ___________    ___________
                                                     202,495,670    133,873,391
                                                     ___________    ___________
   Less Treasury Stock
        Class A Common Stock, 1,274,251 shares at
          November 30, 1993 and
          August 31, 1993, at cost                    (5,563,096)    (5,563,096)
        Class B Convertible Common Stock, 625,725
          shares at November 30, 1993 and
          August 31, 1993, at cost                    (2,206,523)    (2,206,523)
                                                    ____________    ___________
        Total Stockholders' Equity                  $194,726,051   $126,103,772
                                                    ____________   ____________
        Total Liabilities and Stockholders' Equity  $584,229,334   $355,182,486
                                                    ____________   ____________

             The accompanying notes to consolidated financial statements are an integral part of these statements.

   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
   _______________________________________________

   Consolidated Statements of Income and Retained Earnings
                                             Three Month Period Ended
                                                    November 30,
                                                1993           1992
                                            (Unaudited)    (Unaudited)
                                            ___________    ___________
   GROSS SALES                             $213,954,227   $88,161,077
       Less excise taxes                   ( 59,469,612)  (17,052,320)
                                           ____________    __________

           Net sales                       $154,484,615   $71,108,757

   COST OF PRODUCT SOLD                    (109,829,181)  (49,571,752)
                                            ___________    __________

           Gross profit on sales           $ 44,655,434   $21,537,005

   SELLING, GENERAL &
       ADMINISTRATIVE EXPENSES              (31,647,516)  (14,321,643)
                                             __________    __________

           Operating income                $ 13,007,918   $ 7,215,362

   INTEREST INCOME                               38,025       103,948

   INTEREST EXPENSE                         (3,853,823)    (1,506,906)
                                             _________      _________

           Income before provision for     $  9,192,120   $ 5,812,404
             income taxes

   PROVISION FOR FEDERAL AND STATE          (3,538,908)    (2,208,700)
                                             _________      _________
       INCOME TAXES

           NET INCOME                      $  5,653,212   $ 3,603,704

   RETAINED EARNINGS, BEGINNING              86,525,325   $70,921,273
                                             __________   ___________

   RETAINED EARNINGS, ENDING               $ 92,178,537   $74,524,977
                                           ____________   ___________

   NET INCOME PER COMMON AND
       EQUIVALENT SHARE:
           Primary                                 $.40          $.31
                                                   ____          ____
           Fully Diluted                           $.37          $.28
                                                   ____          ____

   WEIGHTED AVERAGE SHARES
       OUTSTANDING:
           Primary                          14,033,381     11,759,996
                                            __________     __________
           Fully Diluted                    16,252,297     15,053,081
                                            __________     __________

   Dividend per share                           NONE           NONE

   The accompanying notes to consolidated financial statements are an integral part of these statements.

         CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

          Consolidated Statements of Cash Flows
                                                                      For Period Ended

                                                                        November 30,
                                                                       1993            1992
                                                                 (Unaudited)    (Unaudited)
                                                                ___________    ___________
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Income                                           $  5,653,212  $   3,603,704
          Adjustments to reconcile net income to net
            cash provided (used) by operating activities:
             Depreciation of property, plant and equipment          2,293,707      1,534,344
             Amortization of intangible assets                        843,803        536,386
             Gain on sale of equipment                                      0       (184,968)
             Accrued interest on converted debentures                 682,141              0
               Change in assets and liabilities, net of
               effects from purchase of businesses:
               Accounts receivable                                (27,318,546)   (10,806,728)
               Inventories                                         (9,686,568)   (16,311,778)
               Prepaid expenses                                     2,745,709      2,302,017
               Accounts payable                                   (28,607,858)   (17,155,173)
               Accrued Federal and state income taxes               2,109,769      2,181,771
               Accrued Federal and state excise taxes               1,181,345       (126,975)
               Accrued salaries and commissions                       655,002         72,165
               Other accrued liabilities                            1,015,733        132,618
             Other                                                    (43,705)      (212,535)
                                                                 ____________   ____________
                  Total adjustments                              $(54,129,468) $ (38,038,856)
                                                                 ____________  _____________
                      Net cash used by operating activities      $(48,476,256) $ (34,435,152)
                                                                 ____________  _____________
          CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, plant and equipment, net of minor disposals
                                                                   (1,525,590)    (2,210,774)
            Acquisition costs for purchase of business-net of cash acquired
                                                                        3,200              0
            Proceeds from sale of equipment                                 0        649,000
                                                                  ___________ ______________
                     Net cash used by investing activities       $ (1,522,390)$   (1,561,774)
                                                                  ___________________________
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds of short-term borrowings                $ 50,181,358 $   35,000,000
            Principal payments of long-term debt                     (402,120)       (14,832)
            Proceeds of employee stock appreciation & purchase plan         0         50,274

            Fractional shares paid for debenture conversions           (2,959)             0
                                                                 ____________ ______________
                     Net cash provided by financing activities   $ 49,776,279 $   30,035,442
                                                                 ____________ ______________
          NET DECREASE IN CASH AND CASH INVESTMENTS              $   (222,367)$     (961,484)
          CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,717,782      2,193,543
                                                                 ___________________________
          CASH AND CASH EQUIVALENTS, END OF PERIOD               $  3,495,415  $   1,232,059
                                                                 ___________________________
          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Cash paid during the period for:
             Interest                                            $  2,594,162 $    1,506,906
                                                                 ___________________________
             Income taxes                                        $  1,429,140 $       26,929

                                                                 ___________________________
          SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
          FINANCING ACTIVITIES:
            Fair value of assets acquired                        $199,493,954
            Liabilities assumed                                   (52,661,669)
                                                                  ___________
            Consideration paid                                   $146,832,285
            Less - amounts borrowed                              (142,622,285)
            Less - issuance of Class A Common Stock options        (4,210,000)
                                                                   __________
            Net cash paid for acquisition                        $      0
                                                                                            _
          Issuance of Class A Common Stock for conversion
              of debentures                                      $ 58,960,000
          Write off unamortized deferred
             financing costs on debentures                         (1,568,719)
          Write off unpaid accrued interest on debentures
           through conversion date                                  1,370,743
                                                                    _________
          Total addition to Stockholders' Equity
            from Conversion                                       $58,762,024
                                                                  ___________

</TABLE?
          The accompanying  notes to  consolidated financial  statements are  an integral  part of  these statements.

          CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
          _______________________________________________

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          NOVEMBER 30, 1993

          1)   MANAGEMENT REPRESENTATIONS:

               The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
          Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Canandaigua Wine
          Company, Inc. and its consolidated subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 1993.

          2)   INVENTORIES:

               Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 95%, 88%, and 96% at November 30, 1993, August 31, 1993, and November 30, 1992, respectively.
          Replacement cost of the inventories determined on a FIFO basis approximated $249,439,000, $146,421,000, and $108,992,000 at
          November 30, 1993, August 31, 1993, and November 30,
          1992, respectively.  At November 30, 1993, August 31, 1993 and
          November 30, 1992, the net realizable value of the Company's inventories was in excess of $249,383,577, $147,165,267, and $109,006,179, respectively.

               Elements of cost include materials, labor and overhead and consist of the following:


                              November 30,      August 31,    November 30,
                              ____________      __________    ____________
                                      1993            1993            1992
                                      ____            ____            ____
           Raw materials       $37,076,076     $31,683,657    $40,417,572
           and supplies

           Wines, whiskey      158,739,578      73,400,765      53,012,924
           and spirits in
           process

           Finished case        53,567,923      42,080,845      15,575,683
                                __________      __________      __________
           goods

                              $249,383,577    $147,165,267    $109,006,179
                               ___________     ___________     ___________



          3)   PROPERTY, PLANT AND EQUIPMENT:

               The major components of property, plant and equipment for the Company are as follows:

                           November 30,    August 31,
                           ____________    __________
                           1993            1993
                           ____            ____
           Land             $11,676,195      $4,305,648

           Buildings and     60,633,394      30,135,151
           improvements
           Machinery and    135,563,360      91,161,305
           equipment

           Motor vehicles     2,517,429       2,553,585
           Construction       2,955,793       2,074,570
           in progress
                            ____________    ___________
                           $213,346,171    $130,230,259

           Less             (53,923,685)    (51,629,978)_
           accumulated
           depreciation
                           _____________    ____________
                           $159,422,486     $78,600,281
                           ____________     ___________

          4)   VINTNERS ACQUISITION:

               On October 15, 1993, the Company acquired substantially all of the tangible and intangible assets of Vintners International Company, Inc. ("Vintners") other than cash and the Hammondsport Winery (the "Vintners Assets"), and assumed certain current liabilities associated with the ongoing business, for an aggregate purchase price of $148.9 million (the "Cash Consideration"), subject to adjustment based upon the determination of the Final Net Current Asset Amount (as defined below), and paid $8,961,000 of direct acquisition and financing costs. In addition, at closing the Company delivered options (the "Options") to Vintners and Household Commercial of California, Inc., one of Vintners' Lenders, to purchase an aggregate of 500,000 shares (the "Option Shares") of the Company's Class A Common Stock, at an exercise price per share of $18.25, which are exercisable at any time until October 15, 1996. These options have been recorded at $8.42 per share, based upon an independent appraisal and $4,210,000 has been reflected as a component of additional paid-in-capital.

               Vintners was the United States' fifth largest supplier of wine with two of the country's most highly recognized brands, Paul Masson and Taylor California Cellars. The Vintners' assets include the Gonzales Winery in Gonzales, California; the Paul Masson wineries in Madera and Soledad, California; and the Hammondsport Winery in Hammondsport, New York which the Company is leasing for a period of 18 months from the date of the Vintners Acquisition.



               The Cash Consideration was funded by the Company pursuant to
          (i) approximately $12.6 million of Revolving Loans under the Credit Facility of which $11.2 million funded the cash consideration and $1.4 million funded the payment of direct aquisition costs; (ii) an accrued liability of approximately $7.7 million for the holdback described below and (iii) the $130.0 million Subordinated Bank
          Loan.  See "Description of Long-Term Debt" under Note 5.

               At closing the Company held back from the Cash
          Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company, and deposited an additional $2.8 million of the Cash Consideration into an escrow to be held until October 15, 1995. If the amount of the net current assets as determined after the closing (the "Final Net Current Asset Amount") is greater than 90% and less than 100% of the amount of net current assets estimated at closing (the "Estimated Net Current Asset Amount"), then the Company shall pay into the established escrow an amount equal to the Final Net Current Asset Amount less 90% of the Estimated Net Current Asset Amount. If the Final Net Current Asset Amount is greater than the Estimated Net Current Asset Amount, then, in addition to the payment described above, the Company shall pay an amount equal to such excess, plus interest from the closing, to Vintners. If the Final Net Current Asset Amount is less than 90% of the Estimated Net Current Asset Amount, then the Company shall be paid such deficiency out of the escrow account.

               The acquisition was accounted for using the purchase method; accordingly, Vintners assets were recorded at fair market value at the date of acquisition. The fair market value of the net assets acquired approximated the aggregate purchase price. The accompanying consolidated financial statements reflect the results of operations of Vintners since October 15, 1993.

               The following table presents unaudited pro forma results of operations as if the Vintners acquisition occurred at the beginning of the quarter ended 11/30/93 and as if the acquisitions of both Vintners and Barton Incorporated ("Barton") occurred at the beginning of the quarter ended 11/30/92, after giving effect to certain adjustments for depreciation, amortization of intangibles, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1994 and 1993, respectively, or of results which may occur in the future.

                                       Pro Forma
                               __________________________________________

                                November 30, 1993      November 30, 1992
                                _________________      _________________
           Net Sales            $171,747,000           $185,258,000

           Income from            12,589,000             21,227,000
           Operations




           Net Income               4,147,000              9,899,000

           Net Income per
           Common and
           Equivalent Shares:

             Primary                    $0.30                  $0.84
             Fully Diluted              $0.28                  $0.70

           Weighted Average
           Shares Outstanding:
                 Primary            14,033,381             11,759,996

                 Fully Diluted      16,252,297             15,053,081



          5)   LONG-TERM DEBT:

               Long-term debt consists of the following at November 30, 1993:

                                     CURRENT      LONG-TERM          TOTAL
                                     _______      _________          _____
           Credit Facilities
           _________________
           SENIOR CREDIT
           FACILITY:

           Term loan,              $6,000,000    $44,000,000    $50,000,000
           variable rate,
           original proceeds
           $50,000,000 due in
           installments
           through fiscal
           1999
           SUBORDINATED BANK
           LOAN:

           Term Loan,                      -     130,000,000    130,000,000
           graduating rate at
           9.25% at November
           30, 1993, matures
           in 2003
           Capitalized Lease
           _________________
           Agreements
           __________

           Capitalized               313,868        327,535        641,403
           equipment leases
           at interest rates
           ranging from 8.9%
           to 18%, due in
           monthly
           installments
           through fiscal
           1997

           INDUSTRIAL
           DEVELOPMENT
           AGENCIES:
           7 1/4% 1975 issue,        100,000              -        100,000
           original proceeds
           $2,000,000, due in
           annual
           installments of
           $100,000 through
           fiscal 1994


           7 1/2% 1980 issue,        118,500        592,500        711,000
           original proceeds
           $2,370,000, due in
           annual
           installments of
           $118,500 through
           fiscal 1999


           Other Long-Term
           _______________
           Debt
           ____

           Loans payable - 5%              -        966,973        966,973
           secured by cash
           surrender value of
           officer's life
           insurance policies

           Notes payable at        5,239,000      3,000,000      8,239,000
           1% below prime
           rate to prime
           rate, due in
           yearly
           installments
           through fiscal
           1995

           Promissory note at        320,000        320,000        640,000
           prime rate due in
           equal yearly
           installments
           through September
           30, 1995               __________    ___________     __________
                                 $12,091,368   $179,207,008   $191,298,376
                                 ___________   ____________   ____________




         DESCRIPTION OF LONG-TERM DEBT

          SENIOR CREDIT FACILITY

               On October 15, 1993 the Company amended the Senior Credit Facility (the "Credit Facility") in connection with the acquisition of substantially and of the assets of Vintners.

               The Credit Facility consists of: (i) a $50.0 million Term Loan; (ii) Revolving Loans in an aggregate principal amount, together with the aggregate amount of all undrawn or drawn letters of credit ("Revolving Letters of Credit"), not to exceed $95.0 million; and (iii) a standby irrevocable letter of credit of $28.2 million. The Banks have been given security interests in substantially all of the assets of the Company and its subsidiaries and each of the Company's principal operating subsidiaries has guaranteed, jointly and severally, the Company's obligations under the Credit Facility.

               The Revolving Loans and the Term Loan, at the Company's option, can be either a Base Rate Loan or a Eurodollar Loan. A Base Rate Loan bears interest at the rate per annum equal to (i) the higher of (1) Federal Funds Rate for such day plus 1/2 of 1%, or (2) the Chase Bank prime commercial lending rate, plus (ii) 0.375% (subject to adjustment). A Eurodollar Loan bears interest at London Interbank Offered Rate plus 1.625% (subject to adjustment).

               As of November 30, 1993, the $50.0 million Term Loan was outstanding, which was a Eurodollar Loan that bears interest at 4.95% per annum. As of November 30, 1993, $70.5 million was outstanding under the Revolving Loans and $21.5 million was available to be drawn down by the Company. The Revolving Loans are required to be prepaid in such amounts that the aggregate amount of Revolving Loans outstanding, together with the drawn and undrawn Revolving Letters of Credit, will not exceed the Borrowing Base. The Borrowing Base means the sum of 70% of the amount of certain eligible receivables plus 40% of the value of certain eligible inventory. In addition, the Revolving Loans are required to be prepaid in such amounts that, for a period of 30 consecutive days during the last two fiscal quarters of each fiscal year, the aggregate amount of Revolving Loans outstanding, together with drawn and undrawn Revolving Letters of Credit, will not exceed $35.0 million. The Revolving Loans mature on June 15, 1999.

               The Company is subject to certain restrictive covenants including those relating to additional liens, additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates, certain investments and certain other fundamental changes and making capital expenditures that exceed specified levels. The Company is also required to maintain the following financial covenants above specified levels: indebtedness to tangible net worth; tangible net worth; fixed charges ratio; operating cash flow to interest expense; and current ratio.

               The Company is required to maintain in effect until June 29, 1995 interest rate swap, cap or collar agreements or other similar arrangements (each, an "Interest Rate Protection Agreement") which protect the Company against three-month London Interbank Offered Rates exceeding 7.5% per annum in an amount at least equal to $25.0 million.

          SUBORDINATED BANK LOAN

               The Company borrowed $130.0 million under a Subordinated Bank Loan Agreement provided in connection with the Vintners Acquisition (the "Subordinated Bank Loan") pursuant to an agreement among the Company, its principal operating subsidiaries and the banks identified therein. On December 27, 1993 the Company repaid the Subordinated Bank Loan from the proceeds of the Senior Subordinated Notes (See Note 7 "Subsequent Events - Issuance of Senior Subordinated Notes") together with borrowings under the Revolving Loans. As of November 30,
          1993 the interest rate on the Subordinated Bank Loan was 9.25% per annum.

          CONVERTIBLE SUBORDINATED DEBENTURES

               On October 18, 1993, the Company called its Convertible Debentures for redemption on November 19, 1993 at a redemption price of 102.1% plus accrued interest. During the period September 1, 1993 through November 19, 1993, debentures in an aggregate principal amount of $58,960,000 were converted to 3,235,882 shares of the Company's Class A Common Stock at a price of $18.22 per share. An aggregate principal amount of approximately $63,000 was redeemed. Interest was accrued on the debentures until the date of conversion but was forfeited by the bondholders upon conversion. Accrued interest in an amount of approximately $1,370,000 was recorded as an addition to additional paid-in-capital.

               At the redemption date, the capitalized debenture issuance costs of approximately $2,246,000 net of accumulated amortization of approximately $677,000 were recorded as a reduction of additional paid-in-capital.


          6.   COMMITMENTS AND CONTINGENCIES:

               In connection with the acquisition of Vintners, the Company has assumed Vintners' purchase and crush contracts with certain growers and suppliers. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to five years. The actual tonnage of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, and the agricultural practices and location of the growers and suppliers under contract.

               The grapes purchased under these contracts are generally priced at market value as determined by either the prior year's (or an average of the three most recent prior years) Grape Crop Report issued by the California Department of Food and Agriculture or on prices as reported by the Federal State Market News Service. Some contracts include a minimum base price per ton that the Company must pay. The Company purchased $364,600 of grapes under these contracts during the period October 15, 1993 through November 30, 1993. Based on current and anticipated future yields and prices, the Company estimates that purchases in the following amounts will be required under these contracts during the remainder of fiscal 1994 and for the subsequent four fiscal years:

                          Remainder of 1994      $8,099,400

                          Year 1995             $26,648,000

                          Year 1996             $18,179,000
                          Year 1997               $5,665,000

                          Year 1998               $1,895,000

               For contracts extending beyond 1998, it is not feasible to estimate the amounts to be paid. However, none of the contracts with terms extending beyond 1998 are at prices in excess of market value, as defined above, and all of the contracts extending beyond 1998 are for quantities and varieties less than the anticipated future requirements of the business.

               The Company has assumed Vintners' grape crush contract obligations with another winery under which the Company is obligated to pay $600,000 for crushing and processing of a specified tonnage at a fixed price per ton during fiscal 1995.

               The Company has also assumed the lease obligations of Vintners, including the lease obligation with the owner of certain warehouse facilities no longer used by the Company.
          Under the terms of the agreement, the Company's lease obligation is reduced by the amount of rentals received from a new lessee of the facilities. The Company has accrued the estimated lease obligations in excess of the amount of rentals to be received from the new lessee.

               At November 30, 1993, aggregate minimum rental commitments under various non cancelable operating lease agreements assumed from Vintners for the remainder of fiscal 1994 and thereafter are as follows:


                        Remainder of 1994      $623,937

                        Year 1995               132,300
                        Year 1996                89,498

                        Year 1997                77,518
                        Year 1998                75,505

                        Thereafter               75,505



          7.   SUBSEQUENT EVENTS - ISSUANCE OF SENIOR SUBORDINATED NOTES

               On December 27, 1993 the Company issued $130,000,000 of unsecured Senior Subordinated Notes (the "Notes") due 2003 at a rate of 8.75% per annum. The net proceeds from the sale of the Notes, together with additional borrowings under the Revolving Loans, were used to repay in full the Subordinated Bank
          Loan (as described in the Long-Term Debt footnote) incurred to finance the Vintners Acquisition. Interest on the Notes will be payable semiannually on June 15 and December 15 of each year.
          The Notes are redeemable at the option of the Company, in whole or in part, or or after December 15, 1998. The Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the Credit
          Facility and, the Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.

               The indenture relating to the Notes contains certain covenants, including, but not limited to, (i) limitation on indebtedness; (ii) limitation on restricted payments; (ii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuances of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock;
          (x) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge coverage ratio.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS OF THE COMPANY

               The Company has realized significant growth in sales and profitability over the last two fiscal years primarily as a result of acquisitions. The Company acquired substantially all of the assets of Guild Wineries and Distilleries on October 1, 1991, all of the outstanding capital stock of Barton Incorporated ("Barton") on June 29, 1993 ("Barton Acquisition") and substantially all of the assets of Vintners International Company, Inc. ("Vintners") on October 15, 1993 ("Vintners Acquisition"). Management expects the Barton Acquisition and Vintners Acquisition to have a substantial impact on future results of the Company's operations. The Company's results of operations for the quarter ended November 30, 1993 include the results of operations of Barton for the complete period and include the results of the operations of Vintners' assets from October 15, 1993, the date of the Vintners Acquisition.

               The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as percentage of net sales:

                                                        QUARTER ENDED
                                                             NOVEMBER 30,

                                                        1993       1992

          Net sales . . . . . . . . . . . . . .        100.0%    100.0%
          Cost of product sold  . . . . . . . .         71.1      69.7
                                                       _____     _____
            Gross profit  . . . . . . . . . . .         28.9      30.3
          Selling, general and administrative expenses  20.5      20.1
                                                       _____     _____
            Operating income  . . . . . . . . .          8.4      10.2
          Interest expense, net . . . . . . . .          2.5       2.0
                                                        _____     _____
            Income before provision for income taxes     5.9       8.2
          Provision for federal and state income taxes   2.2       3.1
                                                        _____     _____

            Net income  . . . . . . . . . . . .          3.7%      5.1%
                                                        _____      _____


          First Quarter Ended November 30, 1993 ("First Quarter 1994") Compared to First Quarter Ended November 30, 1992 ("First Quarter 1993")

               NET SALES

               Net sales for the Company's First Quarter 1994 increased to $154.5 million from $71.1 million for First Quarter 1993, an increase of $83.4 million, or approximately 117%. This increase resulted from the inclusion of $66.3 million of Barton's net sales during First Quarter 1994 and $22.2 million of net sales of Vintners' products from October 15, 1993, the date of the Vintners' Acquisition.


          WINE

               Net sales and unit volume of the Company's branded wine products declined 6.4% and 9.7%, respectively, as compared to the same period a year ago. Net sales of the Company's branded products declined less than unit volume due to higher prices of certain brands and a favorable change in product mix. This decrease was principally a result of a decline in net sales and unit volume of the Company's dessert wine brands, and lower sales of branded wine products acquired from Vintners due to a reduction in shipments during the first two week transitional period after the Vintners Acquisition.

               Net sales and unit volume of the Company's varietal table wine brands for First Quarter 1994 increased 16.2% and 19.3%, respectively, reflecting increases in sales of most of the Company's varietal table wine brands as compared to the same period a year ago. Net sales and unit volume of the Company's generic table wine brands for the same period were down 11.3% and 10.9%, respectively, principally due to a reduction in shipments of generic table wine brands acquired from Vintners during the first two-week transition period after the Vintners Acquisition. Net sales and unit volume of sparkling wine brands were up 2.3% and essentially flat, respectively. Net sales and unit volume of the Company's dessert wine brands were down approximately 22.7% and 23.4%, respectively, in First Quarter 1994 versus the same period a year ago. The Company's net sales and unit volume of dessert wine brands have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States. During First Quarter 1994, net sales of branded dessert wines constituted less than 10% of the Company's overall net sales.

               For purposes of computing the comparative data for the Company's branded wine products set forth above, sales of branded wine products acquired from Vintners have been included in First Quarter 1994 from October 15, 1993 (the date of the Vintners Acquisition) through November 30, 1993, and for the same period during First Quarter 1993 prior to the Vintners Acquisition.

          IMPORTED BEER

               Net sales and unit volume of the Company's beer brands for First Quarter 1994 increased by approximately 16.5% and 13.3%, respectively, when compared to Barton's net sales and unit volume for the same period a year ago, which was prior to the Barton Acquisition. These increases resulted primarily from increased sales of the Company's Corona Extra brand and other Mexican beer brands, and increased sales of its St. Pauli Girl brand. The Company's agreement to distribute Corona Extra and its other Mexican beer brands expires in December 1994. The Company has commenced negotiations to renew this contract and expects to enter into a new contract in 1994. The failure to renew this agreement would have a material adverse impact on the Company's business.

          SPIRITS

               Net sales and unit volume of the Company's spirits case goods for First Quarter 1994 were down 2.6% and up slightly, respectively, as compared to Barton's net sales and unit volume for the same period a year ago. This decrease in net sales was primarily due to lower net sales of the Company's aged whiskey brands, which was offset in large part by increased net sales of the Company's liqueur brands. The Company also had increased net sales of its vodka and tequila brands.

               GROSS PROFIT

               Gross profit increased to $44.7 million in First Quarter 1994 from $21.5 million in First Quarter 1993, an increase of $23.2 million, or 107%. This increase in gross profit resulted from the inclusion of Barton's and Vintners' operations into the Company's. Gross profit as a percentage of net sales decreased to 28.9% in First Quarter 1994 from 30.3% in First Quarter 1993. The Company's gross margin decreased primarily as a result of the inclusion of Barton's and Vintners' operations into the Company.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses increased to $31.6 million in First Quarter 1994 from $14.3 million in First Quarter 1993, an increase of $17.3 million, or 121%. This increase resulted from the inclusion of Barton's and Vintners' selling, general and administrative expenses into the Company's and higher advertising and promotional spending on brands of the Company owned prior to the Barton and Vintners Acquisitions.

               INTEREST EXPENSE, NET

               Interest expense, net increased to $3.8 million in First Quarter 1994 from $1.4 million First Quarter 1993, an increase of $2.4 million. This increase principally resulted from financing activities related to the Vintners Acquisition and Barton Acquisition.

               NET INCOME

               Net income increased to $5.7 million in First Quarter 1994 from $3.6 million in First Quarter 1993, an increase of $2.1 million, or 57%. This increase resulted primarily from the inclusion of the operations of Barton and Vintners into the Company's.




          FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

               The  Company's  principal  use  of  cash  in  its  operating activities  is for  purchasing  and  carrying  inventory  of  raw materials and finished goods. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual fall grape harvest when the Company has relied on short-term borrowings. The annual grape crush normally begins in August and runs through November. The Company generally begins purchasing grapes in August with payments for such grapes beginning to come due in September. The Company's short-term borrowings to support such purchases generally reach their highest levels in November or December. Historically, the Company has used cash flow from operations to repay its short-term borrowings. The Company believes that as a result of the Vintners Acquisition, and to a lesser extent, the Barton Acquisition, it will have increased short-term borrowing needs.

               A description of the Company's credit facility and other indebtedness is provided in Note 5 to the Company's financial statements in Part 1 of this report.

          WORKING CAPITAL REQUIREMENTS

               As  of November 30,  1993 the  Company's Current  Assets and
          Liabilities increased from August 31, 1993 due in large part to the Vintners Acquisition. Net of the effect of the Vintners Acquisition, Current Assets increased principally as a result of normal seasonal trends and an increase in inventory due primarily to the purchase of grapes from the 1993 harvest. Current Liabilities similarly increased due primarily to an increase in short-term borrowings to fund grape purchases and accounts payable from the 1993 harvest. As of November 30, 1993, $70.5 million was outstanding under the revolving loans under the Company's credit facility and $21.5 million was available to be drawn down by the Company.

               As part of the consideration for Barton, the Company agreed to make payments to the former stockholders of Barton ("Barton Stockholders") of up to an aggregate of $57.3 million which are payable to the Barton Stockholders over a three-year period upon the satisfaction of certain performance goals. The first payment of $4.0 million was paid to the Barton Stockholders on December
          31, 1993.   The remaining payments are  as follows:  up to $28.3
          million is to be made on December 30, 1994; up to $10.0 million is to be made on November 30, 1995; and up to $15.0 million is to
          be  made on  November 29, 1996.   Such  payment obligations  are
          secured in part by a $28.2 million letter of credit issued under the Company's credit facility and are subject to acceleration in certain events.

               As part of the acquisition of Vintners, the Company held back from the Cash Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company. Final determination of the net current asset amount is expected to occur prior to the end of the Company's 1994 fiscal year. If the finally determined net current asset amount exceeds the closing estimate, $8.4 million plus such excess will be paid by the Company. If the finally determined net current asset amount is less than the closing estimate, $8.4 million minus the deficiency will be paid by the Company. See Note 5 to the Company's financial statements in Part 1 of this report. The Company expects that the amount to be paid will not exceed $7.7 million. Such amount will be depositied into an escrow account established to reimburse the Company for any indemnification claims arising out of the Vintners Acquisition.

               Other major payments expected during fiscal 1994 include a $5.1 million cash payment to Hiram Walker & Sons, Inc. for the extension of licenses to use the Ten High, Crystal Palace and certain other spirits brands. Capital expenditures for property, plant and equipment during fiscal 1994 are not expected to vary materially from amounts expended in fiscal 1993.

               The Company believes that cash flow from operations will provide sufficient funds to meet all of its anticipated short and long-term debt service obligations and the major cash requirements described above. The Company is not aware of any potential impairment to its liquidity and believes that the revolving loans available under its credit facility and cash flow from operations will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for at least the next four fiscal quarters.

          FINANCING ACTIVITIES

               During the quarter ended November 30, 1993, the Company completed the acquisition of Vintners. The cash portion of the purchase price was funded by revolving loans associated with the 1993 harvest and a $130 million subordinated bank loan (the
          "Subordinated  Bank Loan").    On December  27, 1993,  the public
          offering and sale of the Company's 8.75% Senior Subordinated Notes (the "Notes") was completed, the proceeds of which, together with additional borrowings under the Company's credit facility, were used to repay in full the Subordinated Bank Loan. A description of the Notes is set forth in Note 7 to the
          Company's financial  statements in Part  1 of this report.   Such
          description is qualified in its entirety by reference to the complete text of the Indenture covering the Notes, a copy of which is filed with this report.

               In addition, the Company called its 7% Convertible Subordinated Debentures Due 2011 for redemption on November 19, 1993. Prior to such redemption substantially all of the convertible debentures were converted into shares of the Company's Class A Common Stock.

          PART II - OTHER INFORMATION


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  See Index  to Exhibits  located on  Page       of  this
                                                             _____
                    Report.

               (b)  The following Current  Reports on Form 8-K and  Form 8-
                    K/A  were  filed   with  the  Securities  and  Exchange
                    Commission during the quarter ended November 30, 1993:

                    1. Form 8-K dated September 15, 1993. This Form 8-K reported information under Item 5 (Other Events).

                    2. Form 8-K dated October 15, 1993. This Form 8-K reported information under Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and
                         Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). The following financial statements were filed with this Form 8-
                         K:

                         The balance sheets of Vintners International Company, Inc. as of July 31, 1993 and 1992, the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended July 31, 1993, and the report of Ernst & Young, independent auditors, thereon, together with the notes thereto.

                    3.   Form 8-K/A  dated October 15,  1993 (Amendment No.
                         1). This Form 8-K/A amended the Form 8-K dated October 15, 1993 and reported information under
                         Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). The following financial statements were filed with this Form 8-K/A:

                         The  balance   sheets  of  Vintners  International
                         Company, Inc. as of July 31, 1993 and 1992, the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended July 31, 1993, and the report of Ernst & Young, independent auditors, thereon, together with the notes thereto.

                         Unaudited Pro Forma Condensed Consolidated Balance Sheet as of May 31, 1993 and the notes thereto and unaudited Pro Forma Condensed Consolidated Statements of Income for the year ended August 31, 1992 and the nine months ended May 31, 1993 and the notes thereto.




                    In  addition to the above-referenced Current Reports on
               Form 8-K and Form 8-K/A, during December 1993 the Company filed Form 8-K/A dated October 15, 1993 (Amendment No. 2). This Form 8-K/A amended the Form 8-K dated October 15, 1993 and reported information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). This Form 8-K/A did not amend any financial statements previously filed; the sole purpose for filing this Form 8-K/A was to include a Consent of Ernst & Young, Independent Auditors.

          INDEX TO EXHIBITS



           (2)      Plan  of   acquisition,  reorganization,   arrangement,
          liquidation or succession.

               (a) Asset Sale Agreement between Vintners International Company, Inc. and Canandaigua Wine Company, Inc. dated September 14, 1993 (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K, dated October 15, 1993.

               (b) Amendment dated as of October 14, 1993 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and Canandaigua Wine Company, Inc., is incorporated herein by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K, dated October 15, 1993.

               (c) Amendment No. 1 dated as of October 15, 1993 to Amendment and Restatement dated as of June 29, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit 2(c) to the Company's Current Report on Form 8-K, dated October 15, 1993.

               (d) Senior Subordinated Loan Agreement dated as of October 15, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit 2(d) to the Companys' Current Report on Form 8-K, dated October 15, 1993.

           (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

               (a) Indenture dated as of December 27, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and Chemical Bank is included herein as Exhibit 4.1 at page ___ of this Report.


          (10)      Material Contracts

               (a) The Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Appendix B of the  Canandaigua Wine  Company,  Inc.  Definitive Proxy
                    Statement dated December 23, 1987 and incorporated herein by reference).

               (b) Amendment No. 1 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference).

               (c) Amendment No. 2 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1992 and incorporated herein by reference).

               (d) Amendment No. 3 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

               (e) Amendment No. 4 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan is set
                    forth in Exhibit 10.1 on page     of this Report.
                                                  ___

               (f) Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

               (g)  Barton Incorporated Management Incentive Plan (filed as
                    Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

               (h) Ellis M. Goodman Split Dollar Insurance Agreement (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

               (i) Barton Brands, Ltd. Deferred Compensation Plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

               (j)  Marvin Sands Split Dollar Insurance Agreement (filed as
                    Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

               (k)  Amendment and Restatement dated  as of June 29, 1993 of




                    Credit Agreement among Canandaigua Wine Company Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(b) to the Company's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).

               (l) Amendment No. 1 dated as of October 15, 1993 to Amendment and Restatement dated as of June 29, 1993 of Credit Agreement among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(c) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

               (m) Senior Subordinated Loan Agreement dated as of October 15, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as Agent (filed as Exhibit 2(d) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

          (11)      Statement re computation of per share earnings.

               Computation of per share earnings is set forth in Exhibit 11
               on page     of this Report.
                       ___

          (15)      Letter re unaudited interim financial information.

               Not applicable.

          (18)      Letter re change in accounting principles.

               Not applicable.

          (19)      Report furnished to security holders.

               Not applicable.

          (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS.

               Not applicable.

          (23)      Consents of experts and counsel.

               Not applicable.

          (24)      Power of Attorney.

               Not applicable.

          (27)      Financial Data Schedule.





               Not applicable.

          (99)      Additional Exhibits.

               Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CANANDAIGUA WINE COMPANY, INC.


Dated:  January 13, 1994    By: s/Richard Sands
                                ________________________________
                                    Richard Sands, President and
                                    Chief Executive Officer


Dated:  January 13, 1994    By: s/Lynn K. Fetterman
                               ___________________________________
                                Lynn K. Fetterman, Senior Vice President, Chief
                                    Financial Officer and Secretary (Principal
                                    Financial Officer and Principal Accounting
                                    Officer)

SUBSIDIARIES

                                    Batavia Wine Cellars, Inc.


Dated:  January 13, 1994    By: s/Richard Sands
                               ____________________________________

                                    Richard Sands, Vice President


Dated:  January 13, 1994    By: s/Lynn K. Fetterman
                               _____________________________________
                              Lynn K. Fetterman, Secretary and Treasurer
                              (Principal Financial Officer and Principal
                                        Accounting Officer)

                                    Bisceglia Brothers Wine Co.


Dated:  January 13, 1994    By: s/Richard Sands
                               _____________________________________
                                    Richard Sands, Vice President


Dated:  January 13, 1994    By: s/Lynn K. Fetterman
                               _____________________________________
                                    Lynn K. Fetterman, Secretary (Principal
                                    Financial Officer and Principal Accounting
                                        Officer)

                                    California Products Company


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                    Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Lynn K. Fetterman
                               _____________________________________
                                    Lynn K. Fetterman, Secretary (Principal
                                    Financial Officer and Principal Accounting
                                    Officer)


                            Guild Wineries & Distilleries, Inc.


Dated:  January 13, 1994        By: s/Chris Kalabokes
                               _____________________________________
                        Chris Kalabokes, Chief Executive Officer


Dated:  January 13, 1994        By: s/Lynn K. Fetterman
                               _____________________________________
                                    Lynn K. Fetterman, Secretary and Treasurer
                                    (Principal Financial Officer and Principal
                                        Accounting Officer)

                                    Tenner Brothers, Inc.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Lynn K. Fetterman
                               _____________________________________
                                    Lynn K. Fetterman, Secretary (Principal
                                    Financial Officer and Principal Accounting
                                        Officer)

                                    Widmer's Wine Cellars, Inc.

Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Lynn K. Fetterman
                               _____________________________________
                                    Lynn K. Fetterman, Secretary (Principal
                                    Financial Officer and Principal Accounting
                                    Officer)

                                    Barton Incorporated


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Raymond E. Powers
                               _____________________________________
                                  Raymond E. Powers, Vice President (Principal
                                  Financial Officer and Principal Accounting
                                  Officer)

                                    Barton Brands, Ltd.


Dated:  January 13, 1994         By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994         By: s/Raymond E. Powers
                               _____________________________________
                                  Raymond E. Powers, Senior Vice President-
                                  Finance (Principal Financial Officer and
                                        Principal Accounting Officer)


                                    Barton Beers, Ltd.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President

Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                        Officer)


                                Barton Brands of California, Inc.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                        Officer)


                                    Barton Brands of Georgia, Inc.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                        Officer)


                                    Barton Distillers Import Corp.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                        Officer)


                                    Barton Financial Corporation


Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, President and Treasurer
                                  (Principal Financial Officer and Principal
                                        Accounting Officer)


                                    Stevens Point Beverage Co.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                        Officer)

                                    Monarch Wine Company, Limited Partnership


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President Barton
                                        Management, Inc., General Partner


Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, Vice Presidnt and
                                  Treasurer, Barton Management, Inc., General
                                  Partner (Principal Financial Officer and
                                  Principal Accounting Officer)


                                    Barton Management, Inc.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, Vice President


Dated:  January 13, 1994        By: s/Norman R. Goldstein
                               _____________________________________
                                  Norman R. Goldstein, Vice President and
                                  Treasurer (Principal Financial Officer and
                                   Principal Accounting Officer)


                                Vintners International Company, Inc.


Dated:  January 13, 1994        By: s/Richard Sands
                               _____________________________________
                                        Richard Sands, President


Dated:  January 13 , 1994       By: s/Lynn K. Fetterman
                               _____________________________________
                                  Lynn K. Fetterman, Secretary and Treasurer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

                                    INDEX TO EXHIBITS


 (2)        Plan of acquisition, reorganization,
arrangement, liquidation or succession.

      (a)   Asset Sale Agreement between Vintners
            International Company, Inc. and Canandaigua
            Wine Company, Inc. dated September 14, 1993
            (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K, dated October 15, 1993.

      (b)   Amendment dated as of October 14, 1993 to Asset
            Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and Canandaigua Wine Company, Inc., is incorporated herein by reference to Exhibit
            2(b) to the Company's Current Report on Form 8-
            K, dated October 15, 1993.

      (c)   Amendment No. 1 dated as of October 15, 1993 to
            Amendment and Restatement dated as of June 29, 1993 among Canandaigua Wine Company, Inc., its
            Subsidiaries and certain banks for which The
            Chase Manhattan Bank (National Association) acts as agent (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit
            2(c) to the Company's Current Report on Form 8-
            K, dated October 15, 1993.

      (d)   Senior Subordinated Loan Agreement dated as of
            October 15, 1993 among Canandaigua Wine
            Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank
            (National Association) acts as agent (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit
            2(d) to the Companys' Current Report on Form 8-
            K, dated October 15, 1993.

 (4) Instruments defining the rights of security holders, including indentures.

      (a)   Indenture dated as of December 27, 1993 among
            Canandaigua Wine Company, Inc., its
            Subsidiaries and Chemical Bank is included herein as Exhibit 4.1 at page ___ of this Report.

(10)        Material Contracts

      (a) The Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as
            Appendix B of the Canandaigua Wine Company,
            Inc. Definitive Proxy Statement dated December
            23, 1987 and incorporated herein by reference).

      (b)   Amendment No. 1 to the Canandaigua Wine
            Company, Inc. Stock Option and Stock
            Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference).

      (c)   Amendment No. 2 to the Canandaigua Wine
            Company, Inc. Stock Option and Stock
            Appreciation Right Plan (filed as Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1992 and incorporated herein by reference).

      (d)   Amendment No. 3 to the Canandaigua Wine
            Company, Inc. Stock Option and Stock
            Appreciation Right Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

      (e)   Amendment No. 4 to the Canandaigua Wine
            Company, Inc. Stock Option and Stock
            Appreciation Right Plan is set forth in Exhibit
            10.1 on page     of this Report.

      (f)   Employment Agreement between Barton
            Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton
            Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the
            Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

      (g)   Barton Incorporated Management Incentive Plan
            (filed as Exhibit 10.6 to the Company's Annual
            Report on Form 10-K for the fiscal year ended
            August 31, 1993 and incorporated herein by reference).

      (h)   Ellis M. Goodman Split Dollar Insurance
            Agreement (filed as Exhibit 10.7 to the
            Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

      (i)   Barton Brands, Ltd. Deferred Compensation Plan
            (filed as Exhibit 10.8 to the Company's Annual
            Report on Form 10-K for the fiscal year ended
            August 31, 1993 and incorporated herein by reference).

      (j)   Marvin Sands Split Dollar Insurance Agreement
            (filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the fiscal year ended
            August 31, 1993 and incorporated herein by reference).

      (k)   Amendment and Restatement dated as of June 29,
            1993 of Credit Agreement among Canandaigua Wine
            Company Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank
            (National Association) acts as agent (filed as Exhibit 2(b) to the Company's Current Report on
            Form 8-K dated June 29, 1993 and incorporated herein by reference).

      (l)   Amendment No. 1 dated as of October 15, 1993 to
            Amendment and Restatement dated as of June 29, 1993 of Credit Agreement among Canandaigua
            Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan
            Bank (National Association) acts as agent
            (filed as Exhibit 2(c) to the Company's Current
            Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

      (m)   Senior Subordinated Loan Agreement dated as of
            October 15, 1993 among Canandaigua Wine
            Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank
            (National Association) acts as Agent (filed as
            Exhibit 2(d) to the Company's Current Report on
            Form 8-K dated October 15, 1993 and
            incorporated herein by reference).

(11)        Statement re computation of per share earnings.

      Computation of per share earnings is set forth in
      Exhibit 11 on page ___ of this Report.

(15)        Letter re unaudited interim financial
            information.

      Not applicable.

(18)        Letter re change in accounting principles.

      Not applicable.

(19)        Report furnished to security holders.

      Not applicable.

(22) Published report regarding matters submitted to a vote of security holders.

      Not applicable.

(23)        Consents of experts and counsel.

      Not applicable.

(24)        Power of Attorney.

      Not applicable.

(27)        Financial Data Schedule.

      Not applicable.

(99)        Additional Exhibits.

      Not applicable.