Form 10-Q
period 1994-02-28
CANANDAIGUA WINE CO INC; BATAVIA WINE CELLARS INC; BISCEGLIA BROTHERS WINE CO; CALIFORNIA PRODUCTS CO; GUILD WINERIES & DISTILLERIES INC; TENNER BROTHERS INC; WIDMERS WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD
filed 1994-04-12
CIK 16918, 914160, 914162, 914163, 914164, 914165, 914166, 914167, 914168, 914169

Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

(Mark one)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934
    For the quarterly period ended       February 28, 1994
                                      ______________________
OR

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


The number of shares outstanding of each of the classes of common stock of Canandaigua Wine Company, Inc. as of April 8, 1994 is set forth below (all of the registrants, other than Canandaigua Wine Company, Inc. are direct or indirect wholly owned subsidiaries of Canandaigua Wine Company, Inc.).


    Class                                   Number of Shares
                                            Outstanding

Class A Common Stock,
 Par Value $.01 Per Share                  12,591,831

Class B Convertible Common Stock,
 Par Value $.01 Per Share                    3,391,451

PAGE

                                        Part 1 - Financial Information
          Item 1.  Financial Statements
                                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets

                                                                 February 28, 1994        August 31, 1993
                                                                    (Unaudited)             (Unaudited)
                              Assets
    Current Assets:
        Cash and equivalents                                     $5,583,715             $3,717,782
        Accounts receivable                                      91,485,890             75,908,946
        Inventories                                             226,837,816            147,165,267
        Prepaid expenses and other current assets                18,253,589             17,262,919
            Total Current Assets                               $342,161,010           $244,054,914

    Property, Plant and Equipment, at cost less accumulated
        depreciation                                            166,119,369             78,600,281
    Other Assets                                                 42,111,525             32,527,291
        Total Assets                                           $550,391,904           $355,182,486

               Liabilities and Stockholders' Equity
    Current Liabilities:
        Current portion of long-debt                            $14,054,835            $11,828,000
        Notes Payable - banks                                    51,000,000              9,000,000
        Accounts payable - trade                                 33,114,211             41,288,481
        Federal and state income taxes                              694,452                950,509
        Federal and state excise taxes                           17,195,957             11,194,941
        Accrued salaries, bonuses and commissions                 5,488,311              4,276,960
        Other accrued liabilities                                27,800,616             16,499,606
        Deferred income taxes                                     1,763,241              1,763,241
            Total Current Liabilities                          $151,111,623            $96,801,738

    Long-Term Debt, less current portion                       $175,205,995           $108,303,233
    Deferred Income Taxes                                       $20,381,729            $20,629,329
    Other Long-Term Liabilities                                  $3,191,313             $3,344,414
    Stockholders' Equity
        Class A Common Stock, $.01 par value - Authorized
            60,000,000 shares; Issued, 13,831,197 at February
            28,1994 and 10,543,645 at August 31, 1993              $138,312               $105,439
        Class B Convertible Common Stock, $.01 par value -
            Authorized 20,000,000 shares; Issued, 4,017,176 at
            February 28, 1994 and 4,068,576 at August 31, 1993       40,172                 40,685
                                                                110,066,831             47,201,942
    Additional paid-in capital                                   97,919,770             86,525,325
    Retained earnings                                           208,165,085            133,873,391

    Less Treasury Stock
        Class A Common Stock, 1,239,366 shares at February 28,
            1994 and 1,274,251 at August 31, 1993, at cost       (5,457,318)            (5,563,096)
        Class B Convertible Common Stock, 625,725 shares at
            February 28, 1994 and August 31, 1993, at cost       (2,206,523)            (2,206,523)
        Total Stockholders' Equity                             $200,501,244           $126,103,772
        Total Liabilities and Stockholders' Equity             $550,391,904           $355,182,486

           The accompanying notes to consolidated financial statements are an integral part of these statements.

PAGE

                                                           CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                                                Consolidated Statements of Income and Retained Earnings
                                                           Six Months Ended                          Three Months Ended
                                                      February 28, 1994    February 28, 1993    February 28, 1994    February 28, 19
                                                         (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
   Gross Sales                                  $406,572,248         $160,006,558         $192,618,021          $71,845,481
   Less Excise taxes                            (112,056,505)         (30,116,066)         (52,586,893)         (13,063,746)

   Net sales                                    $294,515,743         $129,890,492         $140,031,128          $58,781,735

   Cost of Product Sold                         (208,191,988)         (90,660,486)         (98,362,807)         (41,088,734)

   Gross profit on sales                          86,323,755           39,230,006           41,668,321           17,693,001

   Selling, General & Administrative Expenses    (59,659,905)         (25,740,223)         (28,012,389)         (11,418,580)

   Operating Income                               26,663,850           13,489,783           13,655,932            6,274,421

   Interest Income                                    73,771              121,954               35,746               18,006

   Interest Expense                               (8,359,536)          (3,038,436)          (4,505,713)          (1,531,530)

   Income before provision for income taxes       18,378,085           10,573,301            9,185,965            4,760,897

   Provision for Federal and State Income Taxes   (6,983,640)          (4,017,750)          (3,444,732)          (1,809,050)

   Net Income                                     11,394,445            6,555,551            5,741,233            2,951,847

   Retained Earnings, Beginning                   86,525,325           70,921,273           92,178,537           74,524,977

   Retained Earnings, Ending                     $97,919,770          $77,476,824          $97,919,770          $77,476,824

   Net Income Per Common and Equivalent Share

   Primary                                                 $.75                 $.56                 $.35                $.25
   Fully Diluted                                           $.72                 $.52                 $.35                $.24

   Weighted Average Shares Outstanding

   Primary                                        15,198,371           11,769,600           16,375,396            11,779,222
   Fully Diluted                                  16,307,830           15,062,684           16,375,396            15,072,307

   Dividend per share                                   NONE                 NONE                 NONE                  NONE



                                              The accompanying notes to consolidated financial statements are an integral part of these statements

                                                    CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                                                         Consolidated Statements of Cash Flows
                                                             Six Months Ended                         Three Months Ended
                                                                February 28, 1994    February 28, 1993    February 28, 1994    Febru
                                                                   (Unaudited)          (Unaudited)          (Unaudited)          (U
   Cash Flows From Operating Activities:
    Net Income                                           $11,394,445           $6,555,551           $5,741,233           $2,951,847
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation of property, plant and equipment
                                                           4,732,677            3,602,774            2,438,970            1,790,011
      Amortization
                                                           1,648,692              515,934              804,889              257,967
      Gain on sale of equipment
                                                                   0             (184,968)                   0                    0
      Change in deferred taxes
                                                            (247,600)                   0             (247,600)                   0
      Accrued interest on converted debentures, net of
   tax
                                                             161,241                    0             (520,900)                   0
      Changes in assets and liabilities, net of effects
       from purchase of business:
       Accounts receivable                                 4,600,826            5,481,235           31,919,372           16,287,963
       Inventories                                         4,738,299           (6,934,091)          14,424,867            9,377,687
       Prepaid expenses                                     (677,574)             613,164           (3,423,283)          (1,688,853)
       Accounts payable                                  (41,439,624)         (26,066,356)         (12,831,766)          (8,911,183)
       Accrued Federal and state income taxes               (256,057)           1,690,921           (2,365,826)            (490,850)
       Accrued Federal and state excise taxes              4,943,538             (209,395)           3,762,193              (82,420)
       Accrued salaries and commissions                    1,211,351             (430,051)             556,349             (502,216)
       Other accrued liabilities                          (5,819,961)            (789,333)          (6,835,694)            (921,951)
      Other                                               (9,120,695)            (222,787)          (9,076,990)             (10,252)
       Total adjustments                                $(35,524,887)        $(22,932,953)         $18,604,581          $15,105,903
         Net cash used by operating activities          $(24,130,442)        $(16,377,402)         $24,345,814          $18,057,750
   Cash Flows From Investing Activities
    Purchases of property, plant and equipment, net of
      minor disposals                                    $(2,800,418)          (3,151,506)          (1,274,828)            (940,732)
    Purchase of business-net of cash acquired
                                                               3,200                    0                    0                    0
    Proceeds from sale of equipment
                                                                   0              649,000                    0                    0
      Net cash used by investing activities
                                                         $(2,797,218)         $(2,502,506)         $(1,274,828)           $(940,732)
   Cash Flows From Financing Activities:
    Net proceeds of short-term borrowings                 30,681,358           18,000,000          (19,500,000)         (17,000,000)
    Principal payments of long-term debt                  (2,439,666)             (25,682)          (2,037,546)             (10,850)
    Proceeds of employee stock appreciation & purchase
      plan                                                   544,860              202,279              544,860              152,005
    Exercise of employee stock options                        10,000                    0               10,000                    0
    Fractional shares paid for stock splits                   (2,959)                   0                    0                    0
      Net cash provided by financing activities          $28,793,593          $18,176,597         $(20,982,686)        $(16,858,845)
   Net Decrease in Cash and Cash Investments              $1,865,933             (703,311)           2,088,300             $258,173
   Cash and Cash Equivalents, beginning of period          3,717,782            2,193,543            3,495,415            1,232,059
   Cash and Cash Equivalents, end of period               $5,583,715           $1,490,232           $5,583,715           $1,490,232
   Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
      Interest                                            $6,722,319           $3,038,436           $4,128,157           $1,427,233
      Income taxes                                        $8,008,197           $2,326,829           $6,579,057           $2,299,900
   Supplemental Disclosures of Noncash Investing and
    Financing Activities:
    Fair value of assets acquired                       $199,493,954
    Liabilities assumed                                  (52,661,669)
    Consideration paid
                                                        $146,832,285
    Less - amounts borrowed
                                                        (142,622,285)
    Less - issuance of Class A Common Stock options       (4,210,000)
    Net cash paid for acquisition                      $           0
   Issuance of Class A Common Stock for conversion of
    debentures                                           $58,960,000
   Write off of unamortized deferred financing costs on
    debentures                                            (1,568,719)
   Write off of unpaid accrued interest on debentures      1,370,743
   Total addition to Stockholders' Equity from
    Conversion                                           $58,762,024
                         The accompanying notes to consolidated financial statements are an integral part of these statements

                   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                  February 28, 1994


          1.  Management Representations:

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

          2.  Inventories:

              Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 95%, 88%, and 96% at February 28, 1994, August 31, 1993, and February 28, 1993, respectively. Replacement cost of the inventories determined on a FIFO basis approximated $227,043,000, $146,421,000, and $99,615,000 at
          February 28, 1994, August 31, 1993, and February 28, 1993, respectively. At February 28, 1994, August 31, 1993 and February 28, 1993, the net realizable value of the Company's inventories was in excess of $226,837,816, $147,165,267, and $99,628,492, respectively.

              Elements of cost include materials, labor and overhead and consist of the following:

                            February 28,     August 31,        February 28,
                            1994             1993              1993
          Raw
            materials
            and
            supplies       $32,972,286      $31,683,657       $33,971,573

          Wines,
            whiskey
            and
            spirits in
            process        145,942,808       73,400,765        48,121,804

          Finished
            case goods      47,922,722       42,080,845        17,535,115
                          $226,837,816     $147,165,267       $99,628,492
          3.  Property, Plant and Equipment:

             3.  Property, Plant and Equipment:

                  The major components of property, plant and equipment for
              the Company are as follows:

                                  February 28, 1994     August 31, 1993
     Land                        $12,368,286             $4,305,648
     Buildings and
       improvements               63,568,625             30,135,151

     Machinery and equipment     140,608,209             91,161,305


     Motor vehicles                2,466,542              2,553,585
     Construction in progress      3,470,362              2,074,570
                                $222,482,024           $130,230,259
     Less accumulated
         depreciation            (56,362,655)           (51,629,978)

                                $166,119,369            $78,600,281


          4.  Vintners Acquisition:

              On October 15, 1993, the Company acquired substantially all of the tangible and intangible assets of Vintners International Company, Inc. ("Vintners") other than cash and the Hammondsport Winery (the "Vintners Assets"), and assumed certain current liabilities associated with the ongoing business (the "Vintners Acquisition"), for an aggregate purchase price of $148.9 million (the "Cash Consideration"), subject to adjustment based upon the determination of the Final Net Current Asset Amount (as defined below), and paid $8,961,000 of direct acquisition and financing costs. In addition, at closing the Company delivered options (the "Options") to Vintners and Household Commercial of California, Inc., one of Vintners' lenders, to purchase an aggregate of 500,000 shares (the "Option Shares") of the Company's Class A Common Stock, at an exercise price per share of $18.25, which are exercisable at any time until October 15, 1996. These options have been recorded at $8.42 per share, based upon an independent appraisal and $4,210,000 has been reflected as a component of additional paid-in-capital.

              Vintners was the United States' fifth largest supplier of wine with two of the country's most highly recognized brands, Paul Masson and Taylor California Cellars. The wineries acquired from Vintners are the Gonzales Winery in Gonzales, California and the Paul Masson wineries in Madera and Soledad, California. In addition, the Company is leasing from Vintners the Hammondsport Winery in Hammondsport, New York. The lease is for a period of 18 months from the date of the Vintners Acquisition.

              The Cash Consideration was funded by the Company pursuant to
          (i) approximately $12.6 million of Revolving Loans under the Credit Facility (as defined in Note 5 below) of which $11.2 million funded the Cash Consideration and $1.4 million funded the payment of direct acquisition costs; (ii) an accrued liability of approximately $7.7 million for the holdback described below and
          (iii) the $130.0 million Subordinated Bank Loan (as defined in
          Note 5 below). See "Description of Long-Term Debt" under Note 5 below.

              At closing the Company held back from the Cash Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company, and deposited an additional $2.8 million of the Cash Consideration into an escrow to be held until October 15, 1995. If the amount of the net current assets as determined after the closing (the "Final Net Current Asset Amount") is greater than 90% and less than 100% of the amount of net current assets estimated at closing (the "Estimated Net Current Asset Amount"), then the Company shall pay into the established escrow an amount equal to the Final Net Current Asset Amount less 90% of the Estimated Net Current Asset Amount. If the Final Net Current Asset Amount is greater than the Estimated Net Current Asset Amount, then, in addition to the payment described above, the Company shall pay an amount equal to such excess, plus interest from the closing, to Vintners. If the Final Net Current Asset Amount is less than 90% of the Estimated Net Current Asset Amount, then the Company shall be paid such deficiency out of the escrow account. As of February 28, 1994, no adjustment to the established escrow was required and the Final Net Current Asset Amount has not been determined.

              The Vintners Acquisition was accounted for using the purchase method; accordingly, the Vintners Assets were recorded at fair market value at the date of acquisition. The fair market value of the Vintners Assets approximated the aggregate purchase price. The accompanying consolidated financial statements reflect the results of operations of Vintners since October 15, 1993.

              The following table presents unaudited pro forma results of operations as if the Vintners Acquisition occurred at the beginning of the six months ended 2/28/94 and as if the acquisitions of both Vintners and Barton Incorporated ("Barton") occurred at the beginning of the six months ended 2/28/93, after giving effect to certain adjustments for depreciation, amortization of intangibles, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1994 and 1993, respectively, or of results which may occur in the future.

                                      Proforma
                                  For the Six Months Ended
                                  February 28, 1994      February 28, 1993
     Net Sales                  $311,778,000           $331,392,000
     Net Income from
         Operations               26,245,000             35,233,000
     Net Income                    9,888,517             15,301,000
     Net Income per Common and
     Equivalent Shares:

         Primary                           $.65                  $1.19
         Fully Diluted                     $.63                  $1.03
     Weighted Average Shares
     Outstanding:

         Primary                  15,198,371             12,887,241
         Fully Diluted            16,307,830             16,189,521

          5.  Long-Term Debt:

          Long-term debt consists of the following at February 28, 1994:

                                        Current     Long-Term      Total
     Credit Facilities
     Senior Credit Facility:

     Term loan, variable rate,
     original proceeds $50,000,000
     due in installments through
     fiscal 1999                     $8,000,000   $40,000,000 $48,000,000

     Senior Subordinated Notes:


     8.75% redeemable after December
     15, 1998, due 2003                   -----   130,000,000 130,000,000

     Capitalized Lease Agreements:

     Capitalized equipment leases at
     interest rates ranging from
     8.9% to 18% due in monthly
     installments through fiscal
     1997                               276,977       326,522     603,499

     Industrial Development
     Agencies:

     7 1/4 1975 issue, original
     proceeds $2,000,000, due in
     annual installments of $100,000
     through fiscal 1994                100,000         -----     100,000

     7 1/2% 1980 issue, original
     proceeds $2,370,000, due in
     annual installments of $118,500
     through fiscal 1999                118,500       592,500     711,000

     Other Long-Term Debt:
     Loans payable - 5% secured by
     cash surrender value of
     officer's life insurance
     policies                             -----       966,973     966,973


     Notes payable at 1% below prime
     rate to prime rate, due in
     yearly installments through
     fiscal 1995                      5,239,358     3,000,000   8,239,358

     Promissory note at prime rate
     due in equal yearly

     installments through September
     30, 1995                           320,000       320,000     640,000

                                    $14,054,835  $175,205,995$189,260,830

          Description of Long-Term Debt

          Senior Credit Facility

              On October 15, 1993 the Company amended the Senior Credit Facility (the "Credit Facility") in connection with the acquisition of substantially all of the assets of Vintners.
              The Credit Facility consists of: (i) a $50.0 million Term Loan; (ii) Revolving Loans in an aggregate principal amount, together with the aggregate amount of all undrawn or drawn letters of credit ("Revolving Letters of Credit"), not to exceed $95.0 million; and (iii) a standby irrevocable letter of credit of $28.2 million. The Banks have been given security interests in substantially all of the assets of the Company and its subsidiaries and each of the Company's principal operating subsidiaries has guaranteed, jointly and severally, the Company's obligations under the Credit Facility.

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

              As of February 28, 1994, the Term Loan outstanding balance was $48 million, which was a Eurodollar Loan that bears interest at 5.13% per annum. As of February 28, 1994, $51.0 million was outstanding under the Revolving Loans and $41.0 million was available to be drawn down by the Company. The Revolving Loans are required to be prepaid in such amounts that the aggregate amount of Revolving Loans outstanding, together with the drawn and undrawn Revolving Letters of Credit, will not exceed the Borrowing Base. The Borrowing Base means the sum of 70% of the amount of certain eligible receivables plus 40% of the value of certain eligible inventory. In addition, the Revolving Loans are required to be prepaid in such amounts that, for a period of 30 consecutive days during the last two fiscal quarters of each fiscal year, the aggregate amount of Revolving Loans outstanding, together with drawn and undrawn Revolving Letters of Credit, will not exceed $35.0 million. The Revolving Loans mature on June 15, 1999.

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

          Senior Subordinated Notes

              The Company borrowed $130.0 million under a subordinated bank loan agreement (the "Subordinated Bank Loan") provided in connection with the Vintners Acquisition. On December 27, 1993, the Company repaid the Subordinated Bank Loan from the proceeds of an issuance of $130 million of senior subordinated notes ("the Notes") together with borrowings under the revolving loans. The Notes are due 2003 with a stated interest rate of 8.75% per annum. Interest will be payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998. The Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the Credit Facility and, the Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.
              The indenture relating to the Notes contains certain covenants, including, but not limited to, (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock;
          (x) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge coverage ratio covenant requiring a specified minimum.

          Convertible Subordinated Debentures

              On October 18, 1993, the Company called its 7% Convertible Subordinated Debentures (the "Debentures") for redemption on November 19, 1993 at a redemption price of 102.1% plus accrued interest. During the period September 1, 1993 through November 19, 1993, Debentures in an aggregate principal amount of $58,960,000 were converted to 3,235,882 shares of the Company's Class A Common Stock at a price of $18.22 per share. Debentures in an aggregate principal amount of approximately $63,000 were redeemed. Interest was accrued on the Debentures until the date of conversion but was forfeited by the debentureholders upon conversion. Accrued interest in an amount of approximately $1,370,000 was recorded as an addition to additional paid-in-capital.

              At the redemption date, the capitalized debenture issuance costs of approximately $2,246,000 net of accumulated amortization of approximately $677,000 were recorded as a reduction of additional paid-in-capital.

          6.  Commitments and Contingencies

              In connection with the Vintners Acquisition, the Company has assumed Vintners' purchase and crush contracts with certain growers and suppliers. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to five years. The actual tonnage of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, and the agricultural practices and location of the growers and suppliers under contract.

              The grapes purchased under these contracts are generally priced at market value as determined by either the prior year's (or an average of the three most recent prior years) Grape Crop Report issued by the California Department of Food and Agriculture or on prices as reported by the Federal State Market News Service. Some contracts include a minimum base price per ton that the Company must pay. The Company purchased $8,464,000 of grapes under these contracts during the period October 15, 1993 through February 28, 1994. Based on current and anticipated future yields and prices, the Company estimates that purchases in the following amounts will be required under these contracts during the subsequent four fiscal years:
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

              At February 28, 1994, aggregate minimum rental commitments under various non-cancelable operating lease agreements assumed from Vintners for the remainder of fiscal 1994 and thereafter are as follows:

                         Remainder of 1994           373,640
                         Year 1995                   132,300
                         Year 1996                    89,498
                         Year 1997                    77,518
                         Year 1998                    75,505
                         Thereafter                   75,505


          7.  Subsequent Event - Agreement to Import Mexican Beers

              On March 31, 1994, Barton Beers, Ltd., a wholly owned subsidiary of the Company, entered into a new agreement under which it will continue importing, marketing and distributing Corona Extra, Corona Light, Coronita, Negra Modelo, Modelo Especial and Pacifico Beers in the twenty-five primarily western states of the United States. The agreement is retroactive to January 1, 1994 and continues through December 31, 1998. The new agreement contains substantially similar provisions as the previous agreement, including certain performance criteria.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations of the Company

              The Company has realized significant growth in sales and profitability over the last two fiscal years primarily as a result of acquisitions. The Company acquired substantially all of the assets of Guild Wineries and Distilleries on October 1, 1991, all of the outstanding capital stock of Barton Incorporated ("Barton") on June 29, 1993 ("Barton Acquisition") and substantially all of the assets of Vintners International Company, Inc. ("Vintners") on October 15, 1993 ("Vintners Acquisition"). Management expects the Barton Acquisition and Vintners Acquisition to have a substantial impact on future results of the Company's operations. The Company's results of operations for the quarter ended February 28, 1994 include the results of operations of Barton and Vintners for the complete period. The Company's results of operations for the six months ended February 28, 1994 include the results of operations of Barton for the complete period and include the results of the operations of Vintners' assets from October 15, 1993, the date of the Vintners Acquisition.
              The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as percentage of net sales:




                              Three Months Ended      Six Months Ended
                                   February 28,           February 28,
                                       1994    1993     1994     1993
     Net Sales                        100.0% 100.0%   100.0%   100.0%
     Cost of product sold              70.2   69.9     70.7     69.8
       Gross profit                    29.8   30.1     29.3     30.2
     Selling, general and
       administrative expenses         20.0   19.4     20.2     19.8
       Operating Income                 9.8   10.7      9.1     10.4
     Interest expense, net              3.2    2.6      2.8      2.3
       Income before provision for
        income taxes                    6.6    8.1      6.3      8.1
     Provision for federal and
       state income taxes               2.5    3.1      2.4      3.1
       Net income                       4.1%   5.0%     3.9%     5.0%


          Three Months Ended February 28, 1994 ("Second Quarter 1994") Compared to Three Months Ended February 28, 1993 ("Second Quarter 1993")

              Net Sales

              Net sales for the Company's Second Quarter 1994 increased to $140 million from $58.8 million for Second Quarter 1993, an increase of $81.2 million, or approximately 138%. This increase resulted from the inclusion of $ 52.4 million of Barton's net sales and $31.4 million of net sales of Vintners' products during Second Quarter 1994. Excluding the impact of the Barton and Vintners Acquisitions, the Company's net sales decreased $2.6 million, or 4.4%, when compared to the same period a year ago. This was principally due to a decrease in net sales of the Company's non-branded products, specifically grape juice concentrate.

              Wine

              For purposes of computing the comparative data for the Company's branded wine products set forth below, sales in the Second Quarter of 1994 of branded wine products acquired from Vintners have been compared with sales of Vintners' branded wine products during Second Quarter 1993 prior to the Vintners Acquisition.

              Net sales and unit volume of the Company's branded wine products each declined 6.0% as compared to the same period a year ago. These decreases were principally a result of a decline in net sales and unit volume of branded wine products acquired from Vintners.

              Net sales and unit volume of the Company's varietal table wine brands for Second Quarter 1994 decreased 6.3% and 0.2%, respectively, resulting primarily from decreases in sales of varietal table wine brands acquired from Vintners, which were offset, in part, by increased sales of the Company's varietal table wine brands, exclusive of varietal table wine brands acquired from Vintners. Net sales and unit volume of the Company's generic table wine brands for the same period were down 5.2% and 4.8%, respectively, principally due to lower sales of generic table wine brands acquired from Vintners, which were also offset, in part, by increased sales of the Company's generic table wine brands, exclusive of generic table wine brands acquired from Vintners. Net sales and unit volume of sparkling wine brands decreased 9.0% and 7.9%, respectively, due to a general decline in most of the Company's sparkling wine brands. Net sales and unit volume of the Company's dessert wine brands were down 4.6% and 8.3%, respectively, in Second Quarter 1994 versus the same period a year ago. The Company's net sales and unit volume of dessert wine brands have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States.

              The Company believes that the net sales and unit volume declines on brands acquired from Vintners reflect the effects of non-competitive pricing on certain brands which occurred prior to the Vintners Acquisition. The Company has implemented strategies to address this area which the Company believes has negatively impacted the operating results for brands acquired from Vintners.

              Imported Beer

              Net sales and unit volume of the Company's beer brands for Second Quarter 1994 increased by 11.8% and 12.7%, respectively, when compared to Barton's net sales and unit volume for the same period a year ago. These increases resulted primarily from increased sales of the Company's Corona Extra brand and other Mexican beer brands, and increased sales of its St. Pauli Girl brand.

              On March 31, 1994, Barton Beers, Ltd., a wholly owned subsidiary of the Company, entered into a new agreement under which it will continue importing, marketing and distributing Corona Extra, Corona Light, Coronita, Negra Modelo, Modelo Especial and Pacifico Beers in the twenty-five primarily western states in the United States. The new agreement has a term of five years, ending December 31, 1998, and contains substantially similar provisions as the previous agreement, including certain performance criteria.

              Spirits

              Net sales and unit volume of the Company's spirits case goods for Second Quarter 1994 were up 1.5% and up 0.6%, respectively, as compared to Barton's net sales and unit volume for the same period a year ago. This increase in net sales was primarily due to higher net sales of the Company's blended whiskeys, tequila and Scotch whisky, which was offset in large part by decreased net sales of the Company's liqueur, vodka and bourbon brands.

              On February 4, 1994, the Company paid $5.1 million to Hiram Walker & Sons, Inc. ("Hiram") for the extension of licenses to use the brand names Ten High Bourbon Whiskey, Lauder's Scotch Whisky, Northern Light Blended Canadian Whisky, Imperial Blended Whiskey, Crystal Palace Vodka and Gin and certain other spirits brands, for varying periods, the longest of which terminates in 2116. The Company also entered into extensions of certain whisky supply arrangements with affiliates of Hiram in connection with the extension of such licenses.

              Gross Profit

              Gross profit increased to $41.7 million in Second Quarter 1994 from $17.7 million in Second Quarter 1993, an increase of $24.0 million, or approximately 136%. This increase in gross profit resulted from the inclusion of Barton's and Vintners' operations into those of the Company. Gross profit as a percentage of net sales decreased to 29.8% in Second Quarter 1994 from 30.1% in Second Quarter 1993. The Company's gross margin decreased primarily as a result of the inclusion of Barton's operations into those of the Company, which was partially offset by higher gross margins associated with the Company's operation of the Vintners' assets.

              Selling, General and Administrative Expenses

              Selling, general and administrative expenses increased to $28.0 million in Second Quarter 1994 from $11.4 million in Second Quarter 1993, an increase of $16.6 million, or approximately 145%. This increase resulted from the inclusion of Barton's and Vintners' selling, general and administrative expenses into the Company's and higher advertising and promotional spending on brands of the Company owned prior to the Barton and Vintners Acquisitions.

              Interest Expense, Net

              Interest expense, net increased to $4.5 million in Second Quarter 1994 from $1.5 million in Second Quarter 1993, an increase of $3.0 million. This increase principally resulted from financing activities related to the Vintners Acquisition and Barton Acquisition.

              Net Income
              Net income increased to $5.7 million in Second Quarter 1994 from $3.0 million in Second Quarter 1993, an increase of $2.8 million, or 94.0%. This increase resulted primarily from the inclusion of the operations of Barton and Vintners into those of the Company.

          Six Months Ended February 28, 1994 ("First Half of Fiscal 1994") Compared to Six Months Ended February 28, 1993 ("First Half of Fiscal 1993")

              Net Sales

              Net sales for the First Half of Fiscal 1994 increased to $294.5 million from $129.9 million for the First Half of Fiscal 1993, an increase of $164.6 million, or approximately 127%.
          This increase resulted from the inclusion of $118.7 million of Barton's net sales during the First Half of Fiscal 1994 and $53.5 million of net sales of Vintners' products from October 15, 1993, the date of the Vintners Acquisition. Excluding the impact of the Barton and Vintners Acquisitions, the Company's net sales decreased $7.6 million, or 5.9%, when compared to the same period a year ago. This was principally due to a decrease in net sales of the Company's non-branded products, specifically grape juice concentrate, and to lower sales of the Company's dessert wines.

              Wine

              For purposes of computing the comparative data for the Company's branded wine products set forth below, sales of branded wine products acquired from Vintners have been included in the First Half of 1994 from October 15, 1993 (the date of the Vintners Acquisition) through February 28, 1994, and included for the same period during the First Half of 1993 prior to the Vintners Acquisition.

              Net sales and unit volume of the Company's branded wine products for the First Half of Fiscal 1994 declined 6.2% and 7.8%, respectively, as compared to the same period a year ago. Net sales of the Company's branded products declined less than unit volume due to higher prices of certain brands and a favorable change in product mix. These decreases were due to lower sales of branded wine products acquired from Vintners and, to a lesser extent, to lower sales of the Company's branded wine products, exclusive of branded wine products acquired from Vintners.

              Net sales and unit volume of the Company's varietal table wine brands for the First Half of Fiscal 1994 increased 3.7% and 8.8%, respectively, reflecting increases in substantially all of the Company's varietal table wine brands exclusive of varietal table wine brands acquired from Vintners which declined significantly. Net sales and unit volume of the Company's generic table wine brands for the same period were down 8.0% and 7.6%, respectively, principally due to lower sales of generic table wine brands acquired from Vintners. Net sales and unit volume of sparkling wine brands decreased 1.8% and 3.3%, respectively, principally due to lower sales of sparkling wine brands acquired from Vintners. Excluding sales of sparkling wine brands acquired from Vintners, the Company's sales of sparkling wine brands were up slightly while unit volume was down slightly. Net sales and unit volume of the Company's dessert wine brands were down 13.3% and 15.6%, respectively, in First Half of Fiscal 1994 versus the same period a year ago. The Company's net sales and unit volume of dessert wine brands have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States. During the First Half of Fiscal 1994, net sales of branded dessert wines constituted less than 12% of the Company's overall net sales.

              Imported Beer

              Net sales and unit volume of the Company's beer brands for the First Half of Fiscal 1994 increased by 11.6% and 13.0%, respectively, when compared to Barton's net sales and unit volume for the same period a year ago, which was prior to the Barton Acquisition. These increases resulted primarily from increased sales of the Company's Corona Extra brand and other Mexican beer brands, and increased sales of its St. Pauli Girl brand. The Company's new agreement to distribute Corona Extra and its other Mexican beer brands expires in December 1998. (See discussion under Imported Beer -- Second Quarter 1994 compared to Second Quarter 1993.)
              Spirits

              Net sales and unit volume of the Company's spirits case goods for the First Half of Fiscal 1994 were down 1.4 % and up slightly, respectively, as compared to Barton's net sales and unit volume for the same period a year ago. This decrease in net sales was primarily due to lower net sales of the Company's aged whiskey (i.e., bourbon and Scotch brands), which was offset in large part by increased net sales of the Company's liqueur and blended whiskey brands. The Company also had increased net sales of its tequila and rum brands.

              Gross Profit

              Gross profit increased to $86.3 million in the First Half of Fiscal 1994 from $39.2 million in the First Half of Fiscal 1993, an increase of $47.1 million, or approximately 120%. This increase in gross profit resulted from the inclusion of Barton's and Vintners' operations into the Company's. Gross profit as a percentage of net sales decreased to 29.3% in the First Half of Fiscal 1994 from 30.2% in the First Half of Fiscal 1993. The Company's gross margin decreased primarily as a result of the inclusion of Barton's and Vintners' operations into the Company.

              Selling, General and Administrative Expenses

              Selling, general and administrative expenses increased to $59.7 million in the First Half of Fiscal 1994 from $25.7 million in the First Half of Fiscal 1993, an increase of $33.9 million, or approximately 132%. This increase resulted from the inclusion of Barton's and Vintners' selling, general and administrative expenses into the Company's and higher advertising and promotional spending on brands of the Company owned prior to the Barton and Vintners Acquisitions.

              Interest Expense, Net

              Interest expense, net increased to $8.3 million in the First Half of Fiscal 1994 from $2.9 million in the First Half of Fiscal 1993, an increase of $5.4 million. This increase principally resulted from financing activities related to the Vintners Acquisition and Barton Acquisition.
              Net Income

              Net income increased to $11.4 million in the First Half of Fiscal 1994 from $6.6 million in the First Half of Fiscal 1993, an increase of $4.8 million, or approximately 74%. This increase resulted primarily from the inclusion of the operations of Barton and Vintners into those of the Company.

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

          Working Capital Requirements

              As of February 28, 1994 the Company's Current Assets and Liabilities increased from August 31, 1993 due in large part to the Vintners Acquisition. Net of the effect of the Vintners Acquisition, but including changes since the date of that Acquisition, current assets decreased principally as a result of normal seasonal sales trends resulting in lower accounts receivable and inventory levels. Current Liabilities similarly decreased due primarily to a decrease in accounts payable associated with the grape harvest offset by increased short-term borrowings to partially fund those payments. As of February 28, 1994, $51 million was outstanding under the revolving loans under the Company's credit facility and $41 million was available to be drawn down by the Company.

              As part of the consideration for Barton, the Company agreed to make payments to the former stockholders of Barton ("Barton Stockholders") of up to an aggregate of $57.3 million which are payable to the Barton Stockholders over a three-year period upon the satisfaction of certain performance goals. The first payment of $4.0 million was paid to the Barton Stockholders on December 31, 1993. The remaining payments are as follows: (i) up to $28.3 million is to be made on December 30, 1994; (ii) up to $10.0 million is to be made on November 30, 1995; and (iii) up to $15.0 million is to be made on November 29, 1996. With respect to the performance goals for the December 30, 1994 payment, Barton has satisfied some but not all of the goals. If Barton satisfies the remaining goals the entire $28.3 million will be due the Barton Stockholders on December 30, 1994. Such payment obligations are secured in part by a $28.2 million letter of credit issued under the Company's credit facility and are subject to acceleration in certain events.

              As part of the acquisition of Vintners, the Company held back from the Cash Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company. Final determination of the net current asset amount is expected to occur prior to the end of the Company's 1994 fiscal year. If the finally determined net current asset amount exceeds the closing estimate, $8.4 million plus such excess will be paid by the Company. If the finally determined net current asset amount is less than the closing estimate, $8.4 million minus the deficiency will be paid by the Company. See Note 5 to the Company's financial statements in Part 1 of this report. The Company expects that the amount to be paid will not exceed $7.7 million. Such amount will be deposited into an escrow account established to reimburse the Company for any indemnification claims arising out of the Vintners Acquisition. As of February 28, 1994, no adjustment to the established escrow was required and the Final Net Current Asset Amount has not been determined.
              On February 4, 1994, the Company paid $5.1 million to Hiram Walker & Sons, Inc. for the extension of licenses to use the brand names Ten High Bourbon Whiskey, Lauder's Scotch Whisky, Northern Light Blended Canadian Whisky and certain other spirits brands, for varying periods, the longest of which terminates in 2116. This payment was funded from cash flows from operations. Capital expenditures for property, plant and equipment during fiscal 1994 are not expected to vary materially from amounts expended in fiscal 1993.

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

          Financing Activities

              During the six months ended February 28, 1994, the Company completed the acquisition of Vintners. The cash portion of the purchase price was funded by revolving loans associated with the 1993 harvest and a $130 million subordinated bank loan (the "Subordinated Bank Loan"). On December 27, 1993, the public offering and sale of the Company's 8.75% Senior Subordinated Notes (the "Notes") was completed, the proceeds of which, together with additional borrowings under the Company's credit facility, were used to repay in full the Subordinated Bank Loan. A description of the Notes is set forth in Note 5 to the Company's financial statements in Part 1 of this report. Such description is qualified in its entirety by reference to the complete text of the Indenture covering the Notes, a copy of which has been filed with the Securities and Exchange Commission.

              In addition, the Company called its 7% Convertible
          Subordinated Debentures Due 2011 for redemption on November 19, 1993. Prior to such redemption substantially all of the convertible debentures were converted into shares of the Company's Class A Common Stock.

                             PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders

              At the Company's Annual Meeting of Stockholders held on January 20, 1994 (the "Annual Meeting"), the holders of the Company's Class A Common Stock (the "Class A Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class A Stock and the holders of the Company's Class B Convertible Common Stock (the "Class B Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class B Stock. In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, (i) approve and ratified Amendment Nos. 3 and 4 to the Company's Stock Option and Stock Appreciation Right Plan (the "Stock Option and SAR Plan") and (ii) approved and ratified the selection of Arthur Andersen & Co., Certified Public Accountants, as the Company's independent auditors for the fiscal year ending August 31, 1994.
              Amendment No. 3 to the Stock Option and SAR Plan (a) increased the number of shares of the Company's Class A Common Stock available for the grant of stock options and stock appreciation rights ("SARs") to a maximum of 2,000,000 and (b) allowed the Company to grant conditional options under the Stock Option and SAR Plan. Amendment No. 4 increased the number of shares of Class A Common Stock available for the grant of options and SARs to a maximum of 3,000,000.

              Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions, as applicable, as to the foregoing matters.

          I. The balloting for the election of Directors of the Company resulted as follows:

                  Directors Elected By Class A Stockholders:
                  James Locke, III:
                  For:  5,731,476; Withheld:  55,401

                  George Bresler:
                  For:  5,731,476; Withheld:  55,401

                  Directors Elected By Class B Stockholders:

                  Marvin Sands
                  For:  28,394,870; Withheld:  297,100

                  Richard Sands:
                  For:  28,392,170; Withheld:  299,800
                  Ellis Goodman:
                  For:  28,394,870; Withheld:  297,100

                  Robert Sands:
                  For:  28,394,870; Withheld:  297,100

                  Bertram Silk:
                  For:  28,394,870; Withheld:  297,100

                  Sir Harry Solomon:
                  For:  28,394,870; Withheld:  297,100

          II. The proposal submitted to the stockholders to approve and ratify Amendment Nos. 3 and 4 to the Company's Stock Option and Stock Appreciation Right Plan was adopted by the following vote:

                  For:        30,262,673
                  Against:     4,191,511
                  Abstain:         24,663

          III. The proposal submitted to the stockholders to approve and ratify the selection of Arthur Andersen & Co. as the Company's independent auditors for the fiscal year ending August 31, 1994 was adopted by the following vote:

                  For:        34,414,227
                  Against:        58,056
                  Abstain:         6,564

          Item 5. Other Information

                  As discussed in Item 2 of Part I of this Report, on March
              31, 1994 the Company entered into a new agreement under which it will continue importing, marketing and distributing certain Mexican beers. With respect to this matter, on March 31, 1994, the Company issued the following press release:

                  "Canandaigua Wine Company, Inc. (`Canandaigua') (NASDAQ: WINE A, WINE B) announced today that its Barton Beers, Ltd. division (`Barton') has entered into a new agreement under which it will continue importing, marketing and distributing Corona Extra, the No. 2 Imported Beer in the U.S. market, Corona Light, Coronita, Negra Modelo, Modelo Especial and Pacifico Beers in 25 primarily western states of the United States. The new agreement has a term of five years, and contains substantially similar provisions as the previous agreements.

                  Ellis Goodman, Chief Executive Officer Beers and Spirits of Canandaigua said, `We are gratified by the continued confidence which has been placed in Barton by Cerveceria Modelo S.A. de C.V. Corona's parent company, and are proud of our 15-year association with these brands, which are the most popular and successful Mexican consumer products sold in the United States. We believe our strong sales, marketing and promotional efforts will continue to drive the success of these brands.'

                  Canandaigua Wine Company, Inc. is the second largest supplier of wines, fourth largest importer of beers and eighth largest supplier of distilled spirits in the United States. The Company's principal brands include Corona beer,

                  Richards Wild Irish Rose wines, Paul Masson wines, Taylor California Cellars wines, Cook's sparkling wines, St. Pauli Girl beer, Cisco wines, Cribari wines, Manischewitz wines, Barton gin and vodka, Tsingtao beer, Ten High bourbon and Montezuma tequila."

          Item 6. Exhibits and Reports on Form 8-K

              (a) See Index to Exhibits located on Page 30 of this Report.
              (b) The following Current Report on Form 8-K/A was filed with the Securities and Exchange Commission during the quarter ended February 28, 1994:

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

          CANANDAIGUA WINE COMPANY, INC.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                             _____________________________
                                             Richard Sands, President and
                                             Chief Executive Officer


          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
	                                     _____________________________
                                             Lynn K. Fetterman, Senior
                                             Vice President, Chief
                                             Financial Officer and
                                             Secretary (Principal
                                             Financial Officer and
                                             Principal Accounting Officer)


                                     SUBSIDIARIES


          Batavia Wine Cellars, Inc.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                             Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
                                              _____________________________
                                                                          _
                                             Lynn K. Fetterman, Secretary
                                             and Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting Officer)


          Bisceglia Brothers Wine Co.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                             Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
                                              _____________________________
                                                                          _
                                             Lynn K. Fetterman, Secretary
                                             (Principal Financial Officer
                                             and Principal Accounting
                                             Officer)




          California Products Company

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _

                                             Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
                                              _____________________________
                                                                          _
                                              Lynn K. Fetterman, Secretary
                                              (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)


          Guild Wineries & Distilleries, Inc.

          Dated:  April 11, 1994           By:/s/ Chris Kalabokes
                                              _____________________________
                                                                          _
                                              Chris Kalabokes, Chief
                                              Executive Officer



          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
                                              _____________________________
                                                                          _
                                              Lynn K. Fetterman, Secretary
                                              and Treasurer (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)


          Tenner Brothers, Inc.


          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President



          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
                                              _____________________________
                                                                          _
                                              Lynn K. Fetterman, Secretary
                                              (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)

                                           Widmer's Wine Cellars, Inc.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
                                              _____________________________
                                                                          _
                                              Lynn K. Fetterman, Secretary
                                              (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)


                                           Barton Incorporated

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President



          Dated:  April 11, 1994           By:/s/ Raymond E. Powers
                                              _____________________________
                                                                          _
                                              Raymond E. Powers, Executive
                                              Vice President (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)


                                           Barton Brands, Ltd.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President



          Dated:  April 11, 1994           By:/s/ Raymond E. Powers
                                              _____________________________
                                                                          _
                                              Raymond E. Powers, Executive
                                              Vice President-Finance
                                              (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)

                                          Barton Beers, Ltd.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein,
                                              Treasurer (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)

                                          Barton Brands of California, Inc.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein,
                                              Treasurer (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)


                                          Barton Brands of Georgia, Inc.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein,
                                              Treasurer (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)

                                          Barton Distillers Import Corp.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President

          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein,
                                              Treasurer (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)


                                          Barton Financial Corporation

          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein,
                                              President and Treasurer
                                              (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)


                                          Stevens Point Beverage Co.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President


          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein,
                                              Treasurer (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)

                                          Monarch Wine Company, Limited
                                          Partnership

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President
                                              Barton Management, Inc.,
                                              General Partner


          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein, Vice
                                              President and Treasurer,
                                              Barton Management, Inc.,
                                              General Partner (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)

                                          Barton Management, Inc.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, Vice President

          Dated:  April 11, 1994           By:/s/ Norman R. Goldstein
                                              _____________________________
                                                                          _
                                              Norman R. Goldstein, Vice
                                              President and Treasurer
                                              (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)

                                          Vintners International Company,
                                          Inc.

          Dated:  April 11, 1994           By:/s/ Richard Sands
                                              _____________________________
                                                                          _
                                              Richard Sands, President

          Dated:  April 11, 1994           By:/s/ Lynn K. Fetterman
                                              _____________________________
                                                                          _
                                              Lynn K. Fetterman, Secretary
                                              and Treasurer (Principal
                                              Financial Officer and
                                              Principal Accounting Officer)

                                  INDEX TO EXHIBITS

          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
              (a) Asset Sale Agreement between Vintners International
                  Company, Inc. and Canandaigua Wine Company, Inc. dated September 14, 1993 (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K, dated October 15, 1993.
              (b) Amendment dated as of October 14, 1993 to Asset Sale
                  Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and Canandaigua Wine Company, Inc., is incorporated herein by reference to
                  Exhibit 2(b) to the Company's Current Report on Form 8-K, dated October 15, 1993.
              (c) Amendment No. 2 dated as of January 18, 1994 to Asset
                  Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and Canandaigua Wine Company, Inc. is set forth in Exhibit
                  2.1 on page 33 of this Report.
              (d) Amendment No. 1 dated as of October 15, 1993 to Amendment and Restatement dated as of June 29, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit 2(c) to the Company's Current Report on Form 8-K, dated October 15, 1993.
              (e) Senior Subordinated Loan Agreement dated as of October
                  15, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (including a list briefly identifying the contents of all omitted exhibits and schedules thereto), is incorporated herein by reference to Exhibit 2(d) to the Company's Current Report on Form 8-K, dated October 15, 1993.

          (4) Instruments defining the rights of security holders, including indentures.
              (a) Indenture dated as of December 27, 1993 among Canandaigua
                  Wine Company, Inc., its Subsidiaries and Chemical Bank (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

          (10)    Material Contracts
              (a) The Canandaigua Wine Company, Inc. Stock Option and Stock
                  Appreciation Right Plan (filed as Appendix B of the Canandaigua Wine Company, Inc. Definitive Proxy Statement dated December 23, 1987 and incorporated herein by reference).
              (b) Amendment No. 1 to the Canandaigua Wine Company, Inc.
                  Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference).
              (c) Amendment No. 2 to the Canandaigua Wine Company, Inc.
                  Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1992 and incorporated herein by reference).
              (d) Amendment No. 3 to the Canandaigua Wine Company, Inc.
                  Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
              (e) Amendment No. 4 to the Canandaigua Wine Company, Inc.
                  Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

              (f) Amendment No. 5 to the Canandaigua Wine Company, Inc.
                  Stock Option and Stock Appreciation Right Plan is set forth in Exhibit 10.1 on page 36 of this Report.
              (g) Employment Agreement between Barton Incorporated and
                  Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
              (h) Barton Incorporated Management Incentive Plan (filed as
                  Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
              (i) Ellis M. Goodman Split Dollar Insurance Agreement (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
              (j) Barton Brands, Ltd. Deferred Compensation Plan (filed as
                  Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

              (k) Marvin Sands Split Dollar Insurance Agreement (filed as
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

              (l) Amendment and Restatement dated as of June 29, 1993 of
                  Credit Agreement among Canandaigua Wine Company Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(b) to the Company's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
              (m) Amendment No. 1 dated as of October 15, 1993 to Amendment and Restatement dated as of June 29, 1993 of Credit Agreement among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(c) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
              (n) Senior Subordinated Loan Agreement dated as of October
                  15, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as Agent (filed as Exhibit 2(d) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
          (11) Statement re computation of per share earnings. Computation of per share earnings is set forth in Exhibit 11 on page 38 of this Report.
          (15)    Letter re unaudited interim financial information.
              Not applicable.
          (18)    Letter re change in accounting principles.
              Not applicable.
          (19)    Report furnished to security holders.
              Not applicable.
          (22) Published report regarding matters submitted to a vote of security holders.
              Not applicable.
          (23)    Consents of experts and counsel.
              Not applicable.
          (24)    Power of Attorney.
              Not applicable.
          (27)    Financial Data Schedule.
              Not applicable.
          (99)    Additional Exhibits.
              Not applicable.