Form 10-Q
period 1994-05-31
CANANDAIGUA WINE CO INC; BATAVIA WINE CELLARS INC; BISCEGLIA BROTHERS WINE CO; CALIFORNIA PRODUCTS CO; GUILD WINERIES & DISTILLERIES INC; TENNER BROTHERS INC; WIDMERS WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD
filed 1994-07-08
CIK 16918, 914160, 914162, 914163, 914164, 914165, 914166, 914167, 914168, 914169



                          Securities and Exchange Commission
                               Washington, D.C.  20549


                                      FORM 10-Q
   (Mark one)
   x    QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934
   For the quarterly period ended May 31, 1994
                                          OR
        TRANSITION  REPORT PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934
   For the transition period from                                       to


                             Commission File No. 0-7570

    Delaware         Canandaigua Wine Company, Inc. and its
                     subsidiaries                               16-0716709
    New York         Batavia Wine Cellars, Inc.                 16-1222994
    Delaware         Bisceglia Brothers Wine Co.                94-2248544
    California       California Products Company                94-0360780
    New York         Guild Wineries & Distilleries, Inc.        16-1401046
    South Carolina   Tenner Brothers, Inc.                      57-0474561
    New York         Widmer's Wine Cellars, Inc.                16-1184188
    Delaware         Barton Incorporated                        36-3500366
    Delaware         Barton Brands, Ltd.                        36-3185921
    Maryland         Barton Beers, Ltd.                         36-2855879
    Connecticut      Barton Brands of California, Inc.          06-1048198
    Georgia          Barton Brands of Georgia, Inc.             58-1215938
    New York         Barton Distillers Import Corp.             13-1794441
    Delaware         Barton Financial Corporation               51-0311795
    Wisconsin        Stevens Point Beverage Co.                 39-0638900
    New York         Monarch Wine Company, Limited Partnership  36-3547524
    Illinois         Barton Management, Inc.                    36-3539106
    New York         Vintners International Company, Inc.       16-1443663
    (State or other  (Exact name of registrant as specified in  (I.R.S.
    jurisdiction of  its charter)                               Employer
    incorporation                                               Identifica
    or                                                          tion No.)
    organization)

   116 Buffalo Street, Canandaigua, New York                     14424
   (Address of Principal Executive Offices)                    (Zip Code)

   Registrant's Telephone Number, Including Area Code       (716)394-7900
                                                            (716)394-7900

   Former Name,  Former  Address and  Former Fiscal  Year, if  Changed Since  Last
   Report

        Indicate  by  check whether  the  registrant  (1)  has filed  all  reports required  to be filed by Section 13 or  15(d) of the Securities Exchange Act of
   1934  during  the preceding  12 months  (or  for such  shorter period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   x   No

   The number of shares outstanding of each of the classes of common stock of Canandaigua Wine Company, Inc. as of July 6, 1994 is set forth below (all of the registrants, other than Canandaigua Wine Company, Inc., are direct or indirect wholly owned subsidiaries of Canandaigua Wine Company, Inc.).


                                                      Number of Shares
        Class                                         Outstanding
   Class A Common Stock, Par Value $.01 Per Share     12,593,231
   Class B Convertible Common Stock, Par Value $.01 Per Share   3,390,051

                            Part 1 - Financial Information
   Item 1.  Financial Statements
                   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                                                                         <C)
                                                 May 31, 1994    August 31, 1993
                                                 (Unaudited)        (Audited)
                      Assets
    Current Assets:
         Cash and cash investments               $1,539,933        $3,717,782
         Accounts receivable, net                98,248,168        75,908,946
         Inventories, net                       215,515,787       147,165,267
         Prepaid  expenses and  other current
              assets                             19,461,000        17,262,919
              Total current assets             $334,764,888      $244,054,914

    Property,  Plant and  Equipment,  at cost
         less accumulated depreciation          167,697,676        78,600,281
    Other Assets                                 77,305,520        32,527,291
         Total assets                          $579,768,084      $355,182,486

       Liabilities and Stockholders' Equity
    Current Liabilities:
         Current portion of long-debt            $8,793,954       $11,828,000
         Notes payable - banks                   38,000,000         9,000,000
         Accounts payable - trade                34,266,350        41,288,481
         Federal and state income taxes             720,337           950,509
         Federal and state excise taxes          11,399,202        11,194,941
         Accrued   salaries,    bonuses   and
              commissions                         5,574,569         4,276,960
         Other accrued liabilities               54,329,611        16,499,606
         Deferred income taxes                    1,763,241         1,763,241
              Total current liabilities        $154,847,264       $96,801,738

    Long-Term Debt, less current portion       $178,432,437      $108,303,233
    Deferred Income Taxes                       $31,479,601       $20,629,329
    Other Long-Term Liabilities                  $7,852,108        $3,344,414
    Stockholders' Equity
         Class A Common Stock, $.01 par value
              - Authorized 60,000,000 shares;
              Issued,  13,832,597 at  May 31,
              1994  and 10,543,645  at August
              31, 1993                             $138,326          $105,439
         Class  B  Convertible Common  Stock,
              $.01  par  value  -  Authorized
              20,000,000    shares;   Issued,
              4,015,776 at  May 31, 1994  and
              4,068,576 at August 31, 1993           40,158            40,685
    Additional paid-in capital                  110,066,831        47,201,942
    Retained earnings                           104,575,200        86,525,325
                                                214,820,515       133,873,391
    Less Treasury stock
         Class  A   Common  Stock,  1,239,366
              shares  at  May  31,  1994  and
              1,274,251  at August  31, 1993,
              at cost                            (5,457,318)       (5,563,096)
         Class  B  Convertible Common  Stock,
              625,725  shares at May 31, 1994
              and August 31, 1993, at cost       (2,206,523)       (2,206,523)
         Total stockholders' equity            $207,156,674      $126,103,772
         Total liabilities and  stockholders'
              equity                           $579,768,084      $355,182,486

   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
   Consolidated Statements of Income and Retained Earnings
                                  Nine Months Ended             Three Months Ended
                                 May 31, 1994  May 31, 1993May 31, 1994 May 31, 1993
                                  (Unaudited)   (Unaudited) (Unaudited) (Unaudited)

   Gross Sales              $618,615,707  $233,605,602 $212,043,459 $73,599,044
     Less Excise taxes      (169,876,974)  (43,219,847) (57,820,469)(13,103,781)

       Net sales            $448,738,733  $190,385,755 $154,222,990 $60,495,263

   Cost of Product Sold     (319,639,702) (132,744,773)(111,447,714)(42,084,287)

     Gross profit            129,099,031    57,640,982   42,775,276  18,410,976

   Selling, General &        (87,109,400)  (37,539,688)(27,449,495) (11,799,465)
     Administrative Expenses

     Operating income         41,989,631    20,101,294   15,325,781   6,611,511

   Interest Income               237,587       126,082      163,816       4,128

   Interest Expense          (13,083,543)   (4,312,012) (4,724,007)  (1,273,576)

       Income before provision
       for income taxes       29,143,675    15,915,364   10,765,590   5,342,063

   Provision for Federal and
     State Income Taxes      (11,093,800)   (5,968,300)  (4,110,160) (1,950,550)

       Net Income             18,049,875     9,947,064    6,655,430   3,391,513

   Retained earnings,
      beginning               86,525,325    70,921,273   97,919,770  77,476,824

   Retained earnings,
    ending                  $104,575,200   $80,868,337 $104,575,200 $80,868,337

   Net income per common and
     equivalent share

       Primary                        $1.16          $.84         $.41        $.29
       Fully Diluted                  $1.13          $.79         $.41        $.27

   Weighted average shares
   outstanding

       Primary                15,590,328    11,775,180   16,361,827  11,796,897
       Fully Diluted          16,329,966    15,068,265   16,361,827  15,089,982

   Dividend per share               NONE          NONE         NONE        NONE

   The accompanying notes to consolidated financial statements are an integral part of these statements

CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
   Consolidated Statements of Cash Flows
                                                                             Nine Months Ended            Three Months Ended
                                                      May 31, 1994        May 31, 1993         May 31, 1994        May 31, 1993
                                                      (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)
   Cash Flows From Operating Activities:
    Net Income                                    $18,049,875          $9,947,064          $ 6,655,429          $3,391,513
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation of property, plant and equipment 7,519,592           5,455,929            2,786,915           1,853,155
      Amortization                                  2,822,800             773,901            1,174,108             257,967
      Gain on sale of equipment                             0            (184,968)                   0                   0
      Change in deferred taxes                        861,272                   0            1,108,872                   0
      Accrued interest on converted debentures, net
       of tax                                         161,241                   0                    0                   0
      Changes in assets and liabilities, net of
       effects of from purchase of business:
       Accounts receivable                         (2,161,452)          2,893,873           (6,762,278)         (2,587,362)
       Inventories                                 16,060,328           1,584,176           11,322,029           8,518,267
       Prepaid expenses                            (1,884,985)         (1,312,158)          (1,207,411)         (1,925,322)
       Accounts payable                           (40,287,485)        (26,147,857)           1,152,139             (81,501)
       Accrued Federal and state income taxes        (230,172)          2,055,374               25,885             364,453
       Accrued Federal and state excise taxes        (853,217)         (1,305,996)          (5,796,755)         (1,096,601)
       Accrued salaries and commissions             1,297,609             (56,658)              86,258             373,393
       Other accrued liabilities                   (3,230,966)            375,360            2,588,995           1,164,693
      Other                                        (8,802,563)           (553,588)             318,133            (330,801)
       Total adjustments                         $(28,727,998)       $(16,422,612)          $6,796,890          $6,510,341
         Net cash used by operating activities   $(10,678,123)        $(6,475,548)         $13,452,319          $9,901,854
   Cash Flows From Investing Activities
    Purchases of property, plant and equipment, net
      of minor disposals                          $(5,262,079)         (4,261,637)          (2,461,661)         (1,110,131)
    Acquisition costs for purchase of business-net
      of cash acquired                                  3,200                   0                    0                   0
    Proceeds from sale of equipment                         0             649,000                    0                   0
      Net cash used by investing activities       $(5,258,879)        $(3,612,637)         $(2,461,661)        $(1,110,131)
   Cash Flows From Financing Activities:
    Net proceeds of short-term borrowings          17,681,358           8,000,000          (13,000,000)        (10,000,000)
    Principal payments of long-term debt           (4,474,105)            (38,741)          (2,034,439)            (13,059)
    Proceeds of employee stock appreciation &
      purchase plan                                   544,860             203,512                    0               1,233
    Exercise of employee stock options                 10,000                   0                    0                   0
    Fractional shares paid for stock splits            (2,960)                  0                   (1)                  0
      Net cash provided by financing activities   $13,759,153          $8,164,771         $(15,034,440)       $(10,011,826)
   Net Decrease in Cash and Cash Investments      $(2,177,849)        $(1,923,414)          (4,043,782)         (1,220,103)
   Cash and Cash Investments, beginning of period   3,717,782           2,193,543            5,583,715           1,490,232
   Cash and Cash Investments, end of period        $1,539,933            $270,129           $1,539,933            $270,129
   Supplemental Disclosures of Cash Flow
   Information
    Cash paid during the period for:
      Interest                                     $8,729,470          $3,246,916           $2,007,151            $208,480
      Income taxes                                $11,323,972          $3,912,926           $3,315,775          $1,586,097

   Supplemental Disclosures of Noncash Investing
    and Financing Activities:
    Fair value of assets acquired                 232,782,954
    Liabilities assumed                           (90,950,669)
    Consideration paid                           $146,832,285
    Less - amounts borrowed                      (142,622,285)
    Less - issuance of Class A Common Stock options(4,210,000)
    Net cash paid for acquisition                          $0
   Issuance of Class A Common Stock for
     conversion of debentures                     $58,960,000

   Write off of unamortized deferred financing
    costs on debentures                            (1,568,719)
      Write off of unpaid accrued interest on
      debentures                                      1,370,743
   Total addition to Stockholders' Equity from
    Conversion                                    $58,762,024


   The accompanying notes to consolidated financial statements are an integral part of these statements

              CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                May 31, 1994

     I.  Management Representations:

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


     2)       Inventories:

        Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 93%, 88%, and 97% at May 31, 1994, August 31, 1993, and May 31, 1993, respectively. Replacement cost of the inventories determined on a FIFO basis approximated $215,199,000, $146,421,000, and $91,096,000 at May
     31, 1994, August 31, 1993, and May 31, 1993, respectively. At May 31, 1994, August 31, 1993 and May 31, 1993, the net
     realizable value of the Company's inventories was in excess of $215,515,787, $147,165,267, and $91,110,225, respectively.

        Elements of cost include materials, labor and overhead and consist of the following:


                                          May 31, 1994        August 31, 1993     May 31, 1993
     Raw materials and supplies          $29,062,176           $31,683,657           $30,730,409
     Wines, whiskey and spirits in
       process                           137,090,956            73,400,765            44,441,520

     Finished case goods                  49,362,655            42,080,845            15,938,296

                                        $215,515,787          $147,165,267           $91,110,225


     3)  Property, Plant and Equipment:

             The major components of property, plant and equipment for the Company are as follows:

                                        May 31, 1994         August 31, 1993

     Land                              $12,015,152            $4,305,648
     Buildings and improvements         62,516,055            30,135,151

     Machinery and equipment           145,575,079            91,161,305
     Motor vehicles                      2,551,367             2,553,585

     Construction in progress            4,189,593             2,074,570
                                      $226,847,246          $130,230,259


     Less accumulated depreciation     (59,149,570)          (51,629,978)
                                      $167,697,676           $78,600,281



     4)  Acquisitions:

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

         At closing the Company held back from the Cash Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company, and deposited an additional $2.8 million of the Cash Consideration into an escrow to be held until October 15, 1995. If the amount of the net current assets as determined after the closing (the "Final Net Current Asset Amount") is greater than 90% and less than 100% of the amount of net current assets estimated at closing (the "Estimated Net Current Asset Amount"), then the Company shall pay into the established escrow an amount equal to the Final Net Current Asset Amount less 90% of the Estimated Net Current Asset Amount. If the Final Net Current Asset Amount is greater than the Estimated Net Current Asset Amount, then, in addition to the payment described above, the Company shall pay an amount equal to such excess, plus interest from the closing, to Vintners. If the Final Net Current Asset Amount is less than 90% of the Estimated Net Current Asset Amount, then the Company shall be paid such deficiency out of the escrow account. As of May 31, 1994, no adjustment to the established escrow was required and the Final Net Current Asset Amount has not been determined.

         The Vintners Acquisition was accounted for using the purchase method; accordingly, the Vintners Assets were recorded at fair market value at the date of acquisition. The fair market value of the Vintners Assets approximated the aggregate purchase price. The accompanying consolidated financial statements reflect the results of operations of Vintners since October 15, 1993.

         The Company acquired all of the outstanding capital stock of Barton Incorporated ("Barton") on June 29, 1993 (the "Barton Acquisition"). The following table presents unaudited pro forma results of operations as if the Vintners Acquisition occurred at the beginning of the Nine Months ended 5/31/94 and as if both the Vintners Acquisition and the Barton Acquisition occurred at the beginning of the Nine Months ended 5/31/93, after giving effect to certain adjustments for depreciation, amortization of intangibles, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1994 and 1993, respectively, or of results which may occur in the future.

                                 Pro forma
                             For the Nine Months Ended
                                       May 31, 1994         May 31, 1993
     Net Sales                   $466,001,000             $494,447,000
     Net Income from
      Operations                   41,614,000               50,998,000

     Net Income                    16,883,000               21,934,000
     Net Income per Common and
     Equivalent Shares:
         Primary                           $1.08                    $1.72
         Fully Diluted                     $1.06                    $1.48
     Weighted Average Shares
     Outstanding:
         Primary                      15,590,328               12,775,180
         Fully Diluted                16,329,966               16,158,153

     5)  Long-Term Debt:

     Long-term debt consists of the following at May 31, 1994:
                                                  Current                  Long-Term                Total


     Credit Facilities
     Senior Credit Facility:

     Term loan, variable rate, original
     proceeds $50,000,000 due in installments
     through fiscal 1999                          $8,000,000              $38,000,000              $46,000,000

     Senior Subordinated Notes:


     8.75% redeemable after December 15,
     1998, due 2003                                    -----              130,000,000              130,000,000

     Capitalized Lease Agreements:

     Capitalized equipment leases at interest
     rates ranging from 8.9% to 18% due in
     monthly installments through fiscal 1997        255,454                  313,606                  569,060

     Industrial Development Agencies:

     7 1/4 1975 issue, original proceeds
     $2,000,000, due in annual installments
     of $100,000 through fiscal 1994                  100,000                    -----                  100,000
     7 1/2% 1980 issue, original proceeds
     $2,370,000, due in annual installments
     of $118,500 through fiscal 1999                 118,500                  592,500                  711,000

     Other Long-Term Debt:

     Loans payable - 5% secured by cash
     surrender value of officer's life
     insurance policies                                -----                  966,973                  966,973

     Notes payable at 1% below prime rate
     ($3,000,000) to prime rate ($5,239,358),
     due in yearly installments
     through fiscal 1995                               -----                8,239,358                8,239,358

     Promissory note at prime rate due in
     equal yearly installments through
     September 30, 1995                              320,000                  320,000                  640,000
                                                  $8,793,954             $178,432,437             $187,226,391



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

         The Revolving Loans and the Term Loan, at the Company's option, can be either a Base Rate Loan or a Eurodollar Loan. A Base Rate Loan bears interest at the rate per annum equal to (i) the higher of (1) Federal Funds Rate for such day plus 1/2 of 1%, or (2) the Chase Bank prime commercial lending rate, plus (ii) 0.375% (subject to adjustment). A Eurodollar Loan bears interest at London Interbank Offered Rate plus 1.625% (subject to adjustment).
         As of May 31, 1994, the Term Loan outstanding balance was $46 million, which was a Eurodollar Loan that bears interest at 6.26% per annum. As of May 31, 1994, $38.0 million was outstanding under the Revolving Loans and approximately $53 million was available to be drawn down by the Company. The Revolving Loans are required to be prepaid in such amounts that the aggregate amount of Revolving Loans outstanding, together with the drawn and undrawn Revolving Letters of Credit, will not exceed the Borrowing Base. The Borrowing Base means the sum of 70% of the amount of certain eligible receivables plus 40% of the value of certain eligible inventory. In addition, the Revolving Loans are required to be prepaid in such amounts that, for a period of 30 consecutive days during the last two fiscal quarters of each fiscal year, the aggregate amount of Revolving Loans outstanding, together with drawn and undrawn Revolving Letters of Credit, will not exceed $35.0 million. The Revolving Loans mature on June 15, 1999.

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

     6)  Commitments and Contingencies:

         Pursuant to the terms of the Stock Purchase Agreement dated June 29, 1993 among the Company, Barton Incorporated ("Barton") and the former Barton stockholders (the "Selling Shareholders"), under which the Company acquired from the Selling Shareholders all of the outstanding shares of the capital stock of Barton, the Company is obligated to pay out up to an aggregate amount of $57.3 million (the Earn-out Amounts) in cash over a three year period upon the satisfaction of certain performance goals.
     During the quarter ended May 31, 1994, the Company accrued $18.2 million of the Earn-out Amounts as additional purchase price as certain performance goals under the Stock Purchase Agreement were satisfied. This amount will be paid out on December 30, 1994.
         In connection with the Vintners Acquisition, the Company has assumed Vintners' purchase and crush contracts with certain growers and suppliers. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to five years. The actual tonnage of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, and the agricultural practices and location of the growers and suppliers under contract.

         The grapes purchased under these contracts are generally priced at market value as determined by either the prior year's
     (or an average of the three most recent prior years) Grape Crop
     Report issued by the California Department of Food and Agriculture or on prices as reported by the Federal State Market
     News Service. Some contracts include a minimum base price per ton that the Company must pay. The Company purchased $8,464,000 of grapes under these contracts during the period October 15, 1993 through May 31, 1994. During 1994, in connection with the purchase of Vintners, the Company established a reserve for the estimated loss on firm purchase commitments of approximately $10 million related to the above mentioned contracts. Based on current and anticipated future yields and prices, the Company estimates that purchases in the following amounts will be required under these contracts during the subsequent four fiscal years:

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

         At May 31, 1994, aggregate minimum rental commitments under various non-cancelable operating lease agreements assumed from Vintners for the remainder of fiscal 1994 and thereafter are as follows:
                    Remainder of 1994          $184,760
                    Year 1995                  $132,300
                    Year 1996                   $89,498
                    Year 1997                   $77,518
                    Year 1998                   $75,505
                    Thereafter                  $75,505

     7)  Agreement to Import Mexican Beers:

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

     8)  Subsequent Event - Almaden and Inglenook Acquisition:
         On June 23, 1994, the Company announced that it and Heublein, Inc. ("Heublein") had signed a Letter of Intent outlining the terms under which the Company will acquire Almaden, Inglenook and other wine brands from Heublein, as well as wineries in Madera, Escalon, Paicines and Reedley, California. The proposed acquisition by the Company pursuant to the non-binding understanding is subject to, among other matters, execution of a definitive purchase agreement and other related agreements and regulatory approvals. Under the proposed transactions, the Company would also acquire a grape juice concentrate business run by Heublein at the Madera winery, as well as Heublein's minority interest in the Madera Glass Company. In connection with any acquisition of these assets, the Company would be required to refinance or obtain appropriate consents from the banking syndicate under its credit facility. The Company would anticipate funding this acquisition of assets through bank financing. The Company's proposed acquisition transactions with Heublein would be significant to the Company and would have a material impact on the Company's future results of operations.

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     Results of Operations of the Company

         The Company has realized significant growth in sales and profitability over the last two fiscal years primarily as a result of acquisitions. The Company acquired substantially all of the assets of Guild Wineries and Distilleries on October 1, 1991, all of the outstanding capital stock of Barton Incorporated ("Barton") on June 29, 1993 ("Barton Acquisition") and substantially all of the assets of Vintners International Company, Inc. ("Vintners") on October 15, 1993 ("Vintners Acquisition"). The Company's results of operations for the quarter ended May 31, 1994 include the results of operations of Barton and Vintners for the complete period. The Company's results of operations for the nine months ended May 31, 1994 include the results of operations of Barton for the complete period and include the results of the operations of Vintners' assets from October 15, 1993, the date of the Vintners Acquisition.
         On June 23, 1994, the Company announced that it and Heublein, Inc. ("Heublein") had signed a Letter of Intent outlining the terms under which the Company will acquire Almaden, Inglenook and other wine brands from Heublein, as well as wineries in Madera, Escalon, Paicines and Reedley, California. The proposed acquisition by the Company pursuant to the non-binding understanding is subject to, among other matters, execution of a definitive purchase agreement and other related agreements and regulatory approvals. Under the proposed transactions, the Company would also acquire a grape juice concentrate business run by Heublein at the Madera winery, as well as Heublein's minority interest in the Madera Glass Company. In connection with any acquisition of these assets, the Company would be required to refinance or obtain appropriate consents from the banking syndicate under its credit facility. The Company would anticipate funding this acquisition of assets through bank financing. The Company's proposed acquisition transactions with Heublein would be significant to the Company and would have a material impact on the Company's future results of operations. The proposed acquisition transactions with Heublein would significantly improve the Company's already strong position as the number two wine producer in the industry by virtue of adding to the Company's portfolio the Almaden and Inglenook wine brands, which the Company believes are currently the third and sixth largest selling wines in the United States. The Company views this acquisition as one that would enable the Company to further compete with leading brands in the table wine category of the wine business and increase the Company's presence in the varietal table wine category.

         The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as percentage of net sales:





                                                  ThreeMonths Ended  NineMonths Ended
                                                      May 31,                 May 31,

                                                   1994        1993       1994         1993


     Net Sales . . . . . . . . . . . . . . . . .  100.0%      100.0%     100.0%       100.0%
     Cost of product sold  . . . . . . . . . . .   72.3        69.6       71.2         69.7
       Gross profit  . . . . . . . . . . . . . . . 27.7        30.4       28.8         30.3
     Selling, general and administrative expenses  17.8        19.5       19.4         19.7
       Operating Income  . . . . . . . . . . . .    9.9        10.9        9.4         10.6
     Interest expense, net . . . . . . . . . . .    2.9         2.1        2.9          2.2
       Income before provision for income taxes     7.0         8.8        6.5          8.4
     Provision for federal and state income taxes   2.7         3.2        2.5          3.2
       Net income  . . . . . . . . . . . . . . .    4.3%        5.6%       4.0%         5.2%



     Three Months Ended May 31, 1994 ("Third Quarter 1994") Compared to Three Months Ended May 31, 1993 ("Third Quarter 1993")

         Net Sales
         Net sales for the Company's Third Quarter 1994 increased to $154.2 million from $60.5 million for Third Quarter 1993, an increase of $93.7 million, or approximately 155%. This increase resulted from the inclusion of Barton's net sales of $67.8 million and $33.1 million of net sales of Vintners' products during
     Third Quarter 1994. Excluding the impact of the Barton and Vintners Acquisitions, the Company's net sales decreased $7.2 million, or 11.8%, when compared to the same period a year ago. This was principally due to a decrease in net sales of the Company's non-branded products, specifically grape juice concentrate, and to lower sales of the Company's dessert and sparkling wine brands.

         Wine

         For purposes of computing the comparative data for the Company's branded wine products set forth below, sales in the Third Quarter of 1994 of branded wine products acquired from Vintners have been compared with sales of Vintners' branded wine products during Third Quarter 1993 prior to the Vintners Acquisition.

         Net sales and unit volume of the Company's branded wine products declined 6.8% and 6.5%, respectively, compared to the same period a year ago. These decreases were principally a result of an overall decline in net sales and unit volume of the Company's branded wine products.

         Net sales and unit volume of the Company's varietal table wine brands for Third Quarter 1994 increased 4.4% and 6.1%, respectively, resulting primarily from increases in sales of varietal table wine brands acquired from Vintners. Net sales and unit volume of the Company's generic table wine brands for the same period were down 11.1% and 8.7%, respectively, principally due to lower sales of generic table wine brands acquired from Vintners. Net sales and unit volume of sparkling wine brands decreased 12.6% and 11.8%, respectively, due to a general decline in most of the Company's sparkling wine brands. Net sales and unit volume of the Company's dessert wine brands were down 4.2% and 6.4%, respectively, in Third Quarter 1994 versus the same period a year ago. The Company's net sales and unit volume of dessert wine brands, have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States. Notwithstanding this, net sales and unit volume of dessert wine brands acquired from Vintners increased in Third Quarter 1994 versus the same period a year ago.

         The Company believes that the net sales and unit volume declines of brands acquired from Vintners reflect the effects of non-competitive pricing on certain brands which occurred prior to the Vintners Acquisition. The Company has implemented strategies to address this area which the Company believes has negatively impacted the operating results for brands acquired from Vintners.

         Imported Beer
         Net sales and unit volume of the Company's beer brands for Third Quarter 1994 increased by 11.1% and 12.2%, respectively, when compared to Barton's net sales and unit volume for the same period a year ago. These increases resulted primarily from increased sales of the Company's Corona Extra brand and other Mexican beer brands, and increased sales of its Point brand, the Company's domestically produced beer.

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

         Spirits

         Net sales of the Company's spirits case goods for Third Quarter 1994 decreased 3.2%, while unit volume was up 0.2%, as compared to Barton's net sales and unit volume for the same period a year ago. This decrease in net sales was primarily due to lower net sales of bourbon, Canadian and Scotch whiskeys, which was offset in large part by increased net sales of the Company's tequila, liqueur, gin and vodka brands.

         Gross Profit

         Gross profit increased to $42.8 million in Third Quarter 1994 from $18.4 million in Third Quarter 1993, an increase of $24.4 million, or approximately 132%. This increase in gross profit resulted from the inclusion of Barton's and Vintners' operations into those of the Company. Gross profit as a percentage of net sales decreased to 27.7% in Third Quarter 1994 from 30.4% in Third Quarter 1993. The Company's gross margin decreased primarily as a result of the inclusion of Barton's and Vintners' operations into those of the Company.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased to $27.4 million in Third Quarter 1994 from $11.8 million in Third Quarter 1993, an increase of $15.6 million, or approximately 133%. This increase resulted from the additional selling, general and administrative expenses associated with the operations of Barton and Vintners and higher advertising and promotional spending on brands of the Company owned prior to the Barton and Vintners Acquisitions.

         Interest Expense, Net

         Interest expense, net increased to $4.6 million in Third
     Quarter 1994 from $1.3 million in Third Quarter 1993, an increase of $3.3 million. This increase principally resulted from financing activities related to the Vintners Acquisition and the Barton Acquisition.

         Net Income

         Net income increased to $6.7 million in Third Quarter 1994 from $3.4 million in Third Quarter 1993, an increase of $3.3 million, or 96.0%. This increase resulted primarily from the inclusion of the operations of Barton and Vintners into those of the Company.

     Nine Months Ended May 31, 1994 ("Nine Months of Fiscal 1994") Compared to Nine Months Ended May 31, 1993 ("Nine Months of
     Fiscal 1993")

         Net Sales

         Net sales for the Nine Months of Fiscal 1994 increased to $448.7 million from $190.4 million for the Nine Months of Fiscal 1993, an increase of $258.4 million, or approximately 136%.
     This increase resulted from the inclusion of Barton's net sales of $186.5 million during the Nine Months of Fiscal 1994 and
     $86.7 million of net sales of Vintners' products from October 15, 1993, the date of the Vintners Acquisition. Excluding the impact of the Barton and Vintners Acquisitions, the Company's net sales decreased $14.8 million, or 7.8%, when compared to the same period a year ago. This was principally due to a decrease in net sales of the Company's non-branded products, specifically grape juice concentrate, and to lower sales of the Company's dessert wines.

         Wine

         For purposes of computing the comparative data for the Company's branded wine products set forth below, sales of branded wine products acquired from Vintners have been included in the Nine Months of Fiscal 1994 from October 15, 1993 (the date of the Vintners Acquisition) through May 31, 1994, and included for the same period during the Nine Months of Fiscal 1993 prior to the Vintners Acquisition.
         Net sales and unit volume of the Company's branded wine products for the Nine Months of Fiscal 1994 declined 6.4% and 7.4%, respectively, as compared to the same period a year ago. These decreases were due to lower sales of branded wine products acquired from Vintners and, to a lesser extent, to lower sales of the Company's branded wine products, exclusive of branded wine products acquired from Vintners.

         Net sales and unit volume of the Company's varietal table wine brands for the Nine Months of Fiscal 1994 increased 4.0% and 7.5%, respectively, reflecting increases in substantially all of the Company's varietal table wine brands exclusive of varietal table wine brands acquired from Vintners which declined 12.1% and 2.6%, in net sales and unit volume, respectively. Net sales and unit volume of the Company's generic table wine brands for the same period were down 9.1% and 8.0%, respectively, principally due to lower sales of generic table wine brands acquired from Vintners. Net sales and unit volume of sparkling wine brands decreased 4.3% and 5.2%, respectively, principally due to a general decline in all of the Company's sparkling wine brands. Net sales and unit volume of the Company's dessert wine brands were down 10.2% and 12.5%, respectively, in Nine Months of Fiscal 1994 versus the same period a year ago. The Company's net sales and unit volume of dessert wine brands, have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States. During the Nine Months of Fiscal 1994, net sales of branded dessert wines constituted less than 12% of the Company's overall net sales. Notwithstanding this, net sales and unit volume of dessert wine brands acquired from Vintners increased in the Nine Months of Fiscal 1994 versus the same period a year ago.

         Imported Beer

         Net sales and unit volume of the Company's beer brands for the Nine Months of Fiscal 1994 increased by 11.9% and 12.7%, respectively, when compared to Barton's net sales and unit volume for the same period a year ago, which was prior to the Barton Acquisition. These increases resulted primarily from increased sales of the Company's Corona Extra brand and other Mexican beer brands, and increased sales of its St. Pauli Girl and Point brands. The Company's new agreement to continue to distribute Corona Extra and its other Mexican beer brands expires in December 1998. (See discussion under Imported Beer -- Third Quarter 1994 compared to Third Quarter 1993.)

         Spirits

         Net sales and unit volume of the Company's spirits case goods for the Nine Months of Fiscal 1994 were down 2.3% and up slightly, respectively, as compared to Barton's net sales and unit volume for the same period a year ago. This decrease in net sales was primarily due to lower net sales of the Company's aged whiskey (i.e., bourbon and Scotch brands), which was partially offset by increased net sales of the Company's liqueur, blended whiskey and Canadian whiskey brands. The Company also had increased net sales of its tequila brands.

         Gross Profit
         Gross profit increased to $129.1 million in the Nine Months of Fiscal 1994 from $57.6 million in the Nine Months of Fiscal 1993, an increase of $71.5 million, or approximately 124%. This increase in gross profit resulted from the inclusion of Barton's and Vintners' operations into the Company's. Gross profit as a percentage of net sales decreased to 28.8% in the Nine Months of Fiscal 1994 from 30.3% in the Nine Months of Fiscal 1993. The Company's gross margin decreased primarily as a result of the inclusion of Barton's and Vintners' operations into the Company.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $87.1 million in the Nine Months of Fiscal 1994 from $37.5 million in the Nine Months of Fiscal 1993, an increase of $49.6 million, or approximately 132%. This increase resulted from the additional selling, general and administrative expenses associated with the operations of Barton and Vintners and higher advertising and promotional spending on brands of the Company owned prior to the Barton and Vintners Acquisitions.

         Interest Expense, Net

         Interest expense, net increased to $12.8 million in the Nine Months of Fiscal 1994 from $4.2 million in the Nine Months of Fiscal 1993, an increase of $8.6 million. This increase principally resulted from financing activities related to the Vintners Acquisition and the Barton Acquisition.

         Net Income

         Net income increased to $18.0 million in the Nine Months of Fiscal 1994 from $9.9 million in the Nine Months of Fiscal 1993, an increase of $8.1 million, or approximately 81%. This increase resulted primarily from the inclusion of the operations of Barton and Vintners into those of the Company.

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

     Working Capital Requirements
         As of May 31, 1994 the Company's Current Assets and Liabilities increased from August 31, 1993 due in large part to the Vintners Acquisition. Net of the effect of the Vintners Acquisition, but including changes since the date of that Acquisition, current assets decreased principally as a result of normal seasonal sales trends resulting in lower inventory levels. Current Liabilities similarly decreased due primarily to a decrease in accounts payable associated with the grape harvest offset by increased short-term borrowings to partially fund those payments. As of May 31, 1994, $38 million was outstanding under the revolving loans under the Company's credit facility and approximately $53 million was available to be drawn down by the Company.

         As part of the consideration for Barton, the Company agreed to make payments to the former stockholders of Barton ("Barton Stockholders") of up to an aggregate of $57.3 million which are payable to the Barton Stockholders over a three-year period upon the satisfaction of certain performance goals. The first payment of $4.0 million was paid to the Barton Stockholders on December 31, 1993. The remaining payments are as follows: (i) up to $28.3 million is to be made on December 30, 1994; (ii) up to $10.0 million is to be made on November 30, 1995; and (iii) up to $15.0 million is to be made on November 29, 1996. With respect to the performance goals for the December 30, 1994 payment, Barton has satisfied some but not all of the goals, creating an obligation of the Company to the Barton Stockholders of $18.2 million. This amount has been accrued by the Company as of May 31, 1994. If Barton satisfies the remaining goals the entire $28.3 million will be due the Barton Stockholders on December 30, 1994. Such payment obligations are secured in part by a $28.2 million letter of credit issued under the Company's credit facility and are subject to acceleration in certain events. The Company will fund the payment due on December 30, 1994 through its credit facility.

         As part of the acquisition of Vintners, the Company held back from the Cash Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company. Final determination of the net current asset amount is not expected to occur prior to the end of the Company's 1994 fiscal year. If the finally determined net current asset amount exceeds the closing estimate, $8.4 million plus such excess will be paid by the Company. If the finally determined net current asset amount is less than the closing estimate, $8.4 million minus the deficiency will be paid by the Company. See Note 5 to the Company's financial statements in Part 1 of this report. The Company expects that the amount to be paid will not exceed $7.7 million. Such amount will be deposited into an escrow account established to reimburse the Company for any indemnification claims arising out of the Vintners Acquisition. As of May 31, 1994, no adjustment to the established escrow was required and the Final Net Current Asset Amount has not been determined.

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

         The Company believes that cash flow from operations and revolving loans available under its credit facility will provide sufficient funds to meet all of its anticipated short and long-term debt service obligations and the major cash requirements described above. The Company is not aware of any potential impairment to its liquidity and believes that the revolving loans available under its credit facility and cash flow from operations will provide adequate resources to satisfy its existing working capital, liquidity and anticipated capital expenditure requirements for at least the next four fiscal quarters. In connection with any acquisition of assets from Heublein, as described in Note 8 to the Company's financial statements in Part I of this report, the Company would be required to refinance, or obtain appropriate consents from the banking syndicate under, its credit facility. The Company anticipates funding this acquisition of assets through bank financing.
     Financing Activities

         During the nine months ended May 31, 1994, the Company completed the acquisition of Vintners. The cash portion of the purchase price was funded by revolving loans associated with the 1993 harvest and a $130 million subordinated bank loan (the "Subordinated Bank Loan"). On December 27, 1993, the public offering and sale of the Company's 8.75% Senior Subordinated Notes (the "Notes") was completed, the proceeds of which, together with additional borrowings under the Company's credit facility, were used to repay in full the Subordinated Bank Loan. A description of the Notes is set forth in Note 5 to the Company's financial statements in Part 1 of this report. Such description is qualified in its entirety by reference to the complete text of the Indenture covering the Notes, a copy of which has been filed with the Securities and Exchange Commission.

         In addition, the Company called its 7% Convertible
     Subordinated Debentures Due 2011 for redemption on November 19, 1993. Prior to such redemption substantially all of the convertible debentures were converted into shares of the Company's Class A Common Stock.

                        PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

         (a) See Index to Exhibits located on Page __ of this Report.
         (b) There were no Reports on Form 8-K filed with the Securities and Exchange Commission during the quarter ended May 31, 1994.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CANANDAIGUA WINE COMPANY, INC.

     Dated: July 7, 1994              By:/s/ Richard Sands
                                        Richard Sands, President and
                                        Chief Executive Officer


     Dated: July 7, 1994              By:/s/ Lynn K. Fetterman
                                        Lynn K. Fetterman, Senior
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary (Principal
                                        Financial Officer and
                                        Principal Accounting Officer)


                                SUBSIDIARIES


     Batavia Wine Cellars, Inc.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                        Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Lynn K. Fetterman
                                        Lynn K. Fetterman, Secretary
                                        and Treasurer (Principal
                                        Financial Officer and
                                        Principal Accounting Officer)


     Bisceglia Brothers Wine Co.

     Dated: July 7, 1994              By:/s/ Richard Sands
                                        Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Lynn K. Fetterman
                                        Lynn K. Fetterman, Secretary
                                        (Principal Financial Officer
                                        and Principal Accounting
                                        Officer)

     California Products Company

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                        Richard Sands, Vice President



     Dated: July 7, 1994                  By: /s/ Lynn K. Fetterman
                                         Lynn K. Fetterman, Secretary
                                         (Principal Financial Officer
                                         and Principal Accounting
                                         Officer)


     Guild Wineries & Distilleries, Inc.

     Dated: July 7, 1994                  By: /s/ Chris Kalabokes
                                         Chris Kalabokes, Chief
                                         Executive Officer



     Dated: July 7, 1994                  By:/s/ Lynn K. Fetterman
                                         Lynn K. Fetterman, Secretary
                                         and Treasurer (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)


     Tenner Brothers, Inc.


     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President



     Dated: July 7, 1994                  By:/s/ Lynn K. Fetterman
                                         Lynn K. Fetterman, Secretary
                                         (Principal Financial Officer
                                         and Principal Accounting
                                         Officer)

     Widmer's Wine Cellars, Inc.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Lynn K. Fetterman
                                         Lynn K. Fetterman, Secretary
                                         (Principal Financial Officer
                                         and Principal Accounting
                                         Officer)


     Barton Incorporated

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President



     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)


     Barton Brands, Ltd.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President



     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)

     Barton Beers, Ltd.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)

     Barton Brands of California, Inc.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)


     Barton Brands of Georgia, Inc.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)

     Barton Distillers Import Corp.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)

     Barton Financial Corporation

     Dated: July 7, 1994                  By:/s/ Norman Goldstein
                                         Norman Goldstein, President


     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Vice
                                         President  (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)


     Stevens Point Beverage Co.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President


     Dated: July 7, 1994                  By: /s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)

     Monarch Wine Company, Limited Partnership

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President
                                         Barton Management, Inc.,
                                         General Partner


     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President, Barton
                                         Management, Inc., General
                                         Partner (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)

     Barton Management, Inc.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, Vice President


     Dated: July 7, 1994                  By:/s/ Raymond E. Powers
                                         Raymond E. Powers, Executive
                                         Vice President (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)

     Vintners International Company, Inc.

     Dated: July 7, 1994                  By:/s/ Richard Sands
                                         Richard Sands, President


     Dated: July 7, 1994                  By:/s/ Lynn K. Fetterman
                                         Lynn K. Fetterman, Secretary
                                         and Treasurer (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)

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

         (c) Amendment No. 2 dated as of January 18, 1994 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and Canandaigua Wine Company, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994.

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

         (a) Indenture dated as of December 27, 1993 among Canandaigua Wine Company, Inc., its Subsidiaries and Chemical Bank (filed as Exhibit 4.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).


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

         (e) Amendment No. 4 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as
             Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

         (f) Amendment No. 5 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as
             Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference.)

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

         Computation of per share earnings is set forth in Exhibit 11 on page __ of this Report.

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