Form 10-K/A
period 1994-08-31
CANANDAIGUA WINE CO INC; BATAVIA WINE CELLARS INC; BISCEGLIA BROTHERS WINE CO; CALIFORNIA PRODUCTS CO; GUILD WINERIES & DISTILLERIES INC; TENNER BROTHERS INC; WIDMERS WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD
filed 1994-12-23
CIK 16918, 914160, 914162, 914163, 914164, 914165, 914166, 914167, 914168, 914169

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549
                                                   ______________



                                                      FORM 10-K/A
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                     Commission File No. 0-7570
                    ______
 Delaware         Canandaigua Wine Company, Inc. and its
                     subsidiaries                            16-0716709
 New York         Batavia Wine Cellars, Inc.                 16-1222994
 Delaware         Bisceglia Brothers Wine Co.                94-2248544
 California       California Products Company                94-0360780
 New York         Canandaigua West, Inc.                     16-1462887
 New York         Guild Wineries & Distilleries, Inc.        16-1401046
 South Carolina   Tenner Brothers, Inc.                      57-0474561
 New York         Widmer's Wine Cellars, Inc.                16-1184188
 Delaware         Barton Incorporated                        36-3500366
 Delaware         Barton Brands, Ltd.                        36-3185921
 Maryland         Barton Beers, Ltd.                         36-2855879
 Connecticut      Barton Brands of California, Inc.          06-1048198
 Georgia          Barton Brands of Georgia, Inc.             58-1215938
 New York         Barton Distillers Import Corp.             13-1794441
 Delaware         Barton Financial Corporation               51-0311795
 Wisoncsin        Stevens Point Beverage Co.                 39-0638900
 New York         Monarch Wine Company, Limited Partnership  36-3547524
 Illinois         Barton Management, Inc.                    36-3539106
 New York         Vintners International Company, Inc.       16-1443663
_____________      _______________________________________    __________
(State or other    (Exact Name of registrant as specified    (I.R.S.
incorporation or     in its charter)                          Employer
organization)                                            Identification
                                                         Number)

116 Buffalo Street, Canandaigua, New York       14424
___________________________________________________________
(Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code  (716)394-7900
                                                    _____________


                                Securities registered pursuant to Section 12(b) of the Act:

                                                                            Name of each exchange
               Title of each class                                          on which registered
                      None                                                                 None

                                Securities registered pursuant to Section 12(g) of the Act:

                                      Class A Common Stock (Par Value $.01 Per Share)
                                                     (Title of Class)

                                      Class B Common Stock (Par Value $.01 Per Share)
                                                     (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registration was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.         Yes  X                                        No

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

The aggregate market value of the voting stock held by non-affiliates of Canandaigua Wine Company, Inc. as of
November 21, 1994 was $479,968,662.  The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Wine Company, Inc., as of November 21, 1994 is set forth below (all of the registrants, other than Canandaigua Wine Company, Inc., are direct or indirect wholly owned subsidiaries of
Canandaigua Wine Company, Inc.)

                                                                                  Number of Shares
Class                                                                              Outstanding
Class A Common Stock, Par Value $.01 Per Share                                     16,049,368
Class B Convertible Common Stock, Par Value $.01 Per Share                          3,390,051

                                            DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement to be issued for the annual meeting of stock holders to be held
January 19, 1995 is incorporated by reference in Part III.

        The purpose of this Amendment to Form 10-K for the fiscal year ended August 31, 1994 is to submit the Exhibit 27 Financial Data Schedule.






                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                CANANDAIGUA WINE COMPANY, INC.

Dated:  December 23, 1994         By:    s/Robert Sands
                                     Robert Sands, Executive Vice
                                     President


                          SUBSIDIARIES

                                 Batavia Wine Cellars, Inc.

Dated:  December 23, 1994         By:   s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Bisceglia Brothers Wine Co.

Dated:  December 23, 1994         By:       s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                 Canandaigua West, Inc.

Dated:  December 23, 1994         By:       s/Robert Sands
                                     Robert Sands,
                                     Vice President

                                 California Products Company

Dated:  December 23, 1994         By:     s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                 Guild Wineries & Distilleries,
                                 Inc.


Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Tenner Brothers, Inc.

Dated:  December 23, 1994         By:     s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Widmer's Wine Cellars, Inc.

Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Barton Incorporated

Dated:  December 23, 1994         By:       s/Robert Sands
                                     Robert Sands, Vice
                                     President

                                     Barton Brands, Ltd.


Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands, Vice
                                      President

                                     Barton Beers, Ltd.


Dated:  December 23, 1994         By:       s/Robert Sands
                                     Robert Sands, Vice
                                      President


                                 Barton Brands of California, Inc.


Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands, Vice
                                      President

                                 Barton Brands of Georgia, Inc.


Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands, Vice
                                      President

                                 Barton Distillers Import Corp.


Dated:  December 23, 1994         By:         s/Robert Sands
                                     Robert Sands, Vice
                                     President

                                     Barton Financial Corporation


Dated:  December 23, 1994         By:      s/David Sorce
                                     David Sorce
                                     Vice President


                                     Stevens Point Beverage Co.


Dated:  December 23, 1994         By:         s/Robert Sands
                                     Robert Sands, Vice
                                     President


                                 Monarch Wine Company, Limited
                                 Partnership


Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands, Vice President
                                     Barton Management, Inc., General
                                     Partner

                                 Barton Management, Inc.


Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands, Vice President

                                 Vintners International Company, Inc.


Dated:  December 23, 1994         By:      s/Robert Sands
                                     Robert Sands, Vice President

                       Index to Exhibits
          2.1 Asset Purchase Agreement dated August 2, 1991 between the Registrant and Guild Wineries and Distilleries, as assigned to an acquiring subsidiary (filed as Exhibit 2(a) to the Registrant's Report on Form 8-K dated October 1, 1991 and incorporated herein by reference).

          2.2 Stock Purchase Agreement dated April 27, 1993 among the Registrant, Barton Incorporated and the stockholders of Barton Incorporated, Amendment No. 1 to Stock Purchase Agreement dated May 3, 1993, and Amendment No. 2 to Stock Purchase Agreement dated June 29, 1993 (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
          2.3 Asset Sale Agreement dated September 14, 1993 between the Registrant and Vintners International Company, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
          2.4 Amendment dated as of October 14, 1993 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
          2.5 Amendment No. 2 dated as of January 18, 1994 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).
          2.6 Asset Purchase Agreement dated August 3, 1994 between the Registrant and Heublein, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).
          2.7 Amendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and Registrant (filed as
                  Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (Amendment No. 2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).

          2.8 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Registrant is incorporated herein by reference to Exhibit 2.8
		  to the Registrant's Form 10-K for the Fiscal Year Ended August 31, 1994, of which this Amendment No. 1 on Form 10-K/A forms a part.
          3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          3.2     Amended and Restated By-laws of the Company (filed as
                  Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

          4.1 Specimen of Certificate of Class A Common Stock of the Company (filed as Exhibit 1.1 to the Registrant's Registration Statement on Form 8-A, dated April 28, 1992 and incorporated herein by reference).
          4.2 Specimen of Certificate of Class B Common Stock of the Company (filed as Exhibit 1.2 to the Registrant's Registration Statement on Form 8-A, dated April 28, 1992 and incorporated herein by reference).
          4.3 Indenture dated as of December 27, 1993 among the Registrant, its Subsidiaries and Chemical Bank (filed as
                  Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).
          4.4 First Supplemental Indenture dated as of August 3, 1994 among the Registrant, Canandaigua West, Inc. and Chemical Bank (filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).
          10.1 The Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Appendix B of the Company's Definitive Proxy Statement dated December 23, 1987 and incorporated herein by reference).
          10.2 Amendment No. 1 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference).
          10.3 Amendment No. 2 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1992 and incorporated herein by reference).
          10.4 Amendment No. 3 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Rights Plan (filed as
                  Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.5 Amendment No. 4 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).
          10.6 Amendment No. 5 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).
          10.7 Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.8    Barton Incorporated Management Incentive Plan (filed as
                  Exhibit 10.6 to the Registrant's Annual Report on Form

                  10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.9    Ellis M. Goodman Split Dollar Insurance Agreement (filed
                  as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.10   Barton Brands, Ltd. Deferred Compensation Plan (filed as
                  Exhibit 10.8 to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.11   Marvin Sands Split Dollar Insurance Agreement (filed as
                  Exhibit 10.9 to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.12   Amendment and Restatement dated as of June 29, 1993 of
                  Credit Agreement among the Registrant, its subsidiaries
                  and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit
                  2(b) to the Registrant's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
          10.13   Amendment No. 1 dated as of October 15, 1993 to Amendment
                  and Restatement dated as of June 29, 1993 of Credit
                  Agreement among the Registrant, its subsidiaries and
                  certain banks for which The Chase Manhattan Bank
                  (National Association) acts as agent (filed as Exhibit
                  2(c) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
          10.14   Senior Subordinated Loan Agreement dated as of October
                  15, 1993 among the Registrant, its subsidiaries and
                  certain banks for which The Chase Manhattan Bank
                  (National Association) acts as Agent (filed as Exhibit
                  2(d) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
          10.15   Second Amendment and Restatement dated as of August 5,
                  1994 of Amendment and Restatement of Credit Agreement
                  dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase
                  Manhattan Bank (National Association) acts as agent
                  (filed as Exhibit 2(b) to the Registrant's Current Report
                  on Form 8-K dated August 5, 1994 and incorporated herein
                  by reference).
          10.16 Amendment No. 1 (dated as of August 5, 1994) to Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank
                  (National Association) acts as agent     is incorporated
  		  herein by reference to Exhibit 10.16 to the Registrant's
  		  Form 10-K for the fiscal year ended August 31, 1994, of
 		  which this Amendment No. 1 on Form 10-K/A forms a part     .
          10.17 Security Agreement dated as of August 5, 1994 among the Registrant, its subsidiaries and certain banks for which
                  The Chase Manhattan Bank (National Association) acts as
                  agent (filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference.
          11.1    Statement of computation of per share earnings     is
		  incorporated herein by reference to Exhibit 11.1 to the Registrant's Form 10-K for the Fiscal Year Ended August
		  31, 1994, of which this Amendment No. 1 on Form 10-K/A
		  forms a part    .
          21.1    Subsidiaries of Registrant     is incorporated herein by
		  reference to Exhibit 21.1 to the Registrant's Form 10-K for the Fiscal Year Ended August 31, 1994, of which this Amend-ment No. 1 on Form 10-K/A forms a part.
          23.1    Consent of Arthur Andersen & Co.     is incorporated
		  herein by reference to Exhibit 23.1 to the Registrant's
		  Form 10-K for the Fiscal Year Ended August 31, 1994, of which this Amendment No. 1 on Form 10-K/A forms a part.
	    27.1  Financial Data Schedule (filed herewith).