Form 10-K/A
period 1994-08-31
CANANDAIGUA WINE CO INC; BATAVIA WINE CELLARS INC; BISCEGLIA BROTHERS WINE CO; CALIFORNIA PRODUCTS CO; GUILD WINERIES & DISTILLERIES INC; TENNER BROTHERS INC; WIDMERS WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD
filed 1995-01-11
CIK 16918, 914160, 914162, 914163, 914164, 914165, 914166, 914167, 914168, 914169

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549
                                                   ______________



                                                      FORM 10-K/A
                                                     AMENDMENT NO. 2
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

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
                                                    _____________


Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange  None
Title of each class on which registered   None

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

  Filed for the purpose of identifying Canandaigua Wine Company, Inc. as the sole party for whom the Exhibit 27 Financial Data Schedule is submitted.






                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                CANANDAIGUA WINE COMPANY, INC.

Dated:  January 11, 1995         By:    s/Robert Sands
                                     Robert Sands, Executive Vice
                                     President


                          SUBSIDIARIES

                                 Batavia Wine Cellars, Inc.

Dated:  January 11, 1995         By:   s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Bisceglia Brothers Wine Co.

Dated:  January 11, 1995         By:       s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                 Canandaigua West, Inc.

Dated:  January 11, 1995         By:       s/Robert Sands
                                     Robert Sands,
                                     Vice President

                                 California Products Company

Dated:  January 11, 1995         By:     s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                 Guild Wineries & Distilleries,
                                 Inc.


Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Tenner Brothers, Inc.

Dated:  January 11, 1995         By:     s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Widmer's Wine Cellars, Inc.

Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands,
                                     Assistant Secretary

                                     Barton Incorporated

Dated:  January 11, 1995         By:       s/Robert Sands
                                     Robert Sands, Vice
                                     President

                                     Barton Brands, Ltd.


Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands, Vice
                                      President

                                     Barton Beers, Ltd.


Dated:  January 11, 1995         By:       s/Robert Sands
                                     Robert Sands, Vice
                                      President


                                 Barton Brands of California, Inc.


Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands, Vice
                                      President

                                 Barton Brands of Georgia, Inc.


Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands, Vice
                                      President

                                 Barton Distillers Import Corp.


Dated:  January 11, 1995         By:         s/Robert Sands
                                     Robert Sands, Vice
                                     President

                                     Barton Financial Corporation


Dated:  January 11, 1995         By:      s/David Sorce
                                     David Sorce
                                     Vice President


                                     Stevens Point Beverage Co.


Dated:  January 11, 1995         By:         s/Robert Sands
                                     Robert Sands, Vice
                                     President


                                 Monarch Wine Company, Limited
                                 Partnership


Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands, Vice President
                                     Barton Management, Inc., General
                                     Partner

                                 Barton Management, Inc.


Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands, Vice President

                                 Vintners International Company, Inc.


Dated:  January 11, 1995         By:      s/Robert Sands
                                     Robert Sands, Vice President

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

          2.8 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Registrant is incorporated herein by reference to Exhibit 2.8 to the Registrant's Form 10-K for the Fiscal Year Ended August 31, 1994, of which this Amendment No. 2 on Form 10-K/A forms a part.
          3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          3.2     Amended and Restated By-laws of the Company (filed as
                  Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

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

                  10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.9 Ellis M. Goodman Split Dollar Insurance Agreement (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.10   Barton Brands, Ltd. Deferred Compensation Plan (filed as
                  Exhibit 10.8 to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.11   Marvin Sands Split Dollar Insurance Agreement (filed as
                  Exhibit 10.9 to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
          10.12   Amendment and Restatement dated as of June 29, 1993 of
                  Credit Agreement among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit
                  2(b) to the Registrant's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
          10.13 Amendment No. 1 dated as of October 15, 1993 to Amendment and Restatement dated as of June 29, 1993 of Credit
                  Agreement among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank
                  (National Association) acts as agent (filed as Exhibit
                  2(c) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
          10.14   Senior Subordinated Loan Agreement dated as of October
                  15, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank
                  (National Association) acts as Agent (filed as Exhibit
                  2(d) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
          10.15   Second Amendment and Restatement dated as of August 5,
                  1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase
                  Manhattan Bank (National Association) acts as agent
                  (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).
          10.16 Amendment No. 1 (dated as of August 5, 1994) to Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank
                  (National Association) acts as agent is incorporated herein by reference to Exhibit 10.16 to the Registrant's
  		  Form 10-K for the fiscal year ended August 31, 1994, of which this Amendment No. 2 on Form 10-K/A forms a part.
          10.17 Security Agreement dated as of August 5, 1994 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference.
          11.1 Statement of computation of per share earnings is incorporated herein by reference to Exhibit 11.1 to the Registrant's Form 10-K for the Fiscal Year Ended August
		  31, 1994, of which this Amendment No. 2 on Form 10-K/A forms a part.
          21.1 Subsidiaries of Registrant is incorporated herein by reference to Exhibit 21.1 to the Registrant's Form 10-K for the Fiscal Year Ended August 31, 1994, of which this Amend-ment No. 2 on Form 10-K/A forms a part.
          23.1 Consent of Arthur Andersen & Co. is incorporated herein by reference to Exhibit 23.1 to the Registrant's
		  Form 10-K for the Fiscal Year Ended August 31, 1994, of which this Amendment No. 2 on Form 10-K/A forms a part.
	 27.1  Financial Data Schedule (filed herewith).