Form 10-Q
period 1994-11-30
CANANDAIGUA WINE CO INC
filed 1995-01-12
CIK 16918

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                      ______________



(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1994

                                 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM ____________ TO___________________

  Commission File No. 0-7570

                       CANANDAIGUA WINE COMPANY, INC.
_________________________________________________________________
(Exact Name of registrant as specified in its charter)

         Delaware                        16-0716709
___________________________           _______________________
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

116 Buffalo Street, Canandaigua, New York      14424
___________________________________________________________
(Address of Principal Executive Offices)        (Zip Code)
Registrant's Telephone Number, Including Area Code (716)394-7900

                       None
_________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    _______      ________

The number of shares outstanding of each of the Registrant's classes of common stock as of January 9, 1995 is set forth below.

                                                   Number of Shares
     Class                                         Outstanding

Class A Common Stock (Par Value $.01 Per Share)    16,100,093
(Title of Class)

Class B Common Stock (Par Value $.01 Per Share)     3,390,051
(Title of Class)

                            Part 1 - Financial Information
Item 1. Financial Statements
                    CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets

                                           November 30, 1994  August 31, 1994
                                           (Unaudited)        (Audited)
                                                     (in thousands)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash investments                    $ 8,877           $    1,495
  Accounts receivable, net                     162,736              122,124
  Inventories, net                             351,223              301,053
  Prepaid expenses and other current assets     22,935               29,377
Total current assets                           545,771              454,049
PROPERTY, PLANT AND EQUIPMENT,
  NET OTHER ASSETS                             194,976              194,283
                                               177,056              178,230
 Total Assets                                $ 917,803            $ 826,562

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes Payable                                  $27,000              $19,000
Current maturities of long-term debt            37,924               31,001
Accounts payable                                67,513               75,506
Accrued federal and state excise taxes          15,709               16,657
Other accrued expenses and liabilities         110,527               96,061
Total Current liabilities                      258,673              238,225
LONG - TERM DEBT, less current  maturities     246,797              289,122
DEFERRED INCOME TAXES                           43,779               43,774
OTHER LIABILITIES                               50,716               51,248
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A Common Stock, $ .01 par value-
  Authorized, 60,000,000 shares;
  Issued, 17,264,664 shares at November 30,1994
  and 13,832,597 shares at August 31,1994         173                   138
Class B convertible Common Stock,
  $.01 par value-Authorized, 20,000,000 shares;
  Issued, 4,015,776 shares at November 30, 1994
  and August 31,1994                                40                   40
Additional Paid-in Capital                     216,626              113,348
Retained earnings                              108,590               98,258
                                               325,429              211,784
Less-Treasury stock-
  Class A Common Stock, 1,215,296
    Shares at November 30, 1994 and
    August 31, 1994, at cost                   (5,384)              (5,384)
  Class B Convertible Common Stock,
  625,725 shares at November 30, 1994
  and August 31, 1994, at cost                 (2,207)              (2,207)
                                               (7,591)              (7,591)
Total stockholders' equity                     317,838              204,193
Total liabilities and stockholders' equity    $917,803             $826,562



The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                    CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Income and Retained Earnings

                                      Three Month Period Ended November 30,
                                      (in thousands, except per share data)
                                      1994 (Unaudited)    1993 (Unaudited)
GROSS SALES                             $317,420         $213,954
Less - Excise taxes                     (73,878)         (59,470)
Net sales                                243,542          154,484

COST OF PRODUCT SOLD                   (174,382)        (109,829)
Gross profit                              69,160           44,655

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 (45,064)         (31,647)

NONRECURRING RESTRUCTURING EXPENSES        (345)                -
Operating income                          23,751           13,008
INTEREST INCOME                              242               38
INTEREST EXPENSE                         (7,193)          (3,854)
Income before provision for federal
and state income taxes                    16,800            9,192
PROVISION FOR FEDERAL AND STATE
INCOME TAXES                             (6,468)          (3,539)
NET INCOME                                10,332            5,653
RETAINED EARNINGS, BEGINNING              98,258           86,525
RETAINED EARNINGS, ENDING               $108,590          $92,178


PER SHARE DATA
Net income per common and common equivalent share:
Primary                                     $.61            $.40

Fully Diluted                               $.61            $.37

Weighted average shares outstanding:
Primary                               16,996,099       14,033,381
Fully diluted                         16,998,036       16,252,297

Dividend per share                          None             None



The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                         CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows

                                                                   For Period Ended November
                                                                 (in thousands)
                                                                      1994    1993
                                                                 (Unaudited)(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                    $10,332         $5,653

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation of property, plant and equipment                   5,061          2,294
    Amortization of intangible assets                               1,505            844
    Change in deferred taxes                                            5              -
    Accrued interest on converted debentures                            -            682
    Change in assets and liabilities,
     net of effects from purchase of businesses:
        Accounts receivable                                      (40,612)       (27,318)
        Inventories                                              (50,170)        (9,687)
        Prepaid expenses                                            6,442          2,746
        Accounts Payable                                          (7,993)       (28,608)
        Accrued federal and state excise taxes                      (948)          1,181
        Other accrued expenses and liabilities                     14,466          3,781
    Other                                                           (863)           (44)
      Total adjustments                                          (73,107)       (54,129)
      Net cash used by operating activities                      (62,775)       (48,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment,
    net of minor disposals				          (5,754)	  (1,525)
    Acquisition costs for purchase of business-
	net of cash acquired					      -                3
      Net cash used in investing activities                       (5,754)        (1,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds of Notes Payable                                  77,100         50,181
    Repayment of Notes Payable                                   (47,000)              -
    Repayment of Notes Payable from equity offering proceeds     (22,100)              -
    Principal payments of long-term debt                            (402)          (402)
    Proceeds of Term Loan, long-term debt                          47,000              -
    Repayment of Term Loan from equity offering
    proceeds, long-term debt					  (82,000)             -
    Proceeds from equity offering, net                            103,313              -
    Fractional shares paid for debenture conversions                    -            (3)
        Net cash provided by financing activities                  75,911         49,776

NET INCREASE(DECREASE) IN CASH AND CASH INVESTMENTS                 7,382          (222)

CASH AND CASH EQUIVALENTS, beginning of period                      1,495          3,717

CASH AND CASH EQUIVALENTS, end of period                         $  8,877         $3,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                $   3,542      $   2,594
        Income taxes                                            $     126      $   1,429

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
    Fair value of assets acquired                               $     -         $199,494
    Liabilities assumed                                         $     -         (52,662)
    Consideration paid                                          $     -         $146,832
    Less - amounts borrowed                                     $     -        (142,622)
    Less - issuance of Class A Common Stock options             $     -          (4,210)
    Net cash paid for acquisition                               $     -        $       -

Issuance of Class A Common Stock for conversion of debentures   $     -          $58,960
Write off unamortized deferred financing costs on debentures    $     -          (1,569)
Write off unpaid accrued interest on debentures through
 conversion date                                                $     -           1,371
Total addition to Stockholder's Equity from Conversion          $     -        $  58,762



The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               November 30, 1994

1)  MANAGEMENT REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Canandaigua Wine Company, Inc. and its consolidated subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes, included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 1994.

2)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 96%, 95%, and 95% at November 30, 1994, August 31, 1994 and November 30, 1993, respectively. Replacement cost of the inventories determined on a FIFO basis approximated $339,629,000, $289,209,000 and $249,439,000 at November 30, 1994, August 31, 1994, and November
30, 1993, respectively. At November 30, 1994, August 31, 1994, and November 30, 1993, the net realizable value of the Company's inventories was in excess of $351,223,000, $301,053,000 and $249,384,000, respectively.

     Elements of cost include materials, labor and overhead and consist of the following:

                         November 30, 1994 August 31, 1994  November 30, 1993
                                           (in thousands)
Raw materials and supplies     $47,799         $36,477         $37,076
Wines, and distilled spirits
  in process                   243,355         199,183         158,740
Finished case goods             60,069          65,393          53,568

                             $ 351,223       $ 301,053       $ 249,384

3)   PROPERTY, PLANT AND EQUIPMENT:
     The major components of the property, plant and equipment for the Company are as follows:

                                  November 30, 1994  August 31, 1994
                                           (in thousands)
Land                                 $ 13,814            $ 13,814
Buildings and improvements             62,489              62,440
Machinery and equipment                168,94             168,222
Motor  vehicles                         2,552               2,552
Construction in progress               13,974               8,989
                                      261,771             256,017
Less - Accumulated depreciation      (66,795)            (61,734)
                                     $194,976            $194,283

4)   OTHER ASSETS :
    The major components of other assets for the Company are as follows:

                                  November 30, 1994  August 31, 1994
                                           (in thousands)

Goodwill                             $ 88,459            $ 88,459
Distribution rights, agency
license license agreements
and trademarks                         72,970              72,970
Other                                  22,627              22,296
                                      184,056             183,725
Less - Accumulated amortization       (7,000)             (5,495)
                                     $177,056            $178,230



5)  OTHER ACCRUED EXPENSES AND LIABILITIES:
       The major components of accrued expenses and liabilities for the Company are as follows:

                                  November 30, 1994  August 31, 1994
                                           (in thousands)
Accrued Earn-out Amounts             $ 28,300            $ 28,300
Accrued loss on noncancelable
grape contracts                        14,200              14,410
Other                                  68,027              53,351
                                     $110,527             $96,061



6)  OTHER LIABILITIES:
       The major components of other liabilities for the Company are as follows:

                                  November 30, 1994  August 31, 1994
                                           (in thousands)

Accrued loss on noncancelable
grape contracts                       $47,232             $48,254
Other                                   3,484               2,994
                                      $50,716             $51,248

7)  ACQUISITIONS:
The following table sets forth unaudited pro forma consolidated statements of income of the Company for the three months ended November 30, 1994 and 1993. The three month pro forma consolidated statement of income for the period ended November 30, 1993, gives effect to the Almaden/Inglenook Acquisition and the Vintners Acquisition as if they occurred on September 1, 1993. The unaudited pro forma consolidated statements of income are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The pro forma consolidated statements of income are based upon currently available information and upon certain assumptions that the Company believes reasonable under the circumstances. The pro forma consolidated statements of income do not purport to represent what the Company's results of operations would actually have been if the aforementioned transactions in fact had occurred on such date or at the beginning of the period indicated or to project the Company's financial position or results of operations at any future date or for any future period.

                              November 30, 1994          November 30, 1993
                               (in thousands, except for per share data)
Net sales                              $243,542                  $236,521
Income from continuing operations        24,096                    14,397
Net  income                             $10,332                  $  3,846

Per share data:
Net income per common share:
Primary                                  $.61                        $.27
Fully diluted                            $.61                        $.26
Weighted average shares outstanding:
Primary                              16,996,099                14,033,381
Fully diluted                        16,998,036                16,252,297

8) BORROWINGS:
Borrowings consists of the following at November 30, 1994:

                                                Current  Long - Term    Total
Notes Payable:
  Senior Credit Facility:
     Revolving Credit Loans                      $27,000  $     -    $27,000


Long-term Debt:
  Senior Credit Facility:
    Term loan, variable rate, original
     proceeds $177,000, due in installments
     through fiscal 2000                          28,000  114,000    142,000
  Senior Subordinated Notes:
     8.75% redeemable after
      December 15, 1988, due 2003                      _  130,000    130,000
  Capitalized Lease Agreements:
     Capitalized facility and
      equipment leases at interest
      rates ranging from 8.9% to 18%,
      due in monthly installments
      through fiscal 1997                            854    1,356      2,210
  Industrial Development Agencies:
     7.50% 1980 issue, original
      proceeds $2,370, due in annual
      installments of $118 through
      fiscal 1999                                    118      474        592
  Other Long-term Debt:
     Loans payable - 5% secured by
      cash surrender value of
      officers' life insurance policies                -      967        967

     Notes payable at 1% below prime
      rate ($3,000) to prime rate ($5,632),
      due in yearly installments
      through fiscal 1995                          8,632        -      8,632

     Promissory note at prime rate,
      due in equal yearly installments
      through fiscal 1996                            320        -        320

                                                 $37,924 $246,797   $284,721
/TABLE

9.  STOCKHOLDERS' EQUITY:

Stock offering-

During November 1994, the Company completed a public offering and sold 3,000,000 shares of its Class A Common Stock resulting in net proceeds to the Company of approximately $95,428,000 after underwriters' discounts and commissions and estimated expenses . In connection with the offering, 432,067 of the Vintners Option Shares were exercised and the Company received proceeds of $7,885,000. Under the terms of the amended Credit Agreement, approximately $82,000,000 was used to repay a portion of the Term Loan under the Company's Credit Agreement. The balance of net proceeds was used to repay Revloving Credit Loans under the Credit Facility.

10. THE RESTRUCTURING PLAN:

The Company provided for costs to restructure the operations of its California wineries (the Restructuring Plan) in the fourth quarter of fiscal 1994. Under the Restructuring Plan, all bottling operations at the Central Cellars Winery in Lodi, California and the branded wine bottling operations at the Monterey Cellars Winery in Gonzales, California, will be moved to the Mission Bell Winery located in Madera, California, which was acquired by the Company in the Almaden/Inglenook Acquisition.
The Company has a remaining accrual of approximately $9,008,000 and $9,106,000 at November 30, 1994 and August 31,1994,
respectively, relating to the Restructuring Plan. The Company expects to have the Restructuring Plan fully implemented by the end of fiscal 1995.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations of the Company

    The Company has realized significant growth in sales and profitability over recent years primarily as a result of acquisitions. The Company acquired the assets of Guild Wineries and Distilleries on October 1, 1991, the outstanding capital stock of Barton Incorporated ("Barton") on June 29, 1993 (the "Barton Acquisition"), the assets of Vintners International Company, Inc. ("Vintners") on October 15, 1993 (the "Vintners Acquisition") and the Almaden, Inglenook and other brands, a grape juice concentrate product line and related assets from Heublein Inc. (the "Almaden/Inglenook Product Lines") on August 5, 1994 (the "Almaden/Inglenook Acquisition"). Management expects the Almaden/Inglenook Acquisition to have a substantial impact on future results of the Company's operations. The Company's results of operations for the quarter ended November 30, 1993 include the results of operations of Vintners from October 15, 1993, the date of the Vintners Acquisition, until the end of the period. The Company's results of operations for the quarter ended November 30, 1994 include the results of operations of the Almaden/Inglenook Product Lines for the complete period.

    The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as percentage of net sales:

                                                         Quarter Ended
                                                          November 30,

                                                      1994              1993
Net sales                                             100.0%            100.0%
Cost of product sold                                   71.6              71.1
  Gross profit                                         28.4              28.9
Selling, general and administrative expenses           18.5              20.5
Nonrecurring restructuring expenses                     0.1                -
  Operating income                                      9.8               8.4
Interest expense, net                                   2.9               2.9
  Income before provision for income taxes              6.9               5.9
Provision for federal and state income taxes            2.7               2.2
  Net income                                            4.2%              3.7%

First Quarter Ended November 30, 1994 ("First Quarter 1995")
Compared to First Quarter Ended November 30, 1993 ("First Quarter
1994")

     Net Sales

     Net sales for the Company's First Quarter 1995 increased to $243.5 million from $154.5 million for First Quarter 1994, an increase of $89.1 million, or approximately 58%. This increase resulted from the inclusion of (i) $65.2 million of net sales of products acquired in the Almaden/Inglenook Acquisition; (ii) an additional six weeks of net sales of Vintners' products during First Quarter 1995, amounting to $16.4 million, as compared to only six weeks of net sales of Vintners' products during First Quarter 1994; and (iii) an overall increase in net sales of Company products which existed during both First Quarter 1995 and First Quarter 1994. Excluding the impact of the additonal six weeks of net sales of Vintners' products during First Quarter 1995 and all of the net sales resulting from the Almaden/Inglenook Acquisition during First Quarter 1995, the Company's net sales increased $7.4 million, or 4.8%, as compared to First Quarter 1994. This was principally due to increased net sales of imported beer brands and varietal table wine brands.

     For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the Vintners and Almaden/Inglenook Acquisitions have been included in the entire period for First Quarter 1995 and included for the same period during First Quarter 1994, part of which was prior to the Vintners Acquisition, and all of which was prior to the Almaden/Inglenook Acquisition.

     Net sales and unit volume of the Company's branded beverage alcohol products for First Quarter 1995 increased 5.5% and 5.9%, respectively, as compared to First Quarter 1994. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

     Net sales and unit volume of the Company's branded wine products for First Quarter 1995 increased 1.3% and declined slightly, respectively, as compared to First Quarter 1994. Net sales increased because of higher sales of most of the Company's varietal table wine brands, specifically varietal table wine brands acquired in the Vintners Acquisition. Unit volume declined primarily due to lower shipments of the Company's (i) sparkling wine brands and (ii) non-varietal table wine brands acquired in the Almaden/Inglenook Acquisition. Generally, the Company's sparkling wine and non-varietal table wine brands have lower net selling prices than the Company's varietal table wine brands.

     Net sales and unit volume of the Company's varietal table wine brands for First Quarter 1995 increased 24.0% and 21.9%, respectively, as compared to First Quarter 1994, reflecting increases in substantially all of the Company's varietal table wine brands. Net sales and unit volume of the Company's non-varietal table wine brands for the same periods were down 1.8% and 2.8%, respectively. Net sales and unit volume of sparkling wine brands decreased 14.7% and 14.9%, respectively, in First Quarter 1995 as compared to First Quarter 1994. The Company believes that these results are principally due to a high level of shipments resulting in a build up of wholesale and retail inventories during First Quarter 1994. The Company believes that lower shipments throughout the remainder of fiscal 1994 has brought wholesale and retail inventories back in balance with consumption trends, which the Company believes are only slightly down for First Quarter 1995 as compared to First Quarter 1994. Net sales and unit volume of the Company's dessert wine brands were up 6.1% and down slightly, respectively, in First Quarter 1995 as compared to First Quarter 1994. These results were primarily due to increased net sales and unit volume of the premium dessert wine brands acquired in the Vintners Acquisition. Except for the increase in net sales during First Quarter 1995, the Company's net sales and unit volume of dessert wine brands have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States. For First Quarter 1995, net sales of branded dessert wines constituted less than 7% of the Company's overall net sales.

     Net sales and unit volume of the Company's beer brands for First Quarter 1995 increased by 23.4% and 23.7%, respectively, as compared to First Quarter 1994. These increases resulted primarily from increased sales of the Company's Corona brand and its other Mexican beer brands.

     Net sales and unit volume of the Company's spirits case goods for First Quarter 1995 were down 4.7% and 2.7%, respectively, as compared to First Quarter 1994. This decrease in net sales and unit volume was primarily due to lower net sales of the Company's aged whiskeys (i.e., bourbon, Scotch, Canadian and blended whiskeys), which was partially offset by increased net sales and unit volume of the Company's vodka, mezcal and gin brands.

     Gross Profit

     Gross profit increased to $69.2 million in First Quarter 1995 from $44.7 million in First Quarter 1994, an increase of $24.5 million, or approximately 55%. This increase in gross profit resulted from the inclusion of the operations of the Almaden/Inglenook Product Lines and of Vintners with those of the Company. Gross profit as a percentage of net sales decreased to 28.4% for First Quarter 1995 from 28.9% for First Quarter 1994. The Company's gross margin decreased primarily as a result of (i) the inclusion of the operations acquired in the Almaden/Inglenook Acquisition, which had a lower gross margin than those of the Company's operations prior to that Acquisition and (ii) the impact of the increase in sales of imported beer brands.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $45.1 million in First Quarter 1995 from $31.6 million in First Quarter 1994, an increase of $13.4 million, or 42%. This increase resulted from the additional selling, general and administrative expenses associated with the sales and marketing of the products acquired in the Almaden/Inglenook and Vintners Acquisitions.

     Nonrecurring Restructuring Expenses

     The Company previously announced a plan to restructure the operations of its California wineries (the "Restructuring Plan"). The Restructuring Plan will enable the Company to realize significant cost savings from the consolidation of existing facilities and the facilities acquired in the Almaden/Inglenook Acquisition. Under the Restructuring Plan, all bottling operations at the Central Cellars Winery in Lodi, California, and the branded wine bottling operations at the Monterey Cellars Winery in Gonzales, California, will be moved to the Mission Bell Winery located in Madera, California, which was acquired by the Company in the Almaden/Inglenook Acquisition. The Monterey Cellars Winery will continue to be used as a crushing, winemaking and contract bottling facility. The Central Cellars Winery and the winery in Soledad, California will be closed and offered for sale to reduce surplus capacity. The Company anticipates that implementation of the Restructuring Plan will result in approximately 260 jobs being eliminated. As a result of the Restructuring Plan, in addition to a restructuring charge taken in the fourth quarter of fiscal 1994, the Company incurred additional expenses related to the restructuring in First
Quarter 1995 of $300,000, which reduced after-tax income for First Quarter 1995 by $200,000, or $0.01 per share on a fully diluted basis. As of November 30, 1994, no employees have been severed and no facilities have been closed. The Company expects to have the Restructuring Plan fully implemented by the end of fiscal 1995. The Company anticipates that the Restructuring Plan will result in net cost savings of approximately $1.7 million in fiscal 1995 and approximately $13.3 million of annual net cost savings beginning in fiscal 1996. See "Financial Liquidity and Capital Resources."

     Interest Expense, Net

     Net interest expense increased $3.1 million to $7.0 million in First Quarter 1995, as compared to First Quarter 1994. The increase resulted primarily from borrowings related to the Vintners Acquisition and the Almaden/Inglenook Acquisition.

     Net Income

     Net income increased to $10.3 million in First Quarter 1995 from $5.7 million in First Quarter 1994, an increase of $4.7 million, or 83%. Fully diluted earnings per share increased to $0.61 in First Quarter 1995 from $0.37 in First Quarter 1994, a 63% improvement. The increase in net income is due to the contributions of the Almaden and Inglenook brands and other products acquired in the Almaden/Inglenook Acquisition, and an additional six weeks of net sales of Vintners' products during First Quarter 1995, as well as improved operating margins. These factors more than offset $3.1 million of additional pretax net interest expense in First Quarter 1995 arising from borrowings related to the Vintners and Almaden/Inglenook Acquisitions.

Financial Liquidity and Capital Resources

General

     The Company's principal use of cash in its operating activities is for purchasing and carrying inventory of raw materials and finished goods. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual fall grape harvests when the Company has relied on short-term borrowings. The annual grape crush normally begins in August and runs through November. The Company generally begins purchasing grapes in August with payments for such grapes beginning to come due in September. The Company's short-term borrowings to support such purchases generally reach their highest levels in November or December. Historically, the Company has used cash flow from operations to repay its short-term borrowings.

Cash Flows for Quarter Ending November 30, 1994

     Operating Activities

     Net cash used in operating activities in First Quarter 1995 was $62.8 million, an increase of $14.3 million over First
Quarter 1994. This increase was principally due to the inclusion of the Almaden/Inglenook and Vintners product lines for a full quarter. The net cash used in operating activities for First
Quarter 1995 resulted principally from an increase in current assets offset in part by higher net income adjusted for non-cash items and higher current liabilities. Current assets, net of cash, increased by $84.3 million since August 31, 1994 principally due to the purchase of grapes from the 1994 harvest and higher accounts receivable resulting from higher seasonal sales and from sales of the Almaden/Inglenook product lines since the date of the Almaden/Inglenook Acquisition. Current liabilities increased principally from higher accrued taxes and interest.

     Cash Flows from Investing Activities

     Capital expenditures for the Company increased in First
Quarter 1995 to $5.8 million as compared to $1.5 million in First
Quarter 1994 net of the effect of the assets acquired in the Vintners Acquisition. This increase resulted from capital expenditures related to newly acquired facilities coupled with capital expenditures associated with the Restructuring Plan.

     Cash Flows from Financing Activities

     Notes Payable increased $8 million from August 31,
1994 to November 30, 1994. This increase resulted from higher net seasonal working capital requirements of $77.1 million offset by reductions in the Notes Payable outstanding from the use of additional long-term borrowing proceeds of $47.0 million and $22.1 million of proceeds from the Offerings (as defined below).

     Debt, other than Notes Payable, decreased by $35.4 million due to scheduled debt repayments of $400,000 and the use of $82.0 million of proceeds from the Offerings, offset by additional Term Loan borrowings of $47.0 million under the Credit
Facility (as defined below).

     As of November 30, 1994, under its Credit Facility, the Company had outstanding Term Loans of $142.0 million, $27.0 million of Revolving Loans, $2.2 million of Revolving Letters of Credit and $28.2 million under the Barton Letter of Credit (as defined below). As of November 30, 1994, under the Credit Facility, $155.8 million of Revolving Loans were available to be drawn by the Company.

Stock Offering

     On November 18, 1994, the Company completed a public sale of 3,937,744 shares of its Class A Common Stock at a price to the public of $33.50 per share in simultaneous United States and international offerings (the "Offerings"). Of the total number of shares sold in the Offerings, 3 million shares were sold by the Company (the "Shares") and 937,744 shares were sold by certain selling stockholders. The Company did not receive any of the proceeds from the sale of Class A Stock owned individually by those selling stockholders. The Company used the proceeds, net of underwriters' discounts and commissions, from the sale of the Shares, which amounted to $96.3 million, together with $7.8 million of proceeds it received from certain of the selling stockholders in connection with their exercise of options to purchase 432,067 shares of the Company's Class A Common Stock, which options were issued to them in connection with the Vintners Acquisition, to repay indebtedness under the Credit Facility. On November 21, 1994, Term Loans in the amount of $82.0 million and Revolving Loans in the amount of $22.1 million were prepaid with the proceeds from the Offerings. As a result of this prepayment, the Term Loan commitment in the Credit Facility was reduced to $142.0 million from $224.0 million.

The Company's Credit Facility

     The Company and a syndicate of 21 banks for which The Chase Manhattan Bank, N.A. acts as agent, entered into a Second Amendment and Restatement (as amended) dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated June 29, 1993 (the "Credit Facility"). As of January 3, 1995, the Company's Credit Facility provides for (i) a $135 million Term Loan facility due in June 2000, (ii) a $185 million Revolving Loan credit facility, which expires in June 2000 and (iii) and an existing $28.2 million letter of credit related to the Barton Acquisition (the "Barton Letter of Credit"), which, under the terms of the Barton Acquisition, will be reduced to $25.0 million on January 31, 1995. As of January 3, 1995, the Company had $135 million of Term Loans and $55 million of Revolving Loans outstanding under the Credit Facility. The Term Loans borrowed under the Credit Facility may be either base rate loans or eurodollar base rate loans. Base rate loans have an interest rate equal to the higher of either the Federal Funds rate plus 0.5% or the prime rate. Eurodollar rate loans currently have an interest rate equal to LIBOR plus 1.25%. As of January 3, 1995, the interest rates for base rate and eurodollar rate loans were 8.5% and 7.4%, respectively.



Payments to Former Barton Stockholders

     Pursuant to the Barton Acquisition, the Company is obligated to make payments of up to an aggregate amount of $57.3 million to the former Barton stockholders (the "Barton Stockholders") which payments shall be payable over a three year period ending November 29, 1996 (the "Earn-Out"). The first payment to the Barton Stockholders of $4 million was made on December 31, 1993 and the second payment of $28.3 million was made on December 30, 1994, as a result of satisfaction of certain performance goals and the achievement of targets for earnings before interest and taxes. An accrual for the December 30, 1994 payment was recorded in the financial statements as of August 31, 1994. The Company funded this payment through Revolving Loans under its Credit Facility. The remaining payments are contingent upon Barton achieving and exceeding certain targets for earnings before interest and taxes and are to be made as follows: up to $10 million is to be made on November 30, 1995; and up to $15 million is to be made on November 29, 1996. Such payment obligations are fully secured by the Company's standby irrevocable letter of credit under the Credit Facility in an original maximum face amount of the Barton Letter of Credit and are subject to acceleration in certain events. All Earn-Out payments will be accounted for as additional purchase price for the Barton Acquisition when the contingencies have been satisfied and will be allocated based upon the fair market value of the underlying assets. As a result, as the Earn-Out payments are made, depreciation and amortization expense will increase in the future over the remaining useful lives of these assets.

Restructuring Plan

     As part of the Restructuring Plan, the Company incurred an after-tax restructuring charge in the fourth quarter of fiscal 1994 of $14.9 million, or $0.91 per share on a fully diluted basis. Approximately 60% of the restructuring charge relates to the revaluation of affected assets which will not involve cash expenditures. Implementation of the Restructuring Plan will require net cash expenditures of approximately $27.1 million, including $20.0 million for capital expenditures. Upon relocation of the bottling facilities and other equipment from the Central Cellars and Soledad wineries, these wineries will be closed and offered for sale. Net proceeds received from the dispositions of discontinued operations and other assets in excess of $10.0 million are required to be used to pay down Term Loans if the proceeds are not reinvested within one year in similar assets. The capital expenditures will be funded through the Credit Facility. The Company anticipates that the Restructuring Plan will result in net cost savings of approximately $1.7 million in fiscal 1995 and approximately $13.3 million of annual net cost savings beginning in fiscal 1996.

Other

     The Company engages in operations at its facilities for the purpose of disposing of waste and by-products generated in its production process. These operations include the treatment of waste water to comply with regulatory requirements prior to disposal in public facilities or upon property owned by the Company or others and do not constitute a material part of the Company's overall cost of product sold. Expenditures for the purpose of maintaining or improving the Company's waste water treatment facilities have not constituted a material part of the Company's maintenance or capital expenditures over the last three fiscal years and the Company does not expect to incur any such material expenditures during its 1995 fiscal year. During the last three fiscal years, the Company has not incurred, nor does it expect to incur in its 1995 fiscal year, any material expenditures related to remediation of previously contaminated sites or other non-recurring environmental matters.

     The Company believes that cash flow from operations will provide sufficient funds to meet all of its anticipated short and long-term debt service. The Company is not aware of any potential impairment to its liquidity and believes that the Revolving Loans available under the Credit Facility and cash flow from operations will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for at least the next four fiscal quarters.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

     The following matter was also reported under Item 3 of the Company's Form 10-K for the fiscal year ended August 31, 1994. The United States Environmental Protection Agency (the "EPA") and the Georgia Environmental Protection Division (the "GEPD") conducted a Compliance Evaluation Inspection ("CEI") of Barton Brands of Georgia, Inc. ("Barton Georgia"), a subsidiary of Canandaigua Wine Company, Inc., on February 15, 1994. The CEI was conducted to determine compliance with the Resource Conservation and Recovery Act ("RCRA"). Following the inspection, the EPA sent a report of its findings together with a transmittal letter, dated March 7, 1994, to Barton Georgia.

     By letter dated March 21, 1994, the GEPD implemented enforcement action by serving Barton Georgia with a formal Notice of Violation alleging that between August 1991 and August 1993, Barton Georgia has violated certain regulations pertaining to (i) generation and accumulation of hazardous waste and (ii) hazardous waste burning in boilers. These alleged violations relate to the burning of fusel oil which is a mixture of alcohols created by the distillation process used in manufacturing various types of liquor products. Accompanying the Notice of Violation was a proposed settlement agreement in the form of a Consent Order between the GEPD and Barton Georgia. Following counterproposals, on October 21, 1994, Barton Georgia entered into a settlement agreement under the terms of a final Consent Order (the "Order") with the GEPD with respect to this matter. Under the Order, Barton Georgia has paid a stipulated civil penalty of $99,000, and will incur approximately $16,000 of other costs. Barton Georgia is not burning fusel oil in its current operations. The signing of the settlement agreement by Barton Georgia does not constitute any finding, determination or adjudication of liability on the part of Barton Georgia, nor any finding, determination or adjudication of a violation of any State or Federal laws, rules, standards or requirements; nor did Barton Georgia make any admission with respect thereto by signing the settlement agreement.

Item 6.   Exhibits and reports on Form 8-K

     (a)  See Index to Exhibits located on Page  21  of this
Report.

     (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended
November 30, 1994:


1. Form 8-K/A Amendment No. 1 to Form 8-K dated August 5, 1994. This Form 8-K/A reported information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). The following financial statements were filed with this Form 8-K/A:

          The Heublein, Inc. and Affiliates statements of assets and liabilities related to the product lines acquired by the Registrant as of August 5, 1994 and the related Statements of Identified Income and Expenses of the Product Lines Acquired and Statements of Cash Flows for each of the three years in the period ended September 30, 1993 and the report of KPMG Peat Marwick LLP, independent auditors, together with the notes thereto; and

          The unaudited Interim Financial Statements of Product
          Lines Acquired by the Registrant of Heublein, Inc. and
          Affiliates for the nine month periods ended June 30, 1994 and 1993, together with the notes thereto; and

          The unaudited condensed consolidated balance sheets and the unaudited pro forma condensed consolidated statements of income for the year ended August 31, 1993 and for the nine months ended May 31, 1994, and the notes thereto.

2. Form 8-K/A, Amendment No. 2 to Form 8-K dated August 5, 1994. This Form 8-K/A-2 reported information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). The following financial statements were filed with this Form 8-K/A-2:

          The Heublein, Inc. and Affiliates statements of assets and liabilities related to the product lines acquired by the Registrant as of August 5, 1994 and the related Statements of Identified Income and Expenses of the Product Lines Acquired and Statements of Cash Flows for each of the three years in the period ended September 30, 1993 and the report of KPMG Peat Marwick LLP, independent auditors, together with the notes thereto; and

          The unaudited Interim Financial Statements of Product Lines Acquired by the Registrant of Heublein, Inc. and Affiliates for the ten month periods ended August 5, 1994 and July 31, 1993, together with the notes thereto; and

          The unaudited condensed consolidated balance sheets and the unaudited pro forma condensed consolidated statements of income for the year ended August 31, 1993 and for the nine months ended May 31, 1994, and the notes thereto.

3.   Form 8-K/A No. 3 to Form 8-K dated October 15, 1993.  This
Form 8-K/A-3 reported information under Item 7 (Financial
Statements, Pro Forma Financial Information and Exhibits). The following financial statements were filed with this Form 8-K/A-3:

          The consolidated balance sheets of Vintners International Company, Inc. and Subsidiaries as of September 30, 1993 (unaudited) and July 31, 1993, the related consolidated statements of operations and cash flows for the two-month periods ended September 30, 1993 and 1992, together with the notes thereto.

4. Form 8-K dated October 21, 1994. This Form 8-K reported information under Item 5 (Other Events).

5. Form 8-K dated November 7, 1994. This Form 8-K reported information under Item 5 (Other Events).
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CANANDAIGUA WINE COMPANY,
INC.

Dated:  January 12, 1994                   By: s/Richard Sands

                                           Richard Sands, President and
                                           Chief Executive Officer


Dated:  January 12, 1994                   By:s/Lynn K. Fetterman
                                           Lynn K. Fetterman, Senior
                                           Vice President,
                                           Chief Financial Officer and
                                           Secretary
                                           (Principal Financial Officer
                                           and Principal
                                           Accounting Officer)

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

2.8    Amendment dated November 18, 1994 to Asset Purchase
       Agreement between Heublein, Inc. and the Registrant (filed as Exhibit 2.8 to the Registrant's Annual Report on Form
       10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).

2.9    Amendment dated November 30, 1994 to Asset Purchase
       Agreement between Heublein, Inc. and the Registrant (filed herewith).

(4) Instruments defining the rights of security holders, including indentures.

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

(10)   Material Contracts

10.1   The Canandaigua Wine Company, Inc. Stock Option and Stock
       Appreciation Right Plan (filed as Appendix B to the
       Company's Definitive Proxy Statement dated December 23,
       1987 and incorporated herein by reference).

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

10.4 Amendment No. 3 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit
       10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

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

10.16 Amendment No. 1 (dated as of August 5, 1994) to Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit
          10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).

10.17 Security Agreement dated as of August 5, 1994 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).

(11)   Statement re computation of per share earnings.

       Computation of per share earnings (filed herewith).

(15)   Letter re unaudited interim financial information.

       Not applicable.

(18)   Letter re change in accounting principles.

       Not applicable.

(19)   Report furnished to security holders.

       Not applicable.

(22) Published report regarding matters submitted to a vote of security holders.

       Not applicable.

(23)   Consents of experts and counsel.

       Not applicable.

(24)   Power of Attorney.

       Not applicable.

(27)   Financial Data Schedule.

       Financial Data Schedule (filed herewith).

(99)   Additional Exhibits.

       Not applicable.