Form 10-Q/A
period 1994-11-30
CANANDAIGUA WINE CO INC
filed 1995-01-13
CIK 16918

FORM 10-Q/A
                                       AMENDMENT NO. 1

                             Securities and Exchange Commission
                                   Washington, D.C.  20549

(Mark one)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     November 30, 1994

                                             OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File No. 0-7570


                               Canandaigua Wine Company, Inc.
                   (Exact name of registrant as specified in its charter)

                      Delaware                       16-0716709
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

116 Buffalo Street, Canandaigua, New York                   14424
(Address of Principal Executive Offices)                (Zip Code)

                         (716) 394-7900
(Registrant's Telephone Number, Including Area Code)

                           None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     X          No

The number of shares outstanding of each of the Registrant's classes of common stock as of January 9, 1995 is set forth below.
                                                          Number of Shares
         Class                                                 Outstanding
Class A Common Stock, Par Value $.01 Per Share               16,100,093
Class B Convertible Common Stock, Par Value $.01 Per Share    3,390,051

                                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CANANDAIGUA WINE COMPANY, INC.

Dated:  January 13, 1995          By: s/Richard Sands
                                  Richard Sands, President and
                                  Chief Executive Officer


Dated:  January 13, 1995          By:s/Lynn K. Fetterman
                                  Lynn K. Fetterman, Senior Vice President,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

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

2.9 Amendment dated November 30, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Registrant is incorporated herein by reference to Exhibit 2.9 to the Registrant's Form 10-Q for the quarter ended November 30, 1994, filed with the Securities and Exchange Commission on January 12, 1995, of which this Amendment No. 1 on Form 10-Q/A forms a part.

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

          Not applicable.

(23)      Consents of experts and counsel.

          Not applicable.

(24)      Power of Attorney.

          Not applicable.

(27)      Financial Data Schedule.

          Financial Data Schedule is incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended November 30, 1994, filed with the Securities and Exchange Commission on January 12, 1995, of which this Amendment No. 1 on Form 10-Q/A forms a part.

(99)      Additional Exhibits.

          Not applicable.