Form 10-Q
period 1995-02-28
CANANDAIGUA WINE CO INC
filed 1995-04-04
CIK 16918


		     FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                      ______________
(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

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

The number of shares outstanding of each of the Registrant's classes of common stock as of March 28, 1995 is set forth below.

                                                   Number of Shares
     Class                                         Outstanding

Class A Common Stock (Par Value $.01 Per Share)    16,128,593

Class B Common Stock (Par Value $.01 Per Share)     3,189,901

                                                      Part 1 - Financial Information

         Item 1. Financial Statements

                                              CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                                                        Consolidated Balance Sheets

                                                                         February 28, 1995     August 31, 1994
                                                                            (Unaudited)            (Audited)
                                                                                       (in thousands)
                                 ASSETS

CURRENT ASSETS:
                          Cash and cash investments                                 $     3,090        $     1,495
                                                Accounts receivable, net                120,538            122,124
                                                        Inventories, net                319,836            301,053
                               Prepaid expenses and other current assets                 26,298             29,377
                                                    Total current assets                469,762            454,049
                                      PROPERTY, PLANT AND EQUIPMENT, NET                195,839            194,283
                                                            OTHER ASSETS                167,316            178,230
                                                            Total Assets            $   832,917        $   826,562
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                            CURRENT LIABILITIES:

                               Notes Payable                                        $     7,000        $   19,000
                                    Current maturities of long-term debt                 37,857            31,001
                                                        Accounts payable                 45,438            75,506
                                  Accrued federal and state excise taxes                 23,564            16,657
                                  Other accrued expenses and liabilities                 77,192            96,061
                                               Total Current liabilities                191,051           238,225
                             LONG  -  TERM DEBT, less current maturities                239,791           289,122
                                                   DEFERRED INCOME TAXES                 43,831            43,774
                                                       OTHER LIABILITIES                 30,077            51,248
                                           COMMITMENTS AND CONTINGENCIES
                                                   STOCKHOLDERS' EQUITY:

                                  Class A Common Stock, $ .01 par value-
                                          Authorized: 60,000,000 shares;
                         Issued: 17,343,889 shares at February 28, 1995,
                                and 13,832,597 shares at August 31, 1994                    173               138
                       Class B Convertible Common Stock, $.01 par value-
              Authorized: 20,000,000 shares; Issued: 4,015,626 shares at
              February 28, 1995, and 4,015,776 shares at August 31, 1994                     40                40
                                              Additional Paid-in Capital                216,967           113,348
                                                       Retained earnings                118,578            98,258
                                                                                        335,758           211,784
                                                    Less-Treasury stock-

                               Class A Common Stock, 1,215,296 shares at
                         February 28, 1995, and August 31, 1994, at cost                 (5,384)           (5,384)
                     Class B Convertible Common Stock, 625,725 shares at
                         February 28, 1995, and August 31, 1994, at cost                 (2,207)           (2,207)

                                                                                         (7,591)           (7,591)

                                              Total stockholders' equity                328,167           204,193
                              Total liabilities and stockholders' equity                832,917           826,562

The accompanying notes to consolidated financial statements are an integral part of these statements.


CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings

                                                                               Six Months Ended                 Three Months Ended
                                                                               ----------------                  -----------------

                                                                         February          February        February        February
                                                                         28,1995           28,1994         28, 1995        28, 1994
                                                                        (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                                        -----------      -----------      ----------     ----------
                                                                                      (in thousands, except per share data)
       GROSS SALES                                                    $    592,305      $  406,572      $  274,885      $  192,618
                 Less - Excise taxes                                      (137,820)       (112,056)        (63,942)        (52,587)
                           Net sales                                       454,485         294,516         210,943         140,031

                COST OF PRODUCT SOLD                                      (327,694)       (208,192)       (153,312)        (98,363)

                        Gross profit                                       126,791          86,324          57,631          41,668

                SELLING, GENERAL AND
             ADMINISTRATIVE EXPENSES                                       (79,925)        (59,660)        (34,861)        (28,012)

                        NONRECURRING
              RESTRUCTURING EXPENSES                                          (685)           --              (340)           --
       Operating income                                                     46,181          26,664          22,430          13,656
                     INTEREST INCOME                                           335              74              93              36
                    INTEREST EXPENSE                                       (13,476)         (8,360)         (6,283)         (4,506)
 Income before provision for federal
              and state income taxes                                        33,040          18,378          16,240           9,186
           PROVISION FOR FEDERAL AND
                  STATE INCOME TAXES                                       (12,720)         (6,983)         (6,252)         (3,445)
                          NET INCOME                                        20,320          11,395           9,988           5,741
        RETAINED EARNINGS, BEGINNING                                        98,258          86,525         108,590          92,179
           RETAINED EARNINGS, ENDING                                    $  118,578       $  97,920        $118,578        $ 97,920

                      PER SHARE DATA
    Net income per common and common
                   equivalent share:

                             Primary                                  $       1.11    $        .75    $        .50    $        .35
                       Fully Diluted                                  $       1.11    $        .72    $        .50    $        .35
Weighted average shares outstanding:

                             Primary                                    18,343,870      15,198,371      19,857,768      16,375,396
                       Fully diluted                                    18,346,513      16,307,830      19,861,643      16,375,396

                  Dividend per share                                       None            None            None            None

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                              CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                                                   Consolidated Statements of Cash Flows

                                                                               Six Months Ended                 Three Months Ended
                                                                               ----------------                  -----------------

                                                                         February          February        February        February
                                                                         28,1995           28,1994         28, 1995        28, 1994
                                                                        (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                                        -----------      -----------      ----------     ----------
                                                                                 (in thousands)                  (in thousands)

            CASH FLOWS FROM OPERATING ACTIVITIES:

                           Net Income                                       $  20,320      $  11,394       $   9,988      $   5,741

Adjustments to reconcile net income to to net cash (used in) provided by operating activities:

                        Depreciation of property, plant and equipment           9,786          4,733           4,725          2,439
                                    Amortization of intangible assets           2,865          1,649           1,360            805
                                             Change in deferred taxes              57           (248)             52           (248)
                             Accrued interest on converted debentures            --              161            --             (521)
    Change in assets and liabilities, net of effects from purchase of businesses:

                                                         Accounts receivable    1,586          4,601          42,198         31,919

                                                                 Inventories   (18,783)         4,738         31,387         14,425
                                                            Prepaid expenses     3,079           (678)        (3,363)        (3,423)
                                                            Accounts Payable   (30,068)       (41,440)       (22,075)       (12,832)
                                      Accrued federal and state excise taxes     6,907          4,944          7,855          3,762
                                      Other accrued expenses and liabilities   (28,175)        (4,863)       (42,641)        (8,645)
                                                                      Other     (3,817)        (9,121)        (2,954)        (9,076)
                                                           Total adjustments   (56,563)       (35,524)        16,544         18,605
                         Net cash (used in) provided by operating activities   (36,243)       (24,130)        26,532         24,346
                                       CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, plant and equipment, net of minor disposals   (11,342)        (2,800)        (5,588)        (1,275)
           Acquisition costs for purchase of business - net of cash acquired        -               3            -           -
                      Net cash used in investing activities                    (11,342)        (2,797)        (5,588)        (1,275)
                                       CASH FLOWS FROM FINANCING ACTIVITIES:

                                               Net proceeds of Notes Payable    57,100         30,681        (20,000)       (19,500)
                       Repayment of Notes Payable from proceeds of Term Loan   (47,000)             -            -           -
           Repayment of Notes Payable from equity offering proceeds            (22,100)             -            -           -
   Principal payments of  long-term debt                                        (7,474)        (2,440)        (7,072)        (2,038)
                                       Proceeds of Term Loan, long-term debt    47,000              -            -           -
     Repayment of Term Loan from equity offering proceeds, long-term debt      (82,000)             -            -              545
                                          Proceeds from equity offering, net   103,313              -            -               10
                                    Proceeds of employee stock purchase plan        -             545            -           -
                      Exercise of employee stock options                           341             10            341         -
               Fractional shares paid for debenture conversions                     -              (3)            -          -
               Net cash provided by (used in) financing activities              49,180         28,793        (26,731)       (20,983)
                        NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS     1,595          1,866         (5,787)         2,088
                              CASH AND CASH EQUIVALENTS, beginning of period     1,495          3,718          8,877          3,496
                                    CASH AND CASH EQUIVALENTS, end of period  $  3,090       $  5,584       $  3,090       $  5,584
                          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                            Cash paid during the period for:
                                                                    Interest  $  14,068      $  6,722       $ 10,526        $ 4,128
                                                                Income taxes  $   9,454      $  8,008       $  9,328        $ 6,579

                           SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                                                      FINANCING  ACTIVITIES:

                                               Fair value of assets acquired   $   -         $ 199,494       $   -           $  -
                              Liabilities assumed                              $   -         $ (52,662)      $   -           $  -
                              Consideration paid                               $   -         $ 146,832       $   -           $  -
                            Less - amounts borrowed                            $   -         $(142,622)      $   -           $  -
                Less - issuance of Class A Common Stock options                $   -         $  (4,210)      $   -           $  -
                         Net cash paid for acquisition                         $   -         $        0      $   -           $  -
         Issuance of Class A Common Stock for conversion of debentures         $   -         $  58,960       $   -           $  -
         Write off unamortized deferred financing costs on debentures          $   -         $  (1,569)      $   -           $  -
    Write off unpaid accrued interest on debentures through conversion date    $   -         $   1,371       $   -           $  -
            Total addition to Stockholder's Equity from Conversion             $   -         $  58,762       $   -           $  -

                   The accompanying notes to consolidated financial statements are an integral part of these statements.

                              CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                                Notes to Consolidated Financial Statements
                                          February 28, 1995

1.) MANAGEMENT REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q, and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Canandaigua Wine Company, Inc. and its consolidated subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes, included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 1994.

2)  INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 95% at February 28, 1995, August 31, 1994, and February 28, 1994. Replacement cost of the inventories determined on a FIFO basis approximated $306,991,000, $289,209,000 and $227,043,000 at February 28, 1995, August 31, 1994, and February 28, 1994,
respectively. At February 28, 1995, August 31, 1994, and February 28, 1994, the net realizable value of the Company's inventories was in excess of $319,836,000, $301,053,000 and $226,838,000, respectively.

     Elements of cost include materials, labor and overhead and consist of the following:

                                               February 28, 1995    August 31, 1994       February 28, 1994
                                               -----------------    ---------------       -----------------
                                                                     (in thousands)

    Raw materials and supplies                 $      42,478        $      36,477          $     32,972
    Wines  and distilled spirits in process          212,483              199,183               145,943
    Finished case goods                               64,875               65,393                47,923
                                               $     319,836        $     301,053          $    226,838


3)   PROPERTY, PLANT AND EQUIPMENT:

        The major components of the property, plant and equipment for the Company are as follows:

                                                     February 28, 1995    August 31, 1994
                                                     -----------------    ---------------
                                                                  (in thousands)

                     Land                             $      13,814        $    13,814
                     Buildings and improvements              62,583             62,440
                        Machinery and equipment             168,767            168,222
                                Motor  vehicles               2,552              2,552
                       Construction in progress              19,643              8,989
                                                            267,359            256,017
                Less - Accumulated depreciation            (71,520)           (61,734)
                                                      $     195,839        $   194,283

4)   OTHER ASSETS:

          The major components of other assets for the Company are as follows:

                                                        February 28, 1995    August 31, 1994
                                                        -----------------    ---------------
                                                                     (in thousands)
                   Goodwill                              $     79,511      $      88,459
            Distribution rights, agency license
                     agreements and trademarks                 72,970             72,970
                                          Other                23,195             22,296
                                                              175,676            183,725
                Less - Accumulated amortization                (8,360)            (5,495)
                                                          $   167,316      $     178,230

5)   OTHER ACCRUED EXPENSES AND LIABILITIES:

          The major components of other accrued expenses and liabilities for the Company are as follows:

                                                        February 28, 1995    August 31, 1994
                                                         -----------------    --------------
                                                                     (in thousands)
           Accrued Earn-out Amounts                           $    -            $ 28,300
           Accrued loss on noncancelable grape contracts        13,646            14,410
                                               Other            63,546            53,351

                                                              $ 77,192          $ 96,061

6)   OTHER LIABILITIES

          The Major components of other liabilities for the Company are as follows:

                                               February 28, 1995    August 31, 1994
                                               -----------------    ---------------
                                                            (in thousands)
                Accrued loss on noncancelable
                        grape contracts        $     27,170      $    48,254
                Other                                 2,907            2,994
                                               $     30,077      $    51,248

          Effective July 1, 1995, the Company will give an option to certain growers to sell grapes to the Company at agreed-upon prices.

7)  ACQUISITIONS:

The following table sets forth unaudited pro forma consolidated statements of income of the Company for the six months ended February 28, 1995 and 1994. The six-month pro forma consolidated statement of income for the period ended February 28, 1994, gives effect to the Almaden/Inglenook Acquisition and the Vintners Acquisition as if they occurred on September 1, 1993. The unaudited pro forma consolidated statements of income are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The pro forma consolidated statements of income are based upon currently available information and upon certain assumptions that the Company believes reasonable under the circumstances. The pro forma consolidated statements of income do not purport to represent what the Company's results of operations would actually have been if the aforementioned transactions in fact had occurred on such date or at the beginning of the period indicated or to project the Company's financial position or results of operations at any future date or for any future period.

                                                           February 28, 1995   August 31, 1994
                                                          -----------------    ---------------
                                                        (in thousands, except share and per share data)


                  Net sales                             $        454,485          $    438,213
            Income from continuing operations                     46,866                33,855
                                  Net  income           $         20,320          $     12,016

                              Per share data:
                 Net income per common share:
                                      Primary                      $1.11                  $.79
                                Fully diluted                      $1.11                  $.76
         Weighted average shares outstanding:
                                      Primary                  18,343,870             15,198,371
                                Fully diluted                  18,346,513             16,307,830

     In February 1995, the Company entered into an agreement cancelling certain
of  its   long-term   grape   contracts   acquired   in   connection   with  the
Almaden/Inglenook  Acquisition.  As a result,  the estimated loss reserve at the date of acquisition was reduced by approximately $13 million with a corresponding reduction in goodwill.

8) BORROWINGS:

Borrowings consists of the following at February 28, 1995:

                                                                      Current        Long-Term       Total
                                                                                  (in thousands)
                       Notes Payable:
                    Senior Credit Facility:
                      Revolving Credit Loans                         $   7,000     $     -          $    7,000
                                             Long-term Debt:
                                     Senior Credit Facility:

                 Term loan, variable rate,  due in quarterly
                  installments of $7,000 through fiscal 2000           28,000         107,000          135,000
                                  Senior Subordinated Notes:
          8.75% redeemable after December 15, 1998, due 2003             -             130,000          130,000
                               Capitalized Lease Agreements:
       Capitalized facility and equipment leases at interest
              rates ranging from 8.9% to 18%, due in monthly
                            installments through fiscal 1997             787            1,350            2,137

    Industrial Development Agencies:
          7.50% 1980 issue, original proceeds $2,370, due in
             annual installments of $118 through fiscal 1999             118              474              592

                                       Other Long-term Debt:

       Loans payable - 5% secured by cash surrender value of
                           officers' life insurance policies             -                967              967
      Notes payable at 1% below prime rate ($3,000) to prime
                                rate ($5,632), due in yearly
                            installments through fiscal 1995           8,632                -            8,632

                 Promissory note at prime rate, due in equal
                      yearly installments through fiscal 1996            320                -              320

                                                                   $  37,857         $ 239,791      $  277,648

9.  STOCKHOLDERS' EQUITY:

Stock Offering

During November 1994, the Company completed a public offering and sold 3,000,000 shares of its Class A Common Stock, resulting in net proceeds to the Company of approximately $95,428,000 after underwriters' discounts and commissions and estimated expenses. In connection with the offering, 432,067 of the Vintners Option Shares were exercised and the Company received proceeds of $7,885,000. Under the terms of the amended Credit Agreement, approximately $82,000,000 was used to repay a portion of the Term Loan under the Company's Credit Agreement. The balance of net proceeds was used to repay Revolving Credit Loans under the Credit Facility.

10. THE RESTRUCTURING PLAN:

The Company provided for costs to restructure the operations of its California wineries (the Restructuring Plan) in the fourth quarter of fiscal 1994. Under the Restructuring Plan, all bottling operations at the Central Cellars Winery in Lodi, California, and the branded wine bottling operations at the Monterey Cellars Winery in Gonzales, California, will be moved to the Mission Bell Winery located in Madera, California, which was acquired by the Company in the Almaden/Inglenook Acquisition. The Company anticipates that implementation of the Restructuring Plan will result in approximately 260 jobs being eliminated. As of February 28, 1995, 21 employees have been released and no facilities have been closed. The Company has remaining accruals of approximately $8,491,000 and $9,106,000 at February 28, 1995, and August 31, 1994, respectively, relating to the Restructuring Plan. The Company expects that the Restructuring Plan will be fully implemented by the end of fiscal 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations of the Company

         The Company has realized significant growth in sales and profitability over recent years primarily as a result of acquisitions. The Company acquired the outstanding capital stock of Barton Incorporated ("Barton") on June 29, 1993 (the "Barton Acquisition"), the assets of Vintners International Company, Inc. ("Vintners") on October 15, 1993 (the "Vintners Acquisition") and the Almaden, Inglenook and other brands, a grape juice concentrate product line and related assets from Heublein, Inc. (the "Almaden/Inglenook Product Lines") on August 5, 1994 (the "Almaden/Inglenook Acquisition"). Management expects the Almaden/Inglenook Acquisition to have a substantial impact on future results of the Company's operations. The Company's results of operations for the six months ended February 28, 1994 include the results of operations of Vintners from October 15, 1993, the date of the Vintners Acquisition, until the end of the period. The Company's results of operations for the quarter and six months ended February 28, 1995 include the results of operations of the Almaden/Inglenook Product Lines for the complete periods.

         On March 22, 1995, the Company announced that its spirits and beer division, Barton Incorporated, and United Distillers Glenmore, Inc. ("UDG") had entered into a letter of intent under which the Company, through its spirits and beer division, will purchase from UDG certain assets including rights to the Fleischmann, Skol, Mr. Boston, Canadian Ltd., Old Thompson, Kentucky Tavern, Chi Chi's and di Amore spirits brands, and the U.S. rights to the Inver House, Glenmore, Schenley and El Toro spirits brands, two production facilities and related inventories and assets. In addition, the parties will enter into various multi-year agreements under which UDG will supply the Company with bulk spirits and the Company will provide various services to UDG, including the continued packaging of various UDG brands (the "Proposed Acquisition"). The Proposed Acquisition is subject to, among other matters, negotiation of definitive agreements, receipt of regulatory approvals and approval of the parties' respective boards of directors. In addition, consummation of the Proposed Acquisition will require financing and the obtaining of appropriate consents from the banking syndicate under its Credit Facility (as defined below under "Financial Liquidity and Capital Resources"). The Company believes that consummation of the Proposed Acquisition will be significant to the Company and will have a material impact on the Company's future results of operations. The Company further believes that consummation of the Proposed Acquisition will significantly strengthen the Company's position in the United States spirits industry by approximately doubling the Company's existing spirits market share and by adding to the Company's portfolio product lines in the cordial and liqueur categories in which the Company does not currently have significant participation.

         The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                     Three Months Ended                    Six Months Ended
                                                          February 28,                        February 28,
                                                     1995              1994             1995              1994
                                                     ----              ----             ----              ----
Net Sales............................................100.0%            100.0%           100.0%            100.0%
Cost of product sold.................................  72.7              70.2             72.1              70.7
                                                     ------            ------           ------            ------
  Gross profit.......................................  27.3              29.8             27.9              29.3
Selling, general and administrative expenses.........  16.5              20.0             17.5              20.3
Nonrecurring restructuring expenses..................    .2               --                .2                --
                                                     --------          ----------      --------           --------
  Operating income...................................  10.6                9.8             10.2               9.0
Interest expense, net................................    2.9               3.2              2.9               2.8
                                                     -------           -------          -------           -------
  Income before provision for income taxes...........    7.7               6.6              7.3               6.2
Provision for federal and state income taxes.........    3.0               2.5              2.8               2.3
                                                     -------           -------          -------           -------
  Net Income.........................................    4.7%              4.1%             4.5%              3.9%
                                                     =======           =======          =======           =======

Second Quarter Ended February 28, 1995 ("Second  Quarter 1995")
 Compared to Second Quarter Ended February 28, 1994 ("Second Quarter 1994")

         Net Sales

         Net sales for the Company's Second Quarter 1995 increased to $210.9 million from $140.0 million for Second Quarter 1994, an increase of $70.9 million, or approximately 51%. This increase resulted primarily from the inclusion of $62.6 million of net sales of products acquired in the Almaden/Inglenook Acquisition. Net sales also benefited from increased net sales of the Company's imported beers (primarily Mexican brands), non-branded products and varietal table wine brands. Excluding the impact of the net sales resulting from the Almaden/Inglenook Acquisition during Second Quarter 1995, the Company's net sales increased $8.3 million, or approximately 6%, as compared to Second Quarter 1994.

         For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the Almaden/Inglenook Acquisition have been included in the entire period for Second Quarter 1995 and included for the same period during Second Quarter 1994, which was prior to the Almaden/Inglenook Acquisition.

         Net sales and unit volume of the Company's branded beverage alcohol products for Second Quarter 1995 increased 4.0% and 2.4%, respectively, as compared to Second Quarter 1994. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and, to a lesser extent, varietal table wine brands and spirits brands.

         Net sales and unit volume of the Company's branded wine products for Second Quarter 1995 decreased 2.7% and 6.3%, respectively, as compared to Second Quarter 1994. Net sales decreased primarily due to lower sales of most of the Company's dessert wine brands and non-varietal table wine brands, partially offset by an increase in sales of varietal table wine brands. Unit volume declined primarily due to lower shipments of the Company's non-varietal table wine brands and dessert wine brands.

         Net sales and unit volume of the Company's varietal table wine brands for Second Quarter 1995 increased 9.2% and 6.2%, respectively, as compared to Second Quarter 1994, reflecting increases in many of the Company's varietal table wine brands. Net sales and unit volume of the Company's non-varietal table wine brands for the same periods were down 4.3% and 6.7%, respectively. Net sales and unit volume of sparkling wine brands decreased 5.3% and 10.4%, respectively, in Second Quarter 1995 as compared to Second Quarter 1994. Net sales and unit volume of the Company's dessert wine brands were down 13.0% and 15.9%, respectively, in Second Quarter 1995 as compared to Second Quarter 1994. Except for an increase in net sales during the Company's first quarter of fiscal 1995, the Company's net sales and unit volume of dessert wine brands have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States.

         Net sales and unit volume of the Company's beer brands for Second Quarter 1995 increased by 26.3% and 25.5%, respectively, as compared to Second Quarter 1994. These increases resulted primarily from increased sales of the Company's Corona brand and its other Mexican beer brands.

         Net sales and unit volume of the Company's spirits case goods for Second Quarter 1995 were up 5.0% and 4.2%, respectively, as compared to Second Quarter 1994. This increase in net sales and unit volume was primarily due to higher sales of the Company's vodka and tequila brands, partially offset by lower sales of aged whiskeys (i.e., bourbon, Scotch, Canadian and blended whiskeys).

         Gross Profit

         Gross profit increased to $57.6 million in Second Quarter 1995 from $41.7 million in Second Quarter 1994, an increase of $15.9 million, or approximately 38%. This increase in gross profit resulted from the inclusion of the operations of the Almaden/Inglenook Product Lines with those of the Company. Gross profit as a percentage of net sales decreased to 27.3% for Second Quarter 1995 from 29.8% for Second Quarter 1994. The Company's gross profit as a percentage of net sales decreased primarily as a result of reduced gross profit percentages on the Company's table wine brands due to lower selling prices and higher cost of goods sold associated with some of these brands.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $34.9 million in Second Quarter 1995 from $28.0 million in Second Quarter 1994, an increase of $6.9 million, or 24%. This increase resulted from the additional selling, general and administrative expenses associated with the sales and marketing of the products acquired in the Almaden/Inglenook Acquisition, increased advertising and promotion expenditures for Vintners products, and increased selling, general and administrative expenses within the Company's imported beer and spirits division. As a percentage of net sales, selling, general and administrative expenses declined to 16.5% in Second Quarter 1995 as compared to 20.0% in Second Quarter 1994.

         Nonrecurring Restructuring Expenses

         The Company previously announced a plan to restructure the operations of its California wineries (the "Restructuring Plan"). The Restructuring Plan will enable the Company to realize significant cost savings from the consolidation of existing facilities and the facilities acquired in the Almaden/Inglenook Acquisition. Under the Restructuring Plan, all bottling operations at the Central Cellars Winery in Lodi, California, and the branded wine bottling operations at the Monterey Cellars Winery in Gonzales, California, will be moved to the Mission Bell Winery located in Madera, California, which was acquired by the Company in the Almaden/Inglenook Acquisition. The Monterey Cellars Winery will continue to be used as a crushing, winemaking and contract bottling facility. The Central Cellars Winery and the Company's winery in Soledad, California will be closed and offered for sale to reduce surplus capacity. The Company anticipates that implementation of the Restructuring Plan will result in approximately 260 jobs being eliminated. As a result of the Restructuring Plan, in addition to a restructuring charge taken in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995, the Company incurred additional expenses related to the restructuring in Second Quarter 1995 of $340,000, which reduced after-tax income for Second Quarter 1995 by $210,000, or $0.01 per share on a fully diluted basis. During Second Quarter 1995, 21 employees were released and, as of February 28, 1995, no facilities had been closed. The Company expects to have the Restructuring Plan fully implemented by the end of fiscal 1995. The Company anticipates that the Restructuring Plan will result in net cost savings of approximately $1.7 million in fiscal 1995 and approximately $13.3 million of annual net cost savings beginning in fiscal 1996. (See "Financial Liquidity and Capital Resources.")

         Interest Expense, Net

         Net interest expense increased $1.7 million to $6.2 million in Second Quarter 1995, as compared to Second Quarter 1994. This increase resulted primarily from borrowings related to the Almaden/Inglenook Acquisition.

         Net Income

         Net income increased to $10.0 million in Second Quarter 1995 from $5.7 million in Second Quarter 1994, an increase of $4.3 million, or 74%. Fully diluted earnings per share increased to $0.50 in Second Quarter 1995 from $0.35 in Second Quarter 1994, a 43% improvement. The increase in net income is due primarily to the contributions of the Almaden and Inglenook brands and other products acquired in the Almaden/Inglenook Acquisition, and to a lesser extent, increased sales of imported beer brands. These contributions to net income more than offset the $1.7 million of additional pretax net interest expense in Second Quarter 1995 arising from borrowings related to the Almaden/Inglenook Acquisition.

Six Months Ended February 28, 1995 ("First Half of Fiscal 1995") Compared to Six Months Ended February 28, 1994 ("First Half of Fiscal 1994")

         Net Sales

         Net sales for First Half of Fiscal 1995 increased to $454.5 million from $294.5 million for First Half of Fiscal 1994, an increase of $160.0 million, or approximately 54%. This increase resulted from the inclusion of: (i) $127.8 million of net sales of products acquired in the Almaden/Inglenook Acquisition; (ii) an overall increase in net sales of Company products which existed during both First Half of Fiscal 1995 and First Half of Fiscal 1994; and
(iii) an additional six weeks of net sales of Vintners' products during first quarter of fiscal 1995 amounting to $16.4 million. The Vintners Acquisition was consummated six weeks after the commencement of the first quarter of fiscal 1994. Excluding the impact of the additional six weeks of net sales of Vintners' products during the first quarter of fiscal 1995 and all of the net sales resulting from the Almaden/Inglenook Acquisition during First Half of Fiscal 1995, the Company's net sales increased $15.8 million, or 5.4%, as compared to First Half of Fiscal 1994. This was principally due to increased net sales of imported beer brands and varietal table wines.

         For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the Vintners and Almaden/Inglenook Acquisitions have been included in the entire period for First Half of Fiscal 1995 and included for the same period during First Half of Fiscal 1994, part of which was prior to the Vintners Acquisition, and all of which was prior to the Almaden/Inglenook Acquisition.

         Net sales and unit volume of the Company's branded beverage alcohol products for First Half of Fiscal 1995 increased 4.8% and 4.3%, respectively, as compared to First Half of Fiscal 1994. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

         Net sales and unit volume of the Company's branded wine products for First Half of Fiscal 1995 decreased slightly and 3.2%, respectively, as compared to First Half of Fiscal 1994. These decreases resulted primarily from lower sales of the Company's sparkling wine and non-varietal table wine brands.

         Net sales and unit volume of the Company's varietal table wine brands for First Half of Fiscal 1995 increased 16.5% and 13.9%, respectively, as compared to First Half of Fiscal 1994, reflecting increases in most of the Company's varietal table wine brands. Net sales and unit volume of the Company's non-varietal table wine brands for First Half of Fiscal 1995 decreased 3.0% and 4.7%, respectively, as compared to First Half of Fiscal 1994. Net sales and unit volume of the Company's sparkling wine brands for First Half of Fiscal 1995 decreased 11.6% and 13.3%, respectively, as compared to First Half of Fiscal 1994. Net sales and unit volume of the Company's dessert wine brands for First Half of Fiscal 1995 decreased 4.3% and 8.8%, respectively, as compared to First Half of Fiscal 1994.

         Net sales and unit volume of the Company's beer brands for First Half of Fiscal 1995 increased 24.7% and 24.5%, respectively, as compared to First Half of Fiscal 1994. These increases resulted primarily from increased sales of the Company's Corona brand and its other Mexican beer brands.

         Net sales and unit volume of the Company's spirits brands for First Half of Fiscal 1995 were essentially flat as compared to First Half of Fiscal 1994. The Company's sales increases in vodka, tequila, gin, and mezcal were offset by decreased sales of aged whiskeys (i.e., bourbon, Canadian, Scotch, and blended whiskeys).

         Gross Profit

         Gross profit for First Half of Fiscal 1995 increased to $126.8 million from $86.3 million for First Half of Fiscal 1994, an increase of $40.5 million, or approximately 47%. This increase resulted from the inclusion of the Almaden/Inglenook and Vintners product lines with those of the Company, as well as increased sales of imported beer brands. The Company's gross profit as a percentage of net sales decreased to 27.9% for First Half of Fiscal 1995 from 29.3% for First Half of Fiscal 1994. The Company's gross profit percentage decreased as a result of: (i) the inclusion of operations acquired in the Almaden/Inglenook Acquisition, which had a lower gross profit percentage than those of the Company's operations prior to that acquisition; (ii) reduced gross profit percentages on the Company's table wine brands due to lower selling prices and higher cost of goods sold associated with some of these brands; and
(iii) the impact of the increase in sales of imported beer brands, which generally have a lower gross profit percentage than the Company's other branded products.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for First Half of Fiscal 1995 increased to $79.9 million from $59.7 million for First Half of Fiscal 1994, an increase of $20.2 million, or approximately 34%. This increase resulted primarily from the additional expenses associated with the sales and marketing of the products acquired in the Almaden/Inglenook and Vintners Acquisitions. As a percentage of net sales, selling, general and administrative expenses declined to 17.6% in First Half of Fiscal 1995 as compared to 20.3% in First Half of Fiscal 1994.

         Nonrecurring Restructuring Expenses

         As a result of the Restructuring Plan, in addition to a restructuring charge taken in the fourth quarter of fiscal 1994, the Company incurred additional expenses related to the restructuring in both the first quarter of fiscal 1995 and Second Quarter 1995, which amounted to $685,000, and which reduced after-tax income for First Half of Fiscal 1995 by $420,000, or $0.02 per share on a fully diluted basis. Through February 28, 1995, a total of 21 employees had been released and no facilities had been closed. (See "Nonrecurring Restructuring Expenses" under Second Quarter 1995 Compared to Second Quarter 1994 and "Financial Liquidity and Capital Resources.")

         Interest Expense, Net

         Net interest expense increased $4.9 million to $13.1 million in First Half of Fiscal 1995, as compared to First Half of Fiscal 1994. The increase is primarily due to borrowings related to the Vintners and Almaden/Inglenook Acquisitions.

         Net Income

         Net income for First Half of Fiscal 1995 increased to $20.3 million from $11.4 million for First Half of Fiscal 1994, an increase of $8.9 million, or approximately 78%. Fully diluted earnings per share increased to $1.11 in First Half of Fiscal 1995 from $0.72 in First Half of Fiscal 1994, a 53% improvement. The increase in net income is due to the contributions of the Almaden and Inglenook brands and other products acquired in the Almaden/Inglenook Acquisition and to increased sales of imported beer brands. These factors more than offset the $4.9 million of additional pretax net interest expense in First Half of Fiscal 1995 arising from borrowings related to the Vintners and Almaden/Inglenook Acquisitions.

Financial Liquidity and Capital Resources

General

         The Company's principal use of cash in its operating activities is for purchasing and carrying inventories of raw materials and finished goods. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual fall grape harvests when the Company has relied on short-term borrowings. The annual grape crush normally begins in August and continues through November. The Company generally begins purchasing grapes in August with payments for such grapes beginning to come due in September. The Company's short-term borrowings to support such purchases generally reach their highest levels in November or December. Historically, the Company has used cash flow from operations to repay its short-term borrowings.

Cash Flows

         Cash Flows from Operating Activities

         Net cash provided by operating activities in Second Quarter 1995 was $26.5 million, an increase of $2.2 million over Second Quarter 1994. This increase was principally the result of higher net income and larger reductions in inventory and accounts receivable in Second Quarter 1995, offset by the $28.3 million payment made to the former Barton stockholders in December, 1994 (the "Barton Payment"), which payment is part of the "Earn-Out" (as defined below), and by higher tax and interest expenditures. Net cash used in operating activities for First Half of Fiscal 1995, which was $36.2 million, resulted principally from the Barton Payment and higher inventory purchases, partially offset by higher net income adjusted for non-cash items. Higher inventory purchases reflect the additional seasonal grape requirements brought about by the Almaden/Inglenook Acquisition.

         Cash Flows from Investing Activities

         Capital expenditures for the Company increased in Second Quarter 1995 to $5.6 million as compared to $1.3 million in Second Quarter 1994, and to $11.3 million in First Half of Fiscal 1995, as compared to $2.8 million in First Half of Fiscal 1994. The increases are principally due to capital expenditures related to newly acquired facilities, coupled with capital expenditures associated with the Restructuring Plan.

         Cash Flows from Financing Activities

         Notes Payable were reduced by $20.0 million during Second Quarter 1995 through the application of cash provided by operating activities. Notes Payable were $7.0 million on February 28, 1995. Principal payments of long-term debt increased to $7.1 million in Second Quarter 1995 from $2.0 million in Second Quarter 1994 due to the higher quarterly loan repayments required under the Credit Facility (as defined below). Notes Payable were reduced by $12.0 million in First Half of Fiscal 1995 through the application of $22.1 million from the Offerings (as defined below) and $47.0 million from the proceeds of additional long-term borrowings offset by net borrowings of $57.1 million during this period for seasonal working capital needs and capital expenditures.

         Debt, other than Notes Payable, decreased $42.5 million in First Half of Fiscal 1995 due to scheduled debt repayments of $7.5 million and the use of $82.0 million of proceeds from the Offerings to prepay debt, offset by additional Term Loan borrowings of $47.0 million under the Credit Facility.

         As of February 28, 1995, under its Credit Facility, the Company had outstanding Term Loans of $135.0 million, $7.0 million of Revolving Loans, $2.2 million of Revolving Letters of Credit and $25.0 million under the Barton Letter of Credit (as defined below). As of February 28, 1995, under the Credit Facility, $175.8 million of Revolving Loans were available to be drawn by the Company.

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

The Company's Credit Facility

         The Company and a syndicate of 21 banks for which The Chase Manhattan Bank, N.A. acts as agent, entered into a Second Amendment and Restatement (as amended) dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated June 29, 1993 (the "Credit Facility"). As of March 29, 1995, the Company's Credit Facility provides for: (i) a $128.0 million Term Loan facility due in December 1999; (ii) a $185 million Revolving Loan credit facility, which expires in June 2000; and (iii) an existing $25.0 million letter of credit related to the Barton Acquisition (the "Barton Letter of Credit"). Quarterly principal payments of $7.0 million are required under the Credit Facility, with a final quarterly principal payment of $2.0 million due in December 1999. As of March 29, 1995, the Company had $128 million of Term Loans and $27.0 million of Revolving Loans outstanding under the Credit Facility. The Term Loans borrowed under the Credit Facility may be either base rate loans or eurodollar base rate loans. Base rate loans have an interest rate equal to the higher of either the Federal Funds rate plus 0.5% or the prime rate. Eurodollar rate loans currently have an interest rate equal to LIBOR plus 1.0%. As of March 29, 1995, the interest rates for base rate and eurodollar rate loans were 9.0% and 7.4%, respectively.

Payments to Former Barton Stockholders

         Pursuant to the Barton Acquisition, the Company is obligated to make payments of up to an aggregate amount of $57.3 million to the former Barton stockholders (the "Barton Stockholders"), which payments are payable over a three-year period ending November 29, 1996 (the "Earn-Out"). The first payment to the Barton Stockholders of $4.0 million was made on December 31, 1993, and the second payment of $28.3 million was made on December 30, 1994, as a result of satisfaction of certain performance goals and the achievement of targets for earnings before interest and taxes. An accrual for the December 30, 1994 payment was recorded in the financial statements as of August 31, 1994. The Company funded this payment through Revolving Loans under its Credit Facility. The remaining payments are contingent upon Barton achieving and exceeding certain targets for earnings before interest and taxes and are to be made as follows: up to $10.0 million is to be made on November 30, 1995; and up to $15.0 million is to be made on November 29, 1996. Such payment obligations are fully secured by the Company's standby irrevocable letter of credit under the Credit Facility (i.e., the Barton Letter of Credit) and are subject to acceleration in certain events. All Earn-Out payments will be accounted for as additional purchase price for the Barton Acquisition when the contingencies have been satisfied and will be allocated based upon the fair market value of the underlying assets. As a result, as the Earn-Out payments are made, depreciation and amortization expense will increase in the future over the remaining useful lives of these assets.

Restructuring Plan

         As a result of the Restructuring Plan, the Company incurred an after-tax restructuring charge in the fourth quarter of fiscal 1994 of $14.9 million, or $0.91 per share on a fully diluted basis. Approximately 60% of the restructuring charge relates to the revaluation of affected assets, which will not involve cash expenditures. Implementation of the Restructuring Plan will require net cash expenditures of approximately $27.1 million, including $20.0 million for capital expenditures. The capital expenditures will be funded through the Credit Facility. Upon relocation of the bottling facilities and other equipment from the Central Cellars and Soledad wineries, these wineries will be closed and offered for sale. Net proceeds in excess of $10.0 million received from the dispositions of discontinued operations and other assets must be used to pay down Term Loans if the proceeds are not reinvested within one year in similar assets. The Company anticipates that the Restructuring Plan will result in net cost savings of approximately $1.7 million in fiscal 1995 and approximately $13.3 million of annual net cost savings beginning in fiscal 1996.

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

         In February 1995, the Company entered into an agreement cancelling certain of its long-term grape contracts acquired in connection with the Almaden/Inglenook Acquisition. As a result, the estimated loss reserve at the date of the Almaden/Inglenook Acquisition was reduced by approximately $13 million with a corresponding reduction in goodwill.

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

         As noted above under "Results of Operations of the Company", consummation of the Proposed Acquisition will require financing and the obtaining of appropriate consents from the banking syndicate under its Credit Facility.

                          PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on January 19, 1995 (the "Annual Meeting"), the holders of the Company's Class A Common Stock (the "Class A Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company's Class B Convertible Common Stock (the "Class B Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class B Stock. In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, approved and ratified the selection of Arthur Andersen LLP, Certified Public Accountants, as the Company's independent auditors for the fiscal year ending August 31, 1995.

         Set forth below is the number of votes cast for or against or withheld, as well as the number of abstentions, as applicable, as to the foregoing matters.

         I. The results of the balloting for the election of Directors of the Company were as follows:
                  Directors Elected by Class A Stockholders:

                  James Locke, III:
                  For:  12,910,966; Withheld:  7,503

                  George Bresler:
                  For:  12,908,817; Withheld:  9,652

                  Directors Elected by Class B Stockholders:

                  Marvin Sands:

                  For:  32,800,030; Withheld:  28,280

                  Richard Sands:

                  For:  32,799,360; Withheld:  28,950

                  Ellis Goodman:

                  For:  32,797,780; Withheld:  30,530

                  Robert Sands:

                  For:  32,800,030; Withheld:  28,280

                  Bertram Silk:

                  For:  32,800,030; Withheld:  28,280

                  Sir Harry Solomon:
                  For:  32,797,780; Withheld:  30,530

         II. The proposal submitted to the stockholders to approve and ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending August 31, 1995 was adopted by the following vote:

                  For:      45,620,302
                  Against:       9,083
                  Abstain:     117,394

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Index to Exhibits located on Page 22 of this Report.

         (b) There were no Reports on Form 8-K filed with the Securities and Exchange Commission during the quarter ended February 28, 1995.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CANANDAIGUA WINE COMPANY, INC.

Dated:  April 4, 1995                        By:    /s/ Richard Sands
                                                      --------------------
                                                      Richard Sands, President and
                                                      Chief Executive Officer

Dated:  April 4, 1995                        By:     /s/ Lynn K. Fetterman
                                                     --------------------------
                                                     Lynn K. Fetterman, Senior Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial Officer and Principal
                                                     Accounting Officer)

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

2.9      Amendment dated November 30, 1994 to Asset Purchase Agreement between
         Heublein, Inc. and the Registrant (filed as Exhibit 2.9 to the
         Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
         November 30, 1994 and incorporated herein by reference).

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

(10)     Material Contracts.

         Not Applicable.

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