Form 10-Q
period 1995-05-31
CANANDAIGUA WINE CO INC
filed 1995-07-10
CIK 16918


		     FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                      ______________
(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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

The number of shares outstanding of each of the Registrant's classes of common stock as of DATE OF SHAREHOLDING AMOUNTS GOES HERE is set forth below.

                                                   Number of Shares
     Class                                         Outstanding

Class A Common Stock (Par Value $.01 Per Share)    16,178,802

Class B Common Stock (Par Value $.01 Per Share)     3,382,958

                               Part 1 - Financial Information
      Item 1. Financial Statements
                      CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                                          May                August
                                                          31,                31,
                                                         1995              1994
                                                          ----              ----
                                                       (Unaudited)        (Audited)
                                                         (in
                                                         thousands)
                     ASSETS
CURRENT ASSETS:
              Cash and cash investments                  $     8,826   $     1,495

                         Accounts receivable, net              118,211     122,124

                                 Inventories, net              289,226     301,053

        Prepaid expenses and other current assets              25,645      29,377

                             Total current assets               441,908     454,049

               PROPERTY, PLANT AND EQUIPMENT, NET               201,277     194,283

                                     OTHER ASSETS               166,052     178,230

                                     Total Assets        $      809,237  $  826,562
        LIABILITIES AND STOCKHOLDERS' EQUITY
                CURRENT LIABILITIES:
                   Notes Payable                         $       -       $  19,000

             Current maturities of long-term debt              37,768      31,001

                                 Accounts payable              41,277      75,506

           Accrued federal and state excise taxes              13,879      16,657

           Other accrued expenses and liabilities              72,057      96,061

                        Total current liabilities               164,981     238,225

        LONG - TERM DEBT, less current maturities               232,787     289,122

                            DEFERRED INCOME TAXES               43,826      43,774

                                OTHER LIABILITIES               28,140      51,248
                    COMMITMENTS AND CONTINGENCIES
                            STOCKHOLDERS' EQUITY:
           Class A Common Stock, $ .01 par value-
                   Authorized, 60,000,000 shares;
        Issued, 17,365,457 shares at May 31, 1995
         and 13,832,597 shares at August 31, 1994                174          138
       Class B Convertible Common Stock, $.01 par
                                           value-
           Authorized, 20,000,000 shares; Issued,
                              4,008,683 shares at
      May 31, 1995 and 4,015,776 shares at August
                                         31, 1994                 40           40

                       Additional Paid-in Capital              217,578     113,348

                                Retained earnings              129,215     98,258

                                                               347,007     211,784
                             Less-Treasury stock-
        Class A Common Stock, 1,186,655 shares at
        May 31, 1995 and August 31, 1994, at cost               (5,297)     (5,384)
        Class B Convertible Common Stock, 625,725
                                        shares at
        May 31, 1995 and August 31, 1994, at cost               (2,207)     (2,207)

                                                                (7,504)     (7,591)

                       Total stockholders' equity               339,503     204,193

       Total liabilities and stockholders' equity          $    809,237  $  826,562

The accompanying notes to consolidated financial statements are an integral part of these statements.

CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
                                        Nine Months Ended         Three Months Ended
                                  May 31, 1995  May 31, 1994  May 31, 1995  May 31, 1994
                                    (unaudited)   (unaudited)   (unaudited)  (unaudited)
                                       (in thousands, except share and per share data)
          GROSS SALES             $    887,719  $  618,616  $  295,414   $  212,044

             Less - Excise taxes      (210,464)   (169,877)     (72,644)   (57,821)

                       Net sales       677,255     448,739       222,770    154,223


            COST OF PRODUCT SOLD       (487,202)   (319,640)     (159,508)  (111,448)

                    Gross profit       190,053     129,099       63,262      42,775

            SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES      (118,759)   (87,109)      (38,834)   (27,449)

                    NONRECURRING
          RESTRUCTURING EXPENSES       (1,653)       -           (968)        -

         Operating income               69,641      41,990       23,460      15,326
                 INTEREST INCOME           396         238          61          164

                INTEREST EXPENSE       (19,700)    (13,084)      (6,224)    (4,724)
     Income before provision for
                         federal
          and state income taxes        50,337      29,144      17,297       10,766
       PROVISION FOR FEDERAL AND
              STATE INCOME TAXES      (19,380)    (11,094)      (6,660)     (4,111)

                      NET INCOME        30,957      18,050       10,637       6,655

    RETAINED EARNINGS, BEGINNING        98,258      86,525       118,578     97,920

       RETAINED EARNINGS, ENDING    $  129,215  $  104,575    $  129,215  $ 104,575

                  PER SHARE DATA
       Net income per common and
        common equivalent share:
                         Primary         $1.64       $1.16        $.53         $.41
                   Fully Diluted         $1.63       $1.13        $.53         $.41
         Weighted average shares
                    outstanding:
                         Primary      18,872,144   15,590,328   19,974,882   16,361,827
                   Fully diluted      18,989,785   16,329,966   20,012,386   16,361,827

              Dividend per share        None        None         None        None


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows

                                                         Nine Months Ended         Three Months Ended
                                                   May 31, 1995  May 31, 1994  May 31, 1995  May 31, 1994
                                                    (unaudited)   (unaudited)   (unaudited)  (unaudited)
                                                          (in thousands)             (in thousands)


        CASH FLOWS FROM OPERATING ACTIVITIES:

                      Net Income                       $ 30,957 $    18,050    $  10,637     $  6,655
      Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:

        Depreciation of property, plant and equipment    13,317       7,520        3,531        2,787

                    Amortization of intangible assets     4,350       2,823        1,485        1,174

                             Change in deferred taxes        53         861           (4)       1,109


             Accrued interest on converted debentures        -          161           -          -
    Change in assets and liabilities, net of effects
               from purchase of business:
                   Accounts receivable                     3,913     (2,161)        2,327      (6,762)
                                          Inventories     11,826     16,060        30,609      11,322
                                     Prepaid expenses      3,733     (1,885)          654      (1,207)
                                     Accounts payable    (34,229)   (40,287)       (4,161)      1,152
               Accrued federal and state excise taxes     (2,779)      (853)       (9,686)     (5,797)
               Other accrued expenses and liabilities    (33,309)    (2,164)       (5,134)      2,701
                                                Other     (5,975)    (8,803)       (2,158)        318

                                    Total adjustments    (39,100)   (28,728)       17,463       6,797
             Net cash (used in) provided by operating
                                           activities     (8,143)   (10,678)       28,100      13,452
                CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net of
                                      minor disposals    (20,310)    (5,262)       (8,968)     (2,462)

    Acquisition costs for purchase of business-net of
                                        cash acquired         -         3            -           -

          Net   cash used in investing  activities       (20,310)    (5,259)       (8,968)     (2,462)

 CASH FLOWS FROM FINANCING ACTIVITIES:

                        Net proceeds of Notes Payable     50,100     17,681        (7,000)    (13,000)

     Repayment of Notes Payable from proceeds of Term
                                                 Loan    (47,000)      -             -           -

    Repayment of Notes Payable from equity offering
                       proceeds                          (22,100)      -             -           -

  Principal payments of  long-term debt                  (14,568)   (4,474)        (7,094)     (2,034)


                Proceeds of Term Loan, long-term debt     47,000       -              -           -

      Repayment of Term Loan from equity offering
               proceeds, long-term debt                  (82,000)      -              -           -


          Proceeds from equity offering, net             103,313       -              -           -


       Proceeds of employee stock purchase plan               633     545             633         -


          Exercise of employee stock options                  406      10              65         -


   Fractional shares paid for debenture conversions            -       (3)             -          -
        Net cash provided by (used in) financing
                       activities                          35,784    13,759        (13,396)   (15,034)
             NET INCREASE (DECREASE) IN CASH AND CASH
                                          INVESTMENTS       7,331    (2,178)         5,736     (4,044)

       CASH AND CASH EQUIVALENTS, beginning of period       1,495     3,718          3,090      5,584

             CASH AND CASH EQUIVALENTS, end of period    $  8,826  $  1,540       $  8,826   $  1,540
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW
                                         INFORMATION:
                     Cash paid during the period for:

                                             Interest   $  16,055  $  8,729       $  1,987   $   2,007

                                         Income taxes   $  11,293  $ 11,324       $  1,839   $   3,316
    SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                               FINANCING  ACTIVITIES:

                        Fair value of assets acquired   $    -   $  237,783        $    -    $      -


                  Liabilities assumed                        -      (90,951)            -           -

                  Consideration paid                    $    -   $  146,832        $    -     $     -


                Less - amounts borrowed                      -     (142,622)            -           -


    Less - issuance of Class A Common Stock options          -       (4,210)            -           -

             Net cash paid for acquisition              $    -    $     0           $   -       $   -
  Issuance of Class A Common Stock for conversion of
                      debentures                        $    -    $ 58,960          $   -       $   -

   Write off unamortized deferred financing costs on
                      debentures                             -      (1,569)             -            -

    Write off unpaid accrued interest on debentures
                through conversion date                      -       1,371              -            -

      Total addition to Stockholders' Equity from
                      Conversion                       $     -    $ 58,762           $  -         $  -

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements
                                        May 31, 1995

1) MANAGEMENT REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Canandaigua Wine Company, Inc. and its consolidated subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 1994.

2)  INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 94%, 95% and 93% at May 31, 1995, August 31, 1994, and May 31, 1994, respectively. Replacement cost of the inventories determined on a FIFO basis approximated $273,707,000, $289,209,000 and $215,199,000 at May 31, 1995, August 31, 1994, and May 31,
1994, respectively. At May 31, 1995, August 31, 1994, and May 31, 1994, the net realizable value of the Company's inventories was in excess of $289,226,000, $301,053,000 and $215,516,000, respectively.

     Elements of cost include materials, labor and overhead and consist of the following:

                                           May 31,      August 31,      May 31,
                                            1995          1994           1994
                                                     (in thousands)
  Raw materials and supplies             $  41,752     $  36,477      $  29,062
    Wines and distilled spirits
                    in process             186,416       199,183        137,091

           Finished case goods              61,058        65,393         49,363


                                          $289,226     $ 301,053       $ 215,516


3)   PROPERTY, PLANT AND EQUIPMENT:
        The major components of the property, plant and equipment for the Company are as follows:

                                         May           August
                                         31,           31,
                                        1995          1994
                                           (in thousands)
              Land                   $  13,814    $  13,814
      Buildings and improvements        62,836       62,440
         Machinery and equipment       172,901      168,222
                 Motor  vehicles         5,150        2,552
        Construction in progress        20,744        8,989
                                       275,445      256,017
 Less - Accumulated depreciation       (74,168)     (61,734)
                                    $  201,277    $ 194,283

 4)   OTHER ASSETS:
                       The major components of other assets for the Company are as follows:
                                         May           August
                                         31,           31,
                                        1995          1994
                                           (in thousands)

           Goodwill                    $ 79,511    $  88,459
     Distribution rights, agency
       license
       agreements and trademarks         72,970       72,970
                           Other         23,419       22,296
                                         175,900     183,725
 Less - Accumulated amortization         (9,848)     (5,495)
                                        $166,052   $ 178,230

     5)  OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities for the Company are as follows:
                                        May           August
                                         31,           31,
                                        1995          1994
                                           (in thousands)

    Accrued Earn-out Amounts            $   -       $ 28,300
      Accrued loss on noncancelable
                    grape contracts       11,854      14,410
                              Other       60,203      53,351
                                        $ 72,057    $ 96,061

    6) OTHER LIABILITIES:
                   The major components of other liabilities for the Company are as follows:
                                        May           August
                                         31,           31,
                                        1995          1994
                                           (in thousands)

 Accrued loss on noncancelable
         grape contracts                 $ 24,980    $ 48,254
                             Other          3,160       2,994
                                         $ 28,140    $ 51,248

7)  ACQUISITIONS:
      The following table sets forth unaudited pro forma consolidated statements of income of the Company for the nine month periods ended May 31, 1995 and 1994. The nine month pro forma consolidated statements of income for the period ended May 31, 1994, gives effect to the Almaden/Inglenook Acquisition and the Vintners Acquisition as if they occurred on September 1, 1993. The unaudited pro forma consolidated statements of income are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The pro forma consolidated statements of income are based upon currently available information and upon certain assumptions that the Company believes reasonable under the circumstances. The pro forma consolidated statements of income do not purport to represent what the Company's results of operations would actually have been if the aforementioned transactions in fact had occurred on such date or at the beginning of the period indicated and do not purport to project the Company's financial position or results of operations at any future date or for any future period.


                                        May           May
                                         31,           31,
                                        1995          1994
                               (in thousands, except share and per share data)


           Net sales                    $ 677,255       $ 652,812
         Income from continuing
                     operations            71,294          54,421
                    Net  income         $  30,957       $  20,753

                Per share data:
   Net income per common share:
                        Primary             $1.64           $1.33
                  Fully diluted             $1.63           $1.30
        Weighted average shares
                   outstanding:

                        Primary            18,872,144      15,590,328

                  Fully diluted            18,989,785      16,329,966


     In February 1995, the Company renegotiated the pricing on certain of its long-term grape contracts acquired in connection with the Almaden/Inglenook Acquisition. As a result, the estimated loss reserve at the date of acquisition was reduced by approximately $13 million with a corresponding reduction in goodwill.

8) BORROWINGS:
       Borrowings consist of the following at May 31, 1995:



                                                 Current     Long-Term  Total
             Notes Payable:
          Senior Credit Facility:                   -         -         -
            Revolving Credit Loans
               Long-term Debt:
          Senior Credit Facility:
     Term loan, variable rate, original
   proceeds $177,000 due in installments
            through fiscal 2000                   28,000     100,000    128,000
               Senior Subordinated Notes:
      8.75% redeemable after December 15,
                           1998, due 2003          -         130,000    130,000
            Capitalized Lease Agreements:
       Capitalized facility and equipment
    leases at interest rates ranging from
             8.9%  to 18%, due in monthly
         installments through fiscal 1997         698        1,346      2,044
         Industrial Development Agencies:
      7.50% 1980 issue, original proceeds
     $2,370 due in annual installments of
                 $118 through fiscal 1999         118        474         592
                    Other Long-term Debt:
       Loans payable - 5% secured by cash
        surrender value of officers' life
                       insurance policies          -         967         967
     Notes payable at 1% below prime rate
     ($3,000) to prime rate ($5,632), due
                                in yearly
                             installments
                     through fiscal 1995         8,632       -         8,632
    Promissory note at prime rate, due in
       equal yearly
         installments through fiscal 1996         320         -          320

                                            $  37,768  $  232,787  $ 270,555

9)  STOCKHOLDERS' EQUITY:

Stock offering-

      During November 1994, the Company completed a public offering and sold 3,000,000 shares of its Class A Common Stock resulting in net proceeds to the Company of approximately $95,428,000 after underwriters' discounts and commissions and estimated expenses. In connection with the offering, options to purchase 432,067 shares of Class A Common Stock, issued in connection with the Vintners Acquisition, were exercised and the Company received proceeds of $7,885,000. Under the terms of the amended Credit Agreement, approximately $82,000,000 was used to repay a portion of the Term Loan under the Company's Credit Agreement. The balance of net proceeds was used to repay Revolving Credit Loans under the Credit Facility.


10) THE RESTRUCTURING PLAN:

      The Company provided for costs to restructure the operations of its California wineries (the Restructuring Plan) in the fourth quarter of fiscal 1994. Under the Restructuring Plan, all bottling operations at the Central Cellars Winery in Lodi, California, and the branded wine bottling operations at the Monterey Cellars Winery in Gonzales, California, will be moved to the Mission Bell Winery located in Madera, California, which was acquired by the Company in the Almaden/Inglenook Acquisition. The Company anticipates that implementation of the Restructuring Plan will result in approximately 260 jobs being eliminated. As of May 31, 1995, employment has been reduced by 153 persons and no facilities have been closed. The Company has a remaining accrual of approximately $6,632,000 and $9,106,000 at May 31, 1995 and August 31, 1994,
respectively, relating to the Restructuring Plan. The Company expects to have the Restructuring Plan fully implemented by the end of fiscal 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of  Operations

Results of Operations of the Company

         The Company has realized significant growth in sales and profitability over recent years primarily as a result of acquisitions. The Company acquired the outstanding capital stock of Barton Incorporated ("Barton") on June 29, 1993 (the "Barton Acquisition"), the assets of Vintners International Company, Inc. ("Vintners") on October 15, 1993 (the "Vintners Acquisition"), and the Almaden, Inglenook and other brands, a grape juice concentrate product line and related assets from Heublein, Inc. (the "Almaden/Inglenook Product Lines") on August 5, 1994 (the "Almaden/Inglenook Acquisition"). The Company's results of operations for the nine months ended May 31, 1994 include the results of operations of Vintners from October 15, 1993, the date of the Vintners Acquisition, until the end of the period. The Company's results of operations for the quarter and nine months ended May 31, 1995 include the results of operations of the Almaden/Inglenook Product Lines for the complete periods.

         On March 22, 1995, the Company announced that its spirits division, Barton Incorporated, and United Distillers Glenmore, Inc. ("UDG") had entered into a letter of intent under which the Company, through its spirits division, will purchase from UDG certain assets including rights to the Fleischmann, Skol, Mr. Boston, Canadian Ltd., Old Thompson, Kentucky Tavern, Chi-Chi's and di Amore spirits brands; the U.S. rights to the Inver House, Glenmore, Schenley and El Toro spirits brands; and two production facilities and related inventories and assets. In addition, the parties will enter into various multi-year agreements under which UDG will supply the Company with bulk spirits and the Company will provide various services to UDG, including the packaging of various UDG brands at the Owensboro, Kentucky facility, one of the facilities to be acquired from UDG, and at the Company's Carson, California facility, at which facility the Company currently packages various UDG brands (the "Proposed Acquisition"). The Proposed Acquisition is subject to, among other matters, negotiation of definitive agreements, receipt of regulatory approvals and approval of the parties' respective boards of directors. In addition, consummation of the Proposed Acquisition will require financing and the obtaining of appropriate consents from the banking syndicate under its Credit Facility (as defined below under "Financial Liquidity and Capital Resources"). The Company is in the process of finalizing the terms of an amendment to its Credit Facility to finance the Proposed Acquisition primarily through an increase to its Term Loan Credit Facility. The Company does not anticipate any difficulties in obtaining such financing. The Company believes that consummation of the Proposed Acquisition will be significant to the Company and will have a material impact on the Company's future results of operations. The Company further believes that consummation of the Proposed Acquisition will significantly strengthen the Company's position in the United States spirits industry by approximately doubling the Company's existing spirits market share and by adding to the Company's portfolio of product lines in the cordial and liqueur categories in which the Company does not currently have significant participation. The Company is completing the negotiation of definitive agreements and expects to close the Proposed Acquisition in late fiscal 1995 or early fiscal 1996.

         The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                     Three Months Ended                   Nine Months Ended
                                                          May 31,                             May 31,
                                                     1995              1994             1995              1994
                                                     ----              ----             ----              ----

Net Sales............................................100.0%            100.0%           100.0%            100.0%
Cost of product sold.................................  71.6              72.3             71.9              71.2
                                                     ------            ------           ------            ------
  Gross profit.......................................  28.4              27.7             28.1              28.8
Selling, general and administrative expenses.........  17.4              17.8             17.6              19.4
Nonrecurring restructuring expenses..................    .4               --                .2               --
                                                     --------         ----------         --------         -------
  Operating income...................................   10.6               9.9            10.3                9.4
Interest expense, net................................    2.8               2.9              2.9               2.9
                                                     -------           -------          -------           -------
  Income before provision for income taxes...........    7.8               7.0              7.4               6.5
Provision for federal and state income taxes.........    3.0               2.7              2.8               2.5
                                                     -------           -------          -------           -------
  Net Income.........................................    4.8%              4.3%             4.6%              4.0%
                                                     =======           =======          =======           =======


Three Months Ended May 31, 1995 ("Third Quarter 1995") Compared to Three Months Ended May 31, 1994 ("Third Quarter 1994")

         Net Sales

         Net sales for the Company's Third Quarter 1995 increased to $222.8 million from $154.2 million for Third Quarter 1994, an increase of $68.6 million, or approximately 44%. This increase resulted primarily from the inclusion of $57.8 million of net sales of products acquired in the Almaden/Inglenook Acquisition. Net sales also benefited from increased net sales of the Company's imported beers (primarily Mexican brands), varietal table wine brands and non-branded products. Excluding the impact of the net sales resulting from the Almaden/Inglenook Acquisition during Third Quarter 1995, the Company's net sales increased $10.7 million, or approximately 6.9%, as compared to Third Quarter 1994, primarily due to increased sales of imported beer brands and varietal table wine brands.

         For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the Almaden/Inglenook Acquisition have been included in the entire period for Third Quarter 1995 and included for the same period during Third Quarter 1994, which was prior to the Almaden/Inglenook Acquisition.

         Net sales and unit volume of the Company's branded beverage alcohol products for Third Quarter 1995 increased 8.6% and 9.0%, respectively, as compared to Third Quarter 1994. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

         Net sales and unit volume of the Company's branded wine products for Third Quarter 1995 increased 2.3% and decreased 0.5%, respectively, as compared to Third Quarter 1994. Branded wine products net sales increased primarily due to higher sales of varietal table wine brands, which have higher selling prices than the average for the Company's branded wine products. The volume decline resulted primarily from a decrease in non-varietal and dessert wines, offsetting the varietal table wine improvement.

         Net sales and unit volume of the Company's varietal table wine brands for Third Quarter 1995 increased 34.6% and 37.6%, respectively, as compared to Third Quarter 1994, reflecting increases in many of the Company's varietal table wine brands due to, among other things, line extensions and new product introductions. Net sales and unit volume of the Company's non-varietal table wine brands for the same periods were down 5.7% and 7.4%, respectively. Net sales and unit volume of sparkling wine brands decreased 5.8% and 7.6%, respectively, in Third Quarter 1995 as compared to Third Quarter 1994. Net sales and unit volume of the Company's dessert wine brands were down 12.2% and 12.4%, respectively, in Third Quarter 1995 as compared to Third Quarter 1994.

         Net sales and unit volume of the Company's beer brands for Third Quarter 1995 increased by 30.4% and 29.3%, respectively, as compared to Third Quarter 1994. These increases resulted primarily from increased sales of the Company's Corona brand and its other Mexican beer brands.

         Net sales and unit volume of the Company's spirits case goods for Third Quarter 1995 decreased 9.2% and 0.7% respectively, as compared to Third Quarter 1994. This decrease in net sales and unit volume was primarily due to lower sales of the Company's aged whiskeys (i.e., bourbon, Scotch, blended and Canadian whiskeys) and gin brands, partially offset by higher sales of tequila and mezcal.

         Gross Profit

         Gross profit increased to $63.3 million in Third Quarter 1995 from $42.8 million in Third Quarter 1994, an increase of $20.5 million, or approximately 48%. This increase in gross profit resulted from the inclusion of the operations of the Almaden/Inglenook Product Lines with those of the Company, as well as strong growth in imported beer brands. Gross profit as a percentage of net sales increased to 28.4% for Third Quarter 1995 from 27.7% for Third Quarter 1994.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $38.8 million in Third Quarter 1995 from $27.4 million in Third Quarter 1994, an increase of $11.4 million, or 42%. This increase resulted from the additional selling, general and administrative expenses associated with the sales and marketing of the products acquired in the Almaden/Inglenook Acquisition and increased advertising and promotion expenditures for Vintners' products. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% in Third Quarter 1995 as compared to 17.8% in Third Quarter 1994.

         Nonrecurring Restructuring Expenses

         The Company previously announced a plan to restructure the operations of its California wineries (the "Restructuring Plan"). The Restructuring Plan will enable the Company to realize significant cost savings from the consolidation of existing facilities and the facilities acquired in the Almaden/Inglenook Acquisition. Under the Restructuring Plan, all bottling operations at the Central Cellars Winery in Lodi, California, and the branded wine bottling operations at the Monterey Cellars Winery in Gonzales, California, are being moved to the Mission Bell Winery located in Madera, California, which was acquired by the Company in the Almaden/Inglenook Acquisition. The Monterey Cellars Winery will continue to be used as a crushing, winemaking and contract bottling facility. The Central Cellars Winery and the Company's winery in Soledad, California are being closed and offered for sale to reduce surplus capacity. The Company anticipates that implementation of the Restructuring Plan will result in approximately 260 jobs being eliminated. As a result of the Restructuring Plan, in addition to a restructuring charge taken in the fourth quarter of fiscal 1994 and in first and second quarters of fiscal 1995, the Company incurred additional expenses related to the restructuring in Third Quarter 1995 of $968,400, which reduced after-tax income for Third Quarter 1995 by $595,600, or $0.03 per share on a fully diluted basis. During Third Quarter 1995, employment was reduced by 132 persons. This brings the total reduction of employment to 153 persons. As of May 31, 1995, production has ceased at the Central Cellars Winery; however, no facilities have been closed. The Company expects to have the Restructuring Plan fully implemented by the end of fiscal 1995. The Company anticipates that the Restructuring Plan will result in net cost savings of approximately $1.7 million in fiscal 1995 and approximately $13.3 million of annual net cost savings beginning in fiscal 1996. (See "Financial Liquidity and Capital Resources.")

         Interest Expense, Net

         Net interest expense increased $1.6 million to $6.2 million in Third Quarter 1995, as compared to $4.6 million in Third Quarter 1994. This increase resulted primarily from borrowings related to the Almaden/Inglenook Acquisition.

         Net Income

         Net income increased to $10.6 million in Third Quarter 1995 from $6.6 million in Third Quarter 1994, an increase of $4.0 million, or 61%. Fully diluted earnings per share increased to $0.53 in Third Quarter 1995 from $0.41 in Third Quarter 1994, a 29% improvement. The increase in net income is primarily due to the contributions of the Almaden and Inglenook brands and other products acquired in the Almaden/Inglenook Acquisition and growth in imported beer brands. These contributions to net income more than offset the $1.6 million of additional pretax net interest expense in Third Quarter 1995 arising from borrowings related to the Almaden/Inglenook Acquisition. Excluding the impact of a nonrecurring restructuring charge of $968,400 before taxes, net income increased to $11.2 million or $0.56 of fully-diluted earnings per common share for Third Quarter 1995.

     Nine Months Ended May 31, 1995 ("Nine Months of Fiscal 1995") Compared to Nine Months Ended May 31, 1994 ("Nine Months of Fiscal 1994")

         Net Sales

     Net sales for the Nine Months of Fiscal 1995 increased to $677.3 million from $448.7 million for the Nine Months of Fiscal 1994, an increase of $228.6 million, or approximately 51%. This increase resulted from the inclusion of (i) $185.6 million of net sales of products acquired in the Almaden/Inglenook Acquisition; (ii) an overall increase in net sales of Company products, excluding the impact of the net sales of products that were acquired during fiscal 1994 and fiscal 1995; and (iii) an additional $16.4 million of net sales of Vintners' products resulting from inclusion of these products in the Company's portfolio for the entire first quarter of fiscal 1995 versus only six weeks in the first quarter of fiscal 1994. Excluding the impact of the additional six weeks of net sales of Vintners' products during the first quarter of fiscal 1995 and all of the net sales resulting from the Almaden/Inglenook Acquisition during the Nine Months of Fiscal 1995, the Company's net sales increased $26.5 million, or 5.9%, as compared to the Nine Months of Fiscal 1994. This was principally due to increased net sales of imported beer brands and varietal table wines.

         For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the Vintners and Almaden/Inglenook Acquisitions have been included in the entire period for the Nine Months of Fiscal 1995 and included for the same period during the Nine Months of Fiscal 1994, part of which was prior to the Vintners Acquisition, and all of which was prior to the Almaden/Inglenook Acquisition.

         Net sales and unit volume of the Company's branded beverage alcohol products for the Nine Months of Fiscal 1995 each increased 6.0% as compared to the Nine Months of Fiscal 1994. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

         Net sales and unit volume of the Company's branded wine products for the Nine Months of Fiscal 1995 increased slightly and declined 2.2%, respectively, as compared to the Nine Months of Fiscal 1994. These changes resulted from increased sales of the Company's varietal table wine brands, which have higher selling prices than the average for the Company's branded wine products.

         Net sales and unit volume of the Company's varietal table wine brands for the Nine Months of Fiscal 1995 increased 22.3% and 22.5%, respectively, as compared to the Nine Months of Fiscal 1994, reflecting increases in most of the Company's varietal table wine brands due to, among other things, line extensions and new product introductions. Net sales and unit volume of the Company's non-varietal table wine brands for the Nine Months of Fiscal 1995 decreased 3.9% and 5.6%, respectively, as compared to the Nine Months of Fiscal 1994. Net sales and unit volume of the Company's sparkling wine brands for the Nine Months of Fiscal 1995 decreased 10.4% and 12.1%, respectively, as compared to the Nine Months of Fiscal 1994. Net sales and unit volume of the Company's dessert wine brands for the Nine Months of Fiscal 1995 decreased 7.2% and 10.1%, respectively, as compared to the Nine Months of Fiscal 1994.

         Net sales and unit volume of the Company's beer brands for the Nine Months of Fiscal 1995 increased 26.9% and 26.4%, respectively, as compared to the Nine Months of Fiscal 1994. These increases resulted primarily from increased sales of the Company's Corona brand and its other Mexican beer brands.

         Net sales and unit volume of the Company's spirits brands for the Nine Months of Fiscal 1995 decreased 3.3%, and increased 0.1%, respectively, as compared to the Nine Months of Fiscal 1994. The Company's spirits net sales decreased for aged whiskeys (i.e., bourbon, Scotch, Canadian and blended whiskeys). Tequila, vodka and mezcal net sales and unit volume increased for the Nine Months of Fiscal 1995.

         Gross Profit

         Gross profit for the Nine Months of Fiscal 1995 increased to $190.1 million from $129.1 million for the Nine Months of Fiscal 1994, an increase of $61.0 million, or approximately 47%. This increase resulted from the inclusion of the Almaden/Inglenook Product Lines with those of the Company, and to a lesser extent from increased sales of imported beer brands and the inclusion of Vintners' product lines with those of the Company. The Company's gross profit as a percentage of net sales decreased to 28.1% for the Nine Months of Fiscal 1995 from 28.8% for the Nine Months of Fiscal 1994. The Company's gross profit percentage decreased as a result of (i) the inclusion of operations acquired in the Almaden/Inglenook Acquisition, which had a lower gross profit percentage than the Company's operations prior to that Acquisition; (ii) reduced gross profit percentages on the Company's table wine brands due to lower selling prices and higher cost of goods sold associated with some of these brands; and
(iii) the impact of the increase in sales of imported beer brands, which generally have a lower gross profit percentage than the Company's other branded products.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the Nine Months of Fiscal 1995 increased to $118.8 million from $87.1 million for the Nine Months of Fiscal 1994, an increase of $31.7 million, or approximately 36%. This increase resulted from the additional expenses associated with the sales and marketing of the products acquired in the Almaden/Inglenook and Vintners Acquisitions, partially offset by increased efficiencies and economies of scale. As a percentage of net sales, selling, general and administrative expenses decreased to 17.5% for the Nine Months of Fiscal 1995 as compared to 19.4% for the Nine Months of Fiscal 1994.

         Nonrecurring Restructuring Expenses

         As a result of the Restructuring Plan, in addition to a restructuring charge taken in the fourth quarter of fiscal 1994, the Company incurred additional expenses related to the restructuring in the first, second and third quarters of fiscal 1995, which have amounted to $1,653,000 and which have reduced after-tax income for the Nine Months of Fiscal 1995 by $1,017,000, or $0.05 per share on a fully diluted basis. (See "Nonrecurring Restructuring Expenses" under Third Quarter 1995 Compared to Third Quarter 1994 and "Financial Liquidity and Capital Resources.")

         Interest Expense, Net

         Net interest expense increased $6.5 million to $19.3 million in the Nine Months of Fiscal 1995, as compared to the Nine Months of Fiscal 1994. The increase is primarily due to borrowings related to the Vintners and Almaden/Inglenook Acquisitions.

         Net Income

         Net income for the Nine Months of Fiscal 1995 increased to $30.9 million from $18.0 million for the Nine Months of Fiscal 1994, an increase of $12.9 million, or approximately 72%. Fully diluted earnings per share increased to $1.63 in the Nine Months of Fiscal 1995 from $1.13 in the Nine Months of Fiscal 1994, a 44% improvement. The increase in net income is due to the contributions of the Almaden and Inglenook brands and other products acquired in the Almaden/Inglenook Acquisition and to increased sales of imported beer brands. These factors more than offset the $6.5 million of additional pretax net interest expense in the Nine Months of Fiscal 1995 arising from borrowings related to the Vintners and Almaden/Inglenook Acquisitions.


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

Cash Flows - Third Quarter 1995 Compared to Third Quarter 1994

         Cash Flows from Operating Activities

         Net cash provided by operating activities in Third Quarter 1995 was $28.1 million, an increase of 109% as compared to Third Quarter 1994. This increase was principally the result of higher net income, higher net reductions in inventory as a result of newly-acquired volume and a decrease in accounts receivable, when compared to Third Quarter 1994.

         Cash Flows from Investing Activities

         Capital expenditures for the Company increased in Third Quarter 1995 to $9.0 million as compared to $2.5 million in Third Quarter 1994, principally due capital expenditures associated with the Restructuring Plan coupled with expenditures related to newly acquired facilities.

         Cash Flows from Financing Activities

         Notes Payable (which represent borrowings under the Company's Revolving Loans) were reduced $7.0 million in Third Quarter 1995 through the application of cash provided by operating activities. There were no outstanding Notes Payable on May 31, 1995. Principal payments of long-term debt increased to $7.1 million in Third Quarter 1995 from $2.0 million in Third Quarter 1994 due to the higher quarterly loan repayments required under the Credit Facility (as defined below).

Cash Flows - Nine Months of Fiscal 1995 Compared to Nine Months of Fiscal 1994

         Cash Flows from Operating Activities

         Net cash used by operating activities in the Nine Months of Fiscal 1995 was $8.1 million, compared to $10.7 million in the Nine Months of Fiscal 1994 which included a $4.0 million "Earn-Out" (as defined below) payment to the former Barton stockholders. The net expenditure during the Nine Months of Fiscal 1995 results principally from a $28.3 million Earn-Out payment made to the former Barton stockholders in December, 1994 (the "Barton Payment") and inventory purchases associated with the annual fall grape harvest. Exclusive of the Barton Payment, in the Nine Months of Fiscal 1995, the Company would have generated cash from operating activities due to significantly higher net income after adjustment for non-cash items.

         Cash Flows from Investing Activities

         Capital expenditures for the Nine Months of Fiscal 1995 increased to $20.3 million from $5.3 million for the Nine Months of Fiscal 1994, principally due to capital expenditures associated with the Restructuring Plan coupled with expenditures related to newly acquired facilities.

         Cash Flows from Financing Activities

         Notes Payable were reduced by $19.0 million in the Nine Months of Fiscal 1995 through the application of $22.1 million from the Offerings (as defined below) and $47.0 million from the proceeds of additional long-term borrowings offset by net borrowings of $50.1 million during this period for seasonal working capital needs, capital expenditures and the Barton Payment.

         Debt, other than Notes Payable, decreased $49.6 million in the Nine Months of Fiscal 1995, due to scheduled debt repayments of $14.6 million and the use of $82.0 million of proceeds from the Offerings to prepay debt, offset by additional Term Loan borrowings of $47.0 million under the Credit Facility. The additional long-term borrowings were used to finance capital expenditures and the incremental buildup of working capital associated with the Almaden/Inglenook Acquisition.

         As of May 31, 1995, under its Credit Facility, the Company had outstanding Term Loans of $128.0 million, no outstanding Revolving Loans, $2.8 million of Revolving Letters of Credit and $25.0 million under the Barton Letter of Credit (as defined below). As of May 31, 1995, under the Credit Facility, $182.2 million of Revolving Loans were available to be drawn by the Company.

Stock Offering

         On November 18, 1994, the Company completed a public sale of 3,937,744 shares of its Class A Common Stock at a price to the public of $33.50 per share in simultaneous United States and international offerings (the "Offerings"). Of the total number of shares sold in the Offerings, three million shares were sold by the Company (the "Shares") and 937,744 shares were sold by certain selling stockholders. The Company did not receive any of the proceeds from the sale of Class A Stock owned individually by those selling stockholders. The Company used the proceeds, net of underwriters' discounts and commissions, from the sale of the Shares, which amounted to $96.3 million, together with $7.8 million of proceeds it received from certain of the selling stockholders in connection with their exercise of options to purchase 432,067 shares of the Company's Class A Common Stock, which options were issued to them in connection with the Vintners Acquisition, to repay indebtedness under the Credit Facility. On November 21, 1994, Term Loans in the amount of $82.0 million and Revolving Loans in the amount of $22.1 million were prepaid with the proceeds from the Offerings.

The Company's Credit Facility

         The Company and a syndicate of 21 banks for which The Chase Manhattan Bank, N.A. acts as agent, entered into a Second Amendment and Restatement (as amended) dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated June 29, 1993 (the "Credit Facility"). As of June 30, 1995, the Company's Credit Facility provides for (i) a $121.0 million Term Loan facility due in December 1999; (ii) a $185 million Revolving Loan credit facility, which expires in June 2000; and (iii) and an existing $25.0 million letter of credit related to the Barton Acquisition (the "Barton Letter of Credit"). Quarterly principal payments of $7.0 million are required under the Credit Facility, with a final quarterly principal payment of $2.0 million due in December 1999. As of June 30, 1995, the Company had $121.0 million of Term Loans and no Revolving Loans outstanding under the Credit Facility. The Term Loans borrowed under the Credit Facility may be either base rate loans or eurodollar base rate loans. Base rate loans have an interest rate equal to the higher of either the Federal Funds rate plus 0.5% or the prime rate. Eurodollar rate loans currently have an interest rate equal to LIBOR plus 1.0%. As of June 30, 1995, the interest rates for base rate and eurodollar rate loans were 9.0% and 7.0%, respectively.

Payments to Former Barton Stockholders

         Pursuant to the Barton Acquisition, the Company is obligated to make payments of up to an aggregate amount of $57.3 million to the former Barton stockholders (the "Barton Stockholders"), which payments are payable over a three-year period ending November 29, 1996 (the "Earn-Out"). The first payment to the Barton Stockholders of $4.0 million was made on December 31, 1993 and the second payment of $28.3 million was made on December 30, 1994, as a result of satisfaction of certain performance goals and the achievement of targets for earnings before interest and taxes. An accrual for the December 30, 1994 payment was recorded in the financial statements as of August 31, 1994. The Company funded this payment through Revolving Loans under its Credit Facility. The remaining payments are contingent upon Barton achieving and exceeding certain targets for earnings before interest and taxes and are to be made as follows: up to $10.0 million is to be made on November 30, 1995; and up to $15.0 million is to be made on November 29, 1996. Such payment obligations are fully secured by the Company's standby irrevocable letter of credit under the Credit Facility (i.e., the Barton Letter of Credit) and are subject to acceleration in certain events. All Earn-Out payments will be accounted for as additional purchase price for the Barton Acquisition when the contingencies have been satisfied and will be allocated based upon the fair market value of the underlying assets. As a result, as the Earn-Out payments are made, depreciation and amortization expense will increase in the future over the remaining useful lives of these assets.

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

         In February 1995, the Company entered into an agreement cancelling certain of its long-term grape contracts acquired in connection with the Almaden/Inglenook Acquisition. As a result, the estimated loss reserve at the date of the Almaden/Inglenook Acquisition was reduced by approximately $13 million with a corresponding reduction in goodwill. Subsequent to the Third Quarter 1995, the Company entered into additional agreements cancelling certain of its long-term grape contracts. The financial impact of the cancellation of those contracts, which will not be material to the Company, will be reflected in the Company's financial statements in the fourth quarter of fiscal 1995 as an adjustment to the estimated loss reserve and a corresponding reduction in goodwill at the date of the Almaden/Inglenook Acquisition.

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

         As noted above under "Results of Operations of the Company," consummation of the Proposed Acquisition will require financing and the obtaining of appropriate consents from the banking syndicate under its Credit Facility. The Company is in the process of finalizing the terms of an amendment to its Credit Facility to finance the Proposed Acquistion primarily through an increase to its Term Loan Credit Facility. The Company does not anticipate any difficulties in obtaining such financing.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Index to Exhibits located on Page 22 of this Report.

         (b) There were no Reports on Form 8-K filed with the Securities and Exchange Commission during the quarter ended May 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CANANDAIGUA WINE COMPANY, INC.

Dated:  July 10, 1995                        By:      /s/ Richard Sands
                                                      --------------------
                                                      Richard Sands, President and
                                                      Chief Executive Officer

Dated:  July 10, 1995                        By:     /s/ Lynn K. Fetterman
                                                     --------------------------
                                                     Lynn K. Fetterman, Senior Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial Officer and Principal
                                                     Accounting Officer)

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

2.4 Amendment dated as of October 14, 1993 to Asset Sale Agreement dated as of September 14, 1993 between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

2.5      Amendment  No.  2 dated as of  January  18,  1994 to  Asset  Sale
         Agreement dated as of September 14, 1993 between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).

2.6 Asset Purchase Agreement dated August 3, 1994 between the Registrant and Heublein, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).

2.7 Avendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Registrant (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (Amendment No. 2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).

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

(3)      Articles of Incorporation and By-Laws.

3.1      Restated  Certificate  of  Incorporation  of the  Registrant  (filed as
         Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

3.2      Amended and  Restated  By-laws of the  Registrant  (filed as
         Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

 (4)     Instruments  defining  the  rights  of  security  holders,   including
         indentures.

4.1 Specimen of Certificate of Class A Common Stock of the Registrant (filed as Exhibit 1.1 to the Registrant's Registration Statement on Form 8-A, dated April 28, 1992 and incorporated herein by reference).

4.2 Specimen of Certificate of Class B Common Stock of the Registrant (filed as Exhibit 1.2 to the Registrant's Registration Statement on Form 8-A, dated April 28, 1992 and incorporated herein by reference).

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

(27)     Financial Data Schedule.

         Financial Data Schedule (filed herewith).

(99)     Additional Exhibits.

         Not applicable.










O:DSS\FORMS\10Q6-95\sl

                                         EXHIBIT 11

                      CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                         COMPUTATION OF NET INCOME PER COMMON SHARE
                                     (in thousands, except share and per share data)
                                                   Nine Months Ended
Net Income per common and common            May 31, 1995              May 31, 1994
  equivalent share:                     Primary  Fully Diluted  Primary   Fully Diluted

     Net income available to common
                             shares   $  30,957  $   30,957     $ 18,050  $   18,050
                       Adjustments:
    Assumed exercise of convertible
                               debt        -          -           -           420
     Net income available to common
                         and common
                  equivalent shares   $  30,957  $  30,957   $  18,050     $ 18,470
                            Shares:
     Weighted average common shares
                        outstanding    18,505,238 18,505,238 15,234,372  15,234,372
                       Adjustments:
            (1) Assumed exercise of
                   convertible debt        -          -           -        725,909
            (2) Assumed exercise of
            incentive stock options      262,139    307,707    226,715     234,315
   (3) Assumed exercise of options      104,767    176,840    129,241     135,370
       Weighted average  common and
                  common equivalent
                 shares outstanding    18,872,144 18,989,785 15,590,328  16,329,966
   Net income per common and common
                   equivalent share   $    1.64   $   1.63    $   1.16    $  1.13

                                                   Three Months Ended
Net Income per common and common            May 31, 1995              May 31, 1994
  equivalent share:                     Primary  Fully Diluted  Primary   Fully Diluted


      Net income available to common
                              shares  $   10,637  $  10,637   $  6,655    $  6,655
                        Adjustments:
     Assumed exercise of convertible
                                debt        -          -          -           -
    Net income available to common
              and common
          equivalent shares           $       0    $      0    $     0    $     0
                             Shares:
      Weighted average common shares
                         outstanding     19,532,146  19,532,146  15,983,282  15,983,282
                        Adjustments:
             (1) Assumed exercise of
                    convertible debt        -          -          -           -
  (2) Assumed exercise of incentive
            stock options                 289,746    303,400    226,107    226,107

     (3) Assumed exercise of options      152,990    176,840    152,438    152,438
        Weighted average  common and
                   common equivalent
                  shares outstanding   19,974,882  20,012,386  16,361,827  16,361,827
    Net income per common and common
                    equivalent share  $    0.53    $   0.53   $   0.41     $  0.41
