Form 10-K
period 1995-08-31
CANANDAIGUA WINE CO INC
filed 1995-11-29
CIK 16918

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [FEE REQUIRED]

For the fiscal year ended August 31, 1995
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period _____________________ to  _____________________

                           Commission File No. 0-7570

                         CANANDAIGUA WINE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                      16--0716709

(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                116 Buffalo Street, Canandaigua, New York 14424
              (Address of principal executive offices) (Zip Code)


         Registrant's telephone number, including area code (716) 394-7900

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of November 22, 1995, was $495,411,365.

The number of shares outstanding with respect to each of the classes of common stock of the Registrant, as of November 22, 1995, is as follows:
                                                    Number of Shares Outstanding
         Class                                          as of November 22, 1995

Class A Common Stock, Par Value $.01 Per Share                       16,246,046
Class B Common Stock, Par Value $.01 Per Share                        3,365,958

                         DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement to be issued for the annual meeting of stockholders to be held January 18, 1996 is incorporated by reference in Part III.

                                  PART I

Item 1.   Business

     Unless the context otherwise requires, the term "Company" refers to Canandaigua Wine Company, Inc. and its subsidiaries, all references to "net sales" refer to gross revenues less excise taxes and returns and allowances to conform with the Company's method of classification, and all references to the Company's fiscal year shall refer to the year ended August 31 of the indicated year. Market share and industry data disclosed in this Report have been obtained from the following industry and government publications: Wines & Vines; The Gomberg-Fredrikson Report; Jobson's Liquor Handbook; Jobson's Wine Handbook; Neilsen Wine Scan; Jobson's Beer Handbook; Jobson's Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; Beer Marketer's Insights; Beer Industry Update; and U.S. Department of the Treasury Statistical Releases for the period January through December, 1994. The Company has not independently verified this data. References to market share data are based on unit volume.

     The Company is a Delaware corporation organized in 1972 as the successor to a business founded in 1945 by Marvin Sands, Chairman of the Board of the Company.

     The Company is a leading producer and marketer of branded beverage alcohol products, with over 125 national and regional brands which are distributed by over 1,000 wholesalers throughout the United States and in selected international markets. The Company is the second largest supplier of wines, the fourth largest supplier of distilled spirits and the fifth largest importer of beers in the United States. The Company's beverage alcohol brands are marketed in five general categories: table wines, sparkling wines, dessert wines, imported beer and distilled spirits, and include the following principal brands:

 .      Table Wines: Inglenook,  Almaden, Paul Masson, Taylor California Cellars,
       Cribari, Manischewitz, Taylor, Marcus James, Deer Valley and Dunnewood

 .      Sparkling Wines: Cook's, J. Roget, Great Western and Taylor

 .      Dessert Wines: Richards Wild Irish Rose, Cisco and Taylor

 .      Imported Beer: Corona, St. Pauli Girl, Modelo Especial and Tsingtao

 .      Distilled  Spirits: Fleischmann's, Barton,  Mr. Boston, Canadian LTD, Ten
       High, Montezuma,  Inver House and Monte Alban

     Based on available industry data, the Company believes it has a 20% share of the wine market, a 12% share of the imported beer market and an 8% share of the distilled spirits market in the United States. Within the wine market, the Company believes it has a 28% share of the non-varietal table wine market, an 11% share of the varietal table wine market, a 49% share of the dessert wine market and a 31% share of the sparkling wine market. Many of the Company's brands are leaders in their respective categories in the United States, including Corona, the second largest selling imported beer brand, Inglenook and Almaden, the fifth and sixth largest selling wine brands, Richards Wild Irish Rose, the largest selling dessert wine brand, Cook's champagne, the second largest selling sparkling wine brand, Fleischmann's, the fourth largest blended whiskey and domestically bottled gin, Montezuma, the second largest selling tequila brand, and Monte Alban, the largest selling mezcal brand.

     During the past four years, the Company has diversified its product portfolio through a series of strategic acquisitions that have resulted in an increase in the Company's net sales from $176.6 million in fiscal 1991 to $906.5 million in fiscal 1995. Through these acquisitions, the Company acquired strong market positions in the growing beverage alcohol product categories of varietal table wine and imported beer. The Company ranks second and fifth in the varietal table wine and imported beer categories, respectively. From 1991 through 1994, industry shipments of varietal table wine and imported beer have grown 41% and 32%, respectively. The Company has successfully integrated the acquired businesses into its existing business and achieved significant cost reductions through reduced product and organizational costs. The Company has also strengthened its relationship with wholesalers, expanded its distribution and enhanced its production capabilities as well as acquired additional management, operational, marketing and research and development expertise.

     In October 1991, the Company acquired the Cook's, Cribari, Dunnewood and other brands and related facilities and assets (the "Guild Acquisition") from Guild Wineries and Distilleries ("Guild"), which enabled the Company to establish a significant market position in the California sparkling wine category and to enter the California table wine market. The Company acquired Barton Incorporated ("Barton") in June 1993, further diversifying into the imported beer and distilled spirits categories (the "Barton Acquisition"). With the Barton Acquisition, the Company acquired distribution rights with respect to the Corona, St. Pauli Girl, and other imported beer brands; the Barton, Ten High, Montezuma, and other distilled spirits brands; and related facilities and assets. On October 15, 1993, the Company acquired the Paul Masson, Taylor
California Cellars and other brands and related facilities and assets of Vintners International Company, Inc. ("Vintners") (the "Vintners Acquisition"). On August 5, 1994, the Company acquired the Almaden, Inglenook and other brands, a grape juice concentrate business and related facilities and assets (the "Almaden/Inglenook Product Lines") from Heublein Inc. ("Heublein") (the "Almaden/Inglenook Acquisition"). On September 1, 1995, the Company acquired the Mr. Boston, Canadian LTD, Skol, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; the rights to the Fleischmann's and Chi Chi's distilled spirits brands under long term license agreements; the U.S. rights to the Inver House, Schenley and El Toro distilled spirits brands; and related facilities and assets from United Distillers Glenmore, Inc. and certain of its North American affiliates (collectively, "UDG") (the "UDG Acquisition"). See "Recent Acquisitions."

     The Company's business strategy is to continue to strengthen its market position in each of its principal product categories. Key elements of its strategy include: (i) making selective acquisitions in the beverage alcohol industry to improve market position and capitalize on growth trends within the industry; (ii) improving operating efficiencies through reduced product and organizational costs of existing and acquired businesses; (iii) capitalizing on strong wholesaler relationships resulting from its expanded portfolio of brands; and (iv) expanding distribution into new markets and increasing penetration of existing markets primarily through line extensions and promotional activities.

RECENT ACQUISITIONS

     The Barton Acquisition. On June 29, 1993, the Company acquired all of the outstanding shares of capital stock of Barton. Barton was the eighth largest supplier of distilled spirits and fifth largest importer of beer in the United States. The Barton Acquisition has enabled the Company to diversify within the beverage alcohol industry by participating in the imported beer and distilled spirits markets, which have similar marketing approaches and distribution channels to the Company's wine business, and to take advantage of the experienced management team that developed Barton as a successful company. With this acquisition, the Company acquired the right to distribute Corona and Modelo Especial beer in 25 primarily western states, national distribution rights for St. Pauli Girl and Tsingtao and a diversified line of distilled spirits including Barton Gin and Vodka, Ten High Bourbon Whiskey and Montezuma Tequila.

     Barton is being operated independently by its current management as a subsidiary of the Company. Until August 31, 1996, consistent with past practices and subject to annual approval by the Company's Board of Directors of an annual operating plan for the coming year, Ellis M. Goodman, the Chief Executive Officer of Barton, has full and exclusive strategic and operational responsibility for Barton and all of its subsidiaries.

     The Vintners Acquisition. On October 15, 1993, the Company acquired substantially all of the assets of Vintners, and assumed certain liabilities. Vintners was the United States' fifth largest supplier of wine with two of the country's most highly recognized brands, Paul Masson and Taylor California Cellars. The Vintners Acquisition enabled the Company to expand its wine portfolio to include several large and highly recognized table wine brands that are distributed by a substantially common wholesaler network. Vintners operations were immediately integrated with those of the Company at the closing of the acquisition. With this acquisition, the Company acquired the Paul Masson, Taylor California Cellars, Taylor, Deer Valley, St. Regis (non-alcoholic) and Great Western brands and related facilities.

     The Almaden/Inglenook Acquisition. On August 5, 1994, the Company acquired the Inglenook and Almaden brands, the fifth and sixth largest selling table wines in the United States, a grape juice concentrate business, and wineries in Madera and Escalon, California, from Heublein. The Company also acquired Belaire Creek Cellars, Chateau La Salle and

Charles Le Franc table wines, Le Domaine champagne and Almaden, Hartley and Jacques Bonet brandy. The accounts receivable and the accounts payable related to the acquired assets were not acquired by the Company.

     As a result of the Almaden/Inglenook Acquisition, the Company strengthened its position as the second largest supplier of wines in the United States. The acquisition of the Inglenook brand significantly expands the Company's restaurant and bar on-premises presence. Further, the Almaden/Inglenook Acquisition has resulted in the Company becoming the leading grape juice concentrate producer in the United States. The Company believes that the Almaden/Inglenook Acquisition enables the Company to achieve significant cost savings through the consolidation of its California winery operations.

     Heublein also agreed not to compete with the Company in the United States and Canada for a period of five years following the closing of the Almaden/Inglenook Acquisition in the production and sale of grape juice concentrate or sale of packaged wines bearing the designation "Chablis" or "Burgundy" except where, among other exceptions, such designations are currently used with certain brands retained by Heublein. Certain companies acquired by Heublein, however, may compete directly with the Company.

     Following the Almaden/Inglenook Acquisition, the Company has restructured its California winery operations (the "Restructuring Plan"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements included in this Report.

     The UDG Acquisition. On September 1, 1995, the Company acquired from UDG the Mr. Boston, Canadian LTD, Skol, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; the rights to the Fleischmann's and Chi Chi's distilled spirits brands under long term license agreements; the U.S. rights to Inver House, Schenley and El Toro distilled spirits brands; and inventories and other related assets. The UDG Acquisition also included two of UDG's production facilities, one located in Owensboro, Kentucky, and the other located in Albany, Georgia. In addition, the transaction included multiyear agreements under which UDG will supply the Company with bulk whisky and the Company will supply UDG with services including continued packaging of various UDG brands not acquired by the Company.

     The UDG Acquisition doubled the Company's market share in the U.S. distilled spirits category, making it the fourth largest distilled spirits supplier in the United States. As a result of the UDG Acquisition, the Company entered the profitable cordial and liqueur categories. In connection with the UDG Acquisition, the Company did not hire any UDG sales, general or administrative personnel. Therefore, the Company intends to add personnel in marketing and administration and is significantly increasing its spirits field sales force. The Company expects that the UDG Acquisition will enable the Company to realize economies of scale in the purchasing of packaging and other raw materials and services and to capitalize on strong wholesaler relationships.

INDUSTRY

     The beverage alcohol industry in the United States consists of the production, importation, marketing and distribution of beer, wine and distilled spirits products. Over the past five years there has been increasing consolidation at the supplier, wholesaler and, in certain markets, retailer tiers of the beverage alcohol industry. As a result, it has become advantageous for certain suppliers to expand their portfolio of brands through acquisitions and internal development in order to take advantage of economies of scale and to increase their importance to a more limited number of wholesalers and, in certain markets, retailers. From 1978 through 1994, the overall per capita consumption of beverage alcohol products in the United States has generally declined. However, consumption of table wine, and in particular varietal table wine, and imported beer, has increased during the period.

     The following table sets forth the industry unit volumes for shipments of beverage alcohol products in the Company's five principal beverage alcohol product categories in the United States for the five calendar years ended December 31, 1994:

----------------------------------------------------------------------------------------------------------------------
                                              1990                  1991           1992            1993          1994
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Domestic Table Wines (a) (b)                    284,808          285,282        308,169         300,953       307,221
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Domestic Dessert Wines (a) (c)                   45,197           35,181         32,449          29,698        27,672
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Domestic Sparkling Wines (a)                     25,410           24,386         23,794          23,600        22,845
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Imported Beer (d)                               121,014          109,212        114,590         127,418       144,527
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Distilled Spirits (e)                           159,190          147,025        148,017         144,162       140,504
----------------------------------------------------------------------------------------------------------------------

-----------------------------
(a)   Units are in thousands of gallons.  Data exclude sales of wine coolers.
(b)   Includes other special natural (flavored) wines under 14% alcohol.
(c)   Includes dessert wines, other special natural (flavored) wines over 14% alcohol and vermouth.
(d)   Units are in thousands of cases (2.25 gallons per case).
(e)   Units are in thousands of 9-liter cases (2.378 gallons per case).

     Table Wines. Wines containing 14% or less alcohol by volume are generally referred to as table wines. Within this category, table wines are further characterized as either "non-varietal" or "varietal." Non-varietal wines include wines named after the European regions where similar types of wines were originally produced (e.g., burgundy), niche products and proprietary brands. Varietal wines are those named for the grape that comprises the principal component of the wine. Table wines that retail at less than $5.75 per 750 ml. bottle are generally considered to be popularly priced while those that retail at $5.75 or more per 750 ml. bottle are considered premium wines.

     From 1990 to 1994, shipments of domestic table wines increased at an average compound annual rate of 2%. In 1992, domestic table wine shipments increased 8% from the previous year; this rate of increase was markedly larger than in previous years and was attributed in large part to the November 1991 CBS television 60 Minutes, French Paradox broadcast about the healthful benefits of moderate red wine consumption. In 1994, domestic table wine shipments increased by 2% when compared to 1993. This improvement has been attributed to increased shipments of varietal table wines. Based on shipments of California table wines, which constituted approximately 91% of the total domestically produced table wine market in 1994, shipments of varietal wines have grown at an average compound annual rate of 12% since 1990, with shipments in the first half of 1995 increasing 12% over the prior year. In contrast, shipments of non-varietal table wines have generally declined over the same period. The Company believes that the trends in table wine consumption reflect a general change in consumer preference from non-varietal to varietal table wines. For the first half of calendar 1995, shipments of California table wines increased 3% over the same period in 1994. Shipments of imported table wines have increased from 52.6 million gallons in 1990 to 58.6 million gallons in 1994. Imported table wines constituted 13% of the United States table wine market in 1994.

     Dessert Wines. Wines containing more than 14% alcohol by volume are generally referred to as dessert wines. Dessert wines generally fall into the same price categories as table wines. In 1994, shipments of domestic dessert wines decreased 7% over 1993. During the period from 1990 to 1994, shipments of domestic dessert wines declined at an average compound annual rate of 12%. Shipments of dessert wines continued to decline during the first half of 1995 as compared to the first half of 1994 as is evidenced by a 7% decline during this period in shipments of California dessert wines. Dessert wine consumption in the United States has been declining for many years reflecting the impact of an increase in federal excise taxes in 1991 and a general shift in consumer preferences to table and sparkling wines.

     Sparkling Wines. Sparkling wines include effervescent wines like champagne and spumante. Sparkling wines generally fall into the same price categories as table wines. Shipments of sparkling wines declined at an average compound annual rate of 3% from 1990 to 1994; with shipments of domestic sparkling wines also declining 3% in 1994 as compared to 1993. Shipments of California sparkling wines, which constituted 86% of the domestically produced sparkling wine market in 1994, declined by 2% during the first half of 1995 as compared to the first half of 1994. The decline in sparkling wine consumption is believed to reflect continuing concerns about drinking and driving, as a large part of sparkling wine consumption occurs outside the home at social gatherings and restaurants.

     Imported Beer. Shipments of imported beers have increased at an average compound annual rate of 5% from 1990 to 1994. Shipments of Mexican beers in 1994 increased 16% over 1993. During the twelve months ended August 31, 1995 as compared to the corresponding period in 1994, shipments of Mexican beers increased 21% as compared to an increase of 4% for the entire imported beer category. Shipments of imported beers, as a percentage of the United States beer market, increased to 6% in 1994 from 5% in 1993. Imported beers, along with microbreweries and super-premium priced domestic beers, are generally priced above the leading domestic premium brands.

     Distilled Spirits. Shipments of distilled spirits in the United States declined at an average compound annual rate of 3% from 1990 to 1994. Shipments of distilled spirits have been affected by many of the same trends evident in the rest of the beverage alcohol industry. Over the past five years, whiskey sales have declined significantly while sales of rum, tequila, cordials and liqueurs have increased. The Company believes that distilled spirits can be divided into two general price segments, with distilled spirits selling for less than $7.00 per 750 ml. bottle being referred to as price value products and those selling for over $7.00 per 750 ml. bottle being referred to as premium products.

PRODUCT CATEGORIES

     The Company produces, imports and markets beverage alcohol products in five principal product categories: table wines, dessert wines, sparkling wines, imported beer and distilled spirits. The table below sets forth the net sales (in thousands) and unit volumes (in thousands of gallons) for all of the table, dessert and sparkling wines, grape juice concentrate and other wine-related products and services sold by the Company and under brands and products acquired in the Vintners Acquisition and the Almaden/Inglenook Acquisition for the 1993, 1994 and 1995 fiscal years.

                                      1993                               1994                               1995
---------------------------------------------------------------------------------------------------------------------------
      TOTAL
      WINES               NET SALES            VOLUME        NET SALES            VOLUME         NET SALES          VOLUME
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Company(a)                 $254,379            41,373         $245,083            36,613          $209,957          35,481
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Vintners(b)                 157,706            24,868          125,923            20,461           141,790          20,949
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Almaden/                    233,408            45,029          237,853            46,269           251,779          45,000
Inglenook(c)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total                      $645,493           111,270         $608,859           103,343          $603,526         101,430
---------------------------------------------------------------------------------------------------------------------------

 -----------------------------
 (a) Data for fiscal years ended August 31,  1993,  1994 and 1995.  The data for the Company's  fiscal years ended August 31, 1994, and August 31, 1995,  exclude the net sales  for the  brands  and  other  products  acquired  in the  Vintners
Acquisition and the Almaden/Inglenook Acquisition.

 (b) 1993 data is for the fiscal year ended July 31, 1993, and 1994 and 1995 data is for the twelve months ended August 31, 1994, and August 31, 1995.

 (c) 1993 data is for the fiscal year ended September 30, 1993, and 1994 and 1995 data is for the twelve months ended August 31, 1994, and August 31, 1995.


     Table Wines. The Company sells over 45 different brands of non-varietal table wines, substantially all of which are marketed in the popularly priced segment, which constituted approximately 43% of the domestic table wine market in the United States for the 1994 calendar year. The Company also sells over 15 different brands of varietal table wines in both the popularly priced and premium categories. The table below sets forth the unit volumes (in thousands of gallons) for the domestic table wines sold by the Company and under domestic table wine brands acquired in the Vintners Acquisition and the Almaden/Inglenook Acquisition for the 1993, 1994 and 1995 fiscal years:

                                   1993            1994          1995
--------------------------------------------------------------------------------
TABLE WINES                        VOLUME          VOLUME        VOLUME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Non-varietal                       56,696         52,610         47,774
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Varietal                           12,499         12,794         16,344
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total (a)                          69,195         65,404         64,118
--------------------------------------------------------------------------------

----------------------------------
   (a)   Excludes sales of wine coolers but includes sales of wine in bulk.

         The Company's table wine brands include:

         Inglenook: The fifth largest selling table wine brand and the seventh largest varietal wine in the United States with a significant restaurant and bar presence.

         Almaden: The sixth largest selling table wine brand and the ninth largest varietal wine brand in the United States. Almaden is one of the oldest and best known table wines in the United States.

         Paul Masson: The eleventh largest selling table wine brand in the United States. Paul Masson is offered in all major varietal and non-varietal product categories in a full range of sizes.

         Taylor California Cellars: The eighteenth largest domestic selling table wine brand in the United States. This brand is also offered in all major varietal and non-varietal product categories in a full range of sizes.

         Cribari: A well-known brand of both varietal and non-varietal table wines, marketed in the popularly priced segment.

         Manischewitz: The largest selling brand of kosher wine in the United States.

         Taylor: One of the United States' oldest brands of non-varietal wine, marketed primarily in the eastern half of the United States.

         Richards Wild Irish Rose: A brand of table wine possessing unique taste characteristics which is a line extension of the nation's leading dessert wine brand.

         Deer Valley: This line of California varietal and non-varietal table wines introduced in 1989 has had significant success in California. The Company has been expanding its distribution of this brand in other regions of the country.

         Cook's: This varietal wine was created to take advantage of the brand recognition associated with Cook's sparkling wines.

         Dunnewood: Unit volumes of this varietal wine from California's North Coast region have also increased significantly. This brand is marketed at the lower end of the premium price category.

     Unit volume sales of non-varietal table wines acquired in the Vintners and Almaden/Inglenook Acquisitions have declined, while varietal table wines, including those acquired by the Company have increased. The Company believes that these trends in the consumption of table wines reflect a general change in consumer preference from non-varietal wines to varietal table wines.

     The Company also markets a selection of popularly priced imported table wines. These brands include:

         Marcus James: One of the largest selling imported varietal wines in the United States. Marcus James is a line of varietal table wines which includes white zinfandel, chardonnay, cabernet sauvignon and merlot. The Company owns the Marcus James brand and contracts for its production in Brazil.

         Partager: A popularly priced table wine with both varietal and non-varietal products. The Company owns the Partager brand and has contracted for its production in France. The Company is converting the Partager brand to Chilean wine to take advantage of lower costs.

         Mateus:  The second largest selling  Portuguese table wine and a highly
recognized   brand  name.  This  brand  is  imported  by  the  Company  under  a distribution agreement.

     The Company's  unit volume sales of imported wine  increased  steadily from
1.5 million gallons in fiscal 1993 to 2.0 million gallons in fiscal 1995. This improvement is attributable primarily to increased sales of the Marcus James varietal wine brand.

     Dessert Wines. With the exception of the premium priced dessert wine brands acquired in the Vintners Acquisition, the Company markets its dessert wines in the lower end of the popularly priced category. The popularly priced category represented approximately 89% of the dessert wine market in calendar 1994. Sales of dessert wines comprised 8% of the Company's total revenues during the fiscal year ended August 31, 1995. The table below sets forth the unit volumes (in thousands of gallons) for the domestic dessert wines sold by the Company and under domestic dessert wine brands acquired in the Vintners Acquisition for the 1993, 1994 and 1995 fiscal years:

                              1993            1994          1995
                              VOLUME          VOLUME        VOLUME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
DESSERT WINES                 13,878          12,037        10,962
--------------------------------------------------------------------------------

         The Company's dessert wines include:

         Richards Wild Irish Rose: The largest selling dessert wine brand in the United States and the Company's leading dessert wine brand in unit volume sales.

         Cisco: The third largest selling dessert wine brand in the United States. Cisco is a flavored dessert wine positioned higher in price than Richards Wild Irish Rose.

         Taylor: Premium dessert wines, including port and sherry.

     The Company's unit volumes of dessert wines have declined over the last three years. The decline can be attributed to a general decline in dessert wine consumption in the United States. The Company's unit volume sales of its dessert wine brands (including the brands acquired from Vintners) have decreased 21% from fiscal 1993 through fiscal 1995.

     Sparkling Wines. The Company markets substantially all of its sparkling wines in the popularly priced segment, which constituted approximately 46% of the domestic sparkling wine market in calendar 1994. The table below sets forth the unit volumes (in thousands of gallons) for the domestic sparkling wines sold by the Company and under domestic sparkling wine brands acquired in the Vintners Acquisition and the Almaden/Inglenook Acquisition for the 1993, 1994 and 1995 fiscal years:

                                     1993         1994           1995
                                     VOLUME       VOLUME         VOLUME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
SPARKLING WINES                      7,555        7,353          6,500
--------------------------------------------------------------------------------

         The Company's sparkling wine brands include:

         Cook's: The second largest selling domestic sparkling wine in the United States. This brand of champagne is marketed in a bell shaped bottle and is cork-finished, packaging generally associated with higher priced products.

         J. Roget: The fourth largest selling domestic sparkling wine in the United States, priced slightly below Cook's.

         Great Western: A premium priced champagne.

         Taylor:  A premium priced champagne.

         Codorniu: The second largest Spanish sparkling wine imported in the United States, sold in the premium price category. The Company sells this brand under a distribution agreement.

         Jacques Bonet: A sparkling wine priced in the economy segment, this product appeals to restaurants and caterers.

     The Company's unit volumes of sparkling wine have declined over the last three years. The decline can be attributed to a general decline in sparkling wine consumption in the United States. The Company's unit volume sales of sparkling wine brands (including the brands acquired from Vintners and Heublein) have decreased 14% from fiscal 1993 through fiscal 1995.

     Grape Juice Concentrate. As a related part of its wine business, the Company produces grape juice concentrate. Grape juice concentrate is sold to the food and wine industries as a raw material for the production of juice-based products, no-sugar-added foods and beverages. Grape juice concentrate competes with other domestically produced and imported fruit-based concentrates. The Company believes that it is the leading grape juice concentrate producer in the United States. Sales of grape juice concentrate accounted for 12% of the Company's net sales for its fiscal year ended 1993. The table below sets forth the unit volumes (in thousands of gallons) for the grape juice concentrate sold by the Company and the grape juice concentrate business acquired in the Almaden/Inglenook Acquisition for the 1993, 1994 and 1995 fiscal years:

                         1993           1994           1995
                         VOLUME         VOLUME         VOLUME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
GRAPE JUICE CONCENTRATE  13,351         11,826         11,017
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Other Wine Products and Related Services. The Company's other wine related products and services include: grape juice; St. Regis, the leading non-alcoholic line of wines in the United States; Paul Masson and other brandies; wine coolers sold primarily under the Sun Country brand name; cooking wine; and wine for the production of vinegar. The Company also provides various bottling and distillation production services for third parties.

     Beer. The Company is the fifth largest marketer of imported beers in the United States. The Company distributes four of the top 20 imported beer brands in the United States: Corona, St. Pauli Girl, Modelo Especial and Tsingtao. The table below sets forth the net sales (in thousands) and unit volumes (in thousands of cases) for the beer sold by Barton for the years ended August 31, 1993, 1994 and 1995:

               1993                                      1994                                      1995
--------------------------------------------------------------------------------------------------------------------------
NET SALES                 VOLUME             NET SALES             VOLUME            NET SALES              VOLUME
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
 $158,359                 12,422              $173,883             14,100             $216,159              17,471
--------------------------------------------------------------------------------------------------------------------------

         The Company's principal imported beer brands include:

         Corona: The number one selling beer in Mexico and the second largest selling imported beer in the United States. In addition, the Company believes that Corona is the largest selling import in the territory in which it is distributed by the Company. The Company has represented the supplier of Corona since 1978 and currently sells Corona and its related Mexican beer brands in 25 primarily western states.

         St. Pauli Girl: The fifteenth largest selling imported beer in the United States, and the second largest selling German import.

         Modelo Especial: One of the family of products imported from the supplier of Corona, Modelo Especial is the number one selling canned beer in Mexico and is growing in the United States with 1995 shipments into the United States increasing by 38% over 1994 shipments in the same period.

         Tsingtao: The largest selling Chinese beer in the United States.

         The Company's other imported beer brands include Pacifico and Negra Modelo from Mexico, Peroni from Italy and Double Diamond from the United Kingdom. The Company operates the Stevens Point Brewery, a regional brewer located in Wisconsin, which produces Point Special among other brands.

         Net sales and unit volumes of the Company's beer brands have grown during the previous three fiscal years primarily as a result of the increased sales of Corona and the Company's other Mexican beer brands.

         Distilled Spirits. The Company is the fourth largest supplier of distilled spirits in the United States. The Company produces, bottles, imports and markets a diversified line of quality distilled spirits, and also exports distilled spirits to more than 15 foreign countries. The table below sets forth the net sales (in thousands) and unit volumes (in thousands of 9-liter cases) for the distilled products case goods sold by Barton for the years ended August 31, 1993, 1994 and 1995, and the unit volumes (in thousands of 9-liter cases) and net sales (in thousands) for the brands and products acquired in the UDG Acquisition for the year ended December 31, 1993, and for the twelve months ended August 31, 1994 and 1995:

                                    1993                                  1994                                1995
---------------------------------------------------------------------------------------------------------------------------
                         NET SALES           VOLUME           NET SALES          VOLUME           NET SALES         VOLUME
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Barton (a)                 $82,270            5,529             $81,367           5,370             $81,011          5,503
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
UDG (b)                   $111,676            6,443            $101,916           4,941             $92,136          5,013
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total                     $193,946           11,972            $183,283          10,311            $173,147         10,516
---------------------------------------------------------------------------------------------------------------------------

-----------------------------
 (a) Data for the fiscal years ended August 31, 1993, 1994 and 1995.
 (b) 1993 data is for the fiscal year ended December 31, 1993, and 1994 and 1995 data is for the twelve months ended August 31, 1994 and 1995.

         The Company's leading distilled spirits brands include:

         Fleischmann's Vodka, Gin and Preferred: The fourth largest blended whiskey and domestically bottled gin.

     Barton Gin and Vodka: The fifth largest domestically bottled gin and the fifth largest domestically bottled vodka.

         Mr. Boston: An internationally recognized name with a full line of spirits, including cordials, cocktails, flavored brandies, gin and vodka.

         Canadian LTD: The fifth largest domestically bottled Canadian whisky.

         Ten High  Bourbon:  One of the  leading  bourbon  brands in the  United
States.

         Montezuma: This brand is the second largest selling tequila in the United States.

         Inver House:  The fifth largest domestically bottled Scotch whisky.

         Monte Alban: A premium priced product which the Company believes is the largest selling mezcal in the United States.

     Other products include Skol Vodka, Gin and Rum; Crystal Palace Gin and Vodka; Glenmore spirits; Chi Chi's cocktails; Lauder's, House of Stuart and Highland Mist Scotch whiskies; Old Thompson, Kentucky Gentleman, Kentucky Tavern, Very Old Barton and Tom Moore bourbon whiskeys; di Amore liqueurs; Schenley spirits; Sabroso coffee liqueur; Northern Light, Canadian Host and Canadian Supreme Canadian whiskies and Imperial, Barton Reserve and Barton Premium blended whiskeys. Substantially all of the Company's unit volume consists of products marketed in the price value segment, which the Company believes constituted approximately 48% of the distilled spirits market in calendar 1994.

     Although net sales and unit volumes of the Company's distilled spirits brands were flat over the periods presented, there have been increases in sales of certain product types. Unit volumes of vodka and tequila have increased while Scotch and bourbon have experienced decreases in unit volume.

     During the period from 1993 to 1995, the brands acquired in the UDG Acquisition declined in excess of industry rates. The Company believes that these declines resulted from non- competitive retail pricing and promotional activities. The Company is implementing pricing and promotional activities which it expects will reduce the rate of decline by the end of the Company's 1996 fiscal year.

     In addition to the branded products described above, the Company also sells distilled spirits in bulk and provides contract production and bottling services. These activities accounted for net sales during the twelve month periods ended August 31, 1993, 1994 and 1995 of $10.6 million, $7.0 million and $5.8 million, respectively. The Company expects contract production services to increase significantly in fiscal 1996 as a result of the UDG Acquisition.

MARKETING AND DISTRIBUTION

     The Company's products are distributed and sold throughout the United States through over 1,000 wholesalers, as well as through state alcoholic beverage control agencies. The Company employs a full-time in-house sales organization of approximately 350 people to develop and service its sales to wholesalers and state agencies. The Company's sales force is organized in separate sales divisions: a beer division, a spirits division and a wine division. The Company believes that the organization of its sales force into separate divisions positions it to maintain a high degree of focus on each of its principal product categories. Gross sales to the Company's largest wholesaler, Southern Wine and Spirits, represented 10.6% and 12.3% of the Company's gross sales for the fiscal year ended 1995 and 1994.

     The Company's marketing strategy places primary emphasis upon promotional programs directed at its broad national distribution network (and to the retailers served by that network). The Company closely manages its advertising expenditures in relation to the performance of its brands. The Company has extensive marketing programs for its brands including television, radio, outdoor and print advertising, promotional programs on both a national basis and regional basis in accordance with the strength of the brands, event sponsorship, market research, point-of-sale materials, trade advertising and public relations.

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     The Company's wine and distilled spirits products are sold under a number of trademarks. Most of these trademarks are owned by the Company.

     The Company also produces and sells wines and distilled spirits products under exclusive license or distribution agreements. Significant Agreements include: a long term license agreement with Nabisco Brands Company for a term which expires in 2008 and which automatically renews for successive additional 20 year terms unless cancelled by the Company for the Fleischmann's spirits brands; a long term license agreement with Hiram Walker & Sons, Inc. for a term which expires in 2116 for the Ten High, Crystal Palace, Northern Light and Imperial Spirits brands; and a long term license agreement with The B. Manischewitz Company for a term which expires in 2042 for the Manischewitz brand of kosher wines.

     The Company also has other less significant license and distribution agreements related to the sale of wine and distilled spirits with terms of various durations.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beers from the same country. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 states was renewed effective January 1994 and expires in December 1998 with automatic renewal thereafter for one year periods from year to year unless terminated. Under this agreement, the Mexican supplier has the right to consent to Mr. Goodman's successor as Chairman and Chief Executive Officer of Barton's beer subsidiary, which consent may not be unreasonably withheld, and, if such consent is properly withheld, to terminate the agreement. The Company's agreement for the importation of St. Pauli Girl expires in 1998 with automatic renewal until 2003 unless the Company terminates the agreement. The Company's agreement for the exclusive importation of Tsingtao throughout the entire United States was renewed effective January 1994 and expires in December 1996 with an automatic renewal to December 1999. These agreements may be terminated prior to their expiration dates or the Company will have no right to renew these agreements at the expiration of their terms if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its distribution agreement for its Mexican beers. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. However, given the Company's long term relationships with its suppliers, the Company does not believe that these agreements will be terminated for such reasons.

COMPETITION

     The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution. The
Company's beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores and marketing focus by the Company's wholesalers. The Company competes with numerous multinational producers and distributors of beverage alcohol products, many of which have significantly greater resources than the Company. The Company's principal competitors include E&J Gallo Winery and The Wine Group in the wine category, Van Munching & Co., Molson Breweries USA and Guinness in the imported beer category, and Jim Beam Brands in the distilled spirits category.

PRODUCTION

     The Company's wines are produced from several varieties of wine grapes grown principally in California and New York. The grapes are crushed at the Company's wineries and stored as wine, grape juice or concentrate. Such grape products may be made into wine for sale under the Company's brand names, sold to other companies for resale under their own labels, or shipped to customers in the form of juice, juice concentrate, unfinished wines, high-proof grape spirits or brandy. Most of the Company's wines are bottled and sold within 18 months after the grape crush. The Company's inventories of wines, grape juice and concentrate are usually at their highest levels in November and December, immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush.

     The bourbon whiskeys, domestic blended whiskeys and light whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky, though it may from time to time supplement its inventories through purchases from other distillers. At its Atlanta and Albany, Georgia facilities, the Company produces all of the neutral grain spirits and whiskeys used by it in the production of vodka, gin and blended whiskey sold by it to customers in the state of Georgia. The Company's requirements of Canadian and Scotch whiskies, and tequila, mezcal, and the neutral grain spirits used by it in the production of gin and vodka for sale outside of Georgia, and other spirits products, are purchased from various suppliers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal components in the production of the Company's branded beverage alcohol products are: packaging materials, primarily glass; grapes; and other agricultural products, such as grain.

     The Company utilizes glass and PET bottles and other materials, such as caps, corks, capsules, labels and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company's cost of product sold. The glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company's glass bottle suppliers to satisfy the Company's requirements could adversely affect the Company's operations.

     Most of the Company's annual grape requirements are satisfied by purchases from each year's harvest, which normally begins in August and runs through October. During the 1995 grape growing season, there were industry shortages of a number of grape varieties due largely to growing demand for certain types of wine such as Cabernet Sauvignon, Merlot, White Zinfandel and Chardonnay. Although grape costs declined during the prior two years, the increased demand for certain grape varieties caused grape prices to increase significantly in 1995 over 1994. Because new vineyards can take three to four years to become productive, the Company anticipates that the demand for some grape varieties will continue to exceed supply and that certain grape prices will increase for the 1996 grape harvest. The Company believes that it has adequate sources of grape supplies to meet its sales expectation for fiscal 1996. However, in the event demand for certain wine products exceeds expectations for fiscal 1996, the Company could experience shortages.

     The Company owns no vineyards in California and purchases grapes from over 900 independent growers principally in the San Joaquin Valley and Monterey regions of California and in New York State. The Company enters into written purchase agreements with a majority of these growers on a year-to-year basis. However, in connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company acquired certain long term grape purchase contracts. In addition, the Company's negligible purchases of grapes from the Napa Valley and related regions minimize its exposure to phylloxera and other agricultural risks. However, phylloxera in these regions has caused certain wineries to increase their purchases of grapes from the San Joaquin and Monterey regions. The Company is currently considering the purchase of vineyards to supplement its grape supply.

     The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources, through contractual arrangements and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

GOVERNMENT REGULATION

     The Company's operations are subject to extensive federal and state regulation. These regulations cover, among other matters, sales promotion, advertising and public relations, labeling and packaging, changes in officers or directors, ownership or control, distribution methods and relationships, and requirements regarding brand registration and the posting of prices and price changes. All of the Company's facilities are also subject to federal, state and local environmental laws and regulations and the Company is required to obtain permits and licenses to operate its facilities. The Company believes that it is in compliance in all material respects with all presently applicable governmental laws and regulations and that the cost of administration of compliance with such laws and regulations does not have, and is not expected to have, a material adverse impact on the Company's financial condition or results of operations.

EMPLOYEES

     The Company had approximately 2,150 full-time employees at the end of fiscal 1995, as compared to 2,650 employees at the end of fiscal 1994. The net reduction of 500 employees was due primarily to the consolidation of a number of wine production facilities, both in California and in New York. Subsequent to the UDG Acquisition, the Company has approximately 2,400 full-time employees, approximately 1,000 of whom are covered by collective bargaining agreements. Additional workers may be employed by the Company during the grape crushing season. The Company considers its employee relations to be good.

Item 2.   Properties

     The Company currently operates 13 wineries, three distilling and bottling plants, two bottling plants and a brewery, all of which include warehousing and distribution facilities on the premises. The Company considers its principal facilities to be the Mission Bell winery in Madera, California; the Canandaigua, New York winery; the Monterey Cellars winery in Gonzales, California; the distilling and bottling facility located in Bardstown, Kentucky; and the bottling facility located in Owensboro, Kentucky.

     In New York, the Company operates three wineries located in Canandaigua, Naples and Batavia. The lease for the Hammondsport, New York winery facility, entered into in connection with the Vintners Acquisition, expired in April 1995. Production at this facility was consolidated at the Company's other New York wineries.

     The Company currently operates 10 winery facilities in California. The Mission Bell winery is a crushing, wine production, bottling and distribution facility and a grape juice concentrate production facility. The Mission Bell winery has absorbed the production of the Central Cellars winery, which has been closed and is expected to be sold. The Monterey Cellars winery is a crushing, wine production and bottling facility. As part of the Restructuring Plan, during fiscal 1995, substantially all of the branded wine bottling operations at the Monterey Cellars winery, where Paul Masson and Taylor California Cellars were bottled, were moved to the Mission Bell winery. The other wineries operated in California are located in Escalon, Lodi, McFarland, Madera, Fresno and Ukiah. The Escalon facility is operated under a long term lease with an option to buy.

     The Company operates five facilities that produce, bottle and store distilled spirits. It owns production, bottling and storage facilities in Bardstown, Kentucky, and Atlanta and Albany, Georgia, and operates bottling plants in Owensboro, Kentucky and Carson, California, which is near Los Angeles. The Carson plant is operated under a management contract, which is scheduled to expire on December 31, 1997, subject to a one year extension at the option of the plant lessor. The Carson plant receives distilled spirits in bulk from Bardstown and outside vendors, which it bottles and distributes. The Company also performs contract bottling at the Carson plant. The Bardstown facility distills, bottles and warehouses whiskey for the Company's account and on a contractual basis for other participants in the industry. The Owensboro facility bottles and warehouses whiskey for the Company's account and performs contract bottling. The Company also owns production plants in Atlanta and Albany, Georgia, which produce vodka, gin and blended whiskeys.

     The Company owns a brewery in Stevens Point, Wisconsin where it produces and bottles Point beer and contract brews and packages for a variety of brewing and other food and beverage industry members. In addition, the Company owns and maintains its corporate headquarters in Canandaigua, New York, and leases office space in Chicago, Illinois for its Barton headquarters.

     The Company believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

     Most of the Company's real property has been pledged under the terms of collateral security mortgages as security for the payment of outstanding loans under the Amended Credit Facility (as defined below in Item 7 of this Report under "Financial Liquidity and Capital Resources").

Item 3.   Legal Proceedings

     The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

     In connection with an investigation in the State of New Jersey into regulatory trade practices in the beverage alcohol industry, one employee of the Company was arrested in March 1994 and another employee subsequently came under investigation in connection with providing "free goods" to retailers in violation of New Jersey beverage alcohol laws. A proposed consent order has been received from the appropriate regulatory agency by the Company which would, when finalized, fully resolve the matter without any material effect on the Company.

     On November 13, 1995, a purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New
York, Ventry, et al. v. Canandaigua Wine Company, Inc., et al. (the "Ventry Class Action"). On November 16, 1995 another purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, Brickell Partners, et al. v. Canandaigua Wine Company, Inc., et al. (the "Brickell Class Action" and together with the Ventry Class Action, the "Class Actions"). The defendants in the Class Actions are the Company, Richard Sands and Lynn K. Fetterman. The Class Actions assert violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to recover damages in an unspecified amount which allegedly the class members sustained by purchasing the Company's common stock at artificially inflated prices. The complaints in the Class Actions allege that the Company's public documents and statements were materially incomplete and, as a result, misleading.

     The Class Actions were filed after the Company announced its results of operations for the year ended August 31, 1995 on November 9, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Year Ended August 31, 1995 Compared to Fiscal Year Ended August 31, 1994" included in this Report. These results were below the expectations of analysts and on November 10, 1995 the price of the Company's Class A common stock fell approximately 38% and the price of the Company's Class B common stock fell approximately 30%.

        The Company believes that the Class Actions are without merit and intends to vigorously defend the Class Actions.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information with respect to the executive officers of the Company:

NAME              AGE   OFFICE HELD
Marvin Sands      71    Chairman of the Board
Richard Sands     44    President and Chief Executive Officer
Robert Sands      37    Executive Vice President, General Counsel and Secretary
Ellis M. Goodman  58    Executive Vice President of the Company
                         and Chief Executive Officer of Barton Incorporated
Lynn K. Fetterman 48    Senior Vice President and Chief Financial Officer
Daniel C. Barnett 45    Senior Vice President and President of Wine Division
Bertram E. Silk   63    Senior Vice President

     Marvin Sands is the founder of the Company, which is the successor to a business he started in 1945. He has been a director of the Company and its predecessor since 1946 and was Chief Executive Officer until October 1993. Marvin Sands is the father of Richard Sands and Robert Sands.

     Richard Sands, Ph.D., has been employed by the Company in various capacities since 1979. He was elected Executive Vice President and a director in 1982, became President and Chief Operating Officer in May 1986 and was elected
Chief Executive Officer in October 1993. He is a son of Marvin Sands and the brother of Robert Sands.

     Robert Sands was appointed Executive Vice President, General Counsel in October 1993. In January 1995, he was appointed Secretary of the Company. He was elected a director of the Company in January 1990 and served as Vice President, General Counsel since June 1990. From June 1986, until his appointment as Vice President, General Counsel, Mr. Sands was employed by the Company as General Counsel. He is a son of Marvin Sands and the brother of Richard Sands.

     Ellis M. Goodman has been a director and Vice President since July 1993 and was elected Executive Vice President in October 1993. Mr. Goodman has been Chief Executive Officer of Barton Incorporated since 1987 and Chief Executive Officer of Barton Brands, Ltd. (predecessor to Barton Incorporated) since 1982.

     Lynn K. Fetterman joined the Company during April 1990 as its Vice President, Finance and Administration, Secretary and Treasurer and was elected Senior Vice President, Chief Financial Officer and Secretary in October 1993. For more than ten years prior to that, he was employed by Reckitt and Colman in various executive capacities, including Vice President, Finance of its Airwick Industries Division and Vice President, Finance of its Durkee-French Foods Division. Mr. Fetterman's most recent position with Reckitt and Colman was as its Vice President-Controller. Reckitt and Colman's principal business relates to consumer food and household products.

     Daniel C. Barnett joined the Company during November 1995 as its Senior Vice President and President of the Wine Division. From July 1994 to October 1995, Mr. Barnett served as President and Chief Executive Officer of Koala Springs International, a juice beverage company. Prior to that, from

April 1991 to June 1994, Mr. Barnett was Vice President and General Manager of Nestle USA's beverage businesses. From October 1988 to April 1991, he was President of Weyerhaeuser's baby diaper division.

     Bertram E. Silk has been a director and Vice President of the Company since 1973 and was elected Senior Vice President in October 1993. He has been employed by the Company since 1965. Currently, Mr. Silk is in charge of the Company's grape grower relations in California. Before moving from Canandaigua, New York to California in 1989, Mr. Silk was in charge of production for the Company. From 1989 to August 1994, Mr. Silk was in charge of the Company's grape juice concentrate business in California.

                                 PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The Company's Class A Common Stock and Class B Common Stock are quoted on the Nasdaq National Market under the symbols "WINEA" and "WINEB", respectively. The following table sets forth for the periods indicated the high and low sales prices of the Class A Common Stock and the Class B Common Stock as reported on the Nasdaq National Market.

--------------------------------------------------------------------------------------------------------------------------------
                                CLASS A STOCK
--------------------------------------------------------------------------------------------------------------------------------
                                                  Fiscal 1995                                     Fiscal 1994

                                                   High                     Low                   High                     Low
--------------------------------------------------------------------------------------------------------------------------------
1st Quarter                                      $34.25                  $29.75                 $25.75                  $21.00
--------------------------------------------------------------------------------------------------------------------------------
2nd Quarter                                      $40.50                  $33.25                 $32.00                  $25.50
--------------------------------------------------------------------------------------------------------------------------------
3rd Quarter                                      $44.75                  $33.50                 $30.50                  $20.25
--------------------------------------------------------------------------------------------------------------------------------
4th Quarter                                      $48.00                  $40.50                 $30.75                  $22.25
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                CLASS B STOCK
--------------------------------------------------------------------------------------------------------------------------------
                                                  Fiscal 1995                                     Fiscal 1994

                                                   High                     Low                   High                     Low
--------------------------------------------------------------------------------------------------------------------------------
1st Quarter                                      $34.50                  $30.50                $25.375                 $20.50
--------------------------------------------------------------------------------------------------------------------------------
2nd Quarter                                      $40.00                  $33.00                 $32.50                 $25.625
--------------------------------------------------------------------------------------------------------------------------------
3rd Quarter                                      $45.50                  $35.25                 $30.00                  $25.00
--------------------------------------------------------------------------------------------------------------------------------
4th Quarter                                      $47.75                  $43.00                 $32.00                  $25.00
--------------------------------------------------------------------------------------------------------------------------------

     At November 22, 1995 the number of holders of record of Class A Common Stock and Class B Common Stock of the Company were 1,268 and 370, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current bank credit agreement prohibits and the Company's indenture for its 8 3/4% Senior Subordinated Notes due 2003 restricts the payment of cash dividends.

Item 6.  Selected Financial Data

                                                                             YEARS ENDED AUGUST 31,
                                           ----------------------------------------------------------------------------------

                                                  1991             1992             1993             1994               1995

                                                                     (in thousands, except per share data)

Sales:

  Gross, including excise taxes                $212,637         $305,118         $389,417         $861,059           $1,185,074

  Less-excise taxes                             (36,078)         (59,875)         (83,109)        (231,475)            (278,530)
                                                -------          -------          -------         --------            ---------

    Net sales                                   176,559          245,243          306,308          629,584              906,544


Cost of product sold                           (131,064)        (174,686)        (214,931)        (447,211)            (653,811)
                                                -------          -------          -------         --------            ---------


    Gross profit                                 45,495           70,557           91,377          182,373              252,733

Selling, general and
  administrative expenses                       (30,184)         (46,491)         (59,983)        (121,388)            (159,196)

Nonrecurring restructuring expense                 -                -                -             (24,005)               (2,238)
                                                 -------          -------          -------         --------            ---------

    Operating income                             15,311           24,066           31,394           36,980                91,299

Interest income                                     955              328              147              311                   520

Interest expense                                 (4,586)          (6,510)          (6,273)         (18,367)              (25,121)
                                                 -------          -------          -------         --------             ---------
    Income before provision
      for income taxes                           11,680           17,884           25,268           18,924                66,698

Provision for federal and state
  income taxes                                   (3,970)          (6,528)          (9,664)          (7,191)              (25,678)
                                                -------          -------          -------         --------             ---------

Net income                                       $7,710          $11,356          $15,604          $11,733               $41,020
                                                =======          =======          =======         ========            ==========

Net income per common share:

  Primary                                         $0.84            $1.08            $1.30           $0.74                $2.14
                                                =======          =======          =======         ========            ==========
  Fully diluted                                  $  -              $1.01            $1.20           $0.74                $2.13
                                                =======          =======          =======         ========            ==========

Total assets                                   $147,207         $217,835         $355,182         $826,562              $785,921
                                                =======          =======          =======         ========            ==========
Long-term debt                                  $62,278          $61,909         $108,303         $289,122              $198,859
                                                =======          =======          =======         ========            ==========

For fiscal years ended August 31, 1995, 1994 and 1993, see Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 of this Report and Notes to Consolidated Financial Statements as of August 31, 1995 under Item 8 of this Report.

Per share amounts have been appropriately adjusted to reflect the Company's three-for-two stock splits declared on September 26, 1991 and June 1, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations of the Company

     The Company has realized significant growth in sales and profitability over recent years primarily as a result of acquisitions. The Company acquired the outstanding capital stock of Barton on June 29, 1993, the assets of Vintners on October 15, 1993 and the Almaden/Inglenook Product Lines on August 5, 1994. The Company's results of operations for the 1994 fiscal year include the results of operations of Vintners from October 15, 1993, the date of the Vintners Acquisition, until the end of the period, and the results of operations of the Almaden/Inglenook Product Lines from August 5, 1994, the date of the Almaden/Inglenook Acquisition, until the end of the period.

     On September 1, 1995, the Company acquired the Mr. Boston, Canadian LTD, Skol, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; the U.S. rights to the Inver House, Schenley and El Toro distilled spirits brands; the rights to the Fleischmann's and Chi Chi's distilled spirits brands under long term license agreements; related inventories and other assets; and two production facilities located in Owensboro, Kentucky and Albany, Georgia. In addition, the transaction included multiyear agreements under which UDG will supply Barton with bulk whisky and Barton will supply UDG with services including continued packaging of various UDG brands. Also, in addition to the assets acquired in the transaction, at closing, Barton purchased from UDG certain brandy inventories and packaging supplies related to the contract production arrangements with UDG. The Company financed the UDG Acquisition through an amendment to its Credit Facility (as defined below), primarily through an increase in its Term Loan facility under the Credit Facility. The UDG Acquisition is significant to the Company and will have a material impact on the Company's future results of operations. The UDG Acquisition has significantly strengthened the Company's position in the United States distilled spirits industry. As a result of the UDG Acquisition the Company's distilled spirits market share doubled and the Company entered the profitable cordial and liqueur categories.

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                                   Year Ended August 31,
                                                               1993           1994            1995
                                                               ----           ----            ----
Net Sales                                                     100.0%         100.0%          100.0%
Cost of Product sold                                           70.2           71.0            72.1
                                                              -----          -----           -----
  Gross profit                                                 29.8           29.0            27.9
Selling, general and administrative expenses                   19.6           19.3            17.6

Nonrecurring restructuring expenses                              -             3.8             0.2
                                                              -----          -----           -----
  Operating income                                             10.2            5.9            10.1
Interest expense, net                                           1.9            2.9             2.7
                                                              -----          -----           -----
  Income before provision for income taxes                      8.3            3.0             7.4
Provision for federal and state income taxes                    3.2            1.1             2.9
                                                              -----          -----           -----
  Net income                                                    5.1%           1.9%            4.5%
                                                              =====          =====           =====

Fiscal Year Ended August 31, 1995 Compared to Fiscal Year Ended August 31, 1994

     Net Sales

     Net sales for the 1995 fiscal year increased to $906.5 million from $629.6 million for the fiscal year ended August 31, 1994, an increase of $276.9 million, or approximately 44.0%. This increase resulted from the inclusion of
(i) $234.7 million of net sales of products acquired in the Almaden/Inglenook Acquisition; (ii) an overall increase of $25.8 million in net sales of Company products, excluding the impact of the net sales of products that were acquired during fiscal 1994; and (iii) an additional $16.4 million of net sales of Vintners' products resulting from inclusion of these products in the Company's portfolio for the entire first quarter of fiscal 1995 versus only six weeks in the first quarter of fiscal 1994. Excluding the impact of the additional six weeks of net sales of Vintners' products during the first quarter of fiscal 1995 and all of the net sales resulting from the Almaden/Inglenook Acquisition during the 1995 fiscal year, the Company's net sales increased 4.1% as compared to the fiscal year ended August 31, 1994. This was principally due to increased net sales of imported beer brands and varietal table wines.

     For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the Vintners and Almaden/Inglenook Acquisitions have been included in the entire period for the fiscal year ended August 31, 1995 and included for the same period during the fiscal year ended August 31, 1994, part of which was prior to the Vintners Acquisition and the Almaden/Inglenook Acquisition.

     The table below sets forth the net sales (in thousands) and unit volumes (in thousands) for the branded beverage alcohol products, branded wine products, each category of branded wine products, beer and spirits brands sold by the Company for the 1995 and 1994 fiscal years:

                                   Fiscal Year 1995 compared to Fiscal Year 1994

                                                           Net Sales                                          Unit Volume(1)
                                                                       % Increase                                      % Increase
                                       1995             1994           (Decrease)         1995          1994           (Decrease)
                                       ----             ----           ----------         ----          ----           ----------
Branded Beverage Alcohol
Products                               $795,290         $750,180          6.0%            50,547      47,688              6.0%
Branded Wine Products                  $487,101         $486,838          0.1%            28,019      28,657             (2.2%)
Non-varietal wines                     $223,391         $234,541         (4.8%)           14,577      15,594             (6.5%)
Varietal wines                         $128,679         $106,559         20.8%             6,032       4,943             22.0%
Dessert wines                          $68,094          $71,320          (4.5%)            4,474       4,794             (6.7%)
Sparkling wines                        $66,937          $74,418         (10.1%)            2,936       3,326            (11.7%)
Beer                                   $216,159         $173,883         24.3%            17,471      14,100             23.9%
Spirits                                $81,011          $81,368          (0.4%)            4,654       4,591              1.4%

(1) Unit volumes for wine products are in thousands of cases, for beer in thousands of cases and for spirits in thousands of cases.

     Net sales and unit volume of the Company's branded beverage alcohol products for the fiscal year ended August 31, 1995 each increased 6.0% as compared to the fiscal year ended August 31, 1994. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

     Net sales and unit volume of the Company's branded wine products for fiscal 1995 increased 0.1% and decreased 2.2%, respectively, as compared to fiscal 1994. These results were primarily due to lower non-varietal table wine, sparkling wine and dessert wine sales offset by improved varietal wine sales. The Company's results were also negatively affected by a backlog in fulfilling orders at the end of fiscal 1995 due to production and shipment delays associated with the relocation of West Coast bottling operations to the Company's Mission Bell winery under the Restructuring Plan. The Company expects the backlog to be substantially eliminated in the first quarter fiscal 1996. The Company is also in the process of increasing prices on selected branded wine products during fiscal 1996 in response to increased grape costs associated with the 1995 harvest and to phase out introductory pricing on recently introduced line extensions of varietal wine products.

     Net sales and unit volume of the Company's non-varietal table wine brands for fiscal 1995 declined 4.8% and 6.5%, respectively, as compared to fiscal 1994. The Company believes these declines are consistent with a general decline in the consumption of non-varietal table wine products, reflecting changing consumer preferences toward varietal table wines.

     Net sales and unit volume of the Company's varietal table wine brands for fiscal 1995 increased 20.8% and 22.0%, respectively, as compared to fiscal 1994, primarily from increased sales of most of the Company's varietal table wine brands. These increases reflect the continuation of the Company's strategy to expand distribution into new markets and increase penetration of existing markets primarily through line extensions and promotional activities. As part of this strategy, the Company also offered certain new and existing products at highly competitive prices.

     Net sales and unit volume of the Company's dessert wine brands for fiscal 1995 decreased 4.5% and 6.7%, respectively, compared to fiscal 1994. The Company believes those declines are consistent with a general decline in consumption of dessert wines. Declines in the Company's beverage dessert wines were partially offset by growth in higher priced traditional dessert wines such as port and sherry.

     Net sales and unit volume of the Company's sparkling wine brands for fiscal 1995 declined 10.1% and 11.7%, respectively, compared to fiscal 1994. These declines were primarily the result of strong competition and weak consumer demand for sparkling wine.

     Net sales and unit volume of the Company's beer brands for fiscal 1995 increased 24.3% and 23.9%, respectively, compared to fiscal 1994. These increases resulted primarily from increased sales of the Company's Corona brand and its other Mexican beer brands. The Company does not anticipate that sales of imported beers will continue to grow at such rates.

     Net sales and unit volume of the Company's spirits brands for fiscal 1995 decreased 0.4% and increased 1.4%, respectively, compared to fiscal 1994. The unit volume growth is due to increased shipments of vodka, tequila and brandy.

     Gross Profit

     Gross profit for the fiscal year ended August 31, 1995 increased to $252.7 million from $182.4 million for the fiscal year ended August 31, 1994, an increase of $70.3 million, or approximately 38.6%. This increase resulted from the inclusion of the Almaden/Inglenook Product Lines with those of the Company, and to a lesser extent from increased sales of imported beer brands and the inclusion of Vintners' product lines with those of the Company. The Company's gross profit as a percentage of net sales decreased to 27.9% for the fiscal year ended August 31, 1995 from 29.0% for the fiscal year ended August 31, 1994. The Company's gross profit percentage decreased as a result of the inclusion of operations acquired in the Almaden/Inglenook Acquisition, which had a lower gross profit percentage than the remainder of the Company's operations, and reduced gross profit percentages on sales of certain of the Company's table wine brands in fiscal 1995 as compared to fiscal 1994.

     The cost of grapes, a major component of the Company's raw materials for its winemaking, increased significantly for the 1995 harvest compared with the 1994 harvest, and is expected to further increase in the 1996 harvest. The Company uses the last in, first out (LIFO) method of valuing its inventories. The increased grape costs associated with the 1995 grape harvest will therefore increase the Company's costs of goods sold beginning in the first quarter of fiscal 1996. As a result, gross profit margins for the Company's wine business could be adversely affected during fiscal 1996.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the fiscal year ended August 31, 1995 increased to $159.2 million from $121.4 million for the fiscal year ended August 31, 1994, an increase of $37.8 million, or approximately 31.1%. This increase primarily resulted from the additional expenses associated with the sales and marketing of the products acquired in the Almaden/Inglenook Acquisition, and to a lesser extent higher advertising and promotion expenses associated with certain wine brands. As a percentage of net sales, selling, general and administrative expenses decreased to 17.6% for fiscal 1995 as compared to 19.3% for fiscal 1994 as a result of increased economies of scale.

     Nonrecurring Restructuring Expenses

     In fiscal 1995 the Company incurred a nonrecurring restructuring charge of $2.2 million related to its Restructuring Plan which reduced net income per share by $0.07 on a fully diluted basis as compared to a nonrecurring restructuring charge of $24 million in fiscal 1994, also related to the Restructuring Plan, which reduced net income per share by $0.91 on a fully diluted basis. (See "Financial Liquidity and Capital Resources" and the footnotes to the financial statements included in this Report.)

     Interest Expense, Net

     Net interest expense increased $6.5 million to $24.6 million in the fiscal year ended August 31, 1995, as compared to the fiscal year ended August 31, 1994. The increase is primarily due to borrowings related to the Vintners and Almaden/Inglenook Acquisitions.

     Net Income

     Net income for the fiscal year ended August 31, 1995 increased to $41.0 million from $11.7 million for the fiscal year ended August 31, 1994, an increase of $29.3 million, or approximately 249.6%. Fully diluted earnings per share increased to $2.13 in the fiscal year ended August 31, 1995 from $0.74 in the fiscal year ended August 31, 1994, a 187.8% improvement.

     Excluding the impact of the nonrecurring restructuring expenses, net income was $42.4 million in fiscal 1995 as compared to $26.6 million in fiscal 1994. This represents an improvement in net income of $15.8 million or 59.4%. Excluding the impact of the nonrecurring restructuring expenses, fully diluted earnings per common share increased to $2.20 from $1.65, an increase of 33.3%. These increases were due to the contribution of the Almaden and Inglenook brands and other products acquired in the Almaden/Inglenook Acquisition and increased sales of imported beer brands.

Fiscal Year Ended August 31, 1994 Compared to Fiscal Year Ended August 31, 1993

     Net Sales

     Net sales for the Company's 1994 fiscal year increased to $629.6 million from $306.3 million for the fiscal year ended August 31, 1993, an increase of $323.3 million, or approximately 106%. The increase resulted from the inclusion of (i) an additional 10 months of Barton's net sales during the fiscal year ended August 31, 1994, amounting to $210.6 million, as compared to two months of Barton's net sales in the same period a year ago, (ii) $119.2 million of net sales of Vintners' products from October 15, 1993, the date of the Vintners Acquisition and (iii) $17.1 million of net sales of products acquired in the Almaden/Inglenook Acquisition from August 5, 1994, the date of the
Almaden/Inglenook Acquisition. Excluding the impact of the Acquisitions, the Company's net sales decreased $23.5 million, or 9.2%, when compared to the same period a year ago. This was principally due to a decrease in net sales of the Company's non-branded products, specifically grape juice concentrate, and to lower sales of the Company's dessert wines.

     For purposes of computing the comparative data below, sales of branded wine products acquired in the Vintners and Almaden/Inglenook Acquisitions have been included in the fiscal year ended August 31, 1994, from the acquisition dates through August 31, 1994, and included for the same periods during the fiscal year ended August 31, 1993, prior to both acquisitions. Further, sales of branded products acquired in the Barton Acquisition have been included for the entire fiscal year ended August 31, 1994, and included for the same period during the fiscal year ended August 31, 1993, ten months of which were prior to the Barton Acquisition.

     Net sales and unit volume of the Company's branded beverage alcohol products for the fiscal year ended August 31, 1994 have increased 0.7% and 1.1%, respectively, as compared to the same period a year ago. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and, to a lesser extent, increased net sales and unit volume of the Company's varietal table wine brands.

     Net sales and unit volume of the Company's branded wine products for the fiscal year ended August 31, 1994 declined 4.6% and 6.0%, respectively, as compared to the same period a year ago. These decreases were due to lower sales of branded wine products acquired from Vintners and, to a lesser extent, to lower sales of the Company's branded wine products, exclusive of branded wine products acquired from Vintners.

     Net sales and unit volume of the Company's varietal table wine brands for the fiscal year ended August 31, 1994 increased 2.3% and 6.4%, respectively, reflecting increases in substantially all of the Company's varietal table wine brands except for varietal table wine brands acquired from Vintners which declined 13.2% and 3.1%, in net sales and unit volume, respectively. Net sales and unit volume of the Company's non-varietal table wine brands for the same period were down 4.8% and 5.8%, respectively, principally due to lower sales of non-varietal table wine brands acquired from Vintners. Net sales and unit volume of sparkling wine brands each decreased 2.1% in the fiscal year ended August 31, 1994, versus the same period a year ago. This was principally due to a general decline in most of the Company's sparkling wine brands with the exception of J. Roget. Net sales and unit volume of the Company's dessert wine brands were down 11.1% and 13.2%, respectively, in the fiscal year ended August 31, 1994, versus the same period a year ago. The Company's net sales and unit volume of dessert wine brands have declined over the last three years. These declines can be attributed to a general decline in dessert wine consumption in the United States. For the fiscal year ended August 31, 1994, net sales of branded dessert wines constituted less than 12% of the Company's overall net sales. Notwithstanding this, net sales and unit volume of the premium dessert wine brands acquired from Vintners increased and remained flat, respectively, in the fiscal year ended August 31, 1994, versus the same period a year ago.

     Net sales and unit volume of the Company's beer brands for the fiscal year ended August 31, 1994 increased by 12.9% and 13.3%, respectively, when compared to net sales and unit volume of these beer brands with respect to the same period a year ago, part of which was prior to the Barton Acquisition. These increases resulted primarily from increased sales of the Company's Corona brand and other Mexican beer brands, and increased sales of its St. Pauli Girl and Point brands. The Company's new agreement to continue to distribute Corona and its other Mexican beer brands expires in December 1998.

     Net sales and unit volume of the Company's spirits case goods for the fiscal year ended August 31, 1994 were down 1.5% and up 0.4%, respectively, as compared to net sales and unit volume of these spirits case goods with respect to the same period a year ago, part of which was prior to the Barton Acquisition. This decrease in net sales was primarily due to lower net sales of the Company's aged whiskeys (i.e., Canadian, bourbon and Scotch whiskeys), which was partially offset by increased net sales of the Company's blended whiskey, tequila and liqueur brands.

     Gross Profit

     Gross profit increased to $182.4 million in the fiscal year ended August 31, 1994, from $91.4 million in the fiscal year ended August 31, 1993, an increase of $91.0 million, or approximately 100%. This increase in gross profit resulted from the inclusion of the operations of Barton, Vintners and the Almaden/Inglenook Product Lines with those of the Company. Gross profit as a percentage of net sales decreased to 29.0% in the fiscal year ended August 31, 1994, from 29.8% in the fiscal year ended August 31, 1993. The Company's gross margin decreased primarily as a result of the inclusion of Barton's and Vintners' operations into the Company.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $121.4 million in the fiscal year ended August 31, 1994, from $60.0 million in the fiscal year ended August 31, 1993, an increase of $61.4 million, or approximately 102%. This increase resulted from the additional selling, general and administrative expenses associated with the operations of Barton and Vintners and higher advertising and promotional spending on brands the Company owned prior to the Barton and Vintners Acquisitions.

     Nonrecurring Restructuring Expenses

     As a result of the Restructuring Plan, the Company recorded a restructuring charge in the fourth quarter of fiscal 1994 which reduced after-tax income for fiscal 1994 by $14.9 million, or $0.91 per share on a fully diluted basis. See "Financial Liquidity and Capital Resources" and the footnotes to the financial statements included in this Report.

     Interest Expense, Net

     Interest expense, net increased to $18.1 million in the fiscal year ended August 31, 1994, from $6.1 million in the fiscal year ended August 31, 1993, an increase of $12.0 million. The increase resulted primarily from borrowings related to the Barton, Vintners and Almaden/Inglenook Acquisitions.

     Net Income

     Net income decreased to $11.7 million in the fiscal year ended August 31, 1994, from $15.6 million in the fiscal year ended August 31, 1993, a decrease of $3.9 million, or approximately 24.8%. The decrease in net income resulted primarily from the restructuring charge of $24 million which reduced after-tax net income by $14.9 million. Exclusive of the impact of the restructuring charge, net income increased 71% to $26.6 million, or $1.65 of fully diluted earnings per common share, compared with net income of $15.6 million or $1.20 of fully diluted earnings per common share in fiscal 1993. See "Nonrecurring Restructuring Expenses" and "Financial Liquidity and Capital Resources."

Financial Liquidity and Capital Resources

     General

     The Company's principal use of cash in its operating activities is for purchasing and carrying inventory of raw materials, inventories in process and finished goods. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual fall grape harvests when the Company has relied on short-term borrowings. The annual grape crush normally begins in August and runs through October. The Company generally begins purchasing grapes in August with payments for such grapes beginning to come due in September. The Company's short-term borrowings to support such purchases generally reach their highest levels in November or December. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings.

     Fiscal Year 1995 Cash Flows

     Operating Activities

     Net cash provided by operating activities in fiscal 1995 was $73.3 million, compared to $27.2 million in fiscal 1994 or an increase of 170%, primarily due to increased net income, adjusted for non-cash items. In addition, lower inventories and accounts receivable, which were partially offset by lower accounts payable and accrued expenses, also contributed to operating cash flows. Inventories declined as a result of implementation of strategies designed to lower inventory levels while accounts receivable were lower primarily due to an improved rate of collection. Accounts payable and accrued expenses declined as a result of the lower inventory levels and lower accruals resulting primarily from the cancellation of certain adverse grape contracts in fiscal 1995.

     Investing Activities and Financing Activities

     Capital expenditures for fiscal 1995 were $37.1 million, an increase of $29.3 million as compared to fiscal 1994, which included $19.1 million of capital expenditures related to the Restructuring Plan. In addition, the Company paid $28.3 million in fiscal 1995 relating to Earn-Out payments (as defined below) to the former Barton stockholders, as compared to $4.0 million in fiscal 1994.

     Notes Payable were $19.0 million at August 31, 1994 and increased in fiscal 1995 by $50.1 million for seasonal working capital needs, capital expenditures and the Earn-Out payments. These borrowings were then repaid in full by the application of $22.1 million from the proceeds of the Company's November 18, 1994 sale of 3 million shares of its Class A Common Stock to the public at a price of $33.50 per share in simultaneous United States and international offerings (the "Offerings") and $47.0 million from the proceeds of additional Term Loan borrowings.

     Debt, other than Notes Payable, was $320.1 million at August 31, 1994, and decreased $92.1 million in fiscal 1995, due to scheduled debt repayments of $27.9 million, prepayment of $112.0 million of the Term Loan, of which $82.0 million represented a portion of the proceeds from the Offerings, offset by additional Term Loan borrowings of $47.0 million under the Credit Facility and other borrowings of $0.8 million.

     The Company's Credit Facility

     During fiscal 1994 the Company, its principal operating subsidiaries, and a syndicate of 21 banks for which The Chase Manhattan Bank (NA) ("Chase") acts as agent, entered into a Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated June 29, 1993 (the "Credit Facility"). On August 31, 1995 the Credit Facility provided for (i) a $91.0 million Term Loan facility ("Term Loans"), (ii) a $185.0 million Revolving Loan facility ("Revolving Loans"), and (iii) a $25 million Irrevocable Standby Letter of Credit ( the "Barton Letter of Credit") related to the Barton Acquisition Earn-Out payments (as defined below). As of August 31, 1995 the Company had under the Credit Facility outstanding Term Loans of $91.0 million; no outstanding Revolving Loans, undrawn Revolving Letters of Credit of $4.7 million and the undrawn $25.0 million Barton Letter of Credit. At August 31, 1995 the Company had $172.5 million available to be drawn in Revolving Loans.

     On September 1, 1995 the Company and a syndicate of 20 banks (the "Syndicate Banks"), which were substantially the same banks that participated in the Credit Facility, entered into a Third Amended and Restated Credit Agreement (the "Amended Credit Facility"). The Amended Credit Facility provides for (i) a $246 million Term Loan facility due in August 2001, (ii) a $185 million Revolving Loan facility which expires in June 2001 and (iii) the existing $25 million standby irrevocable Barton Letter of Credit, which expires in December, 1996.

    The Revolving Loans and the Term Loan at the Company's option, can be either a base rate loan or a Eurodollar rate loan. In addition, the Revolving Loans can be a money market loan. A base rate loan bears interest at the rate per annum equal to the higher of (1) the federal funds rate for such day plus 1/2 of 1%, or (2) the Chase prime commercial lending rate. A Eurodollar rate loan bears interest at LIBOR plus a margin of .75%. The interest rate margin for Eurodollar rate loans may be decreased by up to .25% or increased by up to .5% depending on the Company's debt coverage ratio (as defined in the Amended Credit Facility). The interest rate on a money market loan is determined by a competitive bid process among the Syndicate Banks.

     On September 1, 1995 the Company borrowed an additional $155,000,000 through the Term Loan facility to finance the UDG Acquisition. As of November 22, 1995 the Company had outstanding Term Loans in a principal amount of $246.0 million bearing interest at 6.6% with quarterly principal payments of $10.0 million commencing on December 15, 1995 and a final payment of $16.0 million in August 2001. The Company may prepay the principal of the Term Loans and the Revolving Loans at its discretion and must prepay the principal with 65% of its annual excess cash flow, proceeds from the sale of certain assets and the net proceeds of any issuance of equity.

     The $185 million Revolving Loan facility may be utilized by the Company either in the form of Revolving Loans or as Revolving Letters of Credit up to a maximum of $12.0 million. Additionally, availability of Revolving Loans is subject to a formula based on the amount of certain eligible receivables and certain eligible inventory and is reduced by the principal amount of Revolving Letters of Credit. As of November 22, 1995 there were outstanding

Revolving Loans of $95.0 million bearing interest at 6.6%, undrawn Revolving Letters of Credit of $4.7 million and $85.3 million available to be drawn in Revolving Loans. The proceeds from the $95.0 million increase in the Revolving Loans since August 31, 1995 were used to fund the purchase of grapes during the 1995 grape harvest and are expected to be repaid with cash from operating activities. The Revolving Loans are required to be prepaid in such amounts that, for a period of thirty consecutive days during the last two fiscal quarters of each fiscal year, the aggregate amount of Revolving Loans outstanding, together with drawn and undrawn Revolving Letters of Credit, will not exceed $50.0 million.

     The Barton Letter of Credit is an existing letter of credit currently issued in the face amount of $25.0 million. This amount represents the full amount committed under the Amended Credit Facility. On January 1, 1996, the face amount of the Barton Letter of Credit will be reduced to $15 million and will terminate on December 31, 1996. The Company must pay commitment and other fees based on the undrawn face amount of the Barton Letter of Credit. In the event a beneficiary makes a demand for payment under the Barton Letter of Credit, the Company must pay to the issuing bank the amount of such demand at or prior to the date the payment is to be made by the issuing bank to the beneficiary, and the Company must inform the bank if the Company is borrowing to make that payment.

     Each of the Company's operating subsidiaries has guaranteed, jointly and severally, the Company's obligations under the Amended Credit Facility. The Syndicate Banks have been given security interests in substantially all of the assets of the Company and its subsidiaries. The Company and its subsidiaries are subject to customary secured lending covenants including those restricting additional liens, the incurrence of additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates, the making of certain investments and certain other fundamental changes. The Company and its subsidiaries are also required to maintain a minimum level of interest rate protection instruments and the following financial covenants above specified levels: debt coverage ratio; tangible net worth; fixed charges ratio; and operating cash flow to interest expense. Among the most restrictive covenants contained in the Amended Credit Facility, the Company is required to maintain a fixed charges ratio not less than 1.0 to 1.0 at the last day of each fiscal quarter for the most recent four quarter periods.

     Senior Subordinated Notes

     In connection with the Vintners Acquisition, the Company borrowed $130 million under a subordinated bank loan. The Company repaid the subordinated bank loan in December, 1993 from the proceeds of the sale of its $130 million 8.75% Senior Subordinated Notes due 2003 (the "Notes") together with Revolving Loan borrowing. The Notes are due in 2003 with a stated interest rate of 8.75% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998. The Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the Amended Credit Facility. The Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.

     Payments to Former Barton Stockholders

     Pursuant to the Barton Acquisition, the Company is obligated to make payments of up to an aggregate amount of $57.3 million to the former Barton stockholders (the "Barton Stockholders") which payments are payable over a three-year period ending November 29, 1996 (the "Earn-Out"). The first payment to the Barton Stockholders of $4.0 million was made on December 31, 1993 and the second payment of $28.3 million was made on December 30, 1994, as a result of satisfaction of certain performance goals and the achievement of targets for earnings before interest and taxes. The Company funded this payment through Revolving Loans under its then existing bank Credit Facility. The third payment of $10 million due November 30, 1995 has been accrued at August 31, 1995 and will be funded through Revolving Loans. The final remaining payment is contingent upon Barton achieving certain targets for earnings before interest and taxes in fiscal 1996 and is to be made in an amount up to $15.0 million by November 29, 1996. Such payment obligations are fully secured by the Company's standby irrevocable letter of credit under the Amended Credit Facility (i.e., the Barton Letter of Credit) and are subject to acceleration in certain events. All Earn-Out payments will be accounted for as additional purchase price for the Barton Acquisition when the contingencies have been satisfied and will be allocated based upon the fair market value of the underlying assets. As a result, as the Earn-Out payments are made, depreciation and amortization expense will increase in the future over the remaining useful lives of these assets.

     Vintners Holdback

     At the closing of the Vintners Acquisition, the Company held back from Vintners $8.4 million of the Vintners cash consideration, which represents 10% of the then estimated net current assets of Vintners purchased by the Company (the "Held-back Amount") and deposited an additional $2.8 million of the Vintners cash consideration into an escrow account to be held until October 15, 1995. Subsequent to the Vintners Acquisition, the corporation formerly known as Vintners ("Old Vintners") delivered a final closing net asset statement which indicated that the purchase price should be reduced by $700,000. The Company believes that the net current assets as reflected on the initial closing net asset statement were overstated by approximately $14 million. The Company and Old Vintners have been unable to resolve their differences and the Company expects that the final net asset amount will be determined by an independent accounting firm (the "Unaffiliated Firm") under the terms of the acquisition agreement although such firm has not yet been selected by the parties. The decision of the Unaffiliated Firm will be final and binding upon the parties. In the event it is determined that the purchase price should be reduced by less than $8.4 million then the Company shall pay the difference into the established escrow. If the purchase price is to be reduced by more than $8.4 million, then the Company will retain the Held-back Amount and will be paid the amount in excess of $8.4 million out of the escrow account up to the amount held in the escrow account. Any amounts remaining in the escrow account will be held to reimburse the Company for any indemnification claims arising out of the Vintners Acquisition.

     Restructuring Plan

     As a result of the Restructuring Plan, the Company incurred an after-tax restructuring charge in the fourth quarter of fiscal 1994 of $14.9 million, or $0.91 per share on a fully diluted basis. Approximately 60% of the restructuring charge relates to the revaluation of affected assets which did not involve cash expenditures. During 1995, the implementation of the Restructuring Plan required net cash expenditures of approximately $28.2 million, including $19.1 million for capital expenditures. These expenditures were funded through cash provided by operating activities or through the Credit Facility.

     Other

     The Company engages in operations at its facilities for the purpose of disposing of waste and by-products generated in its production process. These operations include the treatment of waste water to comply with regulatory requirements prior to disposal in public facilities or upon property owned by the Company or others and do not constitute a material part of the Company's overall cost of product sold. Expenditures for the purpose of maintaining or improving the Company's waste water treatment facilities have not constituted a material part of the Company's maintenance or capital expenditures over the last three fiscal years and the Company does not expect to incur any such material expenditures during its 1996 fiscal year. During the last three fiscal years, the Company has not incurred, nor does it expect to incur in its 1996 fiscal year, any material expenditures related to remediation of previously contaminated sites or other non-recurring environmental matters.

     The Company believes that cash provided by operating activities will provide sufficient funds to meet all of its anticipated short and long-term debt service and capital expenditure requirements. The Company is not aware of any potential impairment to its liquidity and believes that the Revolving Loans available under the Amended Credit Facility and cash provided by operating activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for at least the next four fiscal quarters.

Item 8.   Financial Statements and Supplementary Data

                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                            SUPPLEMENTARY SCHEDULES

                                AUGUST 31, 1995

                                                                            Page

The following information is presented in this report:

    Report of Independent Public Accountants................................
    Consolidated Balance Sheets - August 31, 1995 and 1994..................
    Consolidated Statements of Income for the years ended
        August 31, 1995, 1994 and 1993......................................
    Consolidated Statements of Changes in Stockholders' Equity
        for the years ended August 31, 1995, 1994 and 1993..................
    Consolidated Statements of Cash Flows for the years ended
        August 31, 1995, 1994 and 1993......................................
    Notes to Consolidated Financial Statements..............................
    Selected Financial Data - Five-Year Summary.............................
    Selected Quarterly Financial Information (Unaudited)....................

Schedules I through V are not submitted because they are not applicable or not required under the rules of Regulation S-X.

Individual financial statements of the Registrant have been omitted because the Registrant is primarily an operating company and no subsidiary included in the consolidated financial statements has minority equity interest and/or noncurrent indebtedness, not guaranteed by the Registrant, in excess of 5% of total consolidated assets.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Canandaigua Wine Company, Inc.:

We have audited the accompanying consolidated balance sheets of Canandaigua Wine Company, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These financial statements and supplementary schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canandaigua Wine Company, Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and supplementary schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Rochester, New York                                         ARTHUR ANDERSEN LLP
November 5, 1995

                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------
                                                                                                                 AUGUST 31,
                                                                                                        1995                 1994
                                                                                                        ----                 ----
                                                                                                               (in thousands)
                                                                                                               --------------
CURRENT ASSETS:
   Cash and cash investments                                                           $               4,180        $        1,495
   Accounts receivable, net                                                                          115,448               122,124
   Inventories, net                                                                                  256,811               301,053
   Prepaid expenses and other current assets                                                          25,070                29,377
                                                                                      -----------------------      ----------------
      Total current assets                                                                           401,509               454,049
PROPERTY, PLANT AND EQUIPMENT, NET                                                                   217,505               194,283
OTHER ASSETS                                                                                         166,907               178,230
                                                                                      -----------------------      ----------------
 Total assets                                                                          $             785,921        $      826,562
                                                                                      =======================      ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                                       $             -              $       19,000
   Current maturities of long-term debt                                                               29,133                31,001
   Accounts payable                                                                                   62,091                75,506
   Accrued federal and state excise taxes                                                             15,633                16,657
   Other accrued expenses and liabilities                                                             67,896                96,061
                                                                                      -----------------------      ----------------
    Total current liabilities                                                                        174,753               238,225
                                                                                      -----------------------      ----------------
LONG - TERM DEBT, less current maturities                                                            198,859               289,122
                                                                                      -----------------------      ----------------
DEFERRED INCOME TAXES                                                                                 49,827                43,774
                                                                                      -----------------------      ----------------
OTHER LIABILITIES                                                                                     10,600                51,248
                                                                                      -----------------------      ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Class A Common Stock, $ .01 par value- Authorized, 60,000,000 shares; Issued,
      17,400,082 shares in 1995
      and 13,832,597 shares in 1994                                                                      174                   138
   Class B Convertible Common Stock, $.01 par value-
      Authorized, 20,000,000 shares;
      Issued, 3,996,683 shares in 1995 and 4,015,776 shares in 1994                                       40                    40
   Additional paid-in capital                                                                        219,894               113,348
   Retained earnings                                                                                 139,278                98,258
                                                                                      -----------------------      ----------------
                                                                                                     359,386               211,784
                                                                                      -----------------------      ----------------
   Less-Treasury stock-
   Class A Common Stock, 1,186,655 shares in 1995
    and 1,215,296 in 1994, at cost                                                                   (5,297)                (5,384)
   Class B Convertible Common Stock, 625,725 shares in
    1995 and 1994, at cost                                                                           (2,207)                (2,207)
                                                                                      -----------------------      ----------------
                                                                                                     (7,504)                (7,591)
                                                                                      -----------------------      ----------------
   Total stockholders' equity                                                                        351,882               204,193
                                                                                      -----------------------      ---------------
   Total liabilities and stockholders' equity                                          $             785,921        $      826,562
                                                                                      =======================      ================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                    Years Ended August 31,
                                                                    ----------------------
                                                      1995            1994               1993
                                                      ----            ----               ----
                                                              (in thousands, except share data)
GROSS SALES                                           $1,185,074       $861,059           $389,417
         Less - Excise taxes                            (278,530)      (231,475)           (83,109)
                                                      -----------     ----------         ----------
                  Net sales                              906,544        629,584            306,308

COST OF PRODUCT SOLD                                    (653,811)      (447,211)          (214,931)
                                                      -----------     ----------         ----------
                  Gross profit                           252,733        182,373             91,377

SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                        (159,196)      (121,388)           (59,983)

NONRECURRING
         RESTRUCTURING EXPENSES                           (2,238)       (24,005)                -
                                                      -----------     ----------         ----------
                  Operating income                        91,299         36,980             31,394
INTEREST INCOME                                              520            311                147
INTEREST EXPENSE                                         (25,121)       (18,367)            (6,273)
                                                      -----------     ----------         ----------

         Income before provision for federal
         and state income taxes                           66,698         18,924             25,268
PROVISION FOR FEDERAL AND
         STATE INCOME TAXES                              (25,678)        (7,191)            (9,664)
                                                      -----------     ----------         ----------
          NET INCOME                                  $   41,020      $  11,733          $  15,604
                                                      ===========     ==========         ==========
SHARE DATA:
Net income per common and common equivalent share:
         Primary                                           $2.14           $.74              $1.30
                                                      ===========     ==========         ==========
         Fully diluted                                     $2.13           $.74              $1.20
                                                      ===========     ==========         ==========
Weighted average shares outstanding:
         Primary                                      19,147,935      15,783,583         11,963,652
         Fully diluted                                19,296,269      16,401,598         15,203,114

       The accompanying notes to consolidated financial statements are an integral part of these statements.



                       CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 Class A     Class B    Additional
FOR THE YEARS ENDED                               Common      Common     Paid-In    Retained    Treasury
AUGUST 31, 1995, 1994 AND 1993                    Stock       Stock      Capital    Earnings     Stock          Total
------------------------------                    -----       -----      -------    --------     -----          -----
                                                                 (in thousands, except share data)
BALANCE, August 31, 1992                      $     96      $   41   $  32,338    $  70,921   $ (7,847)     $    95,549
Conversion of 1,165 Class B Convertible
 Common shares to Class A Common shares              -           -           -            -           -               -
Issuance of 1,000,000 Class A Common shares         10           -      13,584            -           -          13,594
Conversion of 7% Convertible debentures to
 Class A Common shares                               -           -         976            -           -             976
Employee stock purchase of 21,071 treasury
 shares                                              -           -         266            -          64             330
Issuance of 4,104 treasury shares to stock
 incentive plan                                      -           -          38            -          13              51
Net income for fiscal 1993                           -           -           -       15,604           -          15,604
                                              ---------    --------    --------   ----------    --------    ------------

BALANCE, August 31, 1993                           106          41      47,202       86,525      (7,770)        126,104
Conversion of 52,800 Class B Convertible
 Common shares to Class A Common shares              1         (1)           -            -           -               -
Conversion of 7% Convertible debentures
  to Class A Common shares                          31           -      58,925            -           -          58,956
To write-off unamortized deferred financing
    costs on debentures converted, net of
    amortization                                     -           -      (1,569)           -           -          (1,569)
To write-off interest accrued on debentures,
     net of tax effect                               -           -         850            -           -             850
Employee stock purchase of 58,955 treasury
  shares                                             -           -         878            -         179           1,057
To record exercise of 2,250 Class A stock
 options                                             -           -          10            -           -              10
To record 500,000 Class A stock options
 related to the Vintners Acquisition                 -           -       4,210            -           -           4,210
To record 600,000 Class A stock options
 related to the Almaden/Inglenook asset
    purchase                                         -           -       2,842            -           -           2,842
Net income for fiscal 1994                           -           -           -       11,733           -          11,733
                                             ---------- ----------- ----------- ------------  ----------  --------------

BALANCE, August 31, 1994                           138          40     113,348       98,258     (7,591)         204,193
Conversion of 19,093 Class B Convertible
  Common shares to Class A Common shares             -           -           -            -           -               -
Issuance of 3,000,000 Class A Common shares         30           -      90,353            -           -          90,383
Exercise of 432,067 Class A stock options
  related to the Vintners Acquisition                5           -      13,013            -           -          13,018
Employee stock purchase of 28,641 treasury
 shares                                              -           -         546            -          87             633
To record exercise of 114,075 Class A stock
  options                                            1           -       1,324            -           -           1,325
To record tax benefit on stock options exercised     -           -       1,251            -           -           1,251
To record tax benefit on disposition of
  employee stock purchases                           -           -          59            -           -              59
Net income for fiscal 1995                           -           -           -       41,020           -          41,020
                                            ----------- ----------- ----------- ------------  ----------  --------------

BALANCE, August 31, 1995                   $       174  $       40 $   219,894 $    139,278  $  (7,504)  $      351,882
                                            =========== =========== =========== ============  ==========  ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                                                ------------------------------
                                                                                                 1995          1994          1993
                                                                                                 ----          ----          ----
                                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                    $  41,020     $  11,733     $  15,604
 Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment                                                    15,568        10,534         7,389
Amortization of intangible assets                                                                 5,144         3,281         1,286
Deferred tax provision (benefit)                                                                 19,232        (4,319)        1,028
Gain on sale of property, plant and equipment                                                      (33)            --          (524)
Accrued interest on converted debentures, net of taxes                                              --            161            --
Restructuring charges - fixed asset write-down                                                  (2,050)        13,935            --
Change in assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net                                                                          7,392       (17,946)       (5,761)
Inventories, net                                                                                 41,528           784         8,966
Prepaid expenses                                                                                 (3,884)        1,703        (8,571)
Accounts payable                                                                                (13,415)        2,680       (18,948)
Accrued federal and state excise taxes                                                           (1,025)        4,405           845
Other accrued expenses and liabilities                                                          (20,784)        4,023         6,687
Other                                                                                           (15,375)       (3,795)          911
                                                                                              ---------     ---------     ---------
Net cash provided by operating activities                                                        73,318        27,179         8,912
                                                                                              ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                                          1,336          --           1,337
     Purchases of property, plant and equipment, net of minor disposals                         (37,121)       (7,853)       (6,949)
     Payment of accrued earn-out amounts                                                        (28,300)       (4,000)         --
     Purchases of businesses, net of cash acquired                                                 --               3         8,710
     Purchase of brands                                                                            --          (5,100)         --
                                                                                              ---------     ---------     ---------
Net cash (used in) provided by investing activities                                             (64,085)      (16,950)        3,098
                                                                                              ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of notes payable, short-term borrowings                                     50,100        (2,035)       (9,835)
Principal payments of long-term debt                                                            (57,906)       (6,856)         (981)
Payment of fees for subordinated notes offering                                                    --          (4,624)         --
Repayment of notes payable from proceeds of Term Loan                                           (47,000)         --            --
Proceeds of Term Loan, long-term debt                                                            47,000          --            --
Repayment of notes payable from equity offering proceeds                                        (22,100)         --            --
Repayment of Term Loan from equity offering proceeds, long-term debt                            (82,000)         --            --
Proceeds from employee stock purchases                                                              633         1,056           330
Exercise of employee stock options                                                                1,325            10          --
Proceeds from equity offering, net                                                              103,400            --          --
Fractional shares paid for debenture conversions                                                   --              (3)         --
                                                                                              ---------     ---------     ---------
Net cash used in financing activities                                                            (6,548)      (12,452)      (10,486)
                                                                                              ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                                              2,685        (2,223)        1,524
CASH AND CASH INVESTMENTS, beginning of year                                                      1,495         3,718         2,194
                                                                                              ---------     ---------     ---------
CASH AND CASH INVESTMENTS, end of year                                                        $   4,180     $   1,495     $   3,718
                                                                                              =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the fiscal year for:
     Interest                                                                                 $  25,082     $  14,727     $   5,910
                                                                                              =========     =========     =========
     Income taxes                                                                             $  11,709     $  15,751     $   5,670
                                                                                              =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Fair value of assets acquired, including cash acquired                                   $    --       $ 428,442     $ 135,280
     Liabilities assumed                                                                           --         153,827        52,851
                                                                                              ---------     ---------     ---------
     Cash paid                                                                                     --         274,615        82,429
     Less - Amounts borrowed                                                                       --        (276,860)      (68,835)
     Less - Issuance of Class A Common Stock                                                       --            --         (13,594)
     Less - Issuance of Class A Common Stock options                                               --          (7,052)         --
     Add - Receivable from Seller                                                                  --           9,297          --
                                                                                              ---------     ---------     ---------
     Net cash paid for acquisitions                                                           $    --       $     --      $    --
                                                                                              =========     =========     =========
Accrued Earn-Out Amounts                                                                      $  10,000     $  28,300     $   4,000
                                                                                              =========     =========     =========
Issuance of Class A Common Stock for conversion of debentures                                 $    --       $  58,960     $     976
                                                                                              =========     =========     =========
Write-off of unamortized deferred financing costs on debentures                               $    --       $   1,569     $    --
                                                                                              =========     =========     =========
Write-off unpaid accrued interest on debentures through conversion date                       $    --       $   1,371     $    --
                                                                                              =========     =========     =========
Issuance of treasury shares to stock incentive plan                                           $    --       $    --       $      51
                                                                                              =========     =========     =========
       The accompanying notes to consolidated financial statements are an integral part of these statements.


                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business-
Canandaigua Wine Company, Inc. and its subsidiaries (the Company) operates in the beverage alcohol industry. The Company is a producer and supplier of wines, an importer and producer of beers and distilled spirits and a producer and supplier of grape juice concentrate in the United States. It maintains a portfolio of over 125 national and regional brands of beverage alcohol which are distributed by over 1,000 wholesalers throughout the United States and selected international markets. Its beverage alcohol brands are marketed in five general categories: table wines, sparkling wines, dessert wines, imported beer and distilled spirits.

Principles of consolidation -
The  consolidated  financial  statements of the Company  include the accounts of
Canandaigua  Wine  Company,  Inc.  and  its  subsidiaries,   all  of  which  are
wholly-owned. All intercompany accounts and transactions have been eliminated.

Management's use of estimates and judgment -
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash investments -
Cash  investments  consist of money market funds that are stated at cost,  which
approximates   market  value.   These  investments   amounted  to  approximately
$2,462,000 and $10,000 at August 31, 1995 and 1994, respectively.

Fair Value of Financial Instruments -
To meet the reporting requirements of Statement of Financial Accounting Standards No. 107 ("Disclosures About Fair Value of Financial Instruments"), the Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

Interest rate futures and currency forward contracts -
From time to time, the Company enters into interest rate futures and a variety of currency forward contracts in the management of interest rate risk and foreign currency transaction exposure. Unrealized gains and losses on interest rate futures are deferred and recognized as a component of interest expense over the borrowing period. Unrealized gains and losses on foreign currency forward contracts are deferred and recognized as a component of the related transactions in the accompanying financial statements. Discounts or premiums on forward contracts are recognized over the life of the contract.

Inventories -
Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 94% and 95% at August 31, 1995 and August 31, 1994, respectively. Replacement cost of the inventories determined on a FIFO basis is approximately $240,895,000 and $289,209,000 at August 31, 1995 and 1994, respectively. At
August 31, 1995 and 1994, the net realizable value of the Company's inventories was in excess of $256,811,000 and $301,053,000, respectively.

A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled whiskey and brandy are classified as in process inventories and are included in current assets, in accordance with industry practice. The Company's bulk wine inventories are also classified as in process inventories.

Warehousing, insurance, ad valorem taxes and other carrying charges applicable to barreled whiskey and brandy held for aging are included in inventory costs.

Elements of cost include materials, labor and overhead and consist of the following at August 31:

                                                             1995                    1994
                                                             ----                    ----
                                                                   (in thousands)
Raw materials and supplies                           $       19,753           $       34,545
Wines and distilled spirits in process                      174,399                  200,679
Finished case goods                                          62,659                   65,829
                                                      --------------           --------------
                                                     $      256,811           $      301,053
                                                      ==============           ==============

Property, plant and equipment -
Property, plant and equipment is stated at cost. Major additions and betterments are charged to property accounts, while maintenance and repairs are charged to operations as incurred. The cost of properties sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income.

Depreciation -
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:


          Description               Depreciable Life
          -----------               ----------------
Buildings and improvements         10 to 33 1/3 years
Machinery and equipment              7 to 15 years
Motor vehicles                        3 to 7 years

Amortization of assets capitalized under capital leases is included with depreciation expense. Amortization is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Other assets -
Other assets, which consist of goodwill, distribution rights, agency license agreements, trademarks, deferred financing costs, cash surrender value of officers' life insurance and other amounts, are stated at cost, net of accumulated amortization. Amortization is calculated on a straight-line or effective interest basis over periods ranging from five to forty years. At August 31, 1995, the weighted average of the remaining useful lives of these assets was approximately thirty-five years. The face value of the officers' life insurance policies totaled $2,852,000 in both 1995 and 1994.

Income taxes -
The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax basis of assets and liabilities.

Environmental -
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. At August 31, 1995 and 1994, liabilities for environmental costs totaled $550,000 and $100,000, respectively, and are recorded in other accrued liabilities.

Common stock -
The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to only one vote per share but are entitled to a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B
Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock.

Net income per common and common equivalent share -
Primary net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options determined under the treasury stock method) outstanding during the year for Class A Common Stock and Class B Convertible Common Stock. Fully diluted earnings per common and common equivalent share assumes the conversion of the 7% convertible subordinated debentures under the "if converted method" and assumes exercise of stock options using the treasury stock method.

Other -
Certain fiscal 1994 and 1993 balances have been reclassified to conform with current year presentation.

2. ACQUISITIONS:

Barton -
On June 29, 1993, pursuant to the terms of a Stock Purchase Agreement (the Stock Purchase Agreement) among the Company, Barton Incorporated (Barton) and former Barton stockholders (the Selling Stockholders), the Company acquired from the Selling Stockholders all of the outstanding shares of the capital stock of Barton (the Barton Acquisition), a marketer of imported beers and imported distilled spirits and a producer and marketer of distilled spirits and domestic beers.

The aggregate consideration for Barton consisted of approximately $65,510,000 in cash, one million shares of the Company's Class A Common Stock and payments of up to an aggregate amount of $57,300,000 (the Earn-Out Amounts) which are payable to the Selling Stockholders in cash over a three year period upon the satisfaction of certain performance goals. In addition, the Company paid approximately $1,981,000 of direct acquisition costs, $2,269,000 of direct financing costs and assumed liabilities of approximately $47,926,000.

The purchase price was funded through a $50,000,000 term loan (see Note 7), through $18,835,000 of revolving loans under the Company's Credit Agreement (see
Note 7) and through approximately $925,000 of accrued expenses. In addition, one million shares of the Company's Class A Common Stock were issued at $13.59 per share, which reflects the closing market price of the stock at the closing date, discounted for certain restrictions on the issued shares. Of these shares, 428,571 were delivered to the Selling Stockholders and 571,429 were delivered into escrow to secure the Selling Stockholders' indemnification obligations to the Company. The 571,429 shares were released from escrow and delivered to the Selling Stockholders in fiscal 1995.

The Earn-Out Amounts consist of four payments scheduled to be made over a three year period ending November 29, 1996. The first payment of $4,000,000 was required to be made to the Selling Stockholders upon satisfaction of certain performance goals. These goals were satisfied and this payment was accrued at August 31, 1993 and was made on December 31, 1993. The second payment of $28,300,000 was accrued at August 31, 1994 and was made on December 30, 1994, as a result of satisfaction of certain performance goals and achievement of targets for earnings before interest and taxes at August 31, 1994. The third payment of $10,000,000 has been accrued at August 31, 1995 and will be made to the Selling Stockholders on November 30, 1995, as a result of the achievement of targets for earnings before interest and taxes at August 31, 1995. The remaining payment of up to $15,000,000 is contingent upon Barton achieving and exceeding certain targets for earnings before interest and taxes and is to be made by November 29, 1996. Such payment obligations are secured by the Company's standby irrevocable letter of credit (see Note 7) under the Credit Agreement in an original maximum face amount of $28,200,000 and are subject to acceleration in certain events as defined in the Stock Purchase Agreement. All Earn-Out Amounts have been and will be accounted for as additional purchase price for the Barton Acquisition when the contingency has been satisfied in accordance with the Stock Purchase Agreement and allocated based upon the fair market value of the underlying assets.

Pursuant to Barton's Phantom Stock Plan (the Phantom Stock Plan) effective April 1, 1990 and amended and restated for Units (as defined in the Phantom Stock
Plan) granted after March 31, 1992, certain participants received payments at closing amounting in the aggregate to $1,959,000 in connection with the Barton Acquisition. Certain other participants will receive payments only upon vesting in the Phantom Stock Plan during years subsequent to the acquisition. All participants under the Phantom Stock Plan may receive additional payments in the event of satisfaction of the performance goals set forth in the Stock Purchase Agreement and upon release of the shares held in escrow. In January 1995, Barton paid approximately $840,000 to participants which included $403,000 relating to the satisfaction of requirements for releasing stock from escrow and will pay $403,000 on November 30, 1995. In the event the maximum payments are received under the Stock Purchase Agreement, the participants will receive an additional $1,296,000 in connection therewith. At August 31, 1995 and 1994, $581,000 and $554,000, respectively, has been accrued under the Phantom Stock Plan.

The Barton Acquisition was accounted for using the purchase method. Accordingly, Barton's assets were recorded at fair market value at the date of acquisition. The fair market value of Barton totaled $236,178,000 which was adjusted for negative goodwill of $62,390,000 and an additional deferred tax liability of $29,321,000 based on the difference between the fair market value of Barton's assets and liabilities as adjusted for allocation of negative goodwill and the tax basis of those assets and liabilities which was allocated on a pro rata basis to noncurrent assets. The results of operations of Barton have been included in the Consolidated Statements of Income since the date of the acquisition.

Vintners -
On October 15, 1993, the Company acquired substantially all the tangible and intangible assets of Vintners International Company, Inc. (Vintners) other than cash and the Hammondsport winery (the Vintners Assets), and assumed certain current liabilities associated with the ongoing business (the Vintners

Acquisition). Vintners was the United States' fifth largest supplier of wine with two of the country's most highly recognized brands, Paul Masson and Taylor California Cellars. The wineries acquired from Vintners are the Gonzales winery in Gonzales, California and the Paul Masson wineries in Madera and Soledad, California. In addition, the Company leased from Vintners the Hammondsport winery in Hammondsport, New York. The lease was for a period of 18 months from the date of the Vintners Acquisition. The lease expired during fiscal 1995.

The aggregate purchase price of $148,900,000 (the Cash Consideration) is subject to adjustment based upon the determination of the Final Net Current Asset Amount (as defined below). In addition, the Company incurred $8,961,000 of direct acquisition and financing costs. The Company also delivered options to Vintners and Household Commercial of California, Inc., one of Vintners' lenders, to purchase an aggregate of 500,000 shares (the Vintners Option Shares) of the Company's Class A Common Stock, at an exercise price per share of $18.25, which are exercisable at any time until October 15, 1996. These options have been recorded at $8.42 per share, based upon an independent appraisal and $4,210,000 has been reflected as a component of additional paid-in capital. On November 18, 1994, 432,067 of the Vintners Option Shares were exercised (see Note 10).

The Cash Consideration was funded by the Company pursuant to (i) approximately $12,600,000 of Revolving Loans under the Credit Facility of which $11,200,000 funded the Cash Consideration and $1,400,000 funded the payment of direct acquisition costs; (ii) an accrued liability of approximately $7,700,000 for the holdback described below; and (iii) the $130,000,000 Subordinated Loan (see Note
7).

At closing, the Company held back from the Cash Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company and deposited an additional $2,800,000 of the Cash Consideration into an escrow pending consent of both parties for its release. If the amount of the net current assets as determined after the closing (the Final Net Current Asset Amount) is greater than 90% and less than 100% of the amount of net current assets estimated at closing (the Estimated Net Current Asset Amount), then the Company shall pay into the established escrow an amount equal to the Final Net Current Asset Amount less 90% of the Estimated Net Current Asset Amount. If the Final Net Current Asset Amount is greater than the Estimated Net Current Asset Amount, then, in addition to the payment described above, the Company shall pay an amount equal to such excess, plus interest from the closing, to Vintners. If the Final Net Current Asset Amount is less than 90% of the Estimated Net Current Asset Amount, then the Company shall be paid such deficiency out of the escrow account. As of August 31, 1995, no adjustment to the established escrow was required and the Final Net Current Asset Amount has not been determined.

The Vintners Acquisition was accounted for using the purchase method; accordingly, the Vintners Assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $44,151,000, is being amortized on a straight-line basis over forty years. The results of operations of Vintners have been included in the Consolidated Statements of Income since the date of the acquisition.

Almaden/Inglenook -
On August 5, 1994, the Company acquired the Almaden and Inglenook brands, the fifth and sixth largest selling table wines in the United States, a grape juice concentrate business and wineries in Madera and Escalon, California, from Heublein, Inc. (Heublein) (the Almaden/Inglenook Acquisition). The Company also acquired Belaire Creek Cellars, Chateau La Salle and Charles Le Franc table wines, Le Domaine champagne and Almaden, Hartley and Jacques Bonet brandy. The accounts receivable and the accounts payable related to the acquired assets were not acquired by the Company.

The aggregate consideration for the acquired brands and other assets consisted of $130,600,000 in cash, assumption of certain current liabilities and options to purchase an aggregate of 600,000 shares of Class A

Common Stock (the Almaden Option Shares). Of the Almaden Option Shares, 200,000 are exercisable at a price of $30 per share and the remaining 400,000 are exercisable at a price of $35 per share. All of the options are exercisable at any time until August 5, 1996. The 200,000 and 400,000 options have been recorded at $5.83 and $4.19 per share, respectively, based upon an independent appraisal, and $2,842,000 has been reflected as a component of additional paid-in capital. The source of the cash payment made at closing, together with payment of other costs and expenses required by the Almaden/Inglenook Acquisition, was financing provided by the Company pursuant to a term loan under the Credit Facility (see Note 7).

The cash purchase price was subject to adjustment based upon the determination of the Final Net Asset Amount as defined in the Asset Purchase Agreement; and, based upon the final closing statement delivered to the Company by Heublein, was reduced by $9,297,000 which was paid to the Company in November 1994.

Heublein also agreed not to compete with the Company in the United States and Canada for a period of five years following the closing of the Almaden/Inglenook Acquisition in the production and sale of grape juice concentrate or sale of packaged wines bearing the designation "Chablis" or "Burgundy" except where, among other exceptions, such designations are currently used with certain brands retained by Heublein. Certain companies acquired by Heublein, however, may compete directly with the Company.

The Almaden/Inglenook Acquisition was accounted for using the purchase method; accordingly, the Almaden/Inglenook assets were recorded at fair market value at the date of acquisition. During fiscal 1995, the Company terminated certain of its long-term grape contracts acquired in connection with the Almaden/Inglenook Acquisition. As a result, the estimated loss reserve at the date of acquisition was reduced by approximately $23,751,000, with a corresponding reduction in goodwill (see Note 11). The excess of purchase price over the estimated fair market value of the net assets acquired (goodwill), $24,028,000, is being amortized on a straight-line basis over forty years. The results of operations of Almaden/Inglenook have been included in the Consolidated Statements of Income since the date of the acquisition.

The following table sets forth the audited results of operations of the Company for the year ended August 31, 1995 as compared to the unaudited pro forma results of operations of the Company for the year ended August 31, 1994. The fiscal 1994 unaudited pro forma results of operations gives effect to the Almaden/Inglenook Acquisition and the Vintners Acquisition as if they occurred on September 1, 1993. The unaudited pro forma results of operations is presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations does not purport to represent what the Company's results of operations would actually have been if the aforementioned transactions in fact had occurred on such date or to project the Company's financial position or results of operations at any future date or for any future period.

                                                                 For the Years Ended
                                                                 -------------------
                                                         August 31, 1995        August 31, 1994
                                                         ---------------        ---------------
                                                            (Actual)              (Pro Forma)
                                                            (audited)             (unaudited)
                                                            (in thousands, except share data)
Net sales                                            $          906,544     $         876,359
Income from continuing operations                    $           66,698     $          23,949
Net  income                                          $           41,020     $          14,280

Share data:
Net income per common share:
Primary                                                            $2.14                  $.90
Fully diluted                                                      $2.13                  $.90
Weighted average shares outstanding:
Primary                                                      19,147,935            15,783,583
Fully diluted                                                19,296,269            16,401,598

3. PROPERTY, PLANT AND EQUIPMENT:

The major  components of property,  plant and equipment are as follows at August
31:

                                                              1995                  1994
                                                              ----                  ----
                                                                    (in thousands)
Land                                                $        15,257        $       13,814
Buildings and improvements                                   65,084                62,440
Machinery and equipment                                     197,266               168,222
Motor  vehicles                                               5,204                 2,552
Construction in progress                                     12,171                 8,989
                                                --------------------  --------------------
                                                            294,982               256,017
Less - Accumulated depreciation                             (77,477)              (61,734)
                                                --------------------  --------------------
                                                    $       217,505        $      194,283
                                                ====================  ====================

4. OTHER ASSETS:

The major components of other assets are as follows at August 31:

                                                           1995                1994
                                                           ----                ----
                                                                 (in thousands)
Goodwill                                           $      70,141         $        88,459
Distribution rights, agency license
   agreements and trademarks                              83,536                  72,970
Other                                                     23,187                  22,296
                                                -----------------   ---------------------
                                                         176,864                 183,725
Less - Accumulated amortization                           (9,957)                 (5,495)
                                                -----------------   ---------------------
                                                   $     166,907         $       178,230
                                                =================   =====================

5.  OTHER ACCRUED EXPENSES AND LIABILITIES:

       The major components of other accrued expenses and liabilities are as follows at August 31:

                                                                 1995              1994
                                                                 ----              ----
                                                                      (in thousands)
Accrued Earn-Out Amounts                                 $      10,000       $      28,300
Accrued loss on noncancelable grape contracts                   10,862              14,410
Other                                                           47,034              53,351
                                                      -----------------  ------------------
                                                         $      67,896       $      96,061
                                                      =================  ==================

6.  OTHER LIABILITIES:

   The major components of other liabilities are as follows at August 31:

                                                                  1995              1994
                                                                  ----              ----
                                                                  (in thousands)
Accrued loss on noncancelable grape contracts            $        7,374     $       48,254
Other                                                             3,226              2,994
                                                      ------------------ ------------------
                                                         $       10,600     $       51,248
                                                      ================== ==================

7. BORROWINGS:

Borrowings consist of the following at August 31:

                                                                                                      1995                   1994
                                                                                       --------------------------------    --------
                                                                                         Current   Long-term     Total       Total
                                                                                         -------   ---------   ---------   ---------
Notes Payable:                                                                                         (in thousands)
-------------
  Senior Credit Facility:
   Revolving Credit Loans                                                              $    --     $    --     $    --     $  19,000
                                                                                       =========   =========   =========   =========
Long-term Debt:
--------------
  Senior Credit Facility:
   Term loan, variable rate,  original proceeds $224,000, due
   in installments through September 1998                                              $  28,000   $  63,000   $  91,000   $ 177,000
  Senior Subordinated Notes:
   8.75% redeemable after December 15, 1998, due 2003                                       --       130,000     130,000     130,000
  Capitalized Lease Agreements:
   Capitalized facility and equipment leases at interest rates ranging from 8.9%
   to 11.5%, due in monthly installments
   through fiscal 1997                                                                       695         643       1,338       2,292
  Industrial Development Agencies:
   7.50% 1980 issue, original proceeds $2,370, due in annual
   installments of $118 through fiscal 1999                                                  118         474         592         592
  Other Long-term Debt:
   Loans payable - 5% secured by cash surrender value of
   officers' life insurance policies                                                        --           967         967         967
   Notes payable at prime, due September 1996                                               --         3,775       3,775       8,632
   Promissory note at prime rate, due in equal yearly
   installments through fiscal 1996                                                          320        --           320         640
                                                                                       ---------   ---------   ---------   ---------
                                                                                       $  29,133   $ 198,859   $ 227,992   $ 320,123
                                                                                       =========   =========   =========   =========

Senior credit facility -
The Company and a syndicate of 20 banks (the Syndicate Banks) for which The Chase Manhattan Bank, N.A. acts as agent, entered into a Second Amendment and Restatement (as amended) dated as of August 5,

1994 of Amendment and Restatement of Credit Agreement dated June 29, 1993 (the Credit Facility). At August 31, 1995, the Credit Facility provides for (i) a $91,000,000 Term Loan (the Term Loan) facility due in September 1998, (ii) a $185,000,000 Revolving Credit (the Revolving Credit Loans) facility, which expires in June 2000 and (iii) a $25,000,000 Letter of Credit (Barton Letter of Credit) facility related to the stockholder contingent payments incurred with the Barton Acquisition. The Company had outstanding Term Loan borrowings of $91,000,000 and $177,000,000 at August 31, 1995 and August 31, 1994,
respectively. At August 31, 1995, the interest rate on the Term Loan was 6.6%. All Revolving Credit Loans were repaid as of August 31, 1995, and the Company had $19,000,000 of borrowings under this facility at August 31, 1994. During fiscal 1995, the Company borrowed an additional $47,000,000 on the Term Loan and used the proceeds to repay a portion of the outstanding balance on the Revolving Credit Loans. In addition, the Company prepaid $82,000,000 of the Term Loan from the proceeds of the Stock Offering (see Note 10). The Term Loans borrowed under the Credit Facility may be either base rate loans or Eurodollar rate loans. Base rate loans have an interest rate equal to the higher of either the Federal Funds rate plus 0.5% or the prime rate. Eurodollar rate loans have an interest rate equal to LIBOR plus a margin of 1.00% and 1.25% at August 31, 1995 and August 31, 1994, respectively. The interest rate margin for Eurodollar rate loans may be increased by up to 0.5% and decreased by up to 0.125%, depending on the Company's debt coverage ratio (as defined by the Credit Facility) and long-term senior secured securities' ratings. The principal of the Term Loan is to be repaid in thirteen quarterly installments of $7,000,000. The Company may prepay the principal of the Term Loan and the Revolving Credit Loans at its discretion and must prepay the principal with 65% of its annual excess cash flow, as defined in the Credit Facility, with proceeds from the sale of certain assets in excess of $10,000,000 and the first $60,000,000 of the net proceeds from any issuance of equity plus 50% of any net proceeds in excess of $60,000,000 (see
Note 10). These prepayments must be first applied against regular payments due with respect to the Term Loans in their inverse order of maturity until the Term Loans are fully retired and any further prepayments will be applied to reduce the outstanding Revolving Credit Loans.

The $185,000,000 Revolving Credit Loans available under the Credit Facility may be utilized by the Company either in the form of Revolving Credit Loans or as revolving letters of credit up to a maximum of $12,000,000. At August 31, 1995 and 1994, the Company had available to be drawn Revolving Credit Loans of $172,461,000 and $163,753,000, respectively. As with Term Loans, Revolving Credit Loans may be either base rate loans or Eurodollar rate loans. For 30 consecutive days at any time during the last two quarters of each fiscal year, the aggregate outstanding principal amount of Revolving Credit Loans combined with revolving letters of credit cannot exceed $50,000,000.

The Syndicate Banks have been given security interests in substantially all of the assets of the Company including mortgage liens on certain real property. The Credit Facility requires the Company to meet certain covenants and provides for restrictions on mergers, consolidations and sales of assets, payment of dividends, incurring of other debt, liens or guarantees and the making of investments. The primary financial covenants as defined in the Credit Facility require the maintenance of minimum defined tangible net worth, a debt to cash flow coverage ratio, a fixed charges ratio, maximum capital expenditures, interest coverage ratio and current ratio minimums. Among the most restrictive covenants contained in the Credit Facility is a requirement to maintain a fixed charges ratio of not less than 1.0 at the last day of each fiscal quarter.

The Revolving  Credit Loans require  commitment fees totaling .375% per annum on
the  daily  average  unused  balance.   Commitment  fees  totaled  approximately
$635,000, $223,000 and $228,000 in fiscal 1995, 1994 and 1993, respectively.

At August 31, 1995, the Company maintains in accordance with the Senior Credit Facility an interest rate cap agreement, in an amount equal to $68,000,000, which protects the Company against three-month London Interbank Offered Rates exceeding 8.75% per annum and expires in September 1996.

Senior subordinated notes -
During fiscal 1994, the Company borrowed $130,000,000 under a senior subordinated loan agreement (the Subordinated Loan). The Company repaid the
Subordinated Loan in December 1993 from the proceeds from the $130,000,000 Senior Subordinated Notes (the Notes) offering together with revolving loan borrowings. The Notes are due in 2003 with a stated interest rate of 8.75% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the Credit Facility. The Notes are guaranteed, on a senior subordinated basis, by all of the Company's significant operating subsidiaries.

The Trust Indenture relating to the Notes contains certain covenants, including, but not limited to, (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge coverage ratio covenant requiring a specified minimum.

Convertible subordinated debentures -
On July 23, 1986, the Company issued $60,000,000 7% convertible subordinated debentures used to expand the Company's operations through capital expenditures and acquisitions. The debentures were convertible at any time prior to maturity, unless previously redeemed, into Class A Common Stock of the Company at a conversion price of $18.22 per share, subject to adjustment in the event of future issuances of common stock.

During fiscal 1993, an aggregate principal amount of $976,000 of these debentures was converted to 53,620 shares of Class A Common Stock.

On October 18, 1993, the Company called its Convertible Debentures for redemption on November 19, 1993 at a redemption price of 102.1% plus accrued interest. Bondholders had until November 19, 1993 to convert their debentures to common stock; any debentures remaining unconverted after that date would be redeemed for cash in accordance with the terms of the original indenture.

During the period September 1, 1993, through November 19, 1993, debentures in an aggregate principal amount of $58,960,000 were converted to 3,235,882 shares of the Company's Class A Common Stock at a price of $18.22 per share. Debentures in an aggregate principal amount of approximately $63,000 were redeemed. Interest was accrued on the debentures until the date of conversion but was forfeited by the debenture holders upon conversion. Accrued interest of approximately $1,370,000, net of the related tax effect of $520,000, was recorded as an addition to additional paid-in capital.

At  the  redemption   date,  the   capitalized   debenture   issuance  costs  of
approximately $2,246,000, net of accumulated amortization of approximately $677,000 were recorded as a reduction of additional paid-in capital.

Loans payable -
Loans payable, secured by officers' life insurance policies, carry an interest rate of 5%. The notes carry no due dates and it is management's intention not to repay the notes during the next fiscal year.

Capitalized lease agreements - Industrial Development Agencies -
Certain capitalized lease agreements require the Company to make lease payments equal to the principal and interest on certain bonds issued by Industrial Development Agencies (IDA's). The bonds are secured by the leases and the related facilities. These transactions have been treated as capital leases with the related assets acquired to date of $10,731,000 included in property, plant and equipment and the lease commitments included in long-term debt. Accumulated amortization of the foregoing assets under capital leases at August 31, 1995 and 1994 is approximately $9,109,000 and $8,456,000, respectively.

Among the provisions under the debenture and lease agreements are covenants that define minimum levels of working capital and tangible net worth and the maintenance of certain financial ratios as defined in the debt agreements.

Debt payments -
Principal payments required under long-term debt obligations during the next five fiscal years are as follows:

                         Year Ending August 31:
                         -----------------------
                             (in thousands)
                    1996          $           29,132
                    1997                      32,536
                    1998                      28,119
                    1999                       7,119
                    2000                         119
                  Thereafter                 130,967
                                  ------------------
                                  $          227,992
                                  ==================


8. INCOME TAXES:

Deferred income taxes are provided to reflect the effect of temporary differences primarily related to: (i) using FIFO basis to value certain inventories for income tax purposes and the LIFO basis for financial reporting purposes; (ii) the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial reporting purposes; (iii) differences in the treatment of advertising expense and other accruals for financial reporting and income tax purposes; and (iv) differences between the financial reporting and tax basis of assets and liabilities.

The provision for federal and state income taxes consists of the following for the years ended August 31:

                                                                            1995
                                                     --------------------------------------------
                                                                    (in thousands)
                                                                           State &
                                                           Federal          Local          Total            1994           1993
                                                           -------          -----          -----            ----           ----
Current income tax provision                        $        4,619  $       1,827   $      6,446    $     11,510    $     8,636
Deferred income tax provision (benefit)                     17,375          1,857         19,232         (4,319)          1,028
                                                            ------          -----         ------         ------           -----
                                                    $       21,994  $       3,684   $     25,678    $      7,191    $     9,664
                                                            ======          =====         ======           =====          =====

The components of the deferred income tax (benefit) provision are as follows for the years ended August 31:

                                                                   1995           1994          1993
                                                                   ----           ----          ----
                                                                             (in thousands)
Accelerated tax depreciation and amortization                 $      10,089  $      4,610   $       758
LIFO reserve                                                          1,871         1,306         (202)
Prepaid advertising                                                     792           258           701
Inventory                                                             5,163        (2,186)         (249)
Restructuring costs                                                   3,144        (8,843)         -
Other accruals                                                       (1,827)          536            20
                                                               -------------  ------------   -----------
                                                              $      19,232  $     (4,319)  $     1,028
                                                               =============  ============   ===========

The deferred tax provision has been increased by approximately $45,000 and $235,000 in fiscal 1994 and 1993, respectively, for the impact of the change in the federal statutory rate.

A reconciliation of total tax provision to the amount computed by applying the expected U.S. Federal income tax rate to income before provision for income taxes is as follows for the years ended August 31:

                                                            1995                          1994                    1993
                                                 ---------------------------  --------------------------- --------------------
                                                                   % of                        % of                    % of
                                                                   Pretax                      Pretax                  Pretax
                                                    Amount         Income        Amount        Income      Amount      Income
                                                 ------------- -------------  -------------  ------------ -----------  -------
                                                                                    (in thousands)
Computed "expected" tax provision                   $ 23,344        35.0 %     $  6,623        35.0 %     $  8,758     34.7 %
State and local income taxes, net of
federal income tax benefit                             2,395        3.6             644        3.4             870      3.4
Miscellaneous items, net                                 (61)      (0.1)            (76)      (0.4)             36      0.1
                                                    --------        ---        --------        ---        --------      ---
                                                    $ 25,678        38.5 %     $  7,191        38.0 %     $  9,664     38.2 %
                                                    ========        ====       ========        ====       ========     ====

Deferred tax liabilities (assets) are comprised of the following at August 31:

                                             1995            1994
                                             ----            ----
                                                (in thousands)
Depreciation & amortization              $   55,015       $  40,152
LIFO reserve                                  4,644           2,672
Prepaid advertising                           3,107           2,281
Restructuring costs                          (6,133)         (9,482)
Inventory                                     1,718          (3,734)
Other accruals                               (5,027)          2,511
                                         --------------   -------------
                                         $   53,324       $  34,400
                                         ==============   =============

9. PROFIT SHARING RETIREMENT PLANS AND RETIREMENT SAVINGS PLAN:

The Company's profit sharing retirement plans, which cover substantially all employees, provide for contributions by the Company in such amounts as the Board of Directors may annually determine and for voluntary contributions by employees. The plans have qualified as tax-exempt under the Internal Revenue Code and conform with the Employee Retirement Income Security Act of 1974. Company contributions to the plans, including the Barton plan described below, were $3,830,000, $3,414,000, and $1,290,000 in fiscal 1995, 1994 and 1993, respectively.

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, permits substantially all full-time employees of the
Company  to  defer  a  portion  of  their   compensation  on  a  pretax  basis.
Participants may defer up to 10% of their compensation for the year. The Company makes a matching contribution of 25% of the first 4% of compensation an employee defers. Company contributions to this plan were $281,000, $207,000, and $131,000 in fiscal 1995, 1994 and 1993, respectively.

In connection with the Barton Acquisition, the Company assumed Barton's profit sharing plan which covers all salaried employees of Barton. The amount of Barton's contribution is at the discretion of its Board of Directors, subject to limitations of the plan. Contribution expense was $1,430,000 in fiscal 1995, $1,395,000 in fiscal 1994 and $230,000 from the date of acquisition to August 31, 1993.

10.  STOCKHOLDERS' EQUITY:

Stock option and stock appreciation right plan -
Canandaigua Wine Company, Inc. has in place a Stock Option and Stock Appreciation Right Plan (the Plan). Under the Plan, non-qualified stock options and incentive stock options may be granted to purchase and stock appreciation rights may be granted with respect to, in the aggregate, not more than 3,000,000 shares of the Company's Class A Common Stock. Options and stock appreciation rights may be issued to employees, officers, or directors of the Company. Non-employee directors are eligible to receive only non-qualified stock options and stock appreciation rights. The option price of any incentive stock option may not be less than the fair market value of the shares on the date of grant. The exercise price of any non-qualified stock option must equal or exceed 50% of the fair market value of the shares on the date of grant. Options are exercisable as determined by the Compensation Committee of the Board of Directors. Changes in the status of the Plan during fiscal 1995, 1994 and 1993 are summarized as follows:

                                                                         1995             1994               1993
                                                                         ----             ----               ----
Options outstanding at beginning of year                              563,500            452,375             154,125
Options granted                                                       289,000            125,000             316,750
Options exercised                                                    (114,075)            (2,250)                 -
Options forfeited                                                      (4,500)           (11,625)            (18,500)
                                                                      ------            -------             -------
Options outstanding at end of year                                    733,925            563,500             452,375
                                                                      =======            =======             =======
Number of options at end of year:
     Exercisable                                                       39,675              2,250                 -
     Available for grant                                            2,070,125          2,359,125           1,484,125
Price range of options:
     Granted during year                                         $33.25-44.75       $22.25-30.25       $11.50- 18.375
     Outstanding at end of year                                  $ 4.44-44.75       $ 4.44-30.25       $ 4.44-18.375
Exercised during the year                                        $ 4.44-24.25           $4.44                   -

Employee stock purchase plan -
In fiscal 1989, the Company approved a stock purchase plan under which 1,125,000 shares of Class A Common Stock can be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During fiscal 1995, 1994 and 1993, employees purchased 28,641 shares, 58,955 shares and 21,071 shares, respectively.

Common stock -
At August 31, 1995, there were 16,213,427 shares of Class A Common Stock and 3,370,958 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

On June 28, 1993, the Company approved an increase in the number of authorized shares of the Company's Class A Common Stock from 15,000,000 shares to 60,000,000 shares and an increase in the number of authorized shares of the Company's Class B Common Stock from 5,000,000 shares to 20,000,000 shares.

Stock offering -
During November 1994, the Company completed a public offering and sold 3,000,000 shares of its Class A Common Stock (the Stock Offering), resulting in net proceeds to the Company of approximately $95,515,000 after underwriters' discounts and commissions and expenses. In connection with the offering, 432,067 of the Vintners Option Shares were exercised and the Company received proceeds of $7,885,000. Under the terms of the amended Credit Agreement, approximately $82,000,000 was used to repay a portion of the Term Loan under the Company's Credit Facility. The balance of net proceeds was used to repay Revolving Credit Loans under the Credit Facility.

11. COMMITMENTS AND CONTINGENCIES:

Operating leases -
Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows:

             Year Ending August 31:
             ---------------------
                 (in thousands)
             1996               $ 1,103
             1997                 1,078
             1998                   900
             1999                   755
             2000                   694
          Thereafter              2,934
                                --------
                                $ 7,464
                                ========


Rental expense was approximately $4,193,000 in fiscal 1995, $3,318,000 in fiscal 1994 and $1,841,000 in fiscal 1993.

Purchase commitments and contingencies -
The Company has three agreements with certain suppliers to purchase blended Scotch whisky through December 31, 1999. The purchase prices under the agreements are denominated in British pounds sterling and based upon exchange rates at August 31, 1995, the Company's aggregate future obligation will be approximately $696,000 to $873,000 for the contract expiring on December 31, 1995 and approximately $12,417,000 to $15,607,000 for the contracts expiring through December 31, 1999.

The Company has an agreement to purchase Canadian blended whisky through February 1997 at a purchase price of approximately $4,344,000. The Company also has an agreement to purchase Canadian new distillation whisky (including dumping charges) of approximately $8,434,000 through December 31, 2002.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The agreements have terms that vary and require compliance with certain terms and conditions. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 states was renewed effective January 1994 and expires in December 1998 with automatic renewal thereafter for one year periods from year to year unless terminated. The remaining agreements expire through the year 2003. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At August 31, 1995, the Company believes it is in compliance with its agreement to distribute Corona and its other Mexican beer brands. The Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. However, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated for such reasons.

In connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company assumed purchase contracts with certain growers and suppliers. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to ten years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract.

The Company purchased $88,100,000 and $25,167,000 of grapes under these contracts during fiscal 1995 and fiscal 1994, respectively. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining term of the contracts will be approximately $457,500,000. During fiscal 1994, in connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company established a reserve for the estimated loss on these firm purchase commitments of approximately $62,664,000. During fiscal 1995, the reserve was used to reduce current grape purchases to market value and to reflect termination payments to cancel contracts with certain growers and adjustments to goodwill. The remaining reserve for the estimated loss on the remaining contracts is approximately $18,236,000 at August 31, 1995.

The Company's aggregate obligations under grape crush and processing contracts will be approximately $8,028,000 over the remaining term of the contracts which expire through fiscal 1997.

Currency forward contracts -
At August 31, 1994, the Company has open currency forward contracts to purchase German marks of $6,674,000 and British pounds of $579,000, both of which matured within 12 months; their fair market values, based upon August 31, 1994 market exchange rates, were $7,382,000 and $614,000, respectively. At August 31, 1995 there were no currency forward contracts outstanding.

Employment contracts -
The Company has employment contracts with certain of its executive officers and certain other management personnel with remaining terms ranging up to five years. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements also provide for severance payments in the event of specified terminations of employment. The aggregate commitment for future compensation and severance, excluding incentive bonuses, was approximately $5,493,000 as of August 31, 1995, of which approximately $2,468,000 is accrued in other liabilities as of August 31, 1995.

Legal matters -
The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

12. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Gross sales to the five largest wholesalers of the Company represented 21.6%, 23.7% and 25.1% of the Company's gross sales for the fiscal years ended August 31, 1995, 1994 and 1993, respectively. Gross sales to the Company's largest wholesaler represented 10.6% and 12.3% of the Company's gross sales for the fiscal years ended August 31, 1995 and 1994; no single wholesaler was responsible for greater than 10% of gross sales during the fiscal year ended August 31, 1993. Gross sales to the Company's five largest wholesalers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its wholesalers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

13. RESTRUCTURING PLAN:

The Company provided for costs to restructure the operations of its California wineries (the Restructuring Plan) in the fourth quarter of fiscal 1994. Under the Restructuring Plan, all bottling operations at the Central Cellars winery in Lodi, California and substantially all of the branded wine bottling operations at the Monterey Cellars winery in Gonzales, California were moved to the Mission Bell winery located in Madera, California. The Monterey Cellars winery will continue to be used as a crushing, winemaking and contract bottling facility. The Central Cellars winery was closed in the fourth quarter of fiscal 1995 and is expected to be sold. In fiscal 1994, the Restructuring Plan reduced income before taxes and net income by approximately $24,005,000 and $14,883,000, respectively, or $.91 per share on a fully diluted basis. Of the total pretax charge in fiscal 1994, approximately $16,481,000 was to recognize estimated losses associated with the revaluation of land, buildings and equipment related to facilities described above, to their estimated net realizable value; and approximately $7,524,000 relates to severance and other benefits associated with the elimination of 260 jobs. In fiscal 1995, the Restructuring Plan reduced income before income taxes and net income by approximately $2,238,000 and $1,376,000, respectively, or $.07 per share on a fully diluted basis. Of this total pretax charge in fiscal 1995, $4,288,000 relates to equipment relocation and employee hiring and relocation costs, offset by a decrease of $2,050,000 in the valuation reserve as compared to the prior year, primarily related to the land, buildings and equipment at the Central Cellars winery. This decrease in the valuation reserve was based upon a bona fide purchase offer which was accepted by the Company subsequent to year-end. The Company expended approximately $19,071,000 in fiscal 1995 for capital expenditures to expand storage capacity and install certain relocated equipment. As of August 31, 1995, employment has been reduced by 161 jobs. As of August 31, 1995 and 1994, the Company had accrued approximately $4,251,000 and $9,106,000, respectively, relating to the Restructuring Plan.

14. ACCOUNTING PRONOUNCEMENTS:

In March 1995,  Statement of Financial  Accountings  Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," was issued. This statement requires companies to review long-lived assets, including certain intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will be required to adopt SFAS No. 121 in fiscal 1997. The Company believes the effect of adoption will not be material.

In October 1995,  Statement of Financial  Accounting Standards No. 123 (SFAS No.
123), "Stock-Based Compensation," was issued. This statement encourages companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). Companies which continue to measure compensation cost using the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," will be required to disclose pro forma net income and, if presented, earnings per share as if the fair value based method had been applied. The Company will be required to adopt SFAS No. 123 on a prospective basis beginning in fiscal 1997. The Company believes that adoption of this statement could have a material impact but such impact is dependent upon future stock option activity.

15. SUBSEQUENT EVENT:

UDG Acquisition -
On September 1, 1995, the Company through its wholly-owned subsidiary, Barton Incorporated, acquired certain of the assets of United Distillers Glenmore, Inc. and certain of its North American affiliates (collectively, UDG) (the UDG Acquisition). The acquisition was made pursuant to an Asset Purchase Agreement dated August 29, 1995 (the Purchase Agreement) entered into between Barton and UDG. The acquisition included Skol, Mr. Boston, Canadian LTD, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; rights to the Fleischmann's and Chi Chi's distilled spirits brands under long term license agreements; the U.S. rights to Inver House, Schenley and El Toro distilled spirits brands; and related inventories and other assets. The acquisition also included two of UDG's production facilities; one located in Owensboro, Kentucky and the other located in Albany, Georgia (the Plants). In addition, pursuant to the Purchase Agreement, the parties entered into multiyear agreements under which Barton will (i) purchase various bulk distilled spirits brands from UDG and (ii) provide packaging services for certain of UDG's distilled spirits brands as well as warehousing services.

The consideration for the acquisition consisted of cash of approximately $144,300,000 (the Closing Amount) which represented the estimated book value of the plants, manufacturing equipment, prepaid expenses and inventory (the Tangibles) and the consideration for the brands. The cash purchase price was reduced by approximately $3,289,000 based upon a subsequent adjustment to the Closing Amount (the Amended Closing Amount). The Purchase Agreement provides for a Closing Adjustment to the Amended Closing Amount, which Closing Adjustment will be paid by Barton or UDG as appropriate.

The following table sets forth the unaudited pro forma consolidated results of operations of the Company for the year ended August 31, 1995 after giving effect to the UDG Acquisition as if it had occurred on September 1, 1994. The unaudited pro forma consolidated results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The pro forma consolidated results of operations are based upon currently available information and upon certain assumptions that the Company believes reasonable under the circumstances. The pro forma consolidated results of operations do not purport to represent what the Company's financial position or results of operations would actually have been if the aforementioned transactions in fact had occurred on such date or at the beginning of the period indicated or to project the Company's financial position or the results of operations at any future date or for any future period.

                                             For the Year Ended
                                             August 31, 1995
          (in thousands, except share and per share data)
     Net sales                                         $  998,679
       Income from continuing operations               $  107,129
       Net income                                      $   45,793
     Share and per share data:
     Net income per common share:
       Primary                                         $     2.39
       Fully diluted                                   $     2.37
     Weighted average shares outstanding:
       Primary                                         19,147,935
       Fully diluted                                   19,296,269

Amended credit agreement -
In connection with the UDG Acquisition, the Company amended its Credit Facility (the Amended Credit Facility) effective September 1, 1995. The Amended Credit Facility provides for (i) a $246,000,000 Term Loan facility which expires August 2001; (ii) a $185,000,000 Revolving Credit facility which expires June 2001; and
(iii) the previously existing $25,000,000 irrevocable Barton Letter of Credit related to the contingent payments incurred with the Barton Acquisition. The Company borrowed an additional $155,000,000 on September 1, 1995 on the Term Loan facility and used the proceeds in connection with the UDG Acquisition.

The Amended Credit Facility includes the following changes: (i) the margin on Eurodollar rate loans changed to 0.75% and may be decreased by up to 0.25% or increased by up to 0.5%, depending on the Company's debt coverage ratio; (ii) the Term Loan is to be repaid in twenty-three quarterly installments of $10,000,000 each beginning December 15, 1995, with a final quarterly payment of $16,000,000; and (iii) certain fees, covenants and restrictions have been eliminated or reflect more favorable terms including lower commitment fees, elimination of restrictions on capital expenditures and reduced restrictions on investments and the sale of assets. In addition, the amended Revolving Credit facility under the Amended Credit Facility provides for money market loans in addition to the base rate and Eurodollar loan options. The interest rate on money market loans is determined through a competitive bidding process among the Syndicate Banks.

Legal matters -

In November 1995, the Company and certain of its officers were named as defendants in two separate complaints filed by certain shareholders who claim to represent a class of shareholders alleging that the defendants violated the federal securities laws. The complaints allege that the Company's public documents and statements were materially incomplete and as a result misleading and that the class members purchased the Company's common stock at artificially inflated prices in reliance thereon and were thereby damaged. The Company believes that the litigation is without merit and intends to defend it vigorously. This litigation has just been commenced and the amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

                                  CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                                SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 FOR   THE YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                                       (In  thousands,  except  per  share data)


QUARTER ENDED                       11/30/94          2/28/95         5/31/95        8/31/95           YEAR

Net sales                           $243,542         $210,943        $222,770       $229,289       $906,544
Gross profit                          69,160           57,631          63,262         62,680        252,733
Net income                            10,332            9,988          10,637         10,063         41,020
Earnings per share:
  Primary                                .61              .50             .53            .50           2.14
  Fully diluted                          .61              .50             .53            .50           2.13


QUARTER ENDED                       11/30/93          2/28/94         5/31/94        8/31/94           YEAR

Net sales                           $154,485         $140,031        $154,223       $180,845       $629,584
Gross profit                          44,655           41,668          42,775         53,275        182,373
Net income                             5,653            5,741           6,655         (6,316)        11,733
Earnings per share:
  Primary                                .40              .35             .41           (.39)           .74
  Fully diluted                          .37              .35             .41           (.38)           .74

QUARTER ENDED                       11/30/92          2/28/93         5/31/93        8/31/93           YEAR

Net sales                            $71,109          $58,782         $60,495       $115,922       $306,308
Gross profit                          21,537           17,693          18,411         33,737         91,378
Net income                             3,604            2,952           3,391          5,657         15,604
Earnings per share:
  Primary                                .31              .25             .29            .45           1.30
  Fully diluted                          .28              .24             .27            .41           1.20

     The accompanying notes to consolidated financial statements are an integral part of this schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                       PART III


Item 10.   Directors and Executive Officers of the Registrant

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on January 18, 1996 under the heading "Nomination and Election of Directors," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 11.   Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on January 18, 1996, under the heading "Executive Compensation," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on January 18, 1996, under the headings "Beneficial Ownership" and "Nomination and Election of Directors," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13.   Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on January 18, 1996, under the heading "Executive Compensation," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                              PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.       Financial Statements

                  The following consolidated financial statements of the Company are submitted herewith: Report of Independent Public Accountants

                  Consolidated Balance Sheets - August 31, 1995, 1994 and 1993

                  Consolidated   Statements   of  Income  for  the  years  ended
August 31, 1995, 1994 and 1993

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended August 31, 1995, 1994 and 1993

                  Consolidated Statements of Cash Flows for the years ended August 31, 1995, 1994 and 1993

                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  The following consolidated financial information is submitted herewith:

                  Selected Financial Data -- Five-Year Summary

                  Selected Quarterly Financial Information (Unaudited)

All other schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

Individual financial statements of the Registrant have been omitted because the Registrant is primarily an operating company and no subsidiary included in the consolidated financial statements has minority equity interests and/or non-current indebtedness, not guaranteed by the Registrant, in excess of 5% of total consolidated assets.

         3.       Exhibits required to be filed by Item 601 of Regulation S-K

                  The following exhibits are filed herewith or incorporated herein by reference, as indicated:

                  2.1 Asset Purchase Agreement dated August 2, 1991 between the Registrant and Guild Wineries and Distilleries, as assigned to an acquiring subsidiary (filed as Exhibit 2(a) to the Registrant's Report on Form 8-K dated October 1, 1991 and incorporated herein by reference).
                  2.2 Stock Purchase Agreement dated April 27, 1993 among the Registrant, Barton Incorporated and the stockholders of Barton Incorporated, Amendment No. 1 to Stock Purchase Agreement dated May 3, 1993, and Amendment No. 2 to Stock Purchase Agreement dated June 29, 1993 (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
                  2.3 Asset Sale Agreement dated September 14, 1993 between the Registrant and Vintners International Company, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
                  2.4 Amendment dated as of October 14, 1993 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
                  2.5 Amendment No. 2 dated as of January 18, 1994 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).
                  2.6 Asset Purchase Agreement dated August 3, 1994 between the Registrant and Heublein, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).
                  2.7 Amendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and Registrant (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (Amendment No. 2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).
                  2.8 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Registrant (filed as Exhibit 2.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).
                  2.9 Asset Purchase Agreement among Barton Incorporated (a wholly-owned subsidiary of the Registrant), United Distillers Glenmore, Inc., Schenley Industries Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

                  3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
                  3.2 Amended  and  Restated  By-laws of the  Company  (filed as
Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).
                  4.1 Specimen of Certificate of Class A Common Stock of the Company (filed as Exhibit 1.1 to the Registrant's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).
                  4.2 Specimen of Certificate of Class B Common Stock of the Company (filed as Exhibit 1.2 to the Registrant's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).
                  4.3 Indenture dated as of December 27, 1993 among the Registrant, its Subsidiaries and Chemical Bank (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).
                  4.4 First Supplemental Indenture dated as of August 3, 1994 among the Registrant, Canandaigua West, Inc. and Chemical Bank (filed as Exhibit
4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).
                  4.5 Second Supplemental Indenture dated August 25, 1995, among the Registrant, V Acquisition Corp. (a Subsidiary of the Registrant now known as The Viking Distillery, Inc.) and Chemical Bank (filed herewith).
                  10.1 The Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Appendix B of the Company's Definitive Proxy Statement dated December 23, 1987 and incorporated herein by reference).
                  10.2 Amendment No. 1 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference).
                  10.3 Amendment No. 2 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1992 and incorporated herein by reference).
                  10.4 Amendment No. 3 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
                  10.5 Amendment No. 4 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).
                  10.6 Amendment No. 5 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).
                  10.7 Amendment No. 6 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed herewith).
                  10.8 Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form

                  10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
                  10.9 Barton Incorporated  Management  Incentive Plan (filed as
Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
                  10.10 Ellis M. Goodman Split Dollar Insurance Agreement (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
                  10.11 Barton Brands, Ltd. Deferred Compensation Plan (filed as
Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
                  10.12 Marvin Sands Split Dollar Insurance  Agreement (filed as
Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
                  10.13 Amendment and Restatement dated as of June 29, 1993 of Credit Agreement among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as
Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
                  10.14 Amendment No. 1 dated as of October 15, 1993 to Amendment and Restatement dated as of June 29, 1993 of Credit Agreement among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
                  10.15 Senior Subordinated Loan Agreement dated as of October 15, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(d) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
                  10.16 Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).
                  10.17 Amendment No. 1 (dated as of August 5, 1994) to Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).
                  10.18 Third Amended and Restated Credit Agreement between the Registrant, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (National Association) acts as Administrative Agent, dated as of September 1, 1995 (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).
                  11.1 Statement of Computation of Per Share Earnings (filed herewith).
                  21.1 Subsidiaries of Registrant (filed herewith).
                  23.1 Consent of Arthur Andersen LLP (filed herewith).
                  27.1 Financial Data Schedule (filed herewith).

(b)      Reports on Form 8-K

No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the Company's 1995 fiscal year.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CANANDAIGUA WINE COMPANY, INC.



Dated:  November 29, 1995                   By: /s/ Richard Sands
                                                --------------------------------
                                                Richard Sands,
                                                President and Chief
                                                Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Sands                   /s/ Lynn K. Fetterman
-------------------------------     --------------------------------------------
Richard Sands, President, Chief Lynn K. Fetterman, Senior Vice President and Executive Officer and Director Chief Financial Officer (Principal Financial
(Principal Executive Officer)       and Principal Accounting Officer)
Dated:  November 29, 1995           Dated:  November 29, 1995


/s/ Marvin Sands                     /s/ Robert Sands
-----------------------------------  -------------------------------------------
Marvin Sands, Chairman of the Board  Robert Sands, Director
Dated:  November 29, 1995            Dated:  November 29, 1995


/s/ George Bresler                   /s/ Ellis M. Goodman
-----------------------------------  -------------------------------------------
George Bresler, Director             Ellis M. Goodman, Director
Dated:  November 29, 1995            Dated:  November 29, 1995

/s/ James A. Locke, III              /s/ Bertram E. Silk
-----------------------------------  -------------------------------------------
James A. Locke, III, Director        Bertram E. Silk, Director
Dated:  November 29, 1995            Dated:  November 29, 1995

/s/ Sir Harry Solomon
-----------------------------------
Sir Harry Solomon, Director
Dated:  November 29, 1995

                            INDEX TO EXHIBITS

Exhibit No.


     2.1 Asset Purchase Agreement dated August 2, 1991 between the Registrant and Guild Wineries and Distilleries, as assigned to an acquiring subsidiary (filed as Exhibit 2(a) to the Registrant's Report on Form 8-K dated October 1, 1991 and incorporated herein by reference).
     2.2 Stock Purchase Agreement dated April 27, 1993 among the Registrant, Barton Incorporated and the stockholders of Barton Incorporated, Amendment No. 1 to Stock Purchase Agreement dated May 3, 1993, and Amendment No. 2 to Stock Purchase Agreement dated June 29, 1993 (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
    2.3 Asset Sale Agreement dated September 14, 1993 between the Registrant and Vintners International Company, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
    2.4 Amendment dated as of October 14, 1993 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
    2.5 Amendment No. 2 dated as of January 18, 1994 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Registrant (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).
   2.6 Asset Purchase Agreement dated August 3, 1994 between the Registrant and Heublein, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).
   2.7 Amendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and Registrant (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (Amendment No. 2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).
   2.8 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein,Inc. and the Registrant (filed as Exhibit 2.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).
   2.9 Asset Purchase Agreement among Barton Incorporated (a wholly-owned subsidiary of the Registrant), United Distillers Glenmore, Inc., Schenley Industries Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

 3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
 3.2 Amended and Restated By-laws of the Company (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No.
33-56557) and incorporated herein by reference).
 4.1 Specimen of  Certificate  of Class A Common Stock of the Company  (filed as
Exhibit 1.1 to the Registrant's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).
 4.2 Specimen of  Certificate  of Class B Common Stock of the Company  (filed as
Exhibit 1.2 to the Registrant's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).
 4.3 Indenture dated as of December 27, 1993 among the Registrant, its Subsidiaries and Chemical Bank (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).
4.4 First Supplemental Indenture dated as of August 3, 1994 among the Registrant, Canandaigua West, Inc. and Chemical Bank (filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).
4.5 Second Supplemental Indenture dated August 25, 1995, among the Registrant, V Acquisition Corp. (a Subsidiary of the Registrant now known as The Viking Distillery, Inc.) and Chemical Bank (filed herewith).
 10.4 Amendment No. 3 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
  10.5 Amendment No. 4 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).
  10.6 Amendment No. 5 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).
 10.7 Amendment No. 6 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed herewith).
 10.8 Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993
(filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
 10.9 Barton Incorporated Management Incentive Plan (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
  10.10 Ellis M. Goodman Split Dollar  Insurance  Agreement  (filed as Exhibit
10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
 10.11 Barton Brands, Ltd. Deferred Compensation Plan (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
 10.12 Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).
 10.13 Amendment and Restatement dated as of June 29, 1993 of Credit Agreement among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).
 10.14 Amendment No. 1 dated as of October 15, 1993 to Amendment and Restatement dated as of June 29, 1993 of Credit Agreement among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
 10.15 Senior Subordinated Loan Agreement dated as of October 15, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(d) to the Registrant's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).
 10.16 Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).
 10.17 Amendment No. 1 (dated as of August 5, 1994) to Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated as of June 29, 1993 among the Registrant, its subsidiaries and certain banks for which The Chase Manhattan Bank (National Association) acts as agent (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).
 10.18 Third Amended and Restated Credit Agreement between the Registrant, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (National Association) acts as Administrative Agent, dated as of September 1, 1995 (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).
  11.1 Statement of Computation of Per Share Earnings (filed  herewith).
  21.1 Subsidiaries of Registrant (filed herewith).
  23.1 Consent of Arthur Andersen LLP (filed herewith).
  27.1 Financial Data Schedule (filed herewith).

                                   EXHIBIT 4.5

     Second Supplemental Indenture (the "Supplement"), dated as of August 25, 1995, is entered into by and among Canandaigua Wine Company, Inc., a Delaware corporation (the "Company"), V Acquisition Corp., a Georgia corporation and an indirect wholly owned subsidiary of the Company (the "New Guarantor"), and Chemical Bank, a New York corporation, as Trustee (the "Trustee").

                   Recitals of the Company and the New Guarantor

     Whereas, the Company, the Guarantors and the Trustee have executed and delivered an Indenture, dated as of December 27, 1993, as supplemented, among the Company, the Guarantors and the Trustee (the "Indenture") providing for the issuance by the Company of $130,000,000 aggregate principal amount of the Company's 8 3/4% Senior Subordinated Notes due 2003 (the "Securities") and pursuant to which the Guarantors have agreed to guarantee, jointly and severally, the full and punctual payment and performance when due of all Indenture Obligations.

     Whereas, the New Guarantor has become a Subsidiary and pursuant to Section 1014(b) of the Indenture is obligated to enter into the Supplement thereby guaranteeing the punctual payment and performance when due of all Indenture Obligations;

     Whereas, pursuant to Section 901(e) of the Indenture, the Company, the New Guarantor and the Trustee may enter into this Supplement without the consent of any Holder;

     Whereas, the execution and delivery of this Supplement have been duly authorized by a Board Resolution of the respective Boards of Directors of the Company and the New Guarantor; and

     Whereas, all conditions and requirements necessary to make the Supplement valid and binding upon the Company and the New Guarantor, and enforceable against the Company and the New Guarantor in accordance with its terms, have been performed and fulfilled;

     Now Therefore, in consideration of the above premises, each of the parties hereto agrees, for the benefit of the others and for the equal and proportionate benefit of the Holders of the Securities, as follows:

                               Article One
                            The New Guarantee

     Section 101. For value received, the New Guarantor, in accordance with Article Fourteen of the Indenture, hereby absolutely, unconditionally and irrevocably guarantees (the "New Guarantee"), jointly and severally among itself and the Guarantors, to the Trustee and the Holders, as if the New Guarantor were the principal debtor, the punctual payment and performance when due of all Indenture Obligations (which for purposes of the New Guarantee shall also be deemed to include all commissions, fees, charges, costs and other expenses (including reasonable legal fees and disbursements of one counsel) arising out of or incurred by the Trustee or the Holders in connection with the enforcement of this New Guarantee). The agreements made and obligations assumed hereunder by the New Guarantor shall constitute and shall be deemed to constitute a Guarantee under the Indenture and for all purposes of the Indenture, and New Guarantor shall be considered a Subsidiary for all purposes of the Indenture as if it was originally named therein as a Subsidiary.

     Section 102. The New Guarantee shall be automatically and unconditionally released and discharged upon the occurrence of the events set forth in Section 1014(c) of the Indenture.

     Section  103.  New  Guarantor  hereby  waives,  and will not in any  manner whatsoever, claim or take the benefit or advantage of, any rights of reimbursement, indemnity or subrogation or any other rights against the Company or any other Subsidiary as a result of any payment by New Guarantor under its Guarantee under the Indenture.

                                  Article Two
                                 Miscellaneous

     Section 201. Except as otherwise expressly provided or unless the context otherwise requires, all terms used herein which are defined in the Indenture shall have the meanings assigned to them in the Indenture. Except as supplemented hereby, the Indenture (including the Guarantees incorporated therein) and the Securities are in all respects ratified and confirmed and all the terms and provisions thereof shall remain in full force and effect.

     Section 202. This Supplement shall be effective as of the close of business on the date hereof.

     Section 203. The recitals contained herein shall be taken as the statements of the Company and the New Guarantors, and the Trustee assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Supplement.

     Section 204. This Supplement shall be governed by and construed in accordance with the laws of the jurisdiction which govern the Indenture and its construction.

     Section 205. This Supplement may be executed in any number of counterparts each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

     In Witness Whereof, the parties hereto have caused this Supplement to be duly executed and their respective seals to be affixed hereunto and duly attested all as of the day and year first above written.

                                      Canandaigua Wine Company, Inc.


[Corporate Seal]                      By:   s/Lynn Fetterman
                                      Name: Lynn Fetterman
                                      Title: Senior Vice President and Chief
                                             Financial Officer

Attest:


s/David Sorce
Assistant Secretary


                                      V Acquisition Corp.


[Corporate Seal]                      By:   s/Fred Mardell
                                      Name: Fred Mardell
                                      Title:

Attest:


s/Elizabeth Kutyla
Assistant Secretary


                                      Chemical Bank


[Corporate Seal]                      By:   s/W.B. Dodge
                                      Name: W.B. Dodge
                                      Title: Vice President

Attest:


s/Gloria G. McKeever
Assistant Secretary

                                  EXHIBIT 10.7

                                AMENDMENT NO. 6
                                     TO THE
                         CANANDAIGUA WINE COMPANY, INC.
                 STOCK OPTION AND STOCK APPRECIATION RIGHT PLAN


Pursuant to Paragraph 15 of the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (the "Plan"), the Board of Directors hereby amends the Plan, effective upon the date hereof, as set forth below.

Paragraph 5(c) of the Plan is hereby amended and restated to read in its entirety as follows:

        (c) Exercise. Each option, or any installment thereof, shall be exercised, whether in whole or in part, by giving irrevocable written notice to the Company at its principal office, specifying the number of Shares purchased and the purchase price being paid, and accompanied by the payment of the purchase price. A Participant may pay for the Shares subject to the option with cash, a certified check or a bank cashier's check payable to the order of the Company. Alternatively, at the Company's sole option he may be permitted to pay for the Shares in whole or in part, by the delivery of the Shares already owned by him, which will be accepted in exchange at their fair market value on the date of exercise, or alternatively, by delivery to the Company of the written notice described above, together with irrevocable instructions to a broker/dealer to sell or margin, or sell and margin, a sufficient portion of the Shares and deliver the sale proceeds or margin loan proceeds directly to the Company to pay the purchase price. Certificates representing the Shares purchased by the Participant shall be issued as soon as reasonably practicable after the Participant has complied with the provisions hereof.

IN WITNESS WHEREOF, Canandaigua Wine Company, Inc. has caused the instrument to be executed on August 10, 1995.


                                     CANANDAIGUA WINE COMPANY, INC.



                                      /s/Richard Sands
                                      Richard Sands, President

                                   EXHIBIT 11

                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
               FOR THE YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                                         August 31, 1995    August 31, 1994     August 31, 1993
                                                         ---------------    ---------------     ---------------

Net income per common  equivalent                                 Fully              Fully               Fully
share:                                                Primary   Diluted  Primary   Diluted    Primary  Diluted
                                                       -------   -------  -------   -------    -------  -------
                                                                (in thousands, except per share data)

Net income available to common shares-                $ 41,020  $ 41,020 $ 11,733  $ 11,733   $ 15,604  $ 15,604

Adjustments:
   Assumed exercise of convertible debt                  --        --        --        419      --        2,597

                                                      -------   -------   -------   -------   --------   -------
Net income available to common and
common equivalent shares                             $ 41,020  $ 41,020 $ 11,733  $ 12,152   $ 15,604  $ 18,201
                                                      =======   =======   =======   =======   ========   =======
Shares:
Weighted average common shares
outstanding                                            18,776    18,776    15,423    15,423    11,820    11,820

Adjustments:
   (1) Assumed exercise of convertible
              debt                                       --        --        --         544      --       3,239

   (2) Assumed exercise of incentive
              stock options                               252       302       227       257       144       144

   (3) Assumed exercise of stock                          120       218       134       177      --        --
              options
                                                       -------   -------   -------   -------   --------   -------
Total shares                                           19,148    19,296    15,784    16,401    11,964    15,203
                                                       =======   =======   =======   =======   ========  =======
Net income per common share                           $  2.14  $  2.13    $  0.74  $   0.74   $  1.30   $   1.20
                                                       =======   =======   =======   =======   ========  =======

                             EXHIBIT 21.1


State of Incorporation                       Subsidiary
    New York                           Batavia Wine Cellars, Inc.
    Delaware                           Bisceglia Brothers Wine Co.
    California                         California Products Company
    New York                           Guild Wineries & Distilleries, Inc.
    South Carolina                     Tenner Brothers, Inc.
    New York                           Widmer's Wine Cellars, Inc.
    Delaware                           Barton Incorporated
    Delaware                           Barton Brands, Ltd.
    Maryland                           Barton Beers, Ltd.
    Connecticut                        Barton Brands of California, Inc.
    Georgia                            Barton Brands of Georgia, Inc.
    New York                           Barton Distillers Import Corp.
    Delaware                           Barton Financial Corporation
    Wisconsin                          Stevens Point Beverage Co.
    New York                           Monarch Wine Company, Limited Partnership
    Illinois                           Barton Management, Inc.
    U.S. Virgin Islands                Barton Foreign Sales Corporation
    New York                           Vintners International Company, Inc.
    New York                           Canandaigua West, Inc.
    Georgia                            The Viking Distillery, Inc.

                                                                    EXHIBIT 23.1

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our
report  included  in  this  Form  10-K  into  the  Company's   previously  filed
Registration Statements on Form S-8 file numbers 33-26694 and 33-56557.

                                                             ARTHUR ANDERSEN LLP

Rochester New York
November 29, 1995