Form 10-Q
period 1995-11-30
CANANDAIGUA WINE CO INC
filed 1996-01-16
CIK 16918

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 1995

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from     to


                           Commission File No. 0-7570


                           Canandaigua Wine Company,
                                      Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                  16-0716709
    -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

116 Buffalo Street, Canandaigua, New York                  14424
-----------------------------------------               ----------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (716) 394-7900
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     The Registrant's Former Fiscal Year was September 1 through August 31.
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No
     -------           --------

The number of shares outstanding of each of the Registrant's classes of common stock as of January 11, 1996 is set forth below.
                                                            Number of Shares
         Class                                                 Outstanding
         -----                                                 -----------
Class A Common Stock, Par Value $.01 Per Share                  16,246,046
Class B Convertible Common Stock, Par Value $.01 Per Share       3,365,958

                  Part 1 - Financial Information


Item 1. Financial Statements

               CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                          November 30, 1995      August 31, 1995
                                              (Unaudited)             (Audited)
                                                         (in thousands)
           ASSETS
           ------
CURRENT ASSETS:
     Cash and cash investments                     $     1,294    $       4,180
     Accounts receivable, net                          191,671          115,448
     Inventories, net                                  368,597          256,811
     Prepaid expenses and other
      current assets                                    24,886           25,070
                                                    -----------    -------------
          Total current assets                         586,448          401,509
PROPERTY, PLANT AND EQUIPMENT, NET                     249,370          217,505
OTHER ASSETS                                           263,172          166,907
                                                    -----------    -------------
   Total assets                                    $ 1,098,990    $     785,921
                                                    ===========    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                 $   125,500     $      -
     Current maturities of long-
       term debt                                        44,544           29,133
     Accounts payable                                   74,403           62,091
     Accrued federal and state excise taxes             16,106           15,633
     Other accrued expenses and
      liabilities                                       77,352           67,896
                                                    -----------    -------------
          Total current liabilities                    337,905          174,753
                                                    -----------    -------------
LONG-TERM DEBT, less current maturities                337,808          198,859
                                                    -----------    -------------
DEFERRED INCOME TAXES                                   49,827           49,827
                                                    -----------    -------------
OTHER LIABILITIES                                       10,468           10,600
                                                    -----------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Class A Common Stock, $.01 par value-
    Authorized, 60,000,000 shares;
    Issued, 17,411,832 shares at
    November 30, 1995 and 17,400,082
    shares at August 31, 1995                              174              174
   Class B Convertible Common Stock,
     $.01 par value-Authorized,
     20,000,000 shares; Issued 3,991,683
     shares at November 30, 1995
     and 3,996,683 shares at August 31, 1995                40               40
     Additional paid-in capital                        220,519          219,894
     Retained earnings                                 149,690          139,278
                                                    -----------    -------------
                                                       370,423          359,386
                                                    -----------    -------------
     Less-Treasury stock-
     Class A Common Stock, 1,165,786
       shares at November 30, 1995 and
       1,186,655 shares at August
       31, 1995, at cost                                (5,234)          (5,297)
     Class B Convertible Common Stock,
       625,725 at November 30, 1995 and
       August 31, 1995, at cost                         (2,207)          (2,207)
                                                    -----------    -------------
                                                        (7,441)          (7,504)
                                                    -----------    -------------
     Total stockholders' equity                        362,982          351,882
                                                    -----------    -------------
     Total liabilities and stockholder's equity     $1,098,990     $    785,921

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
           Consolidated Statements of Income and Retained Earnings

                               Three Months Ended November 30,
                               -------------------------------
                             (in thousands, except  share data)
                                   1995               1994
                                   ----               ----
                                 (Unaudited)        (Unaudited)

GROSS SALES                    $  391,186         $  317,420
     Less - Excise taxes         (105,601)           (73,878)
                                -----------    -------------
        Net sales                 285,585            243,542

COST OF PRODUCT SOLD             (208,332)          (174,382)
                                -----------    -------------
     Gross profit                  77,253             69,160

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        (50,104)           (45,064)

NONRECURRING RESTRUCTURING
    EXPENSES                       (1,748)              (345)
                                -----------    -------------
     Operating income              25,401             23,751
INTEREST INCOME                       110                242
INTEREST EXPENSE                   (8,157)            (7,193)
                                -----------    -------------
  Income before provision for
    federal and state income
    taxes                          17,354             16,800
PROVISION FOR FEDERAL AND
   STATE INCOME TAXES              (6,942)            (6,468)
                                -----------    -------------
     NET INCOME                    10,412             10,332

RETAINED EARNINGS, BEGINNING      139,278             98,258
                                -----------    -------------
RETAINED EARNINGS, ENDING      $  149,690         $  108,590
                                ===========    =============
SHARE DATA :
Net income per common
     and common
     equivalent share:
          Primary                    $.52               $.61
          Fully Diluted              $.52               $.61
Weighted average shares
   outstanding:
          Primary              20,103,679         16,996,099
          Fully Diluted        20,103,679         16,998,036

Dividend per share                 None               None

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows

                                              Three Months Ended November 30,
                                                       (in thousands)
                                                          1995           1994
                                                         -------       --------
                                                       (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $ 10,412       $ 10,332

Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation of property, plant and equipment         5,229          5,061
     Amortization of intangible assets                     2,105          1,505
     Deferred tax provision                                   -               5
     Gain on sale of property, plant and equipment            (6)            -
     Change in assets and liabilities, net of effects
       from purchase of businesses:
          Accounts receivable, net                       (76,223)        (40,612)
          Inventories, net                               (95,771)        (50,170)
          Prepaid expenses                                   568          6,442
          Accounts payable                                12,311         (7,993)
          Accrued federal and state excise taxes             473           (948)
          Other accrued expenses and liabilities          16,301         14,466
     Other                                                  (137)          (863)
                                                       ---------       ---------
          Total adjustments                             (135,150)       (73,107)
                                                       ---------       ---------
          Net cash used in operating activities         (124,738)       (62,775)
                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property,
       plant and equipment                                    58             -
     Purchases of property, plant and equipment,
       net of minor disposals                             (6,974)        (5,754)
     Payment of accrued earn-out amounts                 (10,000)            -
                                                       ---------       ---------
          Net cash used in investing activities          (16,916)        (5,754)
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of notes payable, short-term borrowings    125,500         77,100
     Repayment of notes payable                              -          (47,000)
     Repayment of notes payable from equity
       offering proceeds                                     -          (22,100)
     Principal payments of long-term debt                   (640)          (402)
     Proceeds of Term Loan, long-term debt                13,219         47,000
     Repayment of Term Loan from equity
       offering proceeds, long-term debt                     -          (82,000)
     Proceeds from equity offering, net                      -          103,313
     Proceeds from employee stock purchases                  659             -
     Exercise of employee stock options                       30             -
                                                       ---------       ---------
          Net cash provided by financing activities      138,768         75,911
                                                       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS      (2,886)         7,382

CASH AND CASH INVESTMENTS, beginning of period             4,180          1,495
                                                       ---------       ---------
CASH AND CASH INVESTMENTS, end of period             $     1,294       $  8,877
                                                       =========       =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
     Fair value of assets acquired                  $    144,936       $     -
     Liabilities assumed                                   3,155             -
                                                       ---------       ---------
     Cash paid                                           141,781             -
     Less - Amounts borrowed                             141,781             -
                                                       ---------       ---------
     Net cash paid for acquisition                  $         -        $     -
                                                       =========       =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               November 30, 1995


1)       MANAGEMENT REPRESENTATIONS:

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present the financial information for Canandaigua Wine Company, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes, included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 1995.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Year end change:

          On January 11, 1996, the Company changed its fiscal year end from the twelve month period ending August 31 to the twelve month period ending on the last day of February. The accompanying consolidated financial statements for the three month period ended November 30, 1995, are based on the newly adopted fiscal year.

         The consolidated financial statements for the three month period ended November 30, 1994, are based on the Company's old fiscal year end, August 31, 1995.

         Other:

         Certain fiscal 1995 balances have been reclassified to conform with current year presentation.

3)       INVENTORIES:

         Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 94%, 94%, and 96% at November 30, 1995, August 31, 1995, and November 30, 1994, respectively. Replacement cost of the inventories determined on a FIFO basis approximated $355,509,000, $240,895,000 and $339,629,000 at November 30, 1995,
August 31, 1995, and November 30, 1994, respectively. At November 30, 1995, August 31, 1995, and November 30, 1994, the net realizable value of the Company's inventories was in excess of $368,597,000, $256,811,000, and $351,223,000, respectively.

         Elements of cost include materials, labor and overhead and consist of the following:

                                        November 30,           August 31,         November 30,
                                          1995                   1995                1994
                                          ----                   ----                ----
                                                             (in thousands)

Raw materials and supplies              $  19,195        $     19,753        $      33,723
Wines and distilled spirits in process    276,614             174,399              257,431
Finished case goods                        72,788              62,659               60,069
                                        $ 368,597        $    256,811        $     351,223

 4)   PROPERTY, PLANT AND EQUIPMENT:

      The major  components of the property, plant and equipment are as follows:

                                    November 30,          August 31,
                                      1995                  1995
                                      ----                  ----
                                            (in thousands)
Land                                  $       16,322        $  15,257
Buildings and improvements                    77,323           65,084
Machinery and equipment                      217,257          197,266
Motor vehicles                                 5,242            5,204
Construction in progress                      17,831           12,171
                                             333,975          294,982
Less - Accumulated depreciation             (84,605)          (77,477)
                                      $      249,370        $ 217,505

5) OTHER ASSETS:

      The major components of other assets are as follows:

                                    November 30,          August 31,
                                      1995                  1995
                                      ----                  ----
                                            (in thousands)

Goodwill                             $   135,604        $   70,141
Distribution rights, agency license
  agreements and trademarks              115,426            83,536
Other                                     23,559            23,187
                                         274,589           176,864
Less - Accumulated amortization          (11,417)           (9,957)
                                     $   263,172        $  166,907

    6) OTHER ACCRUED EXPENSES AND LIABILITIES:

        The  major   components   of  accrued   expenses   and
liabilities are as follows:
                                    November 30,          August 31,
                                      1995                  1995
                                      ----                  ----
                                            (in thousands)


Accrued Earn-out Amounts             $      -            $    10,000
Accrued loss on noncancelable grape
  contracts                              8,900                10,862
Other                                   68,452                47,034
                                       -------               -------
                                     $  77,352           $    67,896

     7) OTHER LIABILITIES:

        The major  components of other  liabilities are as follows:

                                    November 30,          August 31,
                                      1995                  1995
                                      ----                  ----
                                            (in thousands)

Accrued loss on noncancelable grape
  contracts                                  $   7,374    $  7,374
Other                                            3,094       3,226
                                             $  10,468    $ 10,600

      8) ACQUISITIONS:

         The following table sets forth unaudited pro forma consolidated results of operations of the Company for the three months ended November 30, 1995, and 1994. The three month unaudited pro forma consolidated results of operations for the period ended November 30, 1994, gives effect to the UDG Acquisition as if it occurred on September 1, 1994. The unaudited pro forma consolidated results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The pro forma consolidated results of operations do not purport to represent what the Company's financial position or results of operations would actually have been if the UDG Acquisition in fact had occurred on such date or at the beginning of the period indicated or to project the Company's financial position or the results of operations at any future date or for any future period.

                                           November 30,                     November 30,
                                              1995                              1994
                                              ----                              ----
                                                 (in thousands, except share data)

Net sales                              $     285,585                     $   276,520
Income before taxes                    $      17,354                     $    22,435
Net income                             $      10,412                     $    13,798

Share data:
Net income per common share:
   Primary                                      $.52                            $.81
   Fully diluted                                $.52                            $.81
Weighted average shares outstanding:
   Primary                                20,103,679                      16,996,099
   Fully diluted                          20,103,679                      16,998,036

9)       BORROWINGS:

         Borrowings consist of the following at November 30, 1995:

                                                              Current           Long-term         Total
                                                              =======           =========         =====
                                                                              (in thousands)
Notes Payable:
   Senior Credit Facility:
       Revolving Credit Loans                              $     125,500    $      -         $    125,500
                                                             ===========       =========      ===========
Long-term Debt:
   Senior Credit Facility:
       Term loan, variable rate, original proceeds
       $246,000, due in installments through August 2001   $    40,000      $    206,000     $    246,000
   Senior Subordinated Notes:
       8.75% redeemable after December 15, 1998, due 2003          -             130,000          130,000
   Capitalized Lease Agreements:
       Capitalized facility and equipment leases at
       interest rates ranging from 8.9% to 11.5%,
       due in monthly installments through fiscal 1998             651               485            1,136
   Industrial Development Agencies:
       7.5% 1980 issue, original proceeds $2,370, due
       in annual installments of $118 through fiscal 2000          118               356              474
   Other Long-term Debt:
       Loans payable - 5% secured by cash surrender
       value of officers' life insurance policies                   -                967              967
       Notes payable at prime, due September 1996                3,775              -               3,775
                                                            ----------         ---------       ----------
                                                           $    44,544       $   337,808     $   382,352
                                                             ===========       =========      ===========

10) RESTRUCTURING PLAN:

     The Company provided for costs to restructure the operations of its California wineries (the Restructuring Plan) in the fourth quarter of fiscal 1994. Under the Restructuring Plan, all bottling operations at the Central Cellars winery in Lodi, California and substantially all of the branded wine bottling operations at the Monterey Cellars winery in Gonzales, California were moved to the Mission Bell winery located in Madera, California. The Monterey Cellars winery will continue to be used as a crushing, winemaking and contract bottling facility. The Central Cellars winery was closed in the fourth quarter of fiscal 1995, and is expected to be sold. In the three months ended November 30, 1995, the expenses incurred in connection with the Restructuring Plan reduced income before taxes and net income by approximately $1,748,000 and $1,049,000, respectively, or $.05 per share on a fully diluted basis. These charges primarily represent incremental, nonrecurring expenses of $3,326,000 incurred for overtime and freight expenses resulting from inefficiencies related to the Restructuring Plan, offset by a reduction in the accrual for restructuring expenses of $1,578,000, primarily for severance and facility holding and closure costs. The Company expended approximately $2,395,000 during the three months ended November 30, 1995, for capital expenditures to expand storage capacity. During the three months ended November 30, 1995, an additional 9 jobs were eliminated under the Restructuring Plan, bringing the total jobs eliminated to 170. As of November 30, 1995 and August 31, 1995, the Company had accrued approximately $1,530,000 and $4,251,000, respectively, relating to the Restructuring Plan.

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   -----------------------------------------------------------
          and Results of Operations
          -------------------------

Results of Operations of the Company

          On January 11, 1996, the Company changed its fiscal year end from the twelve month period ending August 31 to the twelve month period ending the last day of February. The Company believes that this change creates a better planning cycle by allowing the Company to take into account new costs from the fall grape harvest, other inventory costs, summer sales of imported beer products and holiday shipments of all of the Company's products in its fiscal year planning process. The accompanying consolidated financial statements for the three month period ended November 30, 1995, are based on the newly adopted fiscal year. Accordingly, the quarterly results reflect the effect of seasonal factors primarily related to the timing of advertising expenditures and inventory levels during the six months ending February 29, 1996.

         On September 1, 1995, the Company acquired from United Distillers Glenmore, Inc. and certain of its North American affiliates (collectively, "UDG") the Mr. Boston, Canadian LTD, Skol, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; the rights to the Fleischmann's and Chi-Chi's distilled spirits brands under long term license agreements; the U.S. rights to the Inver House, Schenley and El Toro distilled spirits brands; related inventories and other assets; and two production facilities located in Owensboro, Kentucky, and Albany, Georgia; and, in addition, the transaction included multiyear agreements under which UDG will supply the Company with bulk whisky and the Company will supply UDG with services including continued packaging of various UDG brands not acquired by the Company (the "UDG Acquisition"). Also, in addition to the assets acquired in the transaction, at closing, the Company purchased from UDG certain brandy inventories and packaging supplies related to the contract production arrangements with UDG. The Company financed the UDG Acquisition through an amendment to its then-existing bank credit facility, primarily through an increase in the term loan facility under that credit facility. (See "Financial Liquidity and Capital Resources" below in this Item 2). The UDG Acquisition is significant to the Company and will have a material impact on the Company's future results of operations. The UDG Acquisition has significantly strengthened the Company's position in the United States distilled spirits industry. The Company believes that, as a result of the UDG Acquisition, its distilled spirits market share in the United States has doubled to approximately 8%. The UDG Acquisition also gave the Company a significantly larger presence in the cordial and liqueur categories, which are more profitable than most other distilled spirits categories.

         The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:



                                                                Three Months Ended
                                                                    November 30,
                                                               1995              1994
                                                               ----              ----

Net sales............................................          100.0%           100.0%
Cost of product sold.................................           72.9             71.6
                                                              ------           ------
  Gross profit.......................................           27.1             28.4
Selling, general and administrative expenses.........           17.6             18.5
Nonrecurring restructuring expenses..................            0.6              0.1
                                                              -------         -------
Operating income.....................................            8.9              9.8
Interest expense, net................................            2.8              2.9
                                                              -------         -------
  Income before provision for income taxes...........            6.1              6.9
Provision for federal and state income taxes.........            2.5              2.7
                                                              -------         -------
  Net income                                                     3.6%             4.2%
                                                              =======         =======

Three Months Ended November 30, 1995 ("First Quarter 1996") Compared to Three Months Ended November 30, 1994 ("First Quarter 1995")

         Net Sales

         Net sales for the Company's First Quarter 1996 increased to $285.6 million from $243.5 million for First Quarter 1995, an increase of $42.1 million, or approximately 17%. This increase resulted primarily from (i) the inclusion of $28.0 million of net sales of products and services from the UDG Acquisition; (ii) $10.5 million of additional net sales of the Company's imported beer brands; and (iii) $7.4 million of increased net sales of the Company's branded wine products; partially offset by (iv) lower grape juice concentrate sales due to the timing of shipments.

         For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the UDG Acquisition have been included in the entire period for First Quarter 1996 and included for the same period during First Quarter 1995, which was prior to the UDG Acquisition.

         The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine product, beer and spirits brands sold by the Company for First Quarter 1996 and First Quarter 1995:


                        First Quarter 1996 Compared to First Quarter 1995
                                              Net Sales                          Unit Volume
                                              ---------                          -----------
                                                             % Increase                              % Increase
                                    1996          1995       (Decrease)      1996        1995         (Decrease)
                                 ---------     ---------     ---------     -------    --------       -----------

Branded Beverage
  Alcohol Products               $ 254,077     $ 246,507        3.1%       15,347       14,800          3.7%
Branded Wine Products            $ 145,916     $ 138,530        5.3%        8,036        7,815          2.8%
     Non-varietal Wines          $  63,864     $  61,765        3.4%        4,023        4,057         (0.8)%
     Varietal Wines              $  39,998     $  33,487       19.4%        1,900        1,564         21.5%
     Sparkling Wines             $  26,903     $  26,389        1.9%        1,160        1,127          2.9%
     Dessert Wines               $  15,150     $  16,889      (10.3)%         954        1,066        (10.5)%
Beer                             $  61,486     $  50,985       20.6%        4,957        4,127         20.1%
Spirits (1)                      $  46,761     $  57,047      (18.0)%       2,353        2,844        (17.3)%


(1) The spirits category includes for both years presented a number of the Company's brandy products which were previously only included under the Branded
Beverage Alcohol Products category.

          Net sales and unit volume of the Company's branded beverage alcohol products for First Quarter 1996 increased 3.1% and 3.7%, respectively, as compared to First Quarter 1995. These increases were primarily due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

          Net sales of the Company's branded wine products increased $7.4 million, or 5.3%, for First Quarter 1996 as compared to First Quarter 1995. Unit volume of the Company's branded wine products increased 221,000 cases, or 2.8%. Of the $7.4 million increase in net sales, (i) $3.9 million was due to increased shipments, primarily of the Company's varietal table wines and sparkling wines, partially offset by lower shipments of dessert wines and non-varietal table wines; and (ii) $3.5 million was due to higher average selling prices per case due to a combination of price increases and a change in the product mix in favor of higher-priced categories. The Company believes that the increase in sales of its branded wine products was substantially due to the fulfillment of a backlog of orders at the end of fiscal 1995 caused by production and shipping delays associated with the relocation of West Coast bottling operations to the Company's Mission Bell winery under the Restructuring Plan. The Company believes that the backlog of unfilled orders from August 1995 was substantially eliminated in First Quarter 1996.

         Net sales and unit volume of the Company's non-varietal table wine brands for First Quarter 1996 increased by 3.4% and decreased by 0.8%, respectively, as compared to First Quarter 1995. Net sales increased due to higher average selling prices on most of the Company's non-varietal table wine brands. The Company began a program of price increases on many of its non-varietal wine table brands in October 1995. The Company believes that the volume decline is consistent with a general change in consumer preferences from non-varietal table wines to varietal table wines and, in addition, may reflect the impact of the Company's First Quarter 1996 price increases.

         Net sales and unit volume of the Company's varietal table wine brands for First Quarter 1996 increased 19.4% and 21.5%, respectively, as compared to First Quarter 1995. Although the Company has begun to implement price increases on most of its varietal table wine brands in response to grape cost increases and to phase out introductory pricing on varietal wine line extensions for most of the Company's California wine brands in the latter part of fiscal 1995, average pricing has not returned to First Quarter 1995 levels.

         Net sales and unit volume of the Company's sparkling wine brands increased by 1.9% and 2.9%, respectively, in First Quarter 1996 as compared to First Quarter 1995.

         Net sales and unit volume of the Company's dessert wine brands decreased by 10.3% and 10.5%, respectively, in First Quarter 1996 as compared to First Quarter 1995, reflecting the continuing general decline in consumption of dessert wines.

         Net sales and unit volume of the Company's beer brands for First Quarter 1996 increased by 20.6% and 20.1%, respectively, as compared to First Quarter 1995. These increases were largely due to continued sales growth of Corona and the Company's other Mexican beer brands.

         Net sales and unit volume of the Company's distilled spirits brands declined by 18.0% and 17.3%, respectively, in First Quarter 1996 as compared to First Quarter 1995. Excluding the impact of the UDG Acquisition, net sales and unit volume of the Company's distilled spirits brands grew by 5.4% and 5.3%, respectively, in First Quarter 1996, led by higher brandy, tequila, vodka and liqueur sales, offset by lower whiskey, gin and mezcal sales. Sales of the brands acquired in the UDG Acquisition were substantially lower than in First Quarter 1995, accounting for lower overall spirits sales. The Company believes that UDG shipped a disproportionate amount of its annual volume in the period corresponding to the Company's First Quarter 1995, relative to the Company's historical shipment experience.

         Gross Profit

         The Company's gross profit increased to $77.3 million in First Quarter 1996 from $69.2 million in First Quarter 1995. The UDG Acquisition contributed $10.0 million to gross profits in First Quarter 1996, and additional imported beer volume accounted for $3.2 million of increased gross profits. These increases were partially offset by lower gross profits in the Company's branded wine business and a change in the mix of sales toward lower-margin products.

          Gross profit as a percentage of net sales decreased to 27.1% for First Quarter 1996 from 28.4% in First Quarter 1995. The gross profit percentage was positively affected by the UDG Acquisition, as gross profit as a percentage of net sales on the business acquired from UDG was substantially higher than the average for the Company in First Quarter 1996. Excluding the UDG Acquisition, the Company's gross margin declined by 2.3% due to higher raw material costs and, in particular, higher grape costs in the 1995 harvest and, to a lesser extent, a change in category mix.

          The Company uses the LIFO method of inventory valuation, which has resulted in the realization of higher costs in First Quarter 1996. The Company has initiated a program of price increases on certain products during First Quarter 1996 in some of its markets and plans price increases on certain products in Second Quarter 1996 in the remainder of its markets. The higher costs of products sold have not been, nor does the Company expect the higher costs to be, fully absorbed by these price increases during these periods. The Company plans to increase its prices further on certain products in the first quarter of its new fiscal year. The Company sells its products in a highly competitive environment; therefore, there can be no assurance that the Company will not have to lower prices in the future to maintain its competitive position, nor is there assurance that the price increases the Company has implemented or contemplates will fully absorb the higher cost of products sold.

         Selling, General and Administrative Expenses

          Selling, general and administrative expenses were $50.1 million in First Quarter 1996, an increase of $5.0 million, or 11.2%, as compared to First Quarter 1995. The increase was driven by advertising, promotion and selling expenses related to the brands acquired in the UDG Acquisition, partially offset by lower seasonal advertising expenses related to the change in the Company's fiscal year.

          Selling, general and administrative expenses as a percent of net sales declined to 17.6% in First Quarter 1996 from 18.5% in First Quarter 1995, as general and administrative efficiencies related to economies of scale and lower seasonal advertising expenses related to the change in the Company's fiscal year were partially offset by higher advertising and promotion as a percent of net sales of the brands acquired in the UDG Acquisition.

         Nonrecurring Restructuring Expenses

         In First Quarter 1996, the Company incurred net restructuring charges of $1.7 million, which represents $3.3 million of incremental, nonrecurring expenses such as overtime and freight expense related to production and shipment delays associated with the Restructuring Plan, offset by a reduction of $1.6 million in accrued liabilities associated with the Restructuring Plan to take into account lower than expected expenses for severance and facility holding and closure costs.

         Interest Expense, Net

         Net interest expense increased $1.1 million to $8.0 million in First Quarter 1996 as compared to First Quarter 1995. The increase resulted from borrowings related to the UDG Acquisition, partially offset by reductions in the Company's Term Loan and Revolving Credit Loans using proceeds of the Company's November 18, 1994, public equity offering.

         Net Income

         Net income increased to $10.4 million in First Quarter 1996 from $10.3 million in First Quarter 1995, an increase of $0.1 million, or 0.8%. The increase in net income was due to pretax operating income of $4.4 million from the UDG Acquisition, partially offset by an increase in pretax nonrecurring restructuring charges of $1.4 million, additional pretax cost of product sold and selling, general and administrative expenses of $1.3 million, and an increase in pretax interest expense of $1.1 million. In addition, the Company's effective income tax rate increased to 40.0% in First Quarter 1996 from 38.5% in First Quarter 1995 due to changes in its mix of business in a number of states.

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

Cash Flows - First Quarter 1996

         Operating Activities

         Net cash used in operating activities in First Quarter 1996 was $124.7 million. The net cash used in operating activities for First Quarter 1996 resulted principally from an increase in current assets, offset in part by higher current liabilities and net income adjusted for noncash items. The increase in current assets resulted principally from a $95.8 million increase in inventories as a result of the purchase of grapes from the 1995 harvest and a $76.2 million increase in accounts receivable primarily due to higher seasonal sales and sales of products and services from the UDG Acquisition. Current liabilities increased principally due to higher grape purchases, accrued income taxes, and accruals for promotion and advertising related to higher seasonal sales.

         Investing Activities and Financing Activities

         Net cash used in investing activities in First Quarter 1996 was $16.9 million, resulting primarily from a $10.0 million Earn-Out payment (as defined below) and $7.0 million of capital expenditures. Included in the capital expenditures is $2.4 million associated with the Restructuring Plan.

         Net cash provided by financing activities in First Quarter 1996 was $138.8 million, resulting primarily from $125.5 million of Revolving Loan borrowings under the Company's Credit Facility (as defined below) to fund higher net seasonal working capital requirements and $13.2 million of increased Term Loan facility borrowings used to fund the purchase of inventories, excess borrowings, transaction costs and bank fees in connection with the UDG Acquisition. The total increase in the Company's Term Loan facility was $155.0 million which included the $13.2 million and $141.8 million used to finance the UDG Acquisition.

         As of November 30,  1995,  under its Credit  Facility,  the Company had outstanding Term Loans of $246.0 million bearing interest at 6.6%, $125.5 million of Revolving Loans bearing interest at 6.8%, $4.3 million of Revolving Letters of Credit and $25.0 million under the Barton Letter of Credit. As of November 30, 1995, under the Credit Facility, $55.2 million of Revolving Loans were available to be drawn by the Company.

         On January 11, 1996, the Company's Board of Directors authorized the repurchase of up to $30 million of its Class A and Class B common stock. The repurchase of shares of common stock will be accomplished, from time to time, depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the Credit Facility. The repurchased shares will become treasury shares and may be used for general corporate purposes.

The Company's Credit Facility

         On September 1, 1995, the Company and a syndicate of 20 banks (the "Syndicate Banks"), entered into a Third Amended and Restated Credit Agreement (the "Credit Facility"). The Credit Facility provides for (i) a $246 million Term Loan facility due in August 2001, (ii) a $185 million Revolving Loan facility which expires in June 2001 and (iii) the existing $25 million standby irrevocable Barton Letter of Credit, which expires in December 1996.

         The Revolving Loans and the Term Loan at the Company's option, can be either a base rate loan or a Eurodollar rate loan. In addition, the Revolving Loans can be a money market loan. A base rate loan bears interest at the rate per annum equal to the higher of (1) the federal funds rate for such day plus 1/2 of 1%, or (2) the Chase prime commercial lending rate. A Eurodollar rate loan bears interest at LIBOR plus a margin of .75%. The interest rate margin for Eurodollar rate loans may be decreased by up to .25% or increased by up to .5% depending on the Company's debt coverage ratio (as defined in the Credit Facility). The interest rate on a money market loan is determined by a competitive bid process among the Syndicate Banks.

         Quarterly principal payments of $10.0 million commenced on December 15, 1995, with a final payment of $16.0 million in August 2001. The Company may prepay the principal of the Term Loans and the Revolving Loans at its discretion.

         As of December 20, 1995, the Credit Facility was amended to permit the use of Revolving Loans to purchase up to $30.0 million of the Company's common stock. As of January 10, 1996, the Credit Facility was amended to accommodate the change in the Company's fiscal year end.

Payments to Former Barton Stockholders

     Pursuant to the Barton Acquisition, the Company is obligated to make payments of up to an aggregate amount of $57.3 million to the former Barton stockholders (the "Barton Stockholders") which payments are payable over a three-year period ending November 29, 1996 (the "Earn-Out"). As of November 30, 1995, aggregate payments of $42.3 million were made as a result of satisfaction of certain performance goals and the achievement of targets for earnings before interest and taxes. The final remaining payment is contingent upon Barton achieving certain targets for earnings before interest and taxes in the twelve months ending August 31, 1996, and is to be made in an amount up to $15.0 million by November 29, 1996. Such payment obligations are fully secured by the Company's standby irrevocable letter of credit under the Credit Facility (i.e., the Barton Letter of Credit) and are subject to acceleration in certain events. All Earn-Out payments will be accounted for as additional purchase price for the Barton Acquisition when the contingencies have been satisfied and will be allocated based upon the fair market value of the underlying assets. As a result, as the Earn-Out payments are made, depreciation and amortization expense will increase in the future over the remaining useful lives of these assets.


Restructuring Plan

     As a result of the Restructuring Plan, the Company incurred an after-tax restructuring charge in First Quarter 1996 of approximately $1.0 million, or $.05 per share on a fully diluted basis. These charges primarily represent incremental, nonrecurring expenses incurred for overtime and freight expenses resulting from inefficiencies related to the Restructuring Plan, offset by a reduction in the accrual for restructuring expenses primarily for severance and facility holding and closure costs. During First Quarter 1996, the Company expended approximately $2.4 million for capital expenditures associated with the Restructuring Plan.

Other

          The Company engages in operations at its facilities for the purpose of disposing of waste and by-products generated in its production process. These operations include the treatment of waste water to comply with regulatory requirements prior to disposal in public facilities or upon property owned by the Company or others and do not constitute a material part of the Company's overall cost of product sold. Expenditures for the purpose of maintaining or improving the Company's waste water treatment facilities have not constituted a material part of the Company's maintenance or capital expenditures over the last three fiscal years and the Company does not expect to incur any such material expenditures during its 1996 transition period. During the last three fiscal years, the Company has not incurred, nor does it expect to incur in its 1996 transition period, any material expenditures related to remediation of previously contaminated sites or other nonrecurring environmental matters.

         The Company believes that cash provided by operating activities will provide sufficient funds to meet all of its anticipated short and long-term debt service and capital expenditure requirements. The Company is not aware of any potential impairment to its liquidity and believes that the Revolving Loans available under the Credit Facility and cash provided by operating activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for at least the next four fiscal quarters.


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

        On November 13, 1995, a purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, Ventry, et al. v. Canandaigua Wine Company, Inc., et al. (the "Ventry Class Action"). On November 16, 1995, another purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, Brickell Partners, et al. v. Canandaigua Wine Company, Inc., et al. (the "Brickell Class Action"). On December 6, 1995, a third purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, Babich, et al. v. Canandaigua Wine Company, Inc. et al. (and this class action together with the Brickell Class Action and the Ventry Class Action, the "Class Actions".) The defendants in the Class Actions are the Company, Richard Sands and Lynn K. Fetterman. The Class Actions have been consolidated and a consolidated complaint is due to be filed on January 16, 1996. The Class Actions assert violations of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to recover damages in an unspecified amount which allegedly the class members sustained by purchasing the Company's common stock at artificially inflated prices. The complaints in the Class Actions allege that the Company's public documents and statements were materially incomplete and, as a result, misleading.

          The Class Actions were filed after the Company announced its results of operations for the year ended August 31, 1995, on November 9, 1995. These results were below the expectations of analysts and on November 10, 1995, the price of the Company's Class A common stock fell approximately 38% and the price of the Company's Class B common stock fell approximately 30%.

         The Company believes that the Class Actions are without merit and intends to vigorously defend the Class Actions.

Item 5.  Other Information

         Change in Fiscal Year

         On January 11, 1996, the Registrant's Board of Directors determined to change the Registrant's fiscal year. The Registrant's new fiscal year will be March 1 to the last day of February. The Registrant's report covering the transition period of September 1, 1995 to February 29, 1996 will be filed on Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Index to Exhibits located on Page  of this Report.

         (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 1995.

1. Form 8-K dated August 29, 1995. This Form 8-K reported information under Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

2. Form 8-K/A Amendment No. 1 to Form 8-K dated August 29, 1995. This Form 8-K/A reported information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). The following financial statements were filed with this Form 8-K/A:

                  The United Distillers Glenmore, Inc. Statement of Assets and Liabilities Related to the Product Lines Acquired by the Company through its wholly-owned subsidiary, Barton Incorporated, as of September 1, 1995 and the related Statements of Identified Income and Expenses of the Product Lines Acquired for each of the three years in the period ended December 31, 1994 and the report of Price Waterhouse LLP, independent auditors, thereon, together with the notes thereto;

                  The unaudited Interim Financial Statements of Product Lines Acquired by the Company through its wholly-owned subsidiary, Barton Incorporated, for the eight months ended August 31, 1995 and 1994, together with the notes thereto; and

                  The pro forma condensed consolidated balance sheet (unaudited) as of May 31, 1995 and the pro forma condensed consolidated statement of income (unaudited) for the nine months ended May 31, 1995 and the pro forma condensed consolidated statement of income (unaudited) for the year ended August 31, 1994, and the notes thereto.

3. Form 8-K dated October 31, 1995. This Form 8-K reported information under Item 5 (Other Events) and included the Company's Condensed Consolidated Statement of Income for (i) the three months ended August 31, 1995 (unaudited), (ii) the three months ended August 31, 1994 (unaudited), (iii) the fiscal year ended August 31, 1995, and (iv) the fiscal year ended August 31, 1994.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CANANDAIGUA WINE COMPANY, INC.


Dated:  January 16, 1996                        By: /s/ Richard Sands
                                                    ----------------------------
                                                    Richard Sands, President and
                                                    Chief Executive Officer


Dated:  January 16, 1996                        By: /s/ Lynn K. Fetterman
                                                    ----------------------------
                                                    Lynn K. Fetterman, Senior
                                                    Vice President and Chief
                                                    Financial Office
                                                    (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)

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

2.10 Asset Purchase Agreement among Barton Incorporated (a wholly-owned subsidiary of the Registrant), United Distillers Glenmore, Inc., Schenley Industries Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

(3)      Articles of Incorporation and By-Laws

3.1      Restated  Certificate  of  Incorporation  of the  Registrant  (filed as
         Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

3.2      Amended and Restated By-laws of the Registrant (filed herewith).

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

4.5 Second Supplemental Indenture dated August 25, 1995, among the Registrant, V Acquisition Corp. (a subsidiary of the Registrant now known as The Viking Distillery, Inc.) and Chemical Bank (filed as
         Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

(10)     Material Contracts

10.1 Amendment No. 1, dated as of December 20, 1995, to Third Amended and Restated Credit Agreement between the Registrant, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (National Association) acts as Administrative Agent (filed herewith).

10.2 Amendment No. 2, dated as of January 10, 1996, to Third Amended and Restated Credit Agreement between the Registrant, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (National Association) acts as Administrative Agent (filed herewith).

10.3 Letter agreement, addressing compensation, between the Registrant and Lynn Fetterman, dated March 22, 1990 (filed herewith).

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