Form 10-Q
period 1996-05-31
CANANDAIGUA WINE CO INC
filed 1996-07-12
CIK 16918

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

COMMISSION FILE NUMBER 0-7570

                         CANANDAIGUA WINE COMPANY, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        16-0716709
           --------                                        ----------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                 116 BUFFALO STREET, CANANDAIGUA, NEW YORK 14424
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (716)394-7900
                                  -------------
               (Registrant's telephone number including area code)

                                      NONE
                                      ----
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No
    ----             ----

The number of shares outstanding of each of the Registrant's classes of common stock, as of July 9, 1996, is set forth below:

    CLASS                                         NUMBER OF SHARES OUTSTANDING
    -----                                         ----------------------------

Class A Common Stock, Par Value $.01 Per Share            16,313,136
Class B Common Stock, Par Value $.01 Per Share             3,330,458

                         Part 1 - Financial Information
Item 1.  Financial Statements

                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                              May 31, 1996     February 29, 1996
                                                              ------------     -----------------
                                                               (unaudited)         (audited)
                  ASSETS
                  ------
CURRENT ASSETS:
     Cash and cash investments                                $     2,623         $     3,339
     Accounts receivable, net                                     150,326             142,471
     Inventories, net                                             312,403             341,838
     Prepaid expenses and other current assets                     20,769              30,372
                                                              -----------         -----------
          Total current assets                                    486,121             518,020
PROPERTY, PLANT AND EQUIPMENT, NET                                253,179             250,638
OTHER ASSETS                                                      283,727             285,922
                                                              -----------         -----------
     Total assets                                             $ 1,023,027         $ 1,054,580
                                                              ===========         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
     Notes payable                                            $    89,900         $   111,300
     Current maturities of long-term debt                          40,796              40,797
     Accounts payable                                              51,925              59,730
     Accrued Federal and state excise taxes                        18,834              19,699
     Other accrued expenses and liabilities                        69,582              68,440
                                                              -----------         -----------
          Total current liabilities                               271,037             299,966
                                                              -----------         -----------
LONG-TERM DEBT, less current maturities                           317,455             327,616
                                                              -----------         -----------
DEFERRED INCOME TAXES                                              58,194              58,194
                                                              -----------         -----------
OTHER LIABILITIES                                                  12,371              12,298
                                                              -----------         -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Class A Common Stock, $.01 par value-
          Authorized, 60,000,000 shares;
          Issued, 17,445,582 shares at
          May 31, 1996 and 17,423,082 shares
          at February 29, 1996                                        174                 174
     Class B Convertible Common Stock, $.01 par value-
          Authorized, 20,000,000 shares;
          Issued 3,969,183 shares at
          May 31, 1996 and 3,991,683 shares
          at February 29, 1996                                         40                  40
     Additional paid-in capital                                   221,729             221,133
     Retained earnings                                            151,101             142,600
                                                              -----------         -----------
                                                                  373,044             363,947
                                                              -----------         -----------
     Less-Treasury stock-
     Class A Common Stock, 1,200,446 shares at
          May 31, 1996 and 1,165,786 shares at
          February 29, 1996, at cost                               (6,867)             (5,234)
     Class B Convertible Common Stock, 625,725
          shares at May 31, 1996 and
          February 29, 1996, at cost                               (2,207)             (2,207)
                                                              -----------         -----------
                                                                   (9,074)             (7,441)
                                                              -----------         -----------
     Total stockholders' equity                                   363,970             356,506
                                                              -----------         -----------
     Total liabilities and stockholders' equity               $ 1,023,027         $ 1,054,580
                                                              ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                              For the Three Months Ended May 31,
                                              ----------------------------------
                                                      1996              1995
                                                      ----              ----
                                                  (unaudited)       (unaudited)

GROSS SALES                                      $    376,829      $    295,414
     Less - Excise taxes                             (100,336)          (72,644)
                                                 ------------      ------------
        Net sales                                     276,493           222,770
COST OF PRODUCT SOLD                                 (203,586)         (159,508)
                                                 ------------      ------------
        Gross profit                                   72,907            63,262
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                            (49,943)          (38,834)
NONRECURRING RESTRUCTURING EXPENSES                      --                (968)
                                                 ------------      ------------
        Operating income                               22,964            23,460
INTEREST EXPENSE, net                                  (8,795)           (6,163)
                                                 ------------      ------------
        Income before provision
          for Federal and state
          income taxes                                 14,169            17,297
PROVISION FOR FEDERAL AND
   STATE INCOME TAXES                                  (5,668)           (6,660)
                                                 ------------      ------------
NET INCOME                                       $      8,501      $     10,637
                                                 ============      ============

SHARE DATA:
Net income per common and common
     equivalent share:
          Primary                                $        .43      $        .53
                                                 ============      ============
          Fully diluted                          $        .43      $        .53
                                                 ============      ============
Weighted average common shares
  outstanding:
          Primary                                  19,895,580        19,974,882
          Fully diluted                            19,895,580        20,012,386


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                            For the Three Months Ended May 31,
                                                            ----------------------------------
                                                                  1996             1995
                                                                  ----             ----
                                                              (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  8,501         $ 10,637

Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation of property, plant and equipment                 6,177            3,531
     Amortization of intangible assets                             2,407            1,485
     Loss on sale of property, plant and equipment                   182             --
     Change in assets and liabilities, net of effects
       from purchases of businesses:
          Accounts receivable, net                                (7,855)           2,327
          Inventories, net                                        29,435           30,609
          Prepaid expenses                                         4,533              654
          Accounts payable                                        (9,206)          (4,161)
          Accrued Federal and state excise taxes                    (865)          (9,686)
          Other accrued expenses and liabilities                   6,212           (5,138)
     Other                                                          (138)          (2,158)
                                                                --------         --------
          Total adjustments                                       30,882           17,463
                                                                --------         --------
          Net cash provided by operating activities               39,383           28,100
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment           5,057             --
     Purchases of property, plant and equipment,
       net of minor disposals                                    (13,957)          (8,968)
                                                                --------         --------
          Net cash used in investing activities                   (8,900)          (8,968)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable, short-term borrowings           (21,400)          (7,000)
     Principal payments of long-term debt                        (10,162)          (7,094)
     Proceeds from employee stock purchases                          657              633
     Purchase of treasury stock                                     (294)            --
     Exercise of employee stock options                             --                 65
                                                                --------         --------
          Net cash used in financing activities                  (31,199)         (13,396)
                                                                --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS                (716)           5,736
CASH AND CASH INVESTMENTS, beginning of period                     3,339            3,090
                                                                --------         --------
CASH AND CASH INVESTMENTS, end of period                        $  2,623         $  8,826
                                                                ========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present the financial information for Canandaigua Wine Company, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes, included in the Company's Transition Report on Form 10-K, for the transition period from September 1, 1995 to February 29, 1996.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Certain May 1995 balances have been reclassified to conform with current year presentation.

3)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 93% at May 31, 1996, and 94% at February 29, 1996 and May 31, 1995. Replacement cost of the inventories determined on a FIFO basis is approximately $309,288,000, $332,849,000, and $273,707,000 at May 31, 1996, February 29, 1996, and May 31,
1995, respectively. The net realizable value of the Company's inventories is in excess of $312,403,000, $341,838,000, and $289,226,000 at May 31, 1996, February
29, 1996, and May 31, 1995, respectively.

     Elements of cost include materials, labor and overhead and consist of the following:

                                             May 31,    February 29,     May 31,
                                              1996          1996          1995
                                              ----          ----          ----
(IN THOUSANDS)
Raw materials and supplies                  $ 22,861      $ 24,197      $ 26,641
Wines and distilled spirits in process       210,256       254,956       201,527
Finished case goods                           79,286        62,685        61,058
                                            --------      --------      --------
                                            $312,403      $341,838      $289,226
                                            ========      ========      ========

     If the FIFO method of inventory valuation had been used, reported net income would have been $3.5 million, or $.18 per share, higher for the three months ended May 31, 1996; and reported net income would have been $1.6 million, or $.08 per share, lower for the three months ended May 31, 1995.

4)   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:

                                               May 31,      February 29,
                                                1996            1996
                                                ----            ----
        (IN THOUSANDS)
        Land                                 $  16,271       $  16,867
        Buildings and improvements              72,235          76,694
        Machinery and equipment                228,182         226,432
        Motor vehicles                           5,307           5,814
        Construction in progress                24,207          12,404
                                             ---------       ---------
                                               346,202         338,211
        Less - Accumulated depreciation        (93,023)        (87,573)
                                             ---------       ---------
                                             $ 253,179       $ 250,638
                                             =========       =========

5)   OTHER ASSETS:


     The major components of other assets are as follows:

                                                 May 31,      February 29,
                                                  1996            1996
                                                  ----            ----
      (IN THOUSANDS)
      Goodwill                                 $ 156,489       $ 156,489
      Distribution rights, agency license
       agreements and trademarks                 119,316         119,316
      Other                                       23,335          23,123
                                               ---------       ---------
                                                 299,140         298,928
      Less - Accumulated amortization            (15,413)        (13,006)
                                               ---------       ---------
                                               $ 283,727       $ 285,922
                                               =========       =========

6)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                                                 May 31,     February 29,
                                                  1996           1996
                                                  ----           ----
          (IN THOUSANDS)
          Accrued Earn-Out amounts              $13,848        $13,848
          Accrued advertising and drives         12,589          7,999
          Accrued interest                        8,855          5,766
          Escrow holdback                         7,620          7,620
          Accrued salaries and commissions        6,588          9,333
          Other                                  20,082         23,874
                                                -------        -------
                                                $69,582        $68,440
                                                =======        =======

7)   ACQUISITIONS:

     The following table sets forth the unaudited pro forma consolidated results of operations of the Company for the three months ended May 31, 1996 and 1995. The three month unaudited pro forma consolidated results of operations for the period ended May 31, 1995, gives effect to the UDG Acquisition as if it occurred on March 1, 1995. The unaudited pro forma consolidated results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma consolidated results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma consolidated results of operations do not purport to represent what the Company's consolidated results of operations would actually have been if the UDG Acquisition in fact had occurred on such date or to project the Company's consolidated results of operations at any future date or for any future period.

                                              For the Three Months Ended May 31,
                                              ----------------------------------
                                                     1996               1995
                                                     ----               ----
 (IN THOUSANDS, EXCEPT SHARE DATA)
 Net sales                                       $   276,493        $   244,856
 Income before provision for Federal
   and state income taxes                        $    14,169        $    19,463
 Net income                                      $     8,501        $    11,969

 Share data:
 Net income per common and
   common equivalent share:
     Primary                                     $       .43        $       .60
     Fully diluted                               $       .43        $       .60
 Weighted average common shares outstanding:
     Primary                                      19,895,580         19,974,882
     Fully diluted                                19,895,580         20,012,386

8)   BORROWINGS:

     Borrowings consist of the following at May 31, 1996:

                                                 Current    Long-term     Total
                                                 -------    ---------     -----
(IN THOUSANDS)
Notes Payable:
   Senior Credit Facility:
       Revolving Credit Loans                   $ 89,900    $   --      $ 89,900
                                                ========    ========    ========
Long-term Debt:
   Senior Credit Facility:
    Term loan, variable rate, aggregate
    proceeds of $246,000, due in
    installments through August 2001            $ 40,000    $186,000    $226,000
   Senior Subordinated Notes:
    8.75% redeemable after December 15,
    1998, due 2003                                  --       130,000     130,000
   Capitalized Lease Agreements:
    Capitalized facility and equipment
    leases at interest rates ranging
    from 8.9% to 11.5%, due in monthly
    installments through fiscal 1998                 678         132         810
   Industrial Development Agencies:
    7.5% 1980 issue, original proceeds
    $2,370, due in annual installments
    of $118 through fiscal 2000                      118         356         474
   Other Long-term Debt:
    Loans payable - 5.0% secured by cash
    surrender value of officers' life
    insurance policies                             --           967         967
                                                --------    --------    --------
                                                $ 40,796    $317,455    $358,251
                                                ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE INFORMATION IN THIS ITEM 2 CONTAINS FORWARD-LOOKING STATEMENTS. THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" WHICH IS AFFORDED SUCH STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WHEN THEY ARE ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SUCH CAUTIONARY STATEMENTS ARE SET FORTH UNDER THE HEADING "IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS" BELOW IN THIS ITEM 2.

RESULTS OF OPERATIONS OF THE COMPANY

     The Company's results of operations over recent years have been significantly impacted by acquisitions. As previously reported, on September 1, 1995, the Company acquired certain distilled spirits brands and related assets from United Distillers Glenmore, Inc., and certain of its North American affiliates (collectively, "UDG"); and, in addition, this transaction included multiyear agreements under which UDG will supply the Company with bulk whisky and the Company will supply UDG with services including continued packaging of various UDG brands not acquired by the Company (the "UDG Acquisition"). The Company financed the UDG Acquisition through an amendment to its then-existing bank credit facility, primarily through an increase in the term loan facility under that credit facility.

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                        Three Months Ended
                                                              May 31,
                                                      1996                1995
                                                      ----                ----

Net sales                                            100.0%              100.0%
Cost of product sold                                  73.6                71.6
   Gross profit                                       26.4                28.4
Selling, general and administrative expenses          18.1                17.4
Nonrecurring restructuring expenses                    0.0                 0.4
   Operating income                                    8.3                10.6
Interest expense, net                                  3.2                 2.8
   Income before provision for income taxes            5.1                 7.8
Provision for Federal and state income taxes           2.0                 3.0
   Net income                                          3.1%                4.8%

THREE MONTHS ENDED MAY 31, 1996 ("FIRST QUARTER 1997"), COMPARED TO THREE MONTHS ENDED MAY 31, 1995 ("MAY 1995 QUARTER")

     NET SALES

     Net Sales for the Company's First Quarter 1997 increased to $276.5 million from $222.8 million for the May 1995 Quarter, an increase of $53.7 million, or approximately 24.1%. This increase resulted primarily from (i) the inclusion of $24.3 million of net sales of products and services from the UDG Acquisition;
(ii) $12.6 million of additional  imported beer sales,  primarily Mexican beers;
(iii) $12.6 million of additional grape juice concentrate sales; and (iv) $4.9 million of increased net sales of branded wine products generated from selling price increases implemented between October 1995 and May 1996, partially offset by lower unit volume of branded wine products.

     FOR PURPOSES OF COMPUTING THE NET SALES AND UNIT VOLUME COMPARATIVE DATA FOR THE TABLE BELOW AND FOR THE REMAINDER OF THE DISCUSSION OF NET SALES, SALES OF PRODUCTS ACQUIRED IN THE UDG ACQUISITION HAVE BEEN INCLUDED IN THE ENTIRE PERIOD FOR FIRST QUARTER 1997 AND INCLUDED FOR THE SAME PERIOD DURING THE MAY 1995 QUARTER, WHICH WAS PRIOR TO THE UDG ACQUISITION.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine product, beer and spirits brands sold by the Company for First Quarter 1997 and the May 1995 Quarter:


            Three Months Ended May 31, 1996, Compared to Three Months Ended May 31, 1995
            ----------------------------------------------------------------------------
                                            Net Sales                           Unit Volume
                                --------------------------------       ------------------------------
                                                          % Inc/                               % Inc/
                                1996          1995         (Dec)       1996         1995        (Dec)
                                ----          ----         -----       ----         ----        -----

Branded Beverage
  Alcohol Products (1)        $242,036      $223,267       8.4%       14,919       14,140       5.5%
Branded Wine Products         $123,659      $118,783       4.1%        6,670        6,917      -3.6%
  Non-varietal Table Wines    $ 54,696      $ 54,695       0.0%        3,401        3,601      -5.5%
  Varietal Table Wines        $ 39,263      $ 35,252      11.4%        1,635        1,650      -0.9%
  Dessert Wines               $ 17,472      $ 17,499      -0.2%        1,093        1,150      -5.0%
  Sparkling Wines             $ 12,227      $ 11,337       7.9%          541          515       4.9%
Beer                          $ 72,856      $ 60,245      20.9%        5,845        4,880      19.8%
Spirits                       $ 45,522      $ 43,426       4.8%        2,403        2,335       2.9%

(1) The sum of net sales and unit volume amounts from the categories do not equal total Branded Beverage Alcohol Products because miscellaneous items affecting net sales and unit volume are included in total Branded Beverage Alcohol Products but are not reflected in the category information.

     Net sales and unit volume of the Company's branded beverage alcohol products for First Quarter 1997 increased 8.4% and 5.5%, respectively, as compared to the May 1995 Quarter. The net sales increases resulted from higher imported beer sales and price increases on most of the Company's branded wine products, particularly varietal table wine brands. Unit volume increases were led by substantial growth in the Company's imported beer brands and increases in its sparkling wine and spirits brands, partially offset by declines in unit volume of non-varietal table wine brands, varietal table wine brands and dessert wine brands.

     Net sales of the Company's branded wine products increased $4.9 million, or 4.1%, for First Quarter 1997 as compared to the May 1995 Quarter. Unit volume of the Company's branded wine products declined by 3.6%. The Company believes that these declines could be the result of the impact of the Company's price increases. The $4.9 million increase in net sales was due to $9.1 million resulting from higher average selling prices per case, virtually all of which was due to price increases; partially offset by $4.2 million of lower net sales resulting from the decline in unit volume.

     Net sales of the Company's non-varietal table wine brands were essentially unchanged from a year ago. Unit volume decreased by 5.5%, which may reflect the impact of the price increases.

     Net sales of the Company's varietal table wine brands increased by $4.0 million, or 11.4%, primarily as a result of price increases between October 1995 and May 1996. Unit volume of the Company's varietal table wine brands was essentially unchanged as compared to the same period last year. The Company believes that the rate of growth of the entire varietal table wine category has slowed at the retail level as a result of industry-wide price increases. However, the Company believes its retail rate of growth of varietal table wine products, except white zinfandel, still exceeds that of the industry. The Company's white zinfandel products, however, which constitute a large percentage of the Company's varietal sales have declined at retail while the white zinfandel category has increased. The Company believes that this may be due to the impact of the price increases which may have unfavorably affected the Company's price positioning of its white zinfandel products versus its competitors. The Company's varietal performance also reflects comparison of the May 1995 Quarter which had significant new product introductions to the First Quarter 1997 which did not include new product introductions in this category.

     Net sales and unit volume of the Company's dessert wine brands declined 0.2% and 5.0%, respectively, for the First Quarter 1997 as compared to the May 1995 Quarter. Net sales and unit volume of the Company's sparkling wine brands for First Quarter 1997 increased 7.9% and 4.9%, respectively, as compared to the May 1995 Quarter.

     Net sales and unit volume of the Company's beer brands for First Quarter 1997 continued to grow substantially, increasing 20.9% and 19.8%, respectively, as compared to the May 1995 Quarter. These increases were driven largely by continued sales growth of Corona and the Company's other Mexican beer brands. The Company believes that the growth in Mexican imported beers is related to the growth of the Hispanic population in the Company's distribution areas, the continued popularity of imported beers in general and the narrowing price gap between imported beers and domestic beers. The Company does not anticipate that sales of imported beers will continue to grow at this rate in the future.

     Net sales and unit volume of the Company's distilled spirit brands increased by 4.8% and 2.9%, respectively, for First Quarter 1997 as compared to the May 1995 Quarter. Excluding the impact of the UDG Acquisition, spirits net sales and unit volume grew by 18.8% and 7.2%, respectively, reflecting strong brandy sales and increases in liqueurs, tequila and vodka. Net sales and unit volume of the brands acquired in the UDG Acquisition decreased by 8.7% and 2.3%, respectively. The decline in net sales of these brands over and above the decline in unit volume generally reflects lower pricing of these brands to be more in line with the rest of the Company's portfolio.


     GROSS PROFIT

     The Company's gross profit increased to $72.9 million in First Quarter 1997 from $63.3 million in the May 1995 Quarter, an increase of $9.6 million, or 15.2%. This change in gross profit resulted primarily from (i) approximately $10.3 million of gross profit from sales generated from the business acquired from UDG; (ii) approximately $5.8 million of additional gross profit from increases in beer sales; and (iii) approximately $6.5 million of lower gross profit primarily due to increased costs of products sold, particularly higher grape costs expected in the fall 1996 harvest and reflected in the Company's cost of products sold under the last-in-first-out method of accounting for inventory valuation ("LIFO"), mitigated, in part, by higher selling prices of branded wine products and additional grape juice concentrate sales. However, the Company may not be able to fully offset these higher costs through additional selling price increases of its branded wine products.

     First  Quarter  1997  results  reflect  a  reduction  in  gross  profit  of approximately $5.9 million due to LIFO, based on an annual estimate of $23.5 million for the LIFO adjustment. The Company previously estimated that gross profit will be negatively impacted as a result of LIFO by $13.0 million related to higher grape costs. Although the increase in the Company's estimated impact of LIFO on the Company's operating income was partially offset as a result of higher than expected net sales and lower than expected selling, general and administrative expenses, the Company cannot predict the extent, if any, of positive offsetting factors throughout the remainder of Fiscal 1997. Notwithstanding this, the Company is not revising its April 29, 1996 estimate of fully diluted net income per share of $2.30 to $2.50 for Fiscal 1997.

     Gross profit as a percentage of net sales was 26.4% for First Quarter 1997 as compared to 28.4% in the May 1995 Quarter. The decline in the gross profit margin was due to higher costs, particularly grape costs, of wine and concentrate products, as well as an unfavorable change in product mix as sales of grape juice concentrate, which has a lower gross profit margin than most of the Company's other products, increased as a percentage of total sales in First Quarter 1997 as compared to the May 1995 Quarter. The Company initiated price increases on its varietal wine and sparkling wine products during First Quarter 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for First Quarter 1997 increased $11.1 million as compared to the May 1995 Quarter. Of this amount, $5.4 million related to the UDG Acquisition, $4.5 million was due to additional sales, marketing and administrative expenses related to the Company's growth, and $1.2 million was due to advertising and promotion expenses associated with increased unit volume exclusive of sales related to the UDG Acquisition.

     INTEREST EXPENSE, NET

     Net interest expense totaled $8.8 million in First Quarter 1997, an increase of $2.6 million as compared to the May 1995 Quarter. This increase was due to $3.0 million of additional interest expense from the UDG Acquisition financing, partially offset by $0.4 million of reduced interest expense as the Company's average debt outstanding was lower as compared to the May 1995 Quarter exclusive of debt from the UDG Acquisition financing.

     NET INCOME

     Net income for First Quarter 1997 was $8.5 million, a decrease of $2.1 million as compared to $10.6 million in the May 1995 Quarter. The decrease in net income was driven primarily by higher cost of products sold primarily as a result of anticipated grape cost increases from the upcoming fall harvest;
higher selling, general and administrative expenses and increased interest expense; partially offset by higher net sales.


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

     CASH FLOWS - FIRST QUARTER 1997

     OPERATING ACTIVITIES

     Net cash provided by operating activities in First Quarter 1997 was $39.4 million. The net cash provided by operating activities for First Quarter 1997 resulted principally from a net decrease in current assets (primarily a $29.4 million net decrease in inventories) plus net income adjusted for noncash items.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities in First Quarter 1997 was $8.9 million, resulting primarily from $14.0 million of capital expenditures, offset in part by proceeds of $5.1 million from the sale of the Company's Central Cellars winery, located in Lodi, California, during May 1996.

     Net cash used in financing activities in First Quarter 1997 was $31.2 million, resulting principally from repayment of $21.4 million of Revolving Loan borrowings under the Company's Credit Facility (as defined below) plus $10.2 million of principal payments of long-term debt.

     As of May 31, 1996, under its Credit Facility, the Company had outstanding Term Loans of $226.0 million bearing interest at 6.2%, $89.9 million of Revolving Loans bearing interest at 6.5%, $9.5 million of Revolving Letters of Credit and $13.7 million under the Barton Letter of Credit. As of May 31, 1996, under the Credit Facility, $85.6 million of Revolving Loans were available to be drawn by the Company.

     During January 1996, the Company's Board of Directors authorized the repurchase of up to $30.0 million of the Company's Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the Credit Facility. The repurchased shares will become treasury shares and may be used for general corporate purposes. As of July 11, 1996, the Company had repurchased 175,000 shares of Class A Stock, at an aggregate cost of $5,433,750, or at an average price of $31.05 per share.

     THE COMPANY'S CREDIT FACILITY

     On September 1, 1995, the Company, its principal operating subsidiaries, and a syndicate of 20 banks, (the "Syndicate Banks") for which The Chase Manhattan Bank (National Association) ("Chase") acts as Administrative Agent, entered into the Third Amended and Restated Credit Agreement. (This Agreement amended and restated the Second Amendment and Restatement dated as of August 5, 1994 of Amendment and Restatement of Credit Agreement dated June 29, 1993.) This Third Amended and Restated Credit Agreement was further amended (i) as of December 20, 1995, to permit the use of Revolving Loans to purchase up to

$30.0 million of the Company's common stock, (ii) as of January 10, 1996, to accommodate the change in the Company's fiscal year end, and (iii) as of May 17, 1996, to, among other things, modify certain financial covenants, effective as of February 29, 1996, to which the Company is subject. (The Third Amended and Restated Credit Agreement, as amended, is referred to as the "Credit Facility".) As of September 1, 1995, the Credit Facility provided for (i) a $246.0 million Term Loan facility due in August 2001 ("Term Loans"), (ii) a $185.0 million Revolving Loan facility which expires in June 2001 ("Revolving Loans"), and
(iii) a $25.0 million irrevocable standby Letter of Credit (the "Barton Letter of Credit"), which is related to earn-out payments in connection with the Company's acquisition of Barton Incorporated. On January 1, 1996, the face amount of the Barton Letter of Credit was reduced to $13.7 million. The Barton Letter of Credit will expire on December 31, 1996.

     The Term Loans and the Revolving Loans, at the Company's option, can be either a base rate loan or a Eurodollar rate loan. In addition, the Revolving Loans can be a money market loan. A base rate loan bears interest at the rate per annum equal to the higher of (i) the Federal Funds rate for such day plus 1/2 of 1%, or (ii) the Chase prime commercial lending rate. A Eurodollar rate loan bears interest at LIBOR plus a margin. The interest rate margin for a Eurodollar rate loan may be decreased by up to 0.50% or increased by up to 0.25% depending on the Company's debt coverage ratio (as defined in the Credit Facility). The interest rate on a money market loan is determined by a competitive bid process among the Syndicate Banks. As of May 31, 1996, the interest rate margin on a Eurodollar rate loan was 0.75% and increased to 1% on June 15, 1996.

     As of July 9, 1996, the Company had outstanding Term Loans in a principal amount of $216.0 million bearing interest at 6.5% with quarterly principal payments of $10.0 million and a final payment of $16.0 million in August 2001. The Company may prepay the principal of the Term Loans and the Revolving Loans at its discretion and must prepay the principal with 65% of its annual excess cash flow, proceeds from the sale of certain assets and 50% of the net proceeds of any issuance of equity.

     The $185.0 million Revolving Loan facility may be utilized by the Company either in the form of Revolving Loans or as Revolving Letters of Credit up to a maximum of $20.0 million. Additionally, availability of Revolving Loans is subject to a formula based on the amount of certain eligible receivables and certain eligible inventory and is reduced by the amount of Revolving Letters of Credit. As of July 9, 1996, there were outstanding Revolving Loans of $74.0 million bearing interest at 6.6%, undrawn Revolving Letters of Credit of $10.0 million and $101.0 million available to be drawn in Revolving Loans. The Revolving Loans are required to be prepaid in such amounts that, for a period of at least thirty consecutive days at any time during the fiscal quarters ending on May 31 and August 31 of each fiscal year, the aggregate outstanding principal amount of Revolving Loans together with drawn and undrawn Revolving Letters of Credit will not exceed $60.0 million plus the amount expended by the Company relating to certain capital expenditures at any time during fiscal 1997 up to $17.5 million.

     Each of the Company's operating subsidiaries has guaranteed, jointly and severally, the Company's obligations under the Credit Facility. The Syndicate Banks have been given security interests in substantially all of the assets of the Company and its subsidiaries. The Company and its subsidiaries are subject to customary secured lending covenants including those restricting additional liens, the incurrence of additional indebtedness, the sale of assets, the payment  of  dividends,  transactions  with  affiliates,  the  making of certain investments and certain other fundamental changes. The Company and its subsidiaries are also required to maintain a minimum level of interest rate protection instruments and the following financial covenants above specified levels: debt coverage ratio; tangible net worth; fixed charges ratio; and operating cash flow to interest expense. Among the most restrictive covenants contained in the Credit Facility, the Company is required to maintain a fixed charges ratio not less than 1.0 to 1.0 at the last day of each fiscal quarter for the most recent four quarter periods.

     OTHER

     The Company engages in operations at its facilities for the purpose of disposing of waste and by-products generated in its production process. These operations include the treatment of wastewater to comply with regulatory requirements prior to disposal in public facilities or upon property owned by the Company or others and do not constitute a material part of the Company's overall cost of product sold. Expenditures for the purpose of maintaining or improving the Company's wastewater treatment facilities have not constituted a material part of the Company's maintenance or capital expenditures over the last three fiscal years and the Company does not expect to incur any such material expenditures during its 1997 fiscal year. During the last three fiscal years, the Company has not incurred, nor does it expect to incur in its 1997 fiscal year, any material expenditures related to remediation of previously contaminated sites or other nonrecurring environmental matters.

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

                          ----------------------------

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

     The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of future results of operations, and in particular, the Company's estimated fully diluted net income per share for Fiscal 1997, should not be construed in any manner as a guarantee that such results will in fact occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the following risks and uncertainties:

     The Company is in a highly competitive environment and its dollar sales and unit volume could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of its wholesale customers, retailers or consumers to purchase competitive products instead of the Company's products. The Company believes its branded wine unit volume was negatively impacted by its selling price increases and the affect these price increases had on the competitive positioning of its branded wine products. This could limit the Company's ability to increase the selling prices of its branded wine products further to offset anticipated higher costs from the 1996 grape harvest, and could require selling price decreases of its branded wine products in the future to maintain volume. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company's products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their supply, or consumer demand for, the Company's products.

     The Company could experience raw material supply, production or shipment difficulties which could adversely affect (i) its ability to supply goods to its customers and (ii) the willingness of its wholesale or retail customers to purchase the Company's products. The Company could also experience higher than expected increases in its cost of product sold if raw materials such as grapes or packaging materials are in short supply or if the Company experiences increased overhead costs.

     The Company could experience higher than expected selling, general and administrative expenses if it finds it necessary to increase its number of personnel or its advertising or promotional expenditures to maintain its competitive position or for other reasons.

     The Company believes that its future results of operations are inherently difficult to predict due to the Company's use of the last-in-first-out method of accounting for inventory valuation ("LIFO"), particularly as it relates to the Company's purchase of grapes from the 1996 fall harvest. In particular, the Company found it necessary to revise its estimate of the impact of LIFO in First Quarter 1997 versus its previous estimate. There are no assurances that the Company may not have to revise this estimate further.

     The Company is currently undergoing a reengineering effort involving the evaluation of its business processes and organizational structure and could make changes in its business in response to this effort which are not currently contemplated.

     The Company could experience difficulties or delays in the development, production, testing and marketing of new products.

     Manufacturing economies related to such matters as bottling line speeds and warehousing capabilities could fail to develop when planned.

     The Company could experience changes in its ability to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates. The Company could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may affect the Company's results, especially to the extent these matters, or the decisions, policies or economic strength of the Company's suppliers, affect the Company's Mexican, German, Chinese and other imported beer products.

     The forward-looking statements contained herein are based on estimates which the Company believes are reasonable. This means that the Company's actual results could differ materially from such estimates as a result of being negatively affected as above described or otherwise positively affected. The Company did experience both positive factors and negative factors in First Quarter 1997 relative to its expectations, and the negative factors were not fully offset by the positive factors. The Company can give no assurances that positive factors will offset negative factors throughout Fiscal 1997.

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

     On November 13, 1995, a purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New
York, VENTRY, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (the "Ventry Class Action"). On November 16, 1995, another purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, BRICKELL PARTNERS, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (the "Brickell Class Action"). On December 6, 1995, a third purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, BABICH, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (and this class action together with the Brickell Class Action and the Ventry Class Action, the "Class Actions"). The defendants in the Class Actions are the Company, Richard Sands and Lynn K. Fetterman. The Class Actions have been consolidated and a consolidated complaint was filed on January 16, 1996. The Class Actions assert violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to recover damages in an unspecified amount which allegedly the class members sustained by purchasing the Company's common stock at artificially inflated prices. The complaints in the Class Actions allege that the Company's public documents and statements were materially incomplete and, as a result, misleading.

     The Class Actions were filed after the Company announced its results of operations for the year ended August 31, 1995, on November 9, 1995. These results were below the expectations of analysts and on November 10, 1995, the price of the Company's Class A common stock fell approximately 38% and the price of the Company's Class B common stock fell approximately 30%.

     The Company believes that the Class Actions are without merit and intends to vigorously defend the Class Actions. To that end, on April 8, 1996, the Company filed a motion to dismiss the consolidated complaint. That motion is fully briefed, and it is awaiting oral argument and decision by the Court.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits located on Page 20 of this Report.

     (b) The following Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the quarter ended May 31, 1996:

          Form 8-K dated April 29, 1996. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CANANDAIGUA WINE COMPANY, INC.



Dated:  July 11, 1996               By: /s/ Richard Sands
                                        ---------------------
                                        Richard Sands, President and
                                        Chief Executive Officer


Dated:  July 11, 1996               By: /s/ Lynn K. Fetterman
                                        ---------------------
                                        Lynn K. Fetterman, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                INDEX TO EXHIBITS

(2)  PLAN  OF   ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION   OR
     SUCCESSION.

     Not applicable.

(3)  ARTICLES OF INCORPORATION AND BY-LAWS.

3.1  Restated  Certificate of Incorporation of the Registrant  (filed as Exhibit
     3.1 to the Registrant's Transition Report on Form 10-K for the transition period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

3.2 Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 and incorporated herein by reference).

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

(10) MATERIAL CONTRACTS.

10.1 Amendment No. 3, dated as of May 17, 1996, to Third Amended and Restated Credit Agreement between the Registrant, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (National Association) acts as Administrative Agent (filed as Exhibit 10.24 to the Registrant's Transition Report on Form 10-K for the transition period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

10.2 Amendment No. 7 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan, dated March 8, 1996 (filed as Exhibit 10.8 to the Registrant's Transition Report on Form 10-K for the transition period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

10.3 Amendment No. 4, dated as of May 17, 1996, to Third Amended and Restated Credit Agreement between the Registrant, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (National Association) acts as Administrative Agent (filed herewith).

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







A:10Q96DR1.sa