Form 10-Q
period 1996-08-31
CANANDAIGUA WINE CO INC
filed 1996-10-11
CIK 16918

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________

COMMISSION FILE NUMBER 0-7570

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

                                 (716) 394-7900
               (Registrant's telephone number including area code)

                                      NONE
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No
     ---      ---

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 9, 1996, is set forth below:

    CLASS                                        NUMBER OF SHARES OUTSTANDING

Class A Common Stock, Par Value $.01 Per Share            16,315,386
Class B Common Stock, Par Value $.01 Per Share             3,330,458

                         Part 1 - Financial Information

Item 1.  Financial Statements
                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                        August 31, 1996  February 29,1996
                                                        ---------------  ----------------
                                                          (unaudited)       (audited)

                 ASSETS
CURRENT ASSETS:
 Cash and cash investments                                $     2,030      $     3,339
 Accounts receivable, net                                     152,343          142,471
 Inventories, net                                             328,505          341,838
 Prepaid expenses and other current assets                     18,665           30,372
                                                          -----------      -----------
   Total current assets                                       501,543          518,020
PROPERTY, PLANT AND EQUIPMENT, NET                            254,500          250,638
OTHER ASSETS                                                  282,148          285,922
                                                          -----------      -----------
 Total assets                                             $ 1,038,191      $ 1,054,580
                                                          ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable                                            $    62,000      $   111,300
 Current maturities of long-term debt                          40,766           40,797
 Accounts payable                                             103,299           59,730
 Accrued Federal and state excise taxes                        21,544           19,699
 Other accrued expenses and liabilities                        75,086           68,440
                                                          -----------      -----------
   Total current liabilities                                  302,695          299,966
                                                          -----------      -----------
LONG-TERM DEBT, less current maturities                       307,204          327,616
                                                          -----------      -----------
DEFERRED INCOME TAXES                                          58,194           58,194
                                                          -----------      -----------
OTHER LIABILITIES                                               4,927           12,298
                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Class A Common Stock, $.01 par value-
   Authorized, 60,000,000 shares;
   Issued, 17,458,582 shares at August 31, 1996, and
   17,423,082 shares at February 29, 1996                         174              174
 Class B Convertible Common Stock, $.01 par value-
   Authorized, 20,000,000 shares;
   Issued 3,956,183 shares at August 31, 1996, and
   3,991,683 shares at February 29, 1996                           40               40
 Additional paid-in capital                                   221,728          221,133
 Retained earnings                                            156,042          142,600
                                                          -----------      -----------
                                                              377,984          363,947
                                                          -----------      -----------
 Less-Treasury stock-
 Class A Common Stock, 1,320,446 shares at
   August 31, 1996, and 1,165,786 shares at
   February 29, 1996, at cost                                 (10,606)          (5,234)
 Class B Convertible Common Stock, 625,725 shares
   at August 31, 1996, and February 29, 1996, at cost          (2,207)          (2,207)
                                                          -----------      -----------
                                                              (12,813)          (7,441)
                                                          -----------      -----------
  Total stockholders' equity                                  365,171          356,506
                                                          -----------      -----------
  Total liabilities and stockholders' equity              $ 1,038,191      $ 1,054,580
                                                          ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                        (in thousands, except share data)
                                                  For the Six Months Ended August 31,      For the Three Months Ended August 31,
                                                  -----------------------------------      -------------------------------------
                                                        1996                 1995                 1996                 1995
                                                        ----                 ----                 ----                 ----
                                                    (unaudited)          (unaudited)          (unaudited)          (unaudited)
GROSS SALES                                        $    754,866         $    592,769         $    378,037         $    297,355
 Less - Excise taxes                                   (199,155)            (140,710)             (98,819)             (68,066)
                                                   ------------         ------------         ------------         ------------
Net sales                                               555,711              452,059              279,218              229,289
COST OF PRODUCT SOLD                                   (412,969)            (326,117)            (209,383)            (166,609)
                                                   ------------         ------------         ------------         ------------
   Gross profit                                         142,742              125,942               69,835               62,680
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                               (102,870)             (79,271)             (52,927)             (40,437)
NONRECURRING RESTRUCTURING EXPENSES                        --                 (1,553)                --                   (585)
                                                   ------------         ------------         ------------         ------------
  Operating income                                       39,872               45,118               16,908               21,658
INTEREST EXPENSE, net                                   (16,803)             (11,460)              (8,008)              (5,297)
                                                   ------------         ------------         ------------         ------------
  Income before provision for Federal
   and state income taxes                                23,069               33,658                8,900               16,361
PROVISION FOR FEDERAL AND
   STATE INCOME TAXES                                    (9,627)             (12,958)              (3,959)              (6,298)
                                                   ------------         ------------         ------------         ------------
NET INCOME                                         $     13,442         $     20,700         $      4,941         $     10,063
                                                   ============         ============         ============         ============

SHARE DATA:
Net income per common and common
   equivalent share:
     Primary                                       $        .68         $       1.03         $        .25         $        .50
                                                   ============         ============         ============         ============
     Fully diluted                                 $        .68         $       1.03         $        .25         $        .50
                                                   ============         ============         ============         ============
Weighted average common shares outstanding:
          Primary                                    19,794,740           20,002,568           19,653,489           20,039,531
          Fully diluted                              19,794,740           20,081,014           19,653,489           20,095,864

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                                        For the Six Months Ended August 31,
                                                                        -----------------------------------
                                                                                1996           1995
                                                                                ----           ----
                                                                            (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $ 13,442       $ 20,700

Adjustments  to  reconcile net  income  to  net
 cash  provided  by  operating activities:
  Depreciation of property, plant and equipment                                12,424          5,782
  Amortization of intangible assets                                             4,870          2,279
  Loss (gain) on sale of property, plant and equipment                            201            (33)
  Deferred tax provision                                                         --           19,175
  Restructuring charges - fixed asset write-down                                 --           (2,050)
  Change in assets and liabilities:
    Accounts receivable, net                                                   (9,872)         5,806
    Inventories, net                                                           13,333         60,311
    Prepaid expenses                                                            5,109         (6,963)
    Accounts payable                                                           43,569         16,653
    Accrued Federal and state excise taxes                                      1,845         (7,932)
    Other accrued expenses and liabilities                                     13,351        (20,822)
  Other                                                                        (8,466)       (11,558)
                                                                             --------       --------
    Total adjustments                                                          76,364         60,648
                                                                             --------       --------
    Net cash provided by operating activities                                  89,806         81,348
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment, net of minor disposals           (21,795)       (25,779)
 Proceeds from sale of property, plant and equipment                            5,200          1,336
                                                                             --------       --------
   Net cash used in investing activities                                      (16,595)       (24,443)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of notes payable, short-term borrowings                       (49,300)        (7,000)
 Principal payments of long-term debt                                         (20,443)       (50,432)
 Purchases of treasury stock                                                   (5,434)          --
 Proceeds from employee stock purchases                                           657            633
 Exercise of employee stock options                                              --              984
                                                                             --------       --------
   Net cash used in financing activities                                      (74,520)       (55,815)
                                                                             --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS                           (1,309)         1,090
CASH AND CASH INVESTMENTS, beginning of period                                  3,339          3,090
                                                                             --------       --------
CASH AND CASH INVESTMENTS, end of period                                     $  2,030       $  4,180
                                                                             ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued Earn-Out Amounts                                                   $   --         $ 10,000
                                                                             ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present the financial information for Canandaigua Wine Company, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes, included in the Company's Transition Report on Form 10-K, for the transition period from September 1, 1995, to February 29, 1996.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Certain August 1995 balances have been reclassified to conform with current year presentation.

3)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 93% at August 31, 1996, and 94% at February 29, 1996. Replacement cost of the inventories determined on a FIFO basis is approximately $333,266,000, and $332,849,000, at August 31, 1996, and February 29, 1996, respectively. The net realizable value of the Company's inventories is in excess of $328,505,000, and $341,838,000, at August 31, 1996, and February 29, 1996, respectively.

     Elements of cost include materials, labor and overhead and consist of the following:

                                                  August 31,   February 29,
                                                      1996         1996
                                                      ----         ----
       (IN THOUSANDS)
       Raw materials and supplies                  $ 25,802      $ 24,197
       Wines and distilled spirits in process       217,754       254,956
       Finished case goods                           84,949        62,685
                                                   --------      --------
                                                   $328,505      $341,838
                                                   ========      ========

     If the FIFO method of inventory valuation had been used, reported net income would have been $8.0 million, or $.41 per share, higher for the six months ended August 31, 1996; and reported net income would have been $1.9 million, or $.09 per share, lower for the six months ended August 31, 1995.

4)   OTHER LIABILITIES:

     The major components of other liabilities are as follows:

                                                   August 31,     February 29,
                                                      1996            1996
                                                      ----            ----
  (IN THOUSANDS)
  Accrued loss on noncancelable grape contracts    $  1,171        $  8,937
  Other                                               3,756           3,361
                                                      -----           -----
                                                   $  4,927        $ 12,298
                                                      =====          ======

5)   ACQUISITIONS:

     The following table sets forth the unaudited pro forma consolidated results of operations of the Company for the six months ended August 31, 1996 and 1995. The six month unaudited pro forma consolidated results of operations for the period ended August 31, 1995, gives effect to the UDG Acquisition as if it occurred on March 1, 1995. The unaudited pro forma consolidated results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma consolidated results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma consolidated results of operations do not purport to represent what the Company's consolidated results of operations would actually have been if the UDG Acquisition in fact had occurred on such date or to project the Company's consolidated results of operations at any future date or for any future period.

                                             For the Six Months Ended August 31,
                                             -----------------------------------
                                                     1996              1995
                                                     ----              ----
(IN THOUSANDS, EXCEPT SHARE DATA)
Net sales                                        $   555,711      $   493,572
Income before provision for Federal and
  state income taxes                             $    23,069      $    37,141
Net income                                       $    13,442      $    22,842

Share data:
Net income per common and common
  equivalent share:
    Primary                                      $       .68      $      1.14
    Fully diluted                                $       .68      $      1.14
Weighted average common shares outstanding:
    Primary                                       19,794,740       20,002,568
    Fully diluted                                 19,794,740       20,081,014

6)   BORROWINGS:

     Borrowings consist of the following at August 31, 1996:

                                                            Current      Long-term       Total
                                                            -------      ---------       -----
(IN THOUSANDS)
Notes Payable:
  Senior Credit Facility:
   Revolving Credit Loans                                  $ 62,000      $   --        $ 62,000
                                                           ========      ========      ========
Long-term Debt:

  Senior Credit Facility:
   Term loan, variable rate, aggregate proceeds of
   $246,000, due in installments through August 2001       $ 40,000      $176,000      $216,000

 Senior Subordinated Notes:
   8.75% redeemable after December 15, 1998, due 2003          --         130,000       130,000

  Capitalized Lease Agreements:
   Capitalized facility and equipment leases at
   interest rates ranging from 8.9% to 11.5%, due
   in monthly installments through fiscal 1998                  648          --             648

  Industrial Development Agencies:
   7.5% 1980 issue, original proceeds $2,370, due
   in annual installments of $118 through fiscal 2000           118           237           355

  Other Long-term Debt:
   Loans payable - 5.0% secured by cash surrender
   value of officers' life insurance policies                  --             967           967
                                                           --------      --------      --------
                                                           $ 40,766      $307,204      $347,970
                                                           ========      ========      ========

7)   SUBSEQUENT EVENT:

     Vintners Holdback -

     On September 26, 1996, the Company reached a final settlement with the company formerly known as Vintners International Company, Inc. and its lenders on the disputed final closing net asset statement. As a result, the Company will record a purchase price reduction for the Vintners Acquisition, which will reduce recorded goodwill by approximately $5.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 2 CONTAINS FORWARD-LOOKING STATEMENTS. THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" WHICH IS AFFORDED SUCH STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION AND REFORM ACT OF 1995 WHEN THEY ARE ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SUCH CAUTIONARY STATEMENTS ARE SET FORTH UNDER THE HEADING "IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS" BELOW IN THIS ITEM 2.

RESULTS OF OPERATIONS OF THE COMPANY

     The Company's results of operations over recent years have been significantly impacted by acquisitions. As previously reported, on September 1, 1995, the Company acquired certain distilled spirits brands and related assets from United Distillers Glenmore, Inc., and certain of its North American affiliates (collectively, "UDG"); and, in addition, this transaction included multiyear agreements under which UDG will supply the Company with bulk whisky and the Company will supply UDG with services including continued packaging of various UDG brands not acquired by the Company (the "UDG Acquisition"). The Company financed the UDG Acquisition through an amendment to its then-existing bank credit facility, primarily through an increase in the term loan facility under that bank credit facility.

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                    Three Months Ended          Six Months Ended
                                                         August 31,                August 31,
                                                     1996         1995          1996         1995
                                                     ----         ----          ----         ----
Net sales                                           100.0%       100.0%        100.0%       100.0%
Cost of product sold                                 75.0         72.7          74.3         72.1
 Gross profit                                        25.0         27.3          25.7         27.9
Selling, general and administrative expenses         18.9         17.6          18.6         17.6
Nonrecurring restructuring expenses                   0.0          0.3           0.0          0.3
 Operating income                                     6.1          9.4           7.1         10.0
Interest expense, net                                 2.9          2.3           3.0          2.5
 Income before provision for income taxes             3.2          7.1           4.1          7.5
Provision for Federal and state income taxes          1.4          2.7           1.7          2.9
 Net income                                           1.8%         4.4%          2.4%         4.6%


THREE MONTHS ENDED AUGUST 31, 1996 ("SECOND QUARTER 1997"), COMPARED TO THREE MONTHS ENDED AUGUST 31, 1995 ("AUGUST 1995 QUARTER")

     NET SALES

     Net Sales for the Company's Second Quarter 1997 increased to $279.2 million from $229.3 million for the August 1995 Quarter, an increase of $49.9 million, or approximately 21.8%. This increase resulted primarily from (i) $26.7 million of additional imported beer sales, primarily Mexican beers; (ii) the inclusion of $24.7 million of net sales of products and services from the UDG Acquisition; and (iii) $4.3 million of increased net sales of branded wine products resulting from selling price increases implemented between October 1995 and May 1996. These increases were partially offset by $5.8 million of lower sales of spirits brands other than the brands from the UDG Acquisition, grape juice concentrate and other nonbranded products.

     FOR PURPOSES OF COMPUTING THE NET SALES AND UNIT VOLUME COMPARATIVE DATA FOR THE TABLE BELOW AND FOR THE REMAINDER OF THE DISCUSSION OF NET SALES, SALES OF PRODUCTS ACQUIRED IN THE UDG ACQUISITION HAVE BEEN INCLUDED FOR THE AUGUST 1995 QUARTER, WHICH WAS PRIOR TO THE UDG ACQUISITION.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine products, beer and spirits brands sold by the Company for Second Quarter 1997 and the August 1995 Quarter:

     Three Months Ended August 31, 1996, Compared to Three Months Ended August 31, 1995
     ----------------------------------------------------------------------------------
                                       Net Sales                             Unit Volume
                            -------------------------------        ------------------------------
                                                      %Inc/                                %Inc/
                              1996        1995        (Dec)         1996        1995       (Dec)
                              ----        ----        -----         ----        ----       -----
Branded Beverage
  Alcohol Products (1)      $251,903    $220,168      14.4 %       15,778      13,934      13.2 %
Branded Wine Products       $116,746    $112,397       3.9 %        6,195       6,533      (5.2)%
 Non-varietal Table Wines   $ 49,853    $ 50,699      (1.7)%        3,061       3,277      (6.6)%
 Varietal Table Wines       $ 37,762    $ 29,378      28.5 %        1,559       1,379      13.1 %
 Dessert Wines              $ 15,272    $ 17,485     (12.7)%          962       1,188     (19.0)%
 Sparkling Wines            $ 13,859    $ 14,835      (6.6)%          613         689     (11.0)%
Beer                        $ 90,457    $ 63,783      41.8 %        7,227       5,148      40.4 %
Spirits                     $ 44,700    $ 44,158       1.2 %        2,356       2,241       5.1 %

(1) The sum of net sales and unit volume amounts from the categories may not equal total Branded Beverage Alcohol Products because miscellaneous items affecting net sales and unit volume may be included in total Branded Beverage Alcohol Products but not reflected in the category information.

     Net sales and unit volume of the Company's branded beverage alcohol products for Second Quarter 1997 increased 14.4% and 13.2%, respectively, as compared to the August 1995 Quarter. The net sales increase resulted from higher imported beer sales and price increases on most of the Company's branded wine products, particularly varietal table wine brands. Unit volume increases were largely the result of increased sales of the Company's imported beer brands, particularly its Mexican beers. The Company's varietal table wine and distilled spirits unit volumes also increased in Second Quarter 1997, while its dessert wine, non-varietal table wine and sparkling wine volumes declined as compared to the August 1995 Quarter.

     Net sales of the Company's branded wine products increased $4.3 million, or 3.9%, for Second Quarter 1997 as compared to the August 1995 Quarter. Unit volume of the Company's branded wine products declined by 5.2%. The $4.3 million increase in net sales resulted from selling price increases which the Company implemented between October 1995 and May 1996, partially offset by the decline in unit volume of these products. The Company believes that the decline in unit volume resulted from the Company's selling price increases, industry trends related to certain categories and the timing of shipments of some sparkling and dessert wine products in the August 1995 Quarter.

     Net sales and unit volume of the Company's non-varietal table wine products declined by 1.7% and 6.6%, respectively, for Second Quarter 1997 as compared to the August 1995 Quarter. The Company believes that these declines reflect the impact of the Company's selling price increases and other competitive pressures.

     Net sales and unit  volume of the  Company's  varietal  table  wine  brands increased by 28.5% and 13.1%, respectively, as compared to the August 1995 Quarter. Net sales growth outpaced unit volume growth principally due to selling price increases. Net sales and unit volume of the Company's varietal wine products such as chardonnay, cabernet sauvignon and merlot, which represent more than half of the Company's varietal wine volume, increased substantially and at a rate which more than offset lower white zinfandel unit volume in Second Quarter 1997 as compared to the August 1995 Quarter.

     Net sales and unit volume of the Company's dessert wine products declined by 12.7% and 19.0%, respectively, during Second Quarter 1997. The Company believes that these results reflect the continuing trend of consumer preferences away from the dessert wine category, as well as the timing of shipments in the August 1995 Quarter relative to the subsequent quarter.

     Net sales and unit volume of the Company's sparkling wine products declined by 6.6% and 11.0%, respectively, during Second Quarter 1997 as compared to the August 1995 Quarter. The Company believes that this decline largely reflects the timing of shipments in the August 1995 Quarter relative to the subsequent quarter.

     Net sales and unit volume of the Company's beer products increased by 41.8% and 40.4%, respectively, in Second Quarter 1997. Net sales and volume increases were largely due to the Company's Mexican beer brands, particularly Corona, Modelo Especial and Pacifico, which continued the strong growth they have experienced in previous quarters. The Company believes that the growth in its Mexican beers is related to the growth of the Hispanic population in the Company's distribution areas, the continued popularity of imported beers in general and the narrowing price gap between imported beers and domestic beers. The Company does not believe that the high growth rate in its imported beer business will be sustainable.

     Net sales and unit volume of the Company's distilled spirits brands increased by 1.2% and 5.1%, respectively, for Second Quarter 1997 as compared to the August 1995 Quarter. Excluding the impact of the UDG Acquisition, spirits net sales and unit volume declined by 2.8% each in the quarter. Net sales and unit volume of the spirits brands acquired in the UDG Acquisition increased by 6.3% and 16.3%, respectively, in the quarter. The increase in unit volume sales of these brands over and above the increase in net sales generally reflects lower pricing of these brands to be more in line with the pricing strategy of the rest of the Company's spirits portfolio. In total, the Company's distilled spirits unit volume growth exceeds the industry growth rate.

     GROSS PROFIT

     The Company's gross profit increased to $69.8 million in Second Quarter 1997 from $62.7 million in the August 1995 Quarter, an increase of $7.1 million. The change in gross profit resulted primarily from (i) approximately $10.2 million of gross profit from sales generated from the business acquired from UDG; (ii) approximately $6.6 million of additional gross profit from increases in beer sales; (iii) approximately $5.0 million of lower gross profits due primarily to lower volume of branded wine products, and lower grape juice concentrate and other nonbranded sales as compared to the August 1995 Quarter; and (iv) approximately $4.7 million of lower gross profit primarily due to increased cost of product sold, particularly higher grape costs in the fall 1996 harvest, and additional costs resulting from inefficiencies in the production of wine and grape juice concentrate, particularly at the Company's newly consolidated West Coast operations. These costs were partially offset by additional net sales resulting primarily from selling price increases of the Company's branded wine and grape juice concentrate products and a partial reduction of certain grape contract loss reserves established in connection with the 1993 Vintners Acquisition. The reduction in these reserves corresponds to the increase in grape costs relative to the contract pricing and the termination of certain unfavorable contracts. The Company's increased production costs stemmed from low bulk conversion rates and bottling inefficiencies. The Company also experienced high imported concentrate and bulk freight costs. The Company has instituted a series of steps to address these matters including a reengineering effort to redesign more effectively its work processes, organizational structure and information systems.

     Gross profit as a percentage of net sales was 25.0% for Second Quarter 1997 as compared to 27.3% in the August 1995 Quarter. The decline in the gross profit margin was largely due to higher costs, particularly grape costs, of wine and grape juice concentrate products, partially offset by increased selling prices on most of the Company's branded wine and grape juice concentrate products. The Company has experienced significant increases in its cost of grapes in both the 1995 and 1996 harvests. The Company believes that these increases in grape costs were due to an imbalance in supply and demand in the varieties which the Company purchases.

However, selling price increases in effect during the Second Quarter 1997, on an annualized basis, more than offset higher costs from the fall 1995 harvest.

     For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, the Company's Second Quarter 1997 results reflect a reduction in gross profit of approximately $7.9 million due to the Company's last-in, first-out method of accounting for inventory valuation ("LIFO"), based on the Company's current estimate of a $27.5 million LIFO adjustment for the 1997 fiscal year. The Company previously estimated that gross profit for the 1997 fiscal year would be negatively impacted as a result of LIFO by $23.5 million. The LIFO estimate for the 1997 fiscal year will be revised, as appropriate, through the end of the fiscal year. For comparison purposes, the Company's August 1995 Quarter results reflected an addition to gross profit of approximately $0.4 million due to LIFO.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for Second Quarter 1997 were $52.9 million, an increase of $12.5 million as compared to the August 1995 Quarter. Of this amount, $5.1 million related to the UDG Acquisition; $4.4 million was due to selling, advertising and promotion expenses associated with increased unit volume exclusive of sales related to the UDG Acquisition; and $3.0 million was due to increased personnel and other related expenses to expand the Company's management capabilities.

     INTEREST EXPENSE, NET

     Net interest expense totaled $8.0 million in Second Quarter 1997, an increase of $2.7 million as compared to the August 1995 Quarter, primarily due to additional interest expense from the UDG Acquisition financing.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Second Quarter 1997 increased to 44.5% from 38.5% for the August 1995 Quarter due to a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the foregoing, net income for Second Quarter 1997 was $4.9 million, a decrease of $5.1 million as compared to the August 1995 Quarter.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Second Quarter 1997 was $33.5 million using the FIFO method and $25.6 million using the LIFO method. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS ENDED AUGUST 31, 1996 ("SIX MONTHS 1997"), COMPARED TO SIX MONTHS ENDED AUGUST 31, 1995 ("AUGUST 1995 SIX MONTHS")

     NET SALES

     Net Sales for the Company's Six Months 1997 increased to $555.7 million from $452.1 million for the August 1995 Six Months, an increase of $103.6 million, or approximately 22.9%. This increase resulted primarily from (i) the inclusion of $49.0 million of net sales of products and services from the UDG Acquisition; (ii) $39.3 million of additional imported beer sales, primarily Mexican beers; (iii) $9.2 million of increased net sales of branded wine products resulting from selling price increases implemented between October 1995 and May 1996; and (iv) $6.1 million of higher sales of grape juice concentrate and other nonbranded products.

     FOR PURPOSES OF COMPUTING THE NET SALES AND UNIT VOLUME COMPARATIVE DATA FOR THE TABLE BELOW AND FOR THE REMAINDER OF THE DISCUSSION OF NET SALES, SALES OF PRODUCTS ACQUIRED IN THE UDG ACQUISITION HAVE BEEN INCLUDED IN THE ENTIRE PERIOD FOR THE AUGUST 1995 SIX MONTHS, WHICH WAS PRIOR TO THE UDG ACQUISITION.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine products, beer and spirits brands sold by the Company for Six Months 1997 and the August 1995 Six Months:

          Six Months Ended August 31, 1996, Compared to Six Months Ended August 31, 1995
          ------------------------------------------------------------------------------
                                          Net Sales                        Unit Volume
                               ----------------------------        ---------------------------
                                                      %Inc/                               %Inc/
                                 1996       1995      (Dec)         1996       1995       (Dec)
                                 ----       ----      -----         ----       ----       -----

Branded Beverage
 Alcohol Products (1)          $493,939   $443,435    11.4 %        30,697     28,075      9.3 %
Branded Wine Products          $240,404   $231,180     4.0 %        12,867     13,450     (4.3)%
 Non-varietal Table Wines      $104,549   $105,394    (0.8)%         6,463      6,878     (6.0)%
 Varietal Table Wines          $ 77,025   $ 64,630    19.2 %         3,195      3,029      5.5 %
 Dessert Wines                 $ 32,744   $ 34,984    (6.4)%         2,055      2,338    (12.1)%
 Sparkling Wines               $ 26,086   $ 26,172    (0.3)%         1,154      1,205     (4.2)%
Beer                           $163,314   $124,028    31.7 %        13,072     10,028     30.4 %
Spirits                        $ 90,222   $ 87,583     3.0 %         4,759      4,575      4.0 %

(1) The sum of net sales and unit volume amounts from the categories may not equal total Branded Beverage Alcohol Products because miscellaneous items affecting net sales and unit volume may be included in total Branded Beverage Alcohol Products but not reflected in the category information.

     Net sales and unit volume of the Company's branded beverage alcohol products for Six Months 1997 increased 11.4% and 9.3%, respectively, as compared to the August 1995 Six Months. The net sales increases resulted from higher imported beer sales, price increases on most of the Company's branded wine products, particularly varietal table wine brands, and increased sales of the Company's spirits brands. Unit volume increases were led by substantial growth in the Company's imported beer brands and increases in its varietal table wine and spirits brands, partially offset by declines in unit volume of non-varietal table wines, dessert wines and sparkling wines.

     Net sales of the Company's branded wine products increased $9.2 million, or 4.0%, for Six Months 1997 as compared to the August 1995 Six Months due to the Company's selling price increases, despite unit volume declines of 4.3%. The Company believes that the unit volume decrease resulted from the Company's selling price increases, as well as industry trends related to certain categories and the timing of shipments of some sparkling and dessert wine products in the August 1995 Six Months.

     Net sales and unit volume of the Company's non-varietal table wine products declined by 0.8% and 6.0%, respectively, for Six Months 1997 as compared to the August 1995 Six Months. The Company believes that the decline in unit volume reflects the impact of the Company's selling price increases and other competitive pressures.

     Net sales and unit volume of the Company's varietal table wine brands increased by 19.2% and 5.5%, respectively. Net sales increased at a greater rate than unit volume due to price increases instituted during the six months ended February 29, 1996, and the three months ended May 31, 1996. Net sales and unit volume of the Company's varietal wine products such as chardonnay, cabernet sauvignon and merlot, which represent more than half of the Company's varietal wine volume, increased substantially in Six Months 1997. While white zinfandel unit volume declined in Six Months 1997, net sales for white zinfandel increased modestly.

     Net sales and unit volume of the Company's dessert wine products decreased by 6.4% and 12.1%, respectively, during Six Months 1997. The Company believes that, although the decline in unit volume was somewhat mitigated by selling price increases, these results reflect the continuing trend of consumer preferences away from the dessert wine category, as well as the timing of shipments in the August 1995 Six Months relative to subsequent periods.

     Net sales and unit volume of the Company's sparkling wine brands declined 0.3% and 4.2%, respectively, during Six Months 1997 as compared to the August 1995 Six Months. The Company believes that the decline in unit volume is consistent with industry trends and is also partially related to the timing of sparkling wine shipments in the August 1995 Six Months relative to subsequent periods.

     Net sales and unit volume of the Company's beer brands increased 31.7% and 30.4%, respectively, during Six Months 1997. Net sales and volume increases were largely due to the Company's Mexican beer brands, particularly Corona, Modelo Especial and Pacifico, which continued strong growth trends. The Company believes that the growth in its Mexican beers is related to the growth of the Hispanic population in the Company's distribution areas, the continued popularity of imported beers in general and the narrowing price gap between imported beers and domestic beers. The Company does not believe that the high growth rate in its imported beer business will be sustainable.

     Net sales and unit volume of the Company's distilled spirits brands increased by 3.0% and 4.0%, respectively, in Six Months 1997 as compared to the August 1995 Six Months. Excluding the impact of the UDG Acquisition, spirits net sales and unit volume increased by 7.2% and 2.2%, respectively, during Six
Months 1997, reflecting strong brandy sales and increases in tequila and liqueurs and the introduction of a number of new products. Net sales and unit volume of the brands acquired in the UDG Acquisition decreased by 1.7% and increased by 6.4%, respectively, in Six Months 1997, reflecting the impact of downward selling price adjustments for these brands to be more in line with the pricing strategy of the rest of the Company's spirits portfolio.

     GROSS PROFIT

     The Company's gross profit increased to $142.7 million in Six Months 1997 from $125.9 million in the August 1995 Six Months, an increase of $16.8 million, or 13.3%. This change in gross profit resulted primarily from (i) approximately $20.5 million of gross profit from sales generated from the business acquired from UDG; (ii) approximately $12.4 million of additional gross profit from increases in beer sales; (iii) approximately $10.0 million of lower gross profit primarily due to increased costs of product sold, particularly higher grape costs in the fall 1996 harvest and additional costs resulting from inefficiencies in the production of wine and grape juice concentrate, particularly at the Company's newly consolidated West Coast operations, partially offset by additional net sales resulting primarily from selling price increases of the Company's branded wine and grape juice concentrate products and a partial reduction of certain grape contract loss reserves established in connection with the 1993 Vintners Acquisition, which reduction corresponds to the increase in grape costs relative to the contract pricing and the termination of certain unfavorable contracts; and (iv) approximately $6.1 million of lower gross profits due to lower volume of branded wine products and decreased sales of other nonbranded products. The Company's increased production costs stemmed from low bulk conversion rates and bottling inefficiencies. The Company also experienced high imported concentrate and bulk freight costs. The Company has instituted a series of steps to address these matters, including a reengineering effort to redesign more effectively its work processes, organizational structure and information systems.

     Gross profit as a percentage of net sales was 25.7% for Six Months 1997 as compared to 27.9% in the August 1995 Six Months. The decline in the gross profit margin was largely due to higher costs, particularly grape costs, of wine and grape juice concentrate products, partially offset by increased selling prices on most of the Company's branded wine and grape juice concentrate products. The Company has experienced significant increases in its cost of grapes in both the 1995 and the 1996 harvests. The Company believes that these increases in grape costs were due to an imbalance in supply and demand in the varieties which the Company purchases.

However, selling price increases in effect during Six Months 1997, on an annualized basis, more than offset higher costs from the fall 1995 harvest.

     For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, the Company's Six Months 1997 results reflect a reduction in gross profit of approximately $13.8 million due to the Company's last-in, first-out method of accounting for inventory valuation ("LIFO"), based on the Company's current estimate of a $27.5 million LIFO adjustment for the 1997 fiscal year. The Company previously estimated that gross profit for the 1997 fiscal year would be negatively impacted as a result of LIFO by $23.5 million. The LIFO estimate for the 1997 fiscal year will be revised, as appropriate, through the end of the fiscal year. The Company's August 1995 Six Months gross profit reflected an addition of approximately $3.1 million due to LIFO.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for Six Months 1997 were $102.9 million, an increase of $23.6 million as compared to the August 1995 Six Months. Of this amount, $10.5 million related to the UDG Acquisition; $7.5 million was due to increased personnel and other related expenses to expand the Company's management capabilities; and $5.6 million was due to additional selling, advertising and promotion expenses associated with increased unit volume exclusive of sales related to the UDG Acquisition.

     INTEREST EXPENSE, NET

     Net interest expense totalled $16.8 million in Six Months 1997, an increase of $5.3 million as compared to the August 1995 Six Months, primarily due to additional interest expense from the UDG Acquisition financing.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Six Months 1997 increased to 41.7% from 38.5% for the August 1995 Six Months due to a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the foregoing, net income for Six Months 1997 was $13.4 million, a decrease of $7.3 million as compared to the August 1995 Six Months.

     For financial analysis purposes only, the Company's EBITDA for the Six Months 1997 was $70.9 million using the FIFO method and $57.2 million using the LIFO method. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

     CASH FLOWS - SIX MONTHS 1997

     OPERATING ACTIVITIES

     Net cash provided by operating activities in Six Months 1997 was $89.8 million. The net cash provided by operating activities for Six Months 1997 resulted principally from a net increase in current liabilities (primarily a $43.6 million increase in accounts payable as a result of purchases associated with the 1996 grape harvest), net income adjusted for noncash items plus a net decrease in current assets (primarily a $13.3 million net decrease in inventories).

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities in Six Months 1997 was $16.6 million, resulting primarily from $21.8 million of capital expenditures, offset in part by proceeds from the sale of property, plant and equipment of $5.2 million, resulting principally from the May 1996 sale of the Company's Central Cellars winery, located in Lodi, California.

     Net cash used in financing activities in Six Months 1997 was $74.5 million, resulting principally from net repayments of $49.3 million of revolving loan borrowings under the Company's bank credit facility, principal payments of $20.4 million of long-term debt and repurchases of $5.4 million of the Company's Class A Common Stock.

     As of August 31, 1996, under its bank credit facility, the Company had outstanding term loans of $216.0 million bearing interest at 6.6%, $62.0 million of revolving loans bearing interest at 6.7%, $8.1 million of revolving letters of credit and $13.7 million under the Barton Letter of Credit. As of August 31, 1996, under the bank credit facility, $114.9 million of revolving loans were available to be drawn by the Company.

     During January 1996, the Company's Board of Directors authorized the repurchase of up to $30.0 million of the Company's Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through its bank credit facility. The repurchased shares will become treasury shares and may be used for general corporate purposes. As of October 11, 1996, the Company had repurchased 175,000 shares of Class A Common Stock at an aggregate cost of $5.4 million.

     THE COMPANY'S BANK CREDIT FACILITY

     As of October 8, 1996, under its bank credit facility, the Company had outstanding term loans of $206.0 million bearing interest at 6.5% with quarterly principal payments of $10.0 million and a final payment of $16.0 million in August 2001, outstanding revolving loans of $109.0 million bearing interest at 6.3%, undrawn revolving letters of credit of $9.6 million, the Barton Letter of Credit of $13.7 million and $66.4 million available to be drawn in revolving loans.

     SENIOR SUBORDINATED NOTES

     As of August 31, 1996, the Company had outstanding $130.0 million of its 8.75% Senior Subordinated Notes due 2003 (the "Notes"). The Company is currently contemplating the issuance of additional senior subordinated indebtedness in an amount sufficient to generate at least $50.0 million in net proceeds (the "Offering"). The Company intends to use the net proceeds from the Offering to repay amounts outstanding under the Company's bank credit facility, including revolving loans. The Company will continue to use the revolving loans to support its working capital requirements. In addition, assuming consummation of the Offering, the Company intends to use the revolving loans to complete its previously announced stock repurchase program. There can be no assurance that this Offering will be consummated. Such additional senior subordinated indebtedness offered will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States or any state thereof absent registration or an applicable exemption from registration requirements.

     OTHER

     The Company's cash requirements have increased during the past twelve months due to increased grape costs, operating inefficiencies at the Company's West Coast wine operations and increased working capital needs from the Company's expanded business. The Company believes that the revolving loans available under its bank credit facility, its financing activities, including issuance of the additional senior subordinated notes, and cash provided by operating activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for at least the next four fiscal quarters.

PROJECTED RESULTS

     On September 5, 1996, the Company reduced its estimated net income per share for its fiscal year ending February 28, 1997 to a new range of $1.10 to $1.40 from a range of $2.30 to $2.50. For financial analysis purposes only, the Company estimates that its EBITDA on a LIFO basis for the fiscal year ending February 28, 1997 will be in the range of $102.5 million to $117.5 million. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activites and should not be construed as an indication of operating performance or as a measure of liquidity.

     The Company revised its estimated net income per share for the current fiscal year as a result of below expectation performance of the Company's wine division, offset in part by better than expected performance of the Company's beer and spirits division, Barton. The Company believes its wine division performance will be negatively impacted by (i) increased cost of product sold relating to increased grape costs from the 1996 harvest which the Company does not expect to offset through selling price increases in fiscal 1997; (ii) inefficiencies in its wine division operations; and (iii) decreased unit volume of its branded wine products.

     These projected results are based on certain assumptions, including:

     (i) the Company's unit volume sales of branded wine products will continue to decrease at approximately the same rate as they decreased during the Six Months 1997;

     (ii) increases in the Company's costs will not result in a LIFO adjustment materially in excess of the current estimate of $27.5 million for fiscal 1997;

     (iii)the Company will continue to experience wine production operating inefficiencies, although at lower levels as compared to the Six Months 1997;

     (iv) the Company's beer and spirits division will continue to experience strong growth;

     (v) the Company will not materially change its selling prices, on an overall basis, as compared to current levels at the end of the Six Months 1997; and

     (vi) the Company's promotional levels will continue at comparable rates to the Six Months 1997.

     The projected results set forth above have not been examined by Arthur Andersen LLP, the Company's independent public accountants, and they assume no responsibility for such projected results.

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

     The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under "Projected Results" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of future results of operations, and in particular, (i) the Company's estimated net income per share for the fiscal year ending February 28, 1997, and (ii) the Company's estimated cash flows as measured by EBITDA for the fiscal year ending February 28, 1997, should not be construed in any manner as a guarantee that such results will in fact occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the following risks and uncertainties:

     The Company believes that its future results of operations are inherently difficult to predict due to the Company's use of the LIFO method of accounting for inventory valuation, particularly as it relates to the Company's purchase of grapes from the 1996 fall harvest. In particular, the Company found it necessary to revise its estimate of the impact of LIFO in the first quarter and second quarter of the current fiscal year versus its previous estimates. There are no assurances that the Company may not have to revise this estimate further.

     The Company could experience worse than expected production inefficiencies or other raw material supply, production or shipment difficulties which could adversely affect (i) its ability to supply goods to its customers and
     (ii) the willingness of its wholesale or retail customers to purchase the Company's products. The Company could also experience higher than expected increases in its cost of product sold as a result of inefficiencies or if raw materials such as grapes, concentrate or packaging materials are in short supply or if the Company experiences increased overhead costs. The Company believes that further production inefficiencies and higher than expected other costs related to such matters as loss rates, imported concentrate costs, freight costs and yields will negatively impact its results.

     Manufacturing economies related to such matters as bottling line speeds and warehousing capabilities could fail to develop when planned. The Company believes that worse than expected bottling line and warehouse efficiencies will negatively impact its results.

     The Company is in a highly competitive environment and its dollar sales and unit volume could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of its wholesale customers, retailers or consumers to purchase competitive products instead of the Company's products. The Company believes its branded wine unit volume has been negatively impacted by the effect price increases have had on its competitive positioning. This could limit the Company's ability to increase the selling prices of its branded wine products further to offset anticipated higher costs in its fiscal year ending February 28, 1997, and could require selling price decreases of its branded wine products in the future to maintain volume. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company's products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their supply of, or consumer demand for, the Company's products. The Company has also experienced a substantial increase in its sales of its imported beer products, particularly its Mexican brands. The Company does not believe that the high growth rate in its imported beer business will be sustainable.

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

     The forward-looking statements contained herein are based on estimates which the Company believes are reasonable. This means that the Company's actual results could differ materially from such estimates as a result of being negatively affected as described above or otherwise or positively affected.

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

     As previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1996, on November 13, 1995, a purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, VENTRY, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (the "Ventry Class Action"). On November 16, 1995, another purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, BRICKELL PARTNERS, ET AL.
V. CANANDAIGUA WINE COMPANY, INC., ET AL. (the "Brickell Class Action"). On December 6, 1995, a third purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, BABICH, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (and this class action together with the Brickell Class Action and the Ventry Class Action, the "Class Actions"). The defendants in the Class Actions are the Company, Richard Sands and Lynn K. Fetterman. The Class Actions have been consolidated and a consolidated complaint was filed on January 16, 1996. The Class Actions assert violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to recover damages in an unspecified amount which the class members allegedly sustained by purchasing the Company's common stock at artificially inflated prices. The complaints in the Class Actions allege that the Company's public documents and statements were materially incomplete and, as a result, misleading.

     The Class Actions were filed after the Company announced its results of operations for the year ended August 31, 1995, on November 9, 1995. These results were below the expectations of analysts and on November 10, 1995, the price of the Company's Class A common stock fell approximately 38% and the price of the Company's Class B common stock fell approximately 30%.

     The Company believes that the Class Actions are without merit and intends to vigorously defend the Class Actions. To that end, on April 8, 1996, the Company filed a motion to dismiss the consolidated complaint. That motion is fully briefed and oral argument was held on September 25, 1996. The Company is awaiting decision by the Court.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits located within this Report.

     (b) No Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the quarter ended August 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CANANDAIGUA WINE COMPANY, INC.



Dated:  October 11, 1996          By: /s/ Richard Sands
                                      ------------------
                                      Richard Sands, President and
                                      Chief Executive Officer


Dated:  October 11, 1996          By: /s/ Lynn K. Fetterman
                                      ---------------------
                                      Lynn K. Fetterman, Senior Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

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