Form 10-Q
period 1996-11-30
CANANDAIGUA WINE CO INC
filed 1997-01-14
CIK 16918

                                   FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

COMMISSION FILE NUMBER 0-7570

                         CANANDAIGUA WINE COMPANY, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           16-0716709
            --------                                           ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporataion or organization)                         Identification No.)

                 116 BUFFALO STREET, CANANDAIGUA, NEW YORK 14424
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (716) 394-7900
                                 --------------
               (Registrant's telephone number including area code)

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

Yes  X   No
   ----     ----

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 10, 1997, is set forth below:

         CLASS                                  NUMBER OF SHARES OUTSTANDING
         -----                                  ----------------------------
Class A Common Stock, Par Value $.01 Per Share         15,547,625
Class B Common Stock, Par Value $.01 Per Share          3,330,458

                         Part 1 - Financial Information

Item 1.  Financial Statements

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                        November 30, 1996     February 29, 1996
                                                        -----------------     -----------------
                                                            (unaudited)           (audited)
                    ASSETS
                    ------
CURRENT ASSETS:
  Cash and cash investments                               $      4,997          $      3,339
  Accounts receivable, net                                     198,106               142,471
  Inventories, net                                             373,631               341,838
  Prepaid expenses and other current assets                     14,598                30,372
                                                          ------------          ------------
     Total current assets                                      591,332               518,020
PROPERTY, PLANT AND EQUIPMENT, NET                             251,218               250,638
OTHER ASSETS                                                   276,963               285,922
                                                          ------------          ------------
  Total assets                                            $  1,119,513          $  1,054,580
                                                          ============          ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                           $    130,000          $    111,300
  Current maturities of long-term debt                          40,597                40,797
  Accounts payable                                              79,567                59,730
  Accrued Federal and state excise taxes                        22,849                19,699
  Other accrued expenses and liabilities                        63,906                68,440
                                                          ------------          ------------
     Total current liabilities                                 336,919               299,966
                                                          ------------          ------------
LONG-TERM DEBT, less current maturities                        349,901               327,616
                                                          ------------          ------------
DEFERRED INCOME TAXES                                           64,194                58,194
                                                          ------------          ------------
OTHER LIABILITIES                                                9,934                12,298
                                                          ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A Common Stock, $.01 par value-
    Authorized, 60,000,000 shares;
    Issued, 17,460,832 shares at November 30, 1996, and
    17,423,082 shares at February 29, 1996                         174                   174
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued 3,956,183 shares at November 30, 1996, and
    3,991,683 shares at February 29, 1996                           40                    40
  Additional paid-in capital                                   222,026               221,133
  Retained earnings                                            164,353               142,600
                                                          ------------          ------------
                                                               386,593               363,947
                                                          ------------          ------------
  Less-Treasury stock-
  Class A Common Stock, 1,913,207 shares at
    November 30, 1996, and 1,165,786 shares at
    February 29, 1996, at cost                                 (25,821)               (5,234)
  Class B Convertible Common Stock, 625,725 shares
    at November 30, 1996, and February 29, 1996, at cost        (2,207)               (2,207)
                                                          ------------          ------------
                                                               (28,028)               (7,441)
                                                          ------------          ------------
  Total stockholders' equity                                   358,565               356,506
                                                          ------------          ------------
  Total liabilities and stockholders' equity              $  1,119,513          $  1,054,580
                                                          ============          ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                  For the Nine Months Ended November 30,  For the Three Months Ended November 30,
                                  --------------------------------------  ---------------------------------------
                                           1996            1995                    1996            1995
                                       ------------    ------------            ------------    ------------
                                       (unaudited)      (unaudited)             (unaudited)     (unaudited)

GROSS SALES                            $ 1,180,849     $   983,955             $   425,983     $   391,186
  Less - Excise taxes                     (307,405)       (246,311)               (108,250)       (105,601)
                                       -----------     -----------             -----------     -----------
    Net sales                              873,444         737,644                 317,733         285,585
COST OF PRODUCT SOLD                      (649,019)       (534,449)               (236,050)       (208,332)
                                       -----------     -----------             -----------     -----------
    Gross profit                           224,425         203,195                  81,683          77,253
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                  (161,139)       (129,375)                (58,269)        (50,104)
NONRECURRING RESTRUCTURING EXPENSES           --            (3,301)                   --            (1,748)
                                       -----------     -----------             -----------     -----------
    Operating income                        63,286          70,519                  23,414          25,401
INTEREST EXPENSE, net                      (25,468)        (19,507)                 (8,665)         (8,047)
                                       -----------     -----------             -----------     -----------
    Income before provision for Federal
      and state income taxes                37,818          51,012                  14,749          17,354
PROVISION FOR FEDERAL AND
 STATE INCOME TAXES                        (16,065)        (19,900)                 (6,438)         (6,942)
                                       -----------     -----------             -----------     -----------
NET INCOME                             $    21,753     $    31,112             $     8,311     $    10,412
                                       ===========     ===========             ===========     ===========

SHARE DATA:
Net income per common and common
  equivalent share:
    Primary                            $      1.10     $      1.55             $       .42     $       .52
                                       ===========     ===========             ===========     ===========
    Fully diluted                      $      1.10     $      1.55             $       .42     $       .52
                                       ===========     ===========             ===========     ===========
Weighted average common shares
  outstanding:
    Primary                             19,864,901      20,038,649              19,617,854      20,103,679
    Fully diluted                       19,864,901      20,038,649              19,778,993      20,103,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     Page 3

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                     For the Nine Months Ended November 30,
                                                                     --------------------------------------
                                                                             1996               1995
                                                                         -----------        -----------
                                                                         (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   21,753         $   31,112

Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation of property, plant and equipment                             18,662             11,011
   Amortization of intangible assets                                          7,175              4,383
   Loss (gain) on sale of property, plant and equipment                         201                (39)
   Amortization of discount on long-term debt                                    29               -
   Deferred tax provision                                                    10,000             19,175
   Restructuring charges - fixed asset write-down                              -                (2,050)
   Change in operating assets and liabilities, net of effects from purchase of business:
      Accounts receivable, net                                              (55,635)           (70,417)
      Inventories, net                                                      (31,793)           (35,460)
      Prepaid expenses                                                        9,176             (3,106)
      Accounts payable                                                       18,510             28,966
      Accrued Federal and state excise taxes                                  3,150             (7,458)
      Other accrued expenses and liabilities                                 17,951             (7,812)
   Other                                                                     (3,815)           (11,695)
                                                                         ----------         ----------
      Total adjustments                                                      (6,389)           (74,502)
                                                                         ----------         ----------
      Net cash provided by (used in) operating activities                    15,364            (43,390)
                                                                         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of minor disposals        (25,318)           (32,753)
  Payment of accrued earn-out amounts                                       (13,848)           (10,000)
  Proceeds from sale of property, plant and equipment                         5,171              1,394
                                                                         ----------         ----------
      Net cash used in investing activities                                 (33,995)           (41,359)
                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net of discount                  61,668             13,219
  Net proceeds from notes payable, short-term borrowings                     18,700            118,500
  Principal payments of long-term debt                                      (39,612)           (51,072)
  Purchases of treasury stock                                               (19,997)              -
  Payment of issuance costs of long-term debt                                (1,478)              -
  Proceeds from employee stock purchases                                        998              1,292
  Exercise of employee stock options                                             10              1,014
                                                                         ----------         ----------
      Net cash provided by financing activities                              20,289             82,953
                                                                         ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                          1,658             (1,796)
CASH AND CASH INVESTMENTS, beginning of period                                3,339              3,090
                                                                         ----------         ----------
CASH AND CASH INVESTMENTS, end of period                                 $    4,997         $    1,294
                                                                         ==========         ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Fair value of assets acquired                                          $     -            $  144,936
  Liabilities assumed                                                          -                 3,155
                                                                         ----------         ----------
  Cash paid                                                                    -               141,781
  Less - Amounts borrowed                                                      -               141,781
                                                                         ----------         ----------
  Net cash paid for acquisition                                          $     -            $     -
                                                                         ==========         ==========
  Goodwill reduction on settlement of disputed final closing net
   asset statement for Vintners Acquisition                              $    5,894         $     -
                                                                         ==========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                       (in thousands, except share data)

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

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Certain November 1995 balances have been reclassified to conform with current year presentation.

3)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 94% at November 30, 1996, and February 29, 1996. Replacement cost of the inventories determined on a FIFO basis is approximately $386,421, and $332,849, at November 30, 1996, and February 29, 1996, respectively. The net realizable value of the Company's inventories is in excess of $373,631, and $341,838, at November 30, 1996, and February 29, 1996, respectively.

     Elements of cost include materials, labor and overhead and consist of the following:

                                           November 30,     February 29,
                                               1996             1996
                                             --------         --------

Raw materials and supplies                   $ 25,930         $ 24,197
Wines and distilled spirits in process        269,959          254,956
Finished case goods                            77,742           62,685
                                             --------         --------
                                             $373,631         $341,838
                                             ========         ========

     If the FIFO method of inventory valuation had been used, reported net income would have been $12.5 million, or $.63 per share, higher for the nine months ended November 30, 1996; and reported net income would have been $.1 million, or $.01 per share, lower for the nine months ended November 30, 1995.

4)   ACQUISITIONS:

     VINTNERS HOLDBACK -

     On September 26, 1996, the Company reached a final settlement with the company formerly known as Vintners International Company, Inc. and its lenders on the disputed final closing net asset statement. As a result, the Company recorded a purchase price reduction for the Vintners Acquisition, which reduced recorded goodwill by approximately $5.9 million.

     UNITED DISTILLERS -

     The following table sets forth the unaudited pro forma consolidated results of operations of the Company for the nine months ended November 30, 1996 and 1995. The nine month unaudited pro forma consolidated results of operations for the period ended November 30, 1995, gives effect to the UDG Acquisition as if it occurred on March 1, 1995. The unaudited pro forma consolidated results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma consolidated results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma consolidated results of operations do not purport to represent what the Company's consolidated results of operations would actually have been if the UDG Acquisition in fact had occurred on such date or to project the Company's consolidated results of operations at any future date or for any future period.

                                                  For the Nine Months Ended
                                                         November 30,
                                                 ---------------------------
                                                     1996            1995
                                                 -----------     -----------

Net sales                                        $   873,444     $    79,157
Income before provision for Federal and
  state income taxes                             $    37,818     $    54,495
Net income                                       $    21,753     $    33,254

Share data:
Net income per common and
 common equivalent share:
   Primary                                       $      1.10     $      1.66
   Fully diluted                                 $      1.10     $      1.66
Weighted average common shares outstanding:
   Primary                                        19,864,901      20,038,649
   Fully diluted                                  19,864,901      20,038,649

5)   BORROWINGS:

     Borrowings consist of the following at November 30, 1996:

                                                              Current        Long-term         Total
                                                             ---------       ---------       ---------
Notes Payable:
  Senior Credit Facility:
    Revolving Credit Loans                                   $ 130,000       $    -          $ 130,000
                                                             =========       =========       =========
Long-term Debt:
  Senior Credit Facility:
    Term loan, variable rate, aggregate
      proceeds of $246,000, due in
      installments through August 2001                       $  40,000       $ 157,000       $ 197,000

  Senior Subordinated Notes:
    8.75% redeemable after December 15, 1998,
      due 2003                                                    -            130,000         130,000
    8.75% Series B redeemable after December 15, 1998,
      due 2003 (less unamortized discount of $3,303 -
      effective rate 9.76%)                                       -             61,697          61,697

  Capitalized Lease Agreements:
    Capitalized facility and equipment leases at
     interest rates ranging from  8.9% to 11.5%, due
     in monthly installments through fiscal 1998                   479            -                479

  Industrial Development Agencies:
    7.5% 1980 issue, original proceeds $2,370, due
     in annual installments of $118 through fiscal 2000            118             237             355

  Other Long-term Debt:
    Loans payable - 5.0% secured by cash surrender value
     of officers' life insurance policies                         -                967             967
                                                             ---------       ---------       ---------
                                                             $  40,597       $ 349,901       $ 390,498
                                                             =========       =========       =========

     On October 29, 1996, the Company issued $65.0 million of unsecured Series B Senior Subordinated Notes (the "Series B Notes") due 2003 at a stated rate of 8.75% per annum. The net proceeds from the sale of the Series B Notes were used to repay amounts outstanding under its bank credit facility, including revolving loans. Interest on the Series B Notes will be payable semiannually on June 15 and December 15 of each year. The Series B Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998. The Series B Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the credit facility and, the Series B Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.

     The indenture relating to the Series B Notes contains certain covenants, including, but not limited to, (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuances of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (xi) restrictions on mergers, consolidation and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge coverage ratio.

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

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                 Three Months Ended    Nine Months Ended
                                                     November 30,         November 30,
                                                 1996        1995      1996       1995
                                                 ----        ----      ----       ----

Net sales                                        100.0%     100.0%     100.0%    100.0%
Cost of product sold                              74.3       72.9       74.3      72.5
                                                 -----      -----      -----     -----
 Gross profit                                     25.7       27.1       25.7      27.5
Selling, general and administrative expenses      18.4       17.6       18.4      17.5
Nonrecurring restructuring expenses                0.0        0.6        0.0       0.4
                                                 -----      -----      -----     -----
 Operating income                                  7.3        8.9        7.3       9.6
Interest expense, net                              2.7        2.8        2.9       2.7
                                                 -----      -----      -----     -----
 Income before provision for income taxes          4.6        6.1        4.4       6.9
Provision for Federal and state income taxes       2.0        2.5        1.9       2.7
                                                 -----      -----      -----     -----
 Net income                                        2.6%       3.6%       2.5%      4.2%


THREE MONTHS ENDED NOVEMBER 30, 1996 ("THIRD QUARTER 1997"), COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1995("NOVEMBER 1995 QUARTER")

NET SALES

     Net sales for the Company's Third Quarter 1997 increased to $317.7 million from $285.6 million for the November 1995 Quarter, an increase of $32.1 million, or approximately 11.3%. This increase resulted primarily from (i) $12.8 million of additional beer sales, largely Mexican beers; (ii) $7.4 million of increased sales of varietal table wine products due mainly to selling price increases implemented between October 1995 and May 1996, as well as additional unit volume; (iii) $6.0 million of additional sales of grape juice concentrate; and
(iv) $4.3 million of additional sales of distilled spirits.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine products, beer and spirits brands sold by the Company for Third Quarter 1997 and the November 1995 Quarter.

 Three Months Ended November 30, 1996, Compared to Three Months Ended November 30, 1995
 --------------------------------------------------------------------------------------
                                      Net Sales                        Unit Volume
                            -----------------------------      -------------------------
                                                    %Inc/                         %Inc/
                              1996       1995       (Dec)       1996     1995     (Dec)
                              ----       ----       -----       ----     ----     -----
Branded Beverage
  Alcohol Products (1)      $277,159    $254,077     9.1 %     16,311    15,347     6.3 %
Branded Wine Products       $152,224    $145,915     4.3 %      7,943     8,037    (1.2)%
 Non-varietal Table Wines   $ 59,599    $ 63,864    (6.7)%      3,727     4,023    (7.4)%
 Varietal Table Wines       $ 47,394    $ 39,998    18.5 %      2,020     1,900     6.3 %
 Sparkling Wines            $ 28,040    $ 26,903     4.2 %      1,142     1,160    (1.6)%
 Dessert Wines              $ 17,191    $ 15,150    13.5 %      1,054       954    10.5 %
Beer                        $ 74,314    $ 61,486    20.9 %      5,892     4,957    18.9 %
Spirits                     $ 51,045    $ 46,765     9.2 %      2,476     2,353     5.2 %

(1) The sum of net sales amounts from the categories may not equal total Branded Beverage Alcohol Products because miscellaneous items affecting net sales may be included in total Branded Beverage Alcohol Products but not reflected in the category information.

     Net sales and unit volume of the Company's branded beverage alcohol products for Third Quarter 1997 increased 9.1% and 6.3%, respectively, as compared to the November 1995 Quarter. The net sales increase resulted from additional imported beer volume, as well as price increases on most of the Company's branded wine products, particularly varietal table wine brands. Unit volume increases were largely the result of increased sales of the Company's imported beer brands, spirits brands, varietal table wines and dessert wines. These increases were partially offset by lower unit volume of non-varietal table wines and sparkling wines.

     Net sales and unit volume of the Company's non-varietal table wine products decreased by 6.7% and 7.4%, respectively, in Third Quarter 1997 as compared to the November 1995 Quarter, with increased sales of red non-varietals being more than offset by decreased sales of white and blush non-varietals. The Company believes that the overall decline reflects the impact of the Company's selling price increases as well as changing consumer preferences among some of the Company's product lines. In addition, the November 1995 Quarter included a higher than normal level of shipments due to the fulfillment of backlog orders remaining at the end of fiscal 1995 which were caused by production and shipping delays associated with the relocation of the Company's West Coast bottling operations.

     Net sales and unit volume of the Company's varietal table wine brands increased by 18.5% and 6.3%, respectively, as compared to the November 1995 Quarter. Net sales growth outpaced unit volume growth principally due to selling price increases. Net sales and unit volume of the Company's varietal wine products such as chardonnay, cabernet sauvignon and merlot, which represent more than half of the Company's varietal wine volume, continued to increase substantially. These sales more than offset continued declines in white zinfandel net sales and unit volume. In addition, the November 1995 Quarter included a higher than normal level of shipments due to the backlog of orders discussed in the non-varietal table wine section above. The Company believes that consumer demand for varietal table wines declined somewhat during the Company's Third Quarter 1997 due to industry-wide price increases, although the dollar volume of retail sales continued to grow.

     Net sales of the Company's sparkling wines increased by 4.2% due to selling price increases, while unit volume decreased by 1.6% as compared to the November 1995 Quarter. The Company believes that its sparkling wine retail sales trends for Third Quarter 1997 were better than the industry as a whole.

     Net sales and unit volume of the Company's dessert wine brands increased by 13.5% and 10.5%, respectively. The Company believes that these increases are not indicative of long-term trends and reflect primarily a timing difference in shipments of dessert wines between Third Quarter 1997 and second quarter 1997 relative to the same periods in the prior year.

     Net sales and unit volume of the Company's beer products increased by 20.9% and 18.9%, respectively, in Third Quarter 1997 as compared to the November 1995 Quarter. Net sales and unit volume increases were largely due to the Company's Mexican beer brands, which represented over 70% of total beer sales. The Company believes that its imported beer growth rate exceeds that of the industry.

     During Third Quarter 1997 the Company renewed its exclusive Importer Agreement with an affiliate of Grupo Modelo for the importation of their brands, Corona Extra, Corona Light, Pacifico, Modelo Especial and Negra Modelo, in 25 states located primarily in the western United States. The Agreement has been extended to December 31, 2006, with provisions for automatic five-year renewals thereafter, provided that the Company is in compliance with the terms of the Agreement.

     Net sales and unit volume of the Company's distilled spirits brands increased by 9.2% and 5.2%, respectively, for Third Quarter 1997 as compared to the November 1995 Quarter due to substantial increases in brandy and cordials/liqueurs sales, as well as increases in whiskey and tequila sales. These increases were partially offset by declines in sales of the Company's vodka products. Net sales and unit volume of the spirits brands acquired in the UDG Acquisition increased by 6.1% and 6.4%, respectively, for Third Quarter 1997 as compared to the November 1995 Quarter (the first quarter in which the Company owned the brands). Net sales and unit volume of the Company's spirits brands exclusive of the UDG brands increased by 11.7% and 4.4%, respectively, for Third Quarter 1997 as compared to the November 1995 Quarter. The Company believes that its sales growth exceeds the industry growth rate.

GROSS PROFIT

     The Company's gross profit increased to $81.7 million in Third Quarter 1997 from $77.3 million in the November 1995 Quarter, an increase of $4.4 million, or 5.7%. The change in gross profit resulted primarily from (i) approximately $4.4 million of additional gross profit from increases in beer sales; (ii) approximately $3.2 million of gross profit from additional sales of spirits brands; (iii) approximately $2.6 million of gross profit from additional unit volume of nonbranded products, primarily bulk wine and grape juice concentrate; and (iv) approximately $5.8 million of lower gross profit, primarily due to increased cost of product sold, particularly higher grape costs in the fall 1996 harvest, which applied to both the Company's branded wines and grape juice concentrate products. The Company believes that these increases in grape costs were due to an imbalance in supply and demand in the varieties which the Company purchases. The higher costs were partially offset by additional net sales resulting primarily from selling price increases of the Company's branded wines and grape juice concentrate products.

     Gross profit as a percentage of net sales was 25.7% for Third Quarter 1997 as compared to 27.1% in the November 1995 Quarter. The decline in the gross profit margin was largely due to higher costs, particularly grape costs, of wine and grape juice concentrate products, partially offset by increased selling prices on most of the Company's branded wines and grape juice concentrate products and improved gross margins on the Company's beer and spirits products.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, the Company's Third Quarter 1997 results reflect a reduction in gross profit of approximately $8.0 million due to the Company's LIFO accounting method, based on the Company's current estimate of a $29.0 million LIFO adjustment for the 1997 fiscal year. The Company previously estimated that gross profit for the 1997 fiscal year would be negatively impacted as a result of LIFO by $27.5 million. The LIFO adjustment for the full 1997 fiscal year will be revised, as appropriate, at the end of the fiscal year. For comparison purposes, results for the Company's November 1995 Quarter reflected a reduction to gross profit of approximately $2.8 million due to LIFO. The Company's estimated LIFO adjustment for fiscal 1997 is a forward-looking statement. The Company found it necessary to revise its estimate of the impact of LIFO in the first quarter, second quarter and third quarter of the current fiscal year versus its previous estimates due to the difficulty in projecting grape costs from the 1996 harvest completed in Third Quarter 1997 and anticipated levels of inventory on hand at the end of fiscal 1997. There are no assurances that the Company's actual LIFO adjustment for fiscal 1997 will not differ materially from its latest estimate.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for Third Quarter 1997 were $58.3 million, an increase of $8.2 million as compared to the November 1995 Quarter, due primarily to increased personnel and related expenses stemming from the Company's reengineering efforts and the continued expansion of the Company's management capabilities; increased selling, general and administrative expenses, exclusive of advertising and promotion, related to the UDG Acquisition; increased advertising and promotion expenses related to increased sales; and other expenses consistent with the Company's growth.

     INTEREST EXPENSE, NET

     Net interest expense totaled $8.7 million in Third Quarter 1997, an increase of $0.7 million as compared to the November 1995 Quarter, due primarily to increased borrowing levels related to working capital needs.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Third Quarter 1997 increased to 43.7% from 40.0% for the November 1995 Quarter due to a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the foregoing, net income for Third Quarter 1997 was $8.3 million, a decrease of $2.1 million as compared to the November 1995 Quarter.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Third Quarter 1997 was $32.0 million. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.


NINE MONTHS ENDED NOVEMBER 30, 1996 ("NINE MONTHS 1997"), COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1995 ("NOVEMBER 1995 NINE MONTHS")

     NET SALES

     Net sales for the Company's Nine Months 1997 increased to $873.4 million from $737.6 million for the November 1995 Nine Months, an increase of $135.8 million, or approximately 18.4%. This increase resulted primarily from (i) $52.1 million of additional imported beer sales, primarily Mexican beers; (ii) the inclusion of $49.0 million of net sales of products and services from the UDG Acquisition during the period from March 1, 1996, through August 31, 1996; (iii) $19.8 million of increased net sales of the Company's varietal table wine products resulting from selling price increases implemented between October 1995 and May 1996, as well as additional unit volume; (iv) $17.2 million of higher sales of grape juice concentrate; (v) $7.6 million of additional sales of spirits brands; partially offset by $5.1 million of decreased sales of the Company's non-varietal table wine brands and a decrease of $4.8 million in sales of other nonbranded products and services.

     FOR PURPOSES OF COMPUTING THE NET SALES AND UNIT VOLUME COMPARATIVE DATA FOR THE TABLE BELOW AND FOR THE REMAINDER OF THE DISCUSSION OF NET SALES, SALES OF SPIRITS PRODUCTS ACQUIRED IN THE UDG ACQUISITION HAVE BEEN INCLUDED FOR THE PERIOD FROM MARCH 1, 1995, THROUGH AUGUST 31, 1995, WHICH WAS PRIOR TO THE UDG ACQUISITION.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine products, beer and spirits brands sold by the Company for Nine Months 1997 and the November 1995 Nine
Months:

  Nine Months Ended November 30, 1996, Compared to Nine Months Ended November 30, 1995
  ------------------------------------------------------------------------------------
                                    Net Sales                        Unit Volume
                          -----------------------------       ---------------------------
                                                 %Inc/                              %Inc/
                            1996       1995      (Dec)        1996       1995       (Dec)
                            ----       ----      -----        ----       ----       -----
Branded Beverage
 Alcohol Products (1)     $771,098   $697,512    10.5 %       47,008     43,421     8.2 %
Branded Wine Products     $392,629   $377,095     4.1 %       20,809     21,485    (3.1)%
 Non-varietal Table Wines $164,148   $169,258    (3.0)%       10,190     10,901    (6.5)%
 Varietal Table Wines     $124,419   $104,628    18.9 %        5,214      4,928     5.8 %
 Sparkling Wines          $ 54,127   $ 53,075     2.0 %        2,296      2,364    (2.9)%
 Dessert Wines            $ 49,935   $ 50,134    (0.4)%        3,109      3,292    (5.6)%
Beer                      $237,628   $185,514    28.1 %       18,964     14,985    26.6 %
Spirits (2)               $141,266   $134,348     5.1 %        7,235      6,928     4.4 %

(1) The sum of net sales and unit volume amounts from the categories may not equal total Branded Beverage Alcohol Products because miscellaneous items affecting net sales and unit volume may be included in total Branded Beverage Alcohol Products but not reflected in the category information.

(2) For comparison purposes only, net sales of $41,514 and unit volume of 2,001 of distilled spirits brands acquired in the September 1, 1995, UDG Acquisition have been included in the table for the nine months ended November 30, 1995. These amounts represent net sales and unit volume of those brands for the period March 1, 1995, through August 31, 1995, which was prior to the UDG Acquisition.

     Net sales and unit volume of the Company's branded beverage alcohol products for Nine Months 1997 increased 10.5% and 8.2%, respectively, as compared to the November 1995 Nine Months. The net sales increase resulted from higher imported beer sales, price increases on most of the Company's branded wine products, particularly varietal table wine brands, and increased sales of the Company's spirits brands. Unit volume increases were led by substantial growth in the Company's imported beer brands and increases in its varietal table wine and spirits brands, partially offset by declines in unit volume of non-varietal table wines, dessert wines and sparkling wines.

     Net sales and unit volume of the Company's non-varietal table wine products declined by 3.0% and 6.5%, respectively, for Nine Months 1997 as compared to the November 1995 Nine Months. The Company believes that the decline in unit volume reflects the impact of the Company's selling price increases and other competitive pressures.

     Net sales and unit volume of the Company's varietal table wine brands increased by 18.9% and 5.8%, respectively. Net sales increased at a greater rate than unit volume due to selling price increases instituted between October 1995 and May 1996. Net sales and unit volume of the Company's varietal table wine products such as chardonnay, cabernet sauvignon and merlot, which represent more than half of the Company's varietal table wine volume, increased substantially in Nine Months 1997. While unit volume of white zinfandel products declined in Nine Months 1997, net sales for these products were virtually unchanged due to the Company's selling price increases.

     Net sales of the Company's sparkling wines increased 2.0%, while unit volume decreased by 2.9% during Nine Months 1997 as compared to the November 1995 Nine Months. The Company believes that the decline in unit volume is consistent with industry trends as well as the impact of price increases implemented in May 1996.

     Net sales and unit volume of the Company's dessert wine brands declined by 0.4% and 5.6%, respectively, during Nine Months 1997. The Company believes that, although the decline in unit volume was mitigated by selling price increases, these results reflect the continuing trend of consumer preferences away from the dessert wine category.

     Net sales and unit volume of the Company's beer brands increased 28.1% and 26.6%, respectively, during Nine Months 1997. These increases were largely due to the Company's Mexican beer brands, which represented over 70% of total beer sales, which continued strong growth trends. The Company believes that the growth in its Mexican beers is related to the growth of the Hispanic population in the Company's distribution areas, the continued popularity of imported beers in general and the narrowing retail price gap between imported beers and domestic beers.

     Net sales and unit volume of the Company's distilled spirits brands increased by 5.1% and 4.4%, respectively, in Nine Months 1997 as compared to the November 1995 Nine Months. Excluding the impact of the UDG Acquisition, spirits net sales and unit volume increased by 8.8% and 2.9%, respectively, reflecting strong brandy sales, increases in tequila and liqueurs and the introduction of a number of new products. Net sales and unit volume of the brands acquired in the UDG Acquisition increased by 1.0% and 6.4%, respectively, in Nine Months 1997, with net sales growth lagging unit volume increases due to the impact of downward selling price adjustments for these brands to be more in line with the pricing strategy of the rest of the Company's spirits portfolio.

     GROSS PROFIT

     The Company's gross profit increased to $224.4 million in Nine Months 1997 from $203.2 million in the November 1995 Nine Months, an increase of $21.2 million, or 10.4%. This change in gross profit resulted primarily from (i) approximately $20.5 million of gross profit from sales generated during the period from March 1, 1996, through August 31, 1996, from the business acquired from UDG; (ii) approximately $16.8 million of additional gross profit from increases in beer sales; and (iii) approximately $16.1 million of lower gross profit primarily due to increased cost of product sold, particularly higher grape costs in the fall 1996 harvest and additional costs resulting from inefficiencies in the production of wine and grape juice concentrate, particularly at the Company's newly consolidated West Coast operations, partially offset by additional net sales resulting primarily from selling price increases of the Company's branded wines and grape juice concentrate products and a partial reduction of certain grape contract loss reserves established in connection with the 1993 Vintners Acquisition, which reduction corresponds to the increase in grape costs relative to the contract pricing and the termination of certain unfavorable contracts. The Company's increased production costs stemmed from low bulk wine conversion rates and bottling inefficiencies. The Company also experienced high imported concentrate and bulk freight costs. The Company has instituted a series of steps to address these matters, including a reengineering effort to redesign more effectively its work processes, organizational structure and information systems.

     Gross profit as a percentage of net sales was 25.7% for Nine Months 1997 as compared to 27.5% in the November 1995 Nine Months. The decline in the gross profit margin was due largely to higher costs, particularly grape costs, of wine and grape juice concentrate products, partially offset by increased selling prices on most of the Company's branded wines and grape juice concentrate products. The Company has experienced significant increases in its cost of grapes in both the 1995 and 1996 harvests. The Company believes that these increases in grape costs were due to an imbalance in supply and demand in the varieties which the Company purchases.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, the Company's Nine Months 1997 results reflect a reduction in gross profit of approximately $21.8 million due to the Company's LIFO accounting method. For comparison purposes, results for the Company's November 1995 Nine Months reflected an addition to gross profit of approximately $0.2 million due to LIFO.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for Nine Months 1997 were $161.1 million, an increase of $31.8 million as compared to the November 1995 Nine Months. Of this amount, $13.9 million was due primarily to increased personnel and related expenses stemming from the Company's reengineering efforts and the continued expansion of the Company's management capabilities and other expenses consistent with the Company's growth; $11.3 million related to the UDG Acquisition; and $6.6 million was due to additional advertising, promotion and selling expenses associated with increased unit volume exclusive of sales related to the UDG Acquisition during the period from March 1, 1996, through August 31, 1996.

     INTEREST EXPENSE, NET

     Net interest expense totaled $25.5 million in Nine Months 1997, an increase of $6.0 million as compared to the November 1995 Nine Months, primarily due to additional interest expense from the UDG Acquisition financing and increased borrowing levels related to working capital needs.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Nine Months 1997 increased to 42.5% from 39.0% for the November 1995 Nine Months due to a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the foregoing, net income for Nine Months 1997 was $21.8 million, a decrease of $9.4 million as compared to the November 1995 Nine Months.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Nine Months 1997 was $89.1 million. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company's principal use of cash in its operating activities is for purchasing and carrying inventories. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual fall grape harvests when the Company has relied on short-term borrowings. The annual grape crush normally begins in August and runs through October. The Company generally begins purchasing grapes in August with payments for such grapes beginning to come due in September. The Company's short-term borrowings to support such purchases generally reach their highest levels in November or December. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings.

     CASH FLOWS - NINE MONTHS 1997

     OPERATING ACTIVITIES

     Net cash provided by operating activities in Nine Months 1997 was $15.4 million. The net cash provided by operating activities for Nine Months 1997 resulted principally from net income adjusted for noncash items and a net increase in operating liabilities (primarily an $18.5 million increase in accounts payable associated with the 1996 grape harvest and an $18.0 million increase in other accrued expenses and liabilities principally the result of an increase of $7.2 million in accrued income taxes and an increase of $4.3 million in accrued interest), partially offset by a net increase in operating assets (primarily a $55.6 million increase in accounts receivable associated with higher seasonal sales of products and a $31.8 million increase in inventories as a result of the purchase of grapes from the 1996 grape harvest).

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities in Nine Months 1997 was $34.0 million, resulting primarily from $25.3 million of capital expenditures and the final $13.8 million earn-out payment to the former Barton stockholders, offset in part by proceeds from the sale of property, plant and equipment of $5.2 million, resulting principally from the May 1996 sale of the Company's Central Cellars winery, located in Lodi, California.

     Net cash provided by financing activities in Nine Months 1997 was $20.3 million, resulting principally from net proceeds of $61.7 million from the issuance of additional subordinated notes and net proceeds of $18.7 million from revolving loan borrowings under the Company's bank credit facility, partially offset by principal payments of $39.6 million of long-term debt and repurchases of $20.0 million of the Company's Class A Common Stock.

     As of November 30, 1996, under its bank credit facility, the Company had outstanding term loans of $197.0 million bearing interest at 6.5%, $130.0 million of revolving loans bearing interest at 6.7%, $8.9 million of revolving letters of credit and $13.7 million under the Barton Letter of Credit. As of November 30, 1996, under the bank credit facility, $46.1 million of revolving loans were available to be drawn by the Company.

     During January 1996, the Company's Board of Directors authorized the repurchase of up to $30.0 million of the Company's Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through its bank credit facility. The repurchased shares will become treasury shares and may be used for general corporate purposes. As of January 10, 1997, the Company had repurchased 785,200 shares of Class A Common Stock at an aggregate cost of $20.7 million.

     THE COMPANY'S BANK CREDIT FACILITY

     As of January 10, 1997, under its bank credit facility, the Company had outstanding term loans of $185.9 million bearing interest at 6.5% with quarterly principal payments of $10.0 million and a final payment of $5.9 million in August 2001, outstanding revolving loans of $70.0 million bearing interest at 6.4%, undrawn revolving letters of credit of $9.3 million and $105.7 million available to be drawn in revolving loans.

     SENIOR SUBORDINATED NOTES

     On October 29, 1996, the Company issued $65.0 million aggregate principal amount of 8 3/4% Series B Senior Subordinated Notes due 2003 (the "Series B Notes"). The Company used the net proceeds from the sale of the Series B Notes to repay amounts outstanding under its bank credit facility, including $50.0 million under revolving loans and approximately $9.6 million to repay and permanently reduce term loans. The Company will continue to use the revolving loans to support its working capital requirements. In addition, the Company intends to use the revolving loans to complete the above-described and previously announced stock repurchase program. Revolving loans repaid from the net proceeds of the sale of the Series B Notes may be re-borrowed from time to time.

     The terms of the Series B Notes are substantially identical to those of the Company's 8 3/4% Senior Subordinated Notes due 2003, which were issued in a registered offering on December 27, 1993 and of which $130.0 million aggregate principal amount is outstanding (the "Original Notes"). A brief description of the Series B Notes is contained in Note 5 to the Company's financial statements located in Part I of this Report on Form 10-Q. Such description is qualified in its entirety by reference to the complete text of the Indenture covering the Series B Notes, a copy of which has been filed with the Securities and Exchange Commission.

     As of November 30, 1996, the Company had outstanding an aggregate $195.0 million of 8 3/4% senior subordinated notes due 2003, being the Original Notes and the Series B Notes.

     OTHER

     The Company's cash requirements have increased during the past twelve months due to increased grape costs, operating inefficiencies at the Company's West Coast wine operations and increased working capital needs from the Company's expanded business. The Company believes that the revolving loans available under its bank credit facility and cash provided by operating activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for at least the next four fiscal quarters.

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

     With respect to the following described litigation, on November 8, 1996, the District Court entered summary judgment in favor of the Company and the other defendants. The Court's judgment resolves all claims against all of the defendants in this litigation. The time period in which plantiffs could have filed a notice of appeal to the United States Court of Appeals for the Second Circuit expired on December 12, 1996, without any such notice being filed.

     As previously reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended May 31, 1996 and August 31, 1996, on November 13, 1995, a purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, VENTRY, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (the "Ventry Class Action"). On November 16, 1995, another purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, BRICKELL PARTNERS, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (the "Brickell Class Action"). On December 6, 1995, a third purported stockholder of the Company filed a class action in the United States District Court for the Southern District of New York, BABICH, ET AL. V. CANANDAIGUA WINE COMPANY, INC., ET AL. (and this class action together with the Brickell Class Action and the Ventry Class Action, the "Class Actions"). The defendants in the Class Actions were the Company, Richard Sands and Lynn K. Fetterman. The Class Actions were consolidated and a consolidated complaint was filed on January 16, 1996. The Class Actions asserted violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought to recover damages in an unspecified amount which the class members allegedly sustained by purchasing the Company's common stock at artificially inflated prices. The complaints in the Class Actions alleged that the Company's public documents and statements were materially incomplete and, as a result, misleading.

     On April 8, 1996, the Company filed a motion to dismiss the consolidated complaint and oral argument was held on September 25, 1996. After oral argument, the Court stated that it intended to construe the Company's motion to dismiss as a motion for summary judgment. As noted above, on November 8, 1996, the District Court entered summary judgment in favor of the Company and the other defendants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits located at Page 22 of this Report.

     (b) The following Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended November 30, 1996:

          (i) Form 8-K dated September 5, 1996. This Form 8-K reported information under Item 5 (Other Events);

          (ii) Form  8-K  dated  October  11,  1996.   This  Form  8-K  reported
               information under Item 5 (Other Events) and included the Company's unaudited Consolidated Statements of Income for the six months ended August 31, 1996 and August 31, 1995 and for the three months ended August 31, 1996 and August 31, 1995; and

          (iii)Form  8-K  dated  October  29,  1996.   This  Form  8-K  reported
               information under Item 5 (Other Events).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CANANDAIGUA WINE COMPANY, INC.



Dated:  January 14, 1997                By:  /s/ Richard Sands
                                            -------------------
                                            Richard Sands, President and Chief
                                            Executive Officer


Dated:  January 14, 1997                By:  /s/ Thomas F. Howe
                                            --------------------
                                           Thomas F. Howe, Vice President,
                                           Corporate Reporting and Controller
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


(2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

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

4.6 Indenture with respect to the 8 3/4% Series B Senior Subordinated Notes Due 2003 dated as of October 29, 1996 among the Registrant, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated heren by reference).

4.7 Exchange and Registration Rights Agreement dated as of October 29, 1996, pertaining to the Registrant's $65,000,000 8 3/4% Series B Senior Subordinated Notes Due 2003 (filed as Exhibit 4.8 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

(10) MATERIAL CONTRACTS.

10.1 Amendment No. 5, dated as of October 10, 1996, to Third Amended and Restated Credit Agreement between the Registrant, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as administrative agent (filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

10.2 Amendment No. 8 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

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