Form 10-Q/A
period 1996-11-30
CANANDAIGUA WINE CO INC
filed 1997-01-31
CIK 16918

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

                                     Page 3

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                     For the Nine Months Ended November 30,
                                                                     --------------------------------------
                                                                             1996               1995
                                                                         -----------        -----------
                                                                         (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   21,753         $   31,112

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation of property, plant and equipment                             18,662             11,011
   Amortization of intangible assets                                          7,175              4,383
   Loss (gain) on sale of property, plant and equipment                         201                (39)
   Amortization of discount on long-term debt                                    29               -
   Deferred tax provision                                                    10,000             19,175
   Restructuring charges - fixed asset write-down                              -                (2,050)
   Change in operating assets and liabilities, net of effects from purchase of business:
      Accounts receivable, net                                              (55,635)           (70,417)
      Inventories, net                                                      (31,793)           (35,460)
      Prepaid expenses                                                        9,176             (3,106)
      Accounts payable                                                       18,510             28,966
      Accrued Federal and state excise taxes                                  3,150             (7,458)
      Other accrued expenses and liabilities                                 17,951             (7,812)
   Other                                                                     (3,815)           (11,695)
                                                                         ----------         ----------
      Total adjustments                                                      (6,389)           (74,502)
                                                                         ----------         ----------
      Net cash provided by (used in) operating activities                    15,364            (43,390)
                                                                         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of minor disposals        (25,318)           (32,753)
  Payment of accrued earn-out amounts                                       (13,848)           (10,000)
  Proceeds from sale of property, plant and equipment                         5,171              1,394
                                                                         ----------         ----------
      Net cash used in investing activities                                 (33,995)           (41,359)
                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net of discount                  61,668             13,219
  Net proceeds from notes payable, short-term borrowings                     18,700            118,500
  Principal payments of long-term debt                                      (39,612)           (51,072)
  Purchases of treasury stock                                               (19,997)              -
  Payment of issuance costs of long-term debt                                (1,478)              -
  Proceeds from employee stock purchases                                        998              1,292
  Exercise of employee stock options                                             10              1,014
                                                                         ----------         ----------
      Net cash provided by financing activities                              20,289             82,953
                                                                         ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                          1,658             (1,796)
CASH AND CASH INVESTMENTS, beginning of period                                3,339              3,090
                                                                         ----------         ----------
CASH AND CASH INVESTMENTS, end of period                                 $    4,997         $    1,294
                                                                         ==========         ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Fair value of assets acquired                                          $     -            $  144,936
  Liabilities assumed                                                          -                (3,155)
                                                                         ----------         ----------
  Cash paid                                                                    -               141,781
  Less - Amounts borrowed                                                      -              (141,781)
                                                                         ----------         ----------
  Net cash paid for acquisition                                          $     -            $     -
                                                                         ==========         ==========
  Goodwill reduction on settlement of disputed final closing net
   asset statement for Vintners Acquisition                              $    5,894         $     -
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

3)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 94% at November 30, 1996, and February 29, 1996. Replacement cost of the inventories determined on a FIFO basis is approximately $386,421,000, and $332,849,000, at November 30, 1996, and February 29, 1996, respectively. The net realizable value of the Company's inventories is in excess of $373,631,000, and $341,838,000, at November 30, 1996, and February 29, 1996, respectively.

     Elements of cost include materials, labor and overhead and consist of the following:

                                                November 30,    February 29,
                                                    1996            1996
                                                  --------        --------
    (IN THOUSANDS)
    Raw materials and supplies                    $ 25,930        $ 24,197
    Wines and distilled spirits in process         269,959         254,956
    Finished case goods                             77,742          62,685
                                                  --------        --------
                                                  $373,631        $341,838
                                                  ========        ========

     If the FIFO method of inventory valuation had been used, reported net income would have been approximately $12,500,000, or $.63 per share, higher for the nine months ended November 30, 1996; and reported net income would have been approximately $100,000, or $.01 per share, lower for the nine months ended November 30, 1995.

4)   ACQUISITIONS:

     VINTNERS HOLDBACK -

     On September 26, 1996, the Company reached a final settlement with the company formerly known as Vintners International Company, Inc. and its lenders on the disputed final closing net asset statement. As a result, the Company recorded a purchase price reduction for the Vintners Acquisition, which reduced recorded goodwill by approximately $5,894,000.

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

                                                  For the Nine Months Ended
                                                         November 30,
                                                 ---------------------------
                                                     1996            1995
                                                 -----------     -----------
(IN THOUSANDS, EXCEPT SHARE DATA)
Net sales                                        $   873,444     $   779,157
Income before provision for Federal and
  state income taxes                             $    37,818     $    54,495
Net income                                       $    21,753     $    33,254

Share data:
Net income per common and
 common equivalent share:
   Primary                                       $      1.10     $      1.66
   Fully diluted                                 $      1.10     $      1.66
Weighted average common shares outstanding:
   Primary                                        19,864,901      20,038,649
   Fully diluted                                  19,864,901      20,038,649

5)   BORROWINGS:

     Borrowings consist of the following at November 30, 1996:

                                                              Current        Long-term         Total
                                                             ---------       ---------       ---------
(IN THOUSANDS)
Notes Payable:
  Senior Credit Facility:
    Revolving Credit Loans                                   $ 130,000       $    -          $ 130,000
                                                             =========       =========       =========
Long-term Debt:
  Senior Credit Facility:
    Term loan, variable rate, aggregate
      proceeds of $246,000, due in
      installments through August 2001                       $  40,000       $ 157,000       $ 197,000

  Senior Subordinated Notes:
    8.75% redeemable after December 15, 1998,
      due 2003                                                    -            130,000         130,000
    8.75% Series B redeemable after December 15, 1998,
      due 2003 (less unamortized discount of $3,303 -
      effective rate 9.76%)                                       -             61,697          61,697

  Capitalized Lease Agreements:
    Capitalized facility and equipment leases at
     interest rates ranging from  8.9% to 11.5%, due
     in monthly installments through fiscal 1998                   479            -                479

  Industrial Development Agencies:
    7.5% 1980 issue, original proceeds $2,370, due
     in annual installments of $118 through fiscal 2000            118             237             355

  Other Long-term Debt:
    Loans payable - 5.0% secured by cash surrender value
     of officers' life insurance policies                         -                967             967
                                                             ---------       ---------       ---------
                                                             $  40,597       $ 349,901       $ 390,498
                                                             =========       =========       =========

     On October 29, 1996, the Company issued $65,000,000 aggregate principal amount of unsecured Series B Senior Subordinated Notes (the "Series B Notes") due 2003 at a stated rate of 8.75% per annum. The net proceeds from the sale of the Series B Notes were used to repay amounts outstanding under its bank credit facility, including revolving loans. Interest on the Series B Notes will be payable semiannually on June 15 and December 15 of each year. The Series B Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998. The Series B Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the credit facility, and the Series B Notes are guaranteed, on a senior
subordinated   basis,   by   substantially   all  of  the  Company's   operating
subsidiaries.

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


                                        CANANDAIGUA WINE COMPANY, INC.



Dated:  January 31, 1997                By:  /s/ Thomas F. Howe
                                            --------------------
                                            Thomas F. Howe, Vice President,
                                            Corporate Reporting and Controller