Form 10-K
period 1997-02-28
CANANDAIGUA WINE CO INC; BATAVIA WINE CELLARS INC; BISCEGLIA BROTHERS WINE CO; CALIFORNIA PRODUCTS CO; GUILD WINERIES & DISTILLERIES INC; WIDMERS WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC
filed 1997-05-29
CIK 16918, 914160, 914162, 914163, 914164, 914166, 914167, 914168, 914169, 914171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 1997
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    --------------

                           COMMISSION FILE NO. 0-7570

    Delaware          Canandaigua Wine Company, Inc.           16-0716709
                       and its subsidiaries:
    New York          Batavia Wine Cellars, Inc.               16-1222994
    Delaware          Bisceglia Brothers Wine Co.              94-2248544
    California        California Products Company              94-0360780
    New York          Guild Wineries & Distilleries, Inc.      16-1401046
    New York          Widmer's Wine Cellars, Inc.              16-1184188
    Delaware          Barton Incorporated                      36-3500366
    Delaware          Barton Brands, Ltd.                      36-3185921
    Maryland          Barton Beers, Ltd.                       36-2855879
    Connecticut       Barton Brands of California, Inc.        06-1048198
    Georgia           Barton Brands of Georgia, Inc.           58-1215938
    New York          Barton Distillers Import Corp.           13-1794441
    Delaware          Barton Financial Corporation             51-0311795
    Wisconsin         Stevens Point Beverage Co.               39-0638900
    Illinois          Monarch Import Company
                       (f/k/a Barton Management, Inc.)         36-3539106
    New York          Vintners International Company, Inc.     16-1443663
    New York          Canandaigua West, Inc.                   16-1462887
    Georgia           The Viking Distillery, Inc.              58-2183528
(State or other     (Exact name of registrant as            (I.R.S. Employer
  jurisdiction of      specified in its charter)             Identification No.)
  incorporation or
  organization)

                 116 BUFFALO STREET, CANANDAIGUA, NEW YORK 14424
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

        REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE (716) 394-7900
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
     Title of each class                              on which registered
     -------------------                             ---------------------
            None                                               None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Class A Common Stock (Par Value $.01 Per Share)of Canandaigua Wine Company, Inc.
--------------------------------------------------------------------------------
                                (Title of Class)

Class B Common Stock (Par Value $.01 Per Share)of Canandaigua Wine Company, Inc.
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    Yes X   No
                                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of Canandaigua Wine Company, Inc., as of May 16, 1997, was $421,831,323.

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Wine Company, Inc., as of May 16, 1997, is set forth below (all of the Registrants, other than Canandaigua Wine Company, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Wine Company, Inc.):

                                                    NUMBER OF SHARES OUTSTANDING
       CLASS                                             AS OF MAY 16, 1997
       -----                                             ------------------

Class A Common Stock, Par Value $.01 Per Share               15,211,713
Class B Common Stock, Par Value $.01 Per Share                3,330,458


                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Canandaigua Wine Company, Inc. to be issued for the annual meeting of stockholders to be held July 22, 1997 is incorporated by reference in Part III.
================================================================================

                                     PART I

ITEM 1.     BUSINESS

     UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" REFERS TO CANANDAIGUA WINE COMPANY, INC. AND ITS SUBSIDIARIES, ALL REFERENCES TO "NET SALES" REFER TO GROSS REVENUES LESS EXCISE TAXES AND RETURNS AND ALLOWANCES TO CONFORM WITH THE COMPANY'S METHOD OF CLASSIFICATION, AND ALL REFERENCES TO THE COMPANY'S FISCAL YEAR SHALL REFER TO THE YEAR ENDED AUGUST 31 OF THE INDICATED YEAR, EXCEPT, HOWEVER, REFERENCES TO FISCAL 1997 SHALL REFER TO THE COMPANY'S FISCAL YEAR ENDED FEBRUARY 28, 1997. DURING JANUARY 1996, THE BOARD OF DIRECTORS OF THE COMPANY CHANGED THE COMPANY'S FISCAL YEAR END FROM AUGUST 31 TO THE LAST DAY OF FEBRUARY. ACCORDINGLY, THIS FORM 10-K INCLUDES AND PRESENTS INFORMATION FOR THE COMPANY'S TRANSITION PERIOD FROM SEPTEMBER 1, 1995, TO FEBRUARY 29, 1996 (THE "TRANSITION PERIOD") AS WELL AS INFORMATION FOR THE PERIOD FROM MARCH 1, 1995 TO FEBRUARY 29, 1996 ("PRO FORMA FISCAL 1996").

     MARKET SHARE AND INDUSTRY DATA DISCLOSED IN THIS REPORT HAVE BEEN OBTAINED FROM THE FOLLOWING INDUSTRY AND GOVERNMENT PUBLICATIONS: WINES & VINES; THE
GOMBERG-FREDRIKSON REPORT; JOBSON'S LIQUOR HANDBOOK; JOBSON'S WINE HANDBOOK; NIELSEN WINE SCAN; JOBSON'S BEER HANDBOOK; ADAMS MEDIA HANDBOOK ADVANCE; THE U.S. WINE MARKET: IMPACT DATABANK REVIEW AND FORECAST; THE U.S. BEER MARKET:
IMPACT DATABANK REVIEW AND FORECAST; BEER MARKETER'S INSIGHTS; BEER INDUSTRY UPDATE; U.S. DEPARTMENT OF THE TREASURY STATISTICAL RELEASES; AND THE MAXWELL CONSUMER REPORT. THE COMPANY HAS NOT INDEPENDENTLY VERIFIED THIS DATA. REFERENCES TO MARKET SHARE DATA ARE BASED ON UNIT VOLUME.

     The Company is a Delaware corporation organized in 1972 as the successor to a business founded in 1945 by Marvin Sands, Chairman of the Board of the Company.

     The Company is a leading producer and marketer of branded beverage alcohol products, with over 125 national and regional brands which are distributed by over 1,400 wholesalers throughout the United States and in selected international markets. The Company is the second largest supplier of wines, the third largest importer of beers and the fourth largest supplier of distilled spirits in the United States. The Company's beverage alcohol brands are marketed in five general categories: table wines, sparkling wines, dessert wines, imported beer and distilled spirits, and include the following principal brands:

o TABLE WINES: Inglenook, Almaden, Paul Masson, Taylor California Cellars, Cribari, Manischewitz, Taylor, Marcus James, Deer Valley and Dunnewood

o    SPARKLING WINES: Cook's, J. Roget, Great Western and Taylor

o    DESSERT WINES: Richards Wild Irish Rose, Cisco and Taylor

o    IMPORTED  BEER:  Corona,  St.  Pauli Girl,  Modelo  Especial,  Pacifico and
     Tsingtao

o DISTILLED SPIRITS: Fleischmann's, Barton, Mr. Boston, Canadian LTD, Ten High, Montezuma, Inver House and Monte Alban

     Based on available industry data, the Company believes that during calendar year 1996 it had a 20% share of the wine market, a 13% share of the imported beer market and an 8% share of the distilled spirits market in the United States. Within the wine market, the Company believes it had a 25% share of the non-varietal table wine market, an 11% share of the varietal table wine market, a 42% share of the dessert wine market and a 29% share of the sparkling wine market. Many of the Company's brands are leaders in their respective categories in the United States, including Corona, the second largest selling imported beer brand; Inglenook and Almaden, the fifth and sixth largest selling table wine brands; Richards Wild Irish Rose, the largest selling dessert wine brand; Cook's champagne, the second largest selling sparkling wine brand; Fleischmann's, the fourth largest blended whiskey and fourth largest domestically bottled gin; Montezuma, the second largest selling tequila brand; and Monte Alban, the largest selling mezcal brand.

     The Company has diversified its product portfolio through a series of strategic acquisitions that have resulted in an increase in the Company's net sales from $176.6 million in fiscal 1991 to $1,135.0 million for fiscal 1997. Through these acquisitions, the Company developed strong market positions in the growing beverage alcohol product categories of varietal table wine and imported beer. The Company ranks second and third in the varietal table wine and imported beer categories, respectively. During this period, the Company has strengthened its relationship with wholesalers, expanded its distribution and enhanced its production capabilities as well as acquired additional management, operational, marketing and research and development expertise.

     In October 1991, the Company acquired Cook's, Cribari, Dunnewood and other brands and related facilities and assets from Guild Wineries & Distilleries. In June 1993, the Company acquired Barton Incorporated ("Barton"), which enabled the Company to diversify into the imported beer and distilled spirits categories (the "Barton Acquisition"). With the Barton Acquisition, the Company acquired distribution rights with respect to the Corona, St. Pauli Girl, and other imported beer brands; the Barton, Ten High, Montezuma, and other distilled spirits brands; and related facilities and assets. In October 1993, the Company acquired the Paul Masson, Taylor California Cellars and other brands and related facilities and assets of Vintners International Company, Inc. ("Vintners") (the "Vintners Acquisition"). In August 1994, the Company acquired the Almaden, Inglenook and other brands, a grape juice concentrate business and related facilities and assets (the "Almaden/Inglenook Product Lines") from Heublein, Inc. ("Heublein") (the "Almaden/Inglenook Acquisition"). On September 1, 1995, the Company acquired the Mr. Boston, Canadian LTD, Skol, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; the rights to the Fleischmann's and Chi-Chi's distilled spirits brands under long-term license agreements; the U.S. rights to the Inver House, Schenley and El Toro distilled spirits brands; and related facilities and assets from United Distillers Glenmore, Inc. and certain of its North American affiliates (collectively, "UDG"); in addition, the transaction included multiyear agreements under which UDG will supply the Company with bulk whisky and the Company will supply UDG with services including continued packaging of various UDG brands not acquired by the Company (collectively, the "UDG Acquisition").

     The Company's business strategy is to manage its existing portfolio of brands and businesses in order to maximize profit and return on investment, and reposition its portfolio of brands to benefit from growth trends in the beverage alcohol industry. To achieve the foregoing, the Company intends to: (i) adjust the price/volume relationships of certain brands; (ii) develop new brands and introduce line extensions; (iii) expand geographic distribution; and (iv) acquire businesses that meet its strategic and financial objectives.

CURRENT OPERATING ENVIRONMENT

     The Company's growth through acquisitions over the past five years has substantially expanded its portfolio of brands and has enabled it to become a major participant in additional product categories of the beverage alcohol business. This expansion has positioned the Company to benefit from faster growing categories with over 40% of the Company's sales generated from the growth categories of imported beer and varietal wines. The Company's beer and spirits division, Barton, has continued to increase its operating profits. However, recent operating results in the Company's wine division have been negatively impacted by two factors: increases in grape prices and certain costs and operating inefficiencies relating to the consolidation of certain West Coast winery operations in connection with the acquisitions.

     While the consolidation of certain wine operations has produced significant overall synergies, some of the planned efficiencies have not materialized and unanticipated costs have occurred. The Company believes that the unanticipated production costs resulted from its rapid growth over the last three years, combined with the lack of integrated production control systems and the complexity of production at its newly consolidated Mission Bell Winery.

     Additionally, as the Company has increased its wine and grape juice concentrate business, it has become the second largest purchaser of grapes for wine and concentrate in California. The Company's profits are significantly influenced by grape price changes. Costs for grapes have escalated dramatically over the last two grape harvests (fall 1995 and fall 1996). Holding tonnage constant, the Company's overall cost of grapes increased 17.5% in the 1996 harvest.

     In order to address these matters, the Company is taking a number of specific steps to improve sales and margins, minimize unexpected costs related to inefficiencies and realize opportunities for efficiencies afforded by the Company's consolidation of its West Coast wine operations and its economies of scale as a major participant in the beverage alcohol industry. There can be no assurance, however, that the specific steps the Company is taking will address such inefficiencies and unexpected costs that the Company has incurred. Such steps include the following:

o The Company has completed a comprehensive reengineering effort in its wine division. The new structure resulting from the reengineering effort is intended to increase the efficiency of all of the Company's operating processes, create smaller, more manageable business units and create greater management accountability for its wine business. Organizational changes include the creation of Accountable Business Units organized by product categories which are accountable for production and marketing, and Customer Business Centers, organized by region, which are responsible for sales, customer service and product delivery. The Company intends, through the creation of remote distribution centers, to store inventory closer to its customers, thereby reducing delivery times. The Company believes these efforts will reduce the overall amount of inventory it and its customers carry, thus reducing capital employed and offering benefits to its customers that cannot currently be obtained from competitors. The Company will be implementing the distribution center concept on a measured basis to determine its efficacy.

o In connection with the reengineering effort, the Company is implementing a new accounting and management information system to upgrade the type and level of information the Company can generate, and to enable it to manage its business more precisely.

o The Company has created a number of special task forces specifically to address various issues related to inefficiencies at its West Coast wine operations, and has relocated, in some cases temporarily and in others permanently, personnel with particular expertise necessary to address these matters. All aspects of the Company's wine and grape juice concentrate production, material requirements planning functions, warehousing logistics and bottling operations at the Company's Mission Bell Winery in California, are being reviewed and changed as necessary to create greater efficiencies.

o The Company has instituted several broad price increases on its varietal and non-varietal table wines in response to increased grape costs from the 1995 and 1996 grape harvests. In general, it is both industry and Company practice to make selling price adjustments around the time the wine produced with the higher cost grapes is actually sold, which generally occurs in the calendar year following the grape harvest. Over the last eighteen months the industry and the Company have increased their selling prices. In the case of the Company, these selling price increases, on an annualized basis, have not completely offset the increased costs associated with the fall 1995 and fall 1996 harvests.

o The Company has recruited new management in several key positions in its Corporate organization, including a new Chief Financial Officer and a Chief Human Resources Officer. In the wine division, the Company has added a new President of its wine division with extensive experience in the U.S. beverage industry, and a number of senior managers in the wine division's operating, manufacturing, selling, and finance areas. It is expected that the filling of these positions has given, and will continue to give, the Company significantly increased management depth and experience.

INDUSTRY

     The beverage alcohol industry in the United States consists of the production, importation, marketing and distribution of beer, wine and distilled spirits products. Over the past five years there has been increasing consolidation at the supplier, wholesaler and, in certain markets, retailer tiers of the beverage alcohol industry. As a result, it has become advantageous for certain suppliers to expand their portfolio of brands through acquisitions and internal development in order to take advantage of economies of scale and to increase their importance to a more limited number of wholesalers and, in certain markets, retailers. During the 1990's, the overall per capita consumption of beverage alcohol products in the United States has declined slightly; however, consumption of table wine, and in particular varietal table wine, and imported beer, has increased during the period.

     The following table sets forth the industry unit volumes for shipments of beverage alcohol products in the Company's five principal beverage alcohol product categories in the United States for the five calendar years ended December 31, 1996:

         INDUSTRY DATA            1992      1993     1994      1995      1996
         -------------          -------   -------   -------   -------   -------
Domestic Table Wines (a)(b)     308,169   300,953   307,481   318,546   339,450
Domestic Dessert Wines (a)(c)    32,449    29,698    27,634    25,439    24,727
Domestic Sparkling Wines (a)     23,794    23,600    22,855    22,298    21,827
Imported Beer (d)               114,590   127,418   144,527   155,178   171,186
Distilled Spirits (e)           148,017   144,162   140,504   137,809   137,750

                         ------------------------------

(a)  Units are in thousands of gallons. Data exclude sales of wine coolers.
(b)  Includes other special natural (flavored) wines under 14% alcohol.
(c) Includes dessert wines, other special natural flavored wines over 14% alcohol and vermouth.
(d)  Units are in thousands of cases (2.25 gallons per case).
(e)  Units are in thousands of 9-liter cases (2.378 gallons per case).

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

     From 1992 to 1996, shipments of domestic table wines increased at an average compound annual rate of 2%. In 1996, domestic table wine shipments increased by 7% when compared to 1995, led by increased shipments of varietal table wines. The Company believes this improvement may be due in part to published reports, over recent years, from a number of sources, citing the health benefits of moderate wine consumption. Based on shipments of California table wines, which constituted approximately 95% of the total domestically produced table wine market in 1996, shipments of varietal wines have grown at an average compound annual rate of 10% since 1992. In contrast, shipments of non-varietal table wines have generally declined over the same period. The Company believes that the trends in table wine consumption reflect a general change in consumer preference from non-varietal to varietal table wines. Shipments of imported table wines have increased from 58.6 million gallons in 1992 to 80.6 million gallons in 1996. Imported table wines constituted 19% of the United States table wine market in 1996.

     DESSERT WINES. Wines containing more than 14% alcohol by volume are generally referred to as dessert wines. Dessert wines generally fall into the same price categories as table wines. In 1996, shipments of domestic dessert wines decreased 3% as compared to 1995. During the period from 1992 to 1996, shipments of domestic dessert wines declined at an average compound annual rate of 7%. Dessert wine consumption in the United States has been declining for many years, reflecting a general shift in consumer preferences.

     SPARKLING WINES. Sparkling wines include effervescent wines like champagne and spumante. Sparkling wines generally fall into the same price categories as table wines. Shipments of sparkling wines declined at an average compound annual rate of 2% from 1992 to 1996, with shipments of domestic sparkling wines also declining 2% in 1996 as compared to 1995. The Company believes that the decline in sparkling wine consumption reflects continuing concerns about drinking and driving, as a large part of sparkling wine consumption occurs outside the home at social gatherings and restaurants.

     IMPORTED BEER. Shipments of imported beers have increased at an average compound annual rate of 11% from 1992 to 1996. Shipments of Mexican beers in 1996 increased 28% over 1995 as compared to an increase of 10% for the entire imported beer category. Shipments of imported beers as a percentage of the United States beer market, increased to 7% in 1996 from 6% in 1995. Imported beers, along with microbrews and super-premium priced domestic beers, are generally priced above the leading domestic premium brands.

     DISTILLED SPIRITS. Although shipments of distilled spirits in the United States declined at an average compound annual rate of 2% from 1992 to 1996, certain types of distilled spirits, such as tequila, brandy and liqueurs, have increased. In 1996, shipments of distilled spirits remained flat as compared to 1995. The Company believes shipments of certain types of distilled spirits may have been negatively affected by high excise taxes, concerns about drinking and driving, and a shift in consumer preference toward lower alcohol or lighter tasting products like imported beer and varietal wines which have grown substantially during the period from 1992 to 1996.

PRODUCT CATEGORIES

     The Company produces, imports and markets beverage alcohol products in five principal product categories: table wines, dessert wines, sparkling wines, imported beer and distilled spirits. The following tables include net sales and unit volume of products and services from the Vintners, Almaden/Inglenook and UDG Acquisitions for all periods shown as if they had been owned by the Company for the entire period.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of gallons) for all of the table, dessert and sparkling wines, grape juice concentrate and other wine-related products and services sold by the Company and under brands and products acquired in the Vintners Acquisition and the Almaden/Inglenook Acquisition for fiscal 1994, fiscal 1995, Pro Forma Fiscal 1996 and fiscal 1997.

                                                     PRO FORMA
                           FISCAL 1994              FISCAL 1995              FISCAL 1996             FISCAL 1997
                      --------------------     --------------------     --------------------     -------------------
                        NET                      NET                      NET                      NET
                       SALES        VOLUME      SALES       VOLUME       SALES        VOLUME      SALES       VOLUME
                      --------     -------     --------     -------     --------     -------     --------     ------

TOTAL WINES AND
RELATED PRODUCTS      $608,859     103,343     $603,526     101,430     $595,665     102,431     $630,964     99,739

     TABLE WINES. The Company sells over 40 different brands of non-varietal table wines, substantially all of which are marketed in the popularly priced segment, which constituted approximately 42% of the domestic table wine market in the United States in the latest year for which data is available. The Company also sells over 15 different brands of varietal table wines in both the popularly priced and premium categories. The Company's principal table wine brands include Inglenook, Almaden, Paul Masson, Taylor California Cellars, Cribari, Manischewitz, Taylor, Marcus James, Deer Valley and Dunnewood.

     The table below sets forth the unit volumes (in thousands of gallons) for the domestic table wines sold by the Company and under domestic table wine brands acquired in the Vintners Acquisition and the Almaden/Inglenook Acquisition for the periods shown:

                        FISCAL          FISCAL         PRO FORMA         FISCAL
                         1994            1995         FISCAL 1996         1997
TABLE WINES             VOLUME          VOLUME          VOLUME           VOLUME
------------            ------          ------        -----------        ------
Non-varietal            52,610          47,774          45,888           43,897
Varietal                12,794          16,344          18,318           16,999
TOTAL (A)               65,404          64,118          64,206           60,896
-----------------------------
(a)      Excludes sales of wine coolers but includes sales of wine in bulk.

     Unit volume sales of non-varietal table wines have declined, while varietal table wines have generally increased. The Company believes that these trends in the consumption of table wines reflect a general change in consumer preference from non-varietal wines to varietal table wines.

     The Company also markets a selection of popularly priced imported table wines. The Company's unit volume sales of imported wine increased steadily from
1.9 million gallons in fiscal 1994 to 2.8 million gallons in fiscal 1997. This improvement is attributable primarily to increased sales of the Marcus James varietal wine brand.

     DESSERT WINES. With the exception of the premium dessert wine brands acquired in the Vintners Acquisition, the Company markets its dessert wines in the lower end of the popularly priced category. The popularly priced category represented approximately 93% of the dessert wine market in the latest year for which data is available. The Company's principal dessert wine brands include Richards Wild Irish Rose, Cisco and Taylor.

     The table below sets forth the unit volumes (in thousands of gallons) for the domestic dessert wines sold by the Company and under domestic dessert wine brands acquired in the Vintners Acquisition for the periods shown:

                       FISCAL        FISCAL          PRO FORMA        FISCAL
                        1994          1995          FISCAL 1996        1997
  DESSERT WINES        VOLUME        VOLUME           VOLUME          VOLUME
                       ------        ------         -----------       ------
                       12,037        10,962           10,780          10,313


     The Company's unit volumes of dessert wines have declined over the last three years. The decline can be attributed to a general decline in dessert wine consumption in the United States. The Company's unit volume sales of its dessert wine brands (including the brands acquired from Vintners) have decreased 14% from fiscal 1994 through fiscal 1997.

     SPARKLING WINES. The Company markets substantially all of its sparkling wines in the popularly priced segment, which constituted approximately 46% of the domestic sparkling wine market in the latest year for which data is available. The Company's principal sparkling wine brands include Cook's, J. Roget, Great Western and Taylor.

     The table below sets forth the unit volumes (in thousands of gallons) for the domestic sparkling wines sold by the Company and under domestic sparkling wine brands acquired in the Vintners Acquisition and the Almaden/Inglenook Acquisition for the periods shown:

                             FISCAL        FISCAL       PRO FORMA       FISCAL
                              1994          1995       FISCAL 1996       1997
     SPARKLING WINES         VOLUME        VOLUME         VOLUME        VOLUME
                             ------        ------      -----------      ------
                              7,353         6,500         6,650          6,317


     GRAPE JUICE CONCENTRATE. As a related part of its wine business, the Company produces grape juice concentrate. Grape juice concentrate is sold to the food and wine industries as a raw material for the production of juice-based products, no-sugar-added foods and beverages. Grape juice concentrate competes with other domestically produced and imported fruit-based concentrates. The Company believes that it is the leading grape juice concentrate producer in the United States. The table below sets forth the unit volumes (in thousands of gallons) for the grape juice concentrate sold by the Company and the grape juice concentrate business acquired in the Almaden/Inglenook Acquisition for the periods shown:

                         FISCAL       FISCAL        PRO FORMA        FISCAL
GRAPE JUICE               1994         1995        FISCAL 1996       1997
CONCENTRATE              VOLUME       VOLUME          VOLUME         VOLUME
                         ------       ------       -----------       ------
                         11,826        11,017           11,004       12,204

     OTHER WINE PRODUCTS AND RELATED SERVICES. The Company's other wine related products and services include: grape juice; St. Regis, a leading nonalcoholic line of wines in the United States; wine coolers sold primarily under the Sun Country brand name; cooking wine; and wine for the production of vinegar. The Company also provides various bottling and distillation production services for third parties.

     BEER. The Company is the third largest marketer of imported beers in the United States. The Company distributes four of the top 20 imported beers in the United States: Corona Extra and Corona Light, St. Pauli Girl, and Modelo Especial. The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the beer sold by the Company for the periods shown:

                FISCAL          FISCAL           PRO FORMA         FISCAL
  BEER           1994            1995             FISCAL 1996       1997
            --------------  ---------------   ---------------  ---------------
            NET             NET               NET                NET
            SALES   VOLUME  SALES    VOLUME   SALES   VOLUME   SALES    VOLUME
            ------- ------  -------  ------   ------- ------   -------  ------
           $173,883 14,100 $216,159  17,471  $239,785 19,344  $298,925  23,848

     The Company's other imported beer brands include Pacifico and Negra Modelo from Mexico, Tsingtao from China, Peroni from Italy and Double Diamond from the United Kingdom. The Company operates the Stevens Point Brewery, a regional brewer located in Wisconsin, which produces Point Special, among other brands.

     Net sales and unit volumes of the Company's beer brands have grown since fiscal 1994, primarily as a result of the increased sales of Corona and the Company's other Mexican beer brands. Net sales and unit volume increased 24.7% and 23.3%, respectively, in fiscal 1997 compared to Pro Forma Fiscal 1996.

     DISTILLED SPIRITS. The Company is the fourth largest supplier of distilled spirits in the United States. The Company produces, bottles, imports and markets a diversified line of quality distilled spirits, and also exports distilled spirits to more than 15 foreign countries. The Company's principal distilled spirits brands include Fleischmann's, Barton, Mr. Boston, Canadian LTD, Ten High, Montezuma, Inver House and Monte Alban. Substantially all of the Company's spirits unit volume consists of products marketed in the price value segment.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of 9-liter cases) for the distilled products case goods sold by the Company and under brands acquired in the Vintners Acquisition, the Almaden/Inglenook Acquisition, and for the brands and products acquired in the UDG Acquisition for the periods shown:

                                                  PRO FORMA
               FISCAL 1994      FISCAL 1995      FISCAL 1996       FISCAL 1997
            ---------------- ---------------- ---------------- ----------------

              NET              NET              NET              NET
SPIRITS      SALES    VOLUME  SALES    VOLUME  SALES    VOLUME  SALES    VOLUME
            --------  ------ --------  ------ --------  ------ --------  ------
Company
(exclusive  $ 88,549  5,678  $ 92,400   5,917 $ 94,671   6,031 $100,907   6,059
of UDG)
UDG          101,916  4,941    92,136   5,013   84,132   4,709   82,936   4,840
            -------- ------  --------  ------ --------  ------ --------  ------
TOTAL       $190,465 10,619  $184,536  10,930 $178,803  10,740 $183,843  10,899
            ======== ======  ========  ====== ========  ====== ========  ======

     For the year ended February 28, 1997, net sales and unit volume of distilled spirits brands sold by the Company and under brands acquired in the Vintners and Almaden/Inglenook Acquisitions increased 6.6% and 0.5%, respectively. Unit volume of vodka, tequila and brandy have increased while Scotch and bourbon have experienced decreases in unit volume.

     During the period from the beginning of fiscal 1994 to the end of Pro Forma Fiscal 1996, the unit volume of brands acquired in the UDG Acquisition declined in excess of industry rates. The Company believes that these declines resulted from noncompetitive retail pricing and promotional activities. The Company implemented pricing and promotional activities during fiscal 1997 which eliminated the rate of decline and resulted in a volume increase of 3%.

     In addition to the branded products described above, the Company also sells distilled spirits in bulk and provides contract production and bottling services.

MARKETING AND DISTRIBUTION

     The Company's products are distributed and sold throughout the United States through over 1,400 wholesalers, as well as through state alcoholic beverage control agencies. The Company employs a full-time, in-house marketing and sales organization of approximately 300 people to develop and service its sales to wholesalers and state agencies. The Company's sales force is organized in separate sales divisions: a beer division, a spirits division and a wine division. The Company believes that the organization of its sales force into separate divisions positions it to maintain a high degree of focus on each of its principal product categories.

     The Company's marketing strategy places primary emphasis upon promotional programs directed at its broad national distribution network (and to the retailers served by that network). The Company has extensive marketing programs for its brands including promotional programs on both a national basis and regional basis in accordance with the strength of the brands, point-of-sale materials, consumer media advertising, event sponsorship, market research, trade advertising and public relations.

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     The Company's wine and distilled spirits products are sold under a number of trademarks. Most of these trademarks are owned by the Company.

     The Company also produces and sells wines and distilled spirits products under exclusive license or distribution agreements. Significant agreements include: a long-term license agreement with Nabisco Brands Company for a term which expires in 2008 and which automatically renews for successive additional 20 year terms unless cancelled by the Company for the Fleischmann's spirits brands; a long-term license agreement with Hiram Walker & Sons, Inc. for a term which expires in 2116 for the Ten High, Crystal Palace, Northern Light and Imperial Spirits brands; and a long-term license agreement with the B. Manischewitz Company for a term which expires in 2042 for the Manischewitz brand of kosher wines.

     The Company also has other less significant license and distribution agreements related to the sale of wine and distilled spirits with terms of various durations.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beers from the same country. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. The Company's agreement for the importation of St. Pauli Girl expires in 1998 and, subject to compliance with certain performance criteria, may be extended by the Company until 2003. The Company's agreement for the exclusive importation of Tsingtao throughout the entire United States expires in December 1999 and, subject to compliance with certain performance criteria and other terms under the agreement, will be automatically renewed until December 2002. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that its beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

COMPETITION

     The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution. The
Company's beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores and marketing focus by the Company's wholesalers. The Company competes with numerous multinational producers and distributors of beverage alcohol products, many of which have significantly greater resources than the Company. The Company's principal competitors include E & J Gallo Winery and The Wine Group in the wine category, Heineken USA, Molson Breweries USA, Labatt's USA and Guinness Import Company in the imported beer category, and Jim Beam Brands in the distilled spirits category.

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

     The bourbon whiskeys, domestic blended whiskeys and light whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky, though it may from time to time supplement its inventories through purchases from other distillers. At its Albany, Georgia, facility, the Company produces all of the neutral grain spirits and whiskeys used by it in the production of vodka, gin and blended whiskey sold by it to customers in the state of Georgia. The Company's requirements of Canadian and Scotch whiskies, and tequila, mezcal, and the neutral grain spirits used by it in the production of gin and vodka for sale outside of Georgia, and other spirits products, are purchased from various suppliers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal components in the production of the Company's branded beverage alcohol products are: packaging materials, primarily glass; grapes; and other agricultural products, such as grain.

     The Company utilizes glass and PET bottles and other materials, such as caps, corks, capsules, labels and cardboard cartons, in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company's cost of product sold. The glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company's glass bottle suppliers to satisfy the Company's requirements could adversely affect the Company's operations.

     Most of the Company's annual grape requirements are satisfied by purchases from each year's harvest, which normally begins in August and runs through October. Costs for grapes have escalated dramatically over the last two grape harvests (fall 1995 and fall 1996). The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event demand for certain wine products exceeds expectations, the Company could experience shortages.

     The Company purchases grapes from over 700 independent growers principally in the San Joaquin Valley and Monterey regions of California and in New York State. The Company enters into written purchase agreements with a majority of these growers on a year-to-year basis. However, in connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company acquired certain long-term grape purchase contracts. In addition, the Company's negligible purchases of grapes from the Napa Valley and related regions minimize its exposure to phylloxera and other agricultural risks. However, phylloxera in these regions has caused certain wineries to increase their purchases of grapes from the San Joaquin and Monterey regions. The Company currently owns or leases under various arrangements approximately 4,500 acres of vineyards, either fully bearing or under development, in California and New York. This acreage supplies only a small percentage of the Company's total needs. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

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

EMPLOYEES

     The Company had approximately 2,500 full-time employees at the end of fiscal 1997 and Pro Forma Fiscal 1996. As of February 28, 1997, approximately 1,100 employees were covered by collective bargaining agreements. Additional workers may be employed by the Company during the grape crushing season. The Company considers its employee relations generally to be good.

ITEM 2.     PROPERTIES

     The Company currently operates 12 wineries, two distilling and bottling plants, three bottling plants and a brewery, most of which include warehousing and distribution facilities on the premises. The Company considers its principal facilities to be the Mission Bell winery in Madera, California; the Canandaigua, New York winery; the Monterey Cellars winery in Gonzales, California; the distilling and bottling facility located in Bardstown, Kentucky; and the bottling facility located in Owensboro, Kentucky. All of these facilities are owned by the Company other than a winery in Escalon, California, a winery in Batavia, New York and a bottling plant in Carson, California, each of which is leased.

     In New York, the Company operates three wineries located in Canandaigua, Naples and Batavia. The Company currently operates nine winery facilities in California. The Mission Bell winery is a crushing, wine production, bottling and distribution facility and a grape juice concentrate production facility. The Monterey Cellars winery is a crushing, wine production and bottling facility. The other wineries operated in California are located in Escalon, Lodi, McFarland, Madera, Fresno, and Ukiah. The Company expects to sell its winery in Lodi, California. The Escalon facility is operated under a long-term lease with an option to buy. The Company currently owns or leases under various arrangements approximately 4,500 acres of vineyards, either fully bearing or under development, in California and New York.

     The Company operates five facilities that produce, bottle and store distilled spirits. It owns distilling, bottling and storage facilities in Bardstown, Kentucky, and Albany, Georgia, and operates bottling plants in Atlanta, Georgia, Owensboro, Kentucky, and Carson, California. The Carson plant is operated under a management contract and a sublease, each of which is scheduled to expire on December 31, 1998. The parties are currently negotiating an extension of this arrangement. The Carson plant receives distilled spirits in bulk from Bardstown and outside vendors, which it bottles and distributes. The Company also performs contract bottling at the Carson plant. The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company's account and on a contractual basis for other participants in the industry. The Owensboro facility bottles and warehouses distilled spirits products for the Company's account and performs contract bottling. The Company's Atlanta, Georgia facility bottles, and its Albany, Georgia facility distills and bottles, vodka, gin and blended whiskeys.

     The Company owns a brewery in Stevens Point, Wisconsin, where it produces and bottles Point beer and brews and packages on a contract basis for a variety of brewing and other food and beverage industry members. In addition, the Company owns and maintains its corporate headquarters in Canandaigua, New York, where it also leases additional office space, and leases office space in Chicago, Illinois, for its Barton headquarters.

     The Company believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

     Most of the Company's real property has been pledged under the terms of collateral security mortgages as security for the payment of outstanding loans under the Company's bank

Credit Agreement (as defined below in Item 7 of this Report on Form 10-K under "Financial Liquidity and Capital Resources").


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

     With respect to the following described litigation, on November 8, 1996, the District Court entered summary judgment in favor of the Company and the other defendants. The Court's judgment resolves all claims against all of the defendants in this litigation. The time period in which plaintiffs could have filed a notice of appeal to the United States Court of Appeals for the Second Circuit expired on December 12, 1996, without any such notice being filed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information with respect to the current executive officers of the Company:

NAME                 AGE       OFFICE HELD
----                 ---       -----------
Marvin Sands          73       Chairman of the Board
Richard Sands         46       President and Chief Executive Officer
Robert Sands          38       Executive Vice President, General Counsel
                               and Secretary
Ellis M. Goodman      60       Chief Executive Officer of Barton Incorporated
Daniel C. Barnett     47       Senior Vice President and President of
                               Wine Division
Bertram E. Silk       65       Senior Vice President
Thomas S. Summer      43       Senior Vice President and Chief Financial Officer

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

     Ellis M. Goodman is the Chief Executive Officer of Barton and serves in that capacity under the terms of an employment agreement with Barton. By virtue of his position and responsibilities with Barton, Mr. Goodman is deemed an executive officer of the Company. From July 1993 to January 1996, Mr. Goodman served as a director of the Company. Also, from July 1993 to October 1993, he served as a Vice President of the Company and from October 1993 to January 1996, Mr. Goodman served as an Executive Vice President of the Company. Mr. Goodman has been Chief Executive Officer of Barton since 1987 and Chief Executive Officer of Barton Brands, Ltd. (predecessor to Barton) since 1982.

     Daniel C. Barnett joined the Company during November 1995 as a Senior Vice President and President of the Company's wine division. From July 1994 to October 1995, Mr. Barnett served as President and Chief Executive Officer of Koala Springs International, a juice beverage company. Prior to that, from April 1991 to June 1994, Mr.
Barnett was Vice President and General Manager of Nestle USA's beverage businesses. From October 1988 to April 1991, he was President of Weyerhauser's baby diaper division.

     Bertram E. Silk has been a director and Vice President of the Company since 1973 and was elected Senior Vice President in October 1993. He has been employed by the Company since 1965. Currently, Mr. Silk is responsible for industry relations with respect to labor unions in California, as well as for various trade association and international alcohol beverage industry matters. Immediately prior to his current position, he was in charge of the Company's grape grower relations in California. Before moving from Canandaigua, New York to California in 1989, Mr. Silk was in charge of production for the Company. From 1989 to August 1994, Mr. Silk was in charge of the Company's grape juice concentrate business in California.

     Thomas S. Summer joined the Company during April l997 as Senior Vice President and Chief Financial Officer. From November 1991 to April 1997, Mr. Summer served as Vice President, Treasurer of Cardinal Health, Inc., a large national heath care services company, where he was responsible for directing financing strategies and treasury matters. Prior to that, from November 1987 to November 1991, Mr. Summer held several positions in corporate finance and international treasury with PepsiCo, Inc.

     Executive officers of the Company hold office until the next Annual Meeting of the Board of Directors and until their successors are chosen and qualify.

                                     PART II


ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") trade on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbols "WINEA" and "WINEB," respectively. The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock as reported on the Nasdaq National Market.

                                           CLASS A STOCK
                      --------------------------------------------------------
                      1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                      -----------    -----------    -----------    -----------

Fiscal 1995
  High                  $34 1/4       $40 1/2         $44 3/4        $48
  Low                   $29 3/4       $33 1/4         $33 1/2        $40 1/2
Transition Period
  High                  $53           $39
  Low                   $30 3/4       $29 3/4
Fiscal 1997
  High                  $39 1/2       $32 1/4         $27 1/2        $31 3/4
  Low                   $27           $22 7/8         $15 3/4        $25 1/2

                                           CLASS B STOCK
                      --------------------------------------------------------
                      1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                      -----------    -----------    -----------    -----------
Fiscal 1995
  High                  $34 1/2       $40             $45 1/2        $47 3/4
  Low                   $30 1/2       $33             $35 1/4        $43
Transition Period
  High                  $52 1/4       $38 3/4
  Low                   $32 1/2       $32 1/4
Fiscal 1997
  High                  $39 1/2       $32 1/2         $29 3/4        $34
  Low                   $27 3/4       $25 3/8         $19            $28 3/4


     At May 5, 1997, the number of holders of record of Class A Stock and Class B Stock of the Company were 1,292 and 351, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current bank credit agreement prohibits and the Company's indenture for its $130 million 8 3/4% Senior Subordinated Notes due 2003 and its indenture for its $65 million 8 3/4% Series C Senior Subordinated Notes due 2003 restrict the payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                        FOR THE SIX
                                                                                           MONTHS
                                          FOR THE YEARS ENDED AUGUST 31,                   ENDED            FOR THE YEARS ENDED
                              ------------------------------------------------------    ------------    ----------------------------
                                                                                        February 29,    February 29,    February 28,
                                 1992          1993          1994           1995            1996          1996 (a)          1997
                              ----------    ----------    ----------    ------------    ------------    ------------    ------------
(IN THOUSANDS, EXCEPT
  PER SHARE DATA)
Sales:
  Gross, including excise
    taxes                     $ 305,118     $ 389,417     $ 861,059     $ 1,185,074     $   738,415     $ 1,331,184     $ 1,534,452
  Less-excise taxes             (59,875)      (83,109)     (231,475)       (278,530)       (203,391)       (344,101)       (399,439)
                              ---------     ---------     ---------     -----------     -----------     -----------     -----------
    Net sales                   245,243       306,308       629,584         906,544         535,024         987,083       1,135,013
Cost of product sold           (174,686)     (214,931)     (447,211)       (653,811)       (396,208)       (722,325)       (844,181)
                              ---------     ---------     ---------     -----------     -----------     -----------     -----------
    Gross profit                 70,557        91,377       182,373         252,733         138,816         264,758         290,832
Selling, general and
  administrative expenses       (46,491)      (59,983)     (121,388)       (159,196)       (112,411)       (191,683)       (208,991)
Nonrecurring restructuring
  expenses                         --            --         (24,005)         (2,238)         (2,404)         (3,957)           --
                              ---------     ---------     ---------     -----------     -----------     -----------     -----------
    Operating income             24,066        31,394        36,980          91,299          24,001          69,118          81,841
Interest expense, net            (6,182)       (6,126)      (18,056)        (24,601)        (17,298)        (28,758)        (34,050)
                              ---------     ---------     ---------     -----------     -----------     -----------     -----------
    Income before provision
      for Federal and state
      income taxes               17,884        25,268        18,924          66,698           6,703          40,360          47,791
Provision for Federal and
  state income taxes             (6,528)       (9,664)       (7,191)        (25,678)         (3,381)        (16,339)        (20,116)
                              ---------     ---------     ---------     -----------     -----------     -----------     -----------
Net income                    $  11,356     $  15,604     $  11,733     $    41,020     $     3,322     $    24,021     $    27,675
                              =========     =========     =========     ===========     ===========     ===========     ===========
Net income per common and
  common equivalent share:
    Primary                   $    1.08     $    1.30     $     .74     $      2.14     $       .17     $      1.20     $      1.41
                              =========     =========     =========     ===========     ===========     ===========     ===========
    Fully diluted             $    1.01     $    1.20     $     .74     $      2.13     $       .17     $      1.20     $      1.40
                              =========     =========     =========     ===========     ===========     ===========     ===========

Total assets                  $ 217,835     $ 355,182     $ 826,562     $   785,921     $ 1,054,580     $ 1,054,580     $ 1,020,901
                              =========     =========     =========     ===========     ===========     ===========     ===========
Long-term debt                $  61,909     $ 108,303     $ 289,122     $   198,859     $   327,616     $   327,616     $   338,884
                              =========     =========     =========     ===========     ===========     ===========     ===========

For the fiscal year ended February 28, 1997, the twelve months ended February 29, 1996, the six months ended February 29, 1996, and the fiscal years ended August 31, 1995 and 1994, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report and Notes to Consolidated Financial Statements as of February 28, 1997, under Item 8 of this report.

(a) The twelve month period ended February 29, 1996, consisted of the last six months of the Company's 1995 fiscal year ended August 31, 1995, and the six month fiscal period ended February 29, 1996, as a result of a change in the Company's fiscal year end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                                           PRO FORMA
                             FISCAL YEAR                                TWELVE MONTHS   FISCAL YEAR
                            ENDED AUGUST        SIX MONTHS ENDED            ENDED          ENDED
                                 31,        FEBRUARY 28,  FEBRUARY 29,    FEBRUARY 29,  FEBRUARY 28,
                            1994    1995       1995*         1996            1996*         1997
                           ------  ------   ------------  ------------  --------------  ------------

Net sales                  100.0%   100.0%     100.0%        100.0%          100.0%        100.0%
Cost of product sold        72.1     74.1       73.2          74.4            71.0          72.1
 Gross profit               29.0     27.9       27.9          25.9            26.8          25.6
Selling, general and
administrative expenses     19.3     17.6       17.6          21.0            19.4          18.4
Nonrecurring restructuring
expenses                     3.8      0.2        0.1           0.4             0.4           0.0
 Operating income            5.9     10.1       10.2           4.5             7.0           7.2
Interest expense, net        2.9      2.7        2.9           3.2             2.9           3.0
 Income before provision
 for income taxes            3.0      7.4        7.3           1.3             4.1           4.2
Provision for Federal and
state income taxes           1.1      2.9        2.8           0.7             1.7           1.8
 Net income                  1.9%     4.5%       4.5%          0.6%            2.4%          2.4%
*Unaudited

TWELVE MONTHS ENDED FEBRUARY 28, 1997, COMPARED TO TWELVE MONTHS ENDED FEBRUARY 29, 1996

     NET SALES

     Net sales for fiscal 1997 increased to $1,135.0 million from $987.1 million for Pro Forma Fiscal 1996, an increase of $147.9 million, or approximately 15.0%. This increase resulted primarily from (i) $59.1 million of additional imported beer sales, primarily Mexican beers; (ii) the inclusion of $49.0 million of net sales of products and services from the UDG Acquisition during the period from March 1, 1996, through August 31, 1996; (iii) $22.7 million of higher sales of grape juice concentrate; (iv) $19.4 million of increased net sales of the Company's varietal table wine products resulting from selling price increases implemented between October 1995 and May 1996, as well as additional unit volume; and (v) $5.8 million of additional sales of spirits brands; partially offset by $5.2 million of decreased sales of the Company's non-varietal table wine brands and a decrease of $2.9 million in sales of other products and services.

     For purposes of computing the net sales and unit volume comparative data for the table below and for the remainder of the discussion of net sales, sales of spirits acquired in the UDG Acquisition have been included for the period from March 1, 1995 through August 31, 1995, which was prior to the UDG Acquisition.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine products, beer and spirits brands sold by the Company for fiscal 1997 and Pro Forma Fiscal 1996:


                  FISCAL 1997 COMPARED TO PRO FORMA FISCAL 1996

                                   NET SALES                 UNIT VOLUME
                          --------------------------    ----------------------
                                               %INC/                     %INC/
                            1997      1996     (DEC)     1997    1996    (DEC)
                          --------  --------   -----    ------  ------   -----
Branded Beverage
 Alcohol Products (1)     $994,500  $919,206    8.2%    60,631  56,823    6.7%
Branded Wine Products      512,510   499,962    2.5     27,393  28,232   (3.0)
 Non-varietal table wines  216,284   221,522   (2.4)    13,518  14,203   (4.8)
 Varietal table wines      162,174   142,812   13.6      6,858   6,666    2.9
 Dessert wines              67,132    67,625   (0.7)     4,175   4,371   (4.5)
 Sparkling wines            66,920    68,003   (1.6)     2,843   2,992   (5.0)
Beer                       298,925   239,786   24.7     23,848  19,344   23.3
Spirits (2)                183,843   178,803    2.8      9,390   9,223    1.8

-------------------------

(1) The sum of the net sales and unit volume amounts from the categories may not equal total Branded Beverage Alcohol Products because miscellaneous items affecting net sales and unit volume may be included in total Branded Beverage Alcohol Products but not reflected in the category information.

(2) For comparison purposes only, net sales of $41,514 and unit volume of 2,001 cases of distilled spirits brands acquired in the September 1, 1995, UDG Acquisition have been included in the table for the twelve months ended February 29, 1996. These amounts represent net sales and unit volume of those brands for the period March 1, 1995, through August 31, 1995, which was prior to the UDG Acquisition.

     Net sales and unit volume of the Company's branded beverage alcohol products for fiscal 1997 increased 8.2% and 6.7%, respectively, as compared to Pro Forma Fiscal 1996. The net sales increase resulted from higher imported beer sales, price increases on most of the Company's branded wine products, particularly varietal table wine brands, and increased sales of the Company's spirits brands. Unit volume increases were led by substantial growth in the Company's imported beer brands and increases in its varietal table wine and spirits brands, partially offset by declines in unit volume of non-varietal table wines, dessert wines and sparkling wines.

     Net sales and unit volume of the Company's non-varietal table wine products declined by 2.4% and 4.8% respectively, for fiscal 1997 as compared to Pro Forma Fiscal 1996. The

Company believes that the decline in unit volume reflects the impact of the Company's selling price increases, reduced promotion, and other competitive pressures.

     Net sales and unit volume of the Company's varietal table wine brands increased by 13.6% and 2.9%, respectively. Net sales increased at a greater rate than unit volume due to selling price increases instituted between October 1995 and May 1996. Net sales of the Company's varietal table wine products such as chardonnay, cabernet sauvignon and merlot, which represent more than half of the Company's varietal table wine volume, increased substantially in fiscal 1997, while net sales of white zinfandel products declined slightly in fiscal 1997. The Company believes that unit volume growth of its varietal table wine brands has slowed during fiscal 1997 due to price increases. During this period the entire industry experienced a slowdown of its varietal wine volume growth due to price increases related to higher costs from the last two grape harvests.

     Net sales and unit volume of the Company's dessert wine brands declined by 0.7% and 4.5%, respectively, during fiscal 1997. The Company believes that, although the impact of the decline in unit volume was mitigated by selling price increases, these results reflect the continuing trend of consumer preferences away from the dessert wine category.

     Net sales and unit volume of the Company's sparkling wines decreased by 1.6% and 5.0%, respectively, during fiscal 1997 as compared to Pro Forma Fiscal 1996. The Company believes that the decline in unit volume is consistent with industry trends.

     Net sales and unit volume of the Company's beer brands increased 24.7% and 23.3%, respectively, during fiscal 1997. These increases were largely due to the Company's Mexican beer brands, which represented over 70% of total beer sales. The Company believes that the growth in its Mexican beers is related to the growth of the Hispanic population in the Company's distribution areas, the continued popularity of imported beers in general and the narrowing retail price gap between imported beers and domestic beers.

     Net sales and unit volume of the Company's distilled spirits brands increased by 2.8% and 1.8%, respectively, in fiscal 1997 as compared to Pro Forma Fiscal 1996. Excluding the impact of the UDG Acquisition, spirits net sales and unit volume increased by 6.4% and 1.3%, respectively, reflecting strong brandy sales, increased sales of tequila and liqueurs and the introduction of a number of new products. Net sales of the brands acquired in the UDG Acquisition decreased by 1.2% and unit volume increased by 2.5% in fiscal 1997. Net sales declines reflect the impact of downward selling price adjustments to bring these brands more in line with the pricing strategy of the rest of the Company's spirits portfolio.

     GROSS PROFIT

     The Company's gross profit increased to $290.8 million in fiscal 1997 from $264.8 million in Pro Forma Fiscal 1996, an increase of $26.1 million, or 9.8%. This change in gross profit resulted primarily from (i) approximately $20.5 million of gross profit from sales generated during the period from March 1, 1996, through August 31, 1996, from the business acquired from UDG; (ii) approximately $19.0 million of additional gross profit from increased beer sales; and (iii) approximately $13.4 million of lower gross profit primarily due to increased cost of product sold, particularly higher grape costs in the fall 1996 harvest and additional costs resulting from inefficiencies in the production of wine and grape juice concentrate, at the Company's Mission Bell Winery in California, partially offset by additional net sales resulting primarily from selling price increases of the Company's branded wine and grape juice concentrate products and a reduction of certain long-term grape contracts to reflect current market prices and the renegotiation of certain unfavorable contracts. The Company's increased production costs stemmed from low bulk wine conversion rates and bottling inefficiencies. The Company also experienced high imported concentrate and bulk freight costs. The Company has instituted a series of steps to address these matters, including a reengineering effort to redesign its work processes, organizational structure and information systems.

     Gross profit as a percentage of net sales was 25.6% for fiscal 1997 as compared to 26.8% in Pro Forma Fiscal 1996. The decline in the gross profit margin was largely due to higher costs, particularly grape costs, of wine and grape juice concentrate products, partially offset by increased selling prices on most of the Company's branded wines and grape juice concentrate products. The Company has experienced significant increases in its cost of grapes in both the 1995 and 1996 harvests. The Company believes that these increases in grape costs were due to an imbalance in supply and demand in the varieties which the Company purchases.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, the Company's fiscal 1997 results reflect a reduction in gross profit of approximately $31.4 million due to the Company's LIFO accounting method. For comparison purposes, results for the Company's Pro Forma Fiscal 1996 reflected a reduction in gross profit of approximately $3.9 million due to LIFO.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for fiscal 1997 were $209.0 million, an increase of $17.3 million as compared to Pro Forma Fiscal 1996. Of this amount, $13.5 million was due primarily to increased personnel and related expenses stemming from the Company's reengineering efforts, including the continued strengthening of the Company's management, and other expenses consistent with the Company's growth; and $11.3 million related to the UDG Acquisition. These items were offset primarily by one-time costs incurred in advertising and promotion expenses in Pro Forma Fiscal 1996 due to the change in the Company's fiscal year-end.

     NONRECURRING RESTRUCTURING EXPENSES

     Pro Forma Fiscal 1996 included $4.0 million of nonrecurring restructuring expenses.

     INTEREST EXPENSE, NET

     Net interest expense totaled $34.1 million in fiscal 1997, an increase of $5.3 million as compared to Pro Forma Fiscal 1996, primarily due to additional interest expense from the UDG Acquisition financing.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for fiscal 1997 was 42.1% as compared to 40.5% for Pro Forma Fiscal 1996 due to a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the foregoing, net income for fiscal 1997 was $27.7 million, an increase of $3.7 million as compared to Pro Forma Fiscal 1996.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1997 was $113.7 million, an increase of $22.6 million over EBITDA of $91.1 million in Pro Forma Fiscal 1996. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity. For comparison purposes to companies using the FIFO method of accounting only, EBITDA on a FIFO basis was $145.1 million in fiscal 1997, an increase of $50.1 million over EBITDA on a FIFO basis of $95.0 million in Pro Forma Fiscal 1996.


SIX MONTH TRANSITION PERIOD ENDED FEBRUARY 29, 1996, COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1995

     NET SALES

     Net sales for the Transition Period increased to $535.0 million from $454.5 million for the six months ended February 28, 1995 (the "February 1995 Six Months"), an increase of $80.5 million, or 17.7%. In addition to the sales of products and services from the UDG Acquisition, the Company had additional net sales of $23.6 million from its imported beer brands and $14.1 million from its varietal wine products, partially offset by lower sales of bulk wine, non-varietal wine, contract bottling services, grape juice concentrate and dessert wine.

     For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the UDG Acquisition have been included in the Company's results for the entire Transition Period and the entire February 1995 Six Months, which was prior to the UDG Acquisition.

     The following table sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine product, beer and spirits brands sold by the Company for the Transition Period and the February 1995 Six Months:

          TRANSITION PERIOD COMPARED TO FEBRUARY 1995 SIX MONTHS
                                      NET SALES                                  UNIT VOLUME
                       ---------------------------------------    ---------------------------------------
                       TRANSITION   FEBRUARY 1995   %INCREASE     TRANSITION   FEBRUARY 1995   %INCREASE
                         PERIOD      SIX MONTHS     (DECREASE)      PERIOD      SIX MONTHS     (DECREASE)
                       ----------   -------------   ----------    ----------   -------------   ----------
Branded Beverage
 Alcohol Products (1)  $474,450      $443,204          7.1%         28,748        26,786          7.3%
Branded Wine Products   268,782       255,881          5.0          14,783        14,537          1.7
 Non-varietal wines     116,128       117,805         (1.4)          7,325         7,699         (4.9)
 Varietal wines          78,182        64,049         22.1           3,637         2,971         22.4
 Dessert wines           32,640        33,435         (2.4)          2,033         2,137         (4.9)
 Sparkling wines         41,831        40,592          3.1           1,788         1,731          3.3
Beer                    115,757        92,131         25.6           9,316         7,444         25.1
Spirits (2)              91,219        96,547         (5.5)          4,648         4,793         (3.0)
-----------------

(1) The sum of the net sales and unit volume amounts from the individual categories do not equal total Branded Beverage Alcohol Products because miscellaneous items reducing net sales and adding to unit volume are included in total Branded Beverage Alcohol Products but are not reflected in the category information.

(2) For comparison purposes only, net sales of $50,622 and unit volume of 2,340 of distilled spirits have been included in the table for the six months ended February 28, 1995, which was prior to the UDG Acquisition.

     Net sales and unit volume of the Company's branded beverage alcohol products for the Transition Period increased 7.1% and 7.3%, respectively, as compared to the February 1995 Six Months. These increases were principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

     Net sales of the Company's branded wine products increased by $12.9 million, or 5.0%, for the Transition Period as compared to the February 1995 Six Months. Unit volume of the Company's branded wine products increased by approximately 246,000 cases, or 1.7%. Of the $12.9 million increase in net sales, (i) $8.6 million was due to higher average selling prices per case due to a combination of price increases implemented by the Company between October 1995 and January 1996 and a change in the product mix in favor of higher-priced categories; and (ii) $4.3 million was due to increased shipments of the Company's varietal table wines and sparkling wines, partially offset by lower shipments of non-varietal table wines and dessert wines. The Company believes that the increase in unit volume was partially due to the fulfillment of a backlog of orders at the end of fiscal 1995 caused by production and shipping delays associated with the consolidation of certain of its California wineries (the "Restructuring Plan"). The backlog of unfilled orders from August 1995 was substantially eliminated in the first three months of the Transition Period.

     Net sales and unit volume of the Company's non-varietal table wine brands for the Transition Period decreased by 1.4% and 4.9%, respectively, as compared to the February 1995 Six Months. The decline in net sales was less than the decline in unit volume as a result of the selling price increases implemented by the Company. The Company believes that the volume decline is consistent with a general change in consumer preferences from non-varietal table wines to varietal table wines and may also reflect the impact of the Company's price increases.

     Net sales and unit volume of the Company's varietal table wine brands for the Transition Period increased 22.1% and 22.4%, respectively, as compared to the February 1995 Six Months. With the price increases implemented in the Transition Period, the phasing out of introductory pricing on varietal wine line extensions, and changes in mix, the average price per case of varietal wine has virtually returned to the level the Company experienced in the February 1995 Six Months.

     Net sales and unit volume of the Company's sparkling wine brands increased by 3.1% and 3.3%, respectively, in the Transition Period as compared to the February 1995 Six Months. While these results were better than the industry growth rate in the category during this period, they reflect comparisons to lower sales for the Company in the February 1995 Six Months relative to the industry.

     Net sales and unit volume of the Company's dessert wine brands decreased by 2.4% and 4.9%, respectively, in the Transition Period as compared to the February 1995 Six Months, reflecting the continuing decline in the consumption of beverage dessert wines, partially offset by increases in the sale of traditional dessert wines such as ports and sherries.

     Net sales and unit volume of the Company's beer brands for the Transition Period increased by 25.6% and 25.1%, respectively, as compared to the February 1995 Six Months. These increases were principally driven by growth in the Company's Mexican beer brands, which represented over 70% of total beer sales.

     Net sales and unit volume of the Company's distilled spirits brands declined by 5.5% and 3.0%, respectively, in the Transition Period as compared to the February 1995 Six Months. Excluding the impact of the UDG Acquisition, net sales and unit volume of the Company's distilled spirits brands grew by 6.2% and 5.0%, respectively, in the Transition Period, led by higher brandy, tequila, liqueur and rum sales, partially offset by lower whiskey, gin and vodka sales. Unit sales of the brands acquired in the UDG Acquisition were 11.5% lower than in the February 1995 Six Months, accounting for lower overall spirits sales. During the period from 1993 to 1995, the brands acquired in the UDG Acquisition declined in excess of industry rates. The Company believes that these declines resulted from noncompetitive retail pricing and promotional activities.

     GROSS PROFIT

     Gross profit for the Transition Period was $138.8 million, an increase of $12.0 million as compared to gross profit of $126.8 million for the February 1995 Six Months. This increase in gross profit resulted from $18.5 million of additional gross profit from sales generated from the business acquired from UDG and $1.0 million from ongoing operations, which was offset in part by $7.5 million of (i) overtime, freight and other expenses and restructuring charges related to production and shipping delays associated with the relocation of West Coast bottling operations to the Company's Mission Bell winery, employee bonuses and certain nonrecurring expenses; and (ii) as a result of the change in the Company's fiscal year end, increased cost of product sold due to the different amount and composition of inventory levels at the end of February versus the end of August, the Company's former fiscal year end. The $1.0 million increase in gross profit from ongoing operations resulted from a $7.3 million increase in gross profit, primarily due to increased sales and gross margins from the Company's imported beer business, partially offset by $6.3 million of lower gross profits in the Company's wine and grape juice concentrate businesses, which was due primarily to higher grape costs which were only partially recovered by selling price increases in the Transition Period.

     Gross profit as a percentage of net sales declined from 27.9% to 25.9% in the Transition Period. This decline was due primarily to the impact of higher grape and other costs in the Transition Period, partially offset by the higher gross profit sales of brands acquired from UDGand improved gross profit as a percentage of net sales in the Company's imported beer business. The gross profit percentage was positively impacted by the UDG Acquisition, as gross profit as a percentage of net sales on the business acquired from UDG was 34.7%.

     SELLING, GENERAL AND ADMINISTRTIVE EXPENSES

     Selling, general and administrative expenses totalled $112.4 million for the Transition Period, an increase of $32.5 million as compared to the February 1995 Six Months. Exclusive of $11.1 million of nonrecurring costs including, as a result of the change in the Company's fiscal year end, the recognition of higher than normal advertising and promotion expenses in the Transition Period due to the seasonality of these expenses and employee bonuses and other nonrecurring costs and $8.3 million related to the UDG Acquisition, selling, general and administrative expenses increased by $13.1 million, or 16.3% as compared to the February 1995 Six Months. Advertising and promotion increases of $6.7 million were related primarily to the Almaden/Inglenook Product Lines which were acquired in August 1994 and which the Company did not advertise or promote at a full level in the first several months after their acquisition. The Company also incurred increased advertising and promotion expenses related to the increased sales of its imported beers. Selling expenses increased by $5.4 million primarily as a result of the Almaden/Inglenook Product Line acquisitions, with the Transition Period including a full complement of sales and marketing personnel to service the brands that were not in place for the entire period in the February 1995 Six Months. The Transition Period also included additional sales personnel in the Company's spirits and imported beer divisions. Other general and administrative expenses increased by $1.0 million.

     Excluding the nonrecurring costs referred to above and the UDG Acquisition, selling, general and administrative expenses as a percent of net sales increased to 19.3% from 17.6% in the February 1995 Six Months due to the inclusion of a full complement of advertising, promotion and selling expense related to the Almaden/Inglenook Product Lines.

     NONRECURRING RESTRUCTURING EXPENSES

     The Company incurred net restructuring charges of $2.4 million in the Transition Period, as compared to restructuring charges of $0.7 million in the February 1995 Six Months. The restructuring expenses in the Transition Period represent $3.1 million of incremental, nonrecurring expenses such as overtime and freight expense related to production and shipment delays associated with the Restructuring Plan, offset by a net reduction of $0.7 million in accrued liabilities associated with the Restructuring Plan to take into account lower than expected expenses for severance and facility holding and closure costs. See the Notes to the Company's Consolidated Financial Statements included herein.

     INTEREST EXPENSE, NET

     Net interest expense increased $4.2 million to $17.3 million in the Transition Period as compared to February 1995 Six Months. The increase resulted from additional interest expense associated with the borrowings related to the UDG Acquisition, amounting to $5.1 million, and increased working capital requirements due primarily to higher grape costs and the UDG Acquisition, partially offset by net reductions in the Company's Term Loans and Revolving Loans using proceeds of the Company's November 18, 1994 public equity offering.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for the Transition Period increased to 50.4% from 38.5% for the February 1995 Six Months due to a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the foregoing, net income for the Transition Period was $3.3 million, a decrease of $17.0 million as compared to the February 1995 Six Months.


FISCAL YEAR ENDED AUGUST 31, 1995, COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1994

     NET SALES

     Net sales for fiscal 1995 increased to $906.5 million from $629.6 million for fiscal 1994, an increase of $276.9 million, or approximately 44.0%. This increase resulted from the inclusion of (i) $234.7 million of net sales of products acquired in the Almaden/Inglenook Acquisition; (ii) an overall increase of $25.8 million in net sales of Company products, excluding the impact of the net sales of products that were acquired during fiscal 1994; and (iii) an additional $16.4 million of net sales of Vintners' products resulting from inclusion of these products in the Company's portfolio for the entire first quarter of fiscal 1995 versus only six weeks in the first quarter of fiscal 1994. Excluding the impact of the additional six weeks of net sales of Vintners' products during the first quarter of fiscal 1995 and all of the net sales resulting from the Almaden/Inglenook Acquisition during fiscal 1995, the Company's net sales increased 4.1% as compared to fiscal 1994. This was principally due to increased net sales of imported beer brands and varietal table wines.

     For purposes of computing the net sales and unit volume comparative data below, sales of products acquired in the Vintners and Almaden/Inglenook Acquisitions have been included in the entire period for fiscal 1995, and the entire fiscal year 1994, part of which was prior to the Vintners Acquisition and the Almaden/Inglenook Acquisition.

     The table below sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases) for the branded beverage alcohol products, branded wine products, each category of branded wine products, beer and spirits brands sold by the Company for the 1995 and 1994 fiscal years:

                                    FISCAL 1995 COMPARED TO FISCAL 1994
                                           NET SALES                                  UNIT VOLUME
                             ---------------------------------------    ---------------------------------------
                                                          %INCREASE                                  %INCREASE
                                1995          1994        (DECREASE)       1995           1994       (DECREASE)
                              --------      --------      ----------      -------        ------      ----------
Branded Beverage Alcohol
 Products (1)                 $795,290      $750,180          6.0%         50,547        47,688          6.0%
Branded Wine Products (2)      487,101       486,838          0.1          28,019        28,657         (2.2)
 Non-varietal wines            223,391       234,541         (4.8)         14,577        15,594         (6.5)
 Varietal wines                128,679       106,559         20.8           6,032         4,943         22.0
 Dessert wines                  68,094        71,320         (4.5)          4,474         4,794         (6.7)
 Sparkling wines                66,937        74,418        (10.1)          2,936         3,326        (11.7)
Beer                           216,159       173,883         24.3          17,471        14,100         23.9
Spirits (2) (3)                 92,400        88,549          4.3           5,041         4,847          4.0
-----------------------

(1) The sum of the net sales and unit volume amounts from the categories do not equal total Branded Beverage Alcohol Products because miscellaneous items affecting net sales and unit volume are included in total Branded Beverage Alcohol Products but are not reflected in the category information.

(2) For comparison purposes only, the following amounts of net sales and unit volume of brands acquired in the Vintners Acquisition and the Almaden/Inglenook Acquisition have been included in the table for fiscal year 1994;

                                        NET SALES          UNIT VOLUME
    Non-varietal wines                  $113,754                7,964
    Varietal wines                        53,622                2,818
    Dessert wines                          1,637                   78
    Sparkling wines                        7,701                  265
    Spirits                                3,566                  134

     These amounts represent net sales and unit volume of brands from the Vintners Acquisition for the period September 1, 1993, through October 14, 1993, which was prior to the Vintners


Acquisition, and net sales and unit volume of brands from the Almaden/Inglenook Acquisition for the period September 1, 1993, through August 4, 1994, which was prior to the Almaden/Inglenook Acquisition.

(3) The Spirits category includes for both years presented case goods sales of a number of brandy products under brands acquired in the Vintners and Almaden/Inglenook Acquisitions.

     Net sales and unit volume of the Company's branded beverage alcohol products for fiscal 1995 each increased 6% as compared to fiscal 1994. This increase was principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands.

     Net sales and unit volume of the Company's branded wine products for fiscal 1995 increased 0.1% and decreased 2.2%, respectively, as compared to fiscal 1994. These results were primarily due to lower non-varietal table wine, sparkling wine and dessert wine sales offset by improved varietal wine sales. The Company's results were also negatively affected by a backlog in fulfilling orders at the end of fiscal 1995 due to production and shipment delays associated with the relocation of West Coast bottling operations to the Company's Mission Bell winery under the Restructuring Plan. The backlog was substantially eliminated in the first three months of the Transition Period. The Company also increased prices on selected branded wine products during the Transition Period in response to increased grape costs associated with the 1995 harvest and to phase out introductory pricing on recently introduced line extensions of varietal wine products.

     Net sales and unit volume of the Company's non-varietal table wine brands for fiscal 1995 declined 4.8% and 6.5%, respectively, as compared to fiscal 1994. The Company believes these declines are consistent with a general decline in the consumption of non-varietal table wine products reflecting changing consumer preferences toward varietal table wines.

     Net sales and unit volume of the Company's varietal table wine brands for fiscal 1995 increased 20.8% and 22.0%, respectively, as compared to fiscal 1994. These increases reflect the continuation of the Company's strategy to expand distribution into new markets and increase penetration of existing markets primarily through line extensions and promotional activities. As part of this strategy, the Company also offered certain new and existing products at highly competitive prices.

     Net sales and unit volume of the Company's dessert wine brands for fiscal 1995 decreased 4.5% and 6.7%, respectively, as compared to fiscal 1994. The Company believes those declines are consistent with a general decline in consumption of dessert wines. Declines in the Company's beverage dessert wines were partially offset by growth in higher priced traditional dessert wines such as port and sherry.

     Net sales and unit volume of the Company's sparkling wine brands for fiscal 1995 declined 10.1% and 11.7%, respectively, as compared to fiscal 1994. These declines were primarily the result of strong competition and weak consumer demand for sparkling wine.

     Net sales and unit volume of the Company's beer brands for fiscal 1995 increased 24.3% and 23.9%, respectively, as compared to fiscal 1994. These increases resulted primarily from increased sales of the Company's Corona brand and its other Mexican beer brands, which represented over 70% of total beer sales.

     Net sales and unit volume of the Company's spirits brands for fiscal 1995 increased 4.3% and 4.0%, respectively, as compared to fiscal 1994. The growth is due to increased shipments of brandy, vodka, and tequila.

     GROSS PROFIT

     Gross profit for fiscal 1995 increased to $252.7 million from $182.4 million for fiscal 1994, an increase of $70.3 million, or approximately 38.6%. This increase resulted from the inclusion of the Almaden/Inglenook Product Lines with those of the Company, and to a lesser extent from increased sales of imported beer brands and the inclusion of Vintners' product lines with those of the Company. The Company's gross profit as a percentage of net sales decreased to 27.9% for fiscal 1995 from 29.0% for fiscal 1994. The Company's gross profit percentages decreased as a result of the inclusion of operations acquired in the Almaden/Inglenook Acquisition, which had a lower gross profit percentage than the remainder of the Company's operations, and reduced gross profit percentages on sales of certain of the Company's table wine brands in fiscal 1995 as compared to fiscal 1994. The cost of grapes, a major component of the Company's raw materials for its winemaking, increased significantly for the 1995 harvest compared with the 1994 harvest.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for fiscal 1995 increased to $159.2 million from $121.4 million for fiscal 1994, an increase of $37.8 million, or approximately 31.1%. This increase primarily resulted from the additional expenses associated with the sales and marketing of the products acquired in the Almaden/Inglenook Acquisition, and to a lesser extent, higher advertising and promotion expenses associated with certain wine brands. As a percentage of net sales, selling, general and administrative expenses decreased to 17.6% for fiscal 1995 as compared to 19.3% for fiscal 1994 as a result of increased economies of scale.

     NONRECURRING RESTRUCTURING EXPENSES

     In fiscal 1995, the Company incurred a nonrecurring restructuring charge of $2.2 million related to its Restructuring Plan which reduced net income per share by $0.07 on a fully diluted basis as compared to a nonrecurring restructuring charge of $24.0 million in fiscal 1994, also related to the Restructuring Plan, which reduced net income per share by $0.91 on a fully diluted basis. See the Notes to the Company's Consolidated Financial Statements included herein.

     INTEREST EXPENSE, NET

     Net interest expense increased $6.5 million to $24.6 million in fiscal 1995 as compared to fiscal 1994. The increase is primarily due to borrowings related to the Vintners and Almaden/Inglenook Acquisitions.

     NET INCOME

     Net income for fiscal 1995 increased to $41.0 million from $11.7 million for fiscal 1994, an increase of $29.3 million, or approximately 249.6%. Fully diluted earnings per share increased to $2.13 in fiscal 1995 from $0.74 in fiscal 1994, a 187.8% improvement.

     Excluding the impact of the nonrecurring restructuring expenses, net income was $42.4 million in fiscal 1995 as compared to $26.6 million in fiscal 1994. This represents an improvement in net income of $15.8 million or 59.4%. Excluding the impact of the nonrecurring restructuring expenses, fully diluted earnings per common share increased to $2.20 from $1.65, an increase of 33.3%. These increases were due to the contribution of the Almaden/Inglenook Product Lines and other products acquired in the Almaden/Inglenook Acquisition and increased sales of imported beer brands.


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company's principal use of cash in its operating activities is for purchasing and carrying inventories. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual fall grape harvests when the Company has relied on short-term borrowings. The annual grape crush normally begins in August and runs through October. The Company generally begins purchasing grapes in August with payments for such grapes beginning to come due in September. The Company's short-term borrowings to support such purchases generally reach their highest levels in November or December. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.


     FISCAL 1997 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities in fiscal 1997 was $107.8 million. The net cash provided by operating activities in fiscal 1997 resulted principally from net income adjusted for noncash items, a net decrease in operating assets and a net increase in operating liabilities. The net decrease in operating assets resulted primarily from a $16.2 million decrease in inventory levels. The net increase in operating liabilities resulted primarily from a $24.6 million increase in other accrued expenses and liabilities principally the result of an increase of $15.6 million in accrued income taxes and an increase of $2.0 million in accrued interest.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities in fiscal 1997 was $36.3 million. The net cash used in investing activities in fiscal 1997 resulted primarily from $31.6 million of capital expenditures and the final $13.8 million earn-out payment to the former Barton stockholders, offset in part by proceeds from the sale of property, plant and equipment of $9.2 million, resulting principally from the May 1996 sale of the Company's Central Cellars winery located in Lodi, California, and the December 1996 sale of the Company's Soledad winery located in Soledad, California.

     Net cash used in financing activities in fiscal 1997 was $64.8 million. The net cash used in financing activities in fiscal 1997 resulted principally from net repayment of $54.3 million of revolving loan borrowings under the Company's Credit Agreement (as defined below), principal payments of $50.8 million of long-term debt and repurchases of $20.8 million of the Company's Class A Common Stock, partially offset by net proceeds of $61.7 million from the issuance of additional subordinated notes.

     As of February 28, 1997, under its Credit Agreement, the Company had outstanding Term Loans of $185.9 million bearing interest at 6.5%, $57.0 million of Revolving Loans bearing interest at 6.4%, undrawn Revolving Letters of Credit of $8.6 million and $119.4 million available to be drawn in Revolving Loans.

     During January 1996, the Company's Board of Directors authorized the repurchase of up to $30.0 million of its Class A Common Stock and Class B Common Stock (the "Repurchase Program"). During May 1997, the Company completed the
Repurchase Program. With respect to the Repurchase Program, the Company repurchased a total of 1,149,550 shares of Class A Common Stock at an aggregate cost of $30.0 million, or at an average cost of $26.10 per share.

     THE COMPANY'S CREDIT AGREEMENT

     The Company, its principal operating subsidiaries, and a syndicate of 15 banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as Administrative Agent, are parties to a Third Amended and Restated Credit Agreement, as amended (the "Credit Agreement"). As of February 28, 1997, the Credit Agreement provided for (i) a $185.9 million Term Loan facility due in August 2001 ("Term Loans") and (ii) a $185.0 million Revolving Loan facility, including all drawn or undrawn letters of credit up to a maximum of $20.0 million ("Revolving Letters of Credit"), which expires in June 2001 ("Revolving Loans").

     As of May 7, 1997, under its Credit Agreement, the Company had outstanding Term Loans of $175.9 million bearing interest at 6.8%, $20.0 million of Revolving Loans bearing interest at 6.3%, undrawn Revolving Letters of Credit of $5.6 million and $159.4 million available to be drawn in Revolving Loans.

     SENIOR SUBORDINATED NOTES

     In December 1993, the Company issued $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2003 (the "Original Notes"). The Original Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998. The Original Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the Credit Agreement. The Original Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries. (Subsequent to fiscal 1997, Monarch Wine Company, Limited Partnership, a subsidiary guarantor, was liquidated into another subsidiary guarantor and Tenner Brothers, Inc., a subsidiary guarantor, was merged into another subsidiary guarantor.)

     On October 29, 1996, the Company issued $65.0 million aggregate principal amount of 8 3/4% Series B Senior Subordinated Notes due 2003 (the "Series B Notes"). The Company used the net proceeds from the sale of the Series B Notes to repay amounts outstanding under its Credit Agreement, including $50.0 million under Revolving Loans and approximately $9.6 million to repay and permanently reduce Term Loans. The remaining proceeds were used to pay various fees and expenses associated with the offering.

     The terms of the Series B Notes are substantially identical to those of the Original Notes. A brief description of the Original Notes and the Series B Notes is contained in Note 5 to the Company's financial statements located in Item 8 of this Report on Form 10-K. On February 7, 1997, the Company commenced an exchange offer for the exchange of up to $65 million aggregate principal amount of its 8 3/4% Series C Senior Subordinated Notes due 2003 (the "Series C Notes") for any and all of the issued and outstanding Series B Notes. All outstanding Series B Notes were exchanged for Series C Notes. The Company did not receive any proceeds from the exchange offer. The terms of the Series C Notes are identical in all material respects to the Series B Notes.

     As of February 28, 1997, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2003, being the Original Notes and the Series C Notes.

     CAPITAL EXPENDITURES

     During fiscal 1997, the Company expended approximately $31.6 million for capital expenditures, including approximately $8.7 million related to vineyards. The Company plans to spend approximately $18.5 million for capital expenditures, exclusive of vineyards, in fiscal 1998. In addition, the Company continues to consider the purchase, lease and development of vineyards. See "Business - Sources and Availability of Raw Materials." The Company may incur additional expenditures for vineyards if opportunities become available. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

     COMMITMENTS

     The Company has agreements with suppliers to purchase various spirits and blends of which certain agreements are denominated in British pounds sterling. The future obligations under these agreements, based upon exchange rates at February 28, 1997, aggregate approximately $37.0 million to $65.1 million for contracts expiring through December 2005.

     At February 28, 1997, the Company had an open currency forward contract to purchase British pounds sterling of $374,000 which matures within twelve months. The Company's use of such contracts is limited to the management of currency rate risks related to purchases denominated in a foreign currency. The Company's strategy is to enter into currency exchange contracts that are matched to specific purchases and not to enter into any speculative contracts.

     EFFECTS OF INFLATION AND CHANGING PRICES

     The Company's results of operations and financial condition have not been significantly affected by inflation and changing prices other than grape costs. The Company has discussed the impact of increases in grape prices in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                             SUPPLEMENTARY SCHEDULES

                                FEBRUARY 28, 1997


                                                                            Page
                                                                            ----
The following information is presented in this report:

  Report of Independent Public Accountants ...................................37
  Consolidated Balance Sheets - February 28, 1997 and February 29, 1996.......38
  Consolidated Statements of Income for the year ended February 28, 1997, for the six months ended February 29, 1996 and February 28, 1995
    (unaudited) and for the years ended August 31, 1995 and 1994..............39
  Consolidated Statements of Changes in Stockholders' Equity
    for the year ended February 28, 1997, for the six months
    ended February 29, 1996 and for the years ended August 31,1995 and 1994...40 Consolidated Statements of Cash Flows for the year ended February 28, 1997, for the six months ended February 29, 1996 and February 28,
    1995 (unaudited) and for the years ended August 31, 1995 and 1994.........41
  Notes to Consolidated Financial Statements..................................42
  Selected Financial Data ....................................................19
  Selected Quarterly Financial Information (unaudited) .......................60

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Canandaigua Wine Company, Inc.:

We have audited the accompanying consolidated balance sheets of Canandaigua Wine Company, Inc. (a Delaware corporation) and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended February 28, 1997, the six months ended February 29, 1996 and the years ended August 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canandaigua Wine Company, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for the year ended February 28, 1997, the six months ended February 29, 1996 and the years ended August 31, 1995 and 1994, in conformity with generally accepted accounting principles.


Rochester, New York,                          /s/ Arthur Andersen LLP
  April 25, 1997

                         CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share data)

                                                                 February 28,        February 29,
                                                                     1997                1996
                                                                 ------------        ------------
                    ASSETS
                    ------
CURRENT ASSETS:
  Cash and cash investments                                      $    10,010         $     3,339
  Accounts receivable, net                                           142,592             142,471
  Inventories, net                                                   326,626             341,838
  Prepaid expenses and other current assets                           21,787              30,372
                                                                 -----------         -----------
    Total current assets                                             501,015             518,020
PROPERTY, PLANT AND EQUIPMENT, NET                                   249,552             250,638
OTHER ASSETS                                                         270,334             285,922
                                                                 -----------         -----------
  Total assets                                                   $ 1,020,901         $ 1,054,580
                                                                 ===========         ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                  $    57,000         $   111,300
  Current maturities of long-term debt                                40,467              40,797
  Accounts payable                                                    63,492              59,730
  Accrued Federal and state excise taxes                              17,058              19,699
  Other accrued expenses and liabilities                              68,556              68,440
                                                                 -----------         -----------
    Total current liabilities                                        246,573             299,966
                                                                 -----------         -----------
LONG-TERM DEBT, less current maturities                              338,884             327,616
                                                                 -----------         -----------
DEFERRED INCOME TAXES                                                 61,395              58,194
                                                                 -----------         -----------
OTHER LIABILITIES                                                      9,316              12,298
                                                                 -----------         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A Common Stock, $.01 par value-
    Authorized, 60,000,000 shares;
    Issued, 17,462,332 shares at February 28, 1997,
    and 17,423,082 shares at February 29, 1996                           174                 174
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,956,183 shares at February 28, 1997,
    and 3,991,683 shares at February 29, 1996                             40                  40
  Additional paid-in capital                                         222,336             221,133
  Retained earnings                                                  170,275             142,600
                                                                 -----------         -----------
                                                                     392,825             363,947
                                                                 -----------         -----------
  Less-Treasury stock-
  Class A Common Stock, 1,915,468 shares at
    February 28, 1997, and 1,165,786 shares at
    February 29, 1996, at cost                                       (25,885)             (5,234)
  Class B Convertible Common Stock, 625,725 shares
    at February 28, 1997, and February 29, 1996, at cost              (2,207)             (2,207)
                                                                 -----------         -----------
                                                                     (28,092)             (7,441)
                                                                 -----------         -----------
    Total stockholders' equity                                       364,733             356,506
                                                                 -----------         -----------
  Total liabilities and stockholders' equity                     $ 1,020,901         $ 1,054,580
                                                                 ===========         ===========


   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                        CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                 (in thousands, except share data)
                                                     For the Year Ended   For the Six Months Ended         For the Years Ended
                                                     ------------------ ----------------------------    --------------------------
                                                        February 28,    February 29,    February 28,    August 31,     August 31,
                                                            1997            1996            1995           1995           1994
                                                        ------------    ------------    ------------    -----------    -----------
                                                                                        (unaudited)
GROSS SALES                                             $ 1,534,452     $   738,415     $   592,305     $1,185,074     $  861,059
  Less - Excise taxes                                      (399,439)       (203,391)       (137,820)      (278,530)      (231,475)
                                                        -----------     -----------     -----------     ----------     ----------
    Net sales                                             1,135,013         535,024         454,485        906,544        629,584
COST OF PRODUCT SOLD                                       (844,181)       (396,208)       (327,694)      (653,811)      (447,211)
                                                        -----------     -----------     -----------     ----------     ----------
    Gross profit                                            290,832         138,816         126,791        252,733        182,373
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  (208,991)       (112,411)        (79,925)      (159,196)      (121,388)
NONRECURRING RESTRUCTURING EXPENSES                            --            (2,404)           (685)        (2,238)       (24,005)
                                                        -----------     -----------     -----------     ----------     ----------
    Operating income                                         81,841          24,001          46,181         91,299         36,980
INTEREST EXPENSE, net                                       (34,050)        (17,298)        (13,141)       (24,601)       (18,056)
                                                        -----------     -----------     -----------     ----------     ----------
    Income before provision for Federal
      and state income taxes                                 47,791           6,703          33,040         66,698         18,924
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                                        (20,116)         (3,381)        (12,720)       (25,678)        (7,191)
                                                        -----------     -----------     -----------     ----------     ----------
NET INCOME                                              $    27,675     $     3,322     $    20,320     $   41,020     $   11,733
                                                        ===========     ===========     ===========     ==========     ==========

SHARE DATA:
Net income per common and common
  equivalent share:
    Primary                                             $      1.41     $       .17     $      1.11     $     2.14     $      .74
                                                        ===========     ===========     ===========     ==========     ==========
    Fully diluted                                       $      1.40     $       .17     $      1.11     $     2.13     $      .74
                                                        ===========     ===========     ===========     ==========     ==========
Weighted average common shares outstanding:
    Primary                                              19,657,297      20,006,267      18,343,870     19,147,935     15,783,583
    Fully diluted                                        19,706,271      20,006,267      18,346,513     19,296,269     16,401,598

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                                    CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (in thousands, except share data)

                                                                                Additional
                                                            Common Stock         Paid-in      Retained      Treasury
                                                          Class A   Class B      Capital      Earnings        Stock         Total
                                                          -------   -------     ----------    ---------     ---------     ----------
 BALANCE,  August 31, 1993                                $   106   $    41     $  47,202     $  86,525     ($ 7,770)     $ 126,104
 Conversion of 52,800 Class B Convertible Common
   shares to Class A Common shares                              1        (1)         --            --           --             --
 Conversion of 7% Convertible debentures to
   Class A Common shares                                       31      --          58,925          --           --           58,956
 To write-off unamortized deferred financing costs
   on debentures converted, net of amortization              --        --          (1,569)         --           --           (1,569)
 To write-off interest accrued on debentures, net
   of tax effect                                             --        --             850          --           --              850
 Employee stock purchase of 58,955 treasury shares           --        --             878          --            179          1,057
 To record exercise of 2,250 Class A stock options           --        --              10          --           --               10
 To record 500,000 Class A stock options related to
   the Vintners Acquisition                                  --        --           4,210          --           --            4,210
 To record 600,000 Class A stock options related to
   the Almaden/Inglenook Acquisition                         --        --           2,842          --           --            2,842
 Net income for fiscal 1994                                  --        --            --          11,733         --           11,733
                                                          -------   -------     ---------      --------      -------      ---------

 BALANCE,  August 31, 1994                                    138        40       113,348        98,258       (7,591)       204,193
 Conversion of 19,093 Class B Convertible Common
   shares to Class A Common shares                           --        --            --            --           --             --
 Issuance of 3,000,000 Class A Common shares                   30      --          90,353          --           --           90,383
 Exercise of 432,067 Class A stock options related
   to the Vintners Acquisition                                  5      --          13,013          --           --           13,018
 Employee stock purchase of 28,641 treasury shares           --        --             546          --             87            633
 To record exercise of 114,075 Class A stock options            1      --           1,324          --           --            1,325
 To record tax benefit on stock options exercised            --        --           1,251          --           --            1,251
 To record tax benefit on disposition of employee
   stock purchases                                           --        --              59          --           --               59
 Net income for fiscal 1995                                  --        --            --          41,020         --           41,020
                                                          -------   -------     ---------      --------      -------      ---------
 BALANCE,  August 31, 1995                                    174        40       219,894       139,278       (7,504)       351,882
 Conversion of 5,000 Class B Convertible Common
   shares to Class A Common shares                           --        --            --            --           --             --
 To record exercise of 18,000 Class A stock options          --        --             238          --           --              238
 Employee stock purchase of 20,869 treasury shares           --        --             593          --             63            656
 To record issuance of 10,000 Class A stock options          --        --             134          --           --              134
 To record tax benefit on stock options exercised            --        --             198          --           --              198
 To record tax benefit on disposition of employee
   stock purchases                                           --        --              76          --           --               76
 Net income for Transition Period                            --        --            --           3,322         --            3,322
                                                          -------   -------     ---------      --------      -------      ---------
 BALANCE,  February 29, 1996                                  174        40       221,133       142,600       (7,441)       356,506
 Conversion of 35,500 Class B Convertible Common
   shares to Class A Common shares                           --        --            --            --           --             --
 To record exercise of 3,750 Class A stock options           --        --              17          --           --               17
 Employee stock purchase of 37,768 treasury shares           --        --             884          --            114            998
 To record repurchase of 787,450 Class A Common shares       --        --            --            --        (20,765)       (20,765)
 To record acceleration of 18,500 Class A stock options      --        --             248          --           --              248
 To record tax benefit on stock options exercised            --        --              27          --           --               27
 To record tax benefit on disposition of employee
   stock purchases                                           --        --              27          --           --               27
 Net income for fiscal 1997                                  --        --            --          27,675         --           27,675
                                                          -------   -------     ---------     ---------      -------      ---------
 BALANCE,  February 28, 1997                              $   174   $    40     $ 222,336     $ 170,275     ($28,092)     $ 364,733
                                                          =======   =======     =========     =========      =======      =========

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                          CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)

                                                    For the Year Ended   For the Six Months Ended     For the Years Ended August 31,
                                                    ------------------ ----------------------------   ------------------------------
                                                       February 28,    February 29,    February 28,
                                                           1997            1996            1995            1995            1994
                                                       ------------    ------------    ------------     ----------       ---------
                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  27,675       $   3,322       $  20,320       $  41,020       $  11,733

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation of property, plant and equipment          22,359           9,521           9,786          15,568          10,534
    Amortization of intangible assets                       9,507           4,437           2,865           5,144           3,281
    Deferred tax provision (benefit)                        5,769           1,991              57          19,232          (4,319)
    Stock option expense                                      248            --              --              --              --
    Amortization of discount on long-term debt                112            --              --              --              --
    (Gain) loss on sale of property, plant and
      equipment                                            (3,371)             81            --               (33)           --
    Restructuring charges - fixed asset write-down           --               275            --            (2,050)         13,935
    Accrued interest on converted debentures,
      net of taxes                                           --              --              --              --               161
    Change in operating assets and liabilities, net of
      effects from purchases of businesses:
        Accounts receivable, net                            3,523         (27,008)          1,586           7,392         (17,946)
        Inventories, net                                   16,232         (70,172)        (18,783)         41,528             784
        Prepaid expenses and other current assets           3,271          (2,350)          3,079          (3,884)          1,703
        Accounts payable                                     (431)         (2,362)        (30,068)        (13,415)          2,680
        Accrued Federal and state excise taxes             (2,641)          4,066           6,907          (1,025)          4,405
        Other accrued expenses and liabilities             24,617          (8,564)        (28,175)        (20,784)          4,023
    Other                                                     898           1,930          (3,817)        (15,375)         (3,795)
                                                        ---------       ---------       ---------       ---------       ---------
        Total adjustments                                  80,093         (88,155)        (56,563)         32,298          15,446
                                                        ---------       ---------       ---------       ---------       ---------
        Net cash provided by (used in) operating
          activities                                      107,768         (84,833)        (36,243)         73,318          27,179
                                                        ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment,
    net of minor disposals                                (31,649)        (16,077)        (11,342)        (37,121)         (7,853)
  Payment of accrued earn-out amounts                     (13,848)        (11,307)           --           (28,300)         (4,000)
  Proceeds from sale of property, plant
    and equipment                                           9,174             555            --             1,336            --
  Purchase of brands                                         --              --              --              --            (5,100)
  Purchases of businesses, net of cash acquired              --              --              --              --                 3
                                                        ---------       ---------       ---------       ---------       ---------
        Net cash used in investing activities             (36,323)        (26,829)        (11,342)        (64,085)        (16,950)
                                                        ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from notes payable,
    short-term borrowings                                 (54,300)        111,300          57,100          50,100          (2,035)
  Principal payments of long-term debt                    (50,842)        (14,579)         (7,474)        (57,906)         (6,856)
  Purchases of treasury stock                             (20,765)           --              --              --              --
  Payment of issuance costs of long-term debt              (1,550)           --              --              --            (4,624)
  Proceeds from issuance of long-term debt,
    net of discount                                        61,668            --              --              --              --
  Proceeds from employee stock purchases                      998             656            --               633           1,056
  Exercise of employee stock options                           17             224             341           1,325              10
  Proceeds from Term Loan, long-term debt                    --            13,220          47,000          47,000            --
  Proceeds from equity offering, net                         --              --           103,313         103,400            --
  Repayment of notes payable from equity
    offering proceeds                                        --              --           (22,100)        (22,100)           --
  Repayment of notes payable from proceeds of
    Term Loan                                                --              --           (47,000)        (47,000)           --
  Repayment of Term Loan from equity offering
    proceeds, long-term debt                                 --              --           (82,000)        (82,000)           --
  Fractional shares paid for debenture conversions           --              --              --              --                (3)
                                                        ---------       ---------       ---------       ---------       ---------
        Net cash (used in) provided by financing
          activities                                      (64,774)        110,821          49,180          (6,548)        (12,452)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS        6,671            (841)          1,595           2,685          (2,223)
CASH AND CASH INVESTMENTS, beginning of period              3,339           4,180           1,495           1,495           3,718
                                                        ---------       ---------       ---------       ---------       ---------
CASH AND CASH INVESTMENTS, end of period                $  10,010       $   3,339       $   3,090       $   4,180       $   1,495
                                                        =========       =========       =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                            $  32,615       $  14,720       $  14,068       $  25,082       $  14,727
                                                        =========       =========       =========       =========       =========
    Income taxes                                        $   4,411       $   3,612       $   9,454       $  11,709       $  15,751
                                                        =========       =========       =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash
      acquired                                          $    --         $ 144,927       $    --         $    --         $ 428,442
    Liabilities assumed                                      --            (3,147)           --              --          (153,827)
                                                        ---------       ---------       ---------       ---------       ---------
    Cash paid                                                --           141,780            --              --           274,615
    Less - Amounts borrowed                                  --          (141,780)           --              --          (276,860)
    Less - Issuance of Class A stock options                 --              --              --              --            (7,052)
    Add - Receivable from Seller                             --              --              --              --             9,297
                                                        ---------       ---------       ---------       ---------       ---------
    Net cash paid for acquisition                       $    --         $    --         $    --         $    --         $    --
                                                        =========       =========       =========       =========       =========
    Goodwill reduction on settlement of disputed
      final closing net current asset statement
      for Vintners Acquisition                          $   5,894       $    --         $    --         $    --         $    --
                                                        =========       =========       =========       =========       =========
    Accrued earn-out amounts                            $    --         $  15,155       $    --         $  10,000       $  28,300
                                                        =========       =========       =========       =========       =========
    Issuance of Class A Common Stock for conversion
      of debentures                                     $    --         $    --         $    --         $    --         $  58,960
                                                        =========       =========       =========       =========       =========
    Write-off of unamortized deferred financing costs
      on debentures                                     $    --         $    --         $    --         $    --         $   1,569
                                                        =========       =========       =========       =========       =========
    Write-off unpaid accrued interest on debentures
      through conversion date                           $    --         $    --         $    --         $   --          $   1,371
                                                        =========       =========       =========       =========       =========

              The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS -
Canandaigua Wine Company, Inc. and its subsidiaries (the Company) operates in the beverage alcohol industry. The Company is a producer and supplier of wines, an importer and producer of beers and distilled spirits, and a producer and supplier of grape juice concentrate in the United States. It maintains a portfolio of over 125 national and regional brands of beverage alcohol which are distributed by over 1,400 wholesalers throughout the United States and selected international markets. Its beverage alcohol brands are marketed in five general categories: table wines, sparkling wines, dessert wines, imported beer and distilled spirits.

YEAR-END CHANGE -
The Company changed its fiscal year end from August 31 to the last day of February. The period from September 1, 1995, through February 29, 1996, is hereinafter referred to as the "Transition Period."

PRINCIPLES OF CONSOLIDATION -
The consolidated financial statements of the Company include the accounts of Canandaigua Wine Company, Inc. and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

UNAUDITED FINANCIAL STATEMENTS -
The consolidated statements of income and cash flows for the six month period ended February 28, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim reporting and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Canandaigua Wine Company, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature.

MANAGEMENT'S USE OF ESTIMATES AND JUDGMENT -
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH INVESTMENTS -
Cash investments primarily consist of money market funds and certificates of deposit with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. These investments amounted to approximately $17,000 at February 28, 1997, and $1,732,000 at February 29, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS -
To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows. The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

     ACCOUNTS RECEIVABLE: The carrying amount approximates fair value due to the short maturity of these instruments, the creditworthiness of the customers and the large number of customers constituting the accounts receivable balance.

     NOTES PAYABLE: These instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.

     LONG-TERM DEBT: The carrying value of the debt facilities with short-term variable interest rates approximates the fair value. The fair value of the fixed rate debt was estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.

     FOREIGN EXCHANGE HEDGING AGREEMENTS: The fair value of currency forward contracts is estimated based on quoted market prices.

     INTEREST RATE HEDGING AGREEMENTS: The fair value of interest rate hedging instruments is the estimated amount that the Company would receive or be required to pay to terminate the derivative agreements at February 28, 1997. The fair value includes consideration of current interest rates and the creditworthiness of the counterparties to the agreements.

     LETTERS OF CREDIT: At February 28, 1997 and February 29, 1996, the Company had letters of credit outstanding totaling approximately $8,622,000 and $18,729,000, respectively, which guarantee payment for certain obligations. The Company recognizes expense on these obligations as incurred and no material losses are anticipated.

The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows:

                                        February 28, 1997     February 29, 1996
                                       -------------------   -------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
                                       --------   --------   --------   --------
(IN THOUSANDS)
Liabilities:
------------
Notes payable                          $ 57,000   $ 57,000   $111,300   $111,300
Long-term debt, including current
  portion                              $379,351   $374,628   $368,413   $365,089

Derivative Instruments:
-----------------------
Foreign exchange hedging agreements:
  Currency forward contracts           $    374   $    407   $  3,129   $  3,164
Interest rate hedging agreements:
  Interest rate cap agreement          $   --     $   --     $   --     $   --
  Interest rate collar agreement       $   --     $   --     $   --     $   --


INTEREST RATE FUTURES AND CURRENCY FORWARD CONTRACTS -
From time to time, the Company enters into interest rate futures and a variety of currency forward contracts in the management of interest rate risk and foreign currency transaction exposure. Unrealized gains and losses on interest rate futures are deferred and recognized as a component of interest expense over the borrowing period. Unrealized gains and losses on currency forward contracts are deferred and recognized as a component of the related transactions in the accompanying financial statements. Discounts or premiums on currency forward contracts are recognized over the life of the contract.

INVENTORIES -
Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 94% at February 28, 1997 and February 29, 1996. Replacement cost of the inventories determined on a FIFO basis is approximately $349,006,000 at February 28, 1997, and $332,849,000 at February 29, 1996. The net realizable value of the Company's inventories is in excess of $326,626,000 at February 28, 1997, and $341,838,000 at February 29,
1996.

A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled whiskey and brandy are classified as in-process inventories and are included in current assets, in accordance with industry practice. Bulk wine inventories are also included as work in process within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. Warehousing, insurance, ad valorem taxes and other carrying charges applicable to barreled whiskey and brandy held for aging are included in inventory costs.

Elements of cost include materials, labor and overhead and consist of the following:

                                               February 28,    February 29,
                                                   1997            1996
                                               ------------    ------------
   (IN THOUSANDS)
   Raw materials and supplies                    $ 17,822        $ 24,197
   Wines and distilled spirits in process         237,186         254,956
   Finished case goods                             71,618          62,685
                                                 --------        --------
                                                 $326,626        $341,838
                                                 ========        ========


If the FIFO method of inventory valuation had been used, reported net income would have been approximately $18,163,000, or $.92 per share on a fully diluted basis, higher for the year ended February 28, 1997, and reported net income would have been approximately $2,159,000, or $.11 per share on a fully diluted basis, higher for the twelve months ended February 29, 1996 (unaudited).

PROPERTY, PLANT AND EQUIPMENT -
Property, plant and equipment is stated at cost. Major additions and betterments are charged to property accounts, while maintenance and repairs are charged to operations as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income.

DEPRECIATION -
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                    Depreciable Life in Years
                                    -------------------------
     Buildings and improvements             10 to 33 1/3
     Machinery and equipment                  3 to 15
     Motor vehicles                           3 to 7

Amortization of assets capitalized under capital leases is included with depreciation expense. Amortization is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

OTHER ASSETS -
Other assets, which consist of goodwill, distribution rights, trademarks, agency license agreements, deferred financing costs, cash surrender value of officers' life insurance and other amounts, are stated at cost, net of accumulated amortization. Amortization is calculated on a straight-line or effective interest basis over the following estimated useful lives:

                                       Useful Life in Years
                                       --------------------
     Goodwill                                   40
     Distribution rights                        40
     Trademarks                                 40
     Agency license agreements               16 to 40
     Deferred financing costs                 5 to 10

At February 28, 1997, the weighted average remaining useful life of these assets is approximately 36 years. The face value of the officers' life insurance policies totaled $2,852,000 at both February 28, 1997 and February 29, 1996.

LONG-LIVED ASSETS AND INTANGIBLES -
In March 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the financial statements.

ADVERTISING AND PROMOTION COSTS -
The Company generally expenses advertising and promotion costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 1997 and February 29, 1996, are not material. Advertising and promotion expense for the year ended February 28, 1997, the Transition Period, the six months ended February 28, 1995 (unaudited), and the years ended August 31, 1995 and 1994, were approximately $101,319,000, $60,187,000, $41,658,000 (unaudited),
$84,246,000 and $64,540,000, respectively.

INCOME TAXES -
The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax basis of assets and liabilities.

ENVIRONMENTAL -
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 1997 and February 29, 1996.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE -
Primary net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options determined using the treasury stock method) outstanding during the year for Class A Common Stock and Class B Convertible Common Stock. Fully diluted net income per common and common equivalent share assumes the conversion of convertible securities, if any, using the "if converted" method and assumes the exercise of stock options using the treasury stock method.

OTHER -
Certain Transition Period, fiscal 1995 and 1994 balances have been reclassified to conform with current year presentation.


2.  ACQUISITIONS:

VINTNERS -
On October 15, 1993, the Company acquired substantially all of the tangible and intangible assets of Vintners International Company, Inc. (Vintners) other than cash and the Hammondsport winery (the Vintners Assets), and assumed certain current liabilities associated with the ongoing business (the Vintners Acquisition). Vintners was the United States' fifth largest supplier of wine with two of the country's most highly recognized brands, Paul Masson and Taylor California Cellars. The wineries acquired from Vintners included the Monterey Cellars winery in Gonzales, California, and the Paul Masson wineries in Madera and Soledad, California. In addition, the Company leased from Vintners the Hammondsport winery in Hammondsport, New York. The lease was for a period of eighteen months from the date of the Vintners Acquisition and expired during fiscal 1995.

The aggregate purchase price of $148,900,000 (the Cash Consideration) was subject to adjustment based upon the determination of the Final Net Current Asset Amount as defined in the Asset Sale Agreement. In addition, the Company incurred $8,961,000 of direct acquisition and financing costs. The Company also delivered options to Vintners and Household Commercial of California, Inc., one of Vintners' lenders, to purchase an aggregate of 500,000 shares of the Company's Class A Common Stock (the Vintners Option Shares), at an exercise price per share of $18.25, which were exercisable at any time until October 15, 1996. These options were recorded at $8.42 per share, based upon an independent appraisal, and $4,210,000 was reflected as a component of additional paid-in capital. On November 18, 1994, 432,067 of the Vintners Option Shares were exercised (see Note 8). The remaining 67,933 options expired, unexercised, on October 15, 1996.

The Cash Consideration was funded by the Company pursuant to (i) approximately $12,600,000 of Revolving Credit Loans under the Credit Agreement of which $11,200,000 funded the Cash Consideration and $1,400,000 funded the payment of direct acquisition costs; (ii) an accrued liability of approximately $7,700,000 for the holdback described below and (iii) a $130,000,000 subordinated loan (see
Note 5).

At closing, the Company held back from the Cash Consideration approximately 10% of the then estimated net current assets of Vintners purchased by the Company and deposited an additional $2,800,000 of the Cash Consideration into an escrow pending consent of both parties for its release. On September 26, 1996, the Company reached a final settlement with the company formerly known as Vintners International Company, Inc. and its lenders on the disputed final closing net current asset statement. As a result, the Company recorded a purchase price reduction for the Vintners Acquisition, which reduced recorded goodwill by approximately $5,894,000.

The Vintners Acquisition was accounted for using the purchase method; accordingly, the Vintners Assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $38,257,000, is being amortized on a straight-line basis over 40 years. The results of operations of Vintners have been included in the Consolidated Statements of Income since the date of acquisition.

ALMADEN/INGLENOOK -
On August 5, 1994, the Company acquired the Inglenook and Almaden brands, the fifth and sixth largest selling table wines in the United States, a grape juice concentrate business and wineries in Madera and Escalon, California, from Heublein, Inc. (Heublein) (the Almaden/Inglenook Acquisition). The Company also acquired Belaire Creek Cellars, Chateau La Salle and Charles Le Franc table wines, Le Domaine champagne and Almaden, Hartley and Jacques Bonet brandy. The accounts receivable and the accounts payable related to the acquired assets were not acquired by the Company.

The aggregate consideration for the acquired brands and other assets consisted of $130,600,000 in cash, assumption of certain current liabilities and options to purchase an aggregate of 600,000 shares of Class A Common Stock (the Almaden Option Shares). Of the Almaden Option Shares, 200,000 were exercisable at a price of $30 per share and the remaining 400,000 were exercisable at a price of $35 per share. All of the options were exercisable at any time until August 5, 1996. The 200,000 and 400,000 options were recorded at $5.83 and $4.19 per share, respectively, based upon an independent appraisal, and $2,842,000 was reflected as a component of additional paid-in capital. All of the options expired, unexercised, on August 5, 1996. The source of the cash payment made at closing, together with payment of other costs and expenses required by the Almaden/Inglenook Acquisition, was financing provided by the Company pursuant to a term loan under the Credit Agreement (see Note 5).

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

The Almaden/Inglenook Acquisition was accounted for using the purchase method; accordingly, the Almaden/Inglenook assets were recorded at fair market value at the date of acquisition. During fiscal 1995, the Company terminated certain of its long-term grape contracts acquired in connection with the Almaden/Inglenook Acquisition. As a result, the estimated loss reserve at the date of acquisition was reduced by approximately $23,751,000, with a corresponding reduction in goodwill (see Note 9). The excess of purchase price over the estimated fair market value of the net assets acquired (goodwill), $24,028,000, is being amortized on a straight-line basis over 40 years. The results of operations of Almaden/Inglenook have been included in the Consolidated Statements of Income since the date of acquisition.

UDG ACQUISITION -
On September 1, 1995, the Company through its wholly-owned subsidiary, Barton Incorporated (Barton), acquired certain of the assets of United Distillers Glenmore, Inc., and certain of its North American affiliates (collectively, UDG) (the UDG Acquisition). The acquisition was made pursuant to an Asset Purchase Agreement dated August 29, 1995 (the Purchase Agreement), entered into between Barton and UDG. The acquisition included all of UDG's rights to the Fleischmann's, Skol, Mr. Boston, Canadian LTD, Old Thompson, Kentucky Tavern, Chi-Chi's, Glenmore and di Amore distilled spirits brands; the U.S. rights to Inver House, Schenley and El Toro distilled spirits brands; and related inventories and other assets. The acquisition also included two of UDG's production facilities; one located in Owensboro, Kentucky, and the other located in Albany, Georgia. In addition, pursuant to the Purchase Agreement, the parties entered into multiyear agreements under which Barton will (i) purchase various bulk distilled spirits brands from UDG and (ii) provide packaging services for certain of UDG's distilled spirits brands as well as warehousing services.

The aggregate consideration for the acquired brands and other assets consisted of $141,780,000 in cash and assumption of certain current liabilities. The source of the cash payment made at closing, together with payment of other costs and expenses required by the UDG Acquisition, was financing provided by the Company pursuant to a term loan under the Credit Agreement (see Note 5).

The UDG Acquisition was accounted for using the purchase method; accordingly, the UDG assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $86,348,000, is being amortized on a straight-line basis over 40 years. The results of operations of the UDG Acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

3.  PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

                                             February 28,   February 29,
                                                 1997           1996
                                             ------------   ------------
    (IN THOUSANDS)
    Land                                      $   16,961     $   16,867
    Buildings and improvements                    76,379         76,694
    Machinery and equipment                      243,274        226,432
    Motor vehicles                                 5,355          5,814
    Construction in progress                      13,999         12,404
                                              ----------     ----------
                                                 355,968        338,211
    Less - Accumulated depreciation             (106,416)       (87,573)
                                              ----------     ----------
                                              $  249,552     $  250,638
                                              ==========     ==========


4.  OTHER ASSETS:

The major components of other assets are as follows:

                                             February 28,   February 29,
                                                 1997           1996
                                             ------------   ------------
    (IN THOUSANDS)
    Goodwill                                  $  150,595     $  156,489
    Distribution rights, agency license
      agreements and trademarks                  119,316        119,316
    Other                                         22,936         23,123
                                              ----------     ----------
                                                 292,847        298,928
    Less - Accumulated amortization              (22,513)       (13,006)
                                              -----------    ----------
                                              $  270,334     $  285,922
                                              ==========     ==========

5.  BORROWINGS:

Borrowings consist of the following:

                                                                                     February 29,
                                                        February 28, 1997                1996
                                              ------------------------------------   ------------
                                              Current       Long-term       Total        Total
(IN THOUSANDS)                                --------      ---------     --------     ---------
Notes Payable:
  Senior Credit Facility:
    Revolving Credit Loans                    $ 57,000      $   --        $ 57,000      $111,300
                                              ========      ========      ========      ========
Long-term Debt:
  Senior Credit Facility:
    Term Loan, variable rate,
    aggregate proceeds of $246,000,
    due in installments through
    August 2001                               $ 40,000      $145,900      $185,900      $236,000

  Senior Subordinated Notes:
    8.75% redeemable after
    December 15, 1998, due 2003                   --         130,000       130,000       130,000

    8.75% Series C redeemable after
    December 15, 1998, due 2003 (less
    unamortized discount of $3,220 -
    effective rate 9.76%)                         --          61,780        61,780          --

  Capitalized Lease Agreements:
    Capitalized facility lease bearing
    interest at 9%, due in monthly
    installments through fiscal 1998               348          --             348           972

  Industrial Development Agencies:
    7.50% 1980 issue, original proceeds
    $2,370, due in annual installments
    of $119 through fiscal 2000                    119           237           356           474

  Other Long-term Debt:
    Loans payable bearing interest at
    5%, secured by cash surrender value
    of officers' life insurance policies          --             967           967           967
                                              --------      --------      --------      --------
                                              $ 40,467      $338,884      $379,351      $368,413
                                              ========      ========      ========      ========

SENIOR CREDIT FACILITY -
The Company and a syndicate of 15 banks (the Syndicate Banks), for which The Chase Manhattan Bank, N.A. acts as agent, are parties to a third amended and restated credit agreement (the Credit Agreement). The Credit Agreement currently provides for a Term Loan and a Revolving Credit Loan facility. The interest on the Term Loan and on all drawn Revolving Credit Loans may be based on either the London Interbank Offering Rate (LIBOR) plus a predetermined margin, competitive bid rates from the Syndicate Banks or the prime rate. The interest rate margin for LIBOR based loans may range from 0.5% to 1.25% depending on the Company's debt coverage ratio as defined in the Credit Agreement. The margin on LIBOR based loans was 1.00%, 0.75%, 1.00% and 1.25% at February 28, 1997, February 29, 1996 and August 31, 1995 and 1994, respectively.

The principal of the Term Loan is to be repaid in quarterly installments of $10,000,000 with a final payment of $5,900,000, due on August 15, 2001. There are certain mandatory Term Loan prepayments as defined in the Credit Agreement including aggregate proceeds received in excess of $50,000,000 from subordinated debt offerings, 50% of any proceeds from the sale of equity and excess proceeds from the sale of assets as defined in the Credit Agreement.

The Revolving Credit Loan facility has a capacity of $185,000,000 which may be utilized by the Company in the form of Revolving Credit Loans and up to a maximum of $20,000,000 of Revolving Letters of Credit. The Company primarily utilizes the Revolving Credit Loans to finance working capital and operating requirements and classifies the Revolving Credit Loans as a current liability, as it intends to repay all amounts outstanding within one year. The Company had average outstanding Revolving Credit Loans of approximately $88,825,000 and $93,800,000 for the year ended February 28, 1997 and the Transition Period, respectively. Amounts available to be drawn down under the Revolving Credit Loans were $119,378,000 and $68,680,000 at February 28, 1997 and February 29, 1996, respectively. The average interest rate on the Revolving Credit Loans was 6.58%, 6.76%, 7.16% and 6.07%, for fiscal 1997, the Transition Period, fiscal 1995 and fiscal 1994, respectively. Commitment fees are due based upon the unused portion of the Revolving Credit Loan facility. The fee is based upon the Company's debt ratio as defined in the Credit Agreement which can range from 0.2% to 0.375%. At February 28, 1997 and February 29, 1996, the commitment fee percentages were 0.325% and 0.25%, respectively.

The Syndicate Banks have been given security interests in substantially all of the assets of the Company including mortgage liens on certain real property. The Credit Agreement contains certain covenants providing for restrictions on mergers, consolidations, sale of assets, payment of dividends and incurring of other debt, liens, guarantees and making of new investments. The primary financial covenants in the Credit Agreement require the maintenance of minimum defined tangible net worth, a debt ratio, a fixed charge ratio and an interest coverage ratio.

At February 28, 1997, the Company maintains, in accordance with the Credit Agreement, interest rate protection agreements, in an amount equal to $55,000,000, which protect the Company against three month LIBOR exceeding 6.25% per annum and require payments when three month LIBOR rates are below 4.75%. These agreements expire through December 1997.

SENIOR SUBORDINATED NOTES -
On December 27, 1993, the Company issued $130,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due in December 2003 (the Notes). The Company used the net proceeds to repay the subordinated loan incurred in the Vintners Acquisition. Interest on the Notes is payable semiannually on June 15 and December 15 of each year. The Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the Credit Agreement. The Notes are guaranteed, on a senior subordinated basis, by all of the Company's significant operating subsidiaries.

The Trust Indenture relating to the Notes contains certain covenants, including, but not limited to, (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge ratio requiring a specified minimum.

On October 29, 1996, the Company issued $65,000,000 aggregate principal amount of 8.75% Series B Senior Subordinated Notes due in December 2003 (the Series B Notes). The Company used the net proceeds of approximately $61,700,000 to repay $50,000,000 of Revolving Credit Loans and to prepay and permanently reduce $9,600,000 of the Term Loan. The remaining proceeds were used to pay various fees and expenses associated with the offering. The terms of the Series B Notes were substantially identical to those of the Notes. In February 1997, the Company exchanged $65,000,000 aggregate principal amount of 8.75% Series C Senior Subordinated Notes due in December 2003 (the Series C Notes) for the Series B Notes. The terms of the Series C Notes are identical in all material respects to the Series B Notes.

LOANS PAYABLE -
Loans payable, secured by officers' life insurance policies, carry an interest rate of 5%. The notes carry no due dates and it is management's intention not to repay the notes during the next fiscal year.

CAPITALIZED LEASE AGREEMENTS - INDUSTRIAL DEVELOPMENT AGENCIES -
Certain capitalized lease agreements require the Company to make lease payments equal to the principal and interest on certain bonds issued by Industrial Development Agencies. The bonds are secured by the leases and the related facilities. These transactions have been treated as capital leases with the related assets included in property, plant and equipment and the lease commitments included in long-term debt. Among the provisions under the debenture and lease agreements are covenants that define minimum levels of working capital and tangible net worth and the maintenance of certain financial ratios as defined in the agreements.

DEBT PAYMENTS -
Principal payments required under long-term debt obligations during the next five fiscal years are as follows:

                             February 28, 1997
                             -----------------
                              (IN THOUSANDS)
                         1998               $ 40,467
                         1999                 40,119
                         2000                 40,118
                         2001                 40,000
                         2002                 25,900
                      Thereafter             195,967
                                            --------
                                            $382,571
                                            ========


6. INCOME TAXES:

The provision for Federal and state income taxes consists of the following:

                                                              For the Six
                                        For the                  Months             For the
                                      Year Ended                 Ended            Years Ended
                                   February 28, 1997          February 29,         August 31,
                            -------------------------------   ------------    --------------------
                                       State and
                            Federal      Local       Total        1996          1995        1994
                            -------    ---------    -------   ------------    --------    --------
(IN THOUSANDS)
Current income tax
  provision                 $ 9,412     $ 4,935     $14,347      $ 1,390      $  6,446    $ 11,510
Deferred income tax
  provision (benefit)         5,621         148       5,769        1,991        19,232      (4,319)
                            -------     -------     -------      -------      --------    --------
                            $15,033     $ 5,083     $20,116      $ 3,381      $ 25,678    $  7,191
                            =======     =======     =======      =======      ========    ========

The components of the deferred income tax provision (benefit) are as follows:


                                             For the Six
                               For the Year     Months      For the Years Ended
                                  Ended         Ended            August 31,
                               February 28,  February 29,  ---------------------
                                   1997          1996        1995         1994
                               ------------  ------------  --------     --------

Depreciation and amortization    $ 5,130      $  4,752     $ 10,089     $ 4,610
LIFO reserve                        (602)       (2,007)       1,871       1,306
Prepaid advertising               (1,379)         (922)         792         258
Inventory reserves                 5,616         1,868        5,163      (2,186)
Restructuring costs                  386         2,155        3,144      (8,843)
Other accruals                    (3,382)       (3,855)      (1,827)        536
                                 -------      --------     --------     -------
                                 $ 5,769      $  1,991     $ 19,232     $(4,319)
                                 =======      ========     ========     =======

A reconciliation of the total tax provision to the amount computed by applying the expected U.S. Federal income tax rate to income before provision for Federal and state income taxes is as follows:


                            For the Year Ended      For the Six Months        For the Years Ended August 31,
                               February 28,         Ended February 29,      ----------------------------------
                                   1997                    1996                   1995              1994
                            -------------------     -------------------     ----------------   ---------------
                                          % of                    % of                 % of              % of
                                         Pretax                  Pretax               Pretax            Pretax
                            Amount       Income     Amount       Income     Amount    Income   Amount   Income
                            -------      ------     -------      ------     ------    ------   ------   ------
(IN THOUSANDS)
Computed "expected"
  tax provision             $16,727       35.0      $ 2,346       35.0      $23,344    35.0    $ 6,623   35.0

State and local
  income taxes,
  net of Federal income
  tax benefit                 3,304        6.9          827       12.3        2,395     3.6        644    3.4

Nondeductible meals
  and entertainment
  expenses                      310         .6          205        3.1          290      .4         87     .5

Miscellaneous items, net       (225)       (.4)           3        --          (351)    (.5)      (163)   (.9)
                            -------       ----      -------       ----      -------    ----    -------   ----
                            $20,116       42.1      $ 3,381       50.4      $25,678    38.5    $ 7,191   38.0
                            =======       ====      =======       ====      =======    ====    =======   ====

Deferred tax liabilities (assets) are comprised of the following:

                                           February 28,     February 29,
                                               1997             1996
                                           ------------     ------------
        (IN THOUSANDS)
        Depreciation and amortization        $ 71,511         $ 66,746
        LIFO reserve                            2,019            2,638
        Prepaid advertising                       801            2,201
        Restructuring costs                    (3,567)          (3,963)
        Inventory reserves                      9,418            3,648
        Other accruals                        (13,191)          (9,685)
                                             --------         --------
                                             $ 66,991         $ 61,585
                                             ========         ========


At February 28, 1997, the Company has state and U.S.  Federal net operating loss
(NOL) carryforwards of $17,043,000 and $4,567,000, respectively, to offset future taxable income that, if not otherwise utilized, will expire as follows: state NOLs of $6,945,000 and $10,098,000 at February 28, 2001 and 2002,
respectively, and Federal NOL of $4,567,000 at February 28, 2011.

At February 28, 1997, the Company has Federal alternative minimum tax credit carryforwards of $2,852,000 to offset future tax with no expiration date.


7. PROFIT SHARING RETIREMENT PLANS AND RETIREMENT SAVINGS PLAN:

The Company's profit sharing retirement plans, which cover substantially all employees, provide for contributions by the Company in such amounts as the Board of Directors may annually determine and for voluntary contributions by employees. The plans are qualified as tax-exempt under the Internal Revenue Code and conform with the Employee Retirement Income Security Act of 1974. The Company's provisions for the plans, including the Barton plan described below, were $4,999,000 for the year ended February 28, 1997, $2,579,000 in the Transition Period and $3,830,000 and $3,414,000 in fiscal 1995 and 1994, respectively.

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, permits substantially all full-time employees of the Company (excluding Barton employees) to defer a portion of their compensation on a pretax basis. Participants may defer up to 10% of their compensation for the year. The Company makes a matching contribution of 25% of the first 4% of compensation an employee defers. Company contributions to this plan were $700,000 for the year ended February 28, 1997, $325,000 in the Transition Period and $281,000 and $207,000 in fiscal 1995 and 1994, respectively.

The Barton profit sharing and 401(k) plan covers all salaried employees of Barton. The amount of Barton's contribution under the profit sharing portion of the plan is at the discretion of its Board of Directors, subject to limitations of the plan. Contribution expense was $2,504,000 for the year ended February 28, 1997, $1,095,000 in the Transition Period and $1,430,000 and $1,395,000 in
fiscal 1995 and 1994, respectively. Pursuant to the 401(k) portion of the plan, participants may defer up to 8% of their compensation for the year, subject to limitations of the plan, and receive no matching contribution from Barton.


8.  STOCKHOLDERS' EQUITY:

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

At February 28, 1997, there were 15,546,864 shares of Class A Common Stock and 3,330,458 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

STOCK REPURCHASE AUTHORIZATION -
On January 11, 1996, the Company's Board of Directors authorized the repurchase of up to $30,000,000 of its Class A and Class B Common stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the Credit Agreement. Throughout the year ending February 28, 1997, the Company repurchased 787,450 shares of Class A Common Stock totaling $20,765,000.

PREFERRED STOCK -
The Company is authorized to issue up to 1,000,000 shares of preferred stock in one or more series, at a par value of $.01 per share. The terms of any issuance of the preferred stock will be fixed by resolution of the Board of Directors. No preferred stock has been issued as of February 28, 1997.

STOCK OPTION AND STOCK APPRECIATION RIGHT PLAN -
The Company has in place a Stock Option and Stock  Appreciation  Right Plan (the
Plan). Under the Plan, nonqualified stock options and incentive stock options may be granted to purchase and stock appreciation rights may be granted with respect to, in the aggregate, not more than 3,000,000 shares of the Company's Class A Common Stock. Options and stock appreciation rights may be issued to employees, officers or directors of the Company. Nonemployee directors are eligible to receive only nonqualified stock options and stock appreciation rights. The option price of any incentive stock option may not be less than the fair market value of the shares on the date of grant. The exercise price of any nonqualified stock option must equal or exceed 50% of the fair market value of the shares on the date of grant. Options become fully vested and exercisable over periods of one to five years as determined by the Compensation Committee of the Board of Directors and have a maximum term of ten years. Changes in the status of the Plan during the year ended February 28, 1997, the Transition Period, fiscal 1995 and fiscal 1994 are summarized as follows:


                                                      Weighted         Options
                                       Shares       Avg. Exercise     Available
                                    Under Option        Price         for Grant
                                    ------------    -------------     ---------
  Balance, August 31, 1993             452,375         $  12.65
  Options granted                      125,000         $  25.62
  Options exercised                     (2,250)        $   4.44
  Options forfeited/canceled           (11,625)        $   8.09
                                     ---------
  Balance, August 31, 1994             563,500         $  15.65       2,401,850
  Options granted                      289,000         $  40.29
  Options exercised                   (114,075)        $   7.02
  Options forfeited/canceled            (4,500)        $  19.22
                                     ---------
  Balance, August 31, 1995             733,925         $  26.68       2,117,350
  Options granted                      571,050         $  36.01
  Options exercised                    (18,000)        $  13.23
  Options forfeited/canceled          (193,250)        $  44.06
                                     ---------
  Balance, February 29, 1996         1,093,725         $  28.70       1,739,550
  Options granted                    1,647,700         $  22.77
  Options exercised                     (3,750)        $   4.44
  Options forfeited/canceled        (1,304,700)        $  32.09
                                     ---------
  Balance, February 28, 1997         1,432,975         $  18.85       1,396,550
                                     =========


The following table summarizes information about stock options outstanding at February 28, 1997:

                                Options Outstanding                       Options Exercisable
                    ---------------------------------------------    -----------------------------
                                   Weighted Avg.
    Range of           Number        Remaining      Weighted Avg.       Number       Weighted Avg.
Exercise Prices     Outstanding  Contractual Life  Exercise Price    Exercisable    Exercise Price
---------------     -----------  ----------------  --------------    -----------    --------------

$ 4.44 - $11.50         94,675       4.7 years        $   9.64          28,425         $   5.31
$17.00 - $22.25      1,079,800       8.3 years        $  17.29          23,000         $  17.30
$22.25 - $30.00        258,500       9.3 years        $  28.76            --           $    -
                     ---------                                          ------
                     1,432,975                                          51,425
                     =========                                          ======

The weighted average fair value of options granted during fiscal 1997 and the Transition Period was $10.27 and $15.90, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.6% for fiscal 1997 and 5.5% for the Transition Period; volatility of 42.7% for fiscal 1997 and 39.6% for the Transition Period; expected option life of 4.7 years for fiscal 1997 and 5.4 years for the Transition Period. The dividend yield was 0% for both fiscal 1997 and the Transition Period. Forfeitures are recognized as they occur.

EMPLOYEE STOCK PURCHASE PLAN -
In fiscal 1989, the Company approved a stock purchase plan under which 1,125,000 shares of Class A Common Stock can be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's

Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During fiscal 1997, the Transition Period, fiscal 1995 and fiscal 1994, employees purchased 37,768, 20,869, 28,641 and 58,955 shares, respectively.

The weighted average fair value of purchase rights granted during fiscal 1997 was $7.74. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.6%; volatility of 65.4%; expected purchase right life of 0.8 years and a dividend yield of 0%. No purchase rights were granted in the Transition Period.

PRO FORMA DISCLOSURE -
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. In fiscal 1997, the Company elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized the compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income and net income per common and common equivalent share would have been reduced to the pro forma amounts as follows:

                                For the Year Ended      For the Six Months Ended
                                 February 28, 1997          February 29, 1996
                              -----------------------   ------------------------
                              As Reported   Pro Forma   As Reported   Pro Forma
                              -----------   ---------   -----------   ---------
(IN THOUSANDS, EXCEPT
 PER SHARE DATA)
Net income                     $  27,675    $  25,163    $  3,322     $  3,178

Net income per common
  and common equivalent share:
    Primary                    $    1.41    $    1.28    $    .17     $    .16
    Fully diluted              $    1.40    $    1.28    $    .17     $    .16

The provisions of SFAS No. 123 have not been applied to options or purchase rights granted prior to September 1, 1995. Therefore, the resulting pro forma effect on net income may not be representative of that to be expected in future years.

STOCK OFFERING -
During November 1994, the Company completed a public offering and sold 3,000,000 shares of its Class A Common Stock, resulting in net proceeds to the Company of approximately $95,515,000 after underwriters' discounts and commissions and expenses. In connection with the offering, 432,067 of the Vintners Option Shares were exercised and the Company received proceeds of $7,885,000. Under the terms of the amended Credit Agreement, approximately $82,000,000 was used to repay a portion of the Term Loan under the Company's Credit Agreement. The balance of net proceeds was used to repay Revolving Credit Loans under the Credit Agreement.

9.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES -
Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows:

                                 February 28, 1997
                                 -----------------
                                   (IN THOUSANDS)
                            1998                 $ 1,068
                            1999                     829
                            2000                     776
                            2001                     740
                            2002                     714
                         Thereafter                1,790
                                                 -------
                                                 $ 5,917
                                                 =======

Rental expense was approximately $4,716,000 for the year ended February 28, 1997, $2,382,000 in the Transition Period, $4,193,000 in fiscal 1995 and $3,318,000 in fiscal 1994.

PURCHASE COMMITMENTS AND CONTINGENCIES - The Company has agreements with three suppliers to purchase blended Scotch whisky through December 2003. The purchase prices under the agreements are denominated in British pounds sterling and based upon exchange rates at February 28, 1997, the Company's aggregate future obligation will be approximately $18,340,000 to $36,775,000 for the contracts expiring through December 2003.

The Company has two agreements to purchase Canadian blended whisky through December 1999 at a purchase price of approximately $1,050,000 to $8,903,000. The Company also has two agreements to purchase Canadian new distillation whisky (including dumping charges) through December 2005 at purchase prices of approximately $17,360,000 to $19,133,000. In addition, the Company has an agreement to purchase corn whiskey through April 1999 at a purchase price of approximately $294,000.

All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 states was renewed effective November 22, 1996, and expires December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December 1999 and may be extended by the Company through June 2003, subject to compliance with certain performance criteria. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 1997, the Company believes it is in compliance with all of its material distribution agreements and given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

In connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company assumed purchase contracts with certain growers and suppliers. In addition, the Company has entered into other purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to fifteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract.

The Company purchased $142,547,000 of grapes under these contracts during fiscal 1997. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining term of the contracts will be approximately $900,343,000. During fiscal 1994, in connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company established a reserve for the estimated loss on these firm purchase commitments of approximately $62,664,000, which was subsequently reduced during fiscal 1995 to reflect the effects of the termination payments to cancel contracts with certain growers (see Note 2). The remaining reserve for the estimated loss on the remaining contracts is approximately $1,171,000 at February 28, 1997.

The Company's aggregate obligations under bulk wine purchase contracts will be approximately $61,486,000 over the remaining term of the contracts which expire through fiscal 2000.

EMPLOYMENT  CONTRACTS -
The Company has employment contracts with certain of its executive officers and certain other management personnel with remaining terms ranging up to four years. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. The aggregate commitment for future compensation and severance, excluding incentive bonuses, was approximately $10,534,000 as of February 28, 1997, of which approximately $2,223,000 is accrued in other liabilities as of February 28, 1997.

EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
Approximately 43% of the Company's full-time employees are covered by collective bargaining agreements at February 28, 1997. Agreements expiring within one year cover approximately 27% of the Company's full-time employees.

LEGAL  MATTERS -
The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.


10. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Gross sales to the five largest wholesalers of the Company represented 22.9%, 16.9%, 21.6% and 23.7% of the Company's gross sales for the fiscal year ending February 28, 1997, the Transition Period and for the fiscal years ended August 31, 1995 and 1994, respectively. Gross sales to the Company's largest wholesaler, Southern Wine and Spirits, represented 10.5%, 10.6% and 12.3% of the Company's gross sales for the fiscal year ended February 28, 1997 and for the fiscal years ended August 31, 1995 and 1994, respectively. No single wholesaler was responsible for greater than 10% of gross sales during the Transition Period. Gross sales to the Company's five largest wholesalers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its wholesalers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

11. RESTRUCTURING PLAN:

The Company provided for costs to restructure the operations of its California wineries (the Restructuring Plan) in the fourth quarter of fiscal 1994. Under the Restructuring Plan, all bottling operations at the Central Cellars winery in Lodi, California, and the branded wine bottling operations at the Monterey Cellars winery in Gonzales, California, were moved to the Mission Bell winery located in Madera, California. The Monterey Cellars winery will continue to be used as a crushing, winemaking and contract bottling facility. The Central Cellars winery was closed in the fourth quarter of fiscal 1995 and was sold for its approximate net book value during fiscal 1997. In fiscal 1994, the Restructuring Plan reduced income before taxes and net income by approximately $24,005,000 and $14,883,000, respectively, or $.91 per share on a fully diluted basis. Of the total pretax charge in fiscal 1994, approximately $16,481,000 was to recognize estimated losses associated with the revaluation of land, buildings and equipment related to facilities described above to their estimated net realizable value; and approximately $7,524,000 related to severance and other benefits associated with the elimination of 260 jobs. In fiscal 1995, the Restructuring Plan reduced income before income taxes and net income by approximately $2,238,000 and $1,376,000, respectively, or $.07 per share on a fully diluted basis. Of the total pretax charge in fiscal 1995, $4,288,000 relates to equipment relocation and employee hiring and relocation costs, offset by a decrease of $2,050,000 in the valuation reserve as compared to fiscal 1994, primarily related to the land, buildings and equipment at the Central Cellars winery. The Company also expended approximately $19,071,000 in fiscal 1995 for capital expenditures to expand storage capacity and install certain relocated equipment. In the Transition Period, the expense incurred in connection with the Restructuring Plan reduced income before taxes and net income by approximately $2,404,000 and $1,192,000, respectively, or $.06 per share on a fully diluted basis. These charges represented incremental, nonrecurring expenses of $3,982,000 primarily incurred for overtime and freight expenses resulting from inefficiencies related to the Restructuring Plan, offset by a reduction in the accrual for restructuring expenses of $1,578,000, primarily for severance and facility holding and closure costs. The Company completed the Restructuring Plan at February 29, 1996, with a total employment reduction of 177 jobs. The Company expended approximately $2,125,000 in fiscal 1997 and $6,644,000 during the Transition Period for capital expenditures to expand storage capacity. As of February 28, 1997 and February 29, 1996, the Company had accrued liabilities of approximately $402,000 and $1,186,000, respectively, relating to the Restructuring Plan.


12. SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

The  subsidiary  guarantors  are  wholly-owned  and  the  guarantees  are  full, unconditional, joint and several obligations of each of the subsidiary guarantors. Summarized financial information for the subsidiary guarantors is set forth below. Separate financial statements for the subsidiary guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated
Notes:

                                  February 28,          February 29,
                                      1997                  1996
                                  ------------          ------------
(IN THOUSANDS)
Balance Sheet Data:
  Current assets                   $  401,870            $  404,655
  Noncurrent assets                $  403,068            $  306,647
  Current liabilities              $  100,009            $  122,923
  Noncurrent liabilities           $   65,300            $   67,132

                               For the Year     For the Six Months Ended     For the Years Ended August 31,
                                  Ended       ----------------------------   ------------------------------
                               February 28,   February 29,    February 28,
                                   1997           1996            1995             1995           1994
                               -----------    ------------    ------------       --------       --------
(IN THOUSANDS)
Income Statement Data:
  Net sales                      $907,387       $416,839        $334,885         $716,969       $514,466
  Gross profit                   $164,471       $ 73,843        $ 62,883         $131,489       $ 81,454
  Income (loss) before
  provision for Federal and
  and state income taxes         $ 47,303       $ 17,083        $ 22,690         $ 52,756       $ (7,048)
  Net income (loss)              $ 27,392       $  8,466        $ 13,954         $ 32,445       $ (4,370)

13.  ACCOUNTING PRONOUNCEMENTS:

In February 1997,  Statement of Financial Accounting Standards No. 128 (SFAS No.
128), "Earnings per Share," was issued, superseding Accounting Principles Board Opinion No. 15 (Opinion 15), "Earnings per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) for companies with publicly held common stock or potential common stock. This statement replaces the reporting of primary EPS with basic EPS and changes the computation of fully diluted EPS to dilutive EPS which uses the average share price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by Opinion 15. The Company will be required to adopt SFAS No. 128 on a prospective basis in fiscal 1998. The Company believes the effect of adoption will not be material.


14.  FEBRUARY FISCAL YEAR FINANCIAL DATA (UNAUDITED):

The financial data presented below summarizes recast unaudited activity for the 1996, 1995 and 1994 fiscal years ended the last day of February.

                                    Full Year     Full Year     Full Year
                                      Recast        Recast        Recast
                                   February 29,  February 28,  February 28,
                                       1996          1995          1994
                                   ------------  ------------  ------------
                                    (unaudited)   (unaudited)   (unaudited)
(IN THOUSANDS)
GROSS SALES                         $1,331,184    $1,046,792    $ 635,983
  Less - Excise taxes                 (344,101)     (257,239)    (165,049)
                                    ----------    ----------    ---------
    Net sales                          987,083       789,553      470,934
COST OF PRODUCT SOLD                  (722,325)     (566,713)    (332,463)
                                    ----------    ----------    ---------
    Gross profit                       264,758       222,840      138,471
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             (191,683)     (141,653)     (93,903)
NONRECURRING RESTRUCTURING EXPENSES     (3,957)      (24,690)        -
                                    ----------    ----------    ---------
    Operating income                    69,118        56,497       44,568
INTEREST EXPENSE, NET                  (28,758)      (22,911)     (11,495)
                                    ----------    ----------    ---------
    Income before provision for
    Federal and state income taxes      40,360        33,586       33,073
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                   (16,339)      (12,928)     (12,629)
                                    ----------    ----------    ---------
NET INCOME                          $   24,021    $   20,658    $  20,444
                                    ==========    ==========    =========

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  FOR THE YEAR ENDED FEBRUARY 28, 1997, SIX MONTHS ENDED FEBRUARY 29, 1996 AND
                    THE YEARS ENDED AUGUST 31, 1995 AND 1994
                      (in thousands, except per share data)

QUARTER ENDED          5/31/96     8/31/96    11/30/96     2/28/97       YEAR
                      ----------------------------------------------------------
Net sales             $276,493    $279,218    $317,733    $261,569    $1,135,013
Gross profit            72,907      69,835      81,683      66,407       290,832
Net income               8,501       4,941       8,311       5,922        27,675
Earnings per share:
  Primary                  .43         .25         .42         .31          1.41
  Fully diluted            .43         .25         .42         .30          1.40

QUARTER ENDED         11/30/95     2/29/96                            SIX MONTHS
                      ----------------------------------------------------------
Net sales             $285,585    $249,439                              $535,024
Gross profit            77,253      61,563                               138,816
Net income              10,412(a)   (7,090)(b)                             3,322
Earnings per share:
  Primary                  .52        (.36)                                  .17
  Fully diluted            .52        (.36)                                  .17


QUARTER ENDED         11/30/94     2/28/95     5/31/95     8/31/95       YEAR
                      ----------------------------------------------------------
Net sales             $243,542    $210,943    $222,770    $229,289    $  906,544
Gross profit            69,160      57,631      63,262      62,680       252,733
Net income              10,332       9,988      10,637      10,063        41,020
Earnings per share:
  Primary                  .61         .50         .53         .50          2.14
  Fully diluted            .61         .50         .53         .50          2.13


QUARTER ENDED         11/30/93     2/28/94     5/31/94     8/31/94       YEAR
                      ----------------------------------------------------------
Net sales             $154,485    $140,031    $154,223    $180,845    $  629,584
Gross profit            44,655      41,668      42,775      53,275       182,373
Net income               5,653       5,741       6,655      (6,316)       11,733
Earnings per share:
  Primary                  .40         .35         .41        (.39)          .74
  Fully diluted            .37         .35         .41        (.38)          .74

(a) During the quarter ended November 30, 1995, the Company recorded nonrecurring operating expenses, net of tax, of approximately $1,980,000 related to inefficiencies resulting from the Company's Restructuring Plan offset by a reduction in the accrual for restructuring expenses, net of tax, of approximately $960,000, primarily for severance and facility holding and closure costs. The Company recorded other nonrecurring expenses, net of tax, of approximately $780,000.

(b) During the quarter ended February 29, 1996, the Company recorded nonrecurring operating expenses, net of tax, of approximately $2,852,000 related to inefficiencies resulting from the integration of the West Coast wineries, of which $2,412,000 has been recorded as a component of cost of goods sold and $440,000 has been recorded as nonrecurring restructuring expense. In addition, the Company recorded, net of tax, $1,470,000 for employee bonuses and $1,270,000, net of tax, of other non-recurring expenses.


                     The accompanying notes to consolidated
                      financial statements are an integral
                             part of this schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 22, 1997, under that section of the proxy statement titled "Nomination and Election of Directors," and under a caption titled "Section 16(a) Beneficial Ownership Reporting Compliance," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 22, 1997, under that section of the proxy statement titled "Executive Compensation," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 22, 1997, under those sections of the proxy statement titled "Beneficial Ownership" and "Nomination and Election of Directors," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 22, 1997, under that section of the proxy statement titled "Executive Compensation," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          The following consolidated financial statements of the Company are submitted herewith:

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets - February 28, 1997 and February 29, 1996

                    Consolidated Statements of Income for the year ended February 28, 1997, for the six months ended February 29, 1996 and February 28, 1995 (unaudited) and for the years ended August 31, 1995 and 1994

                    Consolidated Statements of Changes in Stockholders' Equity for the year ended February 28, 1997, for the six months ended February 29, 1996 and for the years ended August 31, 1995 and 1994

                    Consolidated Statements of Cash Flows for the year ended February 28, 1997, for the six months ended February 29, 1996 and February 28, 1995 (unaudited) and for the years ended August 31, 1995 and 1994

                    Notes to Consolidated Financial Statements

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

      3.  Exhibits required to be filed by Item 601 of Regulation S-K

          The following exhibits are filed herewith or incorporated herein by reference, as indicated:

          2.1 Stock Purchase Agreement dated April 27, 1993 among the Company, Barton Incorporated and the stockholders of Barton Incorporated, Amendment No. 1 to Stock Purchase Agreement dated May 3, 1993, and Amendment No. 2 to Stock Purchase Agreement dated June 29, 1993 (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).

          2.2 Asset Sale Agreement dated September 14, 1993 between the Company and Vintners International Company, Inc. (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

          2.3 Amendment dated as of October 14, 1993 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Company (filed as Exhibit 2(b) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

          2.4 Amendment No. 2 dated as of January 18, 1994 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Company (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).

          2.5 Asset Purchase Agreement dated August 3, 1994 between the Company and Heublein, Inc. (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).

          2.6 Amendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-3 (Amendment No.
               2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).

          2.7 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).

          2.8 Amendment dated November 30, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1994 and incorporated herein by reference).

          2.9 Asset Purchase Agreement among Barton Incorporated (a wholly-owned subsidiary of the Company), United Distillers Glenmore, Inc., Schenley Industries, Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

          3.1  Restated  Certificate of  Incorporation  of the Company (filed as
               Exhibit 3.1 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

          3.2 Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 and incorporated herein by reference).

          4.1 Specimen of Certificate of Class A Common Stock of the Company (filed as Exhibit 1.1 to the Company's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).

          4.2 Specimen of Certificate of Class B Common Stock of the Company (filed as Exhibit 1.2 to the Company's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).

          4.3 Indenture dated as of December 27, 1993 among the Company, its Subsidiaries and Chemical Bank (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

          4.4 First Supplemental Indenture dated as of August 3, 1994 among the Company, Canandaigua West, Inc. and Chemical Bank (filed as
               Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

          4.5 Second Supplemental Indenture dated August 25, 1995, among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and Chemical Bank (filed as
               Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

          4.6 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes due 2003 dated as of October 29, 1996 among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as
               Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673 and incorporated herein by reference).

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

          10.6 Amendment No. 5 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).

          10.7 Amendment No. 6 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

          10.8 Amendment No. 7 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

          10.9 Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.10Barton Incorporated  Management  Incentive Plan (filed as Exhibit
               10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.11Ellis M.  Goodman  Split  Dollar  Insurance  Agreement  (filed as
               Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.12Barton Brands, Ltd. Deferred  Compensation Plan (filed as Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.13Marvin Sands Split Dollar  Insurance  Agreement (filed as Exhibit
               10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.14Third Amended and Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent, dated as of September 1, 1995 (filed as Exhibit 2(b) to the Company's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

          10.15Amendment No. 1, dated as of December 20, 1995, to Third Amended and Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 and incorporated herein by reference).

          10.16Amendment No. 2, dated as of January 10, 1996, to Third Amended and Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 and incorporated herein by reference).

          10.17Letter agreement, effective as of October 7, 1995, as amended, addressing compensation, between the Company and Daniel Barnett (filed as Exhibit 10.23 to the Company's Transition Report on
               Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

          10.18Amendment  No. 3, dated as of May 17, 1996,  to Third Amended and
               Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.24 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

          10.19Amendment  No. 4, dated as of May 17, 1996,  to Third Amended and
               Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1996 and incorporated herein by reference).

          10.20Amendment No. 5, dated as of October 10, 1996, to Third Amended and Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

          10.21Amendment  No. 8 to the  Canandaigua  Wine  Company,  Inc.  Stock
               Option and Stock Appreciation Right Plan (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

          11.1 Statement of Computation of Per Share Earnings (filed herewith).

          21.1 Subsidiaries of Company (filed herewith).

          23.1 Consent of Arthur Andersen LLP (filed herewith).

          27.1 Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

     The following Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the fourth quarter of the Company's fiscal year ended February 28, 1997: Form 8-K dated December 19, 1996. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANANDAIGUA WINE COMPANY, INC.


Dated:   May 29, 1997               By:  /s/ Richard Sands
                                         -----------------
                                         Richard Sands, President and Chief
                                         Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Sands                     /s/ Thomas S. Summer
-----------------                     --------------------
Richard Sands, President, Chief       Thomas S. Summer, Senior Vice President
Executive Officer and Director        and Chief Financial Officer (Principal
(Principal Executive Officer )        Financial Officer and Principal Accounting
                                      Officer)
Dated:  May 29, 1997                  Dated:  May 29, 1997


/s/ Marvin Sands                      /s/ Robert Sands
----------------                      ----------------
Marvin Sands, Chairman of the Board   Robert Sands, Director
Dated:  May 29, 1997                  Dated:  May 29, 1997


/s/ George Bresler                    /s/ James A. Locke, III
------------------                    -----------------------
George Bresler, Director              James A. Locke, III, Director
Dated:  May 29, 1997                  Dated:  May 29, 1997


/s/ Bertram E. Silk
-------------------
Bertram E. Silk, Director
Dated:  May 29, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                              BATAVIA WINE CELLARS, INC.

                                                  By: /s/ Ned Cooper
                                                      --------------
                                                      Ned Cooper, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Ned Cooper
--------------
Ned Cooper, President
(Principal Executive Officer)
Dated:  May 29, 1997


/s/ Thomas S. Summer
--------------------
Thomas S. Summer, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Dated:  May 29, 1997


/s/ Richard Sands
-----------------
Richard Sands, Director
Dated:  May 29, 1997


/s/ Robert S. Sands
-------------------
Robert S. Sands, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                    BISCEGLIA BROTHERS WINE CO.


                                        By:  /s/ Richard Sands
                                             -----------------
                                             Richard Sands, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard Sands
-----------------
Richard Sands, President and Director
(Principal Executive Officer)
Dated:  May 29, 1997



/s/ Thomas S. Summer
--------------------
Thomas S. Summer, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Dated:  May 29, 1997



/s/ Robert Sands
----------------
Robert Sands, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                CALIFORNIA PRODUCTS COMPANY


                                     By:  /s/ Richard Sands
                                          -----------------
                                          Richard Sands, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard Sands
-----------------
Richard Sands, President and Director
(Principal Executive Officer)
Dated:  May 29, 1997



/s/ Thomas S. Summer
--------------------
Thomas S. Summer, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Dated:  May 29, 1997



/s/ Robert Sands
----------------
Robert Sands, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                  CANANDAIGUA WEST, INC.


                                      By:  /s/ Richard Sands
                                           -----------------
                                           Richard Sands, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard Sands
-----------------
Richard Sands, President and Director
(Principal Executive Officer)
Dated:  May 29, 1997



/s/ Thomas S. Summer
--------------------
Thomas S. Summer, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Dated:  May 29, 1997



/s/ Robert Sands
----------------
Robert Sands, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                  GUILD WINERIES & DISTILLERIES, INC.


                                      By: /s/  Richard Sands
                                          ------------------
                                          Richard Sands, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard Sands
-----------------
Richard Sands, President and Director
(Principal Executive Officer)
Dated:  May 29, 1997



/s/ Thomas S. Summer
--------------------
Thomas S. Summer, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Dated:  May 29, 1997



/s/ Robert Sands
----------------
Robert Sands, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                    VINTNERS INTERNATIONAL COMPANY, INC.


                                        By:  /s/ Richard Sands
                                             -----------------
                                             Richard Sands, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard Sands
-----------------
Richard Sands, President and Director
(Principal Executive Officer)
Dated:  May 29, 1997



/s/ Thomas S. Summer
--------------------
Thomas S. Summer, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Dated:  May 29, 1997



/s/ Robert Sands
----------------
Robert Sands, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                     WIDMER'S WINE CELLARS, INC.


                                         By:  /s/ Richard Sands
                                              -----------------
                                              Richard Sands, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard Sands
-----------------
Richard Sands, President and Director
(Principal Executive Officer)
Dated:  May 29, 1997



/s/ Thomas S. Summer
--------------------
Thomas S. Summer, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Dated:  May 29, 1997


/s/ Robert Sands
----------------
Robert Sands, Director
Dated:  May 29, 1997

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                  BARTON INCORPORATED


                                       By:  /s/ Ellis M. Goodman
                                            --------------------
                                            Ellis M. Goodman, Chairman of
                                            the Board of Directors and Chief
                                            Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ellis M. Goodman                         /s/ Raymond E. Powers
--------------------                         ---------------------
Ellis M. Goodman, Chairman of the            Raymond E. Powers, Executive Vice
Board of Directors and Chief Executive       President, Treasurer, Assistant
Officer (Principal Executive Officer)        Secretary and Director (Principal
Dated:  May 29, 1997                         Financial Officer and Principal
                                             Accounting Officer)
                                             Dated: May 29, 1997

/s/ Alexander L. Berk                        /s/ William F. Hackett
---------------------                        ----------------------
Alexander L. Berk, Director                  William F. Hackett, Director
Dated:  May 29, 1997                         Dated:  May 29, 1997


/s/ Edward L. Golden
--------------------
Edward L. Golden, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997               BARTON BRANDS, LTD.


                                   By:  /s/ Ellis M. Goodman
                                        --------------------
                                        Ellis M. Goodman, Chairman of
                                        the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ellis M. Goodman                  /s/ Raymond E. Powers
--------------------                  ---------------------
Ellis M. Goodman, Chairman of the     Raymond E. Powers, Executive Vice
the Board of Directors (Principal     President, Treasurer and Assistant
Executive Officer)                    Secretary(Principal Financial Officer and
Dated:  May 29, 1997                  Principal Accounting Officer)
                                      Dated:  May 29, 1997

/s/ Alexander L. Berk                 /s/ Edward L. Golden
---------------------                 --------------------
Alexander L. Berk, Director           Edward L. Golden, Director
Dated:  May 29, 1997                  Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                  BARTON BRANDS OF CALIFORNIA, INC.


                                      By:  /s/ Ellis M. Goodman
                                           --------------------
                                           Ellis M. Goodman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ellis M. Goodman                   /s/ Raymond E. Powers
--------------------                   ---------------------
Ellis M. Goodman, President and        Raymond E. Powers, Executive Vice
Director (Principal Executive Officer) President, Treasurer, Assistant Secretary
Dated:  May 29, 1997                   and Director (Principal Financial Officer
                                       and Principal Accounting Officer)
                                       Dated:  May 29, 1997

/s/ Alexander L. Berk                  /s/ Edward L. Golden
---------------------                  --------------------
Alexander L. Berk, Director            Edward L. Golden, Director
Dated:  May 29, 1997                   Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997            BARTON BRANDS OF GEORGIA, INC.


                                By:  /s/ Ellis M. Goodman
                                     --------------------
                                     Ellis M. Goodman, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ellis M. Goodman                    /s/ Raymond E. Powers
--------------------                    ---------------------
Ellis M. Goodman, President and         Raymond E. Powers, Executive Vice
Director (Principal Executive Officer)  President, Treasurer and Assistant
Dated:  May 29, 1997                    Secretary (Principal Financial Officer
                                        and Principal Accounting Officer)
                                        Dated: May 29, 1997

/s/ Alexander L. Berk                   /s/ Edward L. Golden
---------------------                   --------------------
Alexander L. Berk, Director             Edward L. Golden, Director
Dated:  May 29, 1997                    Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997               THE VIKING DISTILLERY, INC.


                                   By:  /s/ Ellis M. Goodman
                                        --------------------
                                        Ellis M. Goodman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ellis M. Goodman                    /s/ Raymond E. Powers
--------------------                    ---------------------
Ellis M. Goodman, President and         Raymond E. Powers, Executive Vice
Director (Principal Executive Officer)  President, Treasurer and Assistant
Dated:  May 29, 1997                    Secretary (Principal Financial Officer
                                        and Principal Accounting Officer)
                                        Dated:  May 29, 1997

/s/ Alexander L. Berk                   /s/ Edward L. Golden
---------------------                   --------------------
Alexander L. Berk, Director             Edward L. Golden, Director
Dated:  May 29, 1997                    Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                  BARTON DISTILLERS IMPORT CORP.


                                      By:  /s/ Ellis M. Goodman
                                           --------------------
                                           Ellis M. Goodman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ellis M. Goodman
--------------------
Ellis M. Goodman, President and Director (Principal
Executive Officer)
Dated:  May 29, 1997

/s/ Raymond E. Powers
---------------------
Raymond E. Powers, Executive Vice
President, Treasurer, Assistant Secretary
and Director (Principal Financial Officer
and Principal Accounting Officer)
Dated:  May 29, 1997

/s/ Alexander L. Berk
---------------------
Alexander L. Berk, Director
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                 BARTON FINANCIAL CORPORATION


                                     By:  /s/ Raymond E. Powers
                                          ---------------------
                                          Raymond E. Powers, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond E. Powers
---------------------
Raymond E. Powers, President, Secretary
and Director (Principal Executive Officer)
Dated:  May 29, 1997


/s/ Charles T. Schlau
---------------------
Charles T. Schlau, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)
Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                    BARTON BEERS, LTD.


                                        By:  /s/ Ellis M. Goodman
                                             --------------------
                                             Ellis M. Goodman, Chairman of
                                             the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ellis M. Goodman                     /s/ Raymond E. Powers
--------------------                     ---------------------
Ellis M. Goodman, Chairman of the        Raymond E. Powers, Executive Vice
Board of Directors (Principal Executive  President, Treasurer and Assistant
Officer)                                 Secretary (Principal Financial Officer
Dated:  May 29, 1997                     and Principal Accounting Officer)
                                         Dated:  May 29, 1997

/s/ Alexander L. Berk                    /s/ William F. Hackett
---------------------                    ----------------------
Alexander L. Berk, Director              William F. Hackett, Director
Dated:  May 29, 1997                     Dated:  May 29, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                MONARCH IMPORT COMPANY


                                    By:  /s/ Ellis M. Goodman
                                         --------------------
                                         Ellis M. Goodman, President and
                                         Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ellis M. Goodman
--------------------
Ellis M. Goodman, President and Chairman
of the Board of Directors
(Principal Executive Officer)
Dated:  May 29, 1997

/s/ Raymond E. Powers
---------------------
Raymond E. Powers, Executive Vice
President, Treasurer, Assistant Secretary
and Director (Principal Financial Officer
and Principal Accounting Officer)
Dated:  May 29, 1997

/s/ Alexander L. Berk
---------------------
Alexander L. Berk, Director
Dated:  May 29, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997              STEVENS POINT BEVERAGE CO.


                                  By:  /s/ Ellis M. Goodman
                                       --------------------
                                       Ellis M. Goodman, Chairman of the
                                       Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ James P. Ryan                        /s/ Raymond E. Powers
-----------------                        ---------------------
James P. Ryan, Chief Executive Officer,  Raymond E. Powers, Executive Vice
President and Director                   President, Treasurer, Assistant
(Principal Executive Officer)            Secretary and Director (Principal
Dated:  May 29, 1997                     Financial Officer and Principal
                                         Accounting Officer)
                                         Dated: May 29, 1997

/s/ Ellis M. Goodman                    /s/ Alexander L. Berk
--------------------                    ---------------------
Ellis M. Goodman, Chairman              Alexander L. Berk, Director
of the Board of Directors               Dated:  May 29, 1997
Dated:  May 29, 1997

                                INDEX TO EXHIBITS

EXHIBIT NO.

2.1 Stock Purchase Agreement dated April 27, 1993 among the Company, Barton Incorporated and the stockholders of Barton Incorporated, Amendment No. 1 to Stock Purchase Agreement dated May 3, 1993, and Amendment No. 2 to Stock Purchase Agreement dated June 29, 1993 (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated June 29, 1993 and incorporated herein by reference).

2.2 Asset Sale Agreement dated September 14, 1993 between the Company and Vintners International Company, Inc. (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

2.3 Amendment dated as of October 14, 1993 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Company (filed as Exhibit 2(b) to the Company's Current Report on Form 8-K dated October 15, 1993 and incorporated herein by reference).

2.4 Amendment No. 2 dated as of January 18, 1994 to Asset Sale Agreement dated as of September 14, 1993 by and between Vintners International Company, Inc. and the Company (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).

2.5 Asset Purchase Agreement dated August 3, 1994 between the Company and Heublein, Inc. (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).

2.6 Amendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-3 (Amendment No. 2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).

2.7 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).

2.8 Amendment dated November 30, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.9 to the Company's

     Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1994 and incorporated herein by reference).

2.9 Asset Purchase Agreement among Barton Incorporated (a wholly-owned subsidiary of the Company), United Distillers Glenmore, Inc., Schenley Industries, Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

3.2 Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 and incorporated herein by reference).

4.1  Specimen of  Certificate  of Class A Common Stock of the Company  (filed as
     Exhibit 1.1 to the Company's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).

4.2  Specimen of  Certificate  of Class B Common Stock of the Company  (filed as
     Exhibit 1.2 to the Company's Registration Statement on Form 8-A dated April 28, 1992 and incorporated herein by reference).

4.3 Indenture dated as of December 27, 1993 among the Company, its Subsidiaries and Chemical Bank (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

4.4 First Supplemental Indenture dated as of August 3, 1994 among the Company, Canandaigua West, Inc. and Chemical Bank (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

4.5 Second Supplemental Indenture dated August 25, 1995, among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and Chemical Bank (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

4.6 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes due 2003 dated as of October 29, 1996 among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's

     Registration   Statement  on  Form  S-4  (Registration  No.  333-17673  and
     incorporated herein by reference).

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

10.6 Amendment No. 5 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994 and incorporated herein by reference).

10.7 Amendment No. 6 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

10.8 Amendment No. 7 to the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

10.9 Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Company's Annual Report on

     Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

10.10Barton Incorporated Management Incentive Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

10.11Ellis M. Goodman Split Dollar Insurance Agreement (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

10.12Barton Brands, Ltd. Deferred Compensation Plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

10.13Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

10.14Third Amended and Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent, dated as of September 1, 1995 (filed as Exhibit 2(b) to the Company's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

10.15Amendment  No. 1, dated as of  December  20,  1995,  to Third  Amended  and
     Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 and incorporated herein by reference).

10.16Amendment  No. 2,  dated as of  January  10,  1996,  to Third  Amended  and
     Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 and incorporated herein by reference).

10.17Letter agreement, effective as of October 7, 1995, as amended, addressing compensation, between the Company and Daniel Barnett (filed as Exhibit
     10.23 to the Company's Transition Report on Form 10-K for the Transition

     Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

10.18Amendment  No. 3, dated as of May 17, 1996,  to Third  Amended and Restated
     Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as
     Exhibit 10.24 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

10.19Amendment  No. 4, dated as of May 17, 1996,  to Third  Amended and Restated
     Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as
     Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1996 and incorporated herein by reference).

10.20Amendment  No. 5,  dated as of  October  10,  1996,  to Third  Amended  and
     Restated Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) acts as Administrative Agent (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

10.21Amendment  No. 8 to the  Canandaigua  Wine Company,  Inc.  Stock Option and
     Stock Appreciation Right Plan (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

11.1 Statement of Computation of Per Share Earnings (filed herewith).

21.1 Subsidiaries of Company (filed herewith).

23.1 Consent of Arthur Andersen LLP (filed herewith).

27.1 Financial Data Schedule (filed herewith).