Form 10-Q
period 1997-05-31
CANANDAIGUA WINE CO INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1997-07-15
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997
                               ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ____________________

                          COMMISSION FILE NUMBER 0-7570

DELAWARE      CANANDAIGUA WINE COMPANY, INC.                          16-0716709
                   AND ITS SUBSIDIARIES:
NEW YORK      BATAVIA WINE CELLARS, INC.                              16-1222994
NEW YORK      CANANDAIGUA WEST, INC.                                  16-1462887
DELAWARE      BARTON INCORPORATED                                     36-3500366
DELAWARE      BARTON BRANDS, LTD.                                     36-3185921
MARYLAND      BARTON BEERS, LTD.                                      36-2855879
CONNECTICUT   BARTON BRANDS OF CALIFORNIA, INC.                       06-1048198
GEORGIA       BARTON BRANDS OF GEORGIA, INC.                          58-1215938
NEW YORK      BARTON DISTILLERS IMPORT CORP.                          13-1794441
DELAWARE      BARTON FINANCIAL CORPORATION                            51-0311795
WISCONSIN     STEVENS POINT BEVERAGE CO.                              39-0638900
ILLINOIS      MONARCH IMPORT COMPANY (f/k/a BARTON MANAGEMENT, INC.)  36-3539106
GEORGIA       THE VIKING DISTILLERY, INC.                             58-2183528

(State or     (Exact name of registrant as specified             (I.R.S.
 other         in its charter)                                    Identification
 jurisdiction                                                     No.)
 of incorporation
 or organization)

                 116 BUFFALO STREET, CANANDAIGUA, NEW YORK 14424
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (716) 394-7900
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                      NONE
               ---------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Wine Company, Inc., as of July 8, 1997, is set forth below (all of the Registrants, other than Canandaigua Wine Company, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Wine Company, Inc.):

         CLASS                                    NUMBER OF SHARES OUTSTANDING
         -----                                    ----------------------------

Class A Common Stock, Par Value $.01 Per Share           15,218,070
Class B Common Stock, Par Value $.01 Per Share            3,330,458

                                   PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)
                                                           May 31, 1997      February 28, 1997
                                                           ------------      -----------------
                                                           (unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash investments                                $     1,621          $    10,010
  Accounts receivable, net                                     160,797              142,592
  Inventories, net                                             290,286              326,626
  Prepaid expenses and other current assets                     19,056               21,787
                                                           -----------          -----------
    Total current assets                                       471,760              501,015
PROPERTY, PLANT AND EQUIPMENT, NET                             241,633              249,552
OTHER ASSETS                                                   268,265              270,334
                                                           -----------          -----------
  Total assets                                             $   981,658          $ 1,020,901
                                                           ===========          ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                            $    21,500          $    57,000
  Current maturities of long-term debt                          40,351               40,467
  Accounts payable                                              54,131               63,492
  Accrued Federal and state excise taxes                        21,029               17,058
  Other accrued expenses and liabilities                        79,023               68,556
                                                           -----------          -----------
    Total current liabilities                                  216,034              246,573
                                                           -----------          -----------
LONG-TERM DEBT, less current maturities                        328,969              338,884
                                                           -----------          -----------
DEFERRED INCOME TAXES                                           61,395               61,395
                                                           -----------          -----------
OTHER LIABILITIES                                                8,942                9,316
                                                           -----------          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A  Common  Stock,  $.01  par  value-
    Authorized,  60,000,000  shares;
    Issued, 17,479,842 shares at May 31, 1997,
    and 17,462,332 shares at February 28, 1997                     175                  174
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,956,183 shares at May 31, 1997, and
    February 28, 1997                                               40                   40
  Additional paid-in capital                                   223,076              222,336
  Retained earnings                                            180,321              170,275
                                                           -----------          -----------
                                                               403,612              392,825
                                                           -----------          -----------
  Less-Treasury stock-
  Class A Common Stock, 2,267,119 shares at
    May 31, 1997, and 1,915,468 shares at
    February 28, 1997, at cost                                 (35,087)             (25,885)
  Class B Convertible Common Stock, 625,725 shares
    at May 31, 1997, and February 28, 1997, at cost             (2,207)              (2,207)
                                                           -----------          -----------
                                                               (37,294)             (28,092)
                                                           -----------          -----------
    Total stockholders' equity                                 366,318              364,733
                                                           -----------          -----------
  Total liabilities and stockholders' equity               $   981,658          $ 1,020,901
                                                           ===========          ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                              For the Three Months Ended May 31,
                                              ----------------------------------
                                                 1997                   1996
                                              ----------             ----------
                                              (unaudited)            (unaudited)

GROSS SALES                                   $  411,038             $  376,829
  Less - Excise taxes                           (105,027)              (100,336)
                                              ----------             ----------
    Net sales                                    306,011                276,493
COST OF PRODUCT SOLD                            (225,279)              (203,586)
                                              ----------             ----------
    Gross profit                                  80,732                 72,907
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        (55,225)               (49,943)
                                              ----------             ----------
    Operating income                              25,507                 22,964
INTEREST EXPENSE, net                             (8,479)                (8,795)
                                              ----------             ----------
    Income before provision for Federal
      and state income taxes                      17,028                 14,169
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                              (6,982)                (5,668)
                                              ----------             ----------
NET INCOME                                    $   10,046             $    8,501
                                              ==========             ==========

SHARE DATA:
Net income per common and common
  equivalent share:
    Primary                                   $     0.52             $     0.43
                                              ==========             ==========
    Fully diluted                             $     0.52             $     0.43
                                              ==========             ==========
Weighted average common and common
  equivalent shares outstanding:
    Primary                                   19,236,026             19,895,580
    Fully diluted                             19,321,928             19,895,580


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                                          For the Three Months Ended May 31,
                                                          ----------------------------------
                                                              1997                  1996
                                                           ----------            ----------
                                                           (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   10,046            $    8,501

Adjustments  to  reconcile   net  income  to  net
  cash  provided  by  operating activities:
    Depreciation of property, plant and equipment               6,411                 6,177
    Amortization of intangible assets                           2,423                 2,407
    Amortization of discount on long-term debt                     85                  -
    (Gain) loss on sale of property, plant and equipment       (1,031)                  182
    Change in operating assets and liabilities:
      Accounts receivable, net                                (13,769)               (7,855)
      Inventories, net                                         36,340                29,435
      Prepaid expenses and other current assets                 2,791                 4,533
      Accounts payable                                        (10,101)               (9,206)
      Accrued Federal and state excise taxes                    3,971                  (865)
      Other accrued expenses and liabilities                   10,494                 6,212
    Other                                                        (491)                 (138)
                                                           ----------            ----------
      Total adjustments                                        37,123                30,882
                                                           ----------            ----------
      Net cash provided by operating activities                47,169                39,383
                                                           ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment,
    net of minor disposals                                     (6,626)              (13,957)
  Proceeds from sale of property, plant and equipment           5,818                 5,057
                                                           ----------            ----------
      Net cash used in investing activities                      (808)               (8,900)
                                                           ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                  (35,500)              (21,400)
  Principal payments of long-term debt                        (10,116)              (10,162)
  Purchases of treasury stock                                  (9,233)                 (294)
  Payment of issuance costs of long-term debt                    (378)                 -
  Proceeds from employee stock purchases                          204                   657
  Exercise of employee stock options                              273                  -
                                                           ----------            ----------
      Net cash used in financing activities                   (54,750)              (31,199)
                                                           ----------            ----------
NET DECREASE IN CASH AND CASH INVESTMENTS                      (8,389)                 (716)
CASH AND CASH INVESTMENTS, beginning of period                 10,010                 3,339
                                                           ----------            ----------
CASH AND CASH INVESTMENTS, end of period                   $    1,621            $    2,623
                                                           ==========            ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CANANDAIGUA WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present the financial information for Canandaigua Wine Company, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.


2)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. Substantially all of the inventories are valued using the LIFO method. Elements of cost include materials, labor and overhead and consist of the following:

                                           May 31,     February 28,
                                            1997           1997
                                         -----------   -----------
(in thousands)
Raw materials and supplies               $    11,493   $    14,191
Wines and distilled spirits in process       213,926       262,289
Finished case goods                           89,623        72,526
                                         -----------   -----------
                                             315,042       349,006
Less - LIFO reserve                          (24,756)      (22,380)
                                         -----------   -----------
                                         $   290,286   $   326,626
                                         ===========   ===========

     Information related to the FIFO method of inventory valuation may be useful in comparing operating results to those companies not using the LIFO method of inventory valuation. If the FIFO method had been used, reported net income would have been $1.4 million, or $0.07 per share on a fully diluted basis, higher for the three months ended May 31, 1997, and reported net income would have been $3.5 million, or $0.18 per share on a fully diluted basis, higher for the three months ended May 31, 1996.


3)   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

     Net income per common and common equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128) was issued. The Company is required to adopt SFAS No. 128 for the year ending February 28, 1998, and restate previously reported earnings per share. Early adoption is not permitted. The Company believes the effect of adoption will not be material.


4)   SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

     The subsidiary guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the subsidiary guarantors. Summarized financial information for the subsidiary guarantors is set forth below. Separate financial statements for the subsidiary guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

     The  following  table  presents   summarized   financial   information  for
subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated Notes:

                                 May 31,       February 28,
                                  1997             1997
                              ------------     ------------
(in thousands)
Balance Sheet Data:
  Current assets              $   371,912      $   401,870
  Noncurrent assets           $   394,014      $   403,068
  Current liabilities         $    73,466      $   100,009
  Noncurrent liabilities      $    65,172      $    65,300


                                                For the Three Months Ended
                                                          May 31,
                                                --------------------------
                                                   1997           1996
                                                -----------    -----------
(in thousands)
Income Statement Data:
  Net sales                                     $  261,274     $  230,685
  Gross profit                                  $   53,332     $   45,555
  Income before provision for Federal
    and state income taxes                      $   21,215     $   15,810
  Net income                                    $   12,665     $    9,563

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting the consolidated results of operations, financial condition and cash flows and liquidity of the Company for the three months ended May 31, 1997 ("First Quarter 1998"), compared to the three months ended May 31, 1996 ("First Quarter 1997"), and the year ended February 28, 1997. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

     The Company operates primarily in the beverage alcohol industry. The Company is principally a producer and supplier of wines and an importer and producer of beers and distilled spirits. The Company's products are marketed by three operating divisions: wine, beer and spirits.

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for First Quarter 1998 and First Quarter 1997.

                         First Quarter 1998 Compared to First Quarter 1997
                   ------------------------------------------------------------
                            Net Sales                        Unit Volume
                   ----------------------------      --------------------------
Branded Beverage                          %Inc/                           %Inc/
Alcohol Products:     1998       1997     (Dec)       1998       1997     (Dec)
                   ---------  ---------   -----      ------     ------    -----
  Wine             $ 125,439  $ 123,658    1.4%       6,720      6,670     0.7%
  Beer                97,614     72,856   34.0%       7,748      5,845    32.6%
  Spirits             50,362     45,522   10.6%       2,549      2,403     6.1%
Other (a)             32,596     34,457   (5.4%)       N/A        N/A      N/A
                   ---------  ---------   -----      ------     ------    -----
                   $ 306,011  $ 276,493   10.7%      17,017     14,918    14.1%
                   =========  =========   =====      ======     ======    =====

(a)  Other  consists  primarily  of  non-branded   concentrate  sales,  contract
     bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for First Quarter 1998 increased to $306.0 million from $276.5 million for First Quarter 1997, an increase of $29.5 million, or 10.7%. This increase resulted primarily from (i) $24.8 million of additional imported beer sales, largely Mexican beers, (ii) $4.8 million of additional spirits sales and
(iii) $4.3 million of additional non-varietal and varietal table wine sales. These increases were partially offset by lower sales of grape juice concentrate, dessert wines and sparkling wines. Unit volume for branded beverage alcohol products for First Quarter 1998 increased 14.1% as compared to First Quarter 1997. The unit volume increase was largely the result of increased sales of the Company's imported beer brands and spirits brands. The increase in non-varietal and varietal table wine brands unit volume was partially offset by a decrease in unit volume of dessert wine brands and sparkling wine brands.

     GROSS PROFIT

     The Company's gross profit increased to $80.7 million for First Quarter 1998 from $72.9 million for First Quarter 1997, an increase of $7.8 million, or 10.7%. As a percent of net sales, gross profit was 26.4% for First Quarter 1998 and First Quarter 1997. The dollar increase in gross profit resulted primarily from increased sales of beer and higher gross profit from spirits brands, partially offset by lower gross profit from branded wine sales due to higher costs, particularly grape costs, not fully offset by higher selling prices. The Company has experienced significantly higher grape costs from the 1995 and 1996 harvests and may experience higher costs from the 1997 harvest, although grape prices from the upcoming harvest are inherently difficult to predict this early in the season. The Company believes that due to the timing of implementation of selling price increases, changes in geographical mix and other competitive factors, higher grape costs have not been fully offset by higher selling prices. There is no assurance that the Company will be able to fully offset these higher costs in the future.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $2.4 million and $5.9 million in First Quarter 1998 and First Quarter 1997, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $55.2 million for First Quarter 1998 from $49.9 million for First Quarter 1997, an increase of $5.3 million, or 10.6%. Selling, general and administrative expenses as a percent of net sales decreased to 18.0% for First Quarter 1998 as compared to 18.1% for First Quarter 1997. The dollar increase in selling, general and administrative expenses resulted principally from advertising, promotion, selling and other expenses related to the Company's increased sales volume and overall growth.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $8.5 million for First Quarter 1998 from $8.8 million for First Quarter 1997, a decrease of $0.3 million, or 3.6%. The decrease was primarily due to a decrease in the Company's average borrowings which was partially offset by an increase in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $10.0 million for First Quarter 1998 from $8.5 million for First Quarter 1997, an increase of $1.5 million, or 18.2%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for First Quarter 1998 was $34.3 million, an increase of $2.8 million over EBITDA of $31.5 million for First Quarter 1997. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------

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

FIRST QUARTER 1998 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for First Quarter 1998 was $47.2 million which resulted primarily from a net decrease of $25.4 million in operating assets plus net income adjusted for noncash items. The net decrease of $25.4 million in operating assets was primarily due to a net $36.3 million seasonal decrease in inventory levels, partially offset by a $13.8 million increase in accounts receivable principally the result of increased beer sales.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for First Quarter 1998 was $0.8 million which resulted from $6.6 million of capital expenditures, including $1.9 million for vineyards, partially offset by proceeds from the sale of property, plant and equipment of $5.8 million.

     Net cash used in financing activities for First Quarter 1998 was $54.8 million which resulted principally from net repayment of $35.5 million of revolving loan borrowings under the Company's bank credit agreement, principal payments of $10.1 million of long-term debt and repurchase of $9.2 million of the Company's Class A Common Stock.

     During January 1996, the Company's Board of Directors authorized the repurchase of up to $30.0 million of its Class A Common Stock and Class B Common Stock (the "Repurchase Program"). During May 1997, the Company completed the Repurchase Program with the repurchase of 362,100 shares of its Class A Common Stock at a cost of $9.2 million. With respect to the Repurchase Program, the Company repurchased a total of 1,149,550 shares of Class A Common Stock at an aggregate cost of $30.0 million, or at an average cost of $26.10 per share.

DEBT

     Total debt outstanding as of May 31, 1997, amounted to $390.8 million, a decrease of $45.5 million from February 28, 1997, resulting primarily from the repayment of revolving loan borrowings and principal payments of long-term debt. The ratio of total debt to total capitalization decreased to 51.6% as of May 31, 1997, from 54.5% as of February 28, 1997.

     As of May 31, 1997, under its bank credit agreement, the Company had outstanding term loans of $175.9 million bearing interest at 6.8%, $21.5 million of revolving loans bearing interest at 6.5%, undrawn revolving letters of credit of $5.7 million and $157.8 million available to be drawn in revolving loans.

     As of May 31, 1997, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2003. The notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries. Subsequent to May 31, 1997, California Products Company, Bisceglia Brothers Wine Co., Guild Wineries & Distilleries, Inc., Vintners International Company, Inc. and Widmer's Wine Cellars, Inc., each a subsidiary guarantor, were merged into another subsidiary guarantor.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits beginning on Page 13 of this Report.

     (b) There were no Reports on Form 8-K filed by the Company with the Securities and Exchange Commission during the quarter ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CANANDAIGUA WINE COMPANY, INC.

Dated:  July 15, 1997           By: /s/ THOMAS F. HOWE
                                    -----------------------------------
                                    Thomas F. Howe, Vice President,
                                    Corporate Reporting and Controller

Dated:  July 15, 1997           By: /s/ THOMAS S. SUMMER
                                    -----------------------------------
                                    Thomas S. Summer, Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)


                                  SUBSIDIARIES

                                BATAVIA WINE CELLARS, INC.

Dated:  July 15, 1997           By: /s/ THOMAS F. HOWE
                                    -----------------------------------
                                    Thomas F. Howe, Controller

Dated:  July 15, 1997           By: /s/ THOMAS S. SUMMER
                                    -----------------------------------
                                    Thomas S. Summer, Treasurer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                CANANDAIGUA WEST, INC.

Dated:  July 15, 1997           By: /s/ THOMAS F. HOWE
                                    -----------------------------------
                                    Thomas F. Howe, Controller

Dated:  July 15, 1997           By: /s/ THOMAS S. SUMMER
                                    -----------------------------------
                                    Thomas S. Summer, Treasurer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                BARTON INCORPORATED

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, President and
                                    Chief Operating Officer

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice
                                    President, Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                BARTON BRANDS, LTD.

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice
                                    President, Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                BARTON BEERS, LTD.

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice President,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                BARTON BRANDS OF CALIFORNIA, INC.

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice President,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                     Accounting Officer)

                                BARTON BRANDS OF GEORGIA, INC.

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice
                                    President, Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                BARTON DISTILLERS IMPORT CORP.

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice President,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                BARTON FINANCIAL CORPORATION

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, President and Secretary

Dated:  July 15, 1997           By: /s/ CHARLES T. SCHLAU
                                    -----------------------------------
                                    Charles T. Schlau, Treasurer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                STEVENS POINT BEVERAGE CO.

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice President,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                MONARCH IMPORT COMPANY (f/k/a BARTON
                                MANAGEMENT, INC.)

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice President,
                                    Treasurer and Assistant Secretary (Principal
                                    Financial Officer and Principal Accounting
                                    Officer)

                                THE VIKING DISTILLERY, INC.

Dated:  July 15, 1997           By: /s/ ALEXANDER L. BERK
                                    -----------------------------------
                                    Alexander L. Berk, Executive Vice President

Dated:  July 15, 1997           By: /s/ RAYMOND E. POWERS
                                    -----------------------------------
                                    Raymond E. Powers, Executive Vice President,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

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

4.3 Indenture dated as of December 27, 1993 among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as
     Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

4.4 First Supplemental Indenture dated as of August 3, 1994 among the Company, Canandaigua West, Inc. and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

4.5 Second Supplemental Indenture dated August 25, 1995, among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and The Chase Manhattan Bank (as successor to Chemical
     Bank) (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

4.6 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes Due 2003 dated as of October 29, 1996 among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

(10) MATERIAL CONTRACTS.

10.1 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed herewith).

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