Form 10-Q
period 1997-08-31
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1997-09-30
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31,1997
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to                  to
                                  ----------------    ----------------

                          COMMISSION FILE NUMBER 0-7570

    DELAWARE            CANANDAIGUA BRANDS, INC.                 16-0716709
                             AND ITS SUBSIDIARIES:
    NEW YORK            BATAVIA WINE CELLARS, INC.               16-1222994
    NEW YORK            CANANDAIGUA WINE COMPANY, INC.           16-1462887
    DELAWARE            BARTON INCORPORATED                      36-3500366
    DELAWARE            BARTON BRANDS, LTD.                      36-3185921
    MARYLAND            BARTON BEERS, LTD.                       36-2855879
    CONNECTICUT         BARTON BRANDS OF CALIFORNIA, INC.        06-1048198
    GEORGIA             BARTON BRANDS OF GEORGIA, INC.           58-1215938
    NEW YORK            BARTON DISTILLERS IMPORT CORP.           13-1794441
    DELAWARE            BARTON FINANCIAL CORPORATION             51-0311795
    WISCONSIN           STEVENS POINT BEVERAGE CO.               39-0638900
    ILLINOIS            MONARCH IMPORT COMPANY                   36-3539106
    GEORGIA             THE VIKING DISTILLERY, INC.              58-2183528

(State or other         (Exact name of registrant as         (I.R.S. Employer
jurisdiction of         specified in its charter)            Identification No.)
incorporation or
organization)

           235 NORTH BLOOMFIELD ROAD, CANANDAIGUA, NEW YORK    14424
           ---------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


                                 (716) 393-4130
                                 --------------
               (Registrant's telephone number including area code)


 THE FORMER NAME OF CANANDAIGUA BRANDS, INC. WAS CANANDAIGUA WINE COMPANY, INC.
 ------------------------------------------------------------------------------
      THE FORMER NAME OF CANANDAIGUA WINE COMPANY, INC. (A SUBSIDIARY) WAS
      --------------------------------------------------------------------
                             CANANDAIGUA WEST, INC.
                             ----------------------
                   (Former name, if changed since last report)


                 116 BUFFALO STREET, CANANDAIGUA, NEW YORK 14424
                 -----------------------------------------------
                 (Former address, if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes X   No
   ---     ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of September 26, 1997, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

      CLASS                                         NUMBER OF SHARES OUTSTANDING
      -----                                         ----------------------------

Class A Common Stock, Par Value $.01 Per Share               15,325,024
Class B Common Stock, Par Value $.01 Per Share                3,330,458

                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)
                                                           August 31, 1997     February 28, 1997
                                                           ---------------     -----------------
                                                             (unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash investments                                  $     4,278          $    10,010
  Accounts receivable, net                                       160,885              142,592
  Inventories, net                                               334,756              326,626
  Prepaid expenses and other current assets                       20,562               21,787
                                                             -----------          -----------
    Total current assets                                         520,481              501,015
PROPERTY, PLANT AND EQUIPMENT, net                               246,712              249,552
OTHER ASSETS                                                     265,757              270,334
                                                             -----------          -----------
  Total assets                                               $ 1,032,950          $ 1,020,901
                                                             ===========          ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                              $    29,200          $    57,000
  Current maturities of long-term debt                            40,119               40,467
  Accounts payable                                               120,511               63,492
  Accrued Federal and state excise taxes                          19,727               17,058
  Other accrued expenses and liabilities                          73,713               68,556
                                                             -----------          -----------
    Total current liabilities                                    283,270              246,573
                                                             -----------          -----------
LONG-TERM DEBT, less current maturities                          298,995              338,884
                                                             -----------          -----------
DEFERRED INCOME TAXES                                             62,695               61,395
                                                             -----------          -----------
OTHER LIABILITIES                                                  8,577                9,316
                                                             -----------          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A Common Stock, $.01 par value-
    Authorized, 60,000,000 shares;
    Issued, 17,515,029 shares at August 31, 1997,
    and 17,462,332 shares at February 28, 1997                       175                  174
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,956,183 shares at August 31, 1997, and
    February 28, 1997                                                 40                   40
  Additional paid-in capital                                     223,806              222,336
  Retained earnings                                              192,686              170,275
                                                             -----------          -----------
                                                                 416,707              392,825
                                                             -----------          -----------
  Less-Treasury stock-
  Class A Common Stock, 2,267,119 shares at
    August 31, 1997, and 1,915,468 shares at
    February 28, 1997, at cost                                   (35,087)             (25,885)
  Class B Convertible Common Stock, 625,725 shares
    at August 31, 1997, and February 28, 1997, at cost            (2,207)              (2,207)
                                                             -----------          -----------
                                                                 (37,294)             (28,092)
                                                             -----------          -----------
    Total stockholders' equity                                   379,413              364,733
                                                             -----------          -----------
  Total liabilities and stockholders' equity                 $ 1,032,950          $ 1,020,901
                                                             ===========          ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                          CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                              (in thousands, except share data)

                                              For the Six Months Ended August 31,     For the Three Months Ended August 31,
                                              -----------------------------------     -------------------------------------
                                                      1997             1996                   1997              1996
                                                  -----------      -----------            -----------       -----------
                                                  (unaudited)      (unaudited)            (unaudited)       (unaudited)

GROSS SALES                                       $  820,326       $  754,866             $  409,288        $  378,037
  Less - Excise taxes                               (212,791)        (199,155)              (107,764)          (98,819)
                                                  ----------       ----------             ----------        ----------
    Net sales                                        607,535          555,711                301,524           279,218
COST OF PRODUCT SOLD                                (442,044)        (412,969)              (216,765)         (209,383)
                                                  ----------       ----------             ----------        ----------
    Gross profit                                     165,491          142,742                 84,759            69,835
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           (111,483)        (102,870)               (56,258)          (52,927)
                                                  ----------       ----------             ----------        ----------
    Operating income                                  54,008           39,872                 28,501            16,908
INTEREST EXPENSE, net                                (16,024)         (16,803)                (7,545)           (8,008)
                                                  ----------       ----------             ----------        ----------
    Income before provision for Federal
      and state income taxes                          37,984           23,069                 20,956             8,900
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                                 (15,573)          (9,627)                (8,591)           (3,959)
                                                  ----------       ----------             ----------        ----------
NET INCOME                                        $   22,411       $   13,442             $   12,365        $    4,941
                                                  ==========       ==========             ==========        ==========

SHARE DATA:
Net income per common and common
  equivalent share:
    Primary                                       $     1.17       $     0.68             $     0.64        $     0.25
                                                  ==========       ==========             ==========        ==========
    Fully diluted                                 $     1.15       $     0.68             $     0.64        $     0.25
                                                  ==========       ==========             ==========        ==========
Weighted average common and common
  equivalent shares outstanding:
    Primary                                       19,235,529       19,794,740             19,241,969        19,653,489
    Fully diluted                                 19,416,282       19,794,740             19,317,865        19,653,489

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                                  For the Six Months Ended August 31,
                                                                  -----------------------------------
                                                                          1997             1996
                                                                      -----------      -----------
                                                                      (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   22,411       $   13,442

Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
    Depreciation of property, plant and equipment                         12,625           12,424
    Deferred tax provision                                                 4,900             -
    Amortization of intangible assets                                      4,699            4,857
    Stock option expense                                                     350               13
    Amortization of discount on long-term debt                               172             -
    (Gain) loss on sale of property, plant and equipment                    (883)             201
    Change in operating assets and liabilities:
      Accounts receivable, net                                           (17,518)          (9,872)
      Inventories, net                                                    (8,131)          13,333
      Prepaid expenses and other current assets                            1,285            5,109
      Accounts payable                                                    57,408           43,569
      Accrued Federal and state excise taxes                               2,669            1,845
      Other accrued expenses and liabilities                               1,584           13,351
    Other                                                                   (717)          (8,466)
                                                                      ----------       ----------
      Total adjustments                                                   58,443           76,364
                                                                      ----------       ----------
      Net cash provided by operating activities                           80,854           89,806
                                                                      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of minor disposals     (18,213)         (21,795)
  Proceeds from sale of property, plant and equipment                      8,512            5,200
                                                                      ----------       ----------
      Net cash used in investing activities                               (9,701)         (16,595)
                                                                      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                   (40,409)         (20,443)
  Net repayments of notes payable                                        (27,800)         (49,300)
  Purchases of treasury stock                                             (9,233)          (5,434)
  Payment of issuance costs of long-term debt                               (388)            -
  Exercise of employee stock options                                         741             -
  Proceeds from employee stock purchases                                     204              657
                                                                      ----------       ----------
      Net cash used in financing activities                              (76,885)         (74,520)
                                                                      ----------       ----------
NET DECREASE IN CASH AND CASH INVESTMENTS                                 (5,732)          (1,309)
CASH AND CASH INVESTMENTS, beginning of period                            10,010            3,339
                                                                      ----------       ----------
CASH AND CASH INVESTMENTS, end of period                              $    4,278       $    2,030
                                                                      ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present the financial information for Canandaigua Brands, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Certain August 1996 balances have been reclassified to conform with current year presentation.

3)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. Substantially all of the inventories are valued using the LIFO method. Elements of cost include materials, labor and overhead and consist of the following:

                                               August 31,     February 28,
                                                  1997            1997
                                              -----------     -----------
   (in thousands)
   Raw materials and supplies                 $    12,657     $    14,191
   Wines and distilled spirits in process         246,672         262,289
   Finished case goods                            100,748          72,526
                                              -----------     -----------
                                                  360,077         349,006
   Less - LIFO reserve                            (25,321)        (22,380)
                                              -----------     -----------
                                              $   334,756     $   326,626
                                              ===========     ===========

     Information related to the FIFO method of inventory valuation may be useful in comparing operating results to those companies not using the LIFO method of inventory valuation. If the FIFO method had been used, reported net income would have been $1.7 million, or $0.09 per share on a fully diluted basis, higher for the six months ended August 31, 1997, and reported net income would have been $8.0 million, or $0.41 per share on a fully diluted basis, higher for the six months ended August 31, 1996.

4)   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

     Net income per common and common equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options.

5)   STOCK INCENTIVE PLANS:

     At the Company's Annual Meeting of Stockholders held on July 22, 1997, stockholders approved the amendment and restatement of the Company's Stock Option and Stock Appreciation Right Plan as the Long-Term Stock Incentive Plan and the adoption of the Company's Incentive Stock Option Plan.

     Under the Long-Term Stock Incentive Plan, non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. Grants, in the aggregate, may not exceed 4,000,000 shares of the Company's Class A Common Stock.

     Under the Incentive Stock Option Plan, incentive stock options may be granted to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 1,000,000 shares of the Company's Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the shares on the date of grant.

6)   SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

     The subsidiary guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the subsidiary guarantors. Summarized financial information for the subsidiary guarantors is set forth below. Separate financial statements for the subsidiary guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends or loan repayments. The subsidiary guarantors may not loan funds to the Company.

     The  following  table  presents   summarized   financial   information  for
subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated Notes:

                                          August 31,      February 28,
                                             1997             1997
                                          ----------      -----------
         (in thousands)
         Balance Sheet Data:
           Current assets                 $  423,854      $   401,870
           Noncurrent assets              $  395,735      $   403,068
           Current liabilities            $  148,833      $   100,009
           Noncurrent liabilities         $   64,701      $    65,300

                                     Page 6

                                          For the Six Months Ended   For the Three Months Ended
                                                 August 31,                  August 31,
                                          ------------------------   --------------------------
                                             1997          1996          1997          1996
(in thousands)                             --------      --------      --------      --------
Income Statement Data:
  Net sales                                $514,338      $471,868      $253,064      $241,183
  Gross profit                             $106,425      $ 94,422      $ 53,093      $ 48,867
  Income before provision for Federal
    and state income taxes                 $ 41,448      $ 34,112      $ 20,233      $ 18,302
  Net income                               $ 24,768      $ 20,223      $ 12,103      $ 10,660

7)   ACCOUNTING PRONOUNCEMENTS:

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (SFAS No. 129) were issued. SFAS No. 128 requires the Company to present basic and diluted earnings per share in the financial statements. The Company is required to adopt SFAS No. 128 for the year ending February 28, 1998, and restate previously reported earnings per share. Early adoption is not permitted. The Company believes the effect of adoption will not be material. SFAS No. 129 consolidates specific existing disclosure requirements and establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt SFAS No. 129 for the year ending February 28, 1998. The Company believes the effect of adoption will not be material.

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt SFAS No. 130 for interim periods and fiscal years beginning March 1, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes the effect of adoption will not be material. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim financial statements. The Company is required to adopt SFAS No. 131 for fiscal years beginning March 1, 1998, and for interim periods beginning March 1, 1999. Restatement of comparative information for earlier years is required in the initial year of adoption and comparative information for interim periods in the initial year of adoption is to be reported for interim periods in the second year of application. The Company has not yet determined the impact of SFAS No. 131 on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 1997 ("Second Quarter 1998"), compared to the three months ended August 31, 1996 ("Second Quarter 1997"), and for the six months ended August 31, 1997 ("Six Months 1998"), compared to the six months ended August 31, 1996 ("Six Months 1997"), and (ii) financial liquidity and capital resources for the six months ended August 31, 1997. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

     The Company operates primarily in the beverage alcohol industry. The Company is principally a producer and supplier of wines and an importer and producer of beers and distilled spirits. The Company's branded products and its other products and services are marketed by three operating divisions:
Canandaigua Wine Company, Barton Beers and Barton Brands.

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Second Quarter 1998 and Second Quarter 1997.

                               Second Quarter 1998 Compared to Second Quarter 1997
                      ---------------------------------------------------------------------
                                  Net Sales                            Unit Volume
                      ----------------------------------      -----------------------------
Branded Beverage                              %Increase/                         %Increase/
Alcohol Products:        1998        1997     (Decrease)       1998      1997    (Decrease)
                      ---------   ---------   ----------      ------    ------   ----------
  Wine                $ 122,099   $ 116,746       4.6%         6,442     6,195       4.0%
  Beer                  108,383      90,457      19.8%         8,691     7,227      20.3%
  Spirits                51,372      44,700      14.9%         2,575     2,356       9.3%
Other (a)                19,670      27,315     (28.0%)         N/A       N/A        N/A
                      ---------   ---------      -----        ------    ------      -----
                      $ 301,524   $ 279,218       8.0%        17,708    15,778      12.2%
                      =========   =========      =====        ======    ======      =====

(a)  Other  consists  primarily  of  non-branded   concentrate  sales,  contract
     bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Second Quarter 1998 increased to $301.5 million from $279.2 million for Second Quarter 1997, an increase of $22.3 million, or 8.0%. This increase resulted primarily from (i) $17.9 million of additional beer sales, largely Mexican beers, (ii) $6.7 million of additional spirits sales and (iii) $6.4 million of additional table wine sales. These increases were partially offset by lower sales of grape juice concentrate and sparkling wines. Unit volume for branded beverage alcohol products for Second Quarter 1998 increased 12.2% as compared to Second Quarter 1997. The unit volume increase was largely the result of increased sales of the Company's Mexican beer brands and its spirits brands. The unit volume increase in wine was primarily the result of increased sales of the Company's table wine brands.

     GROSS PROFIT

     The Company's gross profit increased to $84.8 million for Second Quarter 1998 from $69.8 million for Second Quarter 1997, an increase of $14.9 million, or 21.4%. As a percent of net sales, gross profit increased to 28.1% for Second Quarter 1998 from 25.0% for Second Quarter 1997. The dollar increase in gross profit resulted primarily from higher gross profit from branded wine sales related to cost structure improvements, pricing initiatives and additional sales volume, increased sales of beer and higher gross profit from spirits brands related to higher selling prices and increased volume.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $0.6 million and $7.9 million in Second Quarter 1998 and Second Quarter 1997, respectively, due to the Company's LIFO accounting method. The Company's gross profit for Second Quarter 1998 reflects the cumulative effect of revised cost estimates, including more favorable grape costs than had been estimated in first quarter 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $56.3 million for Second Quarter 1998 from $52.9 million for Second Quarter 1997, an increase of $3.3 million, or 6.3%. Selling, general and administrative expenses as a percent of net sales decreased to 18.7% for Second Quarter 1998 as compared to 19.0% for Second Quarter 1997. The dollar increase in selling, general and administrative expenses resulted principally from selling and other expenses related to the Company's increased sales volume and overall growth.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $7.5 million for Second Quarter 1998 from $8.0 million for Second Quarter 1997, a decrease of $0.5 million, or 5.8%. The decrease was primarily due to a decrease in the Company's average borrowings which was partially offset by an increase in the average interest rate.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Second Quarter 1998 decreased to 41.0% from 44.5% for Second Quarter 1997 as Second Quarter 1997 reflected the cumulative impact of a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the above factors, net income increased to $12.4 million for Second Quarter 1998 from $4.9 million for Second Quarter 1997, an increase of $7.4 million, or 150.3%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Second Quarter 1998 was $37.0 million, an increase of $11.4 million over EBITDA of $25.6 million for Second Quarter 1997. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Six Months 1998 and Six Months 1997.

                                     Six Months 1998 Compared to Six Months 1997
                      ------------------------------------------------------------------------
                                  Net Sales                              Unit Volume
                      ----------------------------------       -------------------------------
Branded Beverage                              %Increase/                            %Increase/
Alcohol Products:        1998        1997     (Decrease)        1998       1997     (Decrease)
                      ---------   ---------   ----------       ------     ------    ----------
  Wine                $ 247,538   $ 240,404       3.0%         13,162     12,866        2.3%
  Beer                  205,996     163,314      26.1%         16,439     13,072       25.8%
  Spirits               101,734      90,222      12.8%          5,124      4,759        7.7%
Other (a)                52,267      61,771     (15.4%)          N/A        N/A         N/A
                      ---------   ---------      -----         ------     ------       -----
                      $ 607,535   $ 555,711       9.3%         34,725     30,697       13.1%
                      =========   =========      =====         ======     ======       =====

(a)  Other  consists  primarily  of  non-branded   concentrate  sales,  contract
     bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Six Months 1998 increased to $607.5 million from $555.7 million for Six Months 1997, an increase of $51.8 million, or 9.3%. This increase resulted primarily from (i) $42.7 million of additional beer sales, largely Mexican beers, (ii) $11.5 million of additional spirits sales and (iii) $10.7 million of additional table wine sales. These increases were partially offset by lower sales of grape juice concentrate, sparkling wines and dessert wines. Unit volume for branded beverage alcohol products for Six Months 1998 increased 13.1% as compared to Six Months 1997. The unit volume increase was largely the result of increased sales of the Company's Mexican beer brands and its spirits brands. The increase in table wine brands unit volume was partially offset by a decrease in unit volume of dessert wine brands and sparkling wine brands.

     GROSS PROFIT

     The Company's gross profit increased to $165.5 million for Six Months 1998 from $142.7 million for Six Months 1997, an increase of $22.7 million, or 15.9%. As a percent of net sales, gross profit increased to 27.2% for Six Months 1998 from 25.7% for Six Months 1997. The dollar increase in gross profit resulted primarily from increased sales of beer, higher gross profit from spirits brands related to higher selling prices and increased volume, and higher gross profit from branded wine and grape juice concentrate sales related to pricing initiatives and cost structure improvements, partially offset by higher grape costs.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $2.9 million and $13.8 million in Six Months 1998 and Six Months 1997, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $111.5 million for Six Months 1998 from $102.9 million for Six Months 1997, an increase of $8.6 million, or 8.4%. Selling, general and administrative expenses as a percent of net sales decreased to 18.4% for Six Months 1998 as compared to 18.5% for Six Months 1997. The dollar increase in selling, general and administrative expenses resulted principally from selling and other expenses related to the Company's increased sales volume and overall growth.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $16.0 million for Six Months 1998 from $16.8 million for Six Months 1997, a decrease of $0.8 million, or 4.8%. The decrease was primarily due to a decrease in the Company's average borrowings which was partially offset by an increase in the average interest rate.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Six Months 1998 decreased to 41.0% from 41.7% for Six Months 1997 as Six Months 1997 reflected a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the above factors, net income increased to $22.4 million for Six Months 1998 from $13.4 million for Six Months 1997, an increase of $9.0 million, or 66.7%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Six Months 1998 was $71.3 million, an increase of $14.2 million over EBITDA of $57.2 million for Six Months 1997. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

SIX MONTHS 1998 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Six Months 1998 was $80.9 million which resulted primarily from an increase of $61.7 million in operating liabilities plus a net increase of $44.3 million in net income adjusted for noncash items, partially offset by a net increase of $24.4 million in operating assets. The increase of $61.7 million in operating liabilities was primarily due to a $57.4 million increase in accounts payable primarily due to the purchase of grapes associated with the 1997 harvest. The net increase of $24.4 million in operating assets resulted principally from a $17.5 million increase in accounts receivable primarily due to increased beer and spirits sales and an $8.1 million net increase in inventory levels.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Six Months 1998 was $9.7 million which resulted from $18.2 million of capital expenditures, including $7.2 million for vineyards, partially offset by proceeds from the sale of property, plant and equipment of $8.5 million.

     Net cash used in financing activities for Six Months 1998 was $76.9 million which resulted primarily from principal payments of $40.4 million of long-term debt, net repayments of $27.8 million of revolving loan borrowings under the Company's bank credit agreement and repurchase of $9.2 million of the Company's Class A Common Stock.

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

DEBT

     Total debt outstanding as of August 31, 1997, amounted to $368.3 million, a decrease of $68.0 million from February 28, 1997, resulting primarily from principal payments of long-term debt and the net repayments of revolving loan borrowings. The ratio of total debt to total capitalization decreased to 49.3% as of August 31, 1997, from 54.5% as of February 28, 1997.

     As of August 31, 1997, under its bank credit agreement, the Company had outstanding term loans of $146.0 million bearing interest at 6.5%, $29.2 million of revolving loans bearing interest at 7.3%, undrawn revolving letters of credit of $8.1 million and $147.7 million available to be drawn in revolving loans.

     As of August 31, 1997, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2003. The notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of Canandaigua Brands, Inc. (f/k/a Canandaigua Wine Company, Inc.) ("Canandaigua"), held on July 22, 1997 (the "Annual Meeting"), the holders of Canandaigua's Class A Common Stock (the "Class A Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of Canandaigua's Class B Common Stock (the "Class B Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class B Stock.

     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon the following proposals:

     (i) Proposal to amend Canandaigua's Restated Certificate of Incorporation to change the name of the Company from "Canandaigua Wine Company, Inc." to "Canandaigua Brands, Inc.";

     (ii) Proposal to approve the amendment and restatement of the Stock Option and Stock Appreciation Right Plan as the Long-Term Stock Incentive Plan;

     (iii)Proposal to approve the Incentive Stock Option Plan;

     (iv) Proposal to approve the Annual Management Incentive Plan; and

     (v) Proposal to ratify the selection of Arthur Andersen LLP, Certified Public Accountants, as Canandaigua's independent auditors for the fiscal year ending February 28, 1998.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

     I. The results of the voting for the election of Directors of Canandaigua are as follows:

          Directors Elected By the Holders of Class A Stock:
          --------------------------------------------------

          For all nominees:                    12,433,531
        * Instructed:                             466,671
          Withheld from all nominees:             821,079

               (* Number of votes withheld from a specified nominee as opposed to withheld from all nominees.)

          The tabulation with respect to each nominee is as follows:

               George Bresler:
               For: 12,433,531; Withheld: 1,287,750

               James A. Locke, III:
               For: 12,900,202; Withheld: 821,079

          Directors Elected By the Holders of Class B Stock:
          --------------------------------------------------

          For all nominees:                 32,274,990
        * Instructed:                            2,000
          Withheld from all nominees:          350,930

               (* Number of votes withheld from specified nominees as opposed to withheld from all nominees.)

          The tabulation with respect to each nominee is as follows:

          Marvin Sands:
          For: 32,274,990; Withheld: 352,930

          Richard Sands:
          For: 32,274,990; Withheld: 352,930

          Robert Sands:
          For: 32,274,990; Withheld: 352,930

          Bertram E. Silk:
          For: 32,276,990; Withheld: 350,930

     II. The results of the voting with respect to the proposal to amend Canandaigua's Restated Certificate of Incorporation to change the name of the Company from Canandaigua Wine Company, Inc. to Canandaigua Brands, Inc. are as follows:

               For:                    46,278,093
               Against:                    52,031
               Abstain:                    19,077
               Broker Nonvotes:                 0

     III. The results of the voting with respect to the proposal to approve the amendment and restatement of the Stock Option and Stock Appreciation Right Plan as the Long-Term Stock Incentive Plan are as follows:

               For:                    33,189,896
               Against:                 7,817,261
               Abstain:                    85,208
               Broker Nonvotes:         5,256,836

     IV. The results of the voting with respect to the proposal to approve the Incentive Stock Option Plan are as follows:

               For:                    33,857,121
               Against:                 7,139,505
               Abstain:                    95,739
               Broker Nonvotes:         5,256,836

     V. The results of the voting with respect to the proposal to approve the Annual Management Incentive Plan are as follows:

               For:                    41,889,541
               Against:                   393,170
               Abstain:                    92,524
               Broker Nonvotes:         3,973,966

     VI. The results of the voting with respect to the proposal to ratify the selection of Arthur Andersen LLP, Certified Public Accountants, as the Company's independent auditors for the fiscal year ending February 28, 1998 are as follows:

               For:                    46,217,353
               Against:                    57,424
               Abstain:                    74,424
               Broker Nonvotes:                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  See Index to Exhibits located on Page 19 of this Report.

          (b) The following Report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended August 31, 1997:
               Form 8-K dated August 28, 1997. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANANDAIGUA BRANDS, INC.

Dated:  September 29, 1997              By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Vice President,
                                             Corporate Reporting and Controller

Dated:  September 29, 1997              By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Senior Vice
                                             President and Chief Financial
                                             Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  SUBSIDIARIES


                                        BATAVIA WINE CELLARS, INC.

Dated:  September 29, 1997              By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated:  September 29, 1997              By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated:  September 29, 1997              By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated:  September 29, 1997              By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                        BARTON INCORPORATED

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President and
                                             Chief Operating Officer

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)


                                        BARTON BRANDS, LTD.

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)


                                        BARTON BEERS, LTD.

Dated:  September 29, 1997              By: /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)

                                        BARTON BRANDS OF GEORGIA, INC.

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)


                                        BARTON DISTILLERS IMPORT CORP.

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)


                                        BARTON FINANCIAL CORPORATION

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, President and
                                             Secretary

Dated:  September 29, 1997              By:  /s/ Charles T. Schlau
                                             ----------------------------------
                                             Charles T. Schlau, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)

                                        MONARCH IMPORT COMPANY

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)


                                        THE VIKING DISTILLERY, INC.

Dated:  September 29, 1997              By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  September 29, 1997              By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)

                                INDEX TO EXHIBITS

(2)  PLAN  OF   ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION   OR
     SUCCESSION.

     Not applicable.

(3) ARTICLES OF INCORPORATION AND BY-LAWS.

3.1(a)  Certificate  of  Amendment  of  the  Certificate  of   Incorporation  of
     Canandaigua Wine Company, Inc. (now known as Canandaigua Brands, Inc., hereinafter in this Index to Exhibits, the "Company") (filed herewith).

3.1(b) Restated  Certificate of  Incorporation  of the Company (filed as Exhibit
     3.1 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

3.2 Amended and Restated By-Laws of the Company (filed herewith; filed for the purpose of reflecting the Company's new name, Canandaigua Brands, Inc., in the title of the By-Laws).

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

4.5 Second Supplemental Indenture dated August 25, 1995, among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and The Chase Manhattan Bank (as successor to Chemical Bank ) (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

4.6 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes Due 2003 dated as of October 29, 1996 among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

(10) MATERIAL CONTRACTS.

10.1 Amendment Number One to the Long-Term Stock Incentive Plan of the Company (filed herewith).

10.2 Incentive Stock Option Plan of the Company (filed herewith).

10.3 Amendment Number One to the Incentive Stock Option Plan of the Company (filed herewith).

10.4 Annual Management Incentive Plan of the Company (filed herewith).

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