Form 10-Q
period 1997-11-30
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1997-12-23
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1997
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -------------

                          COMMISSION FILE NUMBER 0-7570

   DELAWARE             CANANDAIGUA BRANDS, INC.                   16-0716709
                             AND ITS SUBSIDIARIES:
   NEW YORK             BATAVIA WINE CELLARS, INC.                 16-1222994
   NEW YORK             CANANDAIGUA WINE COMPANY, INC.             16-1462887
   NEW YORK             CANANDAIGUA EUROPE LIMITED                 16-1195581
   NEW YORK             ROBERTS TRADING CORP.                      16-0865491
   DELAWARE             BARTON INCORPORATED                        36-3500366
   DELAWARE             BARTON BRANDS, LTD.                        36-3185921
   MARYLAND             BARTON BEERS, LTD.                         36-2855879
   CONNECTICUT          BARTON BRANDS OF CALIFORNIA, INC.          06-1048198
   GEORGIA              BARTON BRANDS OF GEORGIA, INC.             58-1215938
   NEW YORK             BARTON DISTILLERS IMPORT CORP.             13-1794441
   DELAWARE             BARTON FINANCIAL CORPORATION               51-0311795
   WISCONSIN            STEVENS POINT BEVERAGE CO.                 39-0638900
   ILLINOIS             MONARCH IMPORT COMPANY                     36-3539106
   GEORGIA              THE VIKING DISTILLERY, INC.                58-2183528

(State or other      (Exact name of registrant as specified     (I.R.S. Employer
 jurisdiction of      in its charter)                            Identification
 incorporation or                                                No.)
 organization)

             235 NORTH BLOOMFIELD ROAD, CANANDAIGUA, NEW YORK 14424
             ------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


                                 (716) 393-4130
                                 --------------
              (Registrant's telephone number, including area code)


            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of December 16, 1997, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

     CLASS                                          NUMBER OF SHARES OUTSTANDING
     -----                                          ----------------------------

Class A Common Stock, Par Value $.01 Per Share              15,377,367
Class B Common Stock, Par Value $.01 Per Share               3,330,458

                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)
                                                               November 30, 1997     February 28, 1997
                                                               -----------------     -----------------
                                                                  (unaudited)
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash investments                                       $     2,298           $    10,010
  Accounts receivable, net                                            184,992               142,592
  Inventories, net                                                    419,392               326,626
  Prepaid expenses and other current assets                            19,295                21,787
                                                                  -----------           -----------
    Total current assets                                              625,977               501,015
PROPERTY, PLANT AND EQUIPMENT, net                                    241,381               249,552
OTHER ASSETS                                                          264,155               270,334
                                                                  -----------           -----------
  Total assets                                                    $ 1,131,513           $ 1,020,901
                                                                  ===========           ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                   $   161,000           $    57,000
  Current maturities of long-term debt                                 40,119                40,467
  Accounts payable                                                     69,838                63,492
  Accrued Federal and state excise taxes                               20,218                17,058
  Other accrued expenses and liabilities                               93,803                68,556
                                                                  -----------           -----------
    Total current liabilities                                         384,978               246,573
                                                                  -----------           -----------
LONG-TERM DEBT, less current maturities                               275,300               338,884
                                                                  -----------           -----------
DEFERRED INCOME TAXES                                                  64,695                61,395
                                                                  -----------           -----------
OTHER LIABILITIES                                                       7,862                 9,316
                                                                  -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at November 30, 1997, and
    February 28, 1997                                                    --                    --
  Class A Common Stock, $.01 par value-
    Authorized, 60,000,000 shares;
    Issued, 17,576,507 shares at November 30, 1997,
    and 17,462,332 shares at February 28, 1997                            175                   174
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,956,183 shares at November 30, 1997, and
    February 28, 1997                                                      40                    40
  Additional paid-in capital                                          226,242               222,336
  Retained earnings                                                   210,297               170,275
                                                                  -----------           -----------
                                                                      436,754               392,825
                                                                  -----------           -----------
  Less-Treasury stock-
  Class A Common Stock, 2,199,320 shares at
    November 30, 1997, and 1,915,468 shares at
    February 28, 1997, at cost                                        (34,878)              (25,885)
  Class B Convertible Common Stock, 625,725 shares
    at November 30, 1997, and February 28, 1997, at cost               (2,207)               (2,207)
                                                                  -----------           -----------
                                                                      (37,085)              (28,092)
                                                                  -----------           -----------
  Less-Unearned compensation-restricted stock award                      (991)                 --
                                                                  -----------           -----------
    Total stockholders' equity                                        398,678               364,733
                                                                  -----------           -----------
  Total liabilities and stockholders' equity                      $ 1,131,513           $ 1,020,901
                                                                  ===========           ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                               Page 2

                                             CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 (in thousands, except share data)
                                             For the Nine Months Ended November 30,        For the Three Months Ended November 30,
                                             --------------------------------------        ---------------------------------------
                                                   1997                 1996                      1997                 1996
                                               ------------         ------------              ------------         ------------
                                                (unaudited)          (unaudited)               (unaudited)          (unaudited)
GROSS SALES                                    $  1,252,372         $  1,180,849              $    432,046         $    425,983
  Less - Excise taxes                              (322,134)            (307,405)                 (109,343)            (108,250)
                                               ------------         ------------              ------------         ------------
    Net sales                                       930,238              873,444                   322,703              317,733
COST OF PRODUCT SOLD                               (666,747)            (649,019)                 (224,703)            (236,050)
                                               ------------         ------------              ------------         ------------
    Gross profit                                    263,491              224,425                    98,000               81,683
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          (171,772)            (161,139)                  (60,289)             (58,269)
                                               ------------         ------------              ------------         ------------
    Operating income                                 91,719               63,286                    37,711               23,414
INTEREST EXPENSE, net                               (23,885)             (25,468)                   (7,861)              (8,665)
                                               ------------         ------------              ------------         ------------
    Income before provision for Federal
      and state income taxes                         67,834               37,818                    29,850               14,749
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                                (27,812)             (16,065)                  (12,239)              (6,438)
                                               ------------         ------------              ------------         ------------
NET INCOME                                     $     40,022         $     21,753              $     17,611         $      8,311
                                               ============         ============              ============         ============

SHARE DATA:
Net income per common and common
  equivalent share:
    Primary                                    $       2.07         $       1.10              $       0.90         $       0.42
                                               ============         ============              ============         ============
    Fully diluted                              $       2.05         $       1.10              $       0.90         $       0.42
                                               ============         ============              ============         ============
Weighted average common and common
  equivalent shares outstanding:
    Primary                                      19,324,073           19,864,901                19,544,459           19,617,854
    Fully diluted                                19,512,046           19,864,901                19,563,020           19,778,993

             The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                  Page 3

                                CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                                          For the Nine Months Ended November 30,
                                                                          --------------------------------------
                                                                                 1997                1996
                                                                             -----------         -----------
                                                                             (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  40,022           $  21,753

  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation of property, plant and equipment                              18,806              18,662
      Amortization of intangible assets                                           6,987               7,155
      Deferred tax provision                                                      6,900              10,000
      Stock-based compensation expense                                              529                  20
      Amortization of discount on long-term debt                                    261                  29
      (Gain) loss on sale of property, plant and equipment                       (3,036)                201
      Change in operating assets and liabilities:
        Accounts receivable, net                                                (42,192)            (55,635)
        Inventories, net                                                        (91,008)            (31,793)
        Prepaid expenses and other current assets                                 2,552               9,176
        Accounts payable                                                          6,896              18,510
        Accrued Federal and state excise taxes                                    3,161               3,150
        Other accrued expenses and liabilities                                   21,649              17,951
        Other assets and liabilities, net                                        (1,043)             (3,815)
                                                                              ---------           ---------
          Total adjustments                                                     (69,538)             (6,389)
                                                                              ---------           ---------
          Net cash (used in) provided by operating activities                   (29,516)             15,364
                                                                              ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of minor disposals            (23,206)            (25,318)
  Proceeds from sale of property, plant and equipment                            12,547               5,171
  Payment of accrued earn-out amounts                                              --               (13,848)
                                                                              ---------           ---------
          Net cash used in investing activities                                 (10,659)            (33,995)
                                                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                                               104,000              18,700
  Proceeds from employee stock purchases                                          1,256                 998
  Exercise of employee stock options                                              1,194                  10
  Principal payments of long-term debt                                          (64,193)            (39,612)
  Purchases of treasury stock                                                    (9,233)            (19,997)
  Payment of issuance costs of long-term debt                                      (561)             (1,478)
  Proceeds from issuance of long-term debt, net of discount                        --                61,668
                                                                              ---------           ---------
          Net cash provided by financing activities                              32,463              20,289
                                                                              ---------           ---------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS                             (7,712)              1,658
CASH AND CASH INVESTMENTS, beginning of period                                   10,010               3,339
                                                                              ---------           ---------
CASH AND CASH INVESTMENTS, end of period                                      $   2,298           $   4,997
                                                                              =========           =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Goodwill reduction on settlement of disputed final closing net
      current asset statement for Vintners Acquisition                        $    --             $   5,894
                                                                              =========           =========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997

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

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Certain November 1996 balances have been reclassified to conform with current year presentation.

3)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. Substantially all of the inventories are valued using the LIFO method. Elements of cost include materials, labor and overhead and consist of the following:

                                                November 30,      February 28,
                                                    1997              1997
                                                ------------      ------------
   (in thousands)
   Raw materials and supplies                    $  13,203         $  14,191
   Wines and distilled spirits in process          330,987           262,289
   Finished case goods                              98,707            72,526
                                                 ---------         ---------
                                                   442,897           349,006
   Less - LIFO reserve                             (23,505)          (22,380)
                                                 ---------         ---------
                                                 $ 419,392         $ 326,626
                                                 =========         =========

     Information related to the FIFO method of inventory valuation may be useful in comparing operating results to those companies not using the LIFO method of inventory valuation. If the FIFO method had been used, reported net income would have been $0.7 million, or $0.03 per share on a fully diluted basis, higher for the nine months ended November 30, 1997, and reported net income would have been $12.5 million, or $0.63 per share on a fully diluted basis, higher for the nine months ended November 30, 1996.

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

     The  following  table  presents   summarized   financial   information  for
subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated Notes:

                                          November 30,    February 28,
                                              1997            1997
                                          ------------    -----------
           (in thousands)
           Balance Sheet Data:
             Current assets                $ 501,384       $ 401,870
             Noncurrent assets             $ 390,495       $ 403,068
             Current liabilities           $ 104,699       $ 100,009
             Noncurrent liabilities        $  64,480       $  65,300

                                  For the Nine Months      For the Three Months
                                   Ended November 30,       Ended November 30,
                                  --------------------     --------------------
                                    1997        1996         1997        1996
                                  --------    --------     --------    --------
(in thousands)
Income Statement Data:
  Net sales                       $764,457    $718,676     $250,119    $264,883
  Gross profit                    $153,590    $127,306     $ 47,165    $ 48,599
  Income before provision for
    Federal and state income
    taxes                         $ 58,658    $ 34,602     $ 17,210    $ 18,043
  Net income                      $ 34,886    $ 19,903     $ 10,118    $ 10,466


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

8)   SUBSEQUENT EVENT - NEW CREDIT AGREEMENT:

     Senior credit facility:

     On December 19, 1997, the Company and a syndicate of banks (the Syndicate Banks) entered into a new $325.0 million senior Credit Agreement (the Credit Agreement). The proceeds of the Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's Third Amended and Restated Credit Agreement, as amended. As compared to the previous bank credit agreement, the Credit Agreement includes, among other things, lower interest rates, lower quarterly loan amortization and greater flexibility with respect to effecting acquisitions, incurring indebtedness and repurchasing the Company's capital stock.

     The Credit Agreement provides for a $140.0 million term loan facility due in June 2003 and a $185.0 million revolving loan facility, including letters of credit up to a maximum of $20.0 million, which expires in June 2003. The rate of interest payable, at the Company's option, is a function of the London interbank offered rate (LIBOR) plus a margin, federal funds rate plus a margin or the prime rate. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement). There are certain mandatory term loan prepayments including, if the proceeds of which are not used to finance an acquisition, aggregate net proceeds received in excess of $50.0 million from any Debt Incurrence (as defined in the Credit Agreement) and 50% of any net proceeds from the sale of equity, and net proceeds from the sale of assets not reinvested in like assets.

     The term loan facility requires quarterly repayments of $6.0 million beginning March 1998 through December 2002, and payments of $10.0 million in March 2003 and June 2003. Currently, the margin on the term loan facility borrowings is 0.75% and may be decreased by up to 0.35% and increased by up to 0.5% depending on the Company's Debt Ratio.

     The revolving loan facility is utilized to finance working capital requirements. The Credit Agreement requires that the Company reduce the outstanding balance of the revolving loan facility to less than $60.0 million for thirty consecutive days during the six months ending each August 31.
Currently, the margin on the revolving loan facility is 0.5% and may be decreased by up to 0.25% and increased by up to 0.4% depending on the Company's Debt Ratio. In addition, the Company pays a facility fee on the revolving loan commitments. Currently, the facility fee is 0.25% and may be reduced or increased by 0.1% subject to the Company's Debt Ratio.

     The Syndicate Banks have been given security interests in substantially all of the assets of the Company including mortgage liens on certain real property. The Company is subject to customary secured lending covenants including those restricting additional liens, the incurrence of additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments. The primary financial covenants require the maintenance of a Debt Ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. Among the most restrictive covenants contained in the Credit Agreement is the requirement to maintain a fixed charge ratio of not less than 1.0 at the last day of each fiscal quarter for the most recent four quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 1997 ("Third Quarter 1998"), compared to the three months ended November 30, 1996 ("Third Quarter 1997"), and for the nine months ended November 30, 1997 ("Nine Months 1998"), compared to the nine months ended November 30, 1996 ("Nine Months 1997"), and (ii) financial liquidity and capital resources for the nine months ended November 30, 1997. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

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

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Third Quarter 1998 and Third Quarter 1997.

                         Third Quarter 1998 Compared to Third Quarter 1997
                   -------------------------------------------------------------
                              Net Sales                      Unit Volume
                   -------------------------------   ---------------------------
Branded Beverage                       %Increase/                    %Increase/
Alcohol Products:    1998       1997    (Decrease)    1998     1997   (Decrease)
                   --------   --------  ----------   ------   ------  ----------
  Wine             $153,353   $152,224     0.7%       7,799    7,943    (1.8%)
  Beer               92,605     74,314    24.6%       7,357    5,892    24.9%
  Spirits            51,359     51,045     0.6%       2,520    2,476     1.8%
Other (a)            25,386     40,150   (36.8%)       N/A      N/A      N/A
                   --------   --------    -----      ------   ------    -----
                   $322,703   $317,733     1.6%      17,676   16,311     8.4%
                   ========   ========    =====      ======   ======    =====

(a)  Other  consists  primarily  of  non-branded   concentrate  sales,  contract
     bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Third Quarter 1998 increased to $322.7 million from $317.7 million for Third Quarter 1997, an increase of $5.0 million, or 1.6%. This increase resulted primarily from (i) $18.3 million of additional beer sales, largely Mexican beers, and (ii) $2.6 million of additional table wine sales. These increases were partially offset by lower sales of grape juice concentrate, bulk wine and other branded wine products. Unit volume for branded beverage alcohol products for Third Quarter 1998 increased 8.4% as compared to Third Quarter 1997. The unit volume increase was the result of increased sales of the Company's Mexican beer brands and its spirits brands. Unit volume of the Company's wine brands decreased slightly as compared to Third Quarter 1997.

     GROSS PROFIT

     The Company's gross profit increased to $98.0 million for Third Quarter 1998 from $81.7 million for Third Quarter 1997, an increase of $16.3 million, or 20.0%. As a percent of net sales, gross profit increased to 30.4% for Third Quarter 1998 from 25.7% for Third Quarter 1997. The dollar increase in gross profit resulted primarily from cost structure improvements and higher average selling prices related to branded wine sales, and additional beer sales volume.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected an addition of $1.8 million and a reduction of $8.0 million in Third Quarter 1998 and Third Quarter 1997, respectively, due to the Company's LIFO accounting method. The Company's gross profit for Third Quarter 1998 reflects the cumulative effect of revised cost estimates, including more favorable grape costs than had been estimated through the first six months of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $60.3 million for Third Quarter 1998 from $58.3 million for Third Quarter 1997, an increase of $2.0 million, or 3.5%. The dollar increase in selling, general and administrative expenses resulted principally from selling and other expenses related to the Company's increased beer sales volume and overall growth. Selling, general and administrative expenses as a percent of net sales increased to 18.7% for Third Quarter 1998 as compared to 18.3% for Third Quarter 1997. The increase in percent of net sales resulted from a change in the sales mix driven by an increase in net sales of branded products, which have a higher percent of marketing and selling costs relative to sales, partially offset by a decrease in net sales of nonbranded products which have relatively little associated marketing and selling costs.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $7.9 million for Third Quarter 1998 from $8.7 million for Third Quarter 1997, a decrease of $0.8 million, or 9.3%. The decrease was primarily due to a decrease in the Company's average borrowings.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Third Quarter 1998 decreased to 41.0% from 43.7% for Third Quarter 1997 as Third Quarter 1997 reflected a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the above factors, net income increased to $17.6 million for Third Quarter 1998 from $8.3 million for Third Quarter 1997, an increase of $9.3 million, or 111.9%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Third Quarter 1998 were $46.2 million, an increase of $14.2 million over EBITDA of $32.0 million for Third Quarter 1997. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volumes (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Nine Months 1998 and Nine Months 1997.

                         Nine Months 1998 Compared to Nine Months 1997
                   -------------------------------------------------------------
                              Net Sales                      Unit Volume
                   -------------------------------   ---------------------------
Branded Beverage                        %Increase/                    %Increase/
Alcohol Products:    1998       1997    (Decrease)    1998     1997   (Decrease)
                   --------   --------  ----------   ------   ------  ----------
  Wine             $400,891   $392,629      2.1%     20,961   20,809      0.7%
  Beer              298,601    237,628     25.7%     23,796   18,964     25.5%
  Spirits           153,093    141,266      8.4%      7,644    7,235      5.7%
Other (a)            77,653    101,921    (23.8%)      N/A      N/A       N/A
                   --------   --------     -----     ------   ------     -----
                   $930,238   $873,444      6.5%     52,401   47,008     11.5%
                   ========   ========     =====     ======   ======     =====

(a)  Other  consists  primarily  of  non-branded   concentrate  sales,  contract
     bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Nine Months 1998 increased to $930.2 million from $873.4 million for Nine Months 1997, an increase of $56.8 million, or 6.5%. This increase resulted primarily from (i) $61.0 million of additional beer sales, largely Mexican beers, (ii) $13.3 million of additional table wine sales and
(iii) $11.8 million of additional spirits sales. These increases were partially offset by lower sales of grape juice concentrate, bulk wine and other branded wine products. Unit volume for branded beverage alcohol products for Nine Months 1998 increased 11.5% as compared to Nine Months 1997. The unit volume increase was largely the result of increased sales of the Company's Mexican beer brands and its spirits brands. The increase in table wine brands unit volume was partially offset by a decrease in unit volume of dessert wine brands and sparkling wine brands.

     GROSS PROFIT

     The Company's gross profit increased to $263.5 million for Nine Months 1998 from $224.4 million for Nine Months 1997, an increase of $39.1 million, or 17.4%. As a percent of net sales, gross profit increased to 28.3% for Nine Months 1998 from 25.7% for Nine Months 1997. The dollar increase in gross profit resulted primarily from increased beer sales, higher average selling prices and cost structure improvements related to branded wine sales, higher average selling prices in excess of cost increases related to grape juice concentrate sales and higher average selling prices and increased volume related to branded spirits sales. These increases were partially offset by lower sales volume of grape juice concentrate and bulk wine.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $1.1 million and $21.8 million in Nine Months 1998 and Nine Months 1997, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $171.8 million for Nine Months 1998 from $161.1 million for Nine Months 1997, an increase of $10.6 million, or 6.6%. The dollar increase in selling, general and administrative expenses resulted principally from selling and other expenses related to the Company's increased sales volume and overall growth. Selling, general and administrative expenses as a percent of net sales increased to 18.5% for Nine Months 1998 as compared to 18.4% for Nine Months 1997. The increase in percent of net sales resulted from a change in the sales mix driven by an increase in net sales of branded products, which have a higher percent of marketing and selling costs relative to sales, partially offset by a decrease in net sales of nonbranded products which have relatively little associated marketing and selling costs.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $23.9 million for Nine Months 1998 from $25.5 million for Nine Months 1997, a decrease of $1.6 million, or 6.2%. The decrease was primarily due to a decrease in the Company's average borrowings which was partially offset by an increase in the average interest rate.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Nine Months 1998 decreased to 41.0% from 42.5% for Nine Months 1997 as Nine Months 1997 reflected a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the above factors, net income increased to $40.0 million for Nine Months 1998 from $21.8 million for Nine Months 1997, an increase of $18.3 million, or 84.0%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Nine Months 1998 were $117.5 million, an increase of $28.4 million over EBITDA of $89.1 million for Nine Months 1997. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

NINE MONTHS 1998 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash used in operating activities for Nine Months 1998 was $29.5 million which resulted from a net increase of $130.7 million in operating assets, partially offset by a net increase of $70.5 million in net income adjusted for noncash items plus a net increase of $30.7 million in operating liabilities. The net increase of $130.7 million in operating assets resulted principally from a $91.0 million net increase in inventory levels, primarily the result of the purchase of grapes from the 1997 grape harvest, and a $42.2 million increase in accounts receivable primarily due to higher seasonal sales of products. The net increase of $30.7 million in operating liabilities was primarily due to a $21.6 million increase in other accrued expenses and liabilities, including advertising and promotion accruals associated with the Company's unit volume increase, accrued income taxes and accrued interest.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Nine Months 1998 was $10.7 million which resulted from $23.2 million of capital expenditures, including $8.7 million for vineyards, partially offset by proceeds from the sale of property, plant and equipment of $12.5 million.

     Net cash provided by financing activities for Nine Months 1998 was $32.5 million which resulted primarily from net proceeds of $104.0 million of revolving loan borrowings under the Company's bank credit agreement, partially offset by principal payments of $64.2 million of long-term debt and repurchase of $9.2 million of the Company's Class A Common Stock.

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

DEBT

     Total debt outstanding as of November 30, 1997, amounted to $476.4 million, an increase of $40.1 million from February 28, 1997, resulting primarily from the net proceeds of revolving loan borrowings, partially offset by principal payments of long-term debt. The ratio of total debt to total capitalization decreased to 54.4% as of November 30, 1997, from 54.5% as of February 28, 1997.

     As of November 30, 1997, under its bank credit agreement, the Company had outstanding term loans of $122.2 million bearing interest at 6.5%, $161.0 million of revolving loans bearing interest at 6.5%, undrawn revolving letters of credit of $7.9 million and $16.1 million available to be drawn in revolving loans.

     As of November 30, 1997, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2003. The notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.

     On December 19, 1997, the Company, its principal operating subsidiaries, and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as Administrative Agent, entered into a new $325.0 million senior Credit Agreement (the "Credit Agreement"). The proceeds of the Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's Third Amended and Restated Credit Agreement, as amended. As compared to the previous bank credit agreement, the Credit Agreement includes, among other things, lower interest rates, lower quarterly loan amortization and greater flexibility with respect to effecting acquisitions, incurring indebtedness and repurchasing the Company's capital stock.

     The Credit Agreement provides for a $140.0 million term loan facility due in June 2003 and a $185.0 million revolving loan facility, including letters of credit up to a maximum of $20.0 million, which expires in June 2003. The rate of interest payable, at the Company's option, is a function of the London interbank offered rate (LIBOR) plus a margin, federal funds rate plus a margin or the prime rate. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement). There are certain mandatory term loan prepayments including, if the proceeds of which are not used to finance an acquisition, aggregate net proceeds received in excess of $50.0 million from any Debt Incurrence (as defined in the Credit Agreement) and 50% of any net proceeds from the sale of equity, and net proceeds from the sale of assets not reinvested in like assets.

     The term loan facility requires quarterly repayments of $6.0 million beginning March 1998 through December 2002, and payments of $10.0 million in March 2003 and June 2003. Currently, the margin on the term loan facility borrowings is 0.75% and may be decreased by up to 0.35% and increased by up to 0.5% depending on the Company's Debt Ratio.

     The revolving loan facility is utilized to finance working capital requirements. The Credit Agreement requires that the Company reduce the outstanding balance of the revolving loan facility to less than $60.0 million for thirty consecutive days during the six months ending each August 31.
Currently, the margin on the revolving loan facility is 0.5% and may be decreased by up to 0.25% and increased by up to 0.4% depending on the Company's Debt Ratio. In addition, the Company pays a facility fee on the revolving loan commitments. Currently, the facility fee is 0.25% and may be reduced or increased by 0.1% subject to the Company's Debt Ratio.

     Each of the Company's principal operating subsidiaries has guaranteed, jointly and severally, the Company's obligations under the Credit Agreement. The Syndicate Banks have been given security interests in substantially all of the assets of the Company and its subsidiaries. The Company and its subsidiaries are subject to customary secured lending covenants including those restricting additional liens, the incurrence of additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments. The primary financial covenants require the maintenance of a Debt Ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. Among the most restrictive covenants contained in the Credit Agreement is the requirement to maintain a fixed charge ratio of not less than
1.0 at the last day of each fiscal quarter for the most recent four quarters.

     As of December 22, 1997, under the Credit Agreement, the Company had outstanding term loans of $140.0 million bearing interest at 6.7%, $116.0 million of revolving loans bearing interest at 6.4%, undrawn revolving letters of credit of $7.2 million and $61.8 million available to be drawn in revolving loans.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported under Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997, which is incorporated herein by reference, the Company was involved in an investigation in the State of New Jersey with respect to regulatory trade practices in the beverage alcohol industry. Effective October 14, 1997, the Company entered into a Consent Order with the State of New Jersey to conclude the investigation with respect to the Company. The Company's Consent Order fully resolves the matter without any material effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits located on Page 19 of this Report.

     (b) No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANANDAIGUA BRANDS, INC.

Dated: December 22, 1997                By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Vice President,
                                             Corporate Reporting and Controller

Dated: December 22, 1997                By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Senior Vice
                                             President and Chief Financial
                                             Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                  SUBSIDIARIES


                                        BATAVIA WINE CELLARS, INC.

Dated: December 22, 1997                By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated: December 22, 1997                By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated: December 22, 1997                By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated: December 22, 1997                By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated: December 22, 1997                By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated: December 22, 1997                By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        ROBERTS TRADING CORP.

Dated: December 22, 1997                By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated: December 22, 1997                By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        BARTON INCORPORATED

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President and
                                             Chief Operating Officer

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        BARTON BRANDS, LTD.

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                        BARTON BEERS, LTD.

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        BARTON BRANDS OF GEORGIA, INC.

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        BARTON DISTILLERS IMPORT CORP.

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                        BARTON FINANCIAL CORPORATION

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, President and
                                             Secretary

Dated: December 22, 1997                By:  /s/ Charles T. Schlau
                                             ----------------------------------
                                             Charles T. Schlau, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        MONARCH IMPORT COMPANY

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        THE VIKING DISTILLERY, INC.

Dated: December 22, 1997                By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated: December 22, 1997                By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                INDEX TO EXHIBITS

(2)     PLAN  OF  ACQUISITION,   REORGANIZATION,   ARRANGEMENT,  LIQUIDATION  OR
        SUCCESSION.

        Not applicable.

(3)     ARTICLES OF INCORPORATION AND BY-LAWS.

3.1(a) Certificate of Amendment of the Certificate of Incorporation of Canandaigua Wine Company, Inc. (now known as Canandaigua Brands, Inc., hereinafter in this Index to Exhibits, the "Company") (filed as Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

3.1(b)  Restated  Certificate of  Incorporation of the Company (filed as Exhibit
        3.1 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

3.2 Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

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

(10)    MATERIAL CONTRACTS.

10.1 Amendment Number 5 to the 1989 Employee Stock Purchase Plan of the Company (filed herewith).

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