Form 10-K
period 1998-02-28
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1998-05-29
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 1998
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------     -------------------

                           COMMISSION FILE NO. 0-7570

         DELAWARE          CANANDAIGUA BRANDS, INC.              16-0716709
                                AND ITS SUBSIDIARIES:
         NEW YORK          BATAVIA WINE CELLARS, INC.            16-1222994
         NEW YORK          CANANDAIGUA WINE COMPANY, INC.        16-1462887
         NEW YORK          CANANDAIGUA EUROPE LIMITED            16-1195581
         NEW YORK          ROBERTS TRADING CORP.                 16-0865491
         DELAWARE          BARTON INCORPORATED                   36-3500366
         DELAWARE          BARTON BRANDS, LTD.                   36-3185921
         MARYLAND          BARTON BEERS, LTD.                    36-2855879
         CONNECTICUT       BARTON BRANDS OF CALIFORNIA, INC.     06-1048198
         GEORGIA           BARTON BRANDS OF GEORGIA, INC.        58-1215938
         NEW YORK          BARTON DISTILLERS IMPORT CORP.        13-1794441
         DELAWARE          BARTON FINANCIAL CORPORATION          51-0311795
         WISCONSIN         STEVENS POINT BEVERAGE CO.            39-0638900
         ILLINOIS          MONARCH IMPORT COMPANY                36-3539106
         GEORGIA           THE VIKING DISTILLERY, INC.           58-2183528
     (State or other       (Exact name of registrant as     (I.R.S. Employer
      jurisdiction of       specified in its charter)        Identification No.)
      incorporation or
      organization)


              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK  14450
              ------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)


        Registrants' telephone number, including area code (716) 393-4130
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
            None                                    None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:

  Class A Common Stock (Par Value $.01 Per Share) of Canandaigua Brands, Inc.
  ---------------------------------------------------------------------------
                                (Title of Class)

   Class B Common Stock (Par Value $.01 Per Share) of Canandaigua Brands, Inc.
   ---------------------------------------------------------------------------
                                (Title of Class)





Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of Canandaigua Brands, Inc., as of May 18, 1998, was $665,089,755.

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of May 18, 1998, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------

Class A Common Stock, Par Value $.01 Per Share               15,470,066
Class B Common Stock, Par Value $.01 Per Share                3,296,976


                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Canandaigua Brands, Inc. to be issued for the annual meeting of stockholders to be held July 21, 1998, is incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.   BUSINESS
-------   --------

     UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" REFERS TO CANANDAIGUA BRANDS, INC. AND ITS SUBSIDIARIES, ALL REFERENCES TO "NET SALES" REFER TO GROSS REVENUES LESS EXCISE TAXES AND RETURNS AND ALLOWANCES TO CONFORM WITH THE COMPANY'S METHOD OF CLASSIFICATION. ALL REFERENCES TO "FISCAL 1998" AND "FISCAL 1997" SHALL REFER TO THE COMPANY'S FISCAL YEAR ENDED THE LAST DAY OF FEBRUARY OF THE INDICATED YEAR. DURING JANUARY 1996, THE BOARD OF DIRECTORS OF THE COMPANY CHANGED THE COMPANY'S FISCAL YEAR END FROM AUGUST 31 TO THE LAST DAY OF FEBRUARY. ACCORDINGLY, THIS FORM 10-K INCLUDES AND PRESENTS INFORMATION FOR THE COMPANY'S TRANSITION PERIOD FROM SEPTEMBER 1, 1995, TO FEBRUARY 29, 1996 (THE "TRANSITION PERIOD"), AS WELL AS INFORMATION FOR THE PERIOD FROM MARCH 1, 1995, TO FEBRUARY 29, 1996 ("PRO FORMA FISCAL 1996"). REFERENCES TO "FISCAL 1995" SHALL REFER TO THE COMPANY'S FISCAL YEAR ENDED AUGUST 31, 1995.

     DURING FISCAL 1998, THE COMPANY CHANGED ITS NAME FROM CANANDAIGUA WINE COMPANY, INC. TO CANANDAIGUA BRANDS, INC. THE NEW NAME BETTER REFLECTS THE SCOPE OF THE COMPANY'S OPERATIONS AS A PRODUCER, MARKETER AND IMPORTER OF BRANDS
WITHIN  ALL THREE  BEVERAGE  ALCOHOL  PRODUCT  CATEGORIES  IN WHICH THE  COMPANY
OPERATES: WINE, BEER AND DISTILLED SPIRITS.

     MARKET SHARE AND INDUSTRY DATA DISCLOSED IN THIS REPORT HAVE BEEN OBTAINED FROM THE FOLLOWING INDUSTRY AND GOVERNMENT PUBLICATIONS: THE GOMBERG-FREDRIKSON REPORT; JOBSON'S LIQUOR HANDBOOK; JOBSON'S WINE HANDBOOK; JOBSON'S BEER HANDBOOK; ADAMS MEDIA HANDBOOK ADVANCE; THE U.S. WINE MARKET: IMPACT DATABANK REVIEW AND FORECAST; THE U.S. BEER MARKET: IMPACT DATABANK REVIEW AND FORECAST; BEER MARKETER'S INSIGHTS; BEER INDUSTRY UPDATE; THE BEER INSTITUTE; U.S. DEPARTMENT OF THE TREASURY STATISTICAL RELEASES; AND THE MAXWELL CONSUMER REPORT. THE COMPANY HAS NOT INDEPENDENTLY VERIFIED THIS DATA. REFERENCES TO MARKET SHARE DATA ARE BASED ON UNIT VOLUME.

     The Company is a Delaware corporation organized in 1972 as the successor to a business founded in 1945 by Marvin Sands, Chairman of the Board of the Company.

     The Company is a leading producer and marketer of branded beverage alcohol products, with over 130 national and regional brands which are distributed by over 850 wholesalers throughout the United States and in selected international markets. The Company's beverage alcohol brands are marketed in three general categories: wine (primarily table wine), beer (primarily imported beer) and distilled spirits. The Company is the second largest supplier of wine, the second largest importer of beer and the fourth largest supplier of distilled spirits in the United States. The Company's principal brands include the following:

     WINE: Inglenook, Almaden, Paul Masson, Manischewitz, Taylor, Marcus James, Estate Cellars, Vina Santa Carolina, Dunnewood, Cook's, J. Roget, Great Western, Richards Wild Irish Rose and Cisco

     BEER: Corona Extra, Corona Light, St. Pauli Girl, Modelo Especial, Pacifico, Tsingtao, Negra Modelo, Peroni, Double Diamond and Point

     DISTILLED SPIRITS: Fleischmann's, Barton, Mr. Boston, Canadian LTD, Ten High, Montezuma, Inver House, Monte Alban and Chi-Chi's Prepared Cocktails

     Many of the Company's brands are leaders in their respective categories in the United States, including Corona Extra, the largest selling imported beer brand; Almaden and Inglenook, the fifth and seventh largest selling table wine brands; Richards Wild Irish Rose, the largest selling dessert wine brand; Cook's champagne, the second largest selling sparkling wine brand; Fleischmann's, the fourth largest blended whiskey and fourth largest domestically bottled gin; Montezuma, the second largest selling tequila brand; and Monte Alban, the largest selling mezcal brand.

     The Company has diversified its product portfolio through a series of strategic acquisitions that have resulted in an increase in the Company's net sales from $176.6 million in fiscal 1991 to $1,212.8 million for Fiscal 1998. Through these acquisitions, the Company has developed strong market positions in the growing beverage alcohol product categories of varietal table wine (wine named for the grape that comprises the principal component of the wine) and imported beer. During this period, the Company has strengthened its relationship with wholesalers, expanded its distribution and enhanced its production capabilities as well as acquired additional management, operational, marketing and research and development expertise.

     In October 1991, the Company acquired Cook's, Cribari, Dunnewood and other brands and related facilities and assets from Guild Wineries & Distilleries. In June 1993, the Company acquired Barton Incorporated ("Barton"), which enabled the Company to diversify into the imported beer and distilled spirits categories (the "Barton Acquisition"). With the Barton Acquisition, the Company acquired distribution rights with respect to the Corona, St. Pauli Girl, and other imported beer brands; the Barton, Ten High, Montezuma, and other distilled spirits brands; and related facilities and assets. In October 1993, the Company acquired the Paul Masson, Taylor California Cellars and other brands and related facilities and assets of Vintners International Company, Inc. ("Vintners") (the "Vintners Acquisition"). In August 1994, the Company acquired the Almaden, Inglenook and other brands, a grape juice concentrate business and related facilities and assets (the "Almaden/Inglenook Product Lines") from Heublein, Inc. (the "Almaden/Inglenook Acquisition"). On September 1, 1995, the Company acquired the Mr. Boston, Canadian LTD, Skol, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; the rights to the Fleischmann's and Chi-Chi's distilled spirits brands under long-term license agreements; the U.S. rights to the Inver House, Schenley and El Toro distilled spirits brands; and related facilities and assets from United Distillers Glenmore, Inc. and certain of its North American affiliates (collectively, "UDG"); in addition, the transaction included multiyear agreements under which UDG supplies the Company with bulk whiskey and the Company supplies UDG with services including continued packaging of various UDG brands not acquired by the Company (collectively, the "UDG Acquisition").

     The Company's growth through acquisitions has substantially expanded its portfolio of brands and has enabled it to become a major participant in additional product categories of the beverage alcohol business. This expansion has positioned the Company to benefit from faster growing categories with over 40% of the Company's net sales generated from the growth categories of imported beer and varietal table wine.

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

INDUSTRY

     The beverage alcohol industry in the United States consists of the production, importation, marketing and distribution of wine, beer and distilled spirits products. Over the past five years there has been increasing consolidation at the supplier, wholesaler and, in certain markets, retailer tiers of the beverage alcohol industry. As a result, it has become advantageous for certain suppliers to expand their portfolio of brands through acquisitions and internal development in order to take advantage of economies of scale and to increase their importance to a more limited number of wholesalers and, in certain markets, retailers. During the 1990's, the overall per capita consumption of beverage alcohol products in the United States has declined slightly; however, consumption of table wine, in particular varietal table wine, and imported beer has increased during the period.

     The following table sets forth the industry unit volume for shipments of beverage alcohol products in the Company's three principal beverage alcohol product categories in the United States for the five calendar years ended December 31, 1997:

    INDUSTRY DATA              1997       1996       1995       1994       1993
---------------------        -------    -------    -------    -------    -------
Wine (a)(b)                  219,970    212,399    197,258    193,052    188,846
Imported Beer (c)            197,355    173,077    157,023    146,096    128,815
Distilled Spirits (b)        137,798    138,536    137,330    139,997    144,162

     (a) Includes domestic and imported table, sparkling and dessert wine, wine coolers and vermouth
     (b) Units are in thousands of 9-liter case equivalents (2.378 gallons per case)
     (c)  Units are in thousands of 2.25 gallon cases



     WINE: From 1993 to 1997, shipments of wine in the United States increased at an average compound annual rate of 4%. In 1997, wine shipments increased by 4% when compared to 1996, led by increased shipments of table wine (wine containing 14% or less alcohol by volume). Table wine accounted for 88% of the total United States wine market in 1997 while sparkling wine (includes effervescent wine like champagne and spumante) and dessert wine (wine containing more than 14% alcohol by volume) each accounted for 6%. Over the last five years, sparkling and dessert wine, as a percentage of total wine, have been declining in the United States. The Company believes the improvement in the table wine consumption may be due in part to published reports, over recent years, from a number of sources, citing the health benefits of moderate wine consumption. The Company believes the declines in sparkling and dessert wine consumption in the United States reflect a general shift in consumer preferences and, with respect to sparkling wine, concerns about drinking and driving, as a large part of sparkling wine consumption occurs outside the home at social gatherings and restaurants.

     IMPORTED BEER: Shipments of imported beer have increased at an average compound annual rate of 11% from 1993 to 1997. Shipments of Mexican beer in 1997 increased 37% over 1996 as compared to an increase of 14% for the entire imported beer category. Shipments of imported beer as a percentage of the United States beer market, increased to 7.3% in 1997 from 6.5% in 1996. Imported beer, along with microbrews and super-premium priced domestic beer, is generally priced above the leading domestic premium brands.

     DISTILLED SPIRITS: Although shipments of distilled spirits in the United States declined at an average compound annual rate of 1% from 1993 to 1997, certain types of distilled spirits, such as rum, tequila and brandy have increased. In 1997, shipments of distilled spirits declined by 0.5% as compared to 1996. The Company believes shipments of certain types of distilled spirits may have been negatively affected by concerns about drinking and driving, and a shift in consumer preference toward lower alcohol or lighter tasting products like imported beer and varietal table wine which have grown substantially during the period from 1993 to 1997.

PRODUCT CATEGORIES

     The Company produces, markets and imports beverage alcohol products in three principal product categories: wine (primarily table wine), beer (primarily imported beer) and distilled spirits. The following tables include net sales and unit volume of branded products sold by the Company and the distilled spirits table includes the brands and products acquired in the UDG Acquisition for all periods shown as if they had been owned by the Company for the entire period.

     WINE: The Company is the second largest supplier of wine in the United States. The Company participates in the table, dessert and sparkling wine categories. The table below sets forth the net sales (in thousands of dollars) and unit volume (in thousands of 9-liter case equivalents) for all of the branded wine sold by the Company for the periods shown:

                                                              PRO FORMA
                 FISCAL 1998           FISCAL 1997           FISCAL 1996           FISCAL 1995
             ------------------    ------------------    ------------------    ------------------
WINE (a)     NET SALES   VOLUME    NET SALES   VOLUME    NET SALES   VOLUME    NET SALES   VOLUME
             ---------   ------    ---------   ------    ---------   ------    ---------   ------
             $ 533,257   34,587    $ 512,510   33,787    $ 499,962   35,396    $ 487,101   34,910

     (a)  Includes domestic and imported table, dessert and sparkling wine

     Net sales and unit volume of the Company's wine brands increased 4% and 2%, respectively, in Fiscal 1998 compared to Fiscal 1997. These increases can be attributed to increased sales of table wine.

     The Company sells over 70 different brands of wine, substantially all of which are marketed in the popularly priced segment (wine that retails at less than $5.75 per 750 ml. bottle). The Company's principal wine brands include Inglenook, Almaden, Paul Masson, Manischewitz, Taylor, Marcus James, Estate Cellars, Vina Santa Carolina, Dunnewood, Richards Wild Irish Rose, Cisco, Cook's, J. Roget and Great Western.

     BEER: The Company is the second largest marketer of imported beer in the United States. The Company distributes five of the top 20 imported beer brands in the United States: Corona Extra, Corona Light, St. Pauli Girl, Modelo Especial and Pacifico. The Company's other imported beer brands include Negra Modelo from Mexico, Tsingtao from China, Peroni from Italy and Double Diamond from the United Kingdom. The Company also operates the Stevens Point Brewery, a regional brewer located in Wisconsin, which produces Point Special, among other brands. The table below sets forth the net sales (in thousands of dollars) and unit volume (in thousands of 2.25 gallon cases) for the beer sold by the Company for the periods shown:

                                                           PRO FORMA
              FISCAL 1998           FISCAL 1997           FISCAL 1996           FISCAL 1995
          ------------------    ------------------    ------------------    ------------------
BEER      NET SALES   VOLUME    NET SALES   VOLUME    NET SALES   VOLUME    NET SALES   VOLUME
          ---------   ------    ---------   ------    ---------   ------    ---------   ------
          $ 376,607   30,016    $ 298,925   23,848    $ 239,785   19,344    $ 216,159   17,471

     Net sales and unit volume of the Company's beer brands have grown since Fiscal 1995, primarily as a result of the increased sales of Corona and the Company's other Mexican beer brands. Net sales and unit volume increased 26.0% in Fiscal 1998 compared to Fiscal 1997. This sales growth helped Corona Extra become the number one imported beer nationwide.



     DISTILLED SPIRITS: The Company is the fourth largest supplier of distilled spirits in the United States. The Company produces, bottles, imports and markets a diversified line of quality distilled spirits, and also exports distilled spirits to approximately 20 foreign countries. The Company's principal distilled spirits brands include Fleischmann's, Barton, Mr. Boston, Canadian LTD, Ten High, Montezuma, Inver House and Monte Alban. Substantially all of the Company's spirits unit volume consists of products marketed in the price value segment.

     The table below sets forth the net sales (in thousands of dollars) and unit volume (in thousands of 9-liter case equivalents) for the distilled products case goods sold by the Company for the periods shown:

                                                                PRO FORMA
                   FISCAL 1998           FISCAL 1997         FISCAL 1996 (a)       FISCAL 1995 (a)
DISTILLED      ------------------    ------------------    ------------------    ------------------
 SPIRITS       NET SALES   VOLUME    NET SALES   VOLUME    NET SALES   VOLUME    NET SALES   VOLUME
               ---------   ------    ---------   ------    ---------   ------    ---------   ------
               $ 200,276   11,456    $ 183,843   10,899    $ 178,803   10,740    $ 184,536   10,930

     (a) Net sales and volume include the brands and products acquired in the UDG Acquisition as if they had been owned by the Company for the entire period.

     For Fiscal 1998, net sales and unit volume of distilled spirits brands sold by the Company increased 9% and 5%, respectively, compared to Fiscal 1997. Unit volume of vodka, tequila, brandy, bourbon whiskey and Canadian whisky have increased while blended whiskey, Scotch whisky and gin have experienced decreases in unit volume.

     From the beginning of Fiscal 1995 to the end of Pro Forma Fiscal 1996, the unit volume of brands acquired in the UDG Acquisition declined in excess of industry rates. The Company believes that these declines resulted from noncompetitive retail pricing and promotional activities. The Company implemented pricing and promotional activities during Fiscal 1997 which eliminated the rate of decline and resulted in a volume increase of 3% in Fiscal 1997 and 4% in Fiscal 1998.

     OTHER PRODUCTS AND RELATED SERVICES: As a related part of its wine business, the Company produces grape juice concentrate. Grape juice concentrate is sold to the food and wine industries as a raw material for the production of juice-based products, no-sugar-added foods and beverages. Grape juice concentrate competes with other domestically produced and imported fruit-based concentrates. The Company is one of the leading grape juice concentrate producers in the United States. The Company's other wine related products and services include: bulk wine; grape juice; St. Regis, a leading nonalcoholic line of wine in the United States; cooking wine; and wine for the production of vinegar. The Company also sells distilled spirits in bulk and provides contract production and bottling services for third parties.

MARKETING AND DISTRIBUTION

     The Company's products are distributed and sold throughout the United States through over 850 wholesalers, as well as through state alcoholic beverage control agencies. The Company employs a full-time, in-house marketing, sales and customer service organization of approximately 415 people to develop and service its sales to wholesalers and state agencies. The Company's sales force is organized in separate sales divisions: a beer division, a spirits division and a wine division. The Company believes that the organization of its sales force into separate divisions positions it to maintain a high degree of focus on each of its principal product categories.

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

     In  fiscal  1999,   the  Company   expects  to  increase  its   advertising
expenditures to put more emphasis on consumer advertising for certain wine brands, including newly introduced brands, and for its imported beer brands, primarily Mexican brands. In addition, promotional spending in fiscal 1999 could increase as it relates to the Company's wine brands to address competitive factors.

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     The Company's wine and distilled spirits products are sold under a number of trademarks. Most of these trademarks are owned by the Company.

     The Company also produces and sells wine and distilled spirits products under exclusive license or distribution agreements. Significant agreements include: a long-term license agreement with Nabisco Brands Company for a term which expires in 2008 and which automatically renews for successive additional 20 year terms unless canceled by the Company for the Fleischmann's spirits brands; a long-term license agreement with Hiram Walker & Sons, Inc. for a term which expires in 2116 for the Ten High, Crystal Palace, Northern Light and Imperial Spirits brands; and a long-term license agreement with the B. Manischewitz Company for a term which expires in 2042 for the Manischewitz brand of kosher wine. The Company also has other less significant license and distribution agreements related to the sale of wine and distilled spirits with terms of various durations.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beer from the same country. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. The Company's agreement for the importation of St. Pauli Girl expires in 2003, subject to compliance with certain performance criteria. The Company's agreement for the exclusive importation of Tsingtao throughout the entire United States expires in December 1999 and, subject to compliance with certain performance criteria and other terms under the agreement, will be automatically renewed until December 2002. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that its beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

COMPETITION

     The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution. The
Company's beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores and marketing focus by the Company's wholesalers. The Company competes with numerous multinational producers and distributors of beverage alcohol products, many of which have significantly greater resources than the Company. The Company's principal competitors include E & J Gallo Winery and The Wine Group in the wine category; Heineken USA, Molson Breweries USA, Labatt's USA and Guinness Import Company in the imported beer category; and Jim Beam Brands and Heaven Hill Distilleries, Inc. in the distilled spirits category.

PRODUCTION

     The Company's wine is produced from several varieties of wine grapes grown principally in California and New York. The grapes are crushed at the Company's wineries and stored as wine, grape juice or concentrate. Such grape products may be made into wine for sale under the Company's brand names, sold to other companies for resale under their own labels, or shipped to customers in the form of juice, juice concentrate, unfinished wine, high-proof grape spirits or brandy. Most of the Company's wine is bottled and sold within 18 months after the grape crush. The Company's inventories of wine, grape juice and concentrate are usually at their highest levels in November and December, immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush.

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

     Most of the Company's annual grape requirements are satisfied by purchases from each year's harvest, which normally begins in August and runs through October. Costs per ton for grapes in the fall 1995 and fall 1996 grape harvests escalated dramatically. Costs per ton for grapes in the fall 1997 grape harvest decreased slightly as compared to the fall 1996 grape harvest. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event demand for certain wine products exceeds expectations, the Company could experience shortages.

     The Company purchases grapes from over 700 independent growers principally in the San Joaquin Valley and Monterey regions of California and in New York State. The Company enters into written purchase agreements with a majority of these growers on a year-to-year basis. The Company currently owns or leases under various arrangements approximately 4,200 acres of vineyards, either fully bearing or under development, in California and New York. This acreage supplies only a small percentage of the Company's total needs. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

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

EMPLOYEES

     The Company had approximately 2,500 full-time employees at the end of Fiscal 1998 and Fiscal 1997. As of February 28, 1998, approximately 1,030 employees were covered by collective bargaining agreements. Additional workers may be employed by the Company during the grape crushing season. The Company considers its employee relations generally to be good.


ITEM 2.   PROPERTIES
-------   ----------

     The Company currently operates 10 wineries, two distilling plants, one of which includes bottling operations, three bottling plants and a brewery, most of which include warehousing and distribution facilities on the premises. All of these facilities are owned by the Company other than a winery in Escalon, California, a winery in Batavia, New York and a bottling plant in Carson, California, each of which is leased. The Company considers its principal facilities to be the Mission Bell winery in Madera, California; the Canandaigua, New York winery; the Monterey Cellars winery in Gonzales, California; the distilling and bottling facility located in Bardstown, Kentucky; and the bottling facility located in Owensboro, Kentucky.

     In New York, the Company operates three wineries located in Canandaigua, Naples and Batavia. The Company currently operates seven winery facilities in California. The Mission Bell winery is a crushing, wine production, bottling and distribution facility and a grape juice concentrate production facility. The Monterey Cellars winery is a crushing, wine production and bottling facility. The other wineries operated in California are located in Escalon, Madera,
Fresno, and Ukiah. The Company has exercised its option to buy the Escalon facility and is in the process of transferring the facility's ownership to the Company. The Company currently owns or leases under various arrangements approximately 4,200 acres of vineyards, either fully bearing or under development, in California and New York.

     The Company operates five facilities that produce, bottle and store distilled spirits. It owns a distilling, bottling and storage facility in Bardstown, Kentucky, and a distilling and storage facility in Albany, Georgia, and operates bottling plants in Atlanta, Georgia; Owensboro, Kentucky; and Carson, California. The Carson plant is operated under a management contract and a sublease, each of which is scheduled to expire on December 31, 1998. The parties are currently negotiating an extension of this arrangement. The Carson plant receives distilled spirits in bulk from Bardstown and outside vendors, which it bottles and distributes. The Company also performs contract bottling at the Carson plant. The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company's account and on a contractual basis for other participants in the industry. The Owensboro facility bottles and warehouses distilled spirits products for the Company's account and performs contract bottling. The Company's Atlanta, Georgia facility bottles, for itself and on a contract basis, and its Albany, Georgia facility distills, for its own account, vodka, gin and blended whiskeys.

     The Company owns a brewery in Stevens Point, Wisconsin, where it produces and bottles Point beer and brews and packages on a contract basis for a variety of brewing and other food and beverage industry members.

     The Company maintains its corporate headquarters in offices leased in Fairport, New York, and maintains its wine division headquarters in offices owned in Canandaigua, New York, where it also leases additional office space. The Company also leases office space in Chicago, Illinois, for its Barton headquarters.

     The Company believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

     Most of the Company's real property has been pledged under the terms of collateral security mortgages as security for the payment of outstanding loans under the Company's bank Credit Agreement (as defined in Item 7 of this Report on Form 10-K under "Financial Liquidity and Capital Resources").


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information with respect to the current executive officers of the Company:

NAME               AGE   OFFICE HELD
----               ---   -----------
Marvin Sands        74   Chairman of the Board
Richard Sands       47   President and Chief Executive Officer
Robert Sands        39   Executive Vice President, General Counsel and Secretary
Daniel C. Barnett   48   President of Canandaigua Wine Company, Inc.
Alexander L. Berk   48   President and Chief Operating Officer of Barton
                         Incorporated
Thomas S. Summer    44   Senior Vice President and Chief Financial Officer

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

     Daniel C. Barnett serves as President of Canandaigua Wine Company, Inc., a wholly-owned subsidiary of the Company. In this capacity, Mr. Barnett is in charge of the Company's wine division, and has been since he joined the Company in November 1995. From July 1994 to October 1995, Mr. Barnett served as President and Chief Executive Officer of Koala Springs International, a juice beverage company. Prior to that, from April 1991 to June 1994, Mr. Barnett was Vice President and General Manager of Nestle USA's beverage businesses. From October 1988 to April 1991, he was President of Weyerhauser's baby diaper division.

     Alexander L. Berk serves as President and Chief Operating Officer of Barton Incorporated, a wholly-owned subsidiary of the Company. In this capacity, Mr. Berk is in charge of the Company's beer and spirits divisions. Mr. Berk became an executive officer of the Company on February 28, 1998, when his position was expanded to include overall responsibility for the beer and spirits divisions. This change occurred when Ellis M. Goodman, who formerly held this responsibility, left Barton to pursue other interests. Mr. Berk has served as President and Chief Operating Officer of Barton since 1990. From 1988 to 1990, Mr. Berk was the President and Chief Executive Officer of Schenley Industries and previously served in various other positions with Schenley since 1971. Mr. Berk served during an interim period of 1974 to 1978 as the Vice President and Director of Marketing for Schieffelin & Co., Inc., an importer of wine and spirits.

     Thomas S. Summer joined the Company during April l997 as Senior Vice President and Chief Financial Officer. From November 1991 to April 1997, Mr. Summer served as Vice President, Treasurer of Cardinal Health, Inc., a large national health care services company, where he was responsible for directing financing strategies and treasury matters. Prior to that, from November 1987 to November 1991, Mr. Summer held several positions in corporate finance and international treasury with PepsiCo, Inc.

     Executive officers of the Company hold office until the next Annual Meeting of the Board of Directors and until their successors are chosen and qualify.



                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

     The Company's Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") trade on the NASDAQ National Stock Market under the symbols "CBRNA" and "CBRNB," respectively. The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock as reported on the NASDAQ National Stock Market.

                                         CLASS A STOCK
                   ---------------------------------------------------------
                   1ST QUARTER     2ND QUARTER    3RD QUARTER    4TH QUARTER
                   -----------     -----------    -----------    -----------
Fiscal 1997
  High               $39 1/2         $32 1/4        $27 1/2        $31 3/4
  Low                $27             $22 7/8        $15 3/4        $25 1/2
Fiscal 1998
  High               $32 1/4         $42 3/4        $53 1/2        $58 1/2
  Low                $21 7/8         $29 3/8        $39 1/2        $43 3/4

                                         CLASS B STOCK
                   ---------------------------------------------------------
                   1ST QUARTER     2ND QUARTER    3RD QUARTER    4TH QUARTER
                   -----------     -----------    -----------    -----------
Fiscal 1997
  High               $39 1/2         $32 1/2        $29 3/4        $34
  Low                $27 3/4         $25 3/8        $19            $28 3/4
Fiscal 1998
  High               $37             $43            $54 5/8        $57 3/4
  Low                $27             $35 1/2        $40 3/4        $45


     At May 18, 1998, the number of holders of record of Class A Stock and Class B Stock of the Company were 1,076 and 317, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current bank Credit Agreement, the Company's indenture for its $130 million 8 3/4% Senior Subordinated Notes due 2003 and its indenture for its $65 million 8 3/4% Series C Senior Subordinated Notes due 2003 restrict the payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

                                                               FOR THE SIX
                                   FOR THE YEARS ENDED         MONTHS ENDED               FOR THE YEARS ENDED
                                       FEBRUARY 28,            FEBRUARY 29,                    AUGUST 31,
                               ---------------------------    --------------   -------------------------------------
                                    1998         1997              1996            1995         1994          1993
                               ------------   ------------    --------------   ----------   -----------   ----------
(in thousands, except per
 share data)
Gross sales                    $ 1,632,357   $  1,534,452      $   738,415     $ 1,185,074   $  861,059    $  389,417
  Less-excise taxes               (419,569)      (399,439)        (203,391)       (278,530)    (231,475)      (83,109)
                               ------------  -------------     ------------    ------------  -----------   -----------
    Net sales                    1,212,788      1,135,013          535,024         906,544      629,584       306,308
Cost of product sold              (864,053)      (844,181)        (396,208)       (653,811)    (447,211)     (214,931)
                               ------------  -------------     ------------    ------------  -----------   -----------
    Gross profit                   348,735        290,832          138,816         252,733      182,373        91,377
Selling, general and
  administrative expenses         (231,680)      (208,991)        (112,411)       (159,196)    (121,388)      (59,983)
Nonrecurring restructuring
  expenses                            -              -              (2,404)         (2,238)     (24,005)         -
                               ------------  -------------     ------------    ------------  -----------   -----------
    Operating income               117,055         81,841           24,001          91,299       36,980        31,394
Interest expense, net              (32,189)       (34,050)         (17,298)        (24,601)     (18,056)       (6,126)
                               ------------  -------------     ------------    ------------  -----------   -----------
    Income before provision
      for Federal and state
      income taxes                  84,866         47,791            6,703          66,698       18,924        25,268
Provision for Federal and
  state income taxes               (34,795)       (20,116)          (3,381)        (25,678)      (7,191)       (9,664)
                               ------------  -------------     ------------    ------------  -----------   -----------
Net income                     $    50,071   $     27,675      $     3,322     $    41,020   $   11,733    $   15,604
                               ============  =============     ============    ============  ===========   ===========

Earnings per common share:
  Basic                        $      2.68   $       1.43      $      0.17     $      2.18   $     0.76    $     1.32
                               ============  =============     ============    ============  ===========   ===========
  Diluted                      $      2.62   $       1.42      $      0.17     $      2.16   $     0.75    $     1.20
                               ============  =============     ============    ============  ===========   ===========
Total assets                   $ 1,073,159   $  1,020,901      $ 1,054,580     $   785,921   $  826,562    $  355,182
                               ============  =============     ============    ============  ===========   ===========
Long-term debt                 $   309,218   $    338,884      $   327,616     $   198,859   $  289,122    $  108,303
                               ============  =============     ============    ============  ===========   ===========

For the fiscal years ended February 28, 1998 and 1997, and the six months ended February 29, 1996, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Report and Notes to Consolidated Financial Statements as of February 28, 1998, under Item 8 of this Report.

Earnings per common share for all periods presented reflect the Company's adoption of SFAS No. 128 (see Notes 1 and 10 in the Notes to Consolidated Financial Statements as of February 28, 1998, under Item 8 of this Report).






ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 28, 1998 ("Fiscal 1998"), compared to the year ended February 28, 1997 ("Fiscal 1997"), Fiscal 1997 compared to the twelve months ended February 29, 1996 ("Pro Forma Fiscal 1996"), and the six month transition period ended February 29, 1996 ("Transition Period"), compared to the six months ended February 28, 1995 ("February 1995 Six Months"), and (ii) financial liquidity and capital resources for Fiscal 1998. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

     The Company operates primarily in the beverage alcohol industry. The Company is principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. The Company's beverage alcohol brands are marketed in three general categories: wine, beer and distilled spirits.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Fiscal 1998 and Fiscal 1997.

                                     Fiscal 1998 Compared to Fiscal 1997
                    ---------------------------------------------------------------------
                                  Net Sales                           Unit Volume
                    ------------------------------------     ----------------------------
Branded Beverage                              %Increase/                       %Increase/
Alcohol Products:      1998         1997      (Decrease)      1998     1997    (Decrease)
                    ----------   ----------   ----------     ------   ------   ----------
  Wine              $  533,257   $  512,510       4.0%       27,793   27,393       1.5%
  Beer                 376,607      298,925      26.0%       30,016   23,848      25.9%
  Spirits              200,276      183,843       8.9%        9,930    9,390       5.8%
Other (a)              102,648      139,735     (26.5%)        N/A      N/A        N/A
                    ----------   ----------   ----------     ------   ------   ----------
                    $1,212,788   $1,135,013       6.9%       67,739   60,631      11.7%
                    ==========   ==========   ==========     ======   ======   ==========

     (a) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Fiscal 1998  increased  to  $1,212.8  million  from  $1,135.0 million for Fiscal 1997, an increase of $77.8 million, or 6.9%. This increase resulted primarily from (i) $77.7 million of additional beer sales, largely Mexican beer, (ii) $22.5 million of additional table wine sales and (iii) $16.4 million of additional spirits sales. These increases were partially offset by lower sales of grape juice concentrate, bulk wine and other branded wine products. Although table wine sales have increased, the Company has experienced a market share decline of its wine products during Fiscal 1998, a trend which has continued into fiscal 1999. The Company is implementing various programs to address the decline, such as addressing noncompetitive consumer prices of its wine products on a market-by-market basis as well as increasing its promotional activities where appropriate.

     GROSS PROFIT

     The Company's gross profit increased to $348.7 million for Fiscal 1998 from $290.8 million for Fiscal 1997, an increase of $57.9 million, or 19.9%. As a percent of net sales, gross profit increased to 28.8% for Fiscal 1998 from 25.6% for Fiscal 1997. The dollar increase in gross profit resulted primarily from increased beer sales, higher average selling prices and cost structure improvements related to branded wine sales, higher average selling prices in excess of cost increases related to grape juice concentrate sales and higher average selling prices and increased volume related to branded spirits sales. These increases were partially offset by lower sales volume of grape juice concentrate and bulk wine.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected an addition of $5.0 million in Fiscal 1998 and a reduction of $31.4 million in Fiscal 1997 due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $231.7 million for Fiscal 1998 from $209.0 million for Fiscal 1997, an increase of $22.7 million, or 10.9%. The dollar increase in selling, general and administrative expenses resulted principally from marketing and selling costs associated with the Company's increased branded sales volume, and a one-time charge for separation costs related to an organizational change within the Company. Selling, general and administrative expenses as a percent of net sales increased to 19.1% for Fiscal 1998 as compared to 18.4% for Fiscal 1997. The increase in percent of net sales resulted from the one-time charge for separation costs related to an organizational change within the Company and from a change in the sales mix driven by an increase in net sales of branded products, which have a higher percent of marketing and selling cost relative to sales, partially offset by a decrease in net sales of nonbranded products, which have relatively little associated marketing and selling costs.




     INTEREST EXPENSE, NET

     Net interest expense decreased to $32.2 million for Fiscal 1998 from $34.1 million for Fiscal 1997, a decrease of $1.9 million, or 5.5%. The decrease was primarily due to a decrease in the Company's average borrowings which was partially offset by an increase in the average interest rate.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for Fiscal 1998 decreased to 41.0% from 42.1% for Fiscal 1997 as Fiscal 1997 reflected a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the above factors, net income increased to $50.1 million for Fiscal 1998 from $27.7 million for Fiscal 1997, an increase of $22.4 million, or 80.9%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 1998 were $150.2 million, an increase of $36.5 million over EBITDA of $113.7 million for Fiscal 1997. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.


FISCAL 1997 COMPARED TO PRO FORMA FISCAL 1996

     NET SALES

     Net sales for Fiscal 1997 increased to $1,135.0 million from $987.1 million for Pro Forma Fiscal 1996, an increase of $147.9 million, or 15.0%. This increase resulted primarily from (i) $59.1 million of additional imported beer sales, primarily Mexican beer; (ii) the inclusion of $49.0 million of net sales of products and services from the UDG Acquisition during the period from March 1, 1996, through August 31, 1996; (iii) $22.7 million of higher sales of grape juice concentrate; (iv) $19.4 million of increased net sales of the Company's varietal table wine products (wine named for the grape that comprises the principal component of the wine) resulting from selling price increases implemented between October 1995 and May 1996, as well as additional unit volume; and (v) $5.8 million of additional sales of spirits brands; partially offset by $5.2 million of decreased sales of the Company's nonvarietal table wine brands (wine named after the European regions where similar types of wine were originally produced [e.g., burgundy], niche products and proprietary brands) and a decrease of $2.9 million in sales of other products and services.

     For purposes of computing the net sales and unit volume comparative data for the table below and for the remainder of the discussion of net sales, sales of spirits acquired in the UDG Acquisition have been included for the period from March 1, 1995, through August 31, 1995, which was prior to the UDG Acquisition.

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Fiscal 1997 and Pro Forma Fiscal 1996.

                                Fiscal 1997 Compared to Pro Forma Fiscal 1996
                    ---------------------------------------------------------------------
                                  Net Sales                           Unit Volume
                    ------------------------------------     ----------------------------
Branded Beverage                              %Increase/                       %Increase/
Alcohol Products:      1997         1996      (Decrease)      1997     1996    (Decrease)
                    ----------   ----------   ----------     ------   ------   ----------
  Wine              $  512,510   $  499,962       2.5%       27,393   28,232      (3.0%)
  Beer                 298,925      239,786      24.7%       23,848   19,344      23.3%
  Spirits (a)          183,843      178,803       2.8%        9,390    9,223       1.8%
Other (b)              139,735      110,047      27.0%         N/A      N/A        N/A
                    ----------   ----------   ----------     ------   ------   ----------
                    $1,135,013   $1,028,598      10.3%       60,631   56,799       6.7%
                    ==========   ==========   ==========     ======   ======   ==========

     (a) For comparison purposes only, net sales of $41,514 and unit volume of 2,001 cases of distilled spirits brands acquired in the September 1, 1995, UDG Acquisition have been included in the table for the twelve months ended February 29, 1996. These amounts represent net sales and unit volume of those brands for the period March 1, 1995, through August 31, 1995, which was prior to the UDG Acquisition.

     (b) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales and unit volume for Fiscal 1997 increased 10.3% and 6.7%, respectively, as compared to Pro Forma Fiscal 1996. The net sales increase resulted from higher imported beer sales, higher sales of grape juice concentrate, price increases on most of the Company's branded wine products, particularly varietal table wine brands, and increased sales of the Company's spirits brands. Unit volume increases were led by substantial growth in the Company's imported beer brands and increases in its varietal table wine and spirits brands, partially offset by declines in unit volume of nonvarietal table wine, dessert wine and sparkling wine. Excluding the impact of the UDG
Acquisition, net sales and unit volume increased by 10.7% and 7.1%, respectively. Net sales of the brands acquired in the UDG Acquisition decreased by 1.2% and unit volume increased by 2.5% in Fiscal 1997. Net sales declines reflected the impact of downward selling price adjustments to bring these brands more in line with the pricing strategy of the rest of the Company's spirits portfolio.




     GROSS PROFIT

     The Company's gross profit increased to $290.8 million in Fiscal 1997 from $264.8 million in Pro Forma Fiscal 1996, an increase of $26.1 million, or 9.8%. This change in gross profit resulted primarily from (i) $20.5 million of gross profit from sales generated during the period from March 1, 1996, through August 31, 1996, from the business acquired from UDG; (ii) $19.0 million of additional gross profit from increased beer sales; and (iii) $13.4 million of lower gross profit primarily due to increased cost of product sold, particularly higher grape costs in the fall 1996 harvest and additional costs resulting from inefficiencies in the production of wine and grape juice concentrate at the Company's Mission Bell winery in California, partially offset by additional net sales resulting primarily from selling price increases of the Company's branded wine and grape juice concentrate products and a reduction of certain long-term grape contracts to reflect current market prices and the renegotiation of certain unfavorable contracts. The Company's increased production costs stemmed from low bulk wine conversion rates and bottling inefficiencies. The Company also experienced high imported concentrate and bulk freight costs. The Company has instituted a series of steps to address these matters, including a reengineering effort to redesign its work processes, organizational structure and information systems.

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

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $31.4 million and $3.9 million in Fiscal 1997 and Pro Forma Fiscal 1996, respectively, due to the Company's LIFO accounting method.

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

     NET INCOME

     As a result of the above factors, net income for Fiscal 1997 was $27.7 million, an increase of $3.7 million as compared to Pro Forma Fiscal 1996.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 1997 were $113.7 million, an increase of $22.6 million over EBITDA of $91.1 million in Pro Forma Fiscal 1996. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.


TRANSITION PERIOD COMPARED TO FEBRUARY 1995 SIX MONTHS

     NET SALES

     Net sales for the Transition Period increased to $535.0 million from $454.5 million for the February 1995 Six Months, an increase of $80.5 million, or 17.7%. In addition to the net sales of $53.4 million of products and services from the UDG Acquisition, the Company had additional net sales of $23.6 million from its imported beer brands and $14.1 million from its varietal wine products, partially offset by lower sales of bulk wine, nonvarietal wine, contract bottling services, grape juice concentrate and dessert wine.

     For purposes of computing the net sales and unit volume comparative data below and for the remainder of the discussion of net sales, sales of products acquired in the UDG Acquisition have been included in the Company's results for the entire Transition Period and the entire February 1995 Six Months, which was prior to the UDG Acquisition.

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for the Transition Period and the February 1995 Six Months.

                                Transition Period Compared to February 1995 Six Months
                    -----------------------------------------------------------------------------
                                  Net Sales                               Unit Volume
                    ------------------------------------     ------------------------------------
                                  February                                 February
Branded Beverage    Transition      1995      %Increase/     Transition      1995      %Increase/
Alcohol Products:     Period     Six Months   (Decrease)       Period     Six Months   (Decrease)
                    ----------   ----------   ----------     ----------   ----------   ----------
  Wine              $ 268,782    $ 255,881        5.0%         14,783       14,537         1.7%
  Beer                115,757       92,131       25.6%          9,316        7,444        25.1%
  Spirits (a)          91,219       96,547       (5.5%)         4,648        4,793        (3.0%)
Other (b)              59,266       60,548       (2.1%)          N/A          N/A          N/A
                    ----------   ----------   ----------     ----------   ----------   ----------
                    $ 535,024    $ 505,107        5.9%         28,747       26,774         7.4%
                    ==========   ==========   ==========     ==========   ==========   ==========

     (a) For comparison purposes only, net sales of $50,622 and unit volume of 2,340 of distilled spirits have been included in the table for the six months ended February 28, 1995, which was prior to the UDG Acquisition.

     (b) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales and unit volume for the Transition Period increased 5.9% and 7.4%, respectively, as compared to the February 1995 Six Months. These increases were principally due to increased net sales and unit volume of the Company's imported beer brands and varietal table wine brands. Excluding the impact of the UDG Acquisition, net sales and unit volume grew by 6.0% and 9.2%, respectively, in the Transition Period. Unit sales of the brands acquired in the UDG Acquisition were 11.5% lower than in the February 1995 Six Months, accounting for lower overall spirits sales. During the period from 1993 to 1995, the brands acquired in the UDG Acquisition declined in excess of industry rates. The Company believes that these declines resulted from noncompetitive retail pricing and promotional activities.

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

     Gross profit as a percentage of net sales declined from 27.9% to 25.9% in the Transition Period. This decline was due primarily to the impact of higher grape and other costs in the Transition Period, partially offset by the higher gross profit sales of brands acquired from UDG and improved gross profit as a percentage of net sales in the Company's imported beer business. The gross profit percentage was positively impacted by the UDG Acquisition, as gross profit as a percentage of net sales on the business acquired from UDG was 34.7%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses totaled $112.4 million for the Transition Period, an increase of $32.5 million as compared to the February 1995 Six Months. Exclusive of $11.1 million of nonrecurring costs including, as a result of the change in the Company's fiscal year end, the recognition of higher than normal advertising and promotion expenses in the Transition Period due to the seasonality of these expenses and employee bonuses and other nonrecurring costs and $8.3 million related to the UDG Acquisition, selling, general and administrative expenses increased by $13.1 million, or 16.3%, as compared to the February 1995 Six Months. Advertising and promotion increases of $6.7 million were related primarily to the Almaden/Inglenook Product Lines which were acquired in August 1994 and which the Company did not advertise or promote at a full level in the first several months after their acquisition. The Company also incurred increased advertising and promotion expenses related to the increased sales of its imported beer. Selling expenses increased by $5.4 million primarily as a result of the Almaden/Inglenook Product Line acquisitions, with the Transition Period including a full complement of sales and marketing personnel to service the brands that were not in place for the entire period in the February 1995 Six Months. The Transition Period also included additional sales personnel in the Company's spirits and imported beer divisions. Other general and administrative expenses increased by $1.0 million.

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

     INTEREST EXPENSE, NET

     Net interest expense increased $4.2 million to $17.3 million in the Transition Period as compared to the February 1995 Six Months. The increase resulted from additional interest expense associated with the borrowings related to the UDG Acquisition, amounting to $5.1 million, and increased working capital requirements due primarily to higher grape costs and the UDG Acquisition, partially offset by net reductions in the Company's term loans and revolving loans using proceeds of the Company's November 18, 1994, public equity offering.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     The Company's effective tax rate for the Transition Period increased to 50.4% from 38.5% for the February 1995 Six Months due to a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the above factors, net income for the Transition Period was $3.3 million, a decrease of $17.0 million as compared to the February 1995 Six Months.


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




     FISCAL 1998 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Fiscal 1998 was $28.8 million, which resulted from $88.7 million in net income adjusted for noncash items, less $59.9 million representing a net increase in the Company's operating assets in excess of operating liabilities. The net increase in operating assets in excess of operating liabilities resulted primarily from an increase in the Company's inventory levels of $65.6 million related primarily to higher purchases of grapes from the 1997 grape harvest.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Fiscal 1998 was $18.6 million, which resulted from $31.2 million of capital expenditures, including $11.5 million for vineyards, partially offset by proceeds from the sale of property, plant and equipment of $12.6 million.

     Net cash used in financing activities for Fiscal 1998 was $18.9 million, which resulted primarily from the repurchase of $9.2 million of the Company's Class A Common Stock and principal payments of $186.4 million of long-term debt, which included $74.2 million of scheduled and required principal payments and payment of $112.2 million of principal under the Company's Third Amended and Restated Credit Agreement which was refinanced under the December 19, 1997, Credit Agreement (see Note 6 to the Company's financial statements located in Item 8 of this Report on Form 10-K). This amount was partially offset by proceeds of $140.0 million of long-term debt as a result of the refinancing and proceeds of $34.9 million of net revolving loan borrowings under the Company's Credit Agreement.

     As of February 28, 1998, under the Credit Agreement, the Company had outstanding term loans of $140.0 million bearing interest at 6.4%, $91.9 million of revolving loans bearing interest at 6.0%, undrawn revolving letters of credit of $3.9 million, and $89.2 million in revolving loans available to be drawn.

     Total debt outstanding as of February 28, 1998, amounted to $425.2 million, a decrease of $11.1 million from February 28, 1997. The ratio of total debt to total capitalization decreased to 50.6% as of February 28, 1998, from 54.5% as of February 28, 1997.

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

     THE COMPANY'S CREDIT AGREEMENT

     On December 19, 1997, the Company, its principal operating subsidiaries, and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as Administrative Agent, entered into a new $325.0 million senior Credit Agreement (the "Credit Agreement"). The proceeds of the Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's Third Amended and Restated Credit Agreement, as amended. As of February 28, 1998, the Credit Agreement provided for (i) a $140.0 million term loan facility due in June 2003 and (ii) a $185.0 million revolving loan facility, including letters of credit up to a maximum of $20.0 million, which expires in June 2003. A brief description of the Credit Agreement is contained in Note 6 to the Company's financial statements located in Item 8 of this Report on Form 10-K.

     SENIOR SUBORDINATED NOTES

     As of February 28, 1998, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003, being the $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 issued in December 1993 (the "Original Notes") and the $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due December 2003 issued in February 1997 (the "Series C Notes"). The Original Notes and the Series C Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998. A brief description of the Original Notes and the Series C Notes is contained in
Note 6 to the Company's financial statements located in Item 8 of this Report on Form 10-K.

     CAPITAL EXPENDITURES

     During Fiscal 1998, the Company expended $31.2 million for capital expenditures, including $11.5 million related to vineyards. The Company plans to spend approximately $25.0 million for capital expenditures, exclusive of vineyards, in fiscal 1999. In addition, the Company continues to consider the purchase, lease and development of vineyards. See "Business - Sources and Availability of Raw Materials" under Item 1 of this Report. The Company may incur additional expenditures for vineyards if opportunities become available. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

     COMMITMENTS

     The Company has agreements with suppliers to purchase various spirits and blends of which certain agreements are denominated in British pounds sterling. The future obligations under these agreements, based upon exchange rates at February 28, 1998, aggregate approximately $23.4 million to $40.9 million for contracts expiring through December 2005.




     At February 28, 1998, the Company had no open currency forward contracts. The Company's use of such contracts is limited to the management of currency rate risks related to purchases denominated in a foreign currency. The Company's strategy is to enter into currency exchange contracts that are matched to specific purchases and not to enter into any speculative contracts.

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

     ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt SFAS No. 130 for interim periods and fiscal years beginning March 1, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes the effect of adoption will not be significant. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim financial statements. The Company is required to adopt SFAS No. 131 for fiscal years beginning March 1, 1998, and for interim periods beginning March 1, 1999. Restatement of comparative information for earlier years is required in the initial year of adoption and comparative information for interim periods in the initial year of adoption is to be reported for interim periods in the second year of application. The Company has not yet determined the impact of SFAS No. 131 on its financial statements.

     YEAR 2000 ISSUE

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems (including both hardware and software applications). The year 2000 issue is the result of computer logic being written using two digits rather than four to define the applicable year. Any of the Company's logic that processes date-sensitive information may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential issues are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company and its customers and vendors have been, and continue to be, active in identifying, assessing and resolving such processing issues. However, if the Company and its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 -------   -------------------------------------------


                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                       AND
                                       ---
                             SUPPLEMENTARY SCHEDULES
                             -----------------------

                                FEBRUARY 28, 1998
                                -----------------


                                                                            Page
                                                                            ----
The following information is presented in this report:

     Report of Independent Public Accountants .............................. 30
     Consolidated Balance Sheets - February 28, 1998 and 1997 .............. 31
     Consolidated Statements of Income for the years ended February 28,
          1998 and 1997, for the six months ended February 29, 1996
          and February 28, 1995 (unaudited), and for the year ended
          August 31, 1995 .................................................. 32
     Consolidated Statements of Changes in Stockholders' Equity for the
          years ended February 28, 1998 and 1997, for the six months ended
          February 29, 1996, and for the year ended August 31, 1995 ........ 33
     Consolidated Statements of Cash Flows for the years ended February 28,
          1998 and 1997, for the six months ended February 29, 1996
          and February 28, 1995 (unaudited), and for the year ended
          August 31, 1995 .................................................. 34
     Notes to Consolidated Financial Statements ............................ 35
     Selected Financial Data ............................................... 15
     Selected Quarterly Financial Information (unaudited) .................. 51

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



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Canandaigua Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Canandaigua Brands, Inc. (a Delaware corporation) and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended February 28, 1998 and 1997, the six months ended February 29, 1996, and the year ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canandaigua Brands, Inc. and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for the years ended February 28, 1998 and 1997, the six months ended February 29, 1996, and the year ended August 31, 1995, in conformity with generally accepted accounting principles.


Rochester, New York,                         /s/ Arthur Andersen LLP
  April 8, 1998

                                   CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)
                                                                February 28,       February 28,
                                                                    1998               1997
                                                                ------------       ------------
                    ASSETS
                    ------
CURRENT ASSETS:
  Cash and cash investments                                     $     1,232        $    10,010
  Accounts receivable, net                                          142,615            142,592
  Inventories, net                                                  394,028            326,626
  Prepaid expenses and other current assets                          26,463             21,787
                                                                ------------       ------------
    Total current assets                                            564,338            501,015
PROPERTY, PLANT AND EQUIPMENT, net                                  244,035            249,552
OTHER ASSETS                                                        264,786            270,334
                                                                ------------       ------------
  Total assets                                                  $ 1,073,159        $ 1,020,901
                                                                ============       ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                 $    91,900        $    57,000
  Current maturities of long-term debt                               24,118             40,467
  Accounts payable                                                   52,055             55,892
  Accrued Federal and state excise taxes                             17,498             17,058
  Other accrued expenses and liabilities                             97,763             76,156
                                                                ------------       ------------
    Total current liabilities                                       283,334            246,573
                                                                ------------       ------------
LONG-TERM DEBT, less current maturities                             309,218            338,884
                                                                ------------       ------------
DEFERRED INCOME TAXES                                                59,237             61,395
                                                                ------------       ------------
OTHER LIABILITIES                                                     6,206              9,316
                                                                ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at February 28, 1998, and
    February 28, 1997                                                  -                  -
  Class A Common Stock, $.01 par value-
    Authorized, 60,000,000 shares;
    Issued, 17,604,784 shares at February 28, 1998,
    and 17,462,332 shares at February 28, 1997                          176                174
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,956,183 shares at February 28, 1998, and
    February 28, 1997                                                    40                 40
  Additional paid-in capital                                        231,687            222,336
  Retained earnings                                                 220,346            170,275
                                                                ------------       ------------
                                                                    452,249            392,825
                                                                ------------       ------------
  Less-Treasury stock-
  Class A Common Stock, 2,199,320 shares at
    February 28, 1998, and 1,915,468 shares at
    February 28, 1997, at cost                                      (34,878)           (25,885)
  Class B Convertible Common Stock, 625,725 shares
    at February 28, 1998, and February 28, 1997, at cost             (2,207)            (2,207)
                                                                ------------       ------------
                                                                    (37,085)           (28,092)
                                                                ------------       ------------
    Total stockholders' equity                                      415,164            364,733
                                                                ------------       ------------
  Total liabilities and stockholders' equity                    $ 1,073,159        $ 1,020,901
                                                                ============       ============

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                               CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                 (in thousands, except per share data)
                                                   For the Years Ended            For the Six Months Ended      For the Year Ended
                                            -------------------------------     ----------------------------   --------------------
                                             February 28,      February 28,     February 29,   February 28,        August 31,
                                                1998              1997              1996           1995               1995
                                             -----------       -----------      ------------   ------------        -----------
                                                                                                (unaudited)
GROSS SALES                                 $  1,632,357      $  1,534,452      $  738,415      $  592,305        $ 1,185,074
  Less - Excise taxes                           (419,569)         (399,439)       (203,391)       (137,820)          (278,530)
                                             ------------      ------------      ----------      ----------         ----------
    Net sales                                  1,212,788         1,135,013         535,024         454,485            906,544
COST OF PRODUCT SOLD                            (864,053)         (844,181)       (396,208)       (327,694)          (653,811)
                                             ------------      ------------      ----------      ----------         ----------
    Gross profit                                 348,735           290,832         138,816         126,791            252,733
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       (231,680)         (208,991)       (112,411)        (79,925)          (159,196)
NONRECURRING RESTRUCTURING EXPENSES                 -                 -             (2,404)           (685)            (2,238)
                                             ------------      ------------      ----------      ----------         ----------
    Operating income                             117,055            81,841          24,001          46,181             91,299
INTEREST EXPENSE, net                            (32,189)          (34,050)        (17,298)        (13,141)           (24,601)
                                             ------------      ------------      ----------      ----------         ----------
    Income before provision for Federal
      and state income taxes                      84,866            47,791           6,703          33,040             66,698
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                             (34,795)          (20,116)         (3,381)        (12,720)           (25,678)
                                             ------------      ------------      ----------      ----------         ----------
NET INCOME                                  $     50,071      $     27,675      $    3,322     $    20,320         $   41,020
                                             ============      ============      ==========      ==========         ==========

SHARE DATA:
Earnings per common share:
    Basic                                   $       2.68      $       1.43      $     0.17     $      1.13         $     2.18
                                             ============      ============      ==========     ===========         ==========
    Diluted                                 $       2.62      $       1.42      $     0.17     $      1.12         $     2.16
                                             ============      ============      ==========     ===========         ==========
Weighted average common shares outstanding:
    Basic                                         18,672            19,333          19,611          17,989             18,776
    Diluted                                       19,105            19,521          19,807          18,179             19,005

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (in thousands, except share data)
                                                     Common Stock       Additional
                                                    ----------------      Paid-In    Retained   Treasury   Restricted
                                                    Class A  Class B      Capital    Earnings     Stock       Stock       Total
                                                    -------  -------    ----------   --------   ---------  ----------   --------
BALANCE,  August 31, 1994                           $  138   $   40      $ 113,348   $ 98,258   $ (7,591)  $        -  $ 204,193
Conversion of 19,093 Class B Convertible Common
  shares to Class A Common shares                        -        -              -          -          -            -          -
Issuance of 3,000,000 Class A Common shares             30        -         90,353          -          -            -     90,383
Exercise of 432,067 Class A stock options
  related to the Vintners Acquisition                    5        -         13,013          -          -            -     13,018
Employee stock purchases of 28,641 treasury shares       -        -            546          -         87            -        633
Exercise of 114,075 Class A stock options                1        -          1,324          -          -            -      1,325
Tax benefit on stock options exercised                   -        -          1,251          -          -            -      1,251
Tax benefit on disposition of employee stock
  purchases                                              -        -             59          -          -            -         59
Net income for fiscal 1995                               -        -              -     41,020          -            -     41,020
                                                     ------   -------    ---------   --------   --------   ----------  ---------
BALANCE,  August 31, 1995                              174        40       219,894    139,278     (7,504)           -    351,882
Conversion of 5,000 Class B Convertible Common
  shares to Class A Common shares                        -         -             -          -          -            -          -
Exercise of 18,000 Class A stock options                 -         -           238          -          -            -        238
Employee stock purchases of 20,869 treasury shares       -         -           593          -         63            -        656
Issuance of 10,000 Class A stock options                 -         -           134          -          -            -        134
Tax benefit on stock options exercised                   -         -           198          -          -            -        198
Tax benefit on disposition of employee stock
  purchases                                              -         -            76          -          -            -         76
Net income for Transition Period                         -         -             -      3,322          -            -      3,322
                                                    ------   -------     ----------  --------   --------   ----------  ---------
BALANCE,  February 29, 1996                            174        40       221,133    142,600     (7,441)           -    356,506
Conversion of 35,500 Class B Convertible Common
  shares to Class A Common shares                        -         -             -          -          -            -          -
Exercise of 3,750 Class A stock options                  -         -            17          -          -            -         17
Employee stock purchases of 37,768 treasury shares       -         -           884          -        114            -        998
Repurchase of 787,450 Class A Common shares              -         -             -          -    (20,765)           -    (20,765)
Acceleration of 18,500 Class A stock options             -         -           248          -          -            -        248
Tax benefit on stock options exercised                   -         -            27          -          -            -         27
Tax benefit on disposition of employee stock
  purchases                                              -         -            27          -          -            -         27
Net income for fiscal 1997                               -         -             -     27,675          -            -     27,675
                                                    ------   -------     ----------  --------   --------   ----------  ---------
BALANCE,  February 28, 1997                            174        40       222,336    170,275    (28,092)           -    364,733
Exercise of 117,452 Class A stock options                2         -         1,799          -          -            -      1,801
Employee stock purchases of 78,248 treasury shares       -         -         1,016          -        240            -      1,256
Repurchase of 362,100 Class A Common shares              -         -             -          -     (9,233)           -     (9,233)
Acceleration of 142,437 Class A stock options            -         -         3,625          -          -            -      3,625
Issuance of 25,000 restricted Class A Common shares      -         -         1,144          -          -       (1,144)         -
Amortization of unearned restricted stock
  compensation                                           -         -             -          -          -          267        267
Accelerated amortization of unearned restricted
  stock compensation                                     -         -           200          -          -          877      1,077
Tax benefit on stock options exercised                   -         -         1,382          -          -            -      1,382
Tax benefit on disposition of employee stock
  purchases                                              -         -           185          -          -            -        185
Net income for fiscal 1998                               -         -             -     50,071          -            -     50,071
                                                    ------   -------     ----------  --------   --------   ----------  ---------
BALANCE,  February 28, 1998                         $  176   $    40     $ 231,687   $220,346   $(37,085)  $        -  $ 415,164
                                                    ======   =======     ==========  ========   ========   ==========  =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                  CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (in thousands)
                                                         For the Years Ended        For the Six Months Ended     For the Year Ended
                                                         -------------------        ------------------------     ------------------
                                                      February 28,  February 28,   February 29,   February 28,        August 31,
                                                          1998          1997          1996           1995               1995
                                                      ------------  ------------   ------------   ------------        ----------
                                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  50,071    $  27,675       $   3,322     $  20,320         $  41,020

  Adjustments  to  reconcile  net  income to net
    cash provided by (used in) operating activities:
      Depreciation of property, plant and equipment        23,847       22,359           9,521         9,786            15,568
      Amortization of intangible assets                     9,314        9,480           4,437         2,865             5,144
      Deferred tax provision                                6,319        5,769           1,991            57            19,232
      Stock-based compensation expense                      1,747          275            -             -                 -
      Amortization of discount on long-term debt              352          112            -             -                 -
      (Gain) loss on sale of property, plant and
        equipment                                          (3,001)      (3,371)             81          -                  (33)
      Restructuring charges - fixed asset write-down         -            -                275          -               (2,050)
      Change in operating assets and liabilities:
        Accounts receivable, net                              749        3,523         (27,008)        1,586             7,392
        Inventories, net                                  (65,644)      16,232         (70,172)      (18,783)           41,528
        Prepaid expenses and other current assets          (4,354)       3,271          (2,350)        3,079            (3,884)
        Accounts payable                                   (3,288)        (431)         (2,362)      (30,068)          (13,415)
        Accrued Federal and state excise taxes                440       (2,641)          4,066         6,907            (1,025)
        Other accrued expenses and liabilities             14,655       24,617          (8,564)      (28,175)          (20,784)
        Other assets and liabilities, net                  (2,452)         898           1,930        (3,817)          (15,375)
                                                        ---------    ---------      ----------     ---------         ---------
        Total adjustments                                 (21,316)      80,093         (88,155)      (56,563)           32,298
                                                        ---------    ---------      ----------     ---------         ---------
        Net cash provided by (used in) operating
          activities                                       28,755      107,768         (84,833)      (36,243)           73,318
                                                        ---------    ---------      ----------     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment,
    net of minor disposals                                (31,203)     (31,649)        (16,077)      (11,342)          (37,121)
  Proceeds from sale of property, plant and equipment      12,552        9,174             555          -                1,336
  Payment of accrued earn-out amounts                        -         (13,848)        (11,307)         -              (28,300)
                                                        ---------    ---------      ----------     ---------         ---------
        Net cash used in investing activities             (18,651)     (36,323)        (26,829)      (11,342)          (64,085)
                                                        ---------    ---------      ----------     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                   (186,367)     (50,842)        (14,579)      (89,474)         (139,906)
  Purchases of treasury stock                              (9,233)     (20,765)           -             -                 -
  Payment of issuance costs of long-term debt              (1,214)      (1,550)           -             -                 -
  Proceeds from issuance of long-term debt,
    net of discount                                       140,000       61,668          13,220        47,000            47,000
  Net proceeds from (repayment of) notes payable           34,900      (54,300)        111,300       (12,000)          (19,000)
  Exercise of employee stock options                        1,776           17             224           341             1,325
  Proceeds from employee stock purchases                    1,256          998             656          -                  633
  Proceeds from equity offering, net                         -            -               -          103,313           103,400
                                                        ---------    ---------      ----------     ---------         ---------
        Net cash (used in) provided by financing
         activities                                       (18,882)     (64,774)        110,821        49,180            (6,548)
                                                        ---------    ---------      ----------     ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS       (8,778)       6,671            (841)        1,595             2,685
CASH AND CASH INVESTMENTS, beginning of period             10,010        3,339           4,180         1,495             1,495
                                                        ---------    ---------      ----------     ---------         ---------
CASH AND CASH INVESTMENTS, end of period                $   1,232    $  10,010      $    3,339     $   3,090         $   4,180
                                                        =========    =========      ==========     =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                            $  33,394    $  32,615      $   14,720     $  14,068         $  25,082
                                                        =========    =========      ==========     =========         =========
    Income taxes                                        $  32,164    $   4,411      $    3,612     $   9,454         $  11,709
                                                        =========    =========      ==========     =========         =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including
      cash acquired                                     $    -       $    -         $  144,927     $    -            $    -
    Liabilities assumed                                      -            -             (3,147)         -                 -
                                                        ---------    ---------      ----------     ---------         ---------
    Cash paid                                                -            -            141,780          -                 -
    Less - Amounts borrowed                                  -            -           (141,780)         -                 -
                                                        ---------    ---------      ----------     ---------         ---------
    Net cash paid for acquisition                       $    -       $    -         $     -        $    -            $    -
                                                        =========    =========      ==========     =========         =========
    Goodwill reduction on settlement of disputed
      final closing net current asset statement
      for Vintners Acquisition                          $    -       $   5,894      $     -        $    -            $    -
                                                        =========    =========      ==========     =========         ==========
    Accrued earn-out amounts                            $    -       $    -         $   15,155     $    -            $  10,000
                                                        =========    =========      ==========     =========         ==========

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS -
Canandaigua Brands, Inc. (formerly Canandaigua Wine Company, Inc.), and its subsidiaries (the Company) operate primarily in the beverage alcohol industry. The Company is principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. It maintains a portfolio of over 130 national and regional brands of beverage alcohol which are distributed by over 850 wholesalers throughout the United States and selected international markets. Its beverage alcohol brands are marketed in three general categories: wine, beer and distilled spirits.

YEAR-END  CHANGE -
The Company changed its fiscal year end from August 31 to the last day of February. The period from September 1, 1995, through February 29, 1996, is hereinafter referred to as the "Transition Period."

PRINCIPLES OF CONSOLIDATION -
The consolidated financial statements of the Company include the accounts of Canandaigua Brands, Inc., and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

UNAUDITED FINANCIAL STATEMENTS -
The consolidated statements of income and cash flows for the six month period ended February 28, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim reporting and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Canandaigua Brands, Inc., and its subsidiaries. All such adjustments are of a normal recurring nature.

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

CASH INVESTMENTS -
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 28, 1998 and 1997, are not significant.

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

     ACCOUNTS RECEIVABLE: The carrying amount approximates fair value due to the short maturity of these instruments, the creditworthiness of the customers and the large number of customers constituting the accounts receivable balance

     NOTES PAYABLE: These instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.

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

     INTEREST RATE HEDGING AGREEMENTS: The fair value of interest rate hedging instruments is the estimated amount that the Company would receive or be required to pay to terminate the derivative agreements at year end. The fair value includes consideration of current interest rates and the creditworthiness of the counterparties to the agreements.

     LETTERS OF CREDIT: At February 28, 1998 and 1997, the Company had letters of credit outstanding totaling approximately $3,865,000 and $8,622,000, respectively, which guarantee payment for certain obligations. The Company recognizes expense on these obligations as incurred and no material losses are anticipated.

The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows:

                                        February 28, 1998            February 28, 1997
                                     ------------------------      ------------------------
                                     Carrying          Fair        Carrying         Fair
                                      Amount           Value        Amount          Value
                                     ---------      ---------      ---------      ---------
(in thousands)
Liabilities:
------------
Notes payable                        $  91,900      $  91,900      $  57,000      $  57,000
Long-term debt, including current
  portion                            $ 333,336      $ 340,934      $ 379,351      $ 374,628

Derivative Instruments:
-----------------------
Foreign exchange hedging agreements:
  Currency forward contracts         $    -         $    -         $     374      $     407
Interest rate hedging agreements:
  Interest rate cap agreement        $    -         $    -         $    -         $    -
  Interest rate collar agreement     $    -         $    -         $    -         $    -


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

INVENTORIES -
Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. The percentage of inventories valued using the LIFO method is 92% and 94% at February 28, 1998 and 1997, respectively. Replacement cost of the inventories determined on a FIFO basis is approximately $411,424,000 at February 28, 1998, and $349,006,000 at February 28, 1997.

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

Elements of cost include materials, labor and overhead and consist of the following:


                                             February 28,     February 28,
                                                 1998             1997
                                             ------------     ------------
(in thousands)
Raw materials and supplies                    $   14,439       $   14,191
Wine and distilled spirits in process            304,037          262,289
Finished case goods                               92,948           72,526
                                              ----------       ----------
                                                 411,424          349,006
Less - LIFO reserve                              (17,396)         (22,380)
                                              ----------       ----------
                                              $  394,028       $  326,626
                                              ==========       ==========


If the FIFO method of inventory valuation had been used, reported net income would have been approximately $2,941,000, or $0.15 per share on a diluted basis, lower for the year ended February 28, 1998, and reported net income would have been approximately $18,163,000, or $0.93 per share on a diluted basis, higher for the year ended February 28, 1997.

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
             Agency license agreements            16 to 40
             Deferred financing costs              5 to 10

At February 28, 1998, the weighted average remaining useful life of these assets is approximately 36 years. The face value of the officers' life insurance policies totaled $2,852,000 at both February 28, 1998 and 1997.

LONG-LIVED  ASSETS AND  INTANGIBLES -
In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company did not record any asset impairment in fiscal 1998.

ADVERTISING AND PROMOTION COSTS -
The Company generally expenses advertising and promotion costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 1998 and 1997, are not material. Advertising and promotion expense for the years ended February 28, 1998 and 1997, the Transition Period, the six months ended February 28, 1995 (unaudited), and the year ended August 31, 1995, were approximately $111,685,000, $101,319,000, $60,187,000, $41,658,000 (unaudited) and
$84,246,000, respectively.

INCOME TAXES -
The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax basis of assets and liabilities.

ENVIRONMENTAL -
Environmental expenditures that relate to current operations are expensed as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 1998 and 1997.

EARNINGS PER COMMON SHARE -
The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) effective February 28, 1998. Basic earnings per common share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Convertible Common Stock. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and assumes the conversion of convertible securities, if any, using the "if converted" method. Historical earnings per common share have been restated to conform with the provisions of SFAS No. 128.

OTHER -
Certain fiscal 1997, Transition Period and fiscal 1995 balances have been reclassified to conform with current year presentation.

2.  ACQUISITIONS:

UDG  ACQUISITION -
On September 1, 1995, the Company through its wholly-owned subsidiary, Barton Incorporated (Barton), acquired certain of the assets of United Distillers Glenmore, Inc., and certain of its North American affiliates (collectively, UDG) (the UDG Acquisition). The acquisition was made pursuant to an Asset Purchase Agreement dated August 29, 1995 (the Purchase Agreement), entered into between Barton and UDG. The acquisition included all of UDG's rights to the Fleischmann's, Skol, Mr. Boston, Canadian LTD, Old Thompson, Kentucky Tavern, Chi-Chi's, Glenmore and di Amore distilled spirits brands; the U.S. rights to Inver House, Schenley and El Toro distilled spirits brands; and related inventories and other assets. The acquisition also included two of UDG's production facilities; one located in Owensboro, Kentucky, and the other located in Albany, Georgia. In addition, pursuant to the Purchase Agreement, the parties entered into multiyear agreements under which Barton (i) purchases various bulk distilled spirits brands from UDG and (ii) provides packaging services for certain of UDG's distilled spirits brands as well as warehousing services.

The aggregate consideration for the acquired brands and other assets consisted of $141,780,000 in cash and assumption of certain current liabilities. The source of the cash payment made at closing, together with payment of other costs and expenses required by the UDG Acquisition, was financing provided by the Company pursuant to a term loan under the Company's then existing bank credit agreement.

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

3. PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

                                             February 28,    February 28,
                                                1998            1997
                                             ------------    ------------
(in thousands)
Land                                         $    15,103     $    16,961
Buildings and improvements                        74,706          76,379
Machinery and equipment                          244,204         243,274
Motor vehicles                                     5,316           5,355
Construction in progress                          17,485          13,999
                                             ------------    ------------
                                                 356,814         355,968
Less - Accumulated depreciation                 (112,779)       (106,416)
                                             ------------    ------------
                                             $   244,035     $   249,552
                                             ============    ============

4.  OTHER ASSETS:

The major components of other assets are as follows:

                                             February 28,    February 28,
                                                 1998           1997
                                             ------------    ------------
(in thousands)
Goodwill                                     $   150,595     $   150,595
Distribution rights, agency license
  agreements and trademarks                      119,346         119,316
Other                                             23,686          22,936
                                             ------------    ------------
                                                 293,627         292,847
Less - Accumulated amortization                  (28,841)        (22,513)
                                             ------------    ------------
                                             $   264,786     $   270,334
                                             ============    ============






5.  OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

                                             February 28,    February 28,
                                                1998             1997
                                             ------------    ------------
(in thousands)
Accrued salaries and commissions             $    23,704     $    12,109
Other                                             74,059          64,047
                                             ------------    ------------
                                             $    97,763     $    76,156
                                             ============    ============

6.  BORROWINGS:

Borrowings consist of the following:

                                                                  February 28, 1998                      February 28, 1997
                                                      ------------------------------------------         -------------------
                                                        Current       Long-term         Total                  Total
                                                      -----------   -------------     ----------         -------------------
(in thousands)
Notes Payable:
--------------
  Senior Credit Facility:
    Revolving Credit Loans                            $  91,900      $     -          $  91,900               $  57,000
                                                      ==========     ===========      ==========              ==========
Long-term Debt:
---------------
  Senior Credit Facility:
    Term Loan, variable rate, aggregate
    proceeds of $140,000, due in
    installments through June 2003                    $  24,000     $   116,000       $ 140,000               $ 185,900

  Senior Subordinated Notes:
    8.75% redeemable after December 15, 1998,
    due 2003                                               -            130,000         130,000                 130,000

    8.75%  Series C redeemable after December 15,
    1998, due 2003 (less unamortized discount of
    $2,868 - effective rate 9.76%)                         -             62,132          62,132                  61,780

  Capitalized Lease Agreements:
    Capitalized facility lease bearing interest
    at 9%, due in monthly installments through
    fiscal 1998                                            -               -               -                        348

  Industrial Development Agencies:
    7.50% 1980 issue, original proceeds $2,370,
    due in annual installments of $119 through
    fiscal 2000                                             118             119             237                     356

  Other Long-term Debt:
    Loans payable bearing interest at 5%, secured
    by cash surrender value of officers' life
    insurance policies                                     -                967             967                     967
                                                      ----------     -----------      ----------              ----------
                                                      $  24,118      $  309,218       $ 333,336               $ 379,351
                                                      ==========     ===========      ==========              ==========

SENIOR CREDIT FACILITY -
On December 19, 1997, the Company and a syndicate of banks (the Syndicate Banks) entered into a new $325,000,000 senior Credit Agreement (the Credit Agreement). The proceeds of the Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's Third Amended and Restated Credit Agreement, as amended. As compared to the previous bank credit agreement, the Credit Agreement includes, among other things, lower interest rates, lower quarterly loan amortization and greater flexibility with respect to effecting acquisitions, incurring indebtedness and repurchasing the Company's capital stock. The Credit Agreement provides for a $140,000,000 term loan facility due in June 2003 and a $185,000,000 revolving loan facility, including letters of credit up to a maximum of $20,000,000, which expires in June 2003. The rate of interest payable, at the Company's option, is a function of the London interbank offered rate (LIBOR) plus a margin, federal funds rate plus a margin, or the prime rate. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement). The Credit Agreement also provides for certain mandatory term loan prepayments.

The term loan facility requires quarterly repayments of $6,000,000 beginning March 1998 through December 2002, and payments of $10,000,000 in March 2003 and June 2003. At February 28, 1998, the margin on the term loan facility borrowings was 0.75% and may be decreased by up to 0.35% and increased by up to 0.5% depending on the Company's Debt Ratio.

The revolving loan facility is utilized to finance working capital requirements. The Credit Agreement requires that the Company reduce the outstanding balance of the revolving loan facility to less than $60,000,000 for thirty consecutive days during the six months ending each August 31. The margin on the revolving loan facility was 0.5% at February 28, 1998, and may be decreased by up to 0.25% and increased by up to 0.4% depending on the Company's Debt Ratio. In addition, the Company pays a facility fee on the total revolving loan facility. At February 28, 1998, the facility fee was 0.25% and may be reduced or increased by 0.1% subject to the Company's Debt Ratio.

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

The Company had average outstanding Revolving Credit Loans of approximately $59,892,000 and $88,825,000 for the years ended February 28, 1998 and 1997, respectively. Amounts available to be drawn down under the Revolving Credit Loans were $89,235,000 and $119,378,000 at February 28, 1998 and 1997,
respectively. The average interest rate on the Revolving Credit Loans was 6.57%, 6.58%, 6.76% and 7.16%, for fiscal 1998 and 1997, the Transition Period and for fiscal 1995, respectively. Facility fees on the new Credit Agreement are due based upon the total revolving loan facility, whereas commitment fees under the prior agreement were based upon the unused portion of the revolving loan facility. These fees are based upon the Company's Debt Ratio and can range from 0.15% to 0.35%. At February 28, 1998, the facility fee percentage was 0.25%. The commitment fee percentage at February 28, 1997, was 0.325%.

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

DEBT PAYMENTS -
Principal payments required under long-term debt obligations during the next five fiscal years are as follows:

                               February 28, 1998
                               -----------------
                                 (in thousands)
                              1999       $ 24,118
                              2000         24,119
                              2001         24,000
                              2002         24,000
                              2003         24,000
                              Thereafter  215,967
                                         ---------
                                         $336,204
                                         =========

7.  INCOME TAXES:

The  provision  for  Federal  and  state income taxes consists of the following:

                                              For the                  For the         For the Six         For the
                                             Year Ended               Year Ended       Months Ended       Year Ended
                                         February 28, 1998           February 28,      February 29,        August 31,
                                ---------------------------------    ------------      ------------      ------------
                                            State and
                                 Federal      Local        Total         1997              1996              1995
                                ---------  -----------   --------    ------------      ------------      ------------
(in thousands)
Current income tax provision    $ 21,032   $    7,444    $ 28,476     $   14,347        $    1,390       $     6,446
Deferred income tax provision      5,935          384       6,319          5,769             1,991            19,232
                                ---------  -----------   ---------    -----------       -----------      ------------
                                $ 26,967   $    7,828    $ 34,795     $   20,116        $    3,381       $    25,678
                                =========  ===========   =========    ===========       ===========      ============

A reconciliation of the total tax provision to the amount computed by applying the expected U.S. Federal income tax rate to income before provision for Federal and state income taxes is as follows:

                       For the Year Ended    For the Year Ended    For the Six Months    For the Year Ended
                          February 28,          February 28,       Ended February 29,        August 31,
                              1998                  1997                  1996                  1995
                       ------------------    ------------------    ------------------    ------------------
                                   % of                  % of                  % of                  % of
                                  Pretax                Pretax                Pretax                Pretax
                        Amount    Income      Amount    Income      Amount    Income      Amount    Income
                        ------    ------      ------    ------      ------    ------      ------    ------
(in thousands)
Computed "expected"
  tax provision        $ 29,703     35.0    $ 16,727     35.0      $ 2,346     35.0     $ 23,344     35.0
State and local
  income taxes,
  net of Federal
  income tax benefit      5,089      6.0       3,304      6.9          827     12.3        2,395      3.6
Nondeductible meals
  and entertainment
  expenses                  294      0.3         310      0.6          205      3.1          290      0.4
Miscellaneous items,
  net                      (291)    (0.3)       (225)    (0.4)           3      --          (351)    (0.5)
                       --------     ----    --------     ----      -------     ----     --------     ----
                       $ 34,795     41.0    $ 20,116     42.1      $ 3,381     50.4     $ 25,678     38.5
                       ========     ====    ========     ====      =======     ====     ========     ====

Deferred tax liabilities (assets) are comprised of the following:

                                           February 28,   February 28,
                                               1998           1997
                                           ------------   ------------
          (in thousands)
          Depreciation and amortization      $ 70,303       $ 68,155
          LIFO reserve                         13,601          2,019
          Inventory reserves                    6,974          9,418
          Other accruals                      (18,193)       (13,191)
                                             --------       --------
                                             $ 72,685       $ 66,991
                                             ========       ========

At February 28, 1998, the Company has state and U.S.  Federal net operating loss
(NOL) carryforwards of $16,213,000 and $3,654,000, respectively, to offset future taxable income that, if not otherwise utilized, will expire as follows: state NOLs of $6,945,000, $6,828,000 and $2,440,000 at February 28, 2001, 2002
and 2003, respectively, and Federal NOL of $3,654,000 at February 28, 2011.

8. PROFIT SHARING RETIREMENT PLANS AND RETIREMENT SAVINGS PLAN:

The Company's profit sharing retirement plans, which cover substantially all employees, provide for contributions by the Company in such amounts as the Board of Directors may annually determine and for voluntary contributions by employees. The plans are qualified as tax-exempt under the Internal Revenue Code and conform with the Employee Retirement Income Security Act of 1974. The Company's provisions for the plans, including the Barton plan described below, were $5,571,000 and $4,999,000 for the years ended February 28, 1998 and 1997, respectively, $2,579,000 in the Transition Period and $3,830,000 for fiscal 1995.

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, permits substantially all full-time employees of the Company (excluding Barton employees, who are covered by a separate plan described below) to defer a portion of their compensation on a pretax basis. Participants may defer, subject to a maximum contribution limitation, up to 10% of their compensation for the year. The Company makes a matching contribution of 25% of the first 4% of compensation an employee defers. Company contributions to this plan were $367,000 and $700,000 for the years ended February 28, 1998 and 1997, respectively, $325,000 in the Transition Period and $281,000 in fiscal 1995.

The Barton profit sharing and 401(k) plan covers all salaried employees of Barton. The amount of Barton's contribution under the profit sharing portion of the plan is at the discretion of its Board of Directors, subject to limitations of the plan. Contribution expense was $2,799,000 and $2,504,000 for the years ended February 28, 1998 and 1997, respectively, $1,095,000 in the Transition Period and $1,430,000 in fiscal 1995. Pursuant to the 401(k) portion of the plan, participants may defer up to 8% of their compensation for the year, subject to limitations of the plan, and receive no matching contribution from Barton.

9. STOCKHOLDERS' EQUITY:

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

At February 28, 1998, there were 15,405,464 shares of Class A Common Stock and 3,330,458 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

STOCK REPURCHASE AUTHORIZATION -
On January 11, 1996, the Company's Board of Directors authorized the repurchase of up to $30,000,000 of its Class A and Class B Common stock. The Company was permitted to finance such purchases, which became treasury shares, through cash generated from operations or through the Credit Agreement. The Company completed its repurchase program during fiscal 1998, repurchasing 362,100 shares of Class A Common Stock for $9,233,000. Throughout the year ended February 28, 1997, the Company repurchased 787,450 shares of Class A Common Stock totaling $20,765,000.

LONG-TERM STOCK INCENTIVE PLAN -
In July 1997, the stockholders approved the amendment and restatement of the Company's Stock Option and Stock Appreciation Right Plan (the Original Stock
Plan) as the Long-Term Stock Incentive Plan (the Long-Term Stock Plan). Options granted under the Original Stock Plan remain outstanding and in full force in accordance with their terms.

Under the Long-Term Stock Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. Grants, in the aggregate, may not exceed 4,000,000 shares of the Company's Class A Common Stock. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the Committee). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During fiscal 1998, no stock appreciation rights and 25,000 shares of restricted Class A Common Stock were granted. At February 28, 1998, there were 1,840,258 shares available for future grant.




A summary of nonqualified stock option activity is as follows:

                                                         Weighted                      Weighted
                                                           Avg.                          Avg.
                                      Shares Under       Exercise       Options        Exercise
                                         Option           Price       Exercisable       Price
                                      ------------       --------     -----------      --------
Balance, August 31, 1994                 563,500         $ 15.65
Options granted                          289,000         $ 40.29
Options exercised                       (114,075)        $  7.02
Options forfeited/canceled                (4,500)        $ 19.22
                                       ---------
Balance, August 31, 1995                 733,925         $ 26.68         39,675        $  4.44
Options granted                          571,050         $ 36.01
Options exercised                        (18,000)        $ 13.23
Options forfeited/canceled              (193,250)        $ 44.06
                                       ---------
Balance, February 29, 1996             1,093,725         $ 28.70         28,675        $  4.44
Options granted                        1,647,700         $ 22.77
Options exercised                         (3,750)        $  4.44
Options forfeited/canceled            (1,304,700)        $ 32.09
                                       ---------
Balance, February 28, 1997             1,432,975         $ 18.85         51,425        $ 10.67
Options granted                          569,400         $ 38.72
Options exercised                       (117,452)        $ 15.33
Options forfeited/canceled               (38,108)        $ 17.66
                                       ---------
Balance, February 28, 1998             1,846,815         $ 25.23        360,630        $ 25.46
                                       =========


The following table summarizes information about stock options outstanding at February 28, 1998:

                            Options Outstanding             Options Exercisable
                   -------------------------------------   ---------------------
                                  Weighted
                                     Avg.       Weighted                Weighted
                                  Remaining       Avg.                    Avg.
   Range of           Number     Contractual    Exercise      Number    Exercise
Exercise Prices    Outstanding       Life        Price     Exercisable    Price
---------------    -----------   -----------    --------   -----------  --------
$ 4.44 - $11.50        38,675     3.5 years     $  9.15       38,675    $  9.15
$17.00 - $25.63       998,540     7.3 years     $ 17.37      134,280    $ 17.00
$26.75 - $31.25       351,800     8.5 years     $ 28.46       80,200    $ 27.30
$35.38 - $56.75       457,800     9.6 years     $ 41.25      107,475    $ 40.53
                    ---------                                -------
                    1,846,815     8.0 years     $ 25.23      360,630    $ 25.46
                    =========                                =======

The weighted average fair value of options granted during fiscal 1998, fiscal 1997 and the Transition Period was $20.81, $10.27 and $15.90, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.4% for fiscal 1998, 6.6% for fiscal 1997 and 5.5% for the Transition Period; volatility of 41.3% for fiscal 1998, 42.7% for fiscal 1997 and 39.6% for the Transition Period; expected option life of 6.9 years for fiscal 1998, 4.7 years for fiscal 1997 and 5.4 years for the Transition Period. The dividend yield was 0% for fiscal 1998, fiscal 1997 and the Transition Period. Forfeitures are recognized as they occur.

INCENTIVE STOCK OPTION PLAN -
The ability to grant incentive stock options under the Original Stock Plan was eliminated when it was amended and restated as the Long-Term Stock Plan. In July 1997, stockholders approved the adoption of the Company's Incentive Stock Option Plan. Under the Incentive Stock Option Plan, incentive stock options may be granted to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 1,000,000 shares of the Company's Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date of grant. The vesting period and term of incentive stock options granted are established by the Committee. The maximum term of incentive stock options is ten years. During fiscal 1998, no incentive stock options were granted.

EMPLOYEE STOCK PURCHASE PLAN -
In fiscal 1989, the Company approved a stock purchase plan under which 1,125,000 shares of Class A Common Stock can be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During fiscal 1998 and fiscal 1997, the Transition Period and fiscal 1995, employees purchased 78,248, 37,768, 20,869 and 28,641 shares, respectively.

The weighted average fair value of purchase rights granted during fiscal 1998 and fiscal 1997 was $11.90 and $8.41, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.3% for fiscal 1998 and 5.6% for fiscal 1997; volatility of 35.1% for fiscal 1998 and 65.4% for fiscal 1997; expected purchase right life of 0.5 years for fiscal 1998 and 0.8 years for fiscal 1997. The dividend yield was 0% for both fiscal 1998 and fiscal 1997. No purchase rights were granted in the Transition Period.

PRO FORMA DISCLOSURE -
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. In fiscal 1997, the Company elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123). Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized the compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts as follows:


                                For the Year Ended       For the Year Ended      For the Six Months
                                February 28, 1998        February 28, 1997    Ended February 29, 1996
                               --------------------     --------------------  -----------------------
                                  As          Pro          As          Pro         As         Pro
                               Reported      Forma      Reported      Forma     Reported     Forma
                               --------    --------     --------    --------    --------    -------
(in thousands, except per
 share data)
Net income                     $ 50,071    $ 46,171     $ 27,675    $ 25,038     $ 3,322    $ 3,178
Earnings per common share:
  Basic                        $   2.68    $   2.47     $   1.43    $   1.30     $  0.17    $  0.16
  Diluted                      $   2.62    $   2.42     $   1.42    $   1.28     $  0.17    $  0.16


The provisions of SFAS No. 123 have not been applied to options or purchase rights granted prior to September 1, 1995. Therefore, the resulting pro forma effect on net income may not be representative of that to be expected in future years.

STOCK OFFERING -
During November 1994, the Company completed a public offering and sold 3,000,000 shares of its Class A Common Stock, resulting in net proceeds to the Company of approximately $95,515,000 after underwriters' discounts and commissions and expenses. In connection with the offering, 432,067 of the Vintners option shares were exercised and the Company received proceeds of $7,885,000. Under the terms of the then existing bank credit agreement, approximately $82,000,000 was used to repay a portion of the Term Loan under the bank credit agreement. The balance of net proceeds was used to repay Revolving Credit Loans under the bank credit agreement.

10.  EARNINGS PER COMMON SHARE:

The following table presents historical earnings per common share restated to conform with the provisions of SFAS No. 128.

                                                                                                   For the
                                            For the Years Ended       For the Six Months Ended    Year Ended
                                         --------------------------  --------------------------   ----------
                                         February 28,  February 28,  February 29,  February 28,   August 31,
                                             1998          1997          1996          1995          1995
                                         ------------  ------------  ------------  ------------   ----------

(in thousands, except per share data)                                              (unaudited)
BASIC EARNINGS PER COMMON SHARE:
--------------------------------
  Income applicable to common shares       $ 50,071      $ 27,675      $  3,322      $ 20,320      $ 41,020
  Weighted average common shares
   outstanding                               18,672        19,333        19,611        17,989        18,776
BASIC EARNINGS PER COMMON SHARE            $   2.68      $   1.43      $   0.17      $   1.13      $   2.18
                                           ========      ========      ========      ========      ========
DILUTED EARNINGS PER COMMON SHARE:
----------------------------------
  Income applicable to common shares       $ 50,071      $ 27,675      $  3,322      $ 20,320      $ 41,020
                                           --------      --------      --------      --------      --------
  Weighted average common shares
   outstanding                               18,672        19,333        19,611        17,989        18,776
  Incentive stock options                       423           179           129           152           155
  Options/employee stock purchases               10             9            67            38            74
                                           --------      --------      --------      --------      --------
  Adjusted weighted average common
   shares outstanding                        19,105        19,521        19,807        18,179        19,005
                                           --------      --------      --------      --------      --------
DILUTED EARNINGS PER COMMON SHARE          $   2.62      $   1.42      $   0.17      $   1.12      $   2.16
                                           ========      ========      ========      ========      ========

11. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES -
Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows:




                                February 28, 1998
                                -----------------
                                 (in thousands)

                               1999       $  3,506
                               2000          2,627
                               2001          1,947
                               2002          1,513
                               2003          1,291
                            Thereafter       8,590
                                          --------
                                          $ 19,474
                                          ========

Rental expense was approximately $5,554,000 and $4,716,000 for fiscal 1998 and fiscal 1997, respectively, $2,382,000 in the Transition Period and $4,193,000 for fiscal 1995.

PURCHASE COMMITMENTS AND CONTINGENCIES -
The Company has agreements with three suppliers to purchase blended Scotch whisky through December 2001. The purchase prices under the agreements are denominated in British pounds sterling. Based upon exchange rates at February 28, 1998, the Company's aggregate future obligation ranges from approximately $10,758,000 to $22,835,000 for the contracts expiring through December 2001.

The Company has an agreement to purchase Canadian blended whisky through September 1, 1999, with a maximum obligation of approximately $4,453,000. The Company also has two agreements to purchase Canadian new distillation whisky (including dumping charges) through December 2005 at purchase prices of approximately $12,521,000 to $13,536,000. In addition, the Company has an agreement to purchase corn whiskey through April 1999 at a purchase price of approximately $90,000.

All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 states was renewed effective November 22, 1996, and expires December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through June 2003. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 1998, the Company believes it is in compliance with all of its material distribution agreements and, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

In connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company assumed purchase contracts with certain growers and suppliers. In addition, the Company has entered into other purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to 20 years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract.

The Company purchased $154,909,000 of grapes under these contracts during fiscal 1998. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining term of the contracts will be approximately $915,651,000. During fiscal 1994, in connection with the Vintners Acquisition and the Almaden/Inglenook Acquisition, the Company established a reserve for the estimated loss on these firm purchase commitments of approximately $62,664,000, which was subsequently reduced during fiscal 1995 to reflect the effects of the termination payments to cancel contracts with certain growers. The remaining reserve for the estimated loss on the remaining contracts is approximately $771,000 at February 28, 1998.

The Company's aggregate obligations under bulk wine purchase contracts will be approximately $32,502,000 over the remaining term of the contracts which expire through fiscal 2001.

EMPLOYMENT CONTRACTS -
The Company has employment contracts with certain of its executive officers and certain other management personnel with remaining terms ranging up to three years. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. The aggregate commitment for future compensation and severance, excluding incentive bonuses, was approximately $7,903,000 as of February 28, 1998, of which approximately $1,436,000 is accrued in other liabilities as of February 28, 1998.

EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
Approximately 42% of the Company's full-time employees are covered by collective bargaining agreements at February 28, 1998. Agreements expiring within one year cover approximately 7% of the Company's full-time employees.

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

12. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Gross sales to the five largest wholesalers of the Company represented 26.4%, 22.9%, 16.9% and 21.6% of the Company's gross sales for the fiscal years ending February 28, 1998 and 1997, the Transition Period and for the fiscal year ended August 31, 1995, respectively. Gross sales to the Company's largest wholesaler, Southern Wine and Spirits, represented 12.1%, 10.5% and 10.6% of the Company's gross sales for the fiscal years ended February 28, 1998 and 1997, and for the fiscal year ended August 31, 1995, respectively. Accounts receivable from the Company's largest wholesaler represented 14.1% and 11.3% of the Company's total accounts receivable as of February 28, 1998 and 1997, respectively. No single wholesaler was responsible for greater than 10% of gross sales during the Transition Period. Gross sales to the Company's five largest wholesalers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its wholesalers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

13. RESTRUCTURING PLAN:

The Company provided for costs to restructure the operations of its California wineries (the Restructuring Plan) in the fourth quarter of fiscal 1994. Under the Restructuring Plan, all bottling operations at the Central Cellars winery in Lodi, California, and the branded wine bottling operations at the Monterey Cellars winery in Gonzales, California, were moved to the Mission Bell winery located in Madera, California. The Monterey Cellars winery will continue to be used as a crushing, winemaking and contract bottling facility. The Central Cellars winery was closed in the fourth quarter of fiscal 1995 and was sold for its approximate net book value during fiscal 1997. In fiscal 1994, the Restructuring Plan reduced income before taxes and net income by approximately $24,005,000 and $14,883,000, respectively, or $0.92 per share on a diluted basis. Of the total pretax charge in fiscal 1994, approximately $16,481,000 was to recognize estimated losses associated with the revaluation of land, buildings and equipment related to facilities described above to their estimated net realizable value; and approximately $7,524,000 related to severance and other benefits associated with the elimination of 260 jobs. In fiscal 1995, the Restructuring Plan reduced income before income taxes and net income by approximately $2,238,000 and $1,376,000, respectively, or $0.07 per share on a diluted basis. Of the total pretax charge in fiscal 1995, $4,288,000 relates to equipment relocation and employee hiring and relocation costs, offset by a decrease of $2,050,000 in the valuation reserve as compared to fiscal 1994, primarily related to the land, buildings and equipment at the Central Cellars winery. The Company also expended approximately $19,071,000 in fiscal 1995 for capital expenditures to expand storage capacity and install certain relocated equipment. In the Transition Period, the expense incurred in connection with the Restructuring Plan reduced income before taxes and net income by approximately $2,404,000 and $1,192,000, respectively, or $0.06 per share on a diluted basis. These charges represented incremental, nonrecurring expenses of $3,982,000 primarily incurred for overtime and freight expenses resulting from inefficiencies related to the Restructuring Plan, offset by a reduction in the accrual for restructuring expenses of $1,578,000, primarily for severance and facility holding and closure costs. The Company completed the Restructuring Plan at February 29, 1996, with a total employment reduction of 177 jobs. The Company expended approximately $2,125,000 in fiscal 1997 and $6,644,000 during the Transition Period for capital expenditures to expand storage capacity. As of February 28, 1997, the Company had accrued liabilities of approximately $402,000 relating to the Restructuring Plan. As of February 28, 1998, the Company had no accrued liabilities relating to the Restructuring Plan.

14. SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

The  subsidiary  guarantors  are  wholly  owned  and the  guarantees  are  full, unconditional, joint and several obligations of each of the subsidiary guarantors. Summarized financial information for the subsidiary guarantors is set forth below. Separate financial statements for the subsidiary guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the nonguarantor subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends or loan repayments; however, except for limited amounts, the subsidiary guarantors may not loan funds to the Company.

The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated
Notes:

                                         February 28,     February 28,
                                             1998             1997
                                         ------------     ------------
          (in thousands)
          Balance Sheet Data:
            Current assets                $ 460,618        $ 401,870
            Noncurrent assets             $ 395,225        $ 403,068
            Current liabilities           $ 102,207        $ 100,009
            Noncurrent liabilities        $  61,784        $  65,300

                                                                                             For the Year
                                       For the Years Ended        For the Six Months Ended       Ended
                                    --------------------------   --------------------------  ------------
                                    February 28,  February 28,   February 29,  February 28,    August 31,
                                        1998          1997           1996          1995           1995
                                    ------------  ------------   ------------  ------------    ----------
(in thousands)
Income Statement Data:
  Net sales                          $ 985,757     $ 907,387      $ 416,839     $ 334,885      $ 716,969
  Gross profit                       $ 196,642     $ 164,471      $  73,843     $  62,883      $ 131,489
  Income before provision for
    Federal and state income taxes   $  64,270     $  47,303      $  17,083     $  22,690      $  52,756
  Net income                         $  38,094     $  27,392      $   8,466     $  13,954      $  32,445


15.  ACCOUNTING PRONOUNCEMENTS:

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt SFAS No. 130 for interim periods and fiscal years beginning March 1, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes the effect of adoption will not be significant. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim financial statements. The Company is required to adopt SFAS No. 131 for fiscal years beginning March 1, 1998, and for interim periods beginning March 1, 1999. Restatement of comparative information for earlier years is required in the initial year of adoption and comparative information for interim periods in the initial year of adoption is to be reported for interim periods in the second year of application. The Company has not yet determined the impact of SFAS No. 131 on its financial statements.

16.  SELECTED QUARTERLY FINANCIAL INFORMATION  (UNAUDITED):

A summary of selected quarterly financial information is as follows:

                                                   QUARTER ENDED
                               -----------------------------------------------------
                                 May 31,     August 31,   November 30,  February 28,
       Fiscal 1998                1997          1997          1997          1998        Full Year
--------------------------     ---------     ----------   ------------  ------------   -----------
(in thousands, except per
 share data)
Net sales                      $ 306,011     $ 301,524     $ 322,703     $ 282,550     $ 1,212,788
Gross profit                   $  80,732     $  84,759     $  98,000     $  85,244     $   348,735
Net income                     $  10,046     $  12,365     $  17,611     $  10,049     $    50,071
Earnings per common share:
  Basic                        $    0.54     $    0.67     $    0.94     $    0.54     $      2.68
  Diluted                      $    0.53     $    0.65     $    0.92     $    0.53     $      2.62


                                                   QUARTER ENDED
                               -----------------------------------------------------
                                 May 31,     August 31,   November 30,  February 28,
       Fiscal 1997                1996          1996          1996          1997        Full Year
--------------------------     ---------     ----------   ------------  ------------   -----------
(in thousands, except per
 share data)
Net sales                      $ 276,493     $ 279,218     $ 317,733     $ 261,569     $ 1,135,013
Gross profit                   $  72,907     $  69,835     $  81,683     $  66,407     $   290,832
Net income                     $   8,501     $   4,941     $   8,311     $   5,922     $    27,675
Earnings per common share:
  Basic                        $    0.43     $    0.25     $    0.43     $    0.31     $      1.43
  Diluted                      $    0.43     $    0.25     $    0.43     $    0.31     $      1.42





ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 21, 1998, under those sections of the proxy statement titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 21, 1998, under that section of the proxy statement titled "Executive Compensation" and that caption titled "Director Compensation" under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 21, 1998, under those sections of the proxy statement titled "Beneficial Ownership" and "Stock Ownership of Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 21, 1998, under that section of the proxy statement titled "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------   ----------------------------------------------------------------

(a)  1.   Financial Statements

          The following consolidated financial statements of the Company are submitted herewith:

               Report of Independent Public Accountants

               Consolidated Balance Sheets - February 28, 1998 and 1997

               Consolidated Statements of Income for the years ended February 28, 1998 and 1997, for the six months ended February 29, 1996 and February 28, 1995 (unaudited), and for the year ended August 31, 1995

               Consolidated Statements of Changes in Stockholders' Equity for the years ended February 28, 1998 and 1997, for the six months ended February 29, 1996, and for the year ended August 31, 1995

               Consolidated Statements of Cash Flows for the years ended February 28, 1998 and 1997, for the six months ended February 29, 1996 and February 28, 1995 (unaudited), and for the year ended August 31, 1995

               Notes to Consolidated Financial Statements

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

Individual financial statements of the Registrant have been omitted because the Registrant is primarily an operating company and no subsidiary included in the consolidated financial statements has minority equity interests and/or noncurrent indebtedness, not guaranteed by the Registrant, in excess of 5% of total consolidated assets.




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

          3.1(a) Certificate of Amendment of the Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

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

          4.1 Indenture dated as of December 27, 1993 among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

          4.2 First Supplemental Indenture dated as of August 3, 1994 among the Company, Canandaigua West, Inc. and The Chase
                    Manhattan  Bank (as  successor  to Chemical  Bank) (filed as
                    Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

          4.3 Second Supplemental Indenture dated August 25, 1995 among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

          4.4 Third Supplemental Indenture dated as of December 19, 1997 among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and The Chase Manhattan Bank (filed herewith).

          4.5       Indenture  with  respect  to  the 8  3/4%  Series  C  Senior
                    Subordinated Notes due 2003 dated as of October 29, 1996 among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's
                    Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

          4.6 First Supplemental Indenture dated as of December 19, 1997 among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank (filed herewith).

          4.7 Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, dated as of December 19, 1997 (including a list briefly identifying the contents of all omitted schedules and exhibits thereto) (filed herewith). The Registrant will furnish supplementally to the Commission, upon request, a copy of any omitted schedule or exhibit.

          10.1      Employment  Agreement between Barton  Incorporated and Ellis
                    M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.2      Barton  Incorporated  Management  Incentive  Plan  (filed as
                    Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.3      Ellis M. Goodman Split Dollar Insurance  Agreement (filed as
                    Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.4      Barton Brands,  Ltd.  Deferred  Compensation  Plan (filed as
                    Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.5      Marvin  Sands Split  Dollar  Insurance  Agreement  (filed as
                    Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

          10.6 Letter agreement, effective as of October 7, 1995, as amended, addressing compensation, between the Company and Daniel Barnett (filed as Exhibit 10.23 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

          10.7 Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed herewith).

          10.8 Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, dated as of December 19, 1997 (including a list briefly identifying the contents of all omitted schedules and exhibits thereto) (incorporated by reference to Exhibit 4.7, filed herewith).

          10.9 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the
                    Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).

          10.10 Amendment Number One to the Long-Term Stock Incentive Plan of the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

          10.11     Incentive Stock Option Plan of the Company (filed as Exhibit
                    10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

          10.12 Amendment Number One to the Incentive Stock Option Plan of the Company (filed as Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

          10.13     Annual  Management  Incentive  Plan of the Company (filed as
                    Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

          10.14 Amendment Number One to the Annual Management Incentive Plan of the Company (filed herewith).

          11.1 Statement re Computation of Per Share Earnings (filed herewith).

          21.1      Subsidiaries of Company (filed herewith).

          23.1      Consent of Arthur Andersen LLP (filed herewith).

          27.1 Financial Data Schedule for fiscal year ended February 28, 1998 (filed herewith).

          27.2 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1997 (filed herewith).

          27.3 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1997 (filed herewith).

          27.4 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1997 (filed herewith).

          27.5 Restated Financial Data Schedule for the fiscal year ended February 28, 1997 (filed herewith).

          27.6 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1996 (filed herewith).

          27.7 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1996 (filed herewith).

          27.8 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1996 (filed herewith).

          27.9      Restated  Financial Data Schedule for the Transition  Period
                    from   September   1,  1995  to  February  29,  1996  (filed
                    herewith).

          27.10 Restated Financial Data Schedule for the fiscal year ended August 31, 1995 (filed herewith).

          99.1 1989 Employee Stock Purchase Plan of the Company, as amended by Amendment Number 1 through Amendment Number 5 (filed herewith).

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended February 28, 1998.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    CANANDAIGUA BRANDS, INC.


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


/s/ Richard Sands                       /s/ Thomas S. Summer
-----------------                       --------------------
Richard Sands, President, Chief         Thomas S. Summer, Senior Vice President
Executive Officer and Director          and Chief Financial Officer (Principal
(Principal Executive Officer)           Financial Officer and Principal
Dated:  May 29, 1998                    Accounting Officer)
                                        Dated:  May 29, 1998

/s/ Marvin Sands                        /s/ Robert Sands
----------------                        ----------------
Marvin Sands, Chairman of               Robert Sands, Director
the Board                               Dated:  May 29, 1998
Dated:  May 29, 1998


/s/ George Bresler                      /s/ James A. Locke
------------------                      ------------------
George Bresler, Director                James A. Locke, III, Director
Dated:  May 29, 1998                    Dated:  May 29, 1998


/s/ Thomas C. McDermott                 /s/ Bertram E. Silk
-----------------------                 -------------------
Thomas C. McDermott, Director           Bertram E. Silk, Director
Dated:  May 29, 1998                    Dated:  May 29, 1998


/s/ Paul L. Smith
-----------------
Paul L. Smith, Director
Dated:  May 29, 1998



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BATAVIA WINE CELLARS, INC.


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


Dated:  May 29, 1998                    /s/ Ned Cooper
                                        --------------
                                        Ned Cooper, President
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Thomas S. Summer
                                        --------------------
                                        Thomas S. Summer, Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Dated:  May 29, 1998                    /s/ Richard Sands
                                        -----------------
                                        Richard Sands, Director


Dated:  May 29, 1998                    /s/ Robert Sands
                                        ----------------
                                        Robert Sands, Director




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    CANANDAIGUA WINE COMPANY, INC.


                                        By:  /s/ Daniel C. Barnett
                                             ---------------------
                                             Daniel C. Barnett, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Daniel C. Barnett
                                        ---------------------
                                        Daniel C. Barnett, President
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Thomas S. Summer
                                        --------------------
                                        Thomas S. Summer, Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Dated:  May 29, 1998                    /s/ Richard Sands
                                        -----------------
                                        Richard Sands, Director


Dated:  May 29, 1998                    /s/ Robert Sands
                                        ----------------
                                        Robert Sands, Director



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    CANANDAIGUA EUROPE LIMITED


                                        By:  /s/ Douglas Kahle
                                             -----------------
                                             Douglas Kahle, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Douglas Kahle
                                        -----------------
                                        Douglas Kahle, President
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Thomas S. Summer
                                        --------------------
                                        Thomas S. Summer, Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Dated:  May 29, 1998                    /s/ Richard Sands
                                        -----------------
                                        Richard Sands, Director





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    ROBERTS TRADING CORP.


                                        By:  /s/ Daniel C. Barnett
                                             ---------------------
                                             Daniel C. Barnett, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Daniel C. Barnett
                                        ---------------------
                                        Daniel C. Barnett, President
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Thomas S. Summer
                                        --------------------
                                        Thomas S. Summer, Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Dated:  May 29, 1998                    /s/ Richard Sands
                                        -----------------
                                        Richard Sands, Director


Dated:  May 29, 1998                    /s/ Robert Sands
                                        ----------------
                                        Robert Sands, Director



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BARTON INCORPORATED


                                        By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President and
                                             Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, President, Chief
                                        Operating Officer and Director
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Edward L. Golden
                                        --------------------
                                        Edward L. Golden, Director


Dated:  May 29, 1998                    /s/ William F. Hackett
                                        ----------------------
                                        William F. Hackett, Director


Dated:  May 29, 1998                    /s/ Richard Sands
                                        -----------------
                                        Richard Sands, Director


Dated:  May 29, 1998                    /s/ Robert Sands
                                        ----------------
                                        Robert Sands, Director



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BARTON BRANDS, LTD.


                                        By:  /s/ Edward L. Golden
                                             --------------------
                                             Edward L. Golden, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Edward L. Golden
                                        --------------------
                                        Edward L. Golden, President and Director
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, Director





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BARTON BEERS, LTD.


                                        By:  /s/ Richard Sands
                                             -----------------
                                             Richard Sands, Chief Executive
                                             Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Richard Sands
                                        -----------------
                                        Richard Sands, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, Director


Dated:  May 29, 1998                    /s/ William F. Hackett
                                        ----------------------
                                        William F. Hackett, Director



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BARTON BRANDS OF CALIFORNIA, INC.

                                        By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, President and
                                        Director (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Edward L. Golden
                                        --------------------
                                        Edward L. Golden, Director




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BARTON BRANDS OF GEORGIA, INC.


                                        By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, President and
                                        Director (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Edward L. Golden
                                        --------------------
                                        Edward L. Golden, Director



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BARTON DISTILLERS IMPORT CORP.


                                        By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, President and
                                        Director (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Edward L. Golden
                                        --------------------
                                        Edward L. Golden, Director





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    BARTON FINANCIAL CORPORATION


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


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, President, Secretary
                                        and Director (Principal Executive
                                        Officer)


Dated:  May 29, 1998                    /s/ Charles T. Schlau
                                        ---------------------
                                        Charles T. Schlau, Treasurer and
                                        Director (Principal Financial Officer
                                        and Principal Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    STEVENS POINT BEVERAGE CO.


                                        By:  /s/ James P. Ryan
                                             -----------------
                                             James P. Ryan, President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ James P. Ryan
                                        -----------------
                                        James P. Ryan, President, Chief
                                        Executive Officer and Director
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, Director


Dated:  May 29, 1998                    /s/ William F. Hackett
                                        ----------------------
                                        William F. Hackett, Director




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    MONARCH IMPORT COMPANY


                                        By:  /s/ James P. Ryan
                                             -----------------
                                             James P. Ryan, Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ James P. Ryan
                                        -----------------
                                        James P. Ryan, Chief Executive Officer
                                        (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, Director


Dated:  May 29, 1998                    /s/ William F. Hackett
                                        ----------------------
                                        William F. Hackett, Director



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                    THE VIKING DISTILLERY, INC.


                                        By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 1998                    /s/ Alexander L. Berk
                                        ---------------------
                                        Alexander L. Berk, President and
                                        Director (Principal Executive Officer)


Dated:  May 29, 1998                    /s/ Raymond E. Powers
                                        ---------------------
                                        Raymond E. Powers, Executive Vice
                                        President, Treasurer, Assistant
                                        Secretary and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


Dated:  May 29, 1998                    /s/ Edward L. Golden
                                        --------------------
                                        Edward L. Golden, Director




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

       3.1(a) Certificate of Amendment of the Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

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

       4.1 Indenture dated as of December 27, 1993 among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

       4.2 First Supplemental Indenture dated as of August 3, 1994 among the Company, Canandaigua West, Inc. and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

       4.3 Second Supplemental Indenture dated August 25, 1995 among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

       4.4 Third Supplemental Indenture dated as of December 19, 1997 among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and The Chase Manhattan Bank (filed herewith).

       4.5 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes due 2003 dated as of October 29, 1996 among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit
              4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

       4.6 First Supplemental Indenture dated as of December 19, 1997 among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank (filed herewith).

       4.7 Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, dated as of December 19, 1997 (including a list briefly identifying the contents of all omitted schedules and exhibits thereto) (filed herewith). The Registrant will furnish supplementally to the Commission, upon request, a copy of any omitted schedule or exhibit.

       10.1 Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of October 1, 1991 as amended by Amendment to Employment Agreement between Barton Incorporated and Ellis M. Goodman dated as of June 29, 1993 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

       10.2   Barton  Incorporated  Management  Incentive Plan (filed as Exhibit
              10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

       10.3   Ellis M.  Goodman  Split  Dollar  Insurance  Agreement  (filed  as
              Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

       10.4   Barton Brands,  Ltd. Deferred  Compensation Plan (filed as Exhibit
              10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

       10.5   Marvin Sands Split Dollar  Insurance  Agreement  (filed as Exhibit
              10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

       10.6 Letter agreement, effective as of October 7, 1995, as amended, addressing compensation, between the Company and Daniel Barnett (filed as Exhibit 10.23 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

       10.7 Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander
              L. Berk dated November 11, 1996 (filed herewith).

       10.8 Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, dated as of December 19, 1997 (including a list briefly identifying the contents of all omitted schedules and exhibits thereto) (incorporated by reference to
              Exhibit 4.7, filed herewith).

       10.9 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).

       10.10 Amendment Number One to the Long-Term Stock Incentive Plan of the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

       10.11 Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

       10.12 Amendment Number One to the Incentive Stock Option Plan of the Company (filed as Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

       10.13  Annual Management  Incentive Plan of the Company (filed as Exhibit
              10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

       10.14 Amendment Number One to the Annual Management Incentive Plan of the Company (filed herewith).

       11.1   Statement re Computation of Per Share Earnings (filed herewith).

       21.1   Subsidiaries of Company (filed herewith).

       23.1   Consent of Arthur Andersen LLP (filed herewith).

       27.1 Financial Data Schedule for fiscal year ended February 28, 1998 (filed herewith).

       27.2 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1997 (filed herewith).

       27.3 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1997 (filed herewith).

       27.4 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1997 (filed herewith).

       27.5 Restated Financial Data Schedule for the fiscal year ended February 28, 1997 (filed herewith).

       27.6 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1996 (filed herewith).

       27.7 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1996 (filed herewith).

       27.8 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1996 (filed herewith).

       27.9 Restated Financial Data Schedule for the Transition Period from September 1, 1995 to February 29, 1996 (filed herewith).

       27.10 Restated Financial Data Schedule for the fiscal year ended August 31, 1995 (filed herewith).

       99.1 1989 Employee Stock Purchase Plan of the Company, as amended by Amendment Number 1 through Amendment Number 5 (filed herewith).