Form 10-Q
period 1998-05-31
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1998-06-23
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1998
                               ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    -------------------

                          COMMISSION FILE NUMBER 0-7570

      DELAWARE           CANANDAIGUA BRANDS, INC.              16-0716709
                              AND ITS SUBSIDIARIES:
      NEW YORK           BATAVIA WINE CELLARS, INC.            16-1222994
      NEW YORK           CANANDAIGUA WINE COMPANY, INC.        16-1462887
      NEW YORK           CANANDAIGUA EUROPE LIMITED            16-1195581
      NEW YORK           ROBERTS TRADING CORP.                 16-0865491
      DELAWARE           BARTON INCORPORATED                   36-3500366
      DELAWARE           BARTON BRANDS, LTD.                   36-3185921
      MARYLAND           BARTON BEERS, LTD.                    36-2855879
      CONNECTICUT        BARTON BRANDS OF CALIFORNIA, INC.     06-1048198
      GEORGIA            BARTON BRANDS OF GEORGIA, INC.        58-1215938
      NEW YORK           BARTON DISTILLERS IMPORT CORP.        13-1794441
      DELAWARE           BARTON FINANCIAL CORPORATION          51-0311795
      WISCONSIN          STEVENS POINT BEVERAGE CO.            39-0638900
      ILLINOIS           MONARCH IMPORT COMPANY                36-3539106
      GEORGIA            THE VIKING DISTILLERY, INC.           58-2183528
  (State or other        (Exact name of registrant as      (I.R.S. Employer
   jurisdiction of        specified in its charter)         Identification No.)
   incorporation or
   organization)


             300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK   14450
             -------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


                                 (716) 393-4130
             -------------------------------------------------------
              (Registrants' telephone number, including area code)


             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---
The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of June 17, 1998, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                    CLASS                           NUMBER OF SHARES OUTSTANDING
                    -----                           ----------------------------

Class A Common Stock, Par Value $.01 Per Share               15,481,481
Class B Common Stock, Par Value $.01 Per Share                3,296,976

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)
                                                         May 31, 1998          February 28, 1998
                                                         ------------          -----------------
                                                          (unaudited)
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash and cash investments                              $        765            $      1,232
  Accounts receivable, net                                    169,592                 142,615
  Inventories, net                                            362,915                 394,028
  Prepaid expenses and other current assets                    22,055                  26,463
                                                         ------------            ------------
    Total current assets                                      555,327                 564,338
PROPERTY, PLANT AND EQUIPMENT, net                            243,663                 244,035
OTHER ASSETS                                                  264,457                 264,786
                                                         ------------            ------------
  Total assets                                           $  1,063,447            $  1,073,159
                                                         ============            ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                          $     80,000            $     91,900
  Current maturities of long-term debt                         24,118                  24,118
  Accounts payable                                             44,020                  52,055
  Accrued Federal and state excise taxes                       21,342                  17,498
  Other accrued expenses and liabilities                       95,795                  97,763
                                                         ------------            ------------
    Total current liabilities                                 265,275                 283,334
                                                         ------------            ------------
LONG-TERM DEBT, less current maturities                       303,311                 309,218
                                                         ------------            ------------
DEFERRED INCOME TAXES                                          59,237                  59,237
                                                         ------------            ------------
OTHER LIABILITIES                                               5,827                  6,206
                                                         ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred  Stock,  $.01 par value-
    Authorized,  1,000,000  shares;
    Issued, none at May 31, 1998, and
    February 28, 1998                                            -                       -
  Class A Common Stock, $.01 par value-
    Authorized, 60,000,000 shares;
    Issued, 17,653,316 shares at May 31, 1998,
    and 17,604,784 shares at February 28, 1998                    177                     176
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,922,701 shares at May 31, 1998,
    and 3,956,183 shares at February 28, 1998                      39                      40
  Additional paid-in capital                                  232,638                 231,687
  Retained earnings                                           233,961                 220,346
                                                         ------------            ------------
                                                              466,815                 452,249
                                                         ------------            ------------
  Less-Treasury stock-
  Class A Common Stock, 2,180,625 shares at
    May 31, 1998, and 2,199,320 shares at
    February 28, 1998, at cost                                (34,811)                (34,878)
  Class B Convertible Common Stock, 625,725 shares
    at May 31, 1998, and February 28, 1998, at cost            (2,207)                 (2,207)
                                                         ------------            ------------
                                                              (37,018)                (37,085)
                                                         ------------            ------------
    Total stockholders' equity                                429,797                 415,164
                                                         ------------            ------------
  Total liabilities and stockholders' equity             $  1,063,447            $  1,073,159
                                                         ============            ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                            For the Three Months Ended May 31,
                                         ---------------------------------------
                                              1998                     1997
                                         ---------------         ---------------
                                           (unaudited)             (unaudited)

GROSS SALES                              $      422,869          $      411,038
  Less - Excise taxes                          (109,941)               (105,027)
                                         --------------          --------------
    Net sales                                   312,928                 306,011
COST OF PRODUCT SOLD                           (219,992)               (225,279)
                                         --------------          --------------
    Gross profit                                 92,936                  80,732
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       (61,332)                (55,225)
                                         --------------          --------------
    Operating income                             31,604                  25,507
INTEREST EXPENSE, net                            (8,527)                 (8,479)
                                         --------------          --------------
    Income before provision for Federal
      and state income taxes                     23,077                  17,028
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                             (9,462)                 (6,982)
                                         --------------          --------------
NET INCOME                               $       13,615          $       10,046
                                         ==============          ==============
SHARE DATA:
Earnings per common share:
    Basic                                $         0.73          $         0.54
                                         ==============          ==============
    Diluted                              $         0.70          $         0.53
                                         ==============          ==============
Weighted average common shares
  outstanding:
    Basic                                        18,748                  18,770
    Diluted                                      19,328                  19,045

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     - 3 -

                        CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                                       For the Three Months Ended May 31,
                                                       ----------------------------------
                                                            1998                1997
                                                         -----------         -----------
                                                         (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   13,615          $   10,046

  Adjustments  to  reconcile  net income to
    net cash provided by operating activities:
      Depreciation of property, plant and equipment           6,000               6,411
      Amortization of intangible assets                       2,508               2,357
      Amortization of discount on long-term debt                 93                  85
      Stock-based compensation expense                           25                  66
      Gain on sale of property, plant and equipment            -                 (1,031)
      Change in operating assets and liabilities:
        Accounts receivable, net                            (26,957)            (13,769)
        Inventories, net                                     31,114              36,340
        Prepaid expenses and other current assets             4,628               2,791
        Accounts payable                                     (8,035)            (10,101)
        Accrued Federal and state excise taxes                3,844               3,971
        Other accrued expenses and liabilities               (1,969)             10,494
        Other assets and liabilities, net                    (2,097)               (491)
                                                         ----------          ----------
          Total adjustments                                   9,154              37,123
                                                         ----------          ----------
          Net cash provided by operating activities          22,769              47,169
                                                         ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (5,628)             (6,626)
  Purchase of joint venture minority interest                  (706)               -
  Proceeds from sale of property, plant and equipment          -                  5,818
                                                         ----------          ----------
          Net cash used in investing activities              (6,334)               (808)
                                                         ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of notes payable                           (11,900)            (35,500)
  Principal payments of long-term debt                       (6,000)            (10,116)
  Proceeds from employee stock purchases                        650                 204
  Exercise of employee stock options                            348                 273
  Purchase of treasury stock                                   -                 (9,233)
  Payment of issuance costs of long-term debt                  -                   (378)
                                                         ----------          ----------
          Net cash used in financing activities             (16,902)            (54,750)
                                                         ----------          ----------

NET DECREASE IN CASH AND CASH INVESTMENTS                      (467)             (8,389)
CASH AND CASH INVESTMENTS, beginning of period                1,232              10,010
                                                         ----------          ----------
CASH AND CASH INVESTMENTS, end of period                 $      765          $    1,621
                                                         ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Canandaigua Brands, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Certain May 1997 balances have been reclassified to conform with current year presentation.

3)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. Substantially all of the inventories are valued using the LIFO method. Elements of cost include materials, labor and overhead and consist of the following:

                                                 May 31,      February 28,
                                                  1998            1998
                                               -----------    ------------
      (in thousands)
      Raw materials and supplies                $  14,225      $  14,439
      Wine and distilled spirits in process       269,108        304,037
      Finished case goods                          96,102         92,948
                                                ---------      ---------
                                                  379,435        411,424
      Less - LIFO reserve                         (16,520)       (17,396)
                                                ---------      ---------
                                                $ 362,915      $ 394,028
                                                =========      =========

     Information related to the FIFO method of inventory valuation may be useful in comparing operating results to those companies not using the LIFO method of inventory valuation. If the FIFO method had been used, reported net income would have been $0.5 million, or $0.03 per share on a diluted basis, lower for the three months ended May 31, 1998, and reported net income would have been $1.4 million, or $0.07 per share on a diluted basis, higher for the three months ended May 31, 1997.

4)   EARNINGS PER COMMON SHARE:

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

     The computation of basic and diluted earnings per common share is as follows:

                                                           For the Three Months
                                                               Ended May 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
(in thousands, except per share data)
Income applicable to common shares                         $ 13,615    $ 10,046
                                                           ========    ========

Weighted average common shares outstanding - basic           18,748      18,770
Stock options                                                   580         275
                                                           --------    --------
Weighted average common shares outstanding - diluted         19,328      19,045
                                                           ========    ========

EARNINGS PER COMMON SHARE - BASIC                          $   0.73    $   0.54
                                                           ========    ========
EARNINGS PER COMMON SHARE - DILUTED                        $   0.70    $   0.53
                                                           ========    ========

5)   RETIREMENT SAVINGS AND PROFIT SHARING RETIREMENT PLAN:

     Effective March 1, 1998, the Company's existing retirement savings and profit sharing retirement plans and the Barton profit sharing and 401(k) plan were merged into the Canandaigua Brands, Inc. 401(k) and Profit Sharing Plan (the Plan). The Plan covers substantially all employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 10% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is in such discretionary amount as the Board of Directors may annually determine, subject to limitations of the Plan.

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

     The  following  table  presents   summarized   financial   information  for
subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated Notes:

                                              May 31,     February 28,
                                               1998           1998
                                             ---------    ------------
            (in thousands)
            Balance Sheet Data:
              Current assets                 $ 453,925     $ 460,618
              Noncurrent assets              $ 395,382     $ 395,225
              Current liabilities            $ 104,497     $ 102,207
              Noncurrent liabilities         $  61,899     $  61,784


                                                    For the Three Months
                                                        Ended May 31,
                                                  -----------------------
                                                     1998          1997
                                                  ---------     ---------
       (in thousands)
       Income Statement Data:
         Net sales                                $ 262,578     $ 261,274
         Gross profit                             $  58,212     $  53,332
         Income before provision for Federal
          and state income taxes                  $  23,045     $  21,215
         Net income                               $  13,545     $  12,665

7)   SUBSEQUENT EVENTS:

     INCREASE IN NUMBER OF AUTHORIZED SHARES OF CLASS A COMMON STOCK -

     In June 1998, the Company's Board of Directors approved, subject to the approval of the stockholders of the Company, an increase in the number of authorized shares of Class A Common Stock to 120,000,000 shares and the aggregate number of authorized shares of the Company to 141,000,000 shares.

     STOCK REPURCHASE AUTHORIZATION -

     In June 1998, the Company's Board of Directors authorized the repurchase of up to $100,000,000 of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the bank credit agreement.

     BANK CREDIT AGREEMENT AMENDMENT -

     In June 1998, the bank credit agreement was amended to, among other things, eliminate the requirement that the Company reduce the outstanding balance of the revolving loan facility to less than $60,000,000 for thirty consecutive days during the six months ending each August 31.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 1998 ("First Quarter 1999"), compared to the three months ended May 31, 1997 ("First Quarter 1998"), and (ii) financial liquidity and capital resources for First Quarter 1999. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

     The Company is a leading producer and marketer of beverage alcohol brands. The Company is principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. The Company's beverage alcohol brands are marketed in three general categories: wine, beer and distilled spirits.

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for First Quarter 1999 and First Quarter 1998.

                       First Quarter 1999 Compared to First Quarter 1998
                --------------------------------------------------------------
                           Net Sales                       Unit Volume
                -------------------------------    ---------------------------
                                     %Increase/                     %Increase/
                  1999       1998    (Decrease)     1999     1998   (Decrease)
                --------   --------  ----------    ------   ------  ----------
Wine            $118,788   $125,439     (5.3%)      6,140    6,720     (8.6%)
Beer             118,796     97,614     21.7%       9,467    7,748     22.2%
Spirits           51,830     50,362      2.9%       2,606    2,549      2.2%
Other (a)         23,514     32,596    (27.9%)       N/A      N/A       N/A
                --------   --------    ------      ------   ------     -----
                $312,928   $306,011      2.3%      18,213   17,017      7.0%
                ========   ========    ======      ======   ======     =====

     (a) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for First Quarter 1999 increased to $312.9 million from $306.0 million for First Quarter 1998, an increase of $6.9 million, or 2.3%. This increase resulted primarily from (i) $21.2 million of additional beer sales, largely Mexican beers, and (ii) $1.5 million of additional spirits sales. These increases were partially offset by (i) $9.1 million of lower nonbranded sales, primarily grape juice concentrate sales, and (ii) $6.7 million of lower wine sales, primarily the result of lower table wine volume. Unit volume for branded beverage alcohol products for First Quarter 1999 increased 7.0% as compared to First Quarter 1998. The unit volume increase was the result of the increased sales of the Company's Mexican beer brands and its spirits brands. These increases were partially offset by lower unit volume of the Company's wine brands, primarily table wine. To address lower wine sales, the Company is implementing various programs, such as addressing noncompetitive consumer prices of its wine products on a market-by-market basis as well as increasing its promotional activities where appropriate.

     GROSS PROFIT

     The Company's gross profit increased to $92.9 million for First Quarter 1999 from $80.7 million for First Quarter 1998, an increase of $12.2 million, or 15.1%. As a percent of net sales, gross profit increased to 29.7% for First Quarter 1999 from 26.4% for First Quarter 1998. The dollar increase in gross profit resulted primarily from cost structure improvements and higher average selling prices related to branded wine sales, and additional beer unit volume, partially offset by lower table wine unit volume and lower nonbranded unit volume, primarily grape juice concentrate.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected an addition of $0.9 million and a reduction of $2.4 million in First Quarter 1999 and First Quarter 1998, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $61.3 million for First Quarter 1999 from $55.2 million for First Quarter 1998, an increase of $6.1 million, or 11.1%. The dollar increase in selling, general and administrative expenses resulted principally from higher advertising and promotion costs associated with the increased unit volume of beer and spirits products and the programs implemented to improve the Company's wine sales. Selling, general and administrative expenses as a percent of net sales increased to 19.6% for First Quarter 1999 as compared to 18.0% for First Quarter 1998. The increase in percent of net sales resulted from the programs implemented to improve the Company's wine sales and from a change in the sales mix driven by an increase in net sales of branded products (which have a higher percent of marketing and selling costs relative to sales), and a decrease in net sales of nonbranded products (which have relatively little associated marketing and selling costs).

     NET INCOME

     As a result of the above factors, net income increased to $13.6 million for First Quarter 1999 from $10.0 million for First Quarter 1998, an increase of $3.6 million, or 35.5%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for First Quarter 1999 were $40.1 million, an increase of $5.8 million over EBITDA of $34.3 million for First Quarter 1998. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

FIRST QUARTER 1999 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for First Quarter 1999 was $22.8 million, which resulted from $22.3 million in net income adjusted for noncash items, plus $0.5 million representing the net change in operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a $31.1 million seasonal decrease in inventory levels, partially offset by a $27.0 million increase in accounts receivable, principally the result of increased beer sales.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for First Quarter 1999 was $6.3 million, which resulted primarily from $5.6 million of capital expenditures, including $2.7 million for vineyards.

     Net cash used in financing activities for First Quarter 1999 was $16.9 million, which resulted primarily from net repayments of $11.9 million of revolving loan borrowings under the Company's bank credit agreement plus principal payments of $6.0 million of long-term debt.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the bank credit agreement. The Company is currently in the process of seeking an increase in its capacity under the bank credit agreement in order to increase its flexibility to make such repurchases. The repurchased shares will become treasury shares and may be used for general corporate purposes. No shares have been repurchased as of June 22, 1998.

DEBT

     Total debt outstanding as of May 31, 1998, amounted to $407.4 million, a decrease of $17.8 million from February 28, 1998, resulting primarily from the net repayments of revolving loan borrowings and principal payments of long-term debt. The ratio of total debt to total capitalization decreased to 48.7% as of May 31, 1998, from 50.6% as of February 28, 1998.

     As of May 31, 1998, under its bank credit agreement, the Company had outstanding term loans of $134.0 million bearing interest at 6.4%, $80.0 million of revolving loans bearing interest at 6.3%, undrawn revolving letters of credit of $3.4 million, and $101.6 million in revolving loans available to be drawn. During June 1998, the bank credit agreement was amended to, among other things, eliminate the requirement that the Company reduce the outstanding balance of the revolving loan facility to less than $60,000,000 for thirty consecutive days during the six months ending each August 31.

     As of May 31, 1998, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003. The notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Index to Exhibits located on Page 15 of this Report.

     (b) No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended May 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CANANDAIGUA BRANDS, INC.

Dated: June 22, 1998                    By: /s/ Thomas F. Howe
                                            -----------------------------------
                                            Thomas F. Howe, Vice President,
                                            Corporate Reporting and Controller

Dated: June 22, 1998                    By: /s/ Thomas S. Summer
                                            -----------------------------------
                                            Thomas S. Summer, Senior Vice
                                            President and Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)


                                  SUBSIDIARIES


                                        BATAVIA WINE CELLARS, INC.

Dated: June 22, 1998                    By: /s/ Thomas F. Howe
                                            -----------------------------------
                                            Thomas F. Howe, Controller

Dated: June 22, 1998                    By: /s/ Thomas S. Summer
                                            -----------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated: June 22, 1998                    By: /s/ Thomas F. Howe
                                            -----------------------------------
                                            Thomas F. Howe, Controller

Dated: June 22, 1998                    By: /s/ Thomas S. Summer
                                            -----------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated: June 22, 1998                    By: /s/ Thomas F. Howe
                                            -----------------------------------
                                            Thomas F. Howe, Controller

Dated: June 22, 1998                    By: /s/ Thomas S. Summer
                                            -----------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        ROBERTS TRADING CORP.

Dated: June 22, 1998                    By: /s/ Thomas F. Howe
                                            -----------------------------------
                                            Thomas F. Howe, Controller

Dated: June 22, 1998                    By: /s/ Thomas S. Summer
                                            -----------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON INCORPORATED

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, President and
                                            Chief Operating Officer

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON BRANDS, LTD.

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, Executive
                                            Vice President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive  Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                        BARTON BEERS, LTD.

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON BRANDS OF GEORGIA, INC.

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON DISTILLERS IMPORT CORP.

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                        BARTON FINANCIAL CORPORATION

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, President and
                                            Secretary

Dated: June 22, 1998                    By: /s/ Charles T. Schlau
                                            -----------------------------------
                                            Charles T. Schlau, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        MONARCH IMPORT COMPANY

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        THE VIKING DISTILLERY, INC.

Dated: June 22, 1998                    By: /s/ Alexander L. Berk
                                            -----------------------------------
                                            Alexander L. Berk, President

Dated: June 22, 1998                    By: /s/ Raymond E. Powers
                                            -----------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

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

4.3 Second Supplemental Indenture dated August 25, 1995, among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and The Chase Manhattan Bank (as successor to Chemical
       Bank) (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

4.4 Third Supplemental Indenture dated as of December 19, 1997 among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and The Chase Manhattan Bank (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.5 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes Due 2003 dated as of October 29, 1996 among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

4.6 First Supplemental Indenture dated as of December 19, 1997 among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.7 Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, dated as of December 19, 1997 (filed as Exhibit
       4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

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