Form 10-Q
period 1998-08-31
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1998-09-29
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1998
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------

                          COMMISSION FILE NUMBER 0-7570

     DELAWARE            CANANDAIGUA BRANDS, INC.               16-0716709
                            AND ITS SUBSIDIARIES:
     NEW YORK            BATAVIA WINE CELLARS, INC.             16-1222994
     NEW YORK            CANANDAIGUA WINE COMPANY, INC.         16-1462887
     NEW YORK            CANANDAIGUA EUROPE LIMITED             16-1195581
     NEW YORK            ROBERTS TRADING CORP.                  16-0865491
     DELAWARE            BARTON INCORPORATED                    36-3500366
     DELAWARE            BARTON BRANDS, LTD.                    36-3185921
     MARYLAND            BARTON BEERS, LTD.                     36-2855879
     CONNECTICUT         BARTON BRANDS OF CALIFORNIA, INC.      06-1048198
     GEORGIA             BARTON BRANDS OF GEORGIA, INC.         58-1215938
     NEW YORK            BARTON DISTILLERS IMPORT CORP.         13-1794441
     DELAWARE            BARTON FINANCIAL CORPORATION           51-0311795
     WISCONSIN           STEVENS POINT BEVERAGE CO.             39-0638900
     ILLINOIS            MONARCH IMPORT COMPANY                 36-3539106
     GEORGIA             THE VIKING DISTILLERY, INC.            58-2183528
 (State or other        (Exact name of registrant as        (I.R.S. Employer
  jurisdiction of        specified in its charter)           Identification No.)
  incorporation or
  organization)

              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK 14450
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (716) 393-4130
              -----------------------------------------------------
              (Registrants' telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of September 23, 1998, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------

Class A Common Stock, Par Value $.01 Per Share               14,626,510
Class B Common Stock, Par Value $.01 Per Share                3,248,187

                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)
                                                              August 31, 1998      February 28, 1998
                                                              ---------------      -----------------
                                                                (unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and cash investments                                     $     1,473           $     1,232
  Accounts receivable, net                                          154,550               142,615
  Inventories, net                                                  345,972               394,028
  Prepaid expenses and other current assets                          37,550                26,463
                                                                -----------           -----------
    Total current assets                                            539,545               564,338
PROPERTY, PLANT AND EQUIPMENT, net                                  246,157               244,035
OTHER ASSETS                                                        262,004               264,786
                                                                -----------           -----------
  Total assets                                                  $ 1,047,706           $ 1,073,159
                                                                ===========           ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                 $    63,000           $    91,900
  Current maturities of long-term debt                               24,118                24,118
  Accounts payable                                                   65,624                52,055
  Accrued Federal and state excise taxes                             21,561                17,498
  Other accrued expenses and liabilities                            101,569                97,763
                                                                -----------           -----------
    Total current liabilities                                       275,872               283,334
                                                                -----------           -----------
LONG-TERM DEBT, less current maturities                             297,407               309,218
                                                                -----------           -----------
DEFERRED INCOME TAXES                                                59,237                59,237
                                                                -----------           -----------
OTHER LIABILITIES                                                     5,445                 6,206
                                                                -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at August 31, 1998, and
    February 28, 1998                                                  --                    --
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 17,802,475 shares at August 31, 1998,
    and 17,604,784 shares at February 28, 1998                          178                   176
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,873,912 shares at August 31, 1998,
    and 3,956,183 shares at February 28, 1998                            39                    40
  Additional paid-in capital                                        234,992               231,687
  Retained earnings                                                 249,733               220,346
                                                                -----------           -----------
                                                                    484,942               452,249
                                                                -----------           -----------
  Less-Treasury stock-
  Class A Common Stock, 3,029,505 shares at
    August 31, 1998, and 2,199,320 shares at
    February 28, 1998, at cost                                      (72,990)              (34,878)
  Class B Convertible Common Stock, 625,725 shares
    at August 31, 1998, and February 28, 1998, at cost               (2,207)               (2,207)
                                                                -----------           -----------
                                                                    (75,197)              (37,085)
                                                                -----------           -----------
    Total stockholders' equity                                      409,745               415,164
                                                                -----------           -----------
  Total liabilities and stockholders' equity                    $ 1,047,706           $ 1,073,159
                                                                ===========           ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                        CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                          (in thousands, except per share data)

                                           For the Six Months Ended August 31,      For the Three Months Ended August 31,
                                           -----------------------------------      -------------------------------------
                                                 1998                1997                  1998                1997
                                             -----------         -----------           -----------         -----------
                                             (unaudited)         (unaudited)           (unaudited)         (unaudited)
GROSS SALES                                   $ 880,150           $ 820,326             $ 457,281           $ 409,288
  Less - Excise taxes                          (217,836)           (212,791)             (107,895)           (107,764)
                                              ---------           ---------             ---------           ---------
    Net sales                                   662,314             607,535               349,386             301,524
COST OF PRODUCT SOLD                           (467,767)           (442,044)             (247,775)           (216,765)
                                              ---------           ---------             ---------           ---------
    Gross profit                                194,547             165,491               101,611              84,759
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      (128,786)           (111,483)              (67,454)            (56,258)
                                              ---------           ---------             ---------           ---------
    Operating income                             65,761              54,008                34,157              28,501
INTEREST EXPENSE, net                           (15,952)            (16,024)               (7,425)             (7,545)
                                              ---------           ---------             ---------           ---------
    Income before provision for
      Federal and state income taxes             49,809              37,984                26,732              20,956
PROVISION FOR FEDERAL AND STATE
  INCOME TAXES                                  (20,422)            (15,573)              (10,960)             (8,591)
                                              ---------           ---------             ---------           ---------
NET INCOME                                    $  29,387           $  22,411             $  15,772           $  12,365
                                              =========           =========             =========           =========
SHARE DATA:
Earnings per common share:
    Basic                                     $    1.57           $    1.20             $    0.85           $    0.67
                                              =========           =========             =========           =========
    Diluted                                   $    1.53           $    1.18             $    0.83           $    0.65
                                              =========           =========             =========           =========
Weighted average common shares
  outstanding:
    Basic                                        18,669              18,665                18,589              18,559
    Diluted                                      19,168              19,002                19,051              18,962

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                             CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                                                  For the Six Months Ended August 31,
                                                                  -----------------------------------
                                                                      1998                    1997
                                                                  -----------             -----------
                                                                  (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 29,387                $ 22,411

  Adjustments  to  reconcile  net income to net
    cash  provided  by  operating activities:
      Depreciation of property, plant and equipment                   11,952                  12,625
      Amortization of intangible assets                                5,015                   4,699
      Deferred tax provision                                             900                   4,900
      Amortization of discount on long-term debt                         189                     172
      Stock-based compensation expense                                    51                     350
      Gain on sale of property, plant and equipment                       (3)                   (883)
      Change in operating assets and liabilities:
        Accounts receivable, net                                     (11,935)                (17,518)
        Inventories, net                                              48,056                  (8,131)
        Prepaid expenses and other current assets                    (10,867)                  1,285
        Accounts payable                                              11,339                  57,408
        Accrued Federal and state excise taxes                         4,063                   2,669
        Other accrued expenses and liabilities                         2,906                   1,584
        Other assets and liabilities, net                             (2,549)                   (717)
                                                                    --------                --------
          Total adjustments                                           59,117                  58,443
                                                                    --------                --------
          Net cash provided by operating activities                   88,504                  80,854
                                                                    --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (14,098)                (18,213)
  Purchase of joint venture minority interest                           (716)                   --
  Proceeds from sale of property, plant and equipment                     27                   8,512
                                                                    --------                --------
          Net cash used in investing activities                      (14,787)                 (9,701)
                                                                    --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                        (36,014)                 (9,233)
  Net repayments of notes payable                                    (28,900)                (27,800)
  Principal payments of long-term debt                               (12,000)                (40,409)
  Exercise of employee stock options                                   2,154                     741
  Proceeds from employee stock purchases                               1,284                     204
  Payment of issuance costs of long-term debt                           --                      (388)
                                                                    --------                --------
          Net cash used in financing activities                      (73,476)                (76,885)
                                                                    --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                     241                  (5,732)
CASH AND CASH INVESTMENTS, beginning of period                         1,232                  10,010
                                                                    --------                --------
CASH AND CASH INVESTMENTS, end of period                            $  1,473                $  4,278
                                                                    ========                ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1998

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

2)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods) or market. Substantially all of the inventories are valued using the LIFO method. Elements of cost include materials, labor and overhead and consist of the following:

                                               August 31,      February 28,
                                                  1998             1998
                                               ----------      ------------
    (in thousands)
    Raw materials and supplies                 $   14,395       $   14,439
    Wine and distilled spirits in process         231,442          304,037
    Finished case goods                           118,280           92,948
                                               ----------       ----------
                                                  364,117          411,424
    Less - LIFO reserve                           (18,145)         (17,396)
                                               ----------       ----------
                                               $  345,972       $  394,028
                                               ==========       ==========


     Information related to the FIFO method of inventory valuation may be useful in comparing operating results to those companies not using the LIFO method of inventory valuation. If the FIFO method had been used, reported net income would have been $0.4 million, or $0.02 per share on a diluted basis, higher for the six months ended August 31, 1998, and reported net income would have been $1.7 million, or $0.09 per share on a diluted basis, higher for the six months ended August 31, 1997.

3)   BORROWINGS:

     BANK CREDIT AGREEMENT  -

     In June 1998, the bank credit agreement was amended to, among other things, eliminate the requirement that the Company reduce the outstanding balance of the revolving loan facility to less than $60,000,000 for thirty consecutive days during the six months ending each August 31. In July 1998, the revolving loan facility under the bank credit agreement was increased by $100.0 million to $285.0 million.

4)   RETIREMENT SAVINGS AND PROFIT SHARING RETIREMENT PLAN:

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

5)   STOCKHOLDERS' EQUITY:

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

     INCREASE IN NUMBER OF AUTHORIZED SHARES OF CLASS A COMMON STOCK -

     In July 1998, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 60,000,000 shares to 120,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company to 141,000,000 shares.

6)   EARNINGS PER COMMON SHARE:

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

     The computation of basic and diluted earnings per common share is as follows:

                                       For the Six Months   For the Three Months
                                        Ended August 31,      Ended August 31,
                                       ------------------   --------------------
                                         1998       1997       1998       1997
                                       -------    -------    -------    -------
(in thousands, except per share data)
Income applicable to common shares     $29,387    $22,411    $15,772    $12,365
                                       =======    =======    =======    =======
Weighted average common shares
  outstanding - basic                   18,669     18,665     18,589     18,559
Stock options                              499        337        462        403
                                       -------    -------    -------    -------
Weighted average common shares
  outstanding - diluted                 19,168     19,002     19,051     18,962
                                       =======    =======    =======    =======

EARNINGS PER COMMON SHARE - BASIC      $  1.57    $  1.20    $  0.85    $  0.67
                                       =======    =======    =======    =======
EARNINGS PER COMMON SHARE - DILUTED    $  1.53    $  1.18    $  0.83    $  0.65
                                       =======    =======    =======    =======

7)   SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

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

     The  following  table  presents   summarized   financial   information  for
subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated Notes:

                                          August 31,      February 28,
                                             1998             1998
                                          ----------      ------------
          (in thousands)
          Balance Sheet Data:
            Current assets                 $440,223         $460,618
            Noncurrent assets              $394,917         $395,225
            Current liabilities            $121,729         $102,207
            Noncurrent liabilities         $ 62,010         $ 61,784

                                   For the Six Months     For the Three Months
                                    Ended August 31,        Ended August 31,
                                  --------------------    --------------------
                                    1998        1997        1998        1997
                                  --------    --------    --------    --------
(in thousands)
Income Statement Data:
  Net sales                       $552,352    $514,338    $289,774    $253,064
  Gross profit                    $122,885    $106,425    $ 64,673    $ 53,093
  Income before provision for
    Federal and state income
    taxes                         $ 50,451    $ 41,448    $ 27,406    $ 20,233
  Net income                      $ 29,766    $ 24,768    $ 16,221    $ 12,103


8)   ACCOUNTING PRONOUNCEMENT:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2000. The Company believes the effect of adoption on its financial statements will not be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 1998 ("Second Quarter 1999"), compared to the three months ended August 31, 1997 ("Second Quarter 1998"), and for the six months ended August 31, 1998 ("Six Months 1999"), compared to the six months ended August 31, 1997 ("Six Months 1998"), and (ii) financial liquidity and capital resources for Six Months 1999. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

     The Company is a leading producer and marketer of beverage alcohol brands. The Company is principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. The Company's beverage alcohol brands are marketed in three general categories: wine, beer and distilled spirits.

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Second Quarter 1999 and Second Quarter 1998.

                     Second Quarter 1999 Compared to Second Quarter 1998
             -------------------------------------------------------------------
                         Net Sales                          Unit Volume
             ---------------------------------     -----------------------------
                                    %Increase/                        %Increase/
               1999        1998     (Decrease)      1999      1998    (Decrease)
             --------    --------   ----------     ------    ------   ----------
Wine         $132,064    $122,099      8.2%         6,654     6,442      3.3%
Beer          141,133     108,383     30.2%        11,177     8,691     28.6%
Spirits        50,183      51,372     (2.3%)        2,488     2,575     (3.4%)
Other (a)      26,006      19,670     32.2%          N/A       N/A       N/A
             --------    --------     -----        ------    ------     -----
             $349,386    $301,524     15.9%        20,319    17,708     14.7%
             ========    ========     =====        ======    ======     =====

     (a) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Second Quarter 1999 increased to $349.4 million from $301.5 million for Second Quarter 1998, an increase of $47.9 million, or 15.9%. This increase resulted primarily from (i) $32.8 million of additional beer sales, largely Mexican beers, (ii) $10.0 million of additional wine sales, resulting primarily from the introduction of new wine brands and (iii) $6.3 million of additional nonbranded sales, primarily grape juice concentrate sales. Unit volume for branded beverage alcohol products for Second Quarter 1999 increased 14.7% as compared to Second Quarter 1998. The unit volume increase was the result of the increased sales of the Company's beer brands, primarily Mexican beer, and the introduction of new wine brands. Notwithstanding an overall increase in net sales and unit volume of its wine brands primarily due to the introduction of new products, the Company has experienced a decline in many of its other wine brands. The Company is addressing this through implementation of various programs, such as addressing noncompetitive consumer prices of its wine products on a market-by-market basis as well as increasing its promotional activities where appropriate.

     GROSS PROFIT

     The Company's gross profit increased to $101.6 million for Second Quarter 1999 from $84.8 million for Second Quarter 1998, an increase of $16.8 million, or 19.9%. As a percent of net sales, gross profit increased to 29.1% for Second Quarter 1999 from 28.1% for Second Quarter 1998. The dollar increase in gross profit resulted primarily from additional beer unit volume, introduction of new wine brands and unit cost improvements in wine and spirits brands.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $1.6 million and $0.6 million in Second Quarter 1999 and Second Quarter 1998, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $67.5 million for Second Quarter 1999 from $56.3 million for Second Quarter 1998, an increase of $11.2 million, or 19.9%. The dollar increase in selling, general and administrative expenses resulted principally from higher advertising costs associated with the introduction of new wine brands and increased beer sales, and higher promotion costs related to the growth in beer sales as well as programs implemented to improve the Company's wine sales. Selling, general and administrative expenses as a percent of net sales increased to 19.3% for Second Quarter 1999 as compared to 18.7% for Second Quarter 1998. The increase in percent of net sales resulted primarily from advertising costs associated with the introduction of new wine brands and promotion costs related to programs implemented to improve the Company's wine sales.

     NET INCOME

     As a result of the above factors, net income increased to $15.8 million for Second Quarter 1999 from $12.4 million for Second Quarter 1998, an increase of $3.4 million, or 27.6%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Second Quarter 1999 were $42.6 million, an increase of $5.6 million over EBITDA of $37.0 million for Second Quarter 1998. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS 1999 COMPARED TO SIX MONTHS 1998

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Six Months 1999 and Six Months 1998.

                         Six Months 1999 Compared to Six Months 1998
             -------------------------------------------------------------------
                         Net Sales                          Unit Volume
             ---------------------------------     -----------------------------
                                    %Increase/                        %Increase/
               1999        1998     (Decrease)      1999      1998    (Decrease)
             --------    --------   ----------     ------    ------   ----------
Wine         $250,852    $247,538      1.3%        12,794    13,162     (2.8%)
Beer          259,929     205,996     26.2%        20,644    16,439     25.6%
Spirits       102,013     101,734      0.3%         5,094     5,124     (0.6%)
Other (a)      49,520      52,267     (5.3%)         N/A       N/A       N/A
             --------    --------     -----        ------    ------     -----
             $662,314    $607,535      9.0%        38,532    34,725     11.0%
             ========    ========     =====        ======    ======     =====

     (a) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Six Months 1999 increased to $662.3 million from $607.5 million for Six Months 1998, an increase of $54.8 million, or 9.0%. This increase resulted primarily from (i) $53.9 million of additional beer sales, largely Mexican beers, and (ii) $3.3 million of additional wine sales, resulting primarily from the introduction of new wine brands. Unit volume for branded beverage alcohol products for Six Months 1999 increased 11.0% as compared to Six Months 1998. The unit volume increase was the result of the increased sales of the Company's beer brands, primarily Mexican beer.

     GROSS PROFIT

     The Company's gross profit increased to $194.5 million for Six Months 1999 from $165.5 million for Six Months 1998, an increase of $29.1 million, or 17.6%. As a percent of net sales, gross profit increased to 29.4% for Six Months 1999 from 27.2% for Six Months 1998. The dollar increase in gross profit resulted primarily from additional beer unit volume, unit cost improvements in wine and spirits brands, introduction of new wine brands and higher average selling prices related to wine sales.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $0.7 million and $2.9 million in Six Months 1999 and Six Months 1998, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $128.8 million for Six Months 1999 from $111.5 million for Six Months 1998, an increase of $17.3 million, or 15.5%. The dollar increase in selling, general and administrative expenses resulted principally from higher advertising costs associated with the Company's wine sales, primarily the introduction of new wine brands, and increased beer sales, and higher promotion costs related to both programs implemented to improve the Company's wine sales and the growth in beer sales. Selling, general and administrative expenses as a percent of net sales increased to 19.4% for Six Months 1999 as compared to 18.4% for Six Months 1998. The increase in percent of net sales resulted primarily from advertising costs associated with the introduction of new wine brands and promotion costs related to programs implemented to improve the Company's wine sales.

     NET INCOME

     As a result of the above factors, net income increased to $29.4 million for Six Months 1999 from $22.4 million for Six Months 1998, an increase of $7.0 million, or 31.1%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Six Months 1999 were $82.7 million, an increase of $11.4 million over EBITDA of $71.3 million for Six Months 1998. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

SIX MONTHS 1999 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Six Months 1999 was $88.5 million, which resulted from $47.5 million in net income adjusted for noncash items, plus $41.0 million representing the net change in operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a $48.1 million decrease in inventory levels.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Six Months 1999 was $14.8 million, which resulted primarily from $14.1 million of capital expenditures, including $4.4 million for vineyards.

     Net cash used in financing activities for Six Months 1999 was $73.5 million, which resulted primarily from repurchases of $36.0 million of the Company's Class A Common Stock, net repayments of $28.9 million of revolving loan borrowings under the Company's bank credit agreement and principal payments of $12.0 million of long-term debt.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the bank credit agreement. In July 1998, the revolving loan facility under the bank credit agreement was increased by $100.0 million to $285.0 million in order to increase its flexibility to make such purchases . The repurchased shares will become treasury shares and may be used for general corporate purposes. As of September 28, 1998, the Company had purchased 1,018,836 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $44.05 per share.

DEBT

     Total debt outstanding as of August 31, 1998, amounted to $384.5 million, a decrease of $40.7 million from February 28, 1998, resulting primarily from the net repayments of revolving loan borrowings and principal payments of long-term debt. The ratio of total debt to total capitalization decreased to 48.4% as of August 31, 1998, from 50.6% as of February 28, 1998.

     As of August 31, 1998, under its bank credit agreement, the Company had outstanding term loans of $128.0 million bearing interest at 6.3%, $63.0 million of revolving loans bearing interest at 6.3%, undrawn revolving letters of credit of $8.4 million, and $213.6 million in revolving loans available to be drawn. During June 1998, the bank credit agreement was amended to, among other things, eliminate the requirement that the Company reduce the outstanding balance of the revolving loan facility to less than $60,000,000 for thirty consecutive days during the six months ending each August 31.

     As of August 31, 1998, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003. The notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.

ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2000. The Company believes the effect of adoption on its financial statements will not be material.

YEAR 2000 ISSUE

     The Company has in place detailed programs to address Year 2000 readiness in its internal systems and with its key customers and suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans are being developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and approximately 50% of the remediation phase. With respect to its non-information technology systems, the Company has completed approximately 80% of the assessment phase and approximately 40% of the remediation phase. Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by September 1999. The Company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by September 1999.

     The Company is also communicating with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. While this process is not yet complete, based upon responses to date, it appears that many of those customers and suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant customers and suppliers are expected to be completed by September 1999. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are or will be Year 2000 compliant on or before December 31, 1999.

     The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial condition.

     The Company's readiness programs also include the development of contingency plans to protect its business and operations from Year 2000-related interruptions. These plans should be complete by September 1999 and, by way of examples, will include back-up procedures, identification of alternate suppliers, where possible, and increases in safety inventory levels. Based upon the Company's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues which may arise.

     The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a contingency plan could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers of beer, glass or telecommunications systems fail to timely provide the Company with necessary inventories or services due to Year 2000 systems failures.

     The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs and the time-frame in which the Company plans to complete Year 2000 modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of Canandaigua Brands, Inc., held on July 21, 1998 (the "Annual Meeting"), the holders of the Company's Class A
Common Stock (the "Class A Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company's Class B Common Stock (the "Class B Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class B Stock.

     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon the following proposals:

          (i) Proposal to amend and restate the Company's Restated Certificate of Incorporation, as presently amended, to incorporate a prior amendment and to increase the number of authorized shares of the Class A Common Stock of the Company from 60,000,000 to
               120,000,000, thereby increasing the aggregate number of authorized shares of the Company to 141,000,000.

          (ii) Proposal  to  ratify  the  selection  of  Arthur   Andersen  LLP,
               Certified  Public  Accountants,   as  the  Company's  independent
               auditors for the fiscal year ending February 28, 1999.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

     I. The results of the voting for the election of Directors of the Company are as follows:

          Directors Elected By the Holders of Class A Stock:
          --------------------------------------------------

                Nominee                     For         Withheld
                -------                     ---         --------

                Thomas C. McDermott      13,248,797      128,410
                Paul L. Smith            13,249,427      127,780

          Directors Elected By the Holders of Class B Stock:
          --------------------------------------------------

                Nominee                     For         Withheld
                -------                     ---         --------

                George Bresler           31,515,390      10,540
                James A. Locke, III      31,516,410       9,520
                Marvin Sands             31,516,410       9,520
                Richard Sands            31,511,310      14,620
                Robert Sands             31,511,310      14,620
                Bertram E. Silk          31,516,410       9,520

     II. The proposal to amend and restate the Company's Restated Certificate of Incorporation, as amended, was approved with the following votes:

                        For:                  43,046,325
                        Against:               1,804,141
                        Abstain:                  52,671
                        Broker Nonvotes:               0

     III. The selection of Arthur Andersen LLP was ratified with the following votes:

                        For:                  44,799,615
                        Against:                  11,230
                        Abstain:                  92,292
                        Broker Nonvotes:               0


ITEM 5.  OTHER INFORMATION.

     Any notice of a proposal that is submitted outside the processes of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), and which a stockholder intends to bring forth at the Company's 1999 Annual Meeting of Stockholders will be untimely for purposes of Rule 14a-4 of the Act, if received by the Company after February 16, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits located on Page 20 of this Report.

     (b) No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended August 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CANANDAIGUA BRANDS, INC.

Dated: September 28, 1998               By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President,
                                            Corporate Reporting and Controller

Dated: September 28, 1998               By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Senior Vice
                                            President and Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)


                                  SUBSIDIARIES


                                        BATAVIA WINE CELLARS, INC.

Dated: September 28, 1998               By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated: September 28, 1998               By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated: September 28, 1998               By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated: September 28, 1998               By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated: September 28, 1998               By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated: September 28, 1998               By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        ROBERTS TRADING CORP.

Dated: September 28, 1998               By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated: September 28, 1998               By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON INCORPORATED

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President and
                                            Chief Executive Officer

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON BRANDS, LTD.

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                        BARTON BEERS, LTD.

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON BRANDS OF GEORGIA, INC.

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON DISTILLERS IMPORT CORP.

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                        BARTON FINANCIAL CORPORATION

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, President and
                                            Secretary

Dated: September 28, 1998               By: /s/ Charles T. Schlau
                                            ------------------------------------
                                            Charles T. Schlau, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        MONARCH IMPORT COMPANY

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        THE VIKING DISTILLERY, INC.

Dated: September 28, 1998               By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated: September 28, 1998               By: /s/ Raymond E. Powers
                                            ------------------------------------
                                            Raymond E. Powers, Executive Vice
                                            President, Treasurer and Assistant
                                            Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                INDEX TO EXHIBITS

(2)  PLAN  OF   ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION   OR
     SUCCESSION.

     Not applicable.

(3)  ARTICLES OF INCORPORATION AND BY-LAWS.

3.1  Restated Certificate of Incorporation of the Company (filed herewith).

3.2  Amended and Restated By-Laws of the Company (filed herewith).

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Indenture, dated as of December 27, 1993, among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

4.2 First Supplemental Indenture, dated as of August 3, 1994, among the Company, Canandaigua West, Inc. and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

4.3 Second Supplemental Indenture, dated August 25, 1995, among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and The Chase Manhattan Bank (as successor to Chemical
     Bank) (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

4.4 Third Supplemental Indenture, dated as of December 19, 1997, among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and The Chase Manhattan Bank (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.5 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes Due 2003, dated as of October 29, 1996, among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

4.6 First Supplemental Indenture, dated as of December 19, 1997, among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.7 Credit Agreement between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, dated as of December 19, 1997 (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.8 Amendment No. 1 to Credit Agreement, dated as of June 19, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed herewith).

4.9 Tranche II Revolving Agreement (Series A), dated as of July 15, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (including identification of the omitted annex thereto) (filed herewith).

(10) MATERIAL CONTRACTS.

10.1 Amendment No. 1 to Credit Agreement, dated as of June 19, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (incorporated by reference to Exhibit 4.8, filed herewith).

10.2 Tranche II Revolving Agreement (Series A), dated as of July 15, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (including identification of the omitted annex thereto) (incorporated by reference to Exhibit 4.9, filed herewith).

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