Form 10-Q
period 1998-11-30
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1998-12-22
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1998
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ----------------

                          COMMISSION FILE NUMBER 0-7570

    DELAWARE               CANANDAIGUA BRANDS, INC.               16-0716709
                              AND ITS SUBSIDIARIES:
    NEW YORK               BATAVIA WINE CELLARS, INC.             16-1222994
    NEW YORK               CANANDAIGUA WINE COMPANY, INC.         16-1462887
    NEW YORK               CANANDAIGUA EUROPE LIMITED             16-1195581
    ENGLAND AND WALES      CANANDAIGUA LIMITED                        ---
    NEW YORK               POLYPHENOLICS, INC.                    16-1546354
    NEW YORK               ROBERTS TRADING CORP.                  16-0865491
    DELAWARE               BARTON INCORPORATED                    36-3500366
    DELAWARE               BARTON BRANDS, LTD.                    36-3185921
    MARYLAND               BARTON BEERS, LTD.                     36-2855879
    CONNECTICUT            BARTON BRANDS OF CALIFORNIA, INC.      06-1048198
    GEORGIA                BARTON BRANDS OF GEORGIA, INC.         58-1215938
    NEW YORK               BARTON DISTILLERS IMPORT CORP.         13-1794441
    DELAWARE               BARTON FINANCIAL CORPORATION           51-0311795
    WISCONSIN              STEVENS POINT BEVERAGE CO.             39-0638900
    ILLINOIS               MONARCH IMPORT COMPANY                 36-3539106
    GEORGIA                THE VIKING DISTILLERY, INC.            58-2183528
 (State or other           (Exact name of registrant as       (I.R.S. Employer
  jurisdiction of           specified in its charter)        Identification No.)
  incorporation or
  organization)


              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK  14450
              ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


                                 (716)393-4130
              ------------------------------------------------------
               (Registrants' telephone number, including area code)


              ------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of December 18, 1998, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------

Class A Common Stock, Par Value $.01 Per Share                14,678,619
Class B Common Stock, Par Value $.01 Per Share                 3,225,023

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  November 30,      February 28,
                                                      1998              1998
                                                  ------------      ------------
                                                  (unaudited)
                ASSETS
                ------
CURRENT ASSETS:
  Cash and cash investments                       $     2,141       $     1,232
  Accounts receivable, net                            173,760           142,615
  Inventories, net                                    441,048           394,028
  Prepaid expenses and other current assets            42,373            26,463
                                                  -----------       -----------
    Total current assets                              659,322           564,338
PROPERTY, PLANT AND EQUIPMENT, net                    247,499           244,035
OTHER ASSETS                                          260,412           264,786
                                                  -----------       -----------
  Total assets                                    $ 1,167,233       $ 1,073,159
                                                  ===========       ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $   114,500       $    91,900
  Current maturities of long-term debt                 24,118            24,118
  Accounts payable                                     71,379            52,055
  Accrued Federal and state excise taxes               24,632            17,498
  Other accrued expenses and liabilities              153,233            97,763
                                                  -----------       -----------
    Total current liabilities                         387,862           283,334
                                                  -----------       -----------
LONG-TERM DEBT, less current maturities               291,386           309,218
                                                  -----------       -----------
DEFERRED INCOME TAXES                                  59,337            59,237
                                                  -----------       -----------
OTHER LIABILITIES                                       5,018             6,206
                                                  -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at November 30, 1998,
    and February 28, 1998                                --                --
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 17,859,769 shares at
    November 30, 1998, and 17,604,784
    shares at February 28, 1998                           178               176
  Class B Convertible Common Stock,
    $.01 par value- Authorized, 20,000,000
    shares; Issued, 3,850,748 shares at
    November 30, 1998, and 3,956,183 shares
    at February 28, 1998                                   39                40
  Additional paid-in capital                          235,860           231,687
  Retained earnings                                   269,383           220,346
                                                  -----------       -----------
                                                      505,460           452,249
                                                  -----------       -----------
  Less-Treasury stock-
  Class A Common Stock, 3,183,605 shares
    at November 30, 1998, and 2,199,320
    shares at February 28, 1998, at cost              (79,623)          (34,878)
  Class B Convertible Common Stock,
    625,725 shares at November 30, 1998,
    and February 28, 1998, at cost                     (2,207)           (2,207)
                                                  -----------       -----------
                                                      (81,830)          (37,085)
                                                  -----------       -----------
    Total stockholders' equity                        423,630           415,164
                                                  -----------       -----------
  Total liabilities and stockholders' equity      $ 1,167,233       $ 1,073,159
                                                  ===========       ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                     - 2 -

                                   CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share data)

                                                      For the Nine Months               For the Three Months
                                                       Ended November 30,                Ended November 30,
                                                 -----------------------------       -------------------------
                                                     1998              1997             1998            1997
                                                 -----------       -----------       ---------       ---------
                                                 (unaudited)       (unaudited)      (unaudited)     (unaudited)

GROSS SALES                                      $ 1,374,183       $ 1,252,372       $ 494,033       $ 432,046
  Less - Excise taxes                               (336,283)         (322,134)       (118,447)       (109,343)
                                                 -----------       -----------       ---------       ---------
    Net sales                                      1,037,900           930,238         375,586         322,703
COST OF PRODUCT SOLD                                (728,526)         (666,747)       (260,759)       (224,703)
                                                 -----------       -----------       ---------       ---------
    Gross profit                                     309,374           263,491         114,827          98,000
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           (202,561)         (171,772)        (73,775)        (60,289)
                                                 -----------       -----------       ---------       ---------
    Operating income                                 106,813            91,719          41,052          37,711
INTEREST EXPENSE, net                                (23,700)          (23,885)         (7,748)         (7,861)
                                                 -----------       -----------       ---------       ---------
    Income before provision for Federal
      and state income taxes                          83,113            67,834          33,304          29,850
PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                                 (34,076)          (27,812)        (13,654)        (12,239)
                                                 -----------       -----------       ---------       ---------
NET INCOME                                       $    49,037       $    40,022       $  19,650       $  17,611
                                                 ===========       ===========       =========       =========

SHARE DATA:
Earnings per common share:
    Basic                                        $      2.66       $      2.14       $    1.10       $    0.94
                                                 ===========       ===========       =========       =========
    Diluted                                      $      2.60       $      2.10       $    1.07       $    0.92
                                                 ===========       ===========       =========       =========
Weighted average common shares outstanding:
    Basic                                             18,412            18,663          17,892          18,659
    Diluted                                           18,881            19,054          18,325          19,181

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For the Nine Months
                                                           Ended November 30,
                                                        ------------------------
                                                            1998         1997
                                                        -----------  -----------
                                                        (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 49,037     $  40,022

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation of property, plant and equipment        18,166        18,806
      Amortization of intangible assets                     7,523         6,987
      Amortization of discount on long-term debt              287           261
      Stock-based compensation expense                         76           529
      Deferred tax (benefit) provision                     (2,800)        6,900
      Gain on sale of property, plant and equipment           (16)       (3,036)
      Change in operating assets and liabilities:
        Accounts receivable, net                          (31,143)      (42,192)
        Inventories, net                                  (47,019)      (91,008)
        Prepaid expenses and other current assets         (15,690)        2,552
        Accounts payable                                   19,324         6,896
        Accrued Federal and state excise taxes              7,134         3,161
        Other accrued expenses and liabilities             58,369        21,649
        Other assets and liabilities, net                  (3,917)       (1,043)
                                                         --------     ---------
          Total adjustments                                10,294       (69,538)
                                                         --------     ---------
          Net cash provided by (used in) operating
            activities                                     59,331       (29,516)
                                                         --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (21,660)      (23,206)
  Purchase of joint venture minority interest                (716)         --
  Proceeds from sale of property, plant and
    equipment                                                  45        12,547
                                                         --------     ---------
          Net cash used in investing activities           (22,331)      (10,659)
                                                         --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                             (44,878)       (9,233)
  Principal payments of long-term debt                    (18,119)      (64,193)
  Net proceeds from notes payable                          22,600       104,000
  Exercise of employee stock options                        3,021         1,194
  Proceeds from employee stock purchases                    1,285         1,256
  Payment of issuance costs of long-term debt                --            (561)
                                                         --------     ---------
          Net cash (used in) provided by financing
            activities                                    (36,091)       32,463
                                                         --------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS          909        (7,712)
CASH AND CASH INVESTMENTS, beginning of period              1,232        10,010
                                                         --------     ---------
CASH AND CASH INVESTMENTS, end of period                 $  2,141     $   2,298
                                                         ========     =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

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

2)   INVENTORIES:

     Inventories are valued at the lower of cost (computed in accordance with the last-in, first-out ("LIFO") or first-in, first-out ("FIFO") methods) or market. Substantially all of the inventories are valued using the LIFO method. Elements of cost include materials, labor and overhead and consist of the following:

                                               November 30,    February 28,
                                                   1998            1998
                                               ------------    ------------
     (in thousands)
     Raw materials and supplies                 $  16,739       $  14,439
     Wine and distilled spirits in process        340,764         304,037
     Finished case goods                          102,558          92,948
                                                ---------       ---------
                                                  460,061         411,424
     Less - LIFO reserve                          (19,013)        (17,396)
                                                ---------       ---------
                                                $ 441,048       $ 394,028
                                                =========       =========

     Information related to the FIFO method of inventory valuation may be useful in comparing operating results to those companies not using the LIFO method of inventory valuation. If the FIFO method had been used, reported net income would have been $1.0 million, or $0.05 per share on a diluted basis, higher for the nine months ended November 30, 1998, and reported net income would have been $0.7 million, or $0.03 per share on a diluted basis, higher for the nine months ended November 30, 1997.

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

4)   RETIREMENT SAVINGS AND PROFIT SHARING RETIREMENT PLAN:

     Effective March 1, 1998, the Company's existing retirement savings and profit sharing retirement plans and the Barton profit sharing and 401(k) plan were merged into the Canandaigua Brands, Inc. 401(k) and Profit Sharing Plan (the "Plan"). The Plan covers substantially all employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 10% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is in such discretionary amount as the Board of Directors may annually determine, subject to limitations of the Plan.

5)   STOCKHOLDERS' EQUITY:

     STOCK REPURCHASE AUTHORIZATION -

     In June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the bank credit agreement.

     INCREASE IN NUMBER OF AUTHORIZED SHARES OF CLASS A COMMON STOCK -

     In July 1998, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 60,000,000 shares to 120,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company to 141,000,000 shares.

6)   EARNINGS PER COMMON SHARE:

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") effective February 28, 1998. Basic earnings per common share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Convertible Common Stock. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and assumes the conversion of convertible securities, if any, using the "if converted" method. Historical earnings per common share have been restated to conform with the provisions of SFAS No. 128.

     The computation of basic and diluted earnings per common share is as follows:

                                      For the Nine Months   For the Three Months
                                       Ended November 30,    Ended November 30,
                                      -------------------   --------------------
                                        1998       1997       1998        1997
                                      --------   --------   --------    --------
(in thousands, except per share data)
Income applicable to common shares     $49,037    $40,022    $19,650     $17,611
                                       =======    =======    =======     =======
Weighted average common shares
  outstanding - basic                   18,412     18,663     17,892      18,659
Stock options                              469        391        433         522
                                       -------    -------    -------     -------
Weighted average common shares
  outstanding - diluted                 18,881     19,054     18,325      19,181
                                       =======    =======    =======     =======

EARNINGS PER COMMON SHARE - BASIC      $  2.66    $  2.14    $  1.10     $  0.94
                                       =======    =======    =======     =======
EARNINGS PER COMMON SHARE - DILUTED    $  2.60    $  2.10    $  1.07     $  0.92
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

     The  following  table  presents   summarized   financial   information  for
subsidiary guarantors in connection with all of the Company's 8.75% Senior Subordinated Notes:

                                        November 30,     February 28,
                                            1998             1998
                                        ------------     ------------
         (in thousands)
         Balance Sheet Data:
           Current assets                $ 539,422        $ 460,618
           Noncurrent assets             $ 396,441        $ 395,225
           Current liabilities           $ 110,068        $ 102,207
           Noncurrent liabilities        $  62,224        $  61,784

                                     For the Nine Months    For the Three Months
                                      Ended November 30,     Ended November 30,
                                     -------------------    --------------------
                                       1998       1997        1998        1997
                                     --------   --------    --------    --------
(in thousands)
Income Statement Data:
  Net sales                          $848,196   $764,457    $294,751    $250,119
  Gross profit                       $185,749   $153,590    $ 62,469    $ 47,165
  Income before provision for
    Federal and state income taxes   $ 75,693   $ 58,658    $ 25,532    $ 17,210
  Net income                         $ 44,659   $ 34,886    $ 15,064    $ 10,118


8)   ACCOUNTING PRONOUNCEMENT:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2000. The Company believes the effect of adoption on its financial statements will not be material based on the Company's current risk management strategies.

9)   SUBSEQUENT EVENTS:

     ACQUISITION OF MATTHEW CLARK PLC -

     On November 3, 1998, Canandaigua Limited, a wholly-owned subsidiary of the Company, announced a cash tender offer for the entire issued and to be issued ordinary share capital of Matthew Clark plc ("Matthew Clark"). The offer valued each Matthew Clark share at 243 pence, valuing the whole of the issued ordinary share capital of Matthew Clark at approximately (pound)215.1 million.

     On December 1, 1998, Canandaigua Limited declared the cash tender offer to be wholly unconditional--all conditions to the offer having either been satisfied or waived. Canandaigua Limited thereby acquired control of Matthew Clark. On December 15, 1998, Canandaigua Limited paid for all shares tendered at the time the offer was declared wholly unconditional. The cash tender offer remains open for acceptance by Matthew Clark's shareholders until further notice. On December 14, 1998, valid acceptances had been received representing approximately 95.6 percent of the existing issued ordinary share capital of Matthew Clark. Therefore, Canandaigua Limited has utilized certain provisions of the UK Companies Act to enable it to compulsorily acquire Matthew Clark shares that have not been tendered pursuant to the offer by the end of a prescribed statutory period.

     The purchase price for the Matthew Clark shares was funded with proceeds from loans under a First Amended and Restated Credit Agreement (the "1998 Credit Agreement"), effective as of November 2, 1998, between the Company and The Chase Manhattan Bank, as administrative agent, and a syndicate of banks who are parties to the 1998 Credit Agreement.

     1998 CREDIT AGREEMENT -

     On December 14, 1998, the Company, its principal operating subsidiaries (other than Matthew Clark and it subsidiaries), and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into the 1998 Credit Agreement, effective as of November 2, 1998, which amends and restates in its entirety the credit agreement entered into between the Company and The Chase Manhattan Bank on November 2, 1998. The 1998 Credit Agreement includes both US Dollar and Pound Sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion) with the proceeds available for repayment of all outstanding principal and accrued interest on all loans under the Company's bank credit agreement dated as of December 19, 1997, payment of the purchase price for the Matthew Clark shares, repayment of Matthew Clark's credit facilities, funding of permitted acquisitions, payment of transaction expenses and ongoing working capital needs of the Company.

     The 1998 Credit Agreement provides for a $350.0 million Tranche I Term Loan facility due in December 2004, a $200.0 million Tranche II Term Loan facility due in June 2000, a $150.0 million Tranche III Term Loan facility due in December 2005, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. Portions of the Tranche I Term Loan facility and the Revolving Credit facility are available for borrowing in Pounds Sterling.

     The Tranche I Term Loan facility requires quarterly repayments, starting at $6.265 million in December 1999, increasing annually thereafter and with a balloon payment at maturity of approximately $110.0 million. The Tranche II Term Loan facility requires no principal payments prior to stated maturity. The Tranche III Term Loan facility requires quarterly repayments, starting at $0.375 million in December 1999 and increasing to approximately $17.95 million in March 2004. There are certain mandatory term loan prepayments, including those based on excess cash flow, sale of assets, issuance of debt or equity, and fluctuations in the US Dollar/Pound Sterling exchange rate, in each case subject to baskets and thresholds which (other than with respect to those pertaining to fluctuations in the Dollar/Pound exchange rate, which were inapplicable under the previous bank credit agreement) are generally more favorable to the Company than those contained in its previous bank credit agreement.

     The rate of interest payable, at the Company's option, is a function of the London interbank offered rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 1998 Credit Agreement). The initial margin on LIBOR borrowings ranges between 1.75% and 2.50% and (other than for the Tranche II Term Loan facility) may be reduced after November 30, 1999 to between 1.125% and 1.50%, depending on the Company's Debt Ratio. Conversely, if the Debt Ratio of the Company should increase, the margin would be adjusted upwards to up to between 2.0% and 2.75% for LIBOR based borrowings. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments, initially at 0.50% per annum and subject to reduction after November 30, 1999, to 0.375%, depending on the Company's Debt Ratio.

     Each of the Company's principal operating subsidiaries (other than Matthew Clark and its subsidiaries) has guaranteed the Company's obligations under the 1998 Credit Agreement, and the Company and those subsidiaries have given security interests to the Syndicate Banks in substantially all of their assets. The Company and its subsidiaries are subject to customary secured lending covenants including those restricting additional liens, the incurrence of additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 1998 Credit Agreement is the requirement to maintain a fixed charges ratio of not less than 1.0 at the last day of each fiscal quarter for the most recent four quarters.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 1998 ("Third Quarter 1999"), compared to the three months ended November 30, 1997 ("Third Quarter 1998"), and for the nine months ended November 30, 1998 ("Nine Months 1999"), compared to the nine months ended November 30, 1997 ("Nine Months 1998"), and (ii) financial liquidity and capital resources for Nine Months 1999. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

     The Company is a leading producer and marketer of beverage alcohol brands. Prior to the acquisition of Matthew Clark, the Company was principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. With the acquisition of Matthew Clark, the Company added the United Kingdom as a major market for its products. The Company's beverage alcohol products include wine, beer, and distilled spirits brands, as well as several cider brands and a sparkling water brand acquired as part of the acquisition of Matthew Clark. Through Matthew Clark, the Company is also a major wholesaler of beverage alcohol products in the United Kingdom. The acquisition of Matthew Clark is significant and the Company expects it to have a material impact on the Company's future results of operations.

     On November 3, 1998, Canandaigua Limited, a wholly-owned subsidiary of the Company, announced a cash tender offer for the entire issued and to be issued ordinary share capital of Matthew Clark. The offer valued each Matthew Clark share at 243 pence, valuing the whole of the issued ordinary share capital of Matthew Clark at approximately (pound)215.1 million.

     On December 1, 1998, Canandaigua Limited declared the cash tender offer to be wholly unconditional--all conditions to the offer having either been satisfied or waived. Canandaigua Limited thereby acquired control of Matthew Clark. On December 15, 1998, Canandaigua Limited paid for all shares tendered at the time the offer was declared wholly unconditional. The cash tender offer remains open for acceptance by Matthew Clark's shareholders until further notice. On December 14, 1998, valid acceptances had been received representing approximately 95.6 percent of the existing issued ordinary share capital of Matthew Clark. Therefore, Canandaigua Limited has utilized certain provisions of the UK Companies Act to enable it to compulsorily acquire Matthew Clark shares that have not been tendered pursuant to the offer by the end of a prescribed statutory period.

     The purchase price for the Matthew Clark shares was funded with proceeds from loans under the 1998 Credit Agreement, effective as of November 2, 1998, between the Company and The Chase Manhattan Bank, as administrative agent, and a syndicate of banks who are parties to the 1998 Credit Agreement. In conjunction with financing the acquisition with the 1998 Credit Agreement, the Company expects to take an extraordinary charge in the fourth quarter of 1999 of approximately $1.8 million after taxes to write off unamortized fees associated with its previous bank credit agreement. In addition, the Company expects to record nonrecurring restructuring expenses of approximately $4.2 million after taxes in the fourth quarter of 1999 for the completion of a facility consolidation which was already in process at Matthew Clark prior to the Company's acquisition of Matthew Clark.

     Matthew Clark is a major UK drinks group which produces, distributes and wholesales a variety of alcoholic and bottled water beverages in the United Kingdom. Matthew Clark operates through two divisions: Matthew Clark Brands and Matthew Clark Wholesale. Matthew Clark Brands is the branded drinks division which comprises cider products, wine and bottled water products. Cider products include cider sold predominantly under the Blackthorn brand and premium packaged cider sold under the Diamond White and K brands. Wine and bottled water products include Stowell's of Chelsea wine box, QC fortified British wine, light British wine/perry and Strathmore bottled water. New products include Stone's Cream
Liqueur, Jinzu and Espri. Matthew Clark Wholesale is the United Kingdom's leading independent drinks wholesaler. Matthew Clark Wholesale provides a full range of wines, spirits, ciders, beers and soft drinks to over 17,000 on-premise outlets (outlets where beverage alcohol products are consumed on the premises).

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Third Quarter 1999 and Third Quarter 1998.

                         Third Quarter 1999 Compared to Third Quarter 1998
              ------------------------------------------------------------------
                          Net Sales                         Unit Volume
              ---------------------------------    -----------------------------
                                     %Increase/                       %Increase/
                1999        1998     (Decrease)     1999      1998    (Decrease)
              --------    --------   ----------    ------    ------   ----------
Wine          $169,874    $153,353      10.8%       8,546     7,799       9.6%
Beer           128,810      92,605      39.1%      10,262     7,357      39.5%
Spirits         55,472      51,359       8.0%       2,584     2,520       2.5%
Other (a)       21,430      25,386     (15.6%)       N/A       N/A        N/A
              --------    --------      -----      ------    ------      -----
              $375,586    $322,703      16.4%      21,392    17,676      21.0%
              ========    ========      =====      ======    ======      =====

     (a) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Third Quarter 1999 increased to $375.6 million from $322.7 million for Third Quarter 1998, an increase of $52.9 million, or 16.4%. This increase resulted primarily from (i) $36.2 million of additional beer sales, largely Mexican beers and (ii) $16.5 million of additional wine sales, resulting primarily from the introduction of new wine brands. Unit volume for branded beverage alcohol products for Third Quarter 1999 increased 21.0% as compared to Third Quarter 1998. The unit volume increase was the result of the increased sales of the Company's beer brands, primarily Mexican beer, the introduction of new wine brands and increased brandy sales.

     GROSS PROFIT

     The Company's gross profit increased to $114.8 million for Third Quarter 1999 from $98.0 million for Third Quarter 1998, an increase of $16.8 million, or 17.2%. As a percent of net sales, gross profit increased to 30.6% for Third Quarter 1999 from 30.4% for Third Quarter 1998. The dollar increase in gross profit resulted primarily from additional beer unit volume, introduction of new wine brands, additional spirits unit volume and unit cost improvements in wine brands.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $0.9 million and an addition of $1.8 million in Third Quarter 1999 and Third Quarter 1998, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $73.8 million for Third Quarter 1999 from $60.3 million for Third Quarter 1998, an increase of $13.5 million, or 22.4%. The dollar increase in selling, general and administrative expenses resulted principally from higher advertising costs associated with the introduction of new wine brands and increased beer sales, and higher promotion costs related to the growth in beer sales as well as programs implemented to improve the Company's wine sales. Selling, general and administrative expenses as a percent of net sales increased to 19.6% for Third Quarter 1999 as compared to 18.7% for Third Quarter 1998. The increase in percent of net sales resulted primarily from advertising costs associated with the introduction of new wine brands and promotion costs related to programs implemented to improve the Company's wine sales.

     NET INCOME

     As a result of the above factors, net income increased to $19.6 million for Third Quarter 1999 from $17.6 million for Third Quarter 1998, an increase of $2.0 million, or 11.6%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Third Quarter 1999 were $49.8 million, an increase of $3.6 million over EBITDA of $46.2 million for Third Quarter 1998. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

NINE MONTHS 1999 COMPARED TO NINE MONTHS 1998

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) and unit volume (in thousands of cases), if applicable, for branded beverage alcohol products and other products and services sold by the Company for Nine Months 1999 and Nine Months 1998.

                        Nine Months 1999 Compared to Nine Months 1998
            --------------------------------------------------------------------
                         Net Sales                         Unit Volume
            -----------------------------------    -----------------------------
                                     %Increase/                       %Increase/
               1999         1998     (Decrease)     1999      1998    (Decrease)
            ----------    --------   ----------    ------    ------   ----------
Wine        $  420,726    $400,891      4.9%       21,340    20,961       1.8%
Beer           388,739     298,601     30.2%       30,906    23,796      29.9%
Spirits        157,485     153,093      2.9%        7,677     7,644       0.4%
Other (a)       70,950      77,653     (8.6%)        N/A       N/A        N/A
            ----------    --------     -----       ------    ------      -----
            $1,037,900    $930,238     11.6%       59,923    52,401      14.4%
            ==========    ========     =====       ======    ======      =====

     (a) Other consists primarily of nonbranded concentrate sales, contract bottling and other production services and bulk product sales, none of which are sold in case quantities.

     Net sales for Nine Months 1999 increased to $1,037.9 million from $930.2 million for Nine Months 1998, an increase of $107.7 million, or 11.6%. This increase resulted primarily from (i) $90.1 million of additional beer sales, largely Mexican beers, and (ii) $19.8 million of additional wine sales, resulting primarily from the introduction of new wine brands. Unit volume for branded beverage alcohol products for Nine Months 1999 increased 14.4% as compared to Nine Months 1998. The unit volume increase was primarily the result of the increased sales of the Company's beer brands, mostly Mexican beer.

     GROSS PROFIT

     The Company's gross profit increased to $309.4 million for Nine Months 1999 from $263.5 million for Nine Months 1998, an increase of $45.9 million, or 17.4%. As a percent of net sales, gross profit increased to 29.8% for Nine Months 1999 from 28.3% for Nine Months 1998. The dollar increase in gross profit resulted primarily from additional beer unit volume, introduction of new wine brands, higher average selling prices related to wine sales and unit cost improvements in wine and spirits brands.

     In general, the preferred method of accounting for inventory valuation is the last-in, first-out method ("LIFO") because, in most circumstances, it results in a better matching of costs and revenues. For comparison purposes to companies using the first-in, first-out method of accounting for inventory valuation ("FIFO") only, gross profit reflected a reduction of $1.6 million and $1.1 million in Nine Months 1999 and Nine Months 1998, respectively, due to the Company's LIFO accounting method.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $202.6 million for Nine Months 1999 from $171.8 million for Nine Months 1998, an increase of $30.8 million, or 17.9%. The dollar increase in selling, general and administrative expenses resulted principally from higher advertising costs associated with the Company's wine sales, primarily the introduction of new wine brands, and increased beer sales, and higher promotion costs related to both programs implemented to improve the Company's wine sales and the growth in beer sales. Selling, general and administrative expenses as a percent of net sales increased to 19.5% for Nine Months 1999 as compared to 18.5% for Nine Months 1998. The increase in percent of net sales resulted primarily from advertising costs associated with the introduction of new wine brands and promotion costs related to programs implemented to improve the Company's wine sales.

     NET INCOME

     As a result of the above factors, net income increased to $49.0 million for Nine Months 1999 from $40.0 million for Nine Months 1998, an increase of $9.0 million, or 22.5%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Nine Months 1999 were $132.5 million, an increase of $15.0 million over EBITDA of $117.5 million for Nine Months 1998. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

NINE MONTHS 1999 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Nine Months 1999 was $59.3 million, which resulted from $72.3 million in net income adjusted for noncash items, less $12.9 million representing the net change in operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from seasonal increases in inventories and accounts receivable, partially offset by an increase in liabilities for grapes purchased.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Nine Months 1999 was $22.3 million, which resulted primarily from $21.7 million of capital expenditures, including $6.1 million for vineyards.

     Net cash used in financing activities for Nine Months 1999 was $36.1 million, which resulted primarily from repurchases of $44.9 million of the Company's Class A Common Stock, principal payments of $18.1 million of long-term debt, partially offset by additional borrowings of $22.6 million of notes payable.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the bank credit agreement. In July 1998, the revolving loan facility under the bank credit agreement was increased by $100.0 million to $285.0 million in order to increase its flexibility to make such purchases. The repurchased shares will become treasury shares and may be used for general corporate purposes. As of December 21, 1998, the Company had purchased 1,018,836 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $44.05 per share.

DEBT

     Total debt outstanding as of November 30, 1998, amounted to $430.0 million, an increase of $4.8 million from February 28, 1998, resulting primarily from the net proceeds from revolving loan borrowings, partially offset by principal payments of long-term debt. The ratio of total debt to total capitalization decreased to 50.4% as of November 30, 1998, from 50.6% as of February 28, 1998.

     As of November 30, 1998, under its bank credit agreement, the Company had outstanding term loans of $122.0 million bearing interest at 6.0%, $114.5 million of revolving loans bearing interest at 5.7%, undrawn revolving letters of credit of $7.8 million, and $162.7 million in revolving loans available to be drawn. During June 1998, the bank credit agreement was amended to, among other things, eliminate the requirement that the Company reduce the outstanding balance of the revolving loan facility to less than $60.0 million for thirty consecutive days during the six months ending each August 31.

     As of November 30, 1998, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003. The notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's operating subsidiaries.

     On December 14, 1998, the Company, its principal operating subsidiaries (other than Matthew Clark and it subsidiaries), and the Syndicate Banks, for which The Chase Manhattan Bank acts as administrative agent, entered into the 1998 Credit Agreement, effective as of November 2, 1998, which amends and restates in its entirety the credit agreement entered into between the Company and The Chase Manhattan Bank on November 2, 1998. The 1998 Credit Agreement includes both US Dollar and Pound Sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion) with the proceeds available for repayment of all outstanding principal and accrued interest on all loans under the Company's bank credit agreement dated as of December 19, 1997, payment of the purchase price for the Matthew Clark shares, repayment of Matthew Clark's credit facilities, funding of permitted acquisitions, payment of transaction expenses and ongoing working capital needs of the Company.

     The 1998 Credit Agreement provides for a $350.0 million Tranche I Term Loan facility due in December 2004, a $200.0 million Tranche II Term Loan facility due in June 2000, a $150.0 million Tranche III Term Loan facility due in December 2005, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. Portions of the Tranche I Term Loan facility and the Revolving Credit facility are available for borrowing in Pounds Sterling. A brief description of the 1998 Credit Agreement is contained in Note 9 to the Company's financial statements located in Item 1 of this Report on Form 10-Q.

ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2000. The Company believes the effect of adoption on its financial statements will not be material based on the Company's current risk management strategies.

YEAR 2000 ISSUE

     For purposes of the following Year 2000 discussion, the information presented includes the effect of the Company's December 1, 1998, acquisition of Matthew Clark. The Company has in place detailed programs to address Year 2000 readiness in its internal systems and with its key customers and suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans are being developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and approximately 60% of the remediation phase. With respect to its non-information technology systems, the Company has completed approximately 90% of the assessment phase and approximately 55% of the remediation phase. Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by September 1999. The Company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by September 1999.

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

     The Company's readiness programs also include the development of contingency plans to protect its business and operations from Year 2000-related interruptions. These plans should be complete by September 1999 and, by way of examples, will include back-up procedures, identification of alternate suppliers, where possible, and increases in inventory levels. Based upon the Company's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues which may arise.

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


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits located on Page 23 of this Report.

     (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 1998:

          (i)  Form  8-K  dated  November  3,  1998.   This  Form  8-K  reported
               information under Item 5 (Other Events); and

          (ii) Form 8-K dated November 25, 1998. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CANANDAIGUA BRANDS, INC.

Dated:  December 22, 1998               By:  /s/ Thomas F. Howe
                                             ------------------
                                             Thomas F. Howe, Vice President,
                                             Corporate Reporting and Controller

Dated:  December 22, 1998               By:  /s/ Thomas S. Summer
                                             --------------------
                                             Thomas S. Summer, Senior Vice
                                             President and Chief Financial
                                             Officer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                  SUBSIDIARIES

                                        BATAVIA WINE CELLARS, INC.

Dated:  December 22, 1998               By:  /s/ Thomas F. Howe
                                             ------------------
                                             Thomas F. Howe, Controller

Dated:  December 22, 1998               By:  /s/ Thomas S. Summer
                                             --------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated:  December 22, 1998               By:  /s/ Thomas F. Howe
                                             ------------------
                                             Thomas F. Howe, Controller

Dated:  December 22, 1998               By:  /s/ Thomas S. Summer
                                             --------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated:  December 22, 1998               By:  /s/ Thomas F. Howe
                                             ------------------
                                             Thomas F. Howe, Controller

Dated:  December 22, 1998               By:  /s/ Thomas S. Summer
                                             --------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        CANANDAIGUA LIMITED

Dated:  December 22, 1998               By:  /s/ Thomas S. Summer
                                             --------------------
                                             Thomas S. Summer, Director
                                             (On behalf of the Registrant and as
                                             Principal Financial Officer and
                                             Principal Accounting Officer)


                                        POLYPHENOLICS, INC.

Dated:  December 22, 1998               By:  /s/ Thomas F. Howe
                                             ------------------
                                             Thomas F. Howe, Vice President and
                                             Controller

Dated:  December 22, 1998               By:  /s/ Thomas S. Summer
                                             --------------------
                                             Thomas S. Summer, Vice President
                                             and Treasurer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        ROBERTS TRADING CORP.

Dated:  December 22, 1998               By:  /s/ Thomas F. Howe
                                             ------------------
                                             Thomas F. Howe, Controller

Dated:  December 22, 1998               By:  /s/ Thomas S. Summer
                                             --------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                        BARTON INCORPORATED

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President and
                                             Chief Executive Officer

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON BRANDS, LTD.

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON BEERS, LTD.

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                        BARTON BRANDS OF GEORGIA, INC.

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON DISTILLERS IMPORT CORP.

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON FINANCIAL CORPORATION

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, President and
                                             Secretary

Dated:  December 22, 1998               By:  /s/ Charles T. Schlau
                                             ---------------------
                                             Charles T. Schlau, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                        MONARCH IMPORT COMPANY

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        THE VIKING DISTILLERY, INC.

Dated:  December 22, 1998               By:  /s/ Alexander L. Berk
                                             ---------------------
                                             Alexander L. Berk, President

Dated:  December 22, 1998               By:  /s/ Raymond E. Powers
                                             ---------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                INDEX TO EXHIBITS

(2)  PLAN  OF   ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION   OR
     SUCCESSION.

     Recommended Cash Offer, by Schroders on behalf of Canandaigua Limited, a wholly-owned subsidiary of the Company, to acquire Matthew Clark plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

(3)  ARTICLES OF INCORPORATION AND BY-LAWS.

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated herein by reference).

3.2 Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated herein by reference).

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Indenture, dated as of December 27, 1993, among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

4.2 First Supplemental Indenture, dated as of August 3, 1994, among the Company, Canandaigua West, Inc. (a subsidiary of the Company now known as Canandaigua Wine Company, Inc.) and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

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

4.5 Fourth Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and The Chase Manhattan Bank (filed herewith).

4.6 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes Due 2003, dated as of October 29, 1996, among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

4.7 First Supplemental Indenture, dated as of December 19, 1997, among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.8 Second Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and Harris Trust and Savings Bank (filed herewith).

4.9 First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

(10) MATERIAL CONTRACTS.

     First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

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