Form 10-K
period 1999-02-28
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1999-06-01
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 1999
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -------------


                           COMMISSION FILE NO. 0-7570

     DELAWARE              CANANDAIGUA BRANDS, INC.              16-0716709
                              AND ITS SUBSIDIARIES:
     NEW YORK              BATAVIA WINE CELLARS, INC.            16-1222994
     NEW YORK              CANANDAIGUA WINE COMPANY, INC.        16-1462887
     NEW YORK              CANANDAIGUA EUROPE LIMITED            16-1195581
     ENGLAND AND WALES     CANANDAIGUA LIMITED                      ----
     NEW YORK              POLYPHENOLICS, INC.                   16-1546354
     NEW YORK              ROBERTS TRADING CORP.                 16-0865491
     DELAWARE              BARTON INCORPORATED                   36-3500366
     DELAWARE              BARTON BRANDS, LTD.                   36-3185921
     MARYLAND              BARTON BEERS, LTD.                    36-2855879
     CONNECTICUT           BARTON BRANDS OF CALIFORNIA, INC.     06-1048198
     GEORGIA               BARTON BRANDS OF GEORGIA, INC.        58-1215938
     NEW YORK              BARTON DISTILLERS IMPORT CORP.        13-1794441
     DELAWARE              BARTON FINANCIAL CORPORATION          51-0311795
     WISCONSIN             STEVENS POINT BEVERAGE CO.            39-0638900
     ILLINOIS              MONARCH IMPORT COMPANY                36-3539106
     GEORGIA               THE VIKING DISTILLERY, INC.           58-2183528
    (State or other        (Exact name of registrant as          (I.R.S.
     jurisdiction of        specified in its charter)             Employer
     incorporation or                                             Identifiection
     organization)                                                No.)


              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK 14450
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrants' telephone number, including area code (716) 218-2169
                                                           --------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None


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

  Class B Common Stock (Par Value $.01 Per Share) of Canandaigua Brands, Inc.
  ---------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of Canandaigua Brands, Inc., as of May 14, 1999, was $841,819,702.

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of May 14, 1999, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                   CLASS                          NUMBER OF SHARES OUTSTANDING
                   -----                          ----------------------------

Class A Common Stock, Par Value $.01 Per Share              17,640,877
Class B Common Stock, Par Value $.01 Per Share               3,189,599


                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Canandaigua Brands, Inc. to be issued for the annual meeting of stockholders to be held July 20, 1999, is incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.   BUSINESS
-------   --------

     Unless the context otherwise requires, the term "Company" refers to Canandaigua Brands, Inc. and its subsidiaries, and all references to "net sales" refer to gross revenue less excise taxes and returns and allowances to conform with the Company's method of classification. All references to "Fiscal 1999", "Fiscal 1998" and "Fiscal 1997" shall refer to the Company's fiscal year ended the last day of February of the indicated year.

     Industry data disclosed in this Annual Report on Form 10-K has been obtained from Adam's Media Handbook Advance, NACM, AC Nielsen, The U.S. Wine
Market: Impact Databank Review and Forecast and the Zenith Guide. The Company has not independently verified this data. References to positions within industries are based on unit volume.

     The Company is a leading producer and marketer of branded beverage alcohol products in the United States and the United Kingdom. According to available industry data, the Company ranks as the second largest supplier of wine, the second largest importer of beer and the fourth largest supplier of distilled spirits in the United States. The Matthew Clark Acquisition (as defined below) established the Company as a leading British producer of cider, wine and bottled water and as a leading beverage alcohol wholesaler in the United Kingdom.

     The Company is a Delaware corporation organized in 1972 as the successor to a business founded in 1945 by Marvin Sands, Chairman of the Board of the Company. The Company has aggressively pursued growth in recent years through acquisitions, brand development, new product offerings and new distribution agreements. The Matthew Clark Acquisition and the Black Velvet Acquisition (as defined below) continued a series of strategic acquisitions made by the Company since 1991 by which it has diversified its offerings and as a result, increased its market share, net sales and cash flow. The Company has also achieved internal growth by developing new products and repositioning existing brands to focus on the fastest growing sectors of the beverage alcohol industry.

     The Company markets and sells over 170 national and regional branded products to more than 1,000 wholesale distributors in the United States. The Company also distributes its own branded products and those of other companies to more than 16,000 customers in the United Kingdom. The Company operates 20 production facilities in the United States, Canada and the United Kingdom and purchases products for resale from other producers.

RECENT ACQUISITIONS

     MATTHEW CLARK ACQUISITION

     On December 1, 1998, the Company acquired control of Matthew Clark plc ("Matthew Clark") and has since acquired all of Matthew Clark's outstanding shares (the "Matthew Clark Acquisition"). Matthew Clark grew substantially in the 1990s through a series of strategic acquisitions, including Grants of St. James's in 1993, the Gaymer Group in 1994 and Taunton Cider Co. in 1995. These acquisitions served to solidify Matthew Clark's position within its key markets and contributed to an increase in net sales to approximately $671 million for Matthew Clark's fiscal year ended April 30, 1998. Matthew Clark has developed a number of leading market positions, including positions as a leading independent beverage supplier to the on-premise trade, the number one producer of branded boxed wine, the number one branded producer of fortified British wine, the number one branded bottler of sparkling water and the number two producer of cider.

     The Matthew Clark Acquisition strengthens the Company's position in the beverage alcohol industry by providing the Company with a presence in the United Kingdom and a platform for growth in the European market. The acquisition of Matthew Clark also offers potential benefits including distribution opportunities to market California-produced wine and U.S.-produced spirits in the United Kingdom, as well as the potential to market Matthew Clark products in the U.S.

     ACQUISITION OF BLACK VELVET CANADIAN WHISKY BRAND AND RELATED ASSETS

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, the third best selling Canadian whisky and the 16th best selling spirits brand in the United States, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (collectively, the "Black Velvet Acquisition"). Other principal brands acquired in the transaction were Golden Wedding, OFC, MacNaughton, McMaster's and Triple Crown. In connection with the transaction, the Company also entered into multi-year agreements with Diageo to provide packaging and distilling services for various brands retained by Diageo.

     The  addition  of  the  Canadian   whisky  brands  from  this   transaction
strengthens the Company's position in the North American distilled spirits category, and enhances the Company's portfolio of brands and category participation. The acquired operations are being integrated with the Company's existing spirits business.

RECENT DEVELOPMENTS-PENDING ACQUISITIONS OF SIMI WINERY AND FRANCISCAN ESTATES

     SIMI WINERY

     On April 1, 1999, the Company entered into a definitive agreement with Moet Hennessy, Inc. to purchase all of the outstanding capital stock of Simi Winery, Inc. ("Simi"). (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition.") The Simi Acquisition includes the Simi winery (located in Healdsburg, California), equipment, vineyards, inventory and worldwide ownership of the Simi brand name. Founded in 1876, Simi is one of the oldest and best known wineries in California, combining a strong super-premium and ultra-premium brand with a flexible and well-equipped facility and high quality vineyards in the key Sonoma appellation.

     FRANCISCAN ESTATES

     On April 21, 1999, the Company entered into (i) a definitive purchase agreement with Franciscan Vineyards, Inc. ("Franciscan") and its shareholders to, among other matters, purchase all of the outstanding capital stock of Franciscan and (ii) definitive purchase agreements with certain parties related to Franciscan to acquire certain vineyards and related vineyard assets (collectively, the "Franciscan Acquisition"). Pursuant to the Franciscan
Acquisition, the Company will: (i) acquire the Franciscan Oakville Estate, Estancia and Mt. Veeder brands; (ii) acquire wineries located in Rutherford, Monterey and Mt. Veeder, California; (iii) acquire vineyards in the Napa Valley, Alexander Valley, Monterey and Paso Robles appellations and additionally, will enter into long-term grape contracts with certain parties related to Franciscan to purchase additional grapes grown in the Napa and Alexander Valley appellations; (iv) acquire distribution rights to the Quintessa and Veramonte brands; and (v)
acquire equity interests in entities that own the Veramonte brand, the Veramonte winery (which is located in the Casablanca Valley, Chile) and vineyards also located in the Casablanca Valley. Franciscan's net sales for its fiscal year ended December 31, 1998, were approximately $50 million on volume of approximately 600,000 cases.

     Franciscan  is one of the foremost  super-premium  and  ultra-premium  wine companies in California. While the super-premium and ultra-premium wine categories represented only 9% of the total wine market by volume in 1997, they accounted for more than 25% of sales dollars. More importantly, super-premium and ultra-premium wine sales grew at an annual rate of 10% between 1995 and 1997, and by more than 18% in 1998. Given its fiscal 1998 volume of approximately 600,000 cases sold, Franciscan has recorded a three-year compound annual growth rate of more than 17%.

     When completed, the Simi and Franciscan Acquisitions will establish the Company as a leading producer and marketer of super-premium and ultra-premium wine. The Simi and Franciscan operations complement each other and offer synergies in the areas of sales and distribution, grape usage and capacity utilization. Together, Simi and Franciscan represent the sixth largest presence in the super-premium and ultra-premium wine categories. The Company intends to operate Simi and Franciscan, and their properties, together as a separate business segment. The Company's strategy is to further penetrate the super-premium and ultra-premium wine categories, which have higher gross profit margins than popularly-priced wine.

     The agreements for the Simi and Franciscan Acquisitions are subject to certain customary conditions prior to closing, which the Company expects will be satisfied. The Company cannot guarantee, however, that those transactions will be completed upon the agreed upon terms, or at all.

PRIOR ACQUISITIONS

     The Company made a series of significant acquisitions between 1991 and 1995, commencing with the acquisition of the Cook's, Cribari, Dunnewood and other wine brands and related wine production facilities in 1991. In 1993, the Company diversified into the imported beer and distilled spirits categories by acquiring Barton Incorporated, through which the Company acquired distribution rights with respect to Corona Extra and other Modelo brands, St. Pauli Girl and other imported beer brands, and the Barton, Ten High, Montezuma and other distilled spirits brands. Also in 1993, the Company acquired the Paul Masson, Taylor California Cellars and other wine brands and related production facilities. In 1994, the Company acquired the Almaden, Inglenook and other wine brands, a grape juice concentrate business and related facilities. In 1995, the Company acquired the Mr. Boston, Canadian LTD, Skol, Old Thompson, Kentucky Tavern, Glenmore and di Amore distilled spirits brands; the rights to the Fleischmann's and Chi-Chi's distilled spirits brands under long-term license agreements; the U.S. rights to the Inver House, Schenley and El Toro distilled spirits brands; and related production facilities and assets.

     Through these acquisitions, the Company has become more competitive by diversifying its portfolio; developing strong market positions in the growing beverage alcohol product categories of varietal table wine and imported beer; strengthening its relationships with wholesalers; expanding its distribution and enhancing its production capabilities; and acquiring additional management, operational, marketing, and research and development expertise.

BUSINESS SEGMENTS

     The Company operates primarily in the beverage alcohol industry in the United States and the United Kingdom. The Company reports its operating results in four segments: Canandaigua Wine (branded wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); and Corporate Operations and Other (primarily corporate related items).

     Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 15 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     CANANDAIGUA WINE

     Canandaigua Wine produces, bottles, imports and markets wine and brandy in the United States. It is the second largest supplier of wine in the United States and exports wine to approximately 65 countries from the United States. Canandaigua Wine sells table wine, dessert wine, sparkling wine and brandy. Its leading brands include Inglenook, Almaden, Paul Masson, Arbor Mist, Manischewitz, Taylor, Marcus James, Estate Cellars, Vina Santa Carolina, Dunnewood, Mystic Cliffs, Cook's, J. Roget, Richards Wild Irish Rose and Paul Masson Grande Amber Brandy. Most of its wine is marketed in the popularly-priced category of the wine market.

     As a related part of its U.S. wine business, Canandaigua Wine is a leading grape juice concentrate producer in the United States. Grape juice concentrate competes with other domestically produced and imported fruit-based concentrates. Canandaigua Wine's other wine-related products and services include bulk wine, cooking wine, grape juice and Inglenook-St. Regis, a leading de-alcoholized line of wine in the United States.

     BARTON

     Barton produces, bottles, imports and markets a diversified line of beer and distilled spirits. It is the second largest marketer of imported beer in the United States and distributes five of the top 25 imported beer brands in the United States: Corona Extra, Modelo Especial, Corona Light, Pacifico and St. Pauli Girl. Corona Extra is the number one imported beer nationwide. Barton's other imported beer brands include Negra Modelo from Mexico, Tsingtao from China, Peroni from Italy and Double Diamond and Tetley's English Ale from the
United Kingdom. Barton also operates the Stevens Point Brewery, a regional brewer located in Wisconsin, which produces Point Special, among other brands.

     Barton is the fourth largest supplier of distilled spirits in the United States and exports distilled spirits to approximately fifteen countries from the United States. Barton's principal distilled spirits brands include Fleischmann's, Mr. Boston, Canadian LTD, Chi-Chi's prepared cocktails, Ten High, Montezuma, Barton, Monte Alban, Inver House and the recently acquired Black Velvet brand. Substantially all of Barton's spirits unit volume consists of products marketed in the price value category. Barton also sells distilled spirits in bulk and provides contract production and bottling services for third parties.

     MATTHEW CLARK

     The Company acquired Matthew Clark in the fourth quarter of Fiscal 1999. Matthew Clark is a leading producer and distributor of cider, wine and bottled water and a leading drinks wholesaler throughout the United Kingdom. Matthew Clark also exports its branded products to approximately 50 countries from the United Kingdom.

     Matthew Clark is the second largest producer and marketer of cider in the United Kingdom. Matthew Clark distributes its cider brands in both the on-premise and off-premise markets and these brands compete in both the mainstream and premium brand categories. Matthew Clark's leading mainstream cider brands include Blackthorn and Gaymer's Olde English. Blackthorn is the number two mainstream cider brand and Gaymer's Olde English is the UK's second largest cider brand in the take-home market. Matthew Clark's leading premium cider brands are Diamond White and K.

     Matthew Clark is the largest supplier of wine to the on-premise trade in the United Kingdom. Its Stowells of Chelsea brand maintains a leading share in the branded boxed wine segment. Matthew Clark also maintains a leading market share position in fortified British wine through its QC and Stone's brand names. It also produces and markets Strathmore bottled water in the United Kingdom, the leading bottled sparkling water brand in the country.

     Matthew Clark is a leading independent beverage supplier to the on-premise trade in the United Kingdom and has one of the largest customer bases in the United Kingdom, with more than 16,000 on-premise accounts. Matthew Clark's wholesaling business involves the distribution of branded wine, spirits, cider, beer and soft drinks. While these products are primarily produced by third parties, they also include Matthew Clark's cider and wine branded products.

     CORPORATE OPERATIONS AND OTHER

     Corporate Operations and Other includes traditional corporate related items and the results of an immaterial operation.

MARKETING AND DISTRIBUTION

     UNITED STATES

     The Company's products are distributed and sold throughout the United States through over 1,000 wholesalers, as well as through state alcoholic beverage control agencies. Both Canandaigua Wine and Barton employ full-time, in-house marketing, sales and customer service organizations to develop and service their sales to wholesalers and state agencies. The Company believes that the organization of its sales force into separate segments positions it to maintain a high degree of focus on each of its principal product categories.

     The Company's marketing strategy places primary emphasis upon promotional programs directed at its broad national distribution network, and at the retailers served by that network. The Company has extensive marketing programs for its brands including promotional programs on both a national basis and regional basis in accordance with the strength of the brands, point-of-sale materials, consumer media advertising, event sponsorship, market research, trade advertising and public relations.

     During Fiscal 1999, the Company increased its advertising expenditures to put more emphasis on consumer advertising for certain wine brands, including newly introduced brands, and for its imported beer brands, primarily with respect to the Mexican brands. In addition, promotional spending for the Company's wine brands increased to address competitive factors.

     UNITED KINGDOM

     The Company's UK-produced branded products are distributed throughout the United Kingdom by Matthew Clark. The products are packaged at one of three production facilities. Shipments of cider and wine are then made to Matthew Clark's national distribution center for branded products. All branded products are then distributed to either the on-premise or off-premise markets with some of the sales to on-premise customers made through Matthew Clark's wholesale business. Matthew Clark's wholesale products are distributed through thirteen depots located throughout the United Kingdom. On-premise distribution channels include hotels, restaurants, pubs, wine bars and clubs. The off-premise distribution channels include grocers, convenience retail, cash and carry, and wholesalers.

     Matthew Clark employs a full-time, in-house marketing and sales organization that targets off-premise customers for Matthew Clark's branded products. Matthew Clark also employs a full-time, in-house branded products marketing and sales organization that services specifically the on-premise market in the United Kingdom. Additionally, Matthew Clark employs a full-time, in-house marketing and sales organization to service the customers of its wholesale business.

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     The Company's products are sold under a number of trademarks, most of which are owned by the Company.

     The Company also produces and sells wine and distilled spirits products under exclusive license or distribution agreements. Important agreements include
(1) a long-term license agreement with Hiram Walker & Sons, Inc. (which expires in 2116) for the Ten High, Crystal Palace, Northern Light and Imperial Spirits brands; and (2) a long-term license agreement with the B. Manischewitz Company (which expires in 2042) for the Manischewitz brand of kosher wine. On September 30, 1998, under the provisions of an existing long-term license agreement, Nabisco Brands Company agreed to transfer to Barton all of its right, title and interest to the corporate name "Fleischmann Distilling Company" and worldwide trademark rights to the "Fleischmann" mark for alcoholic beverages. Pending the completion of the assignment of such interests, the license will remain in effect. The Company also has other less significant license and distribution agreements related to the sale of wine and distilled spirits with terms of various durations.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beer from the same country. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 primarily U.S. western states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or of its subsidiearies involved in importing the Mexican beer brands, changes in the position of the Chief Executive Officer of Barton Beers, Ltd. (including by death or disability) or the termination of the President of Barton Incorporated, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. The Company's agreement for the importation of St. Pauli Girl expires in June 2003. The Company's agreement for the importation of Tetley's English Ale expires in December 2007. The Company's agreement for the exclusive importation of Tsingtao throughout the entire United States expires in December 1999 and, subject to compliance with certain performance criteria and other terms under the agreement, will be automatically renewed until December 2002. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that its beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

     The Company owns the trademarks for most of the brands that it acquired in the Matthew Clark Acquisition. The Company has a series of distribution agreements and supply agreements in the United Kingdom related to the sale of its products with varying terms and durations.

COMPETITION

     The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution. The
Company's beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores and marketing focus by the Company's wholesalers. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which have significantly greater resources than the Company. In the United States, Canandaigua Wine's principal competitors include E & J Gallo Winery and The Wine Group. Barton's principal competitors include Heineken USA, Molson Breweries USA, Labatt's USA, Guinness Import Company, Brown-Forman Beverages, Jim Beam Brands and Heaven Hill Distilleries, Inc. In the United Kingdom, Matthew Clark's principal competitors include Halewood Vintners, H.P. Bulmer, Tavern, Waverley Vintners and Perrier. In connection with its wholesale business, Matthew Clark distributes the branded wine of third parties that compete directly against its own wine brands.

PRODUCTION

     In the United States, the Company's wine is produced from several varieties of wine grapes grown principally in California and New York. The grapes are crushed at the Company's wineries and stored as wine, grape juice or concentrate. Such grape products may be made into wine for sale under the Company's brand names, sold to other companies for resale under their own labels, or shipped to customers in the form of juice, juice concentrate, unfinished wine, high-proof grape spirits or brandy. Most of the Company's wine is bottled and sold within eighteen months after the grape crush. The Company's inventories of wine, grape juice and concentrate are usually at their highest levels in November and December immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush.

     The bourbon whiskeys, domestic blended whiskeys and light whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky, though it may from time to time supplement its inventories through purchases from other distillers. Following the Black Velvet Acquisition, the majority of the Company's Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. At its Albany, Georgia, facility, the Company produces all of the neutral grain spirits and whiskeys it uses in the production of vodka, gin and blended whiskey it sells to customers in the state of Georgia. The Company's requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin and vodka for sale outside of Georgia, and other spirits products, are purchased from various suppliers.

     The Company operates three facilities in the United Kingdom that produce, bottle and package cider, wine and water. To produce Stowells of Chelsea, wine is imported in bulk from various countries such as Chile, Germany, France, Spain, South Africa and Australia, which are then packaged at the Company's facility at Bristol and distributed under the Stowells of Chelsea brand name. The Strathmore brand of bottled water (which is available in still, sparkling, and flavored varieties) is sourced and bottled in Forfar, Scotland. Cider production was consolidated at the Company's facility at Shepton Mallet, where apples of many different varieties are purchased from U.K. growers and crushed. This juice, along with European-sourced concentrate, is then fermented into cider.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The  principal  components  in  the  production  of the  Company's  branded
beverage  alcohol  products  are  packaging  materials   (primarily  glass)  and
agricultural products, such as grapes and grain.

     The Company utilizes glass and PET bottles and other materials such as caps, corks, capsules, labels and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company's cost of product sold. The glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company's glass bottle suppliers to satisfy the Company's requirements could adversely affect the Company's operations.

     Most of the Company's annual grape requirements are satisfied by purchases from each year's harvest which normally begins in August and runs through October. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event demand for certain wine products exceeds expectations, the Company could experience shortages.

     The Company purchases grapes from over 800 independent growers, principally in the San Joaquin Valley and Monterey regions of California and in New York State. The Company enters into written purchase agreements with a majority of these growers on a year-to-year basis. The Company currently owns or leases approximately 4,200 acres of vineyards, either fully bearing or under development, in California and New York. This acreage supplies only a small percentage of the Company's total needs. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

     The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources through contractual arrangements and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

     The Company manufactures cider, perry, light and fortified British wine from materials that are purchased either on a contracted basis or on the open market. In particular, supplies of cider apples are sourced through long term supply arrangements with owners of apple orchards. There are adequate supplies of the various raw materials at this particular time.

GOVERNMENT REGULATION

     The Company's operations in the United States are subject to extensive Federal and state regulation. These regulations cover, among other matters, sales promotion, advertising and public relations, labeling and packaging, changes in officers or directors, ownership or control, distribution methods and relationships, and requirements regarding brand registration and the posting of prices and price changes. All of the Company's operations and facilities are also subject to Federal, state, foreign and local environmental laws and regulations and the Company is required to obtain permits and licenses to operate its facilities.

     In the United Kingdom, the Company has secured a Customs and Excise License to carry on its excise trade. Licenses are required for all premises where wine is produced. The Company holds a license to act as an excise warehouse operator. Registrations have been secured for the production of cider and bottled water. Formal approval of product labeling is not required.

     In Canada, the Company's operations are also subject to extensive federal and provincial regulation. These regulations cover, among other matters, advertising and public relations, labeling and packaging, environmental matters and customs and duty requirements. The Company is also required to obtain licenses and permits in order to operate its facilities.

     The Company believes that it is in compliance in all material respects with all applicable governmental laws and regulations and that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on the Company's financial condition, results of operations or cash flows.

EMPLOYEES

     The Company had approximately 2,300 full-time employees in the United States at the end of April 1999, of which approximately 870 were covered by collective bargaining agreements. Additional workers may be employed by the Company during the grape crushing season.

     The Company had approximately 1,700 full-time employees in the United Kingdom at the end of April 1999, of which approximately 420 were covered by collective bargaining agreements. Additional workers may be employed during the peak season.

     The Company had approximately 230 full-time employees in Canada at the end of April 1999, of which approximately 185 were covered by collective bargaining agreements.

     The Company considers its employee relations generally to be good.

ITEM 2.   PROPERTIES
-------   ----------

     Through the Company's four business segments, the Company currently operates wineries, distilling plants, bottling plants, a brewery, cider and water producing facilities, most of which include warehousing and distribution facilities on the premises. The Company also operates separate distribution centers under the Matthew Clark segment's wholesaling business. The Company believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

     CANANDAIGUA WINE

     Canandaigua Wine maintains its headquarters in owned and leased offices in Canandaigua, New York. It operates three wineries in New York, located in
Canandaigua, Naples and Batavia and six wineries in California, located in Madera, Gonzales, Escalon, Fresno, and Ukiah. All of the facilities in which these wineries operate are owned, except for the winery in Batavia, New York, which is leased. Canandaigua Wine considers its principal wineries to be the Mission Bell winery in Madera, California; the Canandaigua winery in Canandaigua, New York; and the Monterey Cellars winery in Gonzales, California. The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces grape juice concentrate. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The Monterey Cellars winery crushes grapes and produces, bottles and distributes wine for Canandaigua Wine's account and, on a contractual basis, for third parties.

     Canandaigua Wine currently owns or leases approximately 4,200 acres of vineyards, either fully bearing or under development, in California and New York.

     BARTON

     Barton maintains its headquarters in leased offices in Chicago, Illinois. It owns and operates four distilling plants, two in the United States and two in Canada. The two distilling plants in the United States are located in Bardstown, Kentucky; and Albany, Georgia; and the two distilling plants in Canada, which were acquired in connection with the Black Velvet Acquisition, are located in Valleyfield, Quebec; and Lethbridge, Alberta. Barton considers its principal distilling plants to be the facilities located in Bardstown, Kentucky; Valleyfield, Quebec; and Lethbridge, Alberta. The Bardstown facility distills, bottles and warehouses distilled spirits products for Barton's account and, on a contractual basis, for other participants in the industry. The two Canadian facilities distill, bottle and store Canadian whisky for Barton's own account, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.

     In the United States, Barton also operates a brewery and three bottling plants. The brewery is located in Stevens Point, Wisconsin; and the bottling plants are located in Atlanta, Georgia; Owensboro, Kentucky; and Carson, California. All of these facilities are owned by Barton except for the bottling plant in Carson, California, which is operated and leased through an arrangement involving an ongoing management contract. Barton considers the bottling plant located in Owensboro, Kentucky to be one of its principal facilities. The
Owensboro facility bottles and warehouses distilled spirits products for Barton's account and also performs contract bottling.

     MATTHEW CLARK

     Matthew Clark maintains its headquarters in owned offices in Bristol, England. It currently owns and operates two facilities in England that are located in Bristol and Shepton Mallet and one facility in Scotland, located in Forfar. Matthew Clark considers all three facilities to be its principal facilities. The Bristol facility produces, bottles and packages wine; the Shepton Mallet facility produces, bottles and packages cider; and the Forfar facility produces, bottles and packages water products. Matthew Clark also owns another facility in England, located in Taunton, the operations of which have now been consolidated into its Shepton Mallet facility. Matthew Clark plans to sell the Taunton property.

     To distribute its products that are produced at the Bristol and Shepton Mallet facilities, Matthew Clark operates, in England, the National Distribution Centre, located at Severnside. This distribution facility is leased by Matthew Clark. To support its wholesaling business, Matthew Clark operates thirteen distribution centers located throughout the United Kingdom, all of which are leased. These thirteen distribution centers are used to distribute products produced by third parties, as well as by Matthew Clark. Matthew Clark has been and continues to consolidate the operations of its wholesaling distribution centers.

     CORPORATE OPERATIONS AND OTHER

     The Company maintains its corporate headquarters in offices leased in Fairport, New York.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the current executive officers of the Company is as follows:

NAME                 AGE      OFFICE HELD
----                 ---      -----------
Marvin Sands          75      Chairman of the Board
Richard Sands         48      President and Chief Executive Officer
Robert Sands          40      Chief Executive Officer, International, Executive
                              Vice President and General Counsel; and President
                              and Chief Executive Officer of Canandaigua Wine
                              Company, Inc.
Peter Aikens          60      President and Chief Executive Officer of Matthew
                              Clark plc
Alexander L. Berk     49      President and Chief Executive Officer of Barton
                              Incorporated
George H. Murray      52      Senior Vice President and Chief Human Resources
                              Officer
Thomas S. Summer      45      Senior Vice President and Chief Financial Officer

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

     Robert Sands was appointed Chief Executive Officer, International in December 1998 and was appointed Executive Vice President and General Counsel in October 1993. He was elected a director of the Company in January 1990 and served as Vice President and General Counsel from June 1990 through October 1993. From June 1986 until his appointment as Vice President and General Counsel, Mr. Sands was employed by the Company as General Counsel. In addition, since the departure in April 1999 of the former President of Canandaigua Wine Company, Inc., a wholly-owned subsidiary of the Company, Mr. Sands has assumed, on an interim basis, the position of President and Chief Executive Officer of that company. In this capacity, Mr. Sands is in charge of the Canandaigua Wine segment, until a permanent successor is appointed. He is a son of Marvin Sands and the brother of Richard Sands.

     Peter Aikens serves as President and Chief Executive Officer of Matthew Clark plc, a wholly-owned subsidiary of the Company. In this capacity, Mr. Aikens is in charge of the Company's Matthew Clark segment, and has been since the Company acquired control of Matthew Clark in December 1998. He has been the Chief Executive Officer of Matthew Clark plc since May 1990 and has been in the brewing and drinks industry for most of his career.

     Alexander L. Berk serves as President and Chief Executive Officer of Barton Incorporated, a wholly-owned subsidiary of the Company. In this capacity, Mr. Berk is in charge of the Company's Barton segment. From 1990 until February 1998, Mr. Berk was President and Chief Operating Officer of Barton and from 1988 to 1990, he was the President and Chief Executive Officer of Schenley Industries. Mr. Berk has been in the alcoholic beverage industry for most of his career, serving in various positions.

     George H. Murray joined the Company in April 1997 as Senior Vice President and Chief Human Resources Officer. From August 1994 to April 1997, Mr. Murray served as Vice President - Human Resources and Corporate Communications of ACC Corp., an international long distance reseller. For eight and a half years prior to that, he served in various senior management positions with First Federal Savings and Loan of Rochester, New York, including the position of Senior Vice President of Human Resources and Marketing from 1991 to 1994.

     Thomas S. Summer joined the Company in April l997 as Senior Vice President and Chief Financial Officer. From November 1991 to April 1997, Mr. Summer served as Vice President, Treasurer of Cardinal Health, Inc., a large national health care services company, where he was responsible for directing financing strategies and treasury matters. Prior to that, from November 1987 to November 1991, Mr. Summer held several positions in corporate finance and international treasury with PepsiCo, Inc.

     Executive officers of the Company hold office until the next Annual Meeting of the Board of Directors and until their successors are chosen and qualify.

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
-------   ----------------------------------------------------------------------
          MATTERS
          -------

     The Company's Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") trade on the Nasdaq Stock Market (registered trademark) under the symbols "CBRNA" and "CBRNB," respectively. The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock as reported on the Nasdaq Stock Market (registered trademark).


                                           CLASS A STOCK
                    ---------------------------------------------------------
                    1ST QUARTER     2ND QUARTER     3RD QUARTER   4TH QUARTER
                    -----------     -----------     -----------   -----------
 Fiscal 1998
   High              $ 32 1/4        $ 42 3/4        $ 53 1/2      $ 58 1/2
   Low               $ 21 7/8        $ 29 3/8        $ 39 1/2      $ 43 3/4
 Fiscal 1999
   High              $ 59 3/4        $ 52 3/8        $ 52 1/8      $ 61 1/2
   Low               $ 45 9/16       $ 40 1/4        $ 35 1/4      $ 45 5/8


                                           CLASS B STOCK
                    ---------------------------------------------------------
                    1ST QUARTER     2ND QUARTER     3RD QUARTER   4TH QUARTER
                    -----------     -----------     -----------   -----------
 Fiscal 1998
   High              $ 37            $ 43            $ 54 5/8      $ 57 3/4
   Low               $ 27            $ 35 1/2        $ 40 3/4      $ 45
 Fiscal 1999
   High              $ 59 3/4        $ 51 1/2        $ 52          $ 62 1/4
   Low               $ 45 1/2        $ 40 3/4        $ 37 1/4      $ 46 7/8


     At May 14, 1999, the number of holders of record of Class A Stock and Class B Stock of the Company were 977 and 290, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current bank credit agreement, the Company's indenture for its $130 million 8 3/4% Senior Subordinated Notes due December 2003, its indenture for its $65 million 8 3/4% Series C Senior Subordinated Notes due December 2003 and its indenture for its $200 million 8 1/2% Senior Subordinated Notes due March 2009 restrict the payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

                                                                                         FOR THE SIX
                                                                                         MONTHS ENDED       FOR THE YEARS ENDED
                                                 FOR THE YEARS ENDED FEBRUARY 28,        FEBRUARY 29,           AUGUST 31,
                                            -----------------------------------------    ------------    ------------------------
                                                1999           1998           1997           1996           1995          1994
(in thousands, except per share data)       -----------     ----------     ----------     ----------     ----------     ---------
Gross sales                                 $ 1,984,801     $1,632,357     $1,534,452     $  738,415     $1,185,074     $ 861,059
Less-excise taxes                              (487,458)      (419,569)      (399,439)      (203,391)      (278,530)     (231,475)
                                            -----------     ----------     ----------     ----------     ----------     ---------
    Net sales                                 1,497,343      1,212,788      1,135,013        535,024        906,544       629,584
Cost of product sold                         (1,049,309)      (869,038)      (812,812)      (389,281)      (657,883)     (458,311)
                                            -----------     ----------     ----------     ----------     ----------     ---------
    Gross profit                                448,034        343,750        322,201        145,743        248,661       171,273
Selling, general and administrative
  expenses                                     (299,526)      (231,680)      (208,991)      (112,411)      (159,196)     (121,388)
Nonrecurring charges                             (2,616)          --             --           (2,404)        (2,238)      (24,005)
                                            -----------     ----------     ----------     ----------     ----------     ---------
    Operating income                            145,892        112,070        113,210         30,928         87,227        25,880
Interest expense, net                           (41,462)       (32,189)       (34,050)       (17,298)       (24,601)      (18,056)
                                            -----------     ----------     ----------     ----------     ----------     ---------
    Income before taxes and
      extraordinary item                        104,430         79,881         79,160         13,630         62,626         7,824
Provision for income taxes                      (42,521)       (32,751)       (32,977)        (6,221)       (24,008)       (2,640)
                                            -----------     ----------     ----------     ----------     ----------     ---------
    Income before extraordinary item             61,909         47,130         46,183          7,409         38,618         5,184
Extraordinary item, net of income taxes         (11,437)          --             --             --             --            --
                                            -----------     ----------     ----------     ----------     ----------     ---------
Net income                                  $    50,472     $   47,130     $   46,183     $    7,409     $   38,618     $   5,184
                                            ===========     ==========     ==========     ==========     ==========     =========
Earnings per common share:
  Basic:
    Income before extraordinary item        $      3.38     $     2.52     $     2.39     $     0.38     $     2.06     $    0.34
    Extraordinary item                            (0.62)          --             --             --             --            --
                                            -----------     ----------     ----------     ----------     ----------     ---------
  Earnings per common share - basic         $      2.76     $     2.52     $     2.39     $     0.38     $     2.06     $    0.34
                                            ===========     ==========     ==========     ==========     ==========     =========
  Diluted:
    Income before extraordinary item        $      3.30     $     2.47     $     2.37     $     0.37     $     2.03     $    0.33
    Extraordinary item                            (0.61)          --             --             --             --            --
                                            -----------     ----------     ----------     ----------     ----------     ---------
  Earnings per common share - diluted       $      2.69     $     2.47     $     2.37     $     0.37     $     2.03     $    0.33
                                            ===========     ==========     ==========     ==========     ==========     =========
Total assets                                $ 1,793,776     $1,090,555     $1,043,281     $1,045,590     $  770,004     $ 814,718
                                            ===========     ==========     ==========     ==========     ==========     =========
Long-term debt                              $   831,689     $  309,218     $  338,884     $  327,616     $  198,859     $ 289,122
                                            ===========     ==========     ==========     ==========     ==========     =========

For the fiscal years ended February 28, 1999 and 1998, see Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 of this Annual Report on Form 10-K and Notes to Consolidated Financial Statements as of February 28, 1999, under Item 8 of this Annual Report on Form 10-K. During January 1996, the Board of Directors of the Company changed the Company's fiscal year end from August 31 to the last day of February.

All periods presented have been restated to reflect the Company's change in inventory valuation method from LIFO to FIFO (see Note 1 in the Notes to Consolidated Financial Statements as of February 28, 1999, under Item 8 of this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 28, 1999 ("Fiscal 1999"), compared to the year ended February 28, 1998 ("Fiscal 1998"), and Fiscal 1998 compared to the year ended February 28,
1997 ("Fiscal 1997"), and (ii) financial liquidity and capital resources for Fiscal 1999. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

     The Company operates primarily in the beverage alcohol industry in the United States and the United Kingdom. The Company reports its operating results in four segments: Canandaigua Wine (branded wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); and Corporate Operations and Other (primarily corporate related items).

     During the fourth quarter of Fiscal 1999, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. For further discussion of the impact of this accounting change, see Note 1 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     RECENT ACQUISITIONS

     On December 1, 1998, the Company acquired control of Matthew Clark and has since acquired all of Matthew Clark's outstanding shares. Prior to the Matthew Clark Acquisition, the Company was principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. The Matthew Clark Acquisition established the Company as a leading British producer of cider, wine and bottled water and as a leading beverage alcohol wholesaler in the United Kingdom. (See also the discussions regarding Matthew Clark under Item 1 "Business" of this Annual Report on Form 10-K.) The results of operations of Matthew Clark have been included in the consolidated results of operations of the Company since the date of acquisition, December 1, 1998.

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc. In connection with the transaction, the Company also entered into multi-year agreements with Diageo to provide packaging and distilling services for various brands retained by Diageo. The addition of the Canadian whisky brands from this transaction strengthens the Company's position in the North American distilled spirits category, and enhances the Company's portfolio of brands and category participation.

     The Matthew Clark and Black Velvet Acquisitions are significant and the Company expects them to have a material impact on the Company's future results of operations.

     RECENT DEVELOPMENTS - PENDING ACQUISITIONS OF SIMI AND FRANCISCAN

     On April 1, 1999, the Company entered into a definitive agreement with Moet Hennessy, Inc. to purchase all of the outstanding capital stock of Simi. The Simi Acquisition includes the Simi winery, equipment, vineyards, inventory and worldwide ownership of the Simi brand name.

     On April 21, 1999, the Company entered into definitive purchase agreements with Franciscan and its shareholders, and certain parties related to Franciscan to, among other matters, purchase all of the outstanding capital stock of Franciscan and acquire certain vineyards and related vineyard assets. Pursuant to the Franciscan Acquisition, the Company will: (i) acquire the Franciscan Oakville Estate, Estancia and Mt. Veeder brands; (ii) acquire wineries located in Rutherford, Monterey and Mt. Veeder, California; (iii) acquire vineyards in the Napa Valley, Alexander Valley, Monterey and Paso Robles appellations and additionally, will enter into long-term grape contracts with certain parties related to Franciscan to purchase additional grapes grown in the Napa and Alexander Valley appellations; (iv) acquire distribution rights to the Quintessa and Veramonte brands; and (v) acquire equity interests in entities that own the Veramonte brand and the Veramonte winery and certain vineyards located in the Casablanca Valley, Chile.

     The agreements for the Simi and Franciscan Acquisitions are subject to certain customary conditions prior to closing, which the Company expects will be satisfied. The Company cannot guarantee, however, that those transactions will be completed upon the agreed upon terms, or at all.

RESULTS OF OPERATIONS
---------------------

FISCAL 1999 COMPARED TO FISCAL 1998

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 1999 and Fiscal 1998.

                                    Fiscal 1999 Compared to Fiscal 1998
                                 -----------------------------------------
                                                 Net Sales
                                 -----------------------------------------
                                                                %Increase/
                                    1999           1998          Decrease
                                 ----------     ----------      ----------
     Canandaigua Wine:
       Branded                   $  598,782     $  570,807         4.9 %
       Other                         70,711         71,988        (1.8)%
                                 ----------     ----------
     Net sales                   $  669,493     $  642,795         4.2 %
                                 ----------     ----------
     Barton:
       Beer                      $  478,611     $  376,607        27.1 %
       Spirits                      185,938        191,190        (2.7)%
                                 ----------     ----------
     Net sales                   $  664,549     $  567,797        17.0 %
                                 ----------     ----------
     Matthew Clark:
       Branded                   $   64,879     $     --            --
       Wholesale                     93,881           --            --
                                 ----------     ----------
     Net sales                   $  158,760     $     --            --
                                 ----------     ----------
     Corporate Operations
       and Other                 $    4,541     $    2,196       106.8 %
                                 ----------     ----------

     Consolidated Net Sales      $1,497,343     $1,212,788        23.5 %
                                 ==========     ==========

     Net sales for Fiscal 1999 increased to $1,497.3 million from $1,212.8 million for Fiscal 1998, an increase of $284.6 million, or 23.5%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Fiscal 1999 increased to $669.5 million from $642.8 million for Fiscal 1998, an increase of $26.7 million, or 4.2%. This increase resulted primarily from (i) the introduction of two new products, Arbor Mist and Mystic Cliffs, in Fiscal 1999, (ii) Paul Masson Grande Amber Brandy growth, and (iii) Almaden boxed wine growth. These increases were partially offset by declines in other wine brands and in the Company's grape juice concentrate business.

     Barton
     ------

     Net sales for Barton for Fiscal 1999 increased to $664.5 million from $567.8 million for Fiscal 1998, an increase of $96.8 million, or 17.0%. This increase resulted primarily from an increase in sales of beer brands led by Barton's Mexican portfolio. This increase was partially offset by a decrease in revenues from Barton's spirits contract bottling business.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Fiscal 1999 since the date of acquisition, December 1, 1998, were $158.8 million.

     GROSS PROFIT

     The Company's gross profit increased to $448.0 million for Fiscal 1999 from $343.8 million for Fiscal 1998, an increase of $104.3 million, or 30.3%. The dollar increase in gross profit resulted primarily from the sales generated by the Matthew Clark Acquisition completed in the fourth quarter of Fiscal 1999, increased beer sales and the combination of higher average selling prices and lower average costs for branded wine sales. As a percent of net sales, gross profit increased to 29.9% for Fiscal 1999 from 28.3% for Fiscal 1998. The increase in the gross profit margin resulted primarily from higher selling prices and lower costs for Canandaigua Wine's branded wine sales, partially offset by a sales mix shift towards lower margin products, particulary due to the growth in Barton's beer sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $299.5 million for Fiscal 1999 from $231.7 million for Fiscal 1998, an increase of $67.8 million, or 29.3%. The dollar increase in selling, general and administrative expenses resulted primarily from expenses related to the Matthew Clark Acquisition, as well as marketing and promotional costs associated with the Company's increased branded sales volume. The year-over-year comparison also benefited from a one time charge for separation costs incurred in Fiscal 1998 related to an organizational change within Barton. Selling, general and administrative expenses as a percent of net sales increased to 20.0% for Fiscal 1999 as compared to 19.1% for Fiscal 1998. The increase in percent of net sales resulted primarily from (i) Canandaigua Wine's investment in brand building and efforts to increase market share and (ii) the Matthew Clark Acquisition, as Matthew Clark's selling, general and administrative expenses as a percent of net sales is typically higher than for the Company's other operating segments.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $2.6 million in Fiscal 1999 related to the closure of a production facility in the United Kingdom. No such charges were incurred in Fiscal 1998.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Fiscal 1999 and Fiscal 1998.

                                        Fiscal 1999 Compared to Fiscal 1998
                                        -----------------------------------
                                               Operating Profit/(Loss)
                                        -----------------------------------
                                                                 %Increase/
                                          1999         1998      (Decrease)
                                        --------     --------    ----------
     Canandaigua Wine                   $ 46,283     $ 45,440        1.9 %
     Barton                              102,624       77,010       33.3 %
     Matthew Clark                         8,998         --           --
     Corporate Operations and Other      (12,013)     (10,380)     (15.7)%
                                        --------     --------
     Consolidated Operating Profit      $145,892     $112,070       30.2 %
                                        ========     ========

     As a result of the above factors, operating income increased to $145.9 million for Fiscal 1999 from $112.1 million for Fiscal 1998, an increase of $33.8 million, or 30.2%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $41.5 million for Fiscal 1999 from $32.2 million for Fiscal 1998, an increase of $9.3 million or 28.8%. The increase resulted primarily from additional interest expense associated with the borrowings related to the Matthew Clark Acquisition.

     EXTRAORDINARY ITEM, NET OF INCOME TAXES

     The Company incurred an extraordinary charge of $11.4 million after taxes in Fiscal 1999. This charge resulted from fees related to the replacement of the Company's bank credit facility, including extinguishment of the Term Loan. No extraordinary charges were incurred in Fiscal 1998.

     NET INCOME

     As a result of the above factors, net income increased to $50.5 million for Fiscal 1999 from $47.1 million for Fiscal 1998, an increase of $3.3 million, or 7.1%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 1999 were $184.5 million, an increase of $39.3 million over EBITDA of $145.2 million for Fiscal 1998. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

FISCAL 1998 COMPARED TO FISCAL 1997

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 1998 and Fiscal 1997.

                                         Fiscal 1998 Compared to Fiscal 1997
                                       ---------------------------------------
                                                     Net Sales
                                       ---------------------------------------
                                                                    %Increase/
                                          1998          1997        (Decrease)
                                       ----------    ----------     ----------
     Canandaigua Wine:
       Branded                         $  570,807    $  537,745        6.1 %
       Other                               71,988       112,546      (36.0)%
                                       ----------    ----------
     Net sales                         $  642,795    $  650,291       (1.2)%
                                       ----------    ----------
     Barton:
       Beer                            $  376,607    $  298,925       26.0 %
       Spirits                            191,190       185,289        3.2 %
                                       ----------    ----------
     Net sales                         $  567,797    $  484,214       17.3 %
                                       ----------    ----------

     Corporate Operations and Other    $    2,196    $      508      332.3 %
                                       ----------    ----------

     Consolidated Net Sales            $1,212,788    $1,135,013        6.9%
                                       ==========    ==========


     Net sales for Fiscal 1998 increased to $1,212.8 million from $1,135.0 million for Fiscal 1997, an increase of $77.8 million, or 6.9%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Fiscal 1998 decreased to $642.8 million from $650.3 million for Fiscal 1997, a decrease of $7.5 million, or 1.2%. This decrease resulted primarily from lower sales of grape juice concentrate, bulk wine and other branded wine products, partially offset by an increase in table wine sales and brandy sales.

     Barton
     ------

     Net sales for Barton for Fiscal 1998 increased to $567.8 million from $484.2 million for Fiscal 1997, an increase of $83.6 million, or 17.3%. This increase resulted primarily from additional beer sales, largely Mexican beer, and additional spirits sales.

     GROSS PROFIT

     The Company's gross profit increased to $343.8 million for Fiscal 1998 from $322.2 million for Fiscal 1997, an increase of $21.5 million, or 6.7%. The dollar increase in gross profit resulted primarily from increased beer sales, higher average selling prices and cost structure improvements related to branded wine sales, higher average selling prices in excess of cost increases related to grape juice concentrate sales and higher average selling prices and increased volume related to branded spirits sales. These increases were partially offset by lower sales volume of grape juice concentrate and bulk wine. As a percent of net sales, gross profit decreased slightly to 28.3% for Fiscal 1998 from 28.4% for Fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $231.7 million for Fiscal 1998 from $209.0 million for Fiscal 1997, an increase of $22.7 million, or 10.9%. The dollar increase in selling, general and administrative expenses resulted principally from marketing and selling costs associated with the Company's branded sales volume, and a one-time charge for separation costs related to an organizational change within the Barton segment. Selling, general and administrative expenses as a percent of net sales increased to 19.1% for Fiscal 1998 as compared to 18.4% for Fiscal 1997. The increase in percent of net sales resulted from the one-time charge for separation costs and from a change in the sales mix in the Canandaigua Wine segment towards branded products, which have a higher percent of marketing and selling costs relative to sales.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Fiscal 1998 and Fiscal 1997.

                                         Fiscal 1998 Compared to Fiscal 1997
                                        -------------------------------------
                                               Operating Profit/(Loss)
                                        -------------------------------------
                                                                  %Increase/
                                          1998         1997      (Decrease)
                                        --------     --------    -----------
     Canandaigua Wine                   $ 45,440     $ 51,525       (11.8)%
     Barton                               77,010       73,073         5.4 %
     Corporate Operations and Other      (10,380)     (11,388)        8.9 %
                                        --------     --------
     Consolidated Operating Profit      $112,070     $113,210        (1.0)%
                                        ========     ========


     As a result of the above factors, operating income decreased to $112.1 million for Fiscal 1998 from $113.2 million for Fiscal 1997, a decrease of $1.1 million, or 1.0%.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $32.2 million for Fiscal 1998 from $34.1 million for Fiscal 1997, a decrease of $1.9 million or 5.5%. The decrease was primarily due to a decrease in the Company's average borrowings which was partially offset by an increase in the average interest rate.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate for Fiscal 1998 decreased to 41.0% from 41.7% for Fiscal 1997 as Fiscal 1997 reflected a higher effective tax rate in California caused by statutory limitations on the Company's ability to utilize certain deductions.

     NET INCOME

     As a result of the above factors, net income increased to $47.1 million for Fiscal 1998 from $46.2 million for Fiscal 1997, an increase of $0.9 million, or 2.1%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 1998 were $145.2 million, an increase of $0.2 million over EBITDA of $145.0 million for Fiscal 1997. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

FISCAL 1999 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Fiscal 1999 was $107.3 million, which resulted from $112.3 million in net income adjusted for noncash items, less $5.0 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from post acquisition activity attributable to the Matthew Clark Acquisition resulting in a decrease in other accrued expenses and liabilities and accounts payable, partially offset by a decrease in accounts receivable.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Fiscal 1999 was $382.4 million, which resulted primarily from net cash paid of $332.2 million for the Matthew Clark Acquisition and $49.9 million of capital expenditures, including $7.0 million for vineyards.

     Net cash provided by financing activities for Fiscal 1999 was $301.0 million, which resulted primarily from proceeds of $635.1 million from issuance of long-term debt, including $358.1 million of long-term debt incurred to acquire Matthew Clark. This amount was partially offset by principal payments of $264.1 million of long-term debt, repurchases of $44.9 million of the Company's Class A Common Stock, payment of $17.1 million of long-term debt issuance costs and repayment of $13.9 million of net revolving loan borrowings.

     As of February 28, 1999, under the 1998 Credit Agreement, the Company had outstanding term loans of $625.6 million bearing interest at 7.6%, $83.1 million of revolving loans bearing interest at 7.3%, undrawn revolving letters of credit of $4.0 million, and $212.9 million in revolving loans available to be drawn.

     Total debt outstanding as of February 28, 1999, amounted to $925.4 million, an increase of $500.2 million from February 28, 1998. The ratio of total debt to total capitalization increased to 68.0% as of February 28, 1999, from 50.0% as of February 28, 1998.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the bank credit agreement. The repurchased shares will become treasury shares. As of May 28, 1999, the Company had purchased 1,018,836 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $44.05 per share.

THE COMPANY'S CREDIT AGREEMENT

     On December 14, 1998, the Company, its principal operating subsidiaries (other than Matthew Clark and its subsidiaries), and a syndicate of banks, for which The Chase Manhattan Bank acts as administrative agent, entered into a First Amended and Restated Credit Agreement (the "1998 Credit Agreement"), effective as of November 2, 1998, which amends and restates in its entirety the credit agreement entered into between the Company and The Chase Manhattan Bank on November 2, 1998. The 1998 Credit Agreement includes both US dollar and British pound sterling commitments of the syndicate banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion) with the proceeds available for repayment of all outstanding principal and accrued interest on all loans under the Company's bank credit agreement dated as of December 19, 1997, payment of the purchase price for the Matthew Clark shares, repayment of Matthew Clark's credit facilities, funding of permitted acquisitions, payment of transaction expenses and ongoing working capital needs of the Company.

     The 1998 Credit Agreement provides for a $350.0 million Tranche I Term Loan facility due in December 2004, a $200.0 million Tranche II Term Loan facility due in June 2000, a $150.0 million Tranche III Term Loan facility due in December 2005, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. Portions of the Tranche I Term Loan facility and the Revolving Credit facility are available for borrowing in British pound sterling. A brief description of the 1998 Credit Agreement is contained in Note 6 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     The Company expects to finance the purchase price for the Simi and Franciscan Acquisitions with borrowings under an amendment to the 1998 Credit Agreement.

SENIOR SUBORDINATED NOTES

     As of February 28, 1999, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003, being the $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 issued in December 1993 (the "Original Notes") and the $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due December 2003 issued in February 1997 (the "Series C Notes"). The Original Notes and the Series C Notes are currently redeemable, in whole or in part, at the option of the Company. A brief description of the Original Notes and the Series C Notes is contained in Note 6 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "$200 Million Notes"). The Company used the proceeds from the sale of the $200 Million Notes to fund the Black Velvet Acquisition ($185.5 million) and to pay the fees and expenses related thereto with the remainder of the net proceeds to be used for general corporate purposes or to fund future acquisitions. The $200 Million Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the $200 Million Notes using the proceeds of certain equity offerings completed before March 1, 2002. A brief description of the $200 Million Notes is contained in Note 17 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

CAPITAL EXPENDITURES

     During Fiscal 1999, the Company incurred $49.9 million for capital expenditures, including $7.0 million related to vineyards. The Company plans to spend approximately $49.6 million for capital expenditures, exclusive of vineyards, in fiscal 2000. In addition, the Company continues to consider the purchase, lease and development of vineyards. See "Business - Sources and Availability of Raw Materials" under Item 1 of this Annual Report on Form 10-K. The Company may incur additional expenditures for vineyards if opportunities become available. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

COMMITMENTS

     The Company has agreements with suppliers to purchase various spirits and blends of which certain agreements are denominated in British pound sterling. The future obligations under these agreements, based upon exchange rates at February 28, 1999, aggregate approximately $17.2 million for contracts expiring through December 2002.

     At February 28, 1999, the Company had open currency forward contracts to purchase various foreign currencies of $12.4 million which mature within twelve months. The Company's use of such contracts is limited to the management of currency rate risks related to purchases denominated in a foreign currency. The Company's strategy is to enter only into currency exchange contracts that are matched to specific purchases and not to enter into any speculative contracts.

EFFECTS OF INFLATION AND CHANGING PRICES

     The Company's results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet and measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2000. The Company believes the effect of adoption on its financial statements will not be material based on the Company's current risk management strategies.

YEAR 2000 ISSUE

     For purposes of the following Year 2000 discussion, the information presented includes the effect of the Black Velvet Acquisition. The Company has in place detailed programs to address Year 2000 readiness in its internal systems and with its key customers and suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, have been inventoried and assessed. In addition, plans have been developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and approximately 75% of the remediation phase. With respect to its non-information technology systems, the Company has completed the entire assessment phase and approximately 64% of the remediation phase. Selected areas, both internal and external, are being tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by September 1999. The Company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by September 1999.

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

     The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

     The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a contingency plan could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. For example, the Company would experience a material adverse impact on its business if significant suppliers of beer, glass or other raw materials, or utility systems fail to timely provide the Company with necessary inventories or services due to Year 2000 systems failures.

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

EURO CONVERSION ISSUES

     Effective January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the Participating Countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the Participating Countries, whereas the euro (and the Participating Countries' currency in tandem) will continue to float freely against the U.S. dollar and other currencies of the non-participating countries. The Company does not believe that the effects of the conversion will have a material adverse effect on the Company's business and operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. To manage the volatility relating to these risks, the Company periodically enters into derivative transactions including foreign currency exchange contracts and interest rate swap agreements. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivative instruments solely to reduce the financial impact of these risks.

     The fair value of long-term debt is subject to interest rate risk. Generally, the fair value of long-term debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt, including current maturities, was approximately $844.6 million at February 28, 1999. A hypothetical 1% increase from prevailing interest rates at February 28, 1999, would result in a decrease in fair value of long-term debt by approximately $7.7 million. Also, a hypothetical 1% increase from prevailing interest rates at February 28, 1999, would result in an approximate increase in cash required for interest on variable interest rate debt during the next five fiscal years as follows:

                           2000        $ 6.2 million
                           2001        $ 5.1 million
                           2002        $ 3.8 million
                           2003        $ 3.4 million
                           2004        $ 2.9 million

     The Company periodically enters into interest rate swap agreements to reduce its exposure to interest rate changes relative to its long-term debt. At February 28, 1999, the Company had no interest rate swap agreements outstanding.

     The Company has exposure to foreign currency risk as a result of having international subsidiaries in the United Kingdom. The Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. At February 28, 1999, management believes that a hypothetical 10% adverse change in foreign currency exchange rates would not result in a material adverse impact on either earnings or cash flow. The Company also has exposure to foreign currency risk as a result of contracts to purchase inventory items that are denominated in various foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations resulting from these contracts, the Company periodically enters into foreign exchange hedging agreements. At February 28, 1999, the potential loss on outstanding foreign exchange hedging agreements from a hypothetical 10% adverse change in foreign currency exchange rates would not be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------


                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                       AND
                                       ---
                             SUPPLEMENTARY SCHEDULES
                             -----------------------

                                FEBRUARY 28, 1999
                                -----------------

                                                                            Page
                                                                            ----
The following information is presented in this Annual Report on Form 10-K:

    Report of Independent Public Accountants.............................    28
    Consolidated Balance Sheets - February 28, 1999 and 1998.............    29
    Consolidated Statements of Income for the years ended
         February 28, 1999, 1998 and 1997................................    30
    Consolidated Statements of Changes in Stockholders' Equity
         for the years ended February 28, 1999, 1998 and 1997............    31
    Consolidated Statements of Cash Flows for the years ended
         February 28, 1999, 1998 and 1997................................    32
    Notes to Consolidated Financial Statements...........................    33
    Selected Financial Data..............................................    14
    Selected Quarterly Financial Information (unaudited).................    52

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

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Canandaigua Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Canandaigua Brands, Inc. (a Delaware corporation) and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canandaigua Brands, Inc. and subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, the Company has given retroactive effect to the change in accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.


                                               /s/ Arthur Andersen LLP


Rochester, New York
  April 22, 1999

                   CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                          February 28,
                                                  ---------------------------
                                                      1999            1998
                                                  -----------     -----------
                    ASSETS
                    ------
CURRENT ASSETS:
  Cash and cash investments                       $    27,645     $     1,232
  Accounts receivable, net                            260,433         142,615
  Inventories, net                                    508,571         411,424
  Prepaid expenses and other current assets            59,090          26,463
                                                  -----------     -----------
    Total current assets                              855,739         581,734
PROPERTY, PLANT AND EQUIPMENT, net                    428,803         244,035
OTHER ASSETS                                          509,234         264,786
                                                  -----------     -----------
  Total assets                                    $ 1,793,776     $ 1,090,555
                                                  ===========     ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $    87,728     $    91,900
  Current maturities of long-term debt                  6,005          24,118
  Accounts payable                                    122,746          52,055
  Accrued Federal and state excise taxes               49,342          17,498
  Other accrued expenses and liabilities              149,451         104,896
                                                  -----------     -----------
    Total current liabilities                         415,272         290,467
                                                  -----------     -----------
LONG-TERM DEBT, less current maturities               831,689         309,218
                                                  -----------     -----------
DEFERRED INCOME TAXES                                  88,179          59,237
                                                  -----------     -----------
OTHER LIABILITIES                                      23,364           6,206
                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none in 1999 and 1998                        --              --
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 17,915,359 shares in 1999
    and 17,604,784 shares in 1998                         179             176
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,849,173 shares in 1999 and
    3,956,183 shares in 1998                               39              40
  Additional paid-in capital                          239,912         231,687
  Retained earnings                                   281,081         230,609
  Accumulated other comprehensive income-
    Cumulative translation adjustment                  (4,173)           --
                                                  -----------     -----------
                                                      517,038         462,512
                                                  -----------     -----------
  Less-Treasury stock-
  Class A Common Stock, 3,168,306 shares in
    1999 and 2,199,320 shares in 1998,
    at cost                                           (79,559)        (34,878)
  Class B Convertible Common Stock, 625,725
    shares in 1999 and 1998, at cost                   (2,207)         (2,207)
                                                  -----------     -----------
                                                      (81,766)        (37,085)
                                                  -----------     -----------
    Total stockholders' equity                        435,272         425,427
                                                  -----------     -----------
  Total liabilities and stockholders' equity      $ 1,793,776     $ 1,090,555
                                                  ===========     ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                         - 30 -

                        CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                          (in thousands, except per share data)
                                                 For the Years Ended February 28,
                                          ---------------------------------------------
                                              1999             1998             1997
                                          -----------      -----------      -----------
GROSS SALES                               $ 1,984,801      $ 1,632,357      $ 1,534,452
  Less - Excise taxes                        (487,458)        (419,569)        (399,439)
                                          -----------      -----------      -----------
    Net sales                               1,497,343        1,212,788        1,135,013
COST OF PRODUCT SOLD                       (1,049,309)        (869,038)        (812,812)
                                          -----------      -----------      -----------
    Gross profit                              448,034          343,750          322,201
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   (299,526)        (231,680)        (208,991)
NONRECURRING CHARGES                           (2,616)            --               --
                                          -----------      -----------      -----------
    Operating income                          145,892          112,070          113,210
INTEREST EXPENSE, net                         (41,462)         (32,189)         (34,050)
                                          -----------      -----------      -----------
    Income before taxes and
      extraordinary item                      104,430           79,881           79,160
PROVISION FOR INCOME TAXES                    (42,521)         (32,751)         (32,977)
                                          -----------      -----------      -----------
    Income before extraordinary item           61,909           47,130           46,183
EXTRAORDINARY ITEM, NET OF INCOME TAXES       (11,437)            --               --
                                          -----------      -----------      -----------
NET INCOME                                $    50,472      $    47,130      $    46,183
                                          ===========      ===========      ===========
SHARE DATA:
Earnings per common share:
  Basic:
    Income before extraordinary item      $      3.38      $      2.52      $      2.39
    Extraordinary item                          (0.62)            --               --
                                          -----------      -----------      -----------
  Earnings per common share - basic       $      2.76      $      2.52      $      2.39
                                          ===========      ===========      ===========
  Diluted:
    Income before extraordinary item      $      3.30      $      2.47      $      2.37
    Extraordinary item                          (0.61)            --               --
                                          -----------      -----------      -----------
  Earnings per common share - diluted     $      2.69      $      2.47      $      2.37
                                          ===========      ===========      ===========
Weighted average common shares
  outstanding:
    Basic                                      18,293           18,672           19,333
    Diluted                                    18,754           19,105           19,521

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                           - 31 -

                                        CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (in thousands, except share data)
                                                                                     Accumulated
                                            Common Stock     Additional                 Other
                                          ----------------    Paid-In    Retained   Comprehensive  Treasury    Restricted
                                          Class A  Class B    Capital    Earnings      Income        Stock       Stock       Total
                                          -------  -------   ----------  --------   -------------  ---------   ----------  --------
BALANCE,  February 29, 1996                 $174     $40     $221,133    $137,296      $  -        $ (7,441)     $  -      $351,202
Net income and comprehensive income
  for fiscal 1997                             -       -          -         46,183         -            -            -        46,183
Conversion of 35,500 Class B Convertible
  Common shares to Class A Common shares      -       -          -           -            -            -            -          -
Exercise of 3,750 Class A stock options       -       -            17        -            -            -            -            17
Employee stock purchases of 37,768
  treasury shares                             -       -           884        -            -             114         -           998
Repurchase of 787,450 Class A Common
  shares                                      -       -          -           -            -         (20,765)        -       (20,765)
Acceleration of 18,500 Class A stock
  options                                     -       -           248        -            -            -            -           248
Tax benefit on Class A stock options
  exercised                                   -       -            27        -            -            -            -            27
Tax benefit on disposition of employee
  stock purchases                             -       -            27        -            -            -            -            27
                                            ----     ---     --------    --------      -------     --------       ------   --------

BALANCE,  February 28, 1997                  174      40      222,336     183,479         -         (28,092)        -       377,937
Net income and comprehensive income for
  fiscal 1998                                 -       -          -         47,130         -            -            -        47,130
Exercise of 117,452 Class A stock options      2      -         1,799        -            -            -            -         1,801
Employee stock purchases of 78,248
  treasury shares                             -       -         1,016        -            -             240         -         1,256
Repurchase of 362,100 Class A Common
  shares                                      -       -          -           -            -          (9,233)        -        (9,233)
Acceleration of 142,437 Class A stock
  options                                     -       -         3,625        -            -            -            -         3,625
Issuance of 25,000 restricted Class A
  Common shares                               -       -         1,144        -            -            -          (1,144)      -
Amortization of unearned restricted
  stock compensation                          -       -          -           -            -            -             267        267
Accelerated amortization of unearned
  restricted stock compensation               -       -           200        -            -            -             877      1,077
Tax benefit on Class A stock options
  exercised                                   -       -         1,382        -            -            -            -         1,382
Tax benefit on disposition of employee
  stock purchases                             -       -           185        -            -            -            -           185
                                            ----     ---     --------    --------      -------     --------       ------   --------

BALANCE,  February 28, 1998                  176      40      231,687     230,609         -         (37,085)        -       425,427
Comprehensive income:
  Net income for fiscal 1999                  -       -          -         50,472         -            -            -        50,472
  Cumulative translation adjustment           -       -          -           -          (4,173)        -            -        (4,173)
                                                                                                                           --------
Comprehensive income                                                                                                         46,299
                                                                                                                           --------
Conversion of 107,010 Class B Convertible
  Common shares to Class A Common shares       1      (1)        -           -            -            -            -          -
Exercise of 203,565 Class A stock options      2      -         4,085        -            -            -            -         4,087
Employee stock purchases of 49,850
  treasury shares                             -       -         1,643        -            -             197         -         1,840
Repurchase of 1,018,836 Class A Common
  shares                                      -       -          -           -            -         (44,878)        -       (44,878)
Acceleration of 1,250 Class A stock
  options                                     -       -            43        -            -            -            -            43
Tax benefit on Class A stock options
  exercised                                   -       -         2,320        -            -            -            -         2,320
Tax benefit on disposition of employee
  stock purchases                             -       -           134        -            -            -            -           134
                                            ----     ---     --------    --------      -------     --------      -------   --------

BALANCE,  February 28, 1999                 $179     $39     $239,912    $281,081      $(4,173)    $(81,766)     $  -      $435,272
                                            ====     ===     ========    ========      =======     ========      =======   ========

              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                   - 32 -

                                CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                               For the Years Ended February 28,
                                                           --------------------------------------
                                                              1999          1998          1997
                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  50,472     $  47,130     $  46,183

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of property, plant and equipment           27,282        23,847        22,359
      Extraordinary item, net of income taxes                 11,437          -             -
      Amortization of intangible assets                       11,308         9,314         9,480
      Deferred tax provision                                  10,053         4,275        18,630
      Loss (gain) on sale of assets                            1,193        (3,001)       (3,371)
      Amortization of discount on long-term debt                 388           352           112
      Stock-based compensation expense                           144         1,747           275
      Change in operating assets and liabilities,
        net of effects from purchase of business:
          Accounts receivable, net                            44,081           749         3,523
          Inventories, net                                     1,190       (60,659)      (15,137)
          Prepaid expenses and other current assets          (14,115)       (4,354)        3,271
          Accounts payable                                   (17,560)       (3,288)         (431)
          Accrued Federal and state excise taxes              17,124           440        (2,641)
          Other accrued expenses and liabilities             (31,807)       14,655        24,617
          Other assets and liabilities, net                   (3,945)       (2,452)          898
                                                           ----------    ----------    ----------
          Total adjustments                                   56,773       (18,375)       61,585
                                                           ----------    ----------    ----------
          Net cash provided by operating activities          107,245        28,755       107,768
                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business, net of cash acquired                (332,216)         -             -
  Purchases of property, plant and equipment                 (49,857)      (31,203)      (31,649)
  Purchase of joint venture minority interest                   (716)         -             -
  Proceeds from sale of assets                                   431        12,552         9,174
  Payment of accrued earn-out amounts                           -             -          (13,848)
                                                           ----------    ----------    ----------
          Net cash used in investing activities             (382,358)      (18,651)      (36,323)
                                                           ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net
    of discount                                              635,090       140,000        61,668
  Exercise of employee stock options                           4,083         1,776            17
  Proceeds from employee stock purchases                       1,840         1,256           998
  Principal payments of long-term debt                      (264,101)     (186,367)      (50,842)
  Purchases of treasury stock                                (44,878)       (9,233)      (20,765)
  Payment of issuance costs of long-term debt                (17,109)       (1,214)       (1,550)
  Net (repayment of) proceeds from notes payable             (13,907)       34,900       (54,300)
                                                           ----------    ----------    ----------
          Net cash provided by (used in) financing
            activities                                       301,018       (18,882)      (64,774)
                                                           ----------    ----------    ----------

Effect of exchange rate changes on cash and
  cash investments                                               508          -             -
                                                           ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS          26,413        (8,778)        6,671
CASH AND CASH INVESTMENTS, beginning of year                   1,232        10,010         3,339
                                                           ----------    ----------    ----------
CASH AND CASH INVESTMENTS, end of year                     $  27,645     $   1,232     $  10,010
                                                           ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                               $  36,257     $  33,394     $  32,615
                                                           ==========    ==========    ==========
    Income taxes                                           $  40,714     $  32,164     $   4,411
                                                           ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including
      cash acquired                                        $ 740,880     $    -        $    -
    Liabilities assumed                                     (382,759)         -             -
                                                           ----------    ----------    ----------
    Cash paid                                                358,121          -             -
    Less - cash acquired                                     (25,905)         -             -
                                                           ----------    ----------    ----------
    Net cash paid for purchase of business                 $ 332,216     $    -        $    -
                                                           ==========    ==========    ==========

    Goodwill reduction on settlement of disputed
      final closing net current asset statement
      for Vintners Acquisition                             $    -        $    -        $   5,894
                                                           ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CANANDAIGUA BRANDS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS -
Canandaigua Brands, Inc., and its subsidiaries (the Company) operate primarily in the beverage alcohol industry. The Company is principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. It maintains a portfolio of over 170 national and regional brands of beverage alcohol which are distributed by over 1,000 wholesalers throughout the United States and selected international markets. The Company is also a leading United Kingdom-based producer of its own brands of cider, wine and bottled water and a leading independent beverage supplier to the on-premise trade, distributing its own branded products and those of other companies to more than 16,000 on-premise establishments in the U.K.

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

FOREIGN CURRENCY TRANSLATION -
The "functional currency" for translating the accounts of the Company's operations outside the U.S. is the local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expenses.

CASH INVESTMENTS -
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 28, 1999 and 1998, are not significant.

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

     FOREIGN EXCHANGE HEDGING AGREEMENTS: The fair value of currency forward contracts is estimated based on quoted market prices.
     LETTERS OF CREDIT: At February 28, 1999 and 1998, the Company had letters of credit outstanding totaling approximately $4.0 million and $3.9 million, respectively, which guarantee payment for certain obligations. The Company recognizes expense on these obligations as incurred and no material losses are anticipated.

The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows as of February 28:

                                                1999                                 1998
                                  ---------------------------------    --------------------------------
                                  Notional    Carrying      Fair       Notional    Carrying      Fair
                                   Amount      Amount       Value       Amount      Amount       Value
(in thousands)                    --------    --------    ---------    --------    --------    --------
Liabilities:
------------
Notes payable                      $  --      $ 87,728    $ 87,728       $ --      $ 91,900    $ 91,900
Long-term debt, including
  current portion                  $  --      $837,694    $844,568       $ --      $333,336    $340,934

Derivative Instruments:
-----------------------
Foreign exchange hedging
  agreements:
    Currency forward contracts     $12,444    $   --      $ (1,732)      $ --      $   --      $   --


INTEREST RATE FUTURES AND CURRENCY FORWARD CONTRACTS -
From time to time, the Company enters into interest rate futures and a variety of currency forward contracts in the management of interest rate risk and foreign currency transaction exposure. The Company has limited involvement with derivative instruments and does not use them for trading purposes. The Company uses derivatives solely to reduce the financial impact of the related risks. Unrealized gains and losses on interest rate futures are deferred and recognized as a component of interest expense over the borrowing period. Unrealized gains and losses on currency forward contracts are deferred and recognized as a component of the related transactions in the accompanying financial statements. Discounts or premiums on currency forward contracts are recognized over the life of the contract. Cash flows from derivative instruments are classified in the same category as the item being hedged. The Company's open currency forward contracts at February 28, 1999, hedge purchase commitments denominated in foreign currencies and mature within twelve months.

INVENTORIES -
During the fourth quarter of fiscal 1999, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company, and therefore, will result in a better measurement of operating results; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The effect of this change was to increase current assets, current liabilities and retained earnings by $17.4 million, $7.1 million, and $10.3 million, respectively, as of February 28, 1998. The effect of the change increased net income for the year ended February 28, 1998, by $2.9 million, or $0.15 per share on a diluted basis, and increased net income for the year ended February 28, 1997, by $18.5 million, or $0.95 per share on a diluted basis. The effect of the change on the first quarter of fiscal 1999 was to decrease net income $0.5 million, or $0.02 per share on a diluted basis. The effect of the change on the second and third quarters of fiscal 1999 was to increase net income $1.0 million, or $0.05 per share on a diluted basis, and $0.5 million, or $0.03 per share on a diluted basis, respectively.

Elements of cost include materials, labor and overhead and consist of the following as of February 28:

                                                   1999          1998
                                                 --------      --------
      (in thousands)
      Raw materials and supplies                 $ 32,388      $ 14,439
      Wine and distilled spirits in process       344,175       304,037
      Finished case goods                         132,008        92,948
                                                 --------      --------
                                                 $508,571      $411,424
                                                 ========      ========

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

OTHER ASSETS -
Other assets, which consist of goodwill, distribution rights, trademarks, agency license agreements, deferred financing costs, prepaid pension benefits, cash surrender value of officers' life insurance and other amounts, are stated at cost, net of accumulated amortization. Amortization is calculated on a straight-line or effective interest basis over the following estimated useful lives:

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
            Agency license agreements            16 to 40
            Deferred financing costs              5 to 10

At February 28, 1999, the weighted average remaining useful life of these assets is approximately 38 years. The face value of the officers' life insurance policies totaled $2.9 million at both February 28, 1999 and 1998.

LONG-LIVED ASSETS AND INTANGIBLES -
In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company did not record any asset impairment in fiscal 1999.

ADVERTISING AND PROMOTION COSTS -
The Company generally expenses advertising and promotion costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 1999 and 1998, are not material. Advertising and promotion expense for the years ended February 28, 1999, 1998, and 1997, were approximately $173.1 million, $111.7 million and $101.3 million, respectively.

INCOME TAXES -
The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax basis of assets and liabilities.

ENVIRONMENTAL -
Environmental expenditures that relate to current operations are expensed as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 1999 and 1998.

COMPREHENSIVE INCOME-
During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Changes in Stockholders' Equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform with the SFAS No. 130 requirements.

EARNINGS PER COMMON SHARE -
Basic earnings per common share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Convertible Common Stock. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and assumes the conversion of convertible securities, if any, using the "if converted" method.

2.  ACQUISITIONS:

MATTHEW CLARK ACQUISITION -
On December 1, 1998, the Company acquired control of Matthew Clark plc (Matthew Clark) and has since acquired all of Matthew Clark's outstanding shares (the Matthew Clark Acquisition). The total purchase price, including assumption of indebtedness, for the acquisition of Matthew Clark shares was approximately $475.0 million, net of cash acquired. Matthew Clark, founded in 1810, is a leading U.K.-based producer and distributor of its own brands of cider, wine and bottled water and a leading independent drinks wholesaler in the U.K.

The purchase price for the Matthew Clark shares was funded with proceeds from loans under a First Amended and Restated Credit Agreement (the "1998 Credit Agreement"), effective as of November 2, 1998, between the

Company and The Chase Manhattan Bank, as administrative agent, and a syndicate of banks who are parties to the 1998 Credit Agreement.

The Matthew Clark Acquisition was accounted for using the purchase method; accordingly, the Matthew Clark assets were recorded at fair market value at the date of acquisition, December 1, 1998. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), 99.3 million British pound sterling ($164.3 million as of December 1, 1998), is being amortized on a straight-line basis over 40 years. The results of operations of the Matthew Clark Acquisition have been included in the Consolidated Statements of Income since the date of the acquisition.

During fiscal 1999, the Company incurred and paid approximately $2.6 million in nonrecurring charges related to the closing of a Matthew Clark cider production facility. The charges were part of a production facility consolidation program that was begun prior to the acquisition. The unaudited pro forma results of operations for fiscal 1999 (shown in the table below) reflect total nonrecurring charges of $21.5 million ($0.69 per share on a diluted basis) related to this facility consolidation program, of which $18.9 million was incurred prior to the acquisition.

The following table sets forth unaudited pro forma results of operations of the Company for the years ended February 28, 1999 and 1998. The unaudited pro forma fiscal 1999 results of operations give effect to the Matthew Clark Acquisition as if it occurred on March 1, 1998. The unaudited pro forma fiscal 1998 results of operations give effect to the Matthew Clark Acquisition as if it occurred on March 1, 1997. The unaudited pro forma fiscal 1999 and fiscal 1998 results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                    1999              1998
                                                -----------       -----------
(in thousands, except per share data)
Net sales                                       $ 2,017,497       $ 1,883,813
Income before extraordinary item                $    49,126       $    55,879
Extraordinary item, net of income taxes         $   (11,437)      $      --
Net income                                      $    37,689       $    55,879

Earnings per common share:
  Basic:
    Income before extraordinary item            $      2.68       $      2.99
    Extraordinary item                                (0.62)             --
                                                -----------       -----------
  Earnings per common share - basic             $      2.06       $      2.99
                                                ===========       ===========
  Diluted:
    Income before extraordinary item            $      2.62       $      2.92
    Extraordinary item                                (0.61)             --
                                                -----------       -----------
  Earnings per common share - diluted           $      2.01       $      2.92
                                                ===========       ===========
Weighted average common shares outstanding:
  Basic                                              18,293            18,672
  Diluted                                            18,754            19,105

3.  PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows as of February 28:

                                               1999           1998
                                            ---------      ---------
      (in thousands)
      Land                                  $  25,700      $  15,103
      Buildings and improvements              104,152         74,706
      Machinery and equipment                 380,069        244,204
      Motor vehicles                           20,191          5,316
      Construction in progress                 35,468         17,485
                                            ---------      ---------
                                              565,580        356,814
      Less - Accumulated depreciation        (136,777)      (112,779)
                                            ---------      ---------
                                            $ 428,803      $ 244,035
                                            =========      =========

4. OTHER ASSETS:

The major components of other assets are as follows as of February 28:

                                                  1999            1998
                                               ---------       ---------
    (in thousands)
    Goodwill                                   $ 311,908       $ 150,595
    Distribution rights, agency license
      agreements and trademarks                  179,077         119,346
    Other                                         53,779          23,686
                                               ---------       ---------
                                                 544,764         293,627
    Less - Accumulated amortization              (35,530)        (28,841)
                                               ---------       ---------
                                               $ 509,234       $ 264,786
                                               =========       =========

5. OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows as of February 28:

                                                   1999          1998
                                                 --------      --------
         (in thousands)
         Accrued advertising and promotions      $ 38,604      $ 16,048
         Accrued salaries and commissions          15,584        23,704
         Other                                     95,263        65,144
                                                 --------      --------
                                                 $149,451      $104,896
                                                 ========      ========

6. BORROWINGS:

Borrowings consist of the following as of February 28:

                                                                              1999                            1998
                                                             ----------------------------------------       ---------
(in thousands)                                               Current        Long-term         Total           Total
                                                             --------       ---------       ---------       ---------
Notes Payable:
--------------
  Senior Credit Facility:
    Revolving Credit Loans                                   $ 83,075       $    --         $  83,075       $  91,900
  Other                                                         4,653            --             4,653            --
                                                             --------       ---------       ---------       ---------
                                                             $ 87,728       $    --         $  87,728       $  91,900
                                                             ========       =========       =========       =========
Long-term Debt:
---------------
  Senior Credit Facility:
    Term Loan, variable rate, aggregate proceeds of
      $140,000, due in installments through June 2003        $   --         $    --         $    --         $ 140,000
    Tranche I Term Loan, variable rate, aggregate
      proceeds of $275,630 (denominated in British
      pound sterling), due in installments beginning
      December 1999 through December 2004                       4,934         270,696         275,630            --
    Tranche II Term Loan, variable rate, aggregate
      proceeds of $200,000, due in June 2000                     --           200,000         200,000            --
    Tranche III Term Loan, variable rate, aggregate
      proceeds of $150,000, due in installments
      beginning December 1999 through December 2005               375         149,625         150,000            --
  Senior Subordinated Notes:
    8.75% currently redeemable due December 2003                 --           130,000         130,000         130,000
    8.75% Series C currently redeemable, due December
      2003 (less unamortized discount of $2,480 -
      effective rate 9.76%)                                      --            62,520          62,520          62,132
  Other Long-term Debt                                            696          18,848          19,544           1,204
                                                             --------       ---------       ---------       ---------
                                                             $  6,005       $ 831,689       $ 837,694       $ 333,336
                                                             ========       =========       =========       =========

SENIOR CREDIT FACILITY - On December 14, 1998, the Company, its principal operating subsidiaries (other than Matthew Clark and its subsidiaries), and a syndicate of banks (the Syndicate Banks), for which The Chase Manhattan Bank acts as administrative agent, entered into the 1998 Credit Agreement, effective as of November 2, 1998, which amends and restates in its entirety the credit agreement entered into between the Company and The Chase Manhattan Bank on November 2, 1998. The 1998 Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion) with the proceeds available for repayment of all outstanding principal and accrued interest on all loans under the Company's bank credit agreement dated as of December 19, 1997, payment of the purchase price for the Matthew Clark shares, repayment of Matthew Clark's credit facilities, funding of permitted acquisitions, payment of transaction expenses and ongoing working capital needs of the Company. The Company incurred an extraordinary loss of $19.3 million ($11.4 million after taxes) in the fourth quarter of 1999 resulting from fees related to the replacement of the bank credit agreement, including extinguishment of the Term Loan.

The 1998 Credit Agreement provides for a $350.0 million Tranche I Term Loan facility due in December 2004, a $200.0 million Tranche II Term Loan facility due in June 2000, a $150.0 million Tranche III Term Loan facility due in December 2005, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. Portions of the Tranche I Term Loan facility and the Revolving Credit facility are available for borrowing in British pound sterling.

The Tranche I Term Loan facility requires quarterly repayments, starting at $6.3 million in December 1999, increasing annually thereafter with a balloon payment at maturity of approximately $110.0 million. The Tranche II Term Loan facility requires no principal payments prior to the stated maturity. The Tranche III Term Loan facility requires quarterly repayments, starting at $0.4 million in December 1999 and increasing to approximately $18.0 million in March 2004. There are certain mandatory term loan prepayments, including those based on excess cash flow, sale of assets, issuance of debt or equity, and fluctuation in the U.S. dollar/British pound sterling exchange rate, in each case subject to baskets and thresholds which (other than with respect to those pertaining to fluctuations in the U.S. dollar/British pound sterling exchange rate, which were inapplicable under the previous bank credit agreement) are generally more favorable to the Company than those contained in its previous bank credit agreement.

The rate of interest payable, at the Company's option, is a function of the London interbank offering rate (LIBOR) plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 1998 Credit Agreement). The initial margin on LIBOR borrowings ranges between 1.75% and 2.50% and (other than for the Tranche II Term Loan facility) may be reduced after November 30, 1999, to between 1.125% and 1.50%, depending on the Company's Debt Ratio. Conversely, if the Debt Ratio of the Company should increase, the margin would be adjusted upwards to between 2.0% and 2.75% for LIBOR based borrowings. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments, initially at 0.50% per annum and subject to reduction after November 30, 1999, to 0.375%, depending on the Company's Debt Ratio.

Each of the Company's principal operating subsidiaries (other than Matthew Clark and its subsidiaries) has guaranteed the Company's obligation under the 1998 Credit Agreement, and the Company and those subsidiaries have given security interests to the Syndicate Banks in substantially all of their assets. The Company and its subsidiaries are subject to customary secured lending covenants including those restricting additional liens, incurring additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 1998 Credit Agreement is the requirement to maintain a fixed charges ratio of not less than 1.0 at the last day of each fiscal quarter for the most recent four quarters.

As of February 28, 1999, under the 1998 Credit Agreement, the Company had outstanding term loans of $625.6 million bearing interest at 7.62% and $83.1 million of revolving loans bearing interest at 7.25%. The Company had average outstanding Revolving Credit Loans of approximately $75.5 million, $59.9 million and $88.8 million for the years ended February 28, 1999, 1998 and 1997, respectively. Amounts available to be drawn down under the Revolving Credit Loans were $212.9 million and $89.2 million at February 28, 1999 and 1998, respectively. The average interest rate on the Revolving Credit Loans was 6.23%, 6.57% and 6.58% for fiscal 1999, fiscal 1998, and fiscal 1997, respectively.

SENIOR SUBORDINATED NOTES -
On December 27, 1993, the Company issued $130.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due in December 2003 (the Original Notes). Interest on the Original Notes is payable semiannually on June 15 and December 15 of each year. The Original Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the 1998 Credit Agreement. The Original Notes are guaranteed, on a senior subordinated basis, by all of the Company's significant operating subsidiaries (other than Matthew Clark and its subsidiaries).

The Trust Indenture relating to the Original Notes contains certain covenants, including, but not limited to, (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge ratio requiring a specified minimum.

On October 29, 1996, the Company issued $65.0 million aggregate principal amount of 8.75% Series B Senior Subordinated Notes due in December 2003 (the Series B Notes). In February 1997, the Company exchanged $65.0 million aggregate principal amount of 8.75% Series C Senior Subordinated Notes due in December
2003 (the  Series C Notes)  for the  Series B Notes.  The terms of the  Series C
Notes are  substantially  identical  in all  material  respects to the  Original
Notes.

DEBT PAYMENTS -
Principal payments required under long-term debt obligations during the next five fiscal years and thereafter are as follows:

                                 (in thousands)
                             2000          $   6,005
                             2001            224,972
                             2002             35,963
                             2003             42,876
                             2004            244,826
                          Thereafter         285,532
                                           ---------
                                           $ 840,174
                                           =========

7. INCOME TAXES:

The provision for income taxes consists of the following for the years ended February 28:

                                                    1999                         1998       1997
                                -------------------------------------------    --------   --------
                                              State
                                               and
                                 Federal      Local     Foreign      Total       Total      Total
                                --------    --------    -------    --------    --------   --------
(in thousands)
Current income tax provision    $ 23,827    $  8,539    $   102    $ 32,468    $ 28,476   $ 14,347
Deferred income tax provision      5,732       2,195      2,126      10,053       4,275     18,630
                                --------    --------    -------    --------    --------   --------
                                $ 29,559    $ 10,734    $ 2,228    $ 42,521    $ 32,751   $ 32,977          $
                                ========    ========    =======    ========    ========   ========

A reconciliation of the total tax provision to the amount computed by applying the expected U.S. Federal income tax rate to income before provision for income taxes is as follows for the years ended February 28:

                                            1999                  1998                  1997
                                     ------------------    ------------------    ------------------
                                                  % of                  % of                  % of
                                                 Pretax                Pretax                Pretax
                                      Amount     Income     Amount     Income     Amount     Income
                                     --------    ------    --------    ------    --------    ------
(in thousands)
Computed "expected" tax provision    $ 36,551     35.0     $ 27,958     35.0     $ 27,706     35.0

State and local income taxes, net
  of Federal income tax benefit         6,977      6.7        4,793      6.0        5,462      6.9

Miscellaneous items, net               (1,007)    (1.0)        -         -           (191)    (0.2)
                                     --------    ------    --------    ------    --------    ------
                                     $ 42,521     40.7     $ 32,751     41.0     $ 32,977     41.7
                                     ========    ======    ========    ======    ========    ======

Deferred tax liabilities (assets) are comprised of the following as of February 28:

                                               1999           1998
                                             --------       --------
          (in thousands)
          Depreciation and amortization      $ 89,447       $ 70,303
          LIFO reserve                         16,546          6,469
          Inventory reserves                    6,975          6,974
          Other accruals                      (15,009)       (18,193)
                                             --------       --------
                                             $ 97,959       $ 65,553
                                             ========       ========

At February 28, 1999, the Company has state and U.S.  Federal net operating loss
(NOL) carryforwards of $5.4 million and $2.7 million, respectively, to offset future taxable income that, if not otherwise utilized, will expire as follows: state NOLs of $0.6 million and $4.8 million during fiscal 2002 and fiscal 2003, respectively, and Federal NOL of $2.7 million during fiscal 2011.

8. PROFIT SHARING RETIREMENT PLANS AND RETIREMENT SAVINGS PLAN:

Effective March 1, 1998, the Company's existing retirement savings and profit sharing retirement plans and the Barton profit sharing and 401(k) plan were merged into the Canandaigua Brands, Inc. 401(k) and Profit Sharing Plan (the
Plan). The Plan covers substantially all employees, excluding those employees covered by collective bargaining agreements and Matthew Clark employees. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 10% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is in such discretionary amount as the Board of Directors may annually determine, subject to limitations of the Plan. Company contributions were $6.8 million, $5.9 million and $5.7 million for the years ended February 28, 1999, 1998 and 1997, respectively.

The Company's subsidiary, Matthew Clark, currently provides for two pension plans: the Matthew Clark Group Pension Plan; and the Matthew Clark Executive Pension Plan (the Plans). The Plans are defined benefit plans with assets held by a Trustee who administers funds separately from the Company's finances. The following table summarizes the funded status of the Company's pension plans and the related amounts that are primarily included in "other assets" in the Consolidated Balance Sheets.

     (in thousands)
     Change in benefit obligation:
     Benefit obligation at December 1, 1998                    $ 165,997
     Service cost                                                  1,335
     Interest cost                                                 2,671
     Plan participants' contributions                                481
     Benefits paid                                                (1,517)
     Foreign currency exchange rate changes                       (5,287)
                                                               ---------
     Benefit obligation at February 28, 1999                   $ 163,680
                                                               =========
     Change in plan assets:
     Fair value of plan assets at December 1, 1998             $ 194,001
     Actual return on plan assets                                  7,935
     Plan participants' contributions                                481
     Benefits paid                                                (1,517)
     Foreign currency exchange rate changes                       (6,294)
                                                               ---------
     Fair value of plan assets at February 28, 1999            $ 194,606
                                                               =========
     Funded status of the plan as of February 28, 1999:
     Funded status                                             $  30,927
     Unrecognized actuarial loss                                  (3,950)
                                                               ---------
     Prepaid benefit cost                                      $  26,977
                                                               =========
     Assumptions as of February 28, 1999:
     Rate of return on plan assets                                   8.0%
     Discount rate                                                   6.5%
     Increase in compensation levels                                 4.5%

     Components of net periodic benefit cost for the
       three month period ended February 28, 1999:
     Service cost                                              $   1,335
     Interest cost                                                 2,671
     Expected return on plan assets                               (3,848)
                                                               ---------
     Net periodic benefit cost                                 $     158
                                                               =========

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

At February 28, 1999, there were 14,747,053 shares of Class A Common Stock and 3,223,448 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

STOCK REPURCHASE AUTHORIZATION -
In January 1996, the Company's Board of Directors authorized the repurchase of up to $30.0 million of its Class A Common Stock and Class B Convertible Common stock. The Company was permitted to finance such purchases, which became treasury shares, through cash generated from operations or through the bank credit agreement. Throughout the year ended February 28, 1997, the Company repurchased 787,450 shares of Class A Common Stock totaling $20.8 million. The Company completed its repurchase program during fiscal 1998, repurchasing 362,100 shares of Class A Common Stock for $9.2 million.

In June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the bank credit agreement. During fiscal 1999, the Company repurchased 1,018,836 shares of Class A Common Stock for $44.9 million.

INCREASE IN NUMBER OF AUTHORIZED SHARES OF CLASS A COMMON STOCK-
In July 1998, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 60,000,000 shares to 120,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company to 141,000,000 shares.

LONG-TERM STOCK INCENTIVE PLAN -
Under the Company's Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. Grants, in the aggregate, may not exceed 4,000,000 shares of the Company's Class A Common Stock. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the Committee). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During fiscal 1999 and fiscal 1998, no stock appreciation rights were granted. During fiscal 1999, no restricted stock was granted and during fiscal 1998, 25,000 shares of restricted Class A Common Stock were granted. At February 28, 1999, there were 1,228,753 shares available for future grant.

A summary of nonqualified stock option activity is as follows:

                                             Weighted                   Weighted
                                Shares         Avg.                       Avg.
                                 Under       Exercise      Options      Exercise
                                Option        Price      Exercisable     Price
                               ---------     --------    -----------    --------
Balance, February 29, 1996     1,093,725     $ 28.70        28,675      $  4.44
Options granted                1,647,700     $ 22.77
Options exercised                 (3,750)    $  4.44
Options forfeited/canceled    (1,304,700)    $ 32.09
                               ---------
Balance, February 28, 1997     1,432,975     $ 18.85        51,425      $ 10.67
Options granted                  569,400     $ 38.72
Options exercised               (117,452)    $ 15.33
Options forfeited/canceled       (38,108)    $ 17.66
                               ---------
Balance, February 28, 1998     1,846,815     $ 25.23       360,630      $ 25.46
Options granted                  728,200     $ 50.57
Options exercised               (203,565)    $ 20.08
Options forfeited/canceled      (116,695)    $ 37.13
                               ---------
Balance, February 28, 1999     2,254,755     $ 33.26       492,285      $ 24.55
                               =========

The following table summarizes information about stock options outstanding at February 28, 1999:

                            Options Outstanding             Options Exercisable
                  -------------------------------------   ----------------------
                               Weighted Avg.   Weighted                 Weighted
                                 Remaining       Avg.                     Avg.
   Range of          Number     Contractual    Exercise     Number      Exercise
Exercise Prices   Outstanding      Life         Price     Exercisable    Price
---------------   -----------  -------------   --------   -----------   --------
$ 4.44 - $11.50       21,525     2.7 years     $  9.64       21,525     $  9.64
$17.00 - $25.63      817,015     6.5 years     $ 17.25      256,775     $ 17.57
$26.75 - $31.25      340,440     7.5 years     $ 28.47      106,400     $ 27.37
$35.38 - $57.13    1,075,775     9.2 years     $ 47.41      107,585     $ 41.39
                   ---------                                -------
                   2,254,755     7.9 years     $ 33.26      492,285     $ 24.55
                   =========                                =======

The weighted average fair value of options granted during fiscal 1999, fiscal 1998 and fiscal 1997 was $26.21, $20.81 and $10.27, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.3% for fiscal 1999, 6.4% for fiscal 1998 and 6.6% for fiscal 1997; volatility of 40.6% for fiscal 1999, 41.3% for fiscal 1998 and 42.7% for fiscal 1997; expected option life of 7.0 years for fiscal 1999, 6.9 years for fiscal 1998 and 4.7 years for fiscal 1997. The dividend yield was 0% for fiscal 1999, 1998 and 1997. Forfeitures are recognized as they occur.

INCENTIVE STOCK OPTION PLAN -
Under the Company's Incentive Stock Option Plan, incentive stock options may be granted to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 1,000,000 shares of the Company's Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date of grant. The vesting period and term of incentive stock options granted are established by the Committee. The maximum term of incentive stock options is ten years. During fiscal 1999 and fiscal 1998, no incentive stock options were granted.

EMPLOYEE STOCK PURCHASE PLAN -
The Company has a stock purchase plan under which 1,125,000 shares of Class A Common Stock can be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During fiscal 1999, fiscal 1998 and fiscal 1997, employees purchased 49,850, 78,248 and 37,768 shares, respectively.

The weighted average fair value of purchase rights granted during fiscal 1999, fiscal 1998 and fiscal 1997 was $12.35, $11.90 and $8.41, respectively. The fair value of purchase rights is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.7% for fiscal 1999, 5.3% for fiscal 1998 and 5.6% for fiscal 1997; volatility of 33.5% for fiscal 1999, 35.1% for fiscal 1998 and 65.4% for fiscal 1997; expected purchase right life of 0.5 years for fiscal 1999, 0.5 years for fiscal 1998 and 0.8 years for fiscal 1997. The dividend yield was 0% for fiscal 1999, 1998 and 1997.

PRO FORMA DISCLOSURE -
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123). Accordingly, no incremental compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized the compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts as follows for the years ended February 28:

                                                1999                    1998                    1997
                                        --------------------    ---------------------   --------------------
                                           As                      As                      As
                                        Reported   Pro Forma    Reported    Pro Forma   Reported   Pro Forma
                                        --------   ---------    --------    ---------   --------   ---------
(in thousands, except per share data)
Net income                              $ 50,472    $ 46,942    $ 47,130    $ 43,230    $ 46,183    $ 43,546
                                        ========    ========    ========    ========    ========    ========
Earnings per common share:
  Basic                                 $   2.76    $   2.57    $   2.52    $   2.32    $   2.39    $  2.25
  Diluted                               $   2.69    $   2.50    $   2.47    $   2.26    $   2.37    $  2.23


The pro forma effect on net income may not be representative of that to be expected in future years.

10.  EARNINGS PER COMMON SHARE:

The following table presents earnings per common share for the years ended February 28:

                                               1999         1998         1997
                                             --------     --------     --------
(in thousands, except per share data)
Income before extraordinary item             $ 61,909     $ 47,130     $ 46,183
Extraordinary item, net of income taxes       (11,437)        --           --
                                             --------     --------     --------
Income applicable to common shares           $ 50,472     $ 47,130     $ 46,183
                                             ========     ========     ========
Weighted average common shares
  outstanding - basic                          18,293       18,672       19,333
Stock options                                     461          433          188
                                             --------     --------     --------
Weighted average common shares
  outstanding - diluted                        18,754       19,105       19,521
                                             ========     ========     ========
Earnings per common share:
  Basic:
    Income before extraordinary item         $   3.38     $   2.52     $   2.39
    Extraordinary item                          (0.62)        --           --
                                             --------     --------     --------
  Earnings per common share - basic          $   2.76     $   2.52     $   2.39
                                             ========     ========     ========
  Diluted:
    Income before extraordinary item         $   3.30     $   2.47     $   2.37
    Extraordinary item                          (0.61)        --           --
                                             --------     --------     --------
  Earnings per common share - diluted        $   2.69     $   2.47     $   2.37
                                             ========     ========     ========

11. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES -
Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows during the next five fiscal years and thereafter:

                                 (in thousands)
                              2000           $ 13,292
                              2001             11,478
                              2002             10,576
                              2003             10,109
                              2004              9,624
                           Thereafter         102,122
                                             --------
                                             $157,201
                                             ========

Rental expense was approximately $8.2 million, $5.6 million and $4.7 million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

PURCHASE COMMITMENTS AND CONTINGENCIES -
The Company has agreements with three suppliers to purchase blended Scotch whisky through December 2002. The purchase prices under the agreements are denominated in British pound sterling. Based upon exchange rates at February 28, 1999, the Company's aggregate future obligation is approximately $17.2 million for the contracts expiring through December 2002.

At February 28, 1999, the Company had two agreements with Diageo plc (Diageo) to purchase Canadian blended whisky through September 1, 2000, with a maximum obligation of approximately $4.9 million. The Company also had an agreement with Diageo to purchase Canadian new distillation whisky through December 1999 at purchase prices of approximately $1.4 million to $1.7 million. These agreements have been superseded as a result of the Company's definitive agreement with Diageo. See Note 17 - Subsequent Events. At February 28, 1999, the Company also had an agreement with a different supplier to purchase Canadian new distillation whisky through December 2005, with a maximum obligation of approximately $6.4 million.

All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western states was renewed effective November 22, 1996, and expires December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December
2007. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 1999, the Company believes it is in compliance with all of its material distribution agreements and, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

In connection with previous acquisitions, the Company assumed purchase contracts with certain growers and suppliers. In addition, the Company has entered into other purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to nineteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $126.6 million of grapes under these contracts during fiscal 1999. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining term of the contracts will be approximately $846.4 million.

The Company's aggregate obligations under bulk wine purchase contracts will be approximately $40.6 million over the remaining term of the contracts which expire through fiscal 2001.

EMPLOYMENT CONTRACTS -
The Company has employment contracts with certain of its executive officers and certain other management personnel with remaining terms ranging up to two years. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. The aggregate commitment for future compensation and severance, excluding incentive bonuses, was approximately $6.4 million as of February 28, 1999, of which approximately $1.8 million is accrued in other liabilities as of February 28, 1999.

EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
Approximately 32% of the Company's full-time employees are covered by collective bargaining agreements at February 28, 1999. Agreements expiring within one year cover approximately 5% of the Company's full-time employees.

LEGAL MATTERS -
The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

12. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Gross sales to the five largest customers of the Company represented 25.2%, 26.4% and 22.9% of the Company's gross sales for the fiscal years ended February 28, 1999, 1998 and 1997, respectively. Gross sales to the Company's largest customer, Southern Wine and Spirits, represented 10.9%, 12.1% and 10.5% of the Company's gross sales for the fiscal years ended February 28, 1999, 1998 and 1997, respectively. Accounts receivable from the Company's largest customer represented 8.5%, 14.1% and 11.3% of the Company's total accounts receivable as of February 28, 1999, 1998 and 1997, respectively. Gross sales to the Company's five largest customers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

13. SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

The following table presents summarized financial information for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior subordinated notes (Subsidiary Guarantors) and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark (Subsidiary Nonguarantors). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark and certain other subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                          Parent       Subsidiary    Subsidiary
                                         Company       Guarantors   Nonguarantors    Eliminations    Consolidated
(in thousands)                           -------       ----------   -------------    ------------    ------------
BALANCE SHEET DATA:
February 28, 1999
-----------------
  Current assets                         $114,243      $  532,028      $209,468       $    --         $  855,739
  Noncurrent assets                      $646,133      $  396,125      $421,867       $(526,088)      $  938,037
  Current liabilities                    $157,648      $  126,803      $130,821       $    --         $  415,272
  Noncurrent liabilities                 $815,421      $   73,178      $ 54,633       $    --         $  943,232

February 28, 1998
-----------------
  Current assets                         $102,869      $  478,013      $    852       $    --         $  581,734
  Noncurrent assets                      $481,574      $  395,225      $     93       $(368,071)      $  508,821
  Current liabilities                    $180,420      $  109,339      $    708       $    --         $  290,467
  Noncurrent liabilities                 $312,877      $   61,784      $   --         $    --         $  374,661

INCOME STATEMENT DATA:
For the year ended February 28, 1999
------------------------------------
  Net sales                              $615,270      $1,080,466      $158,761       $(357,154)      $1,497,343
  Gross profit                           $168,575      $  237,437      $ 42,022       $    --         $  448,034
  Income before taxes and
    extraordinary item                   $  4,849      $   96,935      $  2,646       $    --         $  104,430
  Net income                             $  2,861      $   45,781      $  1,830       $    --         $   50,472

                                     - 50 -
                                          Parent       Subsidiary     Subsidiary
                                         Company       Guarantors    Nonguarantors   Eliminations    Consolidated
                                         -------       ----------    -------------   ------------    ------------
For the year ended February 28, 1998
------------------------------------
  Net sales                              $562,760      $  985,757      $  2,197       $(337,926)      $1,212,788
  Gross profit                           $151,092      $  191,658      $  1,000       $    --         $  343,750
  Income (loss) before taxes             $ 21,024      $   59,285      $   (428)      $    --         $   79,881
  Net income (loss)                      $ 12,404      $   35,154      $   (428)      $    --         $   47,130

For the year ended February 28, 1997
------------------------------------
  Net sales                              $552,424      $  907,387      $    508       $(325,306)      $1,135,013
  Gross profit                           $127,289      $  195,841      $   (929)      $    --         $  322,201
  Income (loss) before taxes             $  2,581      $   78,672      $ (2,093)      $    --         $   79,160
  Net income (loss)                      $  1,506      $   45,898      $ (1,221)      $    --         $   46,183


14. ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet and measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2000. The Company believes the effect of adoption on its financial statements will not be material based on the Company's current risk management strategies.

15.  BUSINESS SEGMENT INFORMATION:

Effective March 1, 1998, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows. Comparative information for earlier years has been restated. The restatement of comparative information for interim periods in the initial year of adoption is to be reported for interim periods in the second year of application. The Company reports its operating results in four segments: Canandaigua Wine (branded wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profits of the respective business units.

Segment information for the years ended February 28, 1999, 1998 and 1997, is as follows:

(in thousands)                          1999            1998            1997
                                     ----------      ----------      ----------
CANANDAIGUA WINE:
Net sales:
  Branded                            $  598,782      $  570,807      $  537,745
  Other                                  70,711          71,988         112,546
                                     ----------      ----------      ----------
Net sales                            $  669,493      $  642,795      $  650,291
Operating profit                     $   46,283      $   45,440      $   51,525
Long-lived assets                    $  191,762      $  185,317      $  185,298
Total assets                         $  650,578      $  632,636      $  608,759
Capital expenditures                 $   25,275      $   25,666      $   24,452
Depreciation and amortization        $   20,838      $   21,189      $   19,955

BARTON:
Net sales:
  Beer                               $  478,611      $  376,607      $  298,925
  Spirits                               185,938         191,190         185,289
                                     ----------      ----------      ----------
Net sales                            $  664,549      $  567,797      $  484,214
Operating profit                     $  102,624      $   77,010      $   73,073
Long-lived assets                    $   50,221      $   51,574      $   51,504
Total assets                         $  478,580      $  439,317      $  410,351
Capital expenditures                 $    3,269      $    5,021      $    4,988
Depreciation and amortization        $   10,765      $   10,455      $    9,453

MATTHEW CLARK:
Net sales:
  Branded                            $   64,879      $     --        $     --
  Wholesale                              93,881            --              --
                                     ----------      ----------      ----------
Net sales                            $  158,760      $     --        $     --
Operating profit                     $    8,998      $     --        $     --
Long-lived assets                    $  169,693      $     --        $     --
Total assets                         $  631,313      $     --        $     --
Capital expenditures                 $   10,444      $     --        $     --
Depreciation and amortization        $    4,836      $     --        $     --

(in thousands)                          1999            1998            1997
                                     ----------      ----------      ----------
CORPORATE OPERATIONS AND OTHER:
Net sales                            $    4,541      $    2,196      $      508
Operating  loss                      $  (12,013)     $  (10,380)     $  (11,388)
Long-lived assets                    $   17,127      $    7,144      $   12,750
Total assets                         $   33,305      $   18,602      $   24,171
Capital expenditures                 $   10,869      $      516      $    2,209
Depreciation and amortization        $    2,151      $    1,517      $    2,431

CONSOLIDATED:
Net sales                            $1,497,343      $1,212,788      $1,135,013
Operating profit                     $  145,892      $  112,070      $  113,210
Long-lived assets                    $  428,803      $  244,035      $  249,552
Total assets                         $1,793,776      $1,090,555      $1,043,281
Capital expenditures                 $   49,857      $   31,203      $   31,649
Depreciation and amortization        $   38,590      $   33,161      $   31,839

The Company's areas of operations are principally in the United States. Operations outside the United States consist of Matthew Clark's operations, which are primarily in the United Kingdom. No other single foreign country or geographic area is significant to the consolidated operations.

16.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

                                                                  QUARTER ENDED
                                               ----------------------------------------------------
                                                May 31,     August 31,   November 30,  February 28,
            Fiscal 1999 (1)                       1998          1998          1998          1999         Full Year
-------------------------------------          --------     ----------   ------------  ------------    -----------
(in thousands, except per share data)
Net sales                                      $312,928      $349,386      $375,586      $459,443      $1,497,343
Gross profit                                   $ 92,061      $103,236      $115,695      $137,042      $  448,034
Income before extraordinary item               $ 13,099      $ 16,731      $ 20,161      $ 11,918      $   61,909
Extraordinary item, net of income taxes (2)    $   --        $   --        $   --        $(11,437)     $  (11,437)
Net income                                     $ 13,099      $ 16,731      $ 20,161      $    481      $   50,472
Earnings per common share: (3)
  Basic:
    Income before extraordinary item           $   0.70      $   0.90      $   1.13      $   0.67      $     3.38
    Extraordinary item                             --            --            --           (0.64)          (0.62)
                                               --------      --------      --------      --------      ----------
  Earnings per common share - basic            $   0.70      $   0.90      $   1.13      $   0.03      $     2.76
                                               ========      ========      ========      ========      ==========
  Diluted:
    Income before extraordinary item           $   0.68      $   0.88      $   1.10      $   0.65      $     3.30
    Extraordinary item                             --            --            --           (0.62)          (0.61)
                                               --------      --------      --------      --------      ----------
  Earnings per common share - diluted          $   0.68      $   0.88      $   1.10      $   0.03      $     2.69
                                               ========      ========      ========      ========      ==========

                                     - 53 -

                                                                  QUARTER ENDED
                                               ----------------------------------------------------
                                                May 31,     August 31,   November 30,  February 28,
          Fiscal 1998 (1)                        1997          1997          1997          1998         Full Year
-------------------------------------          --------     ----------   ------------  ------------    -----------
(in thousands, except per share data)
Net sales                                      $306,011      $301,524      $322,703      $282,550      $1,212,788
Gross profit                                   $ 83,108      $ 85,324      $ 96,184      $ 79,134      $  343,750
Net income                                     $ 11,448      $ 12,698      $ 16,540      $  6,444      $   47,130
Earnings per common share: (3)
  Basic                                        $   0.61      $   0.68      $   0.89      $   0.34      $     2.52
  Diluted                                      $   0.60      $   0.67      $   0.86      $   0.33      $     2.47

(1) Restated for the change in accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.
(2) Represents fees related to the replacement of the bank credit facility, including extinguishment of the term loan.
(3) The sum of the quarterly earnings per common share in fiscal 1999 and fiscal 1998 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

17.  SUBSEQUENT EVENTS:

DEBT OFFERING -
On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the $200 Million Notes). The net proceeds of the offering (approximately $195.0 million) were used to fund the acquisition of the Black Velvet Canadian Whisky brand and other assets from affiliates of Diageo plc (see Acquisitions below) and to pay the fees and expenses related thereto with the remainder of the net proceeds to be used for general corporate purposes or to fund future acquisitions. Interest on the $200 Million Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The $200 Million Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the $200 Million Notes using the proceeds of certain equity offerings completed before March 1, 2002. The $200 Million Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the 1998 Credit Agreement. The $200 Million Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

The Indenture and Supplemental Indenture governing the $200 Million Notes contains certain covenants, including, but not limited to, (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on guarantees by certain subsidiaries for indebtedness; (viii) limitation on certain subsidiary capital stock; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (x) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge ratio requiring a specified minimum.

ACQUISITIONS-
On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc. Other principal brands acquired in the transaction were Golden Wedding, OFC, MacNaughton, McMaster's and Triple Crown. In connection with the transaction, the Company also entered into multi-year agreements with Diageo to provide packaging and distilling services for various brands retained by Diageo. The purchase price was approximately $185.5 million and was financed by the proceeds from the sale of the $200 Million Notes.

On April 1, 1999, the Company entered into a definitive agreement with Moet Hennessy, Inc. to purchase all of the outstanding capital stock of Simi Winery, Inc. (the Simi Acquisition). The Simi Acquisition includes the Simi winery, equipment, vineyards, inventory and worldwide ownership of the Simi brand name. The Simi Acquisition is expected to close in the second quarter of fiscal 2000 and the purchase price is expected to be financed through the Company's bank credit facility.

On April 21, 1999, the Company entered into definitive purchase agreements with Franciscan Vineyards, Inc. (Franciscan) and its shareholders, and certain parties related to Franciscan to, among other matters, purchase all of the outstanding capital stock of Franciscan and acquire certain vineyards and related vineyard assets (collectively, the Franciscan Acquisition). Pursuant to the Franciscan Acquisition, the Company will: (i) acquire the Franciscan Oakville Estate, Estancia and Mt. Veeder brands; (ii) acquire wineries located in Rutherford, Monterey and Mt. Veeder, California; (iii) acquire vineyards in the Napa Valley, Alexander Valley, Monterey and Paso Robles appellations and additionally, will enter into long-term grape contracts with certain parties related to Franciscan to purchase additional grapes grown in the Napa and Alexander Valley appellations; (iv) acquire distribution rights to the Quintessa and Veramonte brands; and (v) acquire equity interests in entities that own the Veramonte brand and the Veramonte winery and certain vineyards located in the Casablanca Valley, Chile. The Franciscan Acquisition is expected to close in the second quarter of fiscal 2000 and the purchase price is expected to be financed through the Company's bank credit facility.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------  -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not Applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 1999, under those sections of the proxy statement titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 1999, under that section of the proxy statement titled "Executive Compensation" and that caption titled "Director Compensation" under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 1999, under those sections of the proxy statement titled "Beneficial Ownership" and "Stock Ownership of Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 1999, under that section of the proxy statement titled "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

(a)  1.   Financial Statements

          The following consolidated financial statements of the Company are submitted herewith:

               Report of Independent Public Accountants

               Consolidated Balance Sheets - February 28, 1999 and 1998

               Consolidated Statements of Income for the years ended February 28, 1999, 1998 and 1997

               Consolidated Statements of Changes in Stockholders' Equity for the years ended February 28, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended February 28, 1999, 1998 and 1997

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

    3.  Exhibits required to be filed by Item 601 of Regulation S-K

        The following exhibits are filed herewith or incorporated herein by reference, as indicated:

        2.1     Asset  Purchase  Agreement  dated  August  3, 1994  between  the
                Company and Heublein, Inc. (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).

        2.2 Amendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-3 (Amendment No.
                2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).

        2.3 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).

        2.4 Amendment dated November 30, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1994 and incorporated herein by reference).

        2.5 Asset Purchase Agreement among Barton Incorporated (a wholly-owned subsidiary of the Company), United Distillers Glenmore, Inc., Schenley Industries, Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

        2.6 Recommended Cash Offer, by Schroders on behalf of Canandaigua Limited, a wholly-owned subsidiary of the Company, to acquire Matthew Clark plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

        2.7 Asset Purchase Agreement dated as of February 21, 1999 by and among Diageo Inc., UDV Canada Inc., United Distillers Canada Inc. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 9, 1999 and incorporated herein by reference).

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

        4.5 Fourth Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and The Chase Manhattan Bank (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference).

        4.6 Fifth Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and The Chase Manhattan Bank (filed herewith).

        4.7 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes due 2003, dated as of October 29, 1996, among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

        4.8 First Supplemental Indenture, dated as of December 19, 1997, among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        4.9 Second Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and Harris Trust and Savings Bank (filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference).

        4.10 Third Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and Harris Trust and Savings Bank (filed herewith).

        4.11 First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit

                4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

        4.12 Indenture with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, among the Company, as issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

        4.13 Supplemental Indenture No. 1, dated as of February 25, 1999, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

        10.1    Barton Incorporated  Management Incentive Plan (filed as Exhibit
                10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

        10.2    Marvin Sands Split Dollar Insurance  Agreement (filed as Exhibit
                10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

        10.3 Letter agreement, effective as of October 7, 1995, as amended, addressing compensation, between the Company and Daniel Barnett (filed as Exhibit 10.23 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

        10.4    Employment  Agreement between Barton  Incorporated and Alexander
                L. Berk dated as of  September  1, 1990 as amended by  Amendment
                No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        10.5    Amendment  No.  2  to  Employment   Agreement   between   Barton
                Incorporated and Alexander L. Berk dated October 20, 1998 (filed herewith).

        10.6 First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

        10.7 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).

        10.8 Amendment Number One to the Long-Term Stock Incentive Plan of the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.9    Incentive  Stock  Option Plan of the  Company  (filed as Exhibit
                10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.10 Amendment Number One to the Incentive Stock Option Plan of the Company (filed as Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.11   Annual  Management  Incentive  Plan  of the  Company  (filed  as
                Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.12 Amendment Number One to the Annual Management Incentive Plan of the Company (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        10.13   Lease,  effective  December 25, 1997, by and among Matthew Clark
                Brands   Limited  and  Pontsarn   Investments   Limited   (filed
                herewith).

        10.14 Supplemental Executive Retirement Plan of the Company (filed herewith).

        11.1    Statement re Computation of Per Share Earnings (filed herewith).

        18.1    Letter re Change in Accounting Principles (filed herewith).

        21.1    Subsidiaries of Company (filed herewith).

        23.1    Consent of Arthur Andersen LLP (filed herewith).

        27.1 Financial Data Schedule for fiscal year ended February 28, 1999 (filed herewith).

        27.2 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1998 (filed herewith).

        27.3 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1998 (filed herewith).

        27.4 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1998 (filed herewith).

        27.5 Restated Financial Data Schedule for the fiscal year ended February 28, 1998 (filed herewith).

        27.6 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1997 (filed herewith).

        27.7 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1997 (filed herewith).

        27.8 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1997 (filed herewith).

        27.9 Restated Financial Data Schedule for the fiscal year ended February 28, 1997 (filed herewith).

        99.1 1989 Employee Stock Purchase Plan of the Company, as amended by Amendment Number 1 through Amendment Number 5 (filed as Exhibit
                99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        99.2 Amendment Number 6 to the 1989 Employee Stock Purchase Plan of the Company (filed herewith).

(b)  Reports on Form 8-K

     The following Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended February 28, 1999:

        (i) Form 8-K dated December 1, 1998. This Form 8-K reported information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). The following financial statements were filed with this Form 8-K:

                    The Matthew Clark plc Balance Sheets, as of 30 April 1998 and 1997, and the related Consolidated Profit and Loss Accounts and Consolidated Cash Flow Statements for each of the three years in the period ended 30 April 1998, and the report of KPMG Audit Plc, independent auditors, thereon, together with the notes thereto.

                    The pro forma condensed combined balance sheet (unaudited) as of August 31, 1998, and the pro forma condensed combined statement of income (unaudited) for the year ended February 28, 1998, and the pro forma condensed combined statement of income (unaudited) for the six months ended August 31, 1998, and the notes thereto.

        (ii) Form 8-K/A dated December 1, 1998. This Form 8-K/A reported information under Item 7 (Financial Statements and Exhibits). The following financial statements were filed with this Form 8-K/A:

                    The Matthew Clark plc Balance Sheets, as of 30 April 1998 and 1997, and the related Consolidated Profit and Loss Accounts and Consolidated Cash Flow Statements for each of the three years in the period ended 30 April 1998, and the report of KPMG Audit Plc, independent auditor, thereon, together with the notes thereto.

                    The Matthew Clark plc Balance Sheets (unaudited), as of October 31, 1998 and 1997 and the related Consolidated Profit and Loss Accounts (unaudited) and Consolidated Cash Flow Statements (unaudited) for the six month periods ended October 31, 1998 and 1997, together with the notes thereto.

                    The pro forma condensed combined balance sheet (unaudited) as of November 30, 1998, the pro forma combined statement of income (unaudited) for the year ended February 28, 1998, the pro forma combined statement of income (unaudited) for the nine months ended November 30, 1998, and the notes thereto, and the pro forma combined statement of income (unaudited) for the twelve months ended November 30, 1998, and the notes thereto.

        (iii) Form 8-K dated December 2, 1998. This Form 8-K reported information under Item 5 (Other Events).

        (iv) Form 8-K dated February 22, 1999. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         CANANDAIGUA BRANDS, INC.


                                             By:/s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard Sands                            /s/ Thomas S. Summer
----------------------------------           ----------------------------------
Richard Sands, President, Chief              Thomas S. Summer, Senior Vice
Executive Officer and Director               President and Chief Financial
(Principal Executive Officer )               Officer (Principal Financial
Dated:  June 1, 1999                         Officer and Principal Accounting
                                             Officer)
                                             Dated:  June 1, 1999


/s/ Marvin Sands                             /s/ Robert Sands
----------------------------------           ----------------------------------
Marvin Sands, Chairman of the Board          Robert Sands, Director
Dated:  June 1, 1999                         Dated:  June 1, 1999


/s/ George Bresler                           /s/ James A. Locke
----------------------------------           ----------------------------------
George Bresler, Director                     James A. Locke, III, Director
Dated:  June 1, 1999                         Dated:  June 1, 1999


/s/ Thomas C. McDermott                      /s/ Paul L. Smith
----------------------------------           ----------------------------------
Thomas C. McDermott, Director                Paul L. Smith, Director
Dated:  June 1, 1999                         Dated:  June 1, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BATAVIA WINE CELLARS, INC.



                                             By: /s/ Ned Cooper
                                             ----------------------------------
                                             Ned Cooper, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Ned Cooper
                                             ----------------------------------
                                             Ned Cooper, President
                                             (Principal Executive Officer)


Dated:  June 1, 1999                         /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


Dated:  June 1, 1999                         /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Director


Dated:  June 1, 1999                         /s/ Robert Sands
                                             ----------------------------------
                                             Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         CANANDAIGUA WINE COMPANY, INC.


                                             By: /s/ Robert Sands
                                             ----------------------------------
                                             Robert Sands, President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Robert Sands
                                             ----------------------------------
                                             Robert Sands, President, Chief
                                             Executive Officer and Director
                                             (Principal Executive Officer)


Dated:  June 1, 1999                         /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


Dated:  June 1, 1999                         /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         CANANDAIGUA EUROPE LIMITED


                                             By: /s/ Douglas Kahle
                                             ----------------------------------
                                             Douglas Kahle, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Douglas Kahle
                                             ----------------------------------
                                             Douglas Kahle, President
                                             (Principal Executive Officer)


Dated:  June 1, 1999                         /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


Dated:  June 1, 1999                         /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         CANANDAIGUA LIMITED


                                             By: /s/ Robert Sands
                                             ----------------------------------
                                             Robert Sands, Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Robert Sands
                                             ----------------------------------
                                             Robert Sands, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)


Dated:  June 1, 1999                         /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Finance Director
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


Dated:  June 1, 1999                         /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         POLYPHENOLICS, INC.


                                             By: /s/ Richard Keeley
                                             ----------------------------------
                                             Richard Keeley, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Richard Keeley
                                             ----------------------------------
                                             Richard Keeley, President and
                                             Director (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Vice President
                                             and Treasurer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         ROBERTS TRADING CORP.


                                             By: /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, President and
                                             Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, President and
                                             Treasurer (Principal Executive
                                             Officer, Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


Dated:  June 1, 1999                         /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Director


Dated:  June 1, 1999                         /s/ Robert Sands
                                             ----------------------------------
                                             Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BARTON INCORPORATED


                                             By: /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President,
                                             Chief Executive Officer and
                                             Director (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Edward L. Golden
                                             ----------------------------------
                                             Edward L. Golden, Director


Dated:  June 1, 1999                         /s/ William F. Hackett
                                             ----------------------------------
                                             William F. Hackett, Director


Dated:  June 1, 1999                         /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Director


Dated:  June 1, 1999                         /s/ Robert Sands
                                             ----------------------------------
                                             Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BARTON BRANDS, LTD.


                                             By: /s/ Edward L. Golden
                                             ----------------------------------
                                             Edward L. Golden, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Edward L. Golden
                                             ----------------------------------
                                             Edward L. Golden, President and
                                             Director (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BARTON BEERS, LTD.


                                             By: /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Richard Sands
                                             ----------------------------------
                                             Richard Sands, Chief Executive
                                             Officer and Director (Principal
                                             Executive Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Director


Dated:  June 1, 1999                         /s/ William F. Hackett
                                             ----------------------------------
                                             William F. Hackett, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BARTON BRANDS OF CALIFORNIA, INC.


                                             By: /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President and
                                             Director (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Edward L. Golden
                                             ----------------------------------
                                             Edward L. Golden, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BARTON BRANDS OF GEORGIA, INC.


                                             By: /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President and
                                             Director (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Edward L. Golden
                                             ----------------------------------
                                             Edward L. Golden, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BARTON DISTILLERS IMPORT CORP.


                                             By: /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                            -----------------------------------
                                             Alexander L. Berk, President and
                                             Director (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Edward L. Golden
                                             ----------------------------------
                                             Edward L. Golden, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         BARTON FINANCIAL CORPORATION


                                             By: /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, President,
                                             Secretary and Director (Principal
                                             Executive Officer)


Dated:  June 1, 1999                         /s/ Charles T. Schlau
                                             ----------------------------------
                                             Charles T. Schlau, Treasurer and
                                             Director (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         STEVENS POINT BEVERAGE CO.


                                             By: /s/ James P. Ryan
                                             ----------------------------------
                                             James P. Ryan, President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ James P. Ryan
                                             ----------------------------------
                                             James P. Ryan, President, Chief
                                             Executive Officer and Director
                                             (Principal Executive Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Director


Dated:  June 1, 1999                         /s/ William F. Hackett
                                             ----------------------------------
                                             William F. Hackett, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         MONARCH IMPORT COMPANY


                                             By: /s/ James P. Ryan
                                             James P. Ryan, Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ James P. Ryan
                                             ----------------------------------
                                             James P. Ryan, Chief Executive
                                             Officer (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Director


Dated:  June 1, 1999                         /s/ William F. Hackett
                                             ----------------------------------
                                             William F. Hackett, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                         THE VIKING DISTILLERY, INC.


                                             By: /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 1, 1999                         /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President and
                                             Director (Principal Executive
                                             Officer)


Dated:  June 1, 1999                         /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer, Assistant
                                             Secretary and Director (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


Dated:  June 1, 1999                         /s/ Edward L. Golden
                                             ----------------------------------
                                             Edward L. Golden, Director

                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------

      2.1 Asset Purchase Agreement dated August 3, 1994 between the Company and Heublein, Inc. (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference).

      2.2 Amendment dated November 8, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.2 to the
            Company's Registration Statement on Form S-3 (Amendment No. 2) (Registration No. 33-55997) filed with the Securities and Exchange Commission on November 8, 1994 and incorporated herein by reference).

      2.3 Amendment dated November 18, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference).

      2.4 Amendment dated November 30, 1994 to Asset Purchase Agreement between Heublein, Inc. and the Company (filed as Exhibit 2.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1994 and incorporated herein by reference).

      2.5   Asset Purchase  Agreement among Barton  Incorporated (a wholly-owned subsidiary of the Company), United Distillers Glenmore, Inc., Schenley Industries, Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

      2.6   Recommended  Cash  Offer,  by  Schroders  on behalf  of  Canandaigua
            Limited, a wholly-owned subsidiary of the Company, to acquire Matthew Clark plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

      2.7 Asset Purchase Agreement dated as of February 21, 1999 by and among Diageo Inc., UDV Canada Inc., United Distillers Canada Inc. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 9, 1999 and incorporated herein by reference).

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

      4.5 Fourth Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and The Chase Manhattan Bank (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference).

      4.6 Fifth Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and The Chase Manhattan Bank (filed herewith).

      4.7 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes due 2003, dated as of October 29, 1996, among the Company, its Subsidiaries and Harris Trust and Savings Bank (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

      4.8 First Supplemental Indenture, dated as of December 19, 1997, among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

      4.9 Second Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and Harris Trust and Savings Bank (filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference).

      4.10 Third Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and Harris Trust and Savings Bank (filed herewith).

      4.11 First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

      4.12 Indenture with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, among the Company, as issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

      4.13 Supplemental Indenture No. 1, dated as of February 25, 1999, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

      10.1 Barton Incorporated Management Incentive Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

      10.2 Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

      10.3 Letter agreement, effective as of October 7, 1995, as amended, addressing compensation, between the Company and Daniel Barnett (filed as Exhibit 10.23 to the Company's Transition Report on Form 10-K for the Transition Period from September 1, 1995 to February 29, 1996 and incorporated herein by reference).

      10.4 Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

      10.5 Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed herewith).

      10.6 First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

      10.7 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).

      10.8 Amendment Number One to the Long-Term Stock Incentive Plan of the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

      10.9 Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

      10.10 Amendment Number One to the Incentive Stock Option Plan of the Company (filed as Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

      10.11 Annual  Management  Incentive  Plan of the Company (filed as Exhibit
            10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

      10.12 Amendment Number One to the Annual Management Incentive Plan of the Company (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

      10.13 Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed herewith).

      10.14 Supplemental   Executive  Retirement  Plan  of  the  Company  (filed
            herewith).

      11.1  Statement re Computation of Per Share Earnings (filed herewith).

      18.1  Letter re Change in Accounting Principles (filed herewith).

      21.1  Subsidiaries of Company (filed herewith).

      23.1  Consent of Arthur Andersen LLP (filed herewith).

      27.1 Financial Data Schedule for fiscal year ended February 28, 1999 (filed herewith).

      27.2 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1998 (filed herewith).

      27.3 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1998 (filed herewith).

      27.4 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1998 (filed herewith).

      27.5 Restated Financial Data Schedule for the fiscal year ended February 28, 1998 (filed herewith).

      27.6 Restated Financial Data Schedule for the fiscal quarter ended November 30, 1997 (filed herewith).

      27.7 Restated Financial Data Schedule for the fiscal quarter ended August 31, 1997 (filed herewith).

      27.8 Restated Financial Data Schedule for the fiscal quarter ended May 31, 1997 (filed herewith).

      27.9 Restated Financial Data Schedule for the fiscal year ended February 28, 1997 (filed herewith).

      99.1 1989 Employee Stock Purchase Plan of the Company, as amended by Amendment Number 1 through Amendment Number 5 (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

      99.2 Amendment Number 6 to the 1989 Employee Stock Purchase Plan of the Company (filed herewith).