Form 10-Q
period 1999-05-31
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1999-07-15
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1999
                               ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

                          COMMISSION FILE NUMBER 0-7570

      DELAWARE            CANANDAIGUA BRANDS, INC.           16-0716709
                            AND ITS SUBSIDIARIES:
      NEW YORK            BATAVIA WINE CELLARS, INC.         16-1222994
      NEW YORK            CANANDAIGUA WINE COMPANY, INC.     16-1462887
      NEW YORK            CANANDAIGUA EUROPE LIMITED         16-1195581
      ENGLAND AND WALES   CANANDAIGUA LIMITED                   -----
      NEW YORK            POLYPHENOLICS, INC.                16-1546354
      NEW YORK            ROBERTS TRADING CORP.              16-0865491
      DELAWARE            BARTON INCORPORATED                36-3500366
      DELAWARE            BARTON BRANDS, LTD.                36-3185921
      MARYLAND            BARTON BEERS, LTD.                 36-2855879
      CONNECTICUT         BARTON BRANDS OF CALIFORNIA, INC.  06-1048198
      GEORGIA             BARTON BRANDS OF GEORGIA, INC.     58-1215938
      NEW YORK            BARTON DISTILLERS IMPORT CORP.     13-1794441
      DELAWARE            BARTON FINANCIAL CORPORATION       51-0311795
      WISCONSIN           STEVENS POINT BEVERAGE CO.         39-0638900
      ILLINOIS            MONARCH IMPORT COMPANY             36-3539106
      GEORGIA             THE VIKING DISTILLERY, INC.        58-2183528
      (State or other     (Exact name of registrant as       (I.R.S. Employer
      jurisdiction        specified in its charter)          Identification
      of incorporation                                       No.)
      or organization)


              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK 14450
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (716) 218-2169
        -----------------------------------------------------------------
              (Registrants' telephone number, including area code)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of July 9, 1999, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                  CLASS                             NUMBER OF SHARES OUTSTANDING
                  -----                             ----------------------------

Class A Common Stock, Par Value $.01 Per Share               14,801,772
Class B Common Stock, Par Value $.01 Per Share                3,189,599

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                   CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        May 31,    February 28,
                                                         1999          1999
                                                     ------------  ------------
                                                      (unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and cash investments                          $     1,930    $    27,645
  Accounts receivable, net                               327,700        260,433
  Inventories, net                                       547,835        508,571
  Prepaid expenses and other current assets               56,197         59,090
                                                     -----------    -----------
    Total current assets                                 933,662        855,739
PROPERTY, PLANT AND EQUIPMENT, net                       458,229        428,803
OTHER ASSETS                                             614,719        509,234
                                                     -----------    -----------
  Total assets                                       $ 2,006,610    $ 1,793,776
                                                     ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                      $    17,306    $    87,728
  Current maturities of long-term debt                    13,007          6,005
  Accounts payable                                       134,339        122,746
  Accrued excise taxes                                    41,223         49,342
  Other accrued expenses and liabilities                 173,378        149,451
                                                     -----------    -----------
    Total current liabilities                            379,253        415,272
                                                     -----------    -----------
LONG-TERM DEBT, less current maturities                1,073,140        831,689
                                                     -----------    -----------
DEFERRED INCOME TAXES                                     83,870         88,179
                                                     -----------    -----------
OTHER LIABILITIES                                         22,409         23,364
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at May 31, 1999,
    and February 28, 1999                                   -              -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
   Issued, 17,965,173 shares at May 31, 1999,
    and 17,915,359 shares at February 28, 1999               180            179
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,815,324 shares at May 31, 1999,
    and 3,849,173 shares at February 28, 1999                 38             39
  Additional paid-in capital                             240,882        239,912
  Retained earnings                                      291,927        281,081
  Accumulated other comprehensive income-
    Cumulative translation adjustment                     (3,323)        (4,173)
                                                     -----------    -----------
                                                         529,704        517,038
                                                     -----------    -----------
  Less-Treasury stock-
  Class A Common Stock, 3,168,306 shares at
    May 31, 1999, and February 28, 1999,
    at cost                                              (79,559)       (79,559)
  Class B Convertible Common Stock, 625,725 shares
    at May 31, 1999, and February 28, 1999, at cost       (2,207)        (2,207)
                                                     -----------    -----------
                                                         (81,766)       (81,766)
                                                     -----------    -----------
    Total stockholders' equity                           447,938        435,272
                                                     -----------    -----------
  Total liabilities and stockholders' equity         $ 2,006,610    $ 1,793,776
                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                           For the Three Months Ended May 31,
                                           ----------------------------------
                                                  1999           1998
                                              -----------     -----------
                                              (unaudited)     (unaudited)

GROSS SALES                                   $  704,990      $  422,869
  Less - Excise taxes                           (174,821)       (109,941)
                                              ----------      ----------
    Net sales                                    530,169         312,928
COST OF PRODUCT SOLD                            (374,046)       (220,867)
                                              ----------      ----------
    Gross profit                                 156,123          92,061
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      (110,502)        (61,332)
NONRECURRING CHARGES                              (5,510)           -
                                              ----------      ----------
    Operating income                              40,111          30,729
INTEREST EXPENSE, net                            (22,034)         (8,527)
                                              ----------      ----------
    Income before income taxes                    18,077          22,202
PROVISION FOR INCOME TAXES                        (7,231)         (9,103)
                                              ----------      ----------
NET INCOME                                    $   10,846      $   13,099
                                              ==========      ==========

SHARE DATA:
Earnings per common share:
  Basic                                       $     0.60      $     0.70
                                              ==========      ==========
  Diluted                                     $     0.59      $     0.68
                                              ==========      ==========
Weighted average common shares outstanding:
  Basic                                           17,977          18,748
  Diluted                                         18,447          19,328


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                              - 3 -

                           CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                                          For the Three Months Ended May 31,
                                                          ----------------------------------
                                                               1999              1998
                                                            -----------       -----------
                                                            (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  10,846         $  13,099

  Adjustments  to  reconcile  net income to net
    cash (used in) provided  by operating activities:
      Depreciation of property, plant and equipment              9,399             6,000
      Amortization of intangible assets                          4,364             2,508
      Stock-based compensation expense                             763                25
      Loss on sale of assets                                       344              -
      Amortization of discount on long-term debt                   103                93
      Change in  operating  assets and  liabilities,
        net of effects from purchase of business:
          Accounts receivable, net                             (67,551)          (26,957)
          Inventories, net                                      12,819            31,989
          Prepaid expenses and other current assets              2,885             4,628
          Accounts payable                                      11,649            (8,035)
          Accrued excise taxes                                  (8,084)            3,844
          Other accrued expenses and liabilities                17,969            (2,328)
          Other assets and liabilities, net                     (1,117)           (2,097)
                                                             ---------         ---------
            Total adjustments                                  (16,457)            9,670
                                                             ---------         ---------
            Net cash (used in) provided by operating
              activities                                        (5,611)           22,769
                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                        (185,500)             -
  Purchases of property, plant and equipment                   (11,321)           (5,628)
  Proceeds from sale of assets                                     715              -
  Purchase of joint venture minority interest                     -                 (706)
                                                             ---------         ---------
            Net cash used in investing activities             (196,106)           (6,334)
                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     264,080              -
  Exercise of employee stock options                               309               348
  Net repayments of notes payable                              (70,396)          (11,900)
  Principal payments of long-term debt                         (16,253)           (6,000)
  Payment of issuance costs of long-term debt                   (3,230)             -
  Proceeds from employee stock purchases                          -                  650
                                                             ---------         ---------
            Net cash provided by (used in) financing
              activities                                       174,510           (16,902)
                                                             ---------         ---------

Effect of exchange rate changes on cash and
  cash investments                                               1,492              -
                                                             ---------         ---------

NET DECREASE IN CASH AND CASH INVESTMENTS                      (25,715)             (467)
CASH AND CASH INVESTMENTS, beginning of period                  27,645             1,232
                                                             ---------         ---------
CASH AND CASH INVESTMENTS, end of period                     $   1,930         $     765
                                                             =========         =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired                            $ 187,160         $    -
    Liabilities assumed                                         (1,660)             -
                                                             ---------         ---------
    Cash paid for purchase of business                       $ 185,500         $    -
                                                             =========         =========

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by Canandaigua Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

2)   ACQUISITIONS:

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (the "Black Velvet Acquisition"). Other principal brands acquired in the transaction were Golden Wedding, OFC, MacNaughton, McMaster's and Triple Crown. In connection with the transaction, the Company also entered into multi-year agreements with Diageo to provide packaging and distilling services for various brands retained by Diageo. The purchase price was approximately $185.5 million and was financed by the proceeds from the sale of the "$200 Million Notes" (as defined in Note 6).

     The Black Velvet Acquisition was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $22.3 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Black Velvet Acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended May 31, 1999 and 1998, which gives effect to the acquisition of Matthew Clark plc ("Matthew Clark") and the Black Velvet Acquisition as if they occurred on March 1, 1998. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                             For the Three Months Ended May 31,
                                             ----------------------------------
                                                  1999                1998
                                               ----------          ----------
(in thousands, except per share data)
Net sales                                      $  538,433          $  495,328
Income before income taxes                     $   19,328          $   24,931
Net income                                     $   11,596          $   14,959

Earnings per common share:
  Basic                                        $     0.65          $     0.80
                                               ==========          ==========
  Diluted                                      $     0.63          $     0.77
                                               ==========          ==========

Weighted average common shares outstanding:
  Basic                                            17,977              18,748
  Diluted                                          18,447              19,328


3)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                                 May 31,         February 28,
                                                  1999               1999
                                               ----------        ------------
(in thousands)
Raw materials and supplies                     $   29,430        $     32,388
Wine and distilled spirits in process             355,969             344,175
Finished case goods                               162,436             132,008
                                               ----------        ------------
                                               $  547,835        $    508,571
                                               ==========        ============

4)   OTHER ASSETS:

     The major components of other assets are as follows:

                                                 May 31,         February 28,
                                                  1999              1999
                                               ----------        ------------
(in thousands)
Goodwill                                       $  334,244        $    311,908
Distribution rights, agency
  license agreements and trademarks               269,612             179,077
Other                                              50,035              53,779
                                               ----------        ------------
                                                  653,891             544,764
Less - Accumulated amortization                   (39,172)            (35,530)
                                               ----------        ------------
                                               $  614,719        $    509,234
                                               ==========        ============

5)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:


                                                May 31,         February 28,
                                                 1999              1999
                                              -----------       ------------
(in thousands)
Accrued advertising and promotions            $    34,448       $     38,604
Accrued interest                                   25,804             11,384
Accrued salaries and commissions                    8,652             15,584
Other                                             104,474             83,879
                                              -----------       ------------
                                              $   173,378       $    149,451
                                              ===========       ============

6)   BORROWINGS:

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "$200 Million Notes"). The net proceeds of the offering (approximately $195.0 million) were used to fund the Black Velvet Acquisition and to pay the fees and expenses related thereto with the remainder of the net proceeds to be used for general corporate purposes or to fund future acquisitions. Interest on the $200 Million Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The $200 Million Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the $200 Million Notes using the proceeds of certain equity offerings completed before March 1, 2002. The $200 Million Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The $200 Million Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

7)   EARNINGS PER COMMON SHARE:

     Basic earnings per common share exclude the effect of common stock equivalents and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Convertible Common Stock. Diluted earnings per common share reflect the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assume the exercise of stock options using the treasury stock method and assume the conversion of convertible securities, if any, using the "if converted" method.

     The computation of basic and diluted earnings per common share is as follows:

                                           For the Three Months Ended May 31,
                                           ----------------------------------
                                                1999               1998
                                             ----------         ----------
(in thousands, except per share data)
Income applicable to common shares           $   10,846         $   13,099
                                             ==========         ==========

Weighted average common shares
  outstanding - basic                            17,977             18,748
Stock options                                       470                580
                                             ----------         ----------
Weighted average common shares
  outstanding - diluted                          18,447             19,328
                                             ==========         ==========

EARNINGS PER COMMON SHARE - BASIC            $     0.60         $     0.70
                                             ==========         ==========

EARNINGS PER COMMON SHARE - DILUTED          $     0.59         $     0.68
                                             ==========         ==========


8)   SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

     The following table presents summarized financial information for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary, and certain other subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                               Parent         Subsidiary        Subsidiary
                              Company         Guarantors      Nonguarantors      Eliminations      Consolidated
                            -----------      -----------      -------------      ------------      ------------
(in thousands)
Balance Sheet Data:
May 31, 1999
------------
Current assets              $   105,046      $   548,134        $ 280,482        $      -          $   933,662
Noncurrent assets           $   648,682      $ 1,043,815        $ 453,590        $(1,073,139)      $ 1,072,948
Current liabilities         $    94,923      $   128,172        $ 156,158        $      -          $   379,253
Noncurrent liabilities      $ 1,072,275      $    69,292        $  37,852        $      -          $ 1,179,419

February 28, 1999
-----------------
Current assets              $   114,243      $   532,028        $ 209,468        $      -          $   855,739
Noncurrent assets           $   646,133      $   396,125        $ 421,867        $  (526,088)      $   938,037
Current liabilities         $   157,648      $   126,803        $ 130,821        $      -          $   415,272
Noncurrent liabilities      $   815,421      $    73,178        $  54,633        $      -          $   943,232


                                      - 8 -
                               Parent        Subsidiary        Subsidiary
                              Company        Guarantors       Nonguarantors      Eliminations      Consolidated
                            -----------      ----------       -------------      ------------      ------------
(in thousands)
Income Statement Data:
For the three months
--------------------
ended May 31, 1999
------------------
Net sales                   $   154,623      $   299,219        $ 168,210        $   (91,883)      $   530,169
Gross profit                $    39,431      $    69,875        $  46,817        $      -          $   156,123
(Loss) income before
  income taxes              $    (5,023)     $    15,537        $   7,563        $      -          $    18,077
Net (loss) income           $    (3,014)     $     9,322        $   4,538        $      -          $    10,846


For the three months
--------------------
ended May 31, 1998
------------------
Net sales                   $   111,152      $   262,578        $     822        $   (61,624)      $   312,928
Gross profit                $    34,389      $    57,337        $     335        $      -          $    92,061
(Loss) income before
  income taxes              $      (107)     $    22,182        $     127        $      -          $    22,202
Net (loss) income           $       (63)     $    13,035        $     127        $      -          $    13,099



9)   BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in four segments: Canandaigua Wine (branded wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits of the respective business units.

Segment information is as follows:

                                           For the Three Months Ended May 31,
                                           ----------------------------------
                                                 1999              1998
                                              ----------        ----------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers                        $  142,641        $   126,798
    Intersegment                                   1,750               -
                                              ----------        -----------
    Total Branded                                144,391            126,798
                                              ----------        -----------
  Other:
    External customers                            19,130             19,139
    Intersegment                                      38               -
                                              ----------        -----------
    Total Other                                   19,168             19,139
                                              ----------        -----------
Net sales                                     $  163,559        $   145,937
Operating profit                              $    5,607        $     7,440
Long-lived assets                             $  192,128        $   185,416
Total assets                                  $  623,786        $   604,537
Capital expenditures                          $    5,638        $     4,836
Depreciation and amortization                 $    5,536        $     5,591

Barton:
-------
Net sales:
  Beer                                        $  146,611        $   118,796
  Spirits                                         54,139             47,372
                                              ----------        -----------
Net sales                                     $  200,750        $   166,168
Operating profit                              $   31,497        $    25,788
Long-lived assets                             $   79,784        $    51,220
Total assets                                  $  709,962        $   468,297
Capital expenditures                          $      916        $       760
Depreciation and amortization                 $    3,161        $     2,692

Matthew Clark:
--------------
Net sales:
  Branded                                     $   74,375        $       -
  Wholesale                                       92,422                -
                                              ----------        ------------
Net sales                                     $  166,797        $       -
Operating profit                              $    7,330        $       -
Long-lived assets                             $  169,393        $       -
Total assets                                  $  648,222        $       -
Capital expenditures                          $    4,656        $       -
Depreciation and amortization                 $    4,426        $       -

                                           For the Three Months Ended May 31,
                                           ----------------------------------
                                                 1999              1998
                                             ------------      ------------
(in thousands)
Corporate Operations and Other:
-------------------------------
Net sales                                    $        885      $        823
Operating loss                               $     (4,323)     $     (2,499)
Long-lived assets                            $     16,924      $      7,027
Total assets                                 $     24,640      $      7,133
Capital expenditures                         $        111      $         32
Depreciation and amortization                $        640      $        226

Intersegment eliminations:
--------------------------
Net sales                                    $     (1,822)     $       -

Consolidated:
-------------
Net sales                                    $    530,169      $    312,928
Operating profit                             $     40,111      $     30,729
Long-lived assets                            $    458,229      $    243,663
Total assets                                 $  2,006,610      $  1,079,967
Capital expenditures                         $     11,321      $      5,628
Depreciation and amortization                $     13,763      $      8,509


10)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income and foreign currency translation adjustments for the three month period ended May 31, 1999. For the three month period ended May 31, 1998, comprehensive income consisted of net income, exclusively. The reconciliation of net income to comprehensive net income is as follows:


                                           For the Three Months Ended May 31,
                                           ----------------------------------
                                                 1999              1998
                                             ------------      ------------
(in thousands)
Net income                                   $     10,846      $     13,099
Other comprehensive income:
  Cumulative translation adjustment                   850              -
                                             ------------      ------------
    Total comprehensive income               $     11,696      $     13,099
                                             ============      ============

11)  ACCOUNTING PRONOUNCEMENTS:

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

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 for one year. With the issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes the effect of the adoption on its financial statements will not be material based on the Company's current risk management strategies.

12)  SUBSEQUENT EVENTS:

     On June 4, 1999, the Company completed the purchase of all the outstanding capital stock of Franciscan Vineyards, Inc. ("Franciscan"), and related vineyards and assets. The purchase price was approximately $209.9 million in cash and assumed debt, net of cash acquired, of approximately $28.9 million. Also, on June 4, 1999, the Company completed its purchase of all the outstanding capital stock of Simi Winery, Inc. ("Simi"). The cash purchase price was approximately $55.8 million. The purchases will be accounted for using the purchase method; accordingly, the acquired assets will be recorded at fair market value at the date of acquisition. The Franciscan and Simi operations will be managed together as a separate business segment of the Company.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 1999 ("First Quarter 2000"), compared to the three months ended May 31, 1998 ("First Quarter 1999"), and (ii) financial liquidity and capital resources for First Quarter 2000. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

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

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (collectively, the "Black Velvet Acquisition"). In connection with the transaction, the Company also entered into multi-year agreements with Diageo to provide packaging and distilling services for various brands retained by Diageo. The results of operations from the Black Velvet Acquisition have been included in the consolidated results of operations of the Company since the date of acquisition.

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. ("Franciscan") and in related transactions purchased vineyards, a winery, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition").

     Also on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi Winery, Inc. ("Simi"). (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition".) The Simi Acquisition includes the Simi winery, equipment, vineyards, inventory and worldwide ownership of the Simi brand name.

     The Matthew Clark, Black Velvet and Franciscan Acquisitions are significant and the Company expects them to have a material impact on the Company's future results of operations.

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for First Quarter 2000 and First Quarter 1999.

                              First Quarter 2000 Compared to First Quarter 1999
                              -------------------------------------------------
                                                Net Sales
                              -------------------------------------------------
                                                                  %Increase/
                                    2000             1999         (Decrease)
                                 ----------       ----------      ----------
Canandaigua Wine:
  Branded:
    External customers           $  142,641       $  126,798        12.5 %
    Intersegment                      1,750             -            N/A
                                 ----------       ----------
    Total Branded                   144,391          126,798        13.9 %
                                 ----------       ----------
  Other:
    External customers               19,130           19,139        (0.1)%
    Intersegment                         38             -            N/A
                                 ----------       ----------
    Total Other                      19,168           19,139         0.2 %
                                 ----------       ----------
Canandaigua Wine net sales       $  163,559       $  145,937        12.1 %
                                 ----------       ----------
Barton:
  Beer                           $  146,611       $  118,796        23.4 %
  Spirits                            54,139           47,372        14.3 %
                                 ----------       ----------
Barton net sales                 $  200,750       $  166,168        20.8 %
                                 ----------       ----------
Matthew Clark:
  Branded                        $   74,375       $     -            N/A
  Wholesale                          92,422             -            N/A
                                 ----------       ----------
Matthew Clark net sales          $  166,797       $     -            N/A
                                 ----------       ----------
Corporate Operations and Other   $      885       $      823         7.5 %
                                 ----------       ----------
Intersegment eliminations        $   (1,822)      $     -            N/A
                                 ----------       ----------
Consolidated Net Sales           $  530,169       $  312,928        69.4 %
                                 ==========       ==========

     Net sales for First Quarter 2000 increased to $530.2 million from $312.9 million for First Quarter 1999, an increase of $217.2 million, or 69.4%.

     CANANDAIGUA WINE

     Net sales for Canandaigua Wine for First Quarter 2000 increased to $163.6 million from $145.9 million for First Quarter 1999, an increase of $17.6 million, or 12.1%. This increase resulted primarily from (i) sales of Arbor Mist and Mystic Cliffs, which were introduced in the second quarter of fiscal 1999,
(ii) growth in the Company's international business and (iii) an increase in the Company's bulk wine sales. These increases were partially offset by declines in other wine brands and in the Company's grape juice concentrate business.

     BARTON

     Net sales for Barton for First Quarter 2000 increased to $200.8 million from $166.2 million for First Quarter 1999, an increase of $34.6 million, or 20.8%. This increase resulted primarily from an increase in sales of imported beer brands led by Barton's Mexican portfolio as well as from $7.2 million of sales of products and services acquired in the Black Velvet Acquisition, which was completed in April 1999.

     MATTHEW CLARK

     Net sales for Matthew Clark for First Quarter 2000 were $166.8 million.

     GROSS PROFIT

     The Company's gross profit increased to $156.1 million for First Quarter 2000 from $92.1 million for First Quarter 1999, an increase of $64.1 million, or 69.6%. The dollar increase in gross profit was primarily related to sales from the Matthew Clark and Black Velvet Acquisitions, both completed after First Quarter 1999, as well as increased Barton beer and Canandaigua Wine wine sales. As a percent of net sales, gross profit remained flat at 29.4% for both First Quarter 2000 and First Quarter 1999, as margin improvements within each product line were offset by additional sales of lower-margin products such as imported beer and U.K. wholesale sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $110.5 million for First Quarter 2000 from $61.3 million for First Quarter 1999, an increase of $49.2 million, or 80.2%. The dollar increase in selling, general and administrative expenses resulted primarily from the addition of the Matthew Clark business and expenses related to the brands acquired in the Black Velvet Acquisition. The Company also increased its marketing and promotional costs to generate additional sales volume, particularly of Canandaigua Wine wine and Barton beer brands. Selling, general and administrative expenses as a percent of net sales increased to 20.8% for First Quarter 2000 as compared to 19.6% for First Quarter 1999. The increase in percent of net sales resulted primarily from
(i) Canandaigua Wine's investment in brand building and efforts to increase market share and (ii) the Matthew Clark Acquisition, as Matthew Clark's selling, general and administrative expenses as a percent of net sales is typically at the high end of the range of the Company's operating segments' percentages.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in First Quarter 2000 related to the closure of a production facility within the Matthew Clark operating segment in the United Kingdom and to a management reorganization within the Canandaigua Wine operating segment. No such charges were incurred in First Quarter 1999.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for First Quarter 2000 and First Quarter 1999.

                               First Quarter 2000 Compared to First Quarter 1999
                               -------------------------------------------------
                                           Operating Profit/(Loss)
                               -------------------------------------------------
                                                                  %Increase/
                                     2000           1999          (Decrease)
                                  ----------     ----------       ----------
Canandaigua Wine                  $    5,607     $    7,440         (24.6)%
Barton                                31,497         25,788          22.1 %
Matthew Clark                          7,330           -              N/A
Corporate Operations and Other        (4,323)        (2,499)         73.0 %
                                  ----------     ----------
Consolidated Operating Profit     $   40,111     $   30,729          30.5 %
                                  ==========     ==========

     As a result of the above factors, consolidated operating income increased to $40.1 million for First Quarter 2000 from $30.7 million for First Quarter 1999, an increase of $9.4 million, or 30.5%. Operating income for the Canandaigua Wine operating segment was down $1.8 million, or 24.6%, due to the nonrecurring charge of $2.6 million related to the segment's management reorganization, as well as additional marketing expenses associated with new product introductions. Exclusive of the nonrecurring charge, operating income increased by 9.8% to $8.2 million in First Quarter 2000. Operating income for the Matthew Clark operating segment, excluding nonrecurring charges of $2.9 million, was $10.3 million.

     INTEREST EXPENSE, NET

     Net interest expense increased to $22.0 million for First Quarter 2000 from $8.5 million for First Quarter 1999, an increase of $13.5 million or 158.4%. The increase resulted primarily from additional interest expense associated with the borrowings related to the Matthew Clark and Black Velvet Acquisitions.

     NET INCOME

     As a result of the above factors, net income decreased to $10.8 million for First Quarter 2000 from $13.1 million for First Quarter 1999, a decrease of $2.3 million, or 17.2%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for First Quarter 2000 were $53.9 million, an increase of $14.6 million over EBITDA of $39.2 million for First Quarter 1999. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

FIRST QUARTER 2000 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash used in operating activities for First Quarter 2000 was $5.6 million, which resulted from $25.8 million in net income adjusted for noncash items, less $31.4 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable, partially offset by an increase in accrued interest due to higher debt outstanding related to the Matthew Clark and Black Velvet Acquisitions.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for First Quarter 2000 was $196.1 million, which resulted primarily from net cash paid of $185.5 million for the Black Velvet Acquisition and $11.3 million of capital expenditures, including $1.3 million for vineyards.

     Net cash provided by financing activities for First Quarter 2000 was $174.5 million, which resulted primarily from proceeds of $264.1 million from issuance of long-term debt, including $200.0 million of long-term debt incurred in connection with the Black Velvet Acquisition. This amount was partially offset by repayment of $70.4 million of net revolving loan borrowings, principal payments of $16.3 million of long-term debt, and payment of $3.2 million of long-term debt issuance costs.

DEBT

     Total debt outstanding as of May 31, 1999, amounted to $1,103.5 million, an increase of $178.0 million from February 28, 1999. The ratio of total debt to total capitalization increased to 71.1% as of May 31, 1999, from 68.0% as of February 28, 1999.

     THE COMPANY'S CREDIT AGREEMENT

     As of May 31, 1999, under its bank credit agreement, the Company had outstanding term loans of $690.1 million bearing interest at 7.6%, $9.1 million of revolving loans bearing interest at 7.6%, undrawn revolving letters of credit of $3.8 million, and $287.1 million in revolving loans available to be drawn.

     During  June  1999,  the  Company,   certain  of  its  principal  operating
subsidiaries, and a syndicate of banks, for which The Chase Manhattan Bank acts as administrative agent, entered into a Second

Amended and Restated Credit Agreement (the "Credit Agreement") which amends and restates the Company's First Amended and Restated Credit Agreement. The Credit Agreement recasts certain incremental revolving loans provided for under the Company's First Amended and Restated Credit Agreement into amortizing term loans which are known as "Incremental Facility Loans". The Credit Agreement also amended the financial covenants for the debt coverage ratio and the interest coverage ratio to reflect $200.0 million of Incremental Facility Loans which were borrowed by the Company to finance the Franciscan Acquisition.

     The Incremental Facility Loans have a final maturity on December 1, 2005 and, subject to certain mandatory prepayment requirements, shall be repaid in quarterly installments, starting at $0.5 million in December 1999. The rate of interest payable on the Incremental Facility Loans, at the Company's option, is a function of the London interbank offering rate (LIBOR) plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement). The initial margin on the Incremental Facility Loans will be 1.75% (for prime rate based borrowings) and 2.75% (for LIBOR based borrowings).

     The Company financed the purchase price for the Simi Acquisition with revolving loan borrowings under the Credit Agreement.

     SENIOR SUBORDINATED NOTES

     As of May 31, 1999, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Notes"). The Notes are currently redeemable, in whole or in part, at the option of the Company.

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "$200 Million Notes"). The Company used the proceeds from the sale of the $200 Million Notes to fund the Black Velvet Acquisition ($185.5 million) and to pay the fees and expenses related thereto with the remainder of the net proceeds to be used for general corporate purposes or to fund future acquisitions. The $200 Million Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the $200 Million Notes using the proceeds of certain equity offerings completed before March 1, 2002. A brief description of the $200 Million Notes is contained in Note 6 to the Company's consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ACCOUNTING PRONOUNCEMENTS

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

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 for one year. With the issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes the effect of adoption on its financial statements will not be material based on the Company's current risk management strategies.

YEAR 2000 ISSUE

     For purposes of the following Year 2000 discussion, the information presented includes the effect of the Franciscan and Simi Acquisitions. The Company has in place detailed programs to address Year 2000 readiness in its internal systems and with its key customers and suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, have been inventoried and assessed. In addition, plans have been developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and approximately 85% of the remediation phase. With respect to its non-information technology systems, the Company has completed the entire assessment phase and approximately 80% of the remediation phase. Selected areas, both internal and external, are being tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by September 1999. The Company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by September 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

     Information about market risks for the three months ended May 31, 1999, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

     (a)  See Index to Exhibits located on Page 26 of this Report.

     (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended May 31, 1999:

          (i) Form 8-K dated February 25, 1999. This Form 8-K reported information under Item 7 (Financial Statements and Exhibits).

          (ii) Form 8-K dated April 9, 1999. This Form 8-K reported information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

          (iii)Form  8-K  dated  April  12,   1999.   This  Form  8-K   reported
               information under Item 5 (Other Events).

          (iv) Form 8-K dated April 15, 1999. This Form 8-K reported information under Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets for the fiscal years ended February 28, 1999 and February 28, 1998; (ii) the Company's Condensed Consolidated Statements of Income for the three months ended February 28, 1999 (unaudited) and February 28, 1998 (unaudited); and (iii) the Company's Condensed Consolidated Statements of Income for the twelve months ended February 28, 1999 and the twelve months ended February 28, 1998.

          (v) Form 8-K dated April 22, 1999. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CANANDAIGUA BRANDS, INC.

Dated:  July 14, 1999                   By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Vice President,
                                             Corporate Reporting and Controller

Dated:  July 14, 1999                   By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Senior Vice
                                             President and Chief Financial
                                             Officer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                  SUBSIDIARIES


                                        BATAVIA WINE CELLARS, INC.

Dated:  July 14, 1999                   By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated:  July 14, 1999                   By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated:  July 14, 1999                   By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated:  July 14, 1999                   By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated:  July 14, 1999                   By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated:  July 14, 1999                   By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Treasurer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)


                                        CANANDAIGUA LIMITED

Dated:  July 14, 1999                   By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Authorized Officer

Dated:  July 14, 1999                   By:  /s/ Thomas S.
                                             ----------------------------------
                                             Thomas S. Summer, Finance Director
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        POLYPHENOLICS, INC.

Dated:  July 14, 1999                   By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Vice President and
                                             Controller

Dated:  July 14, 1999                   By:  /s/ Thomas S. Summer
                                             ----------------------------------
                                             Thomas S. Summer, Vice President
                                             and Treasurer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        ROBERTS TRADING CORP.

Dated:  July 14, 1999                   By:  /s/ Thomas F. Howe
                                             ----------------------------------
                                             Thomas F. Howe, Controller

Dated:  July 14, 1999                   By:  /s/ Thomas S. Summer
                                             --------------------------------
                                             Thomas S. Summer, President and
                                             Treasurer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                        BARTON INCORPORATED

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President and
                                             Chief Executive Officer

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON BRANDS, LTD.

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON BEERS, LTD.

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                        BARTON BRANDS OF GEORGIA, INC.

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON DISTILLERS IMPORT CORP.

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        BARTON FINANCIAL CORPORATION

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, President and
                                             Secretary

Dated:  July 14, 1999                   By:  /s/ Charles T. Schlau
                                             ----------------------------------
                                             Charles T. Schlau, Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, Executive Vice
                                             President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                        MONARCH IMPORT COMPANY

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                        THE VIKING DISTILLERY, INC.

Dated:  July 14, 1999                   By:  /s/ Alexander L. Berk
                                             ----------------------------------
                                             Alexander L. Berk, President

Dated:  July 14, 1999                   By:  /s/ Raymond E. Powers
                                             ----------------------------------
                                             Raymond E. Powers, Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                INDEX TO EXHIBITS

(2)  PLAN  OF   ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION   OR
     SUCCESSION.

2.1 Asset Purchase Agreement dated as of February 21, 1999 by and among Diageo Inc., UDV Canada Inc., United Distillers Canada Inc. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 9, 1999 and incorporated herein by reference).

2.2 Stock Purchase Agreement, dated April 21, 1999, between Franciscan Vineyards, Inc., Agustin Huneeus, Agustin Francisco Huneeus, Jean-Michel Valette, Heidrun Eckes-Chantre Und Kinder Beteiligungsverwaltung II, GbR, Peter Eugen Eckes Und Kinder Beteiligungsverwaltung II, GbR, Harald Eckes-Chantre, Christina Eckes-Chantre, Petra Eckes-Chantre and Canandaigua Brands, Inc. (filed as Exhibit 2.1 on the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

2.3 Stock Purchase Agreement by and between Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) and Moet Hennessy, Inc. dated April 1, 1999 (including a list briefly identifying the contents of all omitted schedules thereto) (filed herewith). The Company will furnish supplementally to the Commission, upon request, a copy of any omitted schedule.

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

4.6 Fifth Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and The Chase Manhattan Bank (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

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

4.10 Third Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and Harris Trust and Savings Bank (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

4.11 First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

4.12 Second Amended and Restated Credit Agreement, dated as of May 12, 1999, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

4.13 Incremental Facility Loan Agreement, dated as of May 27, 1999, between the Company, its principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

4.14 Indenture with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, among the Company, as issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.15 Supplemental Indenture No. 1, dated as of February 25, 1999, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit
     99.2 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

(10) MATERIAL CONTRACTS.

     First Amendment to the Supplemental Executive Retirement Plan of the Company (filed herewith).

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