Form 10-Q
period 1999-08-31
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 1999-10-15
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1999
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    -----------

                          COMMISSION FILE NUMBER 0-7570

   DELAWARE              CANANDAIGUA BRANDS, INC.               16-0716709
                            AND ITS SUBSIDIARIES:
   NEW YORK              BATAVIA WINE CELLARS, INC.             16-1222994
   NEW YORK              CANANDAIGUA WINE COMPANY, INC.         16-1462887
   NEW YORK              CANANDAIGUA EUROPE LIMITED             16-1195581
   ENGLAND AND WALES     CANANDAIGUA LIMITED                       -----
   NEW YORK              POLYPHENOLICS, INC.                    16-1546354
   NEW YORK              ROBERTS TRADING CORP.                  16-0865491
   DELAWARE              BARTON INCORPORATED                    36-3500366
   DELAWARE              BARTON BRANDS, LTD.                    36-3185921
   MARYLAND              BARTON BEERS, LTD.                     36-2855879
   CONNECTICUT           BARTON BRANDS OF CALIFORNIA, INC.      06-1048198
   GEORGIA               BARTON BRANDS OF GEORGIA, INC.         58-1215938
   NEW YORK              BARTON DISTILLERS IMPORT CORP.         13-1794441
   DELAWARE              BARTON FINANCIAL CORPORATION           51-0311795
   WISCONSIN             STEVENS POINT BEVERAGE CO.             39-0638900
   ILLINOIS              MONARCH IMPORT COMPANY                 36-3539106
   GEORGIA               THE VIKING DISTILLERY, INC.            58-2183528
(State or other          (Exact name of registrant as       (I.R.S. Employer
jurisdiction of           specified in its charter)          Identification No.)
incorporation or
organization)

              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK  14450
              ------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                                 (716) 218-2169
              ----------------------------------------------------
              (Registrants' telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of September 30, 1999, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                  CLASS                             NUMBER OF SHARES OUTSTANDING
                  ------                            ----------------------------

Class A Common Stock, Par Value $.01 Per Share               14,896,803
Class B Common Stock, Par Value $.01 Per Share                3,158,345

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      August 31,   February 28,
                                                         1999          1999
                                                     -----------   ------------
                                                     (unaudited)
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash investments                          $     4,340    $    27,645
  Accounts receivable, net                               344,652        260,433
  Inventories, net                                       602,257        508,571
  Prepaid expenses and other current assets               74,206         59,090
                                                     -----------    -----------
    Total current assets                               1,025,455        855,739
PROPERTY, PLANT AND EQUIPMENT, net                       553,442        428,803
OTHER ASSETS                                             801,391        509,234
                                                     -----------    -----------
  Total assets                                       $ 2,380,288    $ 1,793,776
                                                     ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                      $    75,077    $    87,728
  Current maturities of long-term debt                    17,844          6,005
  Accounts payable                                       150,354        122,746
  Accrued excise taxes                                    41,469         49,342
  Other accrued expenses and liabilities                 214,287        149,451
                                                     -----------    -----------
    Total current liabilities                            499,031        415,272
                                                     -----------    -----------
LONG-TERM DEBT, less current maturities                1,274,295        831,689
                                                     -----------    -----------
DEFERRED INCOME TAXES                                    110,261         88,179
                                                     -----------    -----------
OTHER LIABILITIES                                         27,752         23,364
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at August 31, 1999, and
    February 28, 1999                                       -              -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 18,036,328 shares at August 31, 1999,
    and 17,915,359 shares at February 28, 1999               180            179
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,796,524 shares at August 31, 1999,
    and 3,849,173 shares at February 28, 1999                 38             39
  Additional paid-in capital                             242,324        239,912
  Retained earnings                                      313,028        281,081
  Accumulated other comprehensive income-
    Cumulative translation adjustment                     (4,907)        (4,173)
                                                     -----------    -----------
                                                         550,663        517,038
                                                     -----------    -----------
  Less-Treasury stock-
  Class A Common Stock, 3,156,004 shares at
    August 31, 1999, and 3,168,306 shares at             (79,507)       (79,559)
    February 28, 1999, at cost
  Class B Convertible Common Stock, 625,725 shares at
    August 31, 1999, and February 28, 1999, at cost       (2,207)        (2,207)
                                                     -----------    -----------
                                                         (81,714)       (81,766)
                                                     -----------    -----------
    Total stockholders' equity                           468,949        435,272
                                                     -----------    -----------
  Total liabilities and stockholders' equity         $ 2,380,288    $ 1,793,776
                                                     ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                      - 2 -

                                          CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                            (in thousands, except per share data)
                                              For the Six Months Ended August 31,   For the Three Months Ended August 31,
                                              -----------------------------------   -------------------------------------
                                                    1999               1998               1999                1998
                                                ------------       ------------      ------------         ------------
                                                  (unaudited)        (unaudited)       (unaudited)          (unaudited)
GROSS SALES                                     $  1,519,834       $    880,150      $    814,845         $    457,281
  Less - Excise taxes                               (368,085)          (217,836)         (193,265)            (107,895)
                                                ------------       ------------      ------------         ------------
    Net sales                                      1,151,749            662,314           621,580              349,386
COST OF PRODUCT SOLD                                (806,499)          (467,017)         (432,452)            (246,150)
                                                ------------       ------------      ------------         ------------
    Gross profit                                     345,250            195,297           189,128              103,236
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          (235,821)          (128,786)         (125,320)             (67,454)
NONRECURRING CHARGES                                  (5,510)              -                 -                    -
                                                ------------       ------------      ------------         ------------
    Operating income                                 103,919             66,511            63,808               35,782
INTEREST EXPENSE, net                                (50,675)           (15,952)          (28,640)              (7,425)
                                                ------------       ------------      ------------         ------------
    Income before income taxes                        53,244             50,559            35,168               28,357
PROVISION FOR INCOME TAXES                           (21,297)           (20,729)          (14,067)             (11,626)
                                                ------------       ------------      ------------         ------------
NET INCOME                                      $     31,947       $     29,830      $     21,101         $     16,731
                                                ============       ============      ============         ============

SHARE DATA:
Earnings per common share:
   Basic                                        $       1.78       $       1.60      $       1.17        $        0.90
                                                ============       ============      ============        =============
   Diluted                                      $       1.73       $       1.56      $       1.14        $        0.88
                                                ============       ============      ============        =============
Weighted average common shares outstanding:
   Basic                                              17,994             18,669            18,010               18,589
   Diluted                                            18,459             19,168            18,499               19,051

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      - 3 -

                                   CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                                 For the Six Months Ended August 31,
                                                                 -----------------------------------
                                                                       1999              1998
                                                                   ------------      ------------
                                                                   (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    31,947       $    29,830

  Adjustments  to  reconcile  net income to net
    cash provided by operating activities:
      Depreciation of property, plant and equipment                     23,733            11,952
      Amortization of intangible assets                                 10,410             5,015
      Stock-based compensation expense                                     769                51
      Amortization of discount on long-term debt                           208               189
      Deferred tax (benefit) provision                                  (1,697)              900
      Gain on sale of assets                                            (1,486)               (3)
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                     (64,766)          (11,935)
          Inventories, net                                              20,585            47,306
          Prepaid expenses and other current assets                    (12,559)          (10,867)
          Accounts payable                                               9,383            11,339
          Accrued excise taxes                                          (8,076)            4,063
          Other accrued expenses and liabilities                        48,417             3,213
          Other assets and liabilities, net                              2,230            (2,549)
                                                                   -----------       -----------
            Total adjustments                                           27,151            58,674
                                                                   -----------       -----------
            Net cash provided by operating activities                   59,098            88,504
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                       (452,491)             -
  Purchases of property, plant and equipment                           (30,759)          (14,098)
  Proceeds from sale of assets                                           1,071                27
  Purchase of joint venture minority interest                             -                 (716)
                                                                   -----------       -----------
            Net cash used in investing activities                     (482,179)          (14,787)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             664,080              -
  Exercise of employee stock options                                     1,194             2,154
  Proceeds from employee stock purchases                                   601             1,284
  Principal payments of long-term debt                                (242,529)          (12,000)
  Net repayments of notes payable                                      (12,676)          (28,900)
  Payment of issuance costs of long-term debt                          (10,751)             -
  Purchases of treasury stock                                             -              (36,014)
                                                                   -----------       -----------
            Net cash provided by (used in) financing
              activities                                               399,919           (73,476)
                                                                   -----------       -----------

Effect of exchange rate changes on cash and
  cash investments                                                        (143)             -
                                                                   -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS                   (23,305)              241
CASH AND CASH INVESTMENTS, beginning of period                          27,645             1,232
                                                                   -----------       -----------
CASH AND CASH INVESTMENTS, end of period                           $     4,340       $     1,473
                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including
      cash acquired                                                $   554,235       $      -
    Liabilities assumed                                                (99,255)             -
                                                                   -----------       -----------
    Cash paid                                                          454,980              -
    Less - cash acquired                                                (2,489)             -
                                                                   -----------       -----------
    Net cash paid for purchases of businesses                      $   452,491       $      -
                                                                   ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

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

2)   ACQUISITIONS:

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (the "Black Velvet Acquisition"). In connection with the transaction, the Company also entered into multi-year agreements with Diageo to provide packaging and distilling services for various brands retained by Diageo. The purchase price was approximately $185.5 million and was financed by the proceeds from the sale of the "Senior Subordinated Notes" (as defined in Note 6).

     The Black Velvet Acquisition was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $30.1 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Black Velvet Acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. and related transactions purchased vineyards, a winery, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). The purchase price was approximately $212.0 million cash plus assumed debt, net of cash acquired, of approximately $30.8 million. The purchase price was financed by additional term loan borrowings under the bank credit agreement. Also, on June 4, 1999, the Company acquired all of the outstanding capital stock of Simi Winery, Inc. (the "Simi Acquisition"). The cash purchase price was approximately $57.5 million and was financed by revolving loan borrowings under the bank credit agreement. The purchases were accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill) for the Franciscan Acquisition and the Simi Acquisition, $72.0 million and $6.9 million, respectively, is being amortized on a straight-line basis over 40 years. The Franciscan and Simi operations are managed together as a separate business segment of the Company ("Franciscan"). The results of operations of Franciscan have been included in the Consolidated Statements of Income since the date of acquisition. The unaudited pro forma results of operations for the six months ended August 31, 1999 (shown in the table below), reflect total nonrecurring charges of $12.4 million ($0.40 per share on a diluted basis) related to transaction costs, primarily for exercise of stock options, which were incurred by Franciscan Vineyards, Inc. prior to the acquisition.

     The following table sets forth the unaudited pro forma results of operations of the Company for the six months ended August 31, 1999 and 1998, which gives effect to the acquisition of Matthew Clark plc ("Matthew Clark"), the Black Velvet Acquisition and Franciscan as if they occurred on March 1, 1998. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                            For the Six Months Ended August 31,
                                            -----------------------------------
                                                 1999                1998
                                            ---------------     ---------------
(in thousands, except per share data)
Net sales                                   $     1,179,113     $     1,062,563
Income before income taxes                  $        37,711     $        55,300
Net income                                  $        22,627     $        32,626

Earnings per common share:
  Basic                                     $          1.26     $          1.75
                                            ===============     ===============
  Diluted                                   $          1.23     $          1.70
                                            ===============     ===============


Weighted average common shares outstanding:
  Basic                                              17,994              18,669
  Diluted                                            18,459              19,168


3)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                               August 31,         February 28,
                                                  1999                1999
                                            ---------------     ---------------
(in thousands)
Raw materials and supplies                  $        37,523     $        32,388
Wine and distilled spirits in process               362,514             344,175
Finished case goods                                 202,220             132,008
                                            ---------------     ---------------
                                            $       602,257     $       508,571
                                            ===============     ===============

4)   OTHER ASSETS:

     The major components of other assets are as follows:

                                               August 31,         February 28,
                                                  1999               1999
                                            ---------------     ---------------
(in thousands)
Goodwill                                    $       421,079     $       311,908
Trademarks                                          270,243             102,183
Distribution rights and
  agency license agreements                          87,052              76,894
Other                                                68,274              53,779
                                            ---------------     ---------------
                                                    846,648             544,764
Less - Accumulated amortization                     (45,257)            (35,530)
                                            ---------------     ---------------
                                            $       801,391     $       509,234
                                            ===============     ===============

5)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                                               August 31,         February 28,
                                                  1999                1999
                                            ---------------     ---------------
(in thousands)
Accrued advertising and promotions          $        53,830     $       38,604
Accrued income taxes payable                         28,765              9,347
Accrued interest                                     12,814             11,384
Accrued salaries and commissions                     10,980             15,584
Other                                               107,898             74,532
                                            ---------------     --------------
                                            $       214,287     $      149,451
                                            ===============     ==============

6)   BORROWINGS:

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The net proceeds of the offering (approximately $195.0 million) were used to fund the Black Velvet Acquisition and to pay the fees and expenses related  thereto  with  the  remainder  of the net  proceeds  used  for  general corporate purposes. Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002. The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 ("Senior Notes"). The net proceeds of the offering (approximately $196.0 million) was used to repay a portion of the Company's borrowings under its bank credit agreement. Interest on the Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning

February 1, 2000. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

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

     The computation of basic and diluted earnings per common share is as follows:

                                                  For the Six Months            For the Three Months
                                                   Ended August 31,               Ended August 31,
                                               ------------------------      -------------------------
                                                  1999          1998            1999           1998
                                               ----------    ----------      ----------     ----------
(in thousands, except per share data)
Income applicable to common shares             $   31,947    $   29,830      $   21,101     $   16,731
                                               ==========    ==========      ==========     ==========

Weighted average common shares
  outstanding - basic                              17,994        18,669          18,010         18,589
Stock options                                         465           499             489            462
                                               -----------   ----------      ----------     ----------
Weighted average common shares
  outstanding - diluted                            18,459        19,168          18,499         19,051
                                               ===========   ==========      ==========     ==========
EARNINGS PER COMMON SHARE - BASIC              $      1.78   $     1.60      $     1.17     $     0.90
                                               ===========   ==========      ==========     ==========
EARNINGS PER COMMON SHARE - DILUTED            $      1.73   $     1.56      $     1.14     $     0.88
                                               ===========   ==========      ==========     ==========

8)   STOCK INCENTIVE PLANS:

     At the Company's Annual Meeting of Stockholders held on July 20, 1999, stockholders approved the amendment to the Company's Long-Term Stock Incentive Plan to increase the aggregate number of shares of the Class A Stock available for awards under the plan from 4,000,000 shares to 7,000,000 shares.

9)   SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

     The following table presents summarized financial information for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior subordinated notes and senior notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary, and certain other subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                      - 8 -

                                 Parent         Subsidiary        Subsidiary
                                Company         Guarantors       Nonguarantors     Eliminations     Consolidated
                              ------------     ------------      -------------     ------------     ------------
(in thousands)
Balance Sheet Data:

August 31, 1999
---------------
Current assets                $    109,222     $    610,468      $     305,765     $       -        $  1,025,455
Noncurrent assets             $    922,563     $  1,254,587      $     458,473     $ (1,280,790)    $  1,354,833
Current liabilities           $    181,854     $     29,961      $     287,216     $       -        $    499,031
Noncurrent liabilities        $  1,267,132     $     95,768      $      49,408     $       -        $  1,412,308

February 28, 1999
-----------------
Current assets                $    114,243     $    532,028      $     209,468     $       -        $    855,739
Noncurrent assets             $    646,133     $    396,125      $     421,867     $   (526,088)    $    938,037
Current liabilities           $    157,648     $    126,803      $     130,821     $       -        $    415,272
Noncurrent liabilities        $    815,421     $     73,178      $      54,633     $       -        $    943,232

Income Statement Data:

For the Six Months
------------------
Ended August 31, 1999
---------------------
Net sales                     $    276,053     $    694,858      $     356,468     $   (175,630)    $ 1,151,749
Gross profit                  $     89,328     $    153,379      $     102,543     $       -        $   345,250
Income before
   income taxes               $      6,592     $     26,624      $      20,028     $       -        $    53,244
Net income                    $      3,955     $     15,974      $      12,018     $       -        $    31,947

For the Six Months
------------------
Ended August 31, 1998
---------------------
Net sales                     $    248,590     $    552,352      $       1,093     $   (139,721)    $   662,314
Gross profit                  $     71,268     $    123,635      $         394     $       -        $   195,297
(Loss) income before
   income taxes               $       (511)    $     51,359      $        (289)    $       -        $    50,559
Net (loss) income             $       (302)    $     30,302      $        (170)    $       -        $    29,830

For the Three Months
--------------------
Ended August 31, 1999
---------------------
Net sales                     $    121,430     $    395,639      $     188,258     $    (83,747)    $   621,580
Gross profit                  $     49,898     $     83,504      $      55,726     $       -        $   189,128
Income before
   income taxes               $     11,616     $     11,086      $      12,466     $       -        $    35,168
Net income                    $      6,969     $      6,652      $       7,480     $       -        $    21,101

                                      - 9 -
                                 Parent         Subsidiary        Subsidiary
                                Company         Guarantors       Nonguarantors     Eliminations     Consolidated
                              ------------     ------------      -------------     ------------     ------------
(in thousands)

For the Three Months
--------------------
Ended August 31, 1998
---------------------
Net sales                     $    137,438     $    289,774      $         271     $    (78,097)    $   349,386
Gross profit                  $     36,878     $     66,298      $          60     $       -        $   103,236
(Loss) income before
   income taxes               $       (404)    $     29,177      $        (416)    $       -        $    28,357
Net (loss) income             $       (238)    $     17,266      $        (297)    $       -        $    16,731

10)  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Canandaigua Wine (branded popularly-priced wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profits of the respective business units.

Segment information is as follows:

                                              For the Six Months              For the Three Months
                                                Ended August 31,                 Ended August 31,
                                          ---------------------------      ---------------------------
                                              1999            1998             1999            1998
                                          -----------     -----------      -----------     -----------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers                    $   292,182     $   267,343      $   149,540     $   140,545
    Intersegment                                2,989            -               1,239            -
                                          -----------     -----------      -----------     -----------
    Total Branded                             295,171         267,343          150,779         140,545
                                          -----------     -----------      -----------     -----------
  Other:
    External customers                         38,579          39,350           19,449          20,211
    Intersegment                                   37            -                -               -
                                          -----------     -----------      -----------     -----------
    Total Other                                38,616          39,350           19,449          20,211
                                          -----------     -----------      -----------     -----------
Net sales                                 $   333,787     $   306,693      $   170,228     $   160,756
Operating profit                          $    16,019     $    17,661      $    10,412     $    10,221
Long-lived assets                         $   194,114     $   187,329      $   194,114     $   187,329
Total assets                              $   597,832     $   562,397      $   597,832     $   562,397
Capital expenditures                      $    12,708     $    11,418      $     7,070     $     6,582
Depreciation and amortization             $    11,649     $    10,716      $     6,113     $     5,125

                                     - 10 -
                                              For the Six Months              For the Three Months
                                               Ended August 31,                 Ended August 31,
                                          ---------------------------      ---------------------------
                                              1999            1998            1999            1998
                                          -----------     -----------      -----------     -----------
(in thousands)
Barton:
-------
Net sales:
  Beer                                    $   323,806     $   259,929      $   177,195     $   141,133
  Spirits                                     127,149          94,599           73,010          47,227
                                          -----------     -----------      -----------     -----------
Net sales                                 $   450,955     $   354,528      $   250,205     $   188,360
Operating profit                          $    73,459     $    54,620      $    41,962     $    28,832
Long-lived assets                         $    76,849     $    51,008      $    76,849     $    51,008
Total assets                              $   714,677     $   484,607      $   714,677     $   484,607
Capital expenditures                      $     2,668     $     1,688      $     1,752     $       928
Depreciation and amortization             $     6,398     $     5,392      $     3,237     $     2,700

Matthew Clark:
--------------
Net sales:
  Branded                                 $   155,254     $      -         $    80,879     $      -
  Wholesale                                   194,753            -             102,331            -
                                          -----------     -----------      -----------     -----------
Net sales                                 $   350,007     $      -         $   183,210     $      -
Operating profit                          $    19,310     $      -         $    11,980     $      -
Long-lived assets                         $   170,703     $      -         $   170,703     $      -
Total assets                              $   678,498     $      -         $   678,498     $      -
Capital expenditures                      $    11,115     $      -         $     6,459     $      -
Depreciation and amortization             $    12,816     $      -         $     8,390     $      -

Franciscan:
-----------
Net sales                                 $    17,137     $      -         $    17,137     $      -
Operating profit                          $     1,571     $      -         $     1,571     $      -
Long-lived assets                         $    94,716     $      -         $    94,716     $      -
Total assets                              $   352,790     $      -         $   352,790     $      -
Capital expenditures                      $     3,720     $      -         $     3,720     $      -
Depreciation and amortization             $     1,809     $      -         $     1,809     $      -

Corporate Operations and Other:
-------------------------------
Net sales                                 $     2,889     $     1,093      $     2,004     $       270
Operating loss                            $    (6,440)    $    (5,770)     $    (2,117)    $    (3,271)
Long-lived assets                         $    17,060     $     7,820      $    17,060     $     7,820
Total assets                              $    36,491     $    18,847      $    36,491     $    18,847
Capital expenditures                      $       548     $       992      $       437     $       960
Depreciation and amortization             $     1,471     $       859      $       831     $       634

                                     - 11 -
                                              For the Six Months              For the Three Months
                                               Ended August 31,                 Ended August 31,
                                          ---------------------------      ---------------------------
                                              1999            1998            1999            1998
                                          -----------     -----------      -----------     -----------
(in thousands)
Intersegment eliminations:
--------------------------
Net sales                                 $    (3,026)    $      -         $    (1,204)    $      -

Consolidated:
-------------
Net sales                                 $ 1,151,749     $   662,314      $   621,580     $   349,386
Operating profit                          $   103,919     $    66,511      $    63,808     $    35,782
Long-lived assets                         $   553,442     $   246,157      $   553,442     $   246,157
Total assets                              $ 2,380,288     $ 1,065,851      $ 2,380,288     $ 1,065,851
Capital expenditures                      $    30,759     $    14,098      $    19,438     $     8,470
Depreciation and amortization             $    34,143     $    16,967      $    20,380     $     8,459

11)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income and foreign currency translation adjustments for the six month and three month periods ended August 31, 1999. For the six month and three month periods ended August 31, 1998, comprehensive income consisted of net income, exclusively. The reconciliation of net income to comprehensive net income is as follows:

                                              For the Six Months           For the Three Months
                                               Ended August 31,              Ended August 31,
                                          ---------------------------   ---------------------------
                                              1999          1998            1999           1998
                                          ------------   ------------   ------------   ------------
(in thousands)
Net income                                $     31,947   $     29,830   $     21,101   $     16,731
Other comprehensive income:
  Cumulative translation adjustment              ( 734)          -           ( 1,584)          -
                                          ------------   ------------   ------------   ------------
    Total comprehensive income            $     31,213   $     29,830   $     19,517   $     16,731
                                          ============   ============   ============   ============

12)  ACCOUNTING PRONOUNCEMENTS:

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

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. With the issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes the effect of the adoption on its financial statements will not be material based on the Company's current risk management strategies.

13)  SUBSEQUENT EVENT:

     2000 CREDIT AGREEMENT -

     On October 6, 1999, the Company, certain of its principal operating subsidiaries and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into a new senior credit agreement (the "2000 Credit Agreement"). The 2000 Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion). Proceeds of the 2000 Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's prior bank credit agreement, and are available to fund permitted acquisitions and ongoing working capital needs of the Company and its subsidiaries.

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility requires quarterly repayments, starting at $12.0 million in March 2000 and increasing thereafter annually with final payments of $23.0 million in each quarter in 2004. The Tranche II Term Loan facility requires quarterly repayments of $1.6 million for each quarter in 2000, $3.2 million for each quarter in 2001 and 2002, $4.0 million for each quarter in 2003 and $68.0 million in each quarter in 2004 (all such repayments shall be in British pound sterling and the foregoing amounts reflect the U.S. dollar equivalents at closing on October 6, 1999). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior bank credit agreement.

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate (LIBOR) plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. The initial margin for all loans was set at the highest level at closing and is subject to reduction after November 30, 1999, depending on the Company's Debt Ratio. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments, initially at 0.50% per annum and subject to reduction after November 30, 1999, to 0.25%, depending on the Company's Debt Ratio.

     Certain of the Company's principal operating subsidiaries have guaranteed the Company's obligations under the 2000 Credit Agreement. In addition, subject to certain limitations applicable to inactive subsidiaries and to some of the Company's foreign subsidiaries, all of the capital stock of each operating wholly-owned subsidiary (other than the subsidiaries of Matthew Clark) has been pledged to the Syndicate Banks as security for the obligations under the 2000 Credit Agreement.

     The Company and its subsidiaries are subject to customary secured lending covenants including those restricting additional liens, incurring additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior bank credit agreement. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 2000 Credit Agreement is the requirement to maintain a fixed charges ratio of not less than 1.0 at the last day of each fiscal quarter for the most recent four quarters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 1999 ("Second Quarter 2000"), compared to the three months ended August 31, 1998 ("Second Quarter 1999"), and for the six months ended August 31, 1999 ("Six Months 2000"), compared to the six months ended August 31, 1998 ("Six Months 1999"), and (ii) financial liquidity and capital resources for Six Months 2000. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

     The Company operates primarily in the beverage alcohol industry in the United States and the United Kingdom. The Company reports its operating results in five segments: Canandaigua Wine (branded popularly-priced wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items).

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

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (collectively, the "Black Velvet Acquisition"). In connection with the transaction, the Company also entered into multi-year agreements with Diageo to provide packaging and distilling services for various brands retained by Diageo. The results of operations from the Black Velvet Acquisition are reported in the Barton segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. and in related transactions purchased vineyards, a winery, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). Also on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi Winery, Inc. ("Simi"). (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition".) The Simi Acquisition includes the Simi winery, equipment, vineyards and inventory. The results of operations from the Franciscan and Simi Acquisitions (collectively, "Franciscan") are reported together in the Franciscan segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     The Matthew Clark, Black Velvet and Franciscan Acquisitions are significant and the Company expects them to have a material impact on the Company's future results of operations.

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Second Quarter 2000 and Second Quarter 1999.

                             Second Quarter 2000 Compared to Second Quarter 1999
                             ---------------------------------------------------
                                                  Net Sales
                             ---------------------------------------------------
                                                                 %Increase/
                                      2000            1999       (Decrease)
                                   ---------       ---------     ----------
Canandaigua Wine:
  Branded:
    External customers             $ 149,540       $ 140,545        6.4 %
    Intersegment                       1,239            --          N/A
                                   ---------       ---------
    Total Branded                    150,779         140,545        7.3 %
                                   ---------       ---------
  Other:
    External customers                19,449          20,211       (3.8)%
    Intersegment                        --              --          N/A
                                   ---------       ---------
    Total Other                       19,449          20,211       (3.8)%
                                   ---------       ---------
Canandaigua Wine net sales         $ 170,228       $ 160,756        5.9 %
                                   ---------       ---------
Barton:
  Beer                             $ 177,195       $ 141,133       25.6 %
  Spirits                             73,010          47,227       54.6 %
                                   ---------       ---------
Barton net sales                   $ 250,205       $ 188,360       32.8 %
                                   ---------       ---------
Matthew Clark:
  Branded                          $  80,879       $    --          N/A
  Wholesale                          102,331            --          N/A
                                   ---------       ---------
Matthew Clark net sales            $ 183,210       $    --          N/A
                                   ---------       ---------
Franciscan                         $  17,137       $    --          N/A
                                   ---------       ---------
Corporate Operations and Other     $   2,004       $     270      642.2 %
                                   ---------       ---------
Intersegment eliminations          $  (1,204)      $    --          N/A
                                   ---------       ---------
Consolidated Net Sales             $ 621,580       $ 349,386       77.9 %
                                   =========       =========

     Net sales for Second Quarter 2000 increased to $621.6 million from $349.4 million for Second Quarter 1999, an increase of $272.2 million, or 77.9%.

     CANANDAIGUA WINE

     Net sales for Canandaigua Wine for Second Quarter 2000 increased to $170.2 million from $160.8 million for Second Quarter 1999, an increase of $9.5 million, or 5.9%. This increase resulted primarily from (i) an increase in sales of Arbor Mist and Almaden box wine, (ii) an increase in the

Company's bulk wine sales and (iii) growth in the Company's international business. These increases were partially offset by declines in certain other brands and in the Company's grape juice concentrate business.

     BARTON

     Net sales for Barton for Second Quarter 2000 increased to $250.2 million from $188.4 million for Second Quarter 1999, an increase of $61.8 million, or 32.8%. This increase resulted primarily from an increase in sales of imported beer brands led by Barton's Mexican portfolio as well as from $24.7 million of sales of products and services acquired in the Black Velvet Acquisition, which was completed in April 1999.

     MATTHEW CLARK

     Net sales for Matthew Clark for Second Quarter 2000 were $183.2 million.

     FRANCISCAN

     Net sales for Franciscan for Second Quarter 2000 since the date of acquisition, June 4, 1999, were $17.1 million.

     GROSS PROFIT

     The Company's gross profit increased to $189.1 million for Second Quarter 2000 from $103.2 million for Second Quarter 1999, an increase of $85.9 million, or 83.2%. The dollar increase in gross profit was primarily related to sales from the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions, all completed after Second Quarter 1999, as well as increased Barton beer sales. As a percent of net sales, gross profit increased to 30.4% for Second Quarter 2000 from 29.5% in Second Quarter 1999, resulting primarily from sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the Black Velvet and Franciscan and Simi Acquisitions, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $125.3 million for Second Quarter 2000 from $67.5 million for Second Quarter 1999, an increase of $57.9 million, or 85.8%. The dollar increase in selling, general and administrative expenses resulted primarily from the addition of the Matthew Clark and Franciscan businesses and expenses related to the brands acquired in the Black Velvet Acquisition. The Company also increased its marketing and promotional costs to generate additional sales volume, particularly of Barton beer brands. Selling, general and administrative expenses as a percent of net sales increased to 20.2% for First Quarter 2000 as compared to 19.3% for First Quarter 1999. The increase in percent of net sales resulted primarily from the Matthew Clark, Franciscan and Simi Acquisitions, as Matthew Clark and Franciscan's selling, general and administrative expenses as a percent of net sales is typically at the high end of the range of the Company's operating segments' percentages.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Second Quarter 2000 and Second Quarter 1999.

                             Second Quarter 2000 Compared to Second Quarter 1999
                             ---------------------------------------------------
                                           Operating Profit/(Loss)
                             ---------------------------------------------------
                                                                %Increase/
                                      2000          1999        (Decrease)
                                    --------      --------      ----------
Canandaigua Wine                    $ 10,412      $ 10,221         1.9 %
Barton                                41,962        28,832        45.5 %
Matthew Clark                         11,980          --           N/A
Franciscan                             1,571          --           N/A
Corporate Operations and Other        (2,117)       (3,271)      (35.3)%
                                    --------      --------
Consolidated Operating Profit       $ 63,808      $ 35,782        78.3 %
                                    ========      ========

     As a result of the above factors, consolidated operating income increased to $63.8 million for Second Quarter 2000 from $35.8 million for Second Quarter 1999, an increase of $28.0 million, or 78.3%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $28.6 million for Second Quarter 2000 from $7.4 million for Second Quarter 1999, an increase of $21.2 million or 285.7%. The increase resulted primarily from additional interest expense associated with the borrowings related to the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions.

     NET INCOME

     As a result of the above factors, net income increased to $21.1 million for Second Quarter 2000 from $16.7 million for Second Quarter 1999, an increase of $4.4 million, or 26.1%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Second Quarter 2000 were $84.2 million, an increase of $39.9 million over EBITDA of $44.2 million for Second Quarter 1999. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS 2000 COMPARED TO SIX MONTHS 1999

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Six Months 2000 and Six Months 1999.

                                     Six Months 2000 Compared to Six Months 1999
                                     -------------------------------------------
                                                      Net Sales
                                     -------------------------------------------
                                                                      %Increase/
                                         2000             1999        (Decrease)
                                     -----------       ---------      ----------
Canandaigua Wine:
  Branded:
    External customers               $   292,182       $ 267,343         9.3 %
    Intersegment                           2,989            --           N/A
                                     -----------       ---------
    Total Branded                        295,171         267,343        10.4 %
                                     -----------       ---------
  Other:
    External customers                    38,579          39,350        (2.0)%
    Intersegment                              37            --           N/A
                                     -----------       ---------
    Total Other                           38,616          39,350        (1.9)%
                                     -----------       ---------
Canandaigua Wine net sales           $   333,787       $ 306,693         8.8 %
                                     -----------       ---------
Barton:
  Beer                               $   323,806       $ 259,929        24.6 %
  Spirits                                127,149          94,599        34.4 %
                                     -----------       ---------
Barton net sales                     $   450,955       $ 354,528        27.2 %
                                     -----------       ---------
Matthew Clark:
  Branded                            $   155,254       $    --           N/A
  Wholesale                              194,753            --           N/A
                                     -----------       ---------
Matthew Clark net sales              $   350,007       $    --           N/A
                                     -----------       ---------
Franciscan                           $    17,137       $    --           N/A
                                     -----------       ---------
Corporate Operations and Other       $     2,889       $   1,093       164.3 %
                                     -----------       ---------
Intersegment eliminations            $    (3,026)      $    --           N/A
                                     -----------       ---------
Consolidated Net Sales               $ 1,151,749       $ 662,314        73.9 %
                                     ===========       =========

     Net sales for Six Months 2000 increased to $1,151.7 million from $662.3 million for Six Months 1999, an increase of $489.4 million, or 73.9%.

     CANANDAIGUA WINE

     Net sales for Canandaigua Wine for Six Months 2000 increased to $333.8 million from $306.7 million for Six Months 1999, an increase of $27.1 million, or 8.8%. This increase resulted primarily from (i) an increase in sales of Arbor Mist, which was introduced in Second Quarter 1999, (ii) an increase in Almaden box wine sales, (iii) an increase in the Company's bulk wine sales, and (iv) growth in the Company's international business. These increases were partially offset by declines in certain other brands and in the Company's grape juice concentrate business.

     BARTON

     Net sales for Barton for Six Months 2000 increased to $451.0 million from $354.5 million for Six Months 1999, an increase of $96.4 million, or 27.2%. This increase resulted primarily from an increase in sales of imported beer brands led by Barton's Mexican portfolio as well as from $31.9 million of sales of products and services acquired in the Black Velvet Acquisition, which was completed in April 1999.

     MATTHEW CLARK

     Net sales for Matthew Clark for Six Months 2000 were $350.0 million.

     FRANCISCAN

     Net sales for Franciscan for Six Months 2000 since the date of acquisition, June 4, 1999, were $17.1 million.

     GROSS PROFIT

     The Company's gross profit increased to $345.3 million for Six Months 2000 from $195.3 million for Six Months 1999, an increase of $150.0 million, or 76.8%. The dollar increase in gross profit was primarily related to sales from the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions, all completed after Six Months 1999, as well as increased Barton beer and Canandaigua Wine wine sales. As a percent of net sales, gross profit increased to 30.0% for Six Months 2000 from 29.5% for Six Months 1999, resulting primarily from sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the Black Velvet and Franciscan and Simi Acquisitions, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $235.8 million for Six Months 2000 from $128.8 million for Six Months 1999, an increase of $107.0 million, or 83.1%. The dollar increase in selling, general and administrative expenses resulted primarily from the addition of the Matthew Clark and Franciscan businesses and expenses related to the brands acquired in the Black Velvet Acquisition. The Company also increased its marketing and promotional costs to generate additional sales volume, particularly of certain Canandaigua Wine brands and Barton beer brands. Selling, general and administrative expenses as a percent of net sales increased to 20.5% for Six Months 2000 as compared to 19.4% for Six Months 1999. The increase in percent of net sales resulted primarily from (i) Canandaigua Wine's investment in brand building and efforts to increase market share and (ii) the Matthew Clark, Franciscan and Simi Acquisitions, as Matthew Clark and Franciscan's selling, general and administrative expenses as a percent of net sales is typically at the high end of the range of the Company's operating segments' percentages.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in Six Months 2000 related to the closure of a production facility within the Matthew Clark operating segment in the United Kingdom and to a management reorganization within the Canandaigua Wine operating segment. No such charges were incurred in Six Months 1999.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Six Months 2000 and Six Months 1999.

                                     Six Months 2000 Compared to Six Months 1999
                                     -------------------------------------------
                                               Operating Profit/(Loss)
                                     -------------------------------------------
                                                                      %Increase/
                                        2000             1999         (Decrease)
                                     ---------         --------       ----------
Canandaigua Wine                     $  16,019         $ 17,661         (9.3)%
Barton                                  73,459           54,620         34.5 %
Matthew Clark                           19,310             --            N/A
Franciscan                               1,571             --            N/A
Corporate Operations and Other          (6,440)          (5,770)        11.6 %
                                     ---------         --------
Consolidated Operating Profit        $ 103,919         $ 66,511         56.2 %
                                     =========         ========

     As a result of the above factors, consolidated operating income increased to $103.9 million for Six Months 2000 from $66.5 million for Six Months 1999, an increase of $37.4 million, or 56.2%. Operating income for the Canandaigua Wine operating segment was down $1.6 million, or 9.3%, due to the nonrecurring charge of $2.6 million related to the segment's management reorganization, as well as additional marketing expenses associated with new product introductions. Exclusive of the nonrecurring charge, operating income increased by 5.2% to $18.6 million in Six Months 2000. Operating income for the Matthew Clark operating segment, excluding nonrecurring charges of $2.9 million, was $22.3 million.

     INTEREST EXPENSE, NET

     Net interest expense increased to $50.7 million for Six Months 2000 from $16.0 million for Six Months 1999, an increase of $34.7 million or 217.7%. The increase resulted primarily from additional interest expense associated with the borrowings related to the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions.

     NET INCOME

     As a result of the above factors, net income increased to $31.9 million for Six Months 2000 from $29.8 million for Six Months 1999, an increase of $2.1 million, or 7.1%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Six Months 2000 were $138.1 million, an increase of $54.6 million over EBITDA of $83.5 million for Six Months 1999. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

SIX MONTHS 2000 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Six Months 2000 was $59.1 million, which resulted from $63.9 million in net income adjusted for noncash items, less $4.8 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable, partially offset by increases in accrued income taxes, accrued advertising and promotion expenses and accrued grape purchases.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Six Months 2000 was $482.2 million, which resulted primarily from net cash paid of $452.5 million for the Black Velvet, Franciscan and Simi Acquisitions and $30.8 million of capital expenditures, including $4.1 million for vineyards.

     Net cash provided by financing activities for Six Months 2000 was $399.9 million, which resulted primarily from proceeds of $664.1 million from issuance of long-term debt, including $400.0 million incurred in connection with the Black Velvet and Franciscan Acquisitions and $200.0 million incurred to repay amounts outstanding under the bank credit agreement. This amount was partially offset by principal payments of $242.5 million of long-term debt, repayment of $12.7 million of net revolving loan borrowings, and payment of $10.8 million of long-term debt issuance costs.

DEBT

     Total debt outstanding as of August 31, 1999, amounted to $1,367.2 million, an increase of $441.8 million from February 28, 1999. The ratio of total debt to total capitalization increased to 74.5% as of August 31, 1999, from 68.0% as of February 28, 1999.

     THE COMPANY'S CREDIT AGREEMENT

     During June 1999, the Company financed the purchase price for the Franciscan Acquisition through additional term loan borrowings under the bank credit agreement. The Company financed the purchase price for the Simi Acquisition with revolving loan borrowings under the bank credit agreement.

     During August 1999 as discussed below, a portion of the Company's borrowings under its bank credit agreement were repaid with the net proceeds of its senior notes offering.

     As of August 31, 1999, under its bank credit agreement, the Company had outstanding term loans of $690.7 million bearing interest at 7.8%, $75.0 million of revolving loans bearing interest at 7.9%, undrawn revolving letters of credit of $10.4 million, and $214.6 million in revolving loans available to be drawn.

     On October 6, 1999, the Company, certain of its principal operating subsidiaries, and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into a new senior credit agreement (the "2000 Credit Agreement"). The 2000 Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion). Proceeds of the 2000 Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's prior bank credit agreement, and are available to fund permitted acquisitions and ongoing working capital needs of the Company and its subsidiaries.

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility requires quarterly repayments, starting at $12.0 million in March 2000 and increasing thereafter annually with final payments of $23.0 million in each quarter in 2004. The Tranche II Term Loan facility requires quarterly repayments of $1.6 million for each quarter in 2000, $3.2 million for each quarter in 2001 and 2002, $4.0 million for each quarter in 2003 and $68.0 million in each quarter in 2004 (all such repayments shall be in British pound sterling and the foregoing amounts reflect the U.S. dollar equivalents at closing on October 6, 1999). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior bank credit agreement.

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate (LIBOR) plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. The initial margin for all loans was set at the highest level at closing and is subject to reduction after November 30, 1999, depending on the Company's Debt Ratio. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments, initially at 0.50% per annum and subject to reduction after November 30, 1999, to 0.25%, depending on the Company's Debt Ratio.

     Certain of the Company's principal operating subsidiaries have guaranteed the Company's obligations under the 2000 Credit Agreement. In addition, subject to certain limitations applicable to inactive subsidiaries and to some of the Company's foreign subsidiaries, all of the capital stock of each operating wholly-owned subsidiary (other than the subsidiaries of Matthew Clark) has been pledged to the Syndicate Banks as security for the obligations under the 2000 Credit Agreement.

     The Company and its subsidiaries are subject to customary secured lending covenants including those restricting additional liens, incurring additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior bank credit agreement. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 2000 Credit Agreement is the requirement to maintain a fixed charges ratio of not less than 1.0 at the last day of each fiscal quarter for the most recent four quarters.

     As of October 14, 1999, under the 2000 Credit Agreement, the Company had outstanding term loans of $700.0 million bearing interest at 7.9%, $69.0 million of revolving loans bearing interest at 7.4%, undrawn revolving letters of credit of $10.4 million, and $220.6 million in revolving loans available to be drawn.

     SENIOR NOTES

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The net proceeds of the offering (approximately $196.0 million) was used to repay a portion of the Company's borrowings under its bank credit agreement. Interest on the Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     SENIOR SUBORDINATED NOTES

     As of August 31, 1999, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Notes"). The Notes are currently redeemable, in whole or in part, at the option of the Company.

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The net proceeds of the offering (approximately $195.0 million) were used to fund the Black Velvet Acquisition and to pay the fees and expenses related thereto with the remainder of the net proceeds used for general corporate purposes. Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002. The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the bank credit agreement. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

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

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. With the issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes the effect of adoption on its financial statements will not be material based on the Company's current risk management strategies.

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

     Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, have been inventoried and assessed. In addition, plans have been developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed both the assessment and remediation phases. With respect to its non-information technology systems, the Company has completed the entire assessment phase and approximately 97% of the remediation phase. Final testing in selected areas, both internal and external, has confirmed the integrity of the Company's remediation programs. The Company's internal mission-critical information technology and non-information technology systems are Year 2000 compliant.

     The  Company  has  communicated  with its major  customers,  suppliers  and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. Based upon responses to date, it appears that many of those customers and suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant customers and suppliers have been virtually completed. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are Year 2000 compliant.

     The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

     The Company's readiness programs also include the development of contingency plans to protect its business and operations from Year 2000-related interruptions. These plans are expected to be completed by October 31, 1999, and, by way of examples, will include back-up procedures, identification of alternate suppliers, where possible, and increases in inventory levels. Based upon the Company's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues which may arise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the six months ended August 31, 1999, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     At the Annual Meeting of Stockholders of Canandaigua Brands, Inc., held on July 20, 1999 (the "Annual Meeting"), the holders of the Company's Class A
Common Stock (the "Class A Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company's Class B Common Stock (the "Class B Stock"), voting as a separate class, elected management's slate of director nominees designated to be elected by the holders of the Class B Stock.

     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon the following proposals:

      (i) Proposal to approve Amendment Number 6 to the Company's 1989 Employee Stock Purchase Plan. (This Amendment grants the committee administering the plan the authority to designate the subsidiaries of the Company whose employees are eligible to participate in the plan.)

      (ii) Proposal to approve Amendment Number Two to the Company's Long-Term Stock Incentive Plan. (This Amendment increases the aggregate number of shares of the Class A Common Stock available for awards under the plan from 4,000,000 shares to 7,000,000 shares.)

      (iii) Proposal to ratify the selection of Arthur Andersen LLP, Certified Public Accountants, as the Company's independent auditors for the fiscal year ending February 29, 2000.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

      I. The results of the voting for the election of Directors of the Company are as follows:

            Directors Elected By the Holders of Class A Stock:
            --------------------------------------------------

                Nominee                     For         Withheld
                -------------------      ----------     --------
                Thomas C. McDermott      12,616,998      91,925
                Paul L. Smith            12,617,056      91,867

            Directors Elected By the Holders of Class B Stock:
            --------------------------------------------------

                Nominee                     For         Withheld
                -------------------      ----------     --------
                George Bresler           30,958,690      60,000
                James A. Locke, III      30,960,190      58,500
                Marvin Sands             30,960,190      58,500
                Richard Sands            30,955,090      63,600
                Robert Sands             30,955,090      63,600

      II. The proposal to approve Amendment Number 6 to the Company's 1989 Employee Stock Purchase Plan was approved with the following votes:

                        For:                  42,506,828
                        Against:               1,115,603
                        Abstain:                  49,272
                        Broker Nonvotes:          55,910

      III.  The  proposal  to  approve  Amendment  Number  Two to the  Company's
            Long-Term Stock Incentive Plan was approved with the following votes:

                        For:                  33,170,879
                        Against:               7,609,424
                        Abstain:                  53,944
                        Broker Nonvotes:       2,893,366

      IV. The selection of Arthur Andersen LLP was ratified with the following votes:

                        For:                  43,662,767
                        Against:                   6,487
                        Abstain:                  58,359
                        Broker Nonvotes:               0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

      (a)   See Index to Exhibits located on Page 34 of this Report.

      (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended August 31, 1999:

            (i) Form 8-K/A dated April 9, 1999. This Form 8-K reported information under Item 7 (Financial Statements and Exhibits). The following financial statements were filed with this Form 8-K/A:

                        The Diageo Inc. Statement of Assets and Liabilities Related to the Product Lines Sold to Canandaigua Brands, Inc. as of April 9, 1999, and the Statement of Identified Income and Expenses Related to the Product Lines Sold to Canandaigua Brands, Inc. for the year ended December 31, 1998, and the report of KPMG LLP, independent auditors, thereon, together with the notes thereto.

                        The pro forma condensed combined balance sheet (unaudited) as of February 28, 1999, and the pro forma condensed combined statement of income (unaudited) for the year ended February 28, 1999, and the notes thereto.

            (ii)  Form  8-K  dated  June  4,  1999.   This  Form  8-K   reported
                  information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

            (iii) Form  8-K  dated  June  8,  1999.   This  Form  8-K   reported
                  information under Item 5 (Other Events).

            (iv) Form 8-K dated June 23, 1999. This Form 8-K reported information under Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets as of May 31, 1999 and February 28, 1999; and (ii) the Company's Condensed Consolidated Statements of Income for the three months ended May 31, 1999 (unaudited) and May 31, 1998 (unaudited).

            (v)   Form  8-K  dated  July  28,  1999.   This  Form  8-K  reported
                  information under Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CANANDAIGUA BRANDS, INC.

Dated:  October 15, 1999                 By:  /s/ Thomas F. Howe
                                              ------------------
                                              Thomas F. Howe, Vice President,
                                              Corporate Reporting and Controller

Dated:  October 15, 1999                 By:  /s/ Thomas S. Summer
                                              --------------------
                                              Thomas S. Summer, Senior Vice
                                              President and Chief Financial
                                              Officer  (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                  SUBSIDIARIES


                                         BATAVIA WINE CELLARS, INC.

Dated:  October 15, 1999                 By:  /s/ Thomas F. Howe
                                              ------------------
                                              Thomas F. Howe, Controller

Dated:  October 15, 1999                 By:  /s/ Thomas S. Summer
                                              --------------------------
                                              Thomas S. Summer, Treasurer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                         CANANDAIGUA WINE COMPANY, INC.

Dated:  October 15, 1999                 By:  /s/ Thomas F. Howe
                                              ------------------
                                              Thomas F. Howe, Controller

Dated:  October 15, 1999                 By:  /s/ Thomas S. Summer
                                              --------------------------
                                              Thomas S. Summer, Treasurer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                         CANANDAIGUA EUROPE LIMITED

Dated:  October 15, 1999                 By:  /s/ Thomas F. Howe
                                              ------------------
                                              Thomas F. Howe, Controller

Dated:  October 15, 1999                 By:  /s/ Thomas S. Summer
                                              --------------------------
                                              Thomas S. Summer, Treasurer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                         CANANDAIGUA LIMITED

Dated:  October 15, 1999                 By:  /s/ Thomas F. Howe
                                              ------------------
                                              Thomas F. Howe, Authorized Officer

Dated:  October 15, 1999                 By:  /s/ Thomas S. Summer
                                              --------------------------
                                              Thomas S. Summer, Finance Director
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


                                         POLYPHENOLICS, INC.

Dated:  October 15, 1999                 By:  /s/ Thomas F. Howe
                                              ------------------
                                              Thomas F. Howe, Vice President
                                              and Controller

Dated:  October 15, 1999                 By:  /s/ Thomas S. Summer
                                              --------------------------
                                              Thomas S. Summer, Vice President
                                              and Treasurer (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                         ROBERTS TRADING CORP.

Dated:  October 15, 1999                 By:  /s/ Thomas F. Howe
                                              ------------------
                                              Thomas F. Howe, Controller

Dated:  October 15, 1999                 By:  /s/ Thomas S. Summer
                                              --------------------------
                                              Thomas S. Summer, President and
                                              Treasurer (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                         BARTON INCORPORATED

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, President and
                                              Chief Executive Officer

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                         BARTON BRANDS, LTD.

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, Executive Vice
                                              President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                         BARTON BEERS, LTD.

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, Executive Vice
                                              President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                         BARTON BRANDS OF CALIFORNIA, INC.

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                         BARTON BRANDS OF GEORGIA, INC.

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                         BARTON DISTILLERS IMPORT CORP.

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                         BARTON FINANCIAL CORPORATION

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, President and
                                              Secretary

Dated:  October 15, 1999                 By:  /s/ Charles T. Schlau
                                              ---------------------
                                              Charles T. Schlau, Treasurer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                         STEVENS POINT BEVERAGE CO.

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, Executive Vice
                                              President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                         MONARCH IMPORT COMPANY

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                         THE VIKING DISTILLERY, INC.

Dated:  October 15, 1999                 By:  /s/ Alexander L. Berk
                                              ---------------------
                                              Alexander L. Berk, President

Dated:  October 15, 1999                 By:  /s/ Raymond E. Powers
                                              ---------------------
                                              Raymond E. Powers, Executive Vice
                                              President, Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

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

2.3 Stock Purchase Agreement by and between Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) and Moet Hennessy, Inc. dated April 1, 1999 (including a list briefly identifying the contents of all omitted schedules thereto) (filed as exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).

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

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Indenture, dated as of December 27, 1993, among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

4.2 First Supplemental Indenture, dated as of August 3, 1994, among the Company, Canandaigua West, Inc. (a subsidiary of the Company now known as Canandaigua Wine Company, Inc.) and The Chase Manhattan Bank (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-56557) and incorporated herein by reference).

4.3 Second Supplemental Indenture, dated August 25, 1995, among the Company, V Acquisition Corp. (a subsidiary of the Company now known as The Viking Distillery, Inc.) and The Chase Manhattan Bank (as successor to Chemical
      Bank), as Trustee (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference).

4.4 Third Supplemental Indenture, dated as of December 19, 1997, among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.5 Fourth Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference).

4.6 Fifth Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

4.7   Sixth  Supplemental  Indenture,  dated  as of July  28,  1999,  among  the
      Company, Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and The Chase Manhattan Bank, as Trustee (filed herewith).

4.8 Indenture with respect to the 8 3/4% Series C Senior Subordinated Notes Due 2003, dated as of October 29, 1996, among the Company, its Subsidiaries and Harris Trust and Savings Bank, as Trustee (filed as
      Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17673) and incorporated herein by reference).

4.9 First Supplemental Indenture, dated as of December 19, 1997, among the Company, Canandaigua Europe Limited, Roberts Trading Corp. and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

4.10 Second Supplemental Indenture, dated as of October 2, 1998, among the Company, Polyphenolics, Inc. and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference).

4.11 Third Supplemental Indenture, dated as of December 11, 1998, among the Company, Canandaigua B.V., Canandaigua Limited and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

4.12  Fourth  Supplemental  Indenture,  dated as of July  28,  1999,  among  the
      Company, Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and Harris Trust and Savings Bank, as Trustee (filed herewith).

4.13 First Amended and Restated Credit Agreement, dated as of November 2, 1998, between the Company, certain principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

4.14 Second Amended and Restated Credit Agreement, dated as of May 12, 1999, between the Company, certain principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

4.15 Incremental Facility Loan Agreement, dated as of May 27, 1999, between the Company, certain principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed as
      Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

4.16 Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of August 4, 1999, between the Company, certain principal operating subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent (filed herewith).

4.17 Indenture with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, among the Company, as issuer, certain principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.18 Supplemental Indenture No. 1, dated as of February 25, 1999, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as
      Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.19 Supplemental Indenture No. 2, dated as of August 4, 1999, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference).

4.20 Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and Harris Trust and Savings Bank, as Trustee (filed herewith).

(10)  MATERIAL CONTRACTS.

      Amendment Number Two to the Company's Long-Term Stock Incentive Plan (filed herewith).

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