Form 10-Q
period 1999-11-30
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 2000-01-14
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1999
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    ---------------

                          COMMISSION FILE NUMBER 0-7570

     DELAWARE           CANANDAIGUA BRANDS, INC.                16-0716709
                          AND ITS SUBSIDIARIES:
     NEW YORK           BATAVIA WINE CELLARS, INC.              16-1222994
     NEW YORK           CANANDAIGUA WINE COMPANY, INC.          16-1462887
     NEW YORK           CANANDAIGUA EUROPE LIMITED              16-1195581
     ENGLAND AND WALES  CANANDAIGUA LIMITED                     98-0198402
     NEW YORK           POLYPHENOLICS, INC.                     16-1546354
     NEW YORK           ROBERTS TRADING CORP.                   16-0865491
     NETHERLANDS        CANANDAIGUA B.V.                        98-0205132
     CALIFORNIA         SIMI WINERY, INC.                       94-2244918
     DELAWARE           FRANCISCAN VINEYARDS, INC.              94-2602962
     NEW YORK           SCV-EPI VINEYARDS, INC.                 16-1568478
     CALIFORNIA         ALLBERRY, INC.                          68-0324763
     CALIFORNIA         CLOUD PEAK CORPORATION                  68-0324762
     CALIFORNIA         M.J. LEWIS CORP.                        94-3065450
     CALIFORNIA         MT. VEEDER CORPORATION                  94-2862667
     DELAWARE           BARTON INCORPORATED                     36-3500366
     DELAWARE           BARTON BRANDS, LTD.                     36-3185921
     MARYLAND           BARTON BEERS, LTD.                      36-2855879
     CONNECTICUT        BARTON BRANDS OF CALIFORNIA, INC.       06-1048198
     GEORGIA            BARTON BRANDS OF GEORGIA, INC.          58-1215938
     ILLINOIS           BARTON CANADA, LTD.                     36-4283446
     NEW YORK           BARTON DISTILLERS IMPORT CORP.          13-1794441
     DELAWARE           BARTON FINANCIAL CORPORATION            51-0311795
     WISCONSIN          STEVENS POINT BEVERAGE CO.              39-0638900
     ILLINOIS           MONARCH IMPORT COMPANY                  36-3539106
     GEORGIA            THE VIKING DISTILLERY, INC.             58-2183528
(State or other         (Exact name of registrant as        (I.R.S. Employer
jurisdiction of          specified in its charter)           Identification No.)
incorporation or
organization)

              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK  14450
              ------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                                 (716) 218-2169
              ----------------------------------------------------
              (Registrants' telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of December 31, 1999, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                CLASS                              NUMBER OF SHARES OUTSTANDING
                -----                              ----------------------------

Class A Common Stock, Par Value $.01 Per Share              14,985,368
Class B Common Stock, Par Value $.01 Per Share               3,137,245

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                          CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share data)
                                                             November 30,          February 28,
                                                                 1999                  1999
                                                             ------------          ------------
                                                             (unaudited)
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash investments                                  $     24,667          $     27,645
  Accounts receivable, net                                        402,128               260,433
  Inventories, net                                                677,363               508,571
  Prepaid expenses and other current assets                        67,084                59,090
                                                             ------------          ------------
    Total current assets                                        1,171,242               855,739
PROPERTY, PLANT AND EQUIPMENT, net                                561,397               428,803
OTHER ASSETS                                                      800,356               509,234
                                                             ------------          ------------
  Total assets                                               $  2,532,995          $  1,793,776
                                                             ============          ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                              $    114,391          $     87,728
  Current maturities of long-term debt                             40,249                 6,005
  Accounts payable                                                182,971               122,746
  Accrued excise taxes                                             46,028                49,342
  Other accrued expenses and liabilities                          256,729               149,451
                                                             ------------          ------------
    Total current liabilities                                     640,368               415,272
                                                             ------------          ------------
LONG-TERM DEBT, less current maturities                         1,253,863               831,689
                                                             ------------          ------------
DEFERRED INCOME TAXES                                             113,609                88,179
                                                             ------------          ------------
OTHER LIABILITIES                                                  27,860                23,364
                                                             ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at November 30, 1999,
    and February 28, 1999                                            -                     -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 18,135,272 shares at November 30, 1999,
    and 17,915,359 shares at February 28, 1999                        181                   179
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,762,970 shares at November 30, 1999,
    and 3,849,173 shares at February 28, 1999                          38                    39
  Additional paid-in capital                                      243,539               239,912
  Retained earnings                                               342,928               281,081
  Accumulated other comprehensive income-
    Cumulative translation adjustment                              (7,677)               (4,173)
                                                             ------------          ------------
                                                                  579,009               517,038
                                                             ------------          ------------
  Less-Treasury stock-
  Class A Common Stock, 3,156,004 shares at
    November 30, 1999, and 3,168,306 shares at
    February 28, 1999, at cost                                    (79,507)              (79,559)
  Class B Convertible Common Stock, 625,725 shares at
    November 30, 1999, and February 28, 1999, at cost              (2,207)               (2,207)
                                                             ------------          ------------
                                                                  (81,714)              (81,766)
                                                             ------------          ------------
    Total stockholders' equity                                    497,295               435,272
                                                             ------------          ------------
  Total liabilities and stockholders' equity                 $  2,532,995          $  1,793,776
                                                             ============          ============

                 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                      - 2 -

                                              CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except per share data)
                                                For the Nine Months Ended November 30,      For the Three Months Ended November 30,
                                                --------------------------------------      ---------------------------------------
                                                      1999                   1998                 1999                    1998
                                                ---------------        ---------------      ---------------         ---------------
                                                  (unaudited)            (unaudited)          (unaudited)             (unaudited)
GROSS SALES                                     $     2,383,909        $     1,374,183      $       864,075         $       494,033
  Less - Excise taxes                                  (570,640)              (336,283)            (202,555)               (118,447)
                                                ---------------        ---------------      ---------------         ---------------
    Net sales                                         1,813,269              1,037,900              661,520                 375,586
COST OF PRODUCT SOLD                                 (1,258,332)              (726,908)            (451,833)               (259,891)
                                                ---------------        ---------------      ---------------         ---------------
    Gross profit                                        554,937                310,992              209,687                 115,695
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           (368,130)              (202,561)            (132,309)                (73,775)
NONRECURRING CHARGES                                     (5,510)                  -                    -                       -
                                                ---------------        ---------------      ---------------         ---------------
    Operating income                                    181,297                108,431               77,378                  41,920
INTEREST EXPENSE, net                                   (78,219)               (23,700)             (27,544)                 (7,748)
                                                ---------------        ---------------      ---------------         ---------------
    Income before income taxes                          103,078                 84,731               49,834                  34,172
PROVISION FOR INCOME TAXES                              (41,231)               (34,740)             (19,934)                (14,011)
                                                ---------------        ---------------      ---------------         ---------------
NET INCOME                                      $        61,847        $        49,991      $        29,900         $        20,161
                                                ===============        ===============      ===============         ===============


SHARE DATA:
Earnings per common share:
  Basic                                         $          3.43        $          2.72      $          1.65         $          1.13
                                                ===============        ===============      ===============         ===============
  Diluted                                       $          3.34        $          2.65      $          1.60         $          1.10
                                                ===============        ===============      ===============         ===============
Weighted average common shares outstanding:
  Basic                                                  18,023                 18,412               18,083                  17,892
  Diluted                                                18,502                 18,881               18,651                  18,325

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      - 3 -

                                        CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                                         For the Nine Months Ended November 30,
                                                                         --------------------------------------
                                                                              1999                    1998
                                                                         --------------          --------------
                                                                           (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $       61,847          $       49,991

  Adjustments   to  reconcile  net  income  to  net  cash
    provided  by  operating activities:
      Depreciation of property, plant and equipment                              33,938                  18,166
      Amortization of intangible assets                                          16,904                   7,523
      Stock-based compensation expense                                              776                      76
      Amortization of discount on long-term debt                                    316                     287
      Deferred tax benefit                                                       (3,860)                 (2,800)
      Gain on sale of assets                                                       (778)                    (16)
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                             (123,109)                (31,143)
          Inventories, net                                                      (55,602)                (48,636)
          Prepaid expenses and other current assets                              (5,432)                (15,690)
          Accounts payable                                                       44,292                  19,324
          Accrued excise taxes                                                   (3,191)                  7,134
          Other accrued expenses and liabilities                                 88,960                  59,032
          Other assets and liabilities, net                                       1,201                  (3,917)
                                                                         --------------          --------------
            Total adjustments                                                    (5,585)                  9,340
                                                                         --------------          --------------
            Net cash provided by operating activities                            56,262                  59,331
                                                                         --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                                (452,526)                   -
  Purchases of property, plant and equipment                                    (46,657)                (21,660)
  Proceeds from sale of assets                                                    1,276                      45
  Purchase of joint venture minority interest                                      -                       (716)
                                                                         --------------          --------------
            Net cash used in investing activities                              (497,907)                (22,331)
                                                                         --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                    1,486,240                    -
  Net proceeds from notes payable                                                25,995                  22,600
  Exercise of employee stock options                                              2,386                   3,021
  Proceeds from employee stock purchases                                            601                   1,285
  Principal payments of long-term debt                                       (1,059,406)                (18,119)
  Payment of issuance costs of long-term debt                                   (14,494)                   -
  Purchases of treasury stock                                                      -                    (44,878)
                                                                         --------------          --------------
            Net cash provided by (used in) financing activities                 441,322                 (36,091)
                                                                         --------------          --------------
Effect of exchange rate changes on cash and cash investments                     (2,655)                   -
                                                                         --------------          --------------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS                             (2,978)                    909
CASH AND CASH INVESTMENTS, beginning of period                                   27,645                   1,232
                                                                         --------------          --------------
CASH AND CASH INVESTMENTS, end of period                                 $       24,667          $        2,141
                                                                         ==============          ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired               $      559,541          $         -
    Liabilities assumed                                                        (104,526)                   -
                                                                         --------------          --------------
    Cash paid                                                                   455,015                    -
    Less - cash acquired                                                         (2,489)                   -
                                                                         --------------          --------------
    Net cash paid for purchases of businesses                            $      452,526          $         -
                                                                         ==============          ==============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

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

     The Black Velvet Acquisition was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $30.7 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Black Velvet Acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. and in related transactions purchased vineyards, a winery, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). The purchase price was approximately $212.0 million in cash plus assumed debt, net of cash acquired, of approximately $30.8 million. The purchase price was financed by additional term loan borrowings under the bank credit agreement. Also, on June 4, 1999, the Company acquired all of the outstanding capital stock of Simi Winery, Inc. (the "Simi Acquisition"). The cash purchase price was approximately $57.5 million and was financed by revolving loan borrowings under the bank credit agreement. The purchases were accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill) for the Franciscan Acquisition and the Simi Acquisition, $72.3 million and $7.0 million, respectively, is being amortized on a straight-line basis over 40 years. The Franciscan and Simi operations are managed together as a separate business segment of the Company ("Franciscan"). The results of operations of Franciscan have been included in the Consolidated Statements of Income since the date of acquisition. The unaudited pro forma results of operations for the nine months ended November 30, 1999 (shown in the table below), reflect total nonrecurring charges of $12.4 million ($0.40 per share on a diluted basis) related to transaction costs, primarily for exercise of stock options, which were incurred by Franciscan Vineyards, Inc. prior to the acquisition.

     The following table sets forth the unaudited pro forma results of operations of the Company for the nine months ended November 30, 1999 and 1998, which gives effect to the acquisition of Matthew Clark plc ("Matthew Clark"), the Black Velvet Acquisition and Franciscan as if they occurred on March 1, 1998. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                For the Nine Months
                                                 Ended November 30,
                                             ---------------------------
                                                 1999           1998
                                             ------------   ------------
(in thousands, except per share data)
Net sales                                    $  1,840,633   $  1,659,975
Income before income taxes                   $     87,547   $     65,130
Net income                                   $     52,528   $     38,426

Earnings per common share:
  Basic                                      $       2.91   $       2.09
                                             ============   ============
  Diluted                                    $       2.84   $       2.04
                                             ============   ============

Weighted average common shares outstanding:
  Basic                                            18,023         18,412
  Diluted                                          18,502         18,881


3)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                             November 30,     February 28,
                                                 1999             1999
                                            -------------    -------------
(in thousands)
Raw materials and supplies                  $      40,342    $      32,388
Wine and distilled spirits in process             455,144          344,175
Finished case goods                               181,877          132,008
                                            -------------    -------------
                                            $     677,363    $     508,571
                                            =============    =============

4)   OTHER ASSETS:

     The major components of other assets are as follows:

                                             November 30,     February 28,
                                                 1999             1999
                                            -------------    -------------
(in thousands)
Goodwill                                    $     421,468    $     311,908
Trademarks                                        270,924          102,183
Distribution rights and agency
  license agreements                               87,052           76,894
Other                                              72,576           53,779
                                            -------------    -------------
                                                  852,020          544,764
Less - Accumulated amortization                   (51,664)         (35,530)
                                            -------------    -------------
                                            $     800,356    $     509,234
                                            =============    =============

5)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                                             November 30,     February 28,
                                                 1999             1999
                                            -------------    -------------
(in thousands)
Accrued advertising and promotions          $      61,032    $      38,604
Accrued income taxes payable                       31,647            9,347
Accrued interest                                   29,025           11,384
Accrued salaries and commissions                   16,323           15,584
Other                                             118,702           74,532
                                            -------------    -------------
                                            $     256,729    $     149,451
                                            =============    =============

6)   BORROWINGS:

     Senior Subordinated Notes -

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

     Senior Notes -

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 ("Senior Notes"). The net proceeds of the offering (approximately $196.0 million) were used to repay a portion of the Company's borrowings under its bank credit agreement. Interest on the Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     On November 17, 1999, the Company issued (pound)75.0 million (approximately $121.7 million) aggregate principal amount of 8 1/2% Senior Notes due November 2009 ("Sterling Senior Notes"). The net proceeds of the offering ((pound)73.0 million, or approximately $118.3 million) were used to repay a portion of the Company's borrowings under its bank credit agreement (see "2000 Credit Agreement"). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

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

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)193.4 million, or approximately $320.0 million) were fully drawn at closing. The Tranche I Term Loan facility requires quarterly repayments, starting at $12.0 million in March 2000 and increasing thereafter annually with final payments of $23.0 million in each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound)73.0 million, or approximately $118.3 million). After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.6 million ($1.0 million) for each quarter in 2000, (pound)1.2 million ($1.9 million) for each quarter in 2001 and 2002, (pound)1.5 million ($2.4 million) for each quarter in 2003 and (pound)25.6 million ($40.9 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of November 30, 1999). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior bank credit agreement.

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

     Certain of the Company's principal operating subsidiaries have guaranteed the Company's obligations under the 2000 Credit Agreement. The 2000 Credit Agreement is secured by (i) first priority pledges of 100% of the capital stock of Canandaigua Limited and all of the Company's domestic operating subsidiaries and (ii) first priority pledges of 65% of the capital stock of Matthew Clark and certain other foreign subsidiaries.

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

     The computation of basic and diluted earnings per common share is as follows:

                                          For the Nine         For the Three
                                             Months               Months
                                       Ended November 30,   Ended November 30,
                                       -------------------  -------------------
                                         1999       1998      1999       1998
                                       --------   --------  --------   --------
(in thousands, except per share data)
Income applicable to common shares     $ 61,847   $ 49,991  $ 29,900   $ 20,161
                                       ========   ========  ========   ========

Weighted average common shares
  outstanding - basic                    18,023     18,412    18,083     17,892
Stock options                               479        469       568        433
                                       --------   --------  --------   --------
Weighted average common shares
  outstanding - diluted                  18,502     18,881    18,651     18,325
                                       ========   ========  ========   ========

EARNINGS PER COMMON SHARE - BASIC      $   3.43   $   2.72  $   1.65   $   1.13
                                       ========   ========  ========   ========
EARNINGS PER COMMON SHARE - DILUTED    $   3.34   $   2.65  $   1.60   $   1.10
                                       ========   ========  ========   ========

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

                                 Parent       Subsidiary        Subsidiary
                                Company       Guarantors      Nonguarantors      Eliminations       Consolidated
                              -----------    ------------     -------------      ------------       ------------
(in thousands)
Balance Sheet Data:

November 30, 1999
-----------------
Current assets                $   134,516    $    677,250     $     359,476      $       -          $  1,171,242
Noncurrent assets             $   925,739    $  1,237,679     $     479,165      $ (1,280,830)      $  1,361,753
Current liabilities           $   271,984    $    107,038     $     261,346      $       -          $    640,368
Noncurrent liabilities        $ 1,246,277    $     95,757     $      53,298      $       -          $  1,395,332

February 28, 1999
-----------------
Current assets                $   114,243    $    532,028     $     209,468      $       -          $    855,739
Noncurrent assets             $   646,133    $    396,125     $     421,867      $   (526,088)      $    938,037
Current liabilities           $   157,648    $    126,803     $     130,821      $       -          $    415,272
Noncurrent liabilities        $   815,421    $     73,178     $      54,633      $       -          $    943,232

Income Statement Data:

For the Nine Months
-------------------
Ended November 30, 1999
-----------------------
Net sales                     $   476,108    $  1,035,493     $     574,351      $   (272,683)      $  1,813,269
Gross profit                  $   130,394    $    261,156     $     163,387      $       -          $    554,937
(Loss) income before
  income taxes                $      (289)   $     66,034     $      37,333      $       -          $    103,078
Net (loss) income             $      (173)   $     39,620     $      22,400      $       -          $     61,847

                                     - 10 -
                                 Parent       Subsidiary        Subsidiary
                                Company       Guarantors      Nonguarantors      Eliminations       Consolidated
                              -----------    ------------     -------------      ------------       ------------
(in thousands)
For the Nine Months
-------------------
Ended November 30, 1998
-----------------------
Net sales                     $   442,036    $    847,103     $       1,093      $   (252,332)      $  1,037,900
Gross profit                  $   123,625    $    186,973     $         394      $       -          $    310,992
Income (loss) before
  income taxes                $     7,056    $     77,964     $        (289)     $       -          $     84,731
Net income (loss)             $     4,163    $     45,998     $        (170)     $       -          $     49,991

For the Three Months
--------------------
Ended November 30, 1999
-----------------------
Net sales                     $   200,055    $    340,635     $     217,883      $    (97,053)      $    661,520
Gross profit                  $    41,066    $    107,777     $      60,844      $       -          $    209,687
(Loss) income before
  income taxes                $    (6,881)   $     39,410     $      17,305      $       -          $     49,834
Net (loss) income             $    (4,128)   $     23,646     $      10,382      $       -          $     29,900

For the Three Months
--------------------
Ended November 30, 1998
-----------------------
Net sales                     $   193,446    $    294,751     $        -         $   (112,611)      $    375,586
Gross profit                  $    52,357    $     63,338     $        -         $       -          $    115,695
Income before
  income taxes                $     7,567    $     26,605     $        -         $       -          $     34,172
Net income                    $     4,465    $     15,696     $        -         $       -          $     20,161



9)   BUSINESS SEGMENT INFORMATION:

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

Segment information is as follows:

                                       For the Nine Months             For the Three Months
                                        Ended November 30,              Ended November 30,
                                   ---------------------------     ---------------------------
                                       1999            1998            1999            1998
                                   -----------     -----------     -----------     -----------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers             $   472,087     $   449,036     $   179,905     $   181,693
    Intersegment                         5,274            -              2,285            -
                                   -----------     -----------     -----------     -----------
    Total Branded                      477,361         449,036         182,190         181,693
                                   -----------     -----------     -----------     -----------
  Other:
    External customers                  63,081          54,081          24,502          14,731
    Intersegment                           460            -                423            -
                                   -----------     -----------     -----------     -----------
    Total Other                         63,541          54,081          24,925          14,731
                                   -----------     -----------     -----------     -----------
Net sales                          $   540,902     $   503,117     $   207,115     $   196,424
Operating profit                   $    34,869     $    36,094     $    18,850     $    18,433
Long-lived assets                  $   194,199     $   188,558     $   194,199     $   188,558
Total assets                       $   698,209     $   690,358     $   698,209     $   690,358
Capital expenditures               $    17,909     $    17,472     $     5,201     $     6,054
Depreciation and amortization      $    16,681     $    16,208     $     5,032     $     5,492

Barton:
-------
Net sales:
  Beer                             $   457,961     $   388,739     $   134,155     $   128,810
  Spirits                              207,697         143,426          80,548          48,827
                                   -----------     -----------     -----------     -----------
Net sales                          $   665,658     $   532,165     $   214,703     $   177,637
Operating profit                   $   114,839     $    82,287     $    41,380     $    27,667
Long-lived assets                  $    77,022     $    50,620     $    77,022     $    50,620
Total assets                       $   699,954     $   474,322     $   699,954     $   474,322
Capital expenditures               $     4,532     $     2,502     $     1,864     $       814
Depreciation and amortization      $    10,573     $     8,161     $     4,175     $     2,769

                                     - 12 -
                                       For the Nine Months             For the Three Months
                                        Ended November 30,              Ended November 30,
                                   ---------------------------     ---------------------------
                                       1999            1998            1999            1998
                                   -----------     -----------     -----------     -----------
(in thousands)
Matthew Clark:
--------------
Net sales:
  Branded:
    External customers             $   256,909     $      -        $   101,655     $      -
    Intersegment                            53            -                 53            -
                                   -----------     -----------     -----------     -----------
    Total Branded                      256,962            -            101,708            -
  Wholesale                            306,802            -            112,049            -
                                   -----------     -----------     -----------     -----------
Net sales                          $   563,764     $      -        $   213,757     $      -
Operating profit                   $    34,503     $      -        $    15,193     $      -
Long-lived assets                  $   171,537     $      -        $   171,537     $      -
Total assets                       $   728,167     $      -        $   728,167     $      -
Capital expenditures               $    16,459     $      -        $     5,344     $      -
Depreciation and amortization      $    17,133     $      -        $     4,317     $      -

Franciscan:
-----------
Net sales                          $    44,610     $      -        $    27,473     $      -
Operating profit                   $     7,562     $      -        $     5,991     $      -
Long-lived assets                  $   101,143     $      -        $   101,143     $      -
Total assets                       $   361,378     $      -        $   361,378     $      -
Capital expenditures               $     6,448     $      -        $     2,728     $      -
Depreciation and amortization      $     3,990     $      -        $     2,181     $      -

Corporate Operations and Other:
-------------------------------
Net sales                          $     4,122     $     2,618     $     1,233     $     1,525
Operating loss                     $   (10,476)    $    (9,950)    $    (4,036)    $    (4,180)
Long-lived assets                  $    17,496     $     8,321     $    17,496     $     8,321
Total assets                       $    45,287     $    21,566     $    45,287     $    21,566
Capital expenditures               $     1,309     $     1,686     $       761     $       694
Depreciation and amortization      $     2,465     $     1,320     $       994     $       461

Intersegment eliminations:
--------------------------
Net sales                          $    (5,787)    $      -        $    (2,761)    $      -

Consolidated:
-------------
Net sales                          $ 1,813,269     $ 1,037,900     $   661,520     $   375,586
Operating profit                   $   181,297     $   108,431     $    77,378     $    41,920
Long-lived assets                  $   561,397     $   247,499     $   561,397     $   247,499
Total assets                       $ 2,532,995     $ 1,186,246     $ 2,532,995     $ 1,186,246
Capital expenditures               $    46,657     $    21,660     $    15,898     $     7,562
Depreciation and amortization      $    50,842     $    25,689     $    16,699     $     8,722


10)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income and foreign currency translation adjustments for the nine month and three month periods ended November 30, 1999. For the nine month and three month periods ended November 30, 1998, comprehensive income consisted of net income, exclusively. The reconciliation of net income to comprehensive net income is as follows:

                                For the Nine Months        For the Three Months
                                 Ended November 30,         Ended November 30,
                               ---------------------      ----------------------
                                  1999        1998           1999         1998
                               ---------   ---------      ---------    ---------
(in thousands)

Net income                     $  61,847   $  49,991      $  29,900    $  20,161

Other comprehensive income:
  Cumulative translation
    adjustment                    (3,504)       -            (2,770)        -
                               ---------   ---------      ---------    ---------
    Total comprehensive
      income                   $  58,343   $  49,991      $  27,130    $  20,161
                               =========   =========      =========    =========


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 1999 ("Third Quarter 2000"), compared to the three months ended November 30, 1998 ("Third Quarter 1999"), and for the nine months ended November 30, 1999 ("Nine Months 2000"), compared to the nine months ended November 30, 1998 ("Nine Months 1999"), and (ii) financial liquidity and capital resources for Nine Months 2000. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

     The Company operates primarily in the beverage alcohol industry in North America and the United Kingdom. The Company reports its operating results in five segments: Canandaigua Wine (branded popularly-priced wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items).

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

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Third Quarter 2000 and Third Quarter 1999.

                              Third Quarter 2000 Compared to Third Quarter 1999
                              -------------------------------------------------
                                                  Net Sales
                              -------------------------------------------------
                                                                   %Increase/
                                     2000            1999          (Decrease)
                                  ----------      ----------       ----------
Canandaigua Wine:
  Branded:
    External customers            $  179,905      $  181,693         (1.0)%
    Intersegment                       2,285            -             N/A
                                  ----------      ----------
    Total Branded                    182,190         181,693          0.3 %
                                  ----------      ----------
  Other:
    External customers                24,502          14,731         66.3 %
    Intersegment                         423            -             N/A
                                  ----------      ----------
    Total Other                       24,925          14,731         69.2 %
                                  ----------      ----------
Canandaigua Wine net sales        $  207,115      $  196,424          5.4 %
                                  ----------      ----------
Barton:
  Beer                            $  134,155      $  128,810          4.1 %
  Spirits                             80,548          48,827         65.0 %
                                  ----------      ----------
Barton net sales                  $  214,703      $  177,637         20.9 %
                                  ----------      ----------
Matthew Clark:
  Branded:
    External customers            $  101,655      $     -             N/A
    Intersegment                          53            -             N/A
                                   ---------      ----------
    Total Branded                    101,708            -             N/A
  Wholesale                          112,049            -             N/A
                                   ---------      ----------
Matthew Clark net sales           $  213,757      $     -             N/A
                                   ---------      ----------
Franciscan                        $   27,473      $     -             N/A
                                  ----------      ----------
Corporate Operations and Other    $    1,233      $    1,525        (19.1)%
                                  ----------      ----------
Intersegment eliminations         $   (2,761)     $     -             N/A
                                  ----------      ----------
Consolidated Net Sales            $  661,520      $  375,586         76.1 %
                                  ==========      ==========

     Net sales for Third Quarter 2000 increased to $661.5 million from $375.6 million for Third Quarter 1999, an increase of $285.9 million, or 76.1%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Third Quarter 2000 increased to $207.1 million from $196.4 million for Third Quarter 1999, an increase of $10.7 million, or 5.4%. This increase resulted primarily from (i) an increase in the Company's bulk wine sales and (ii) an increase in sparkling wine as a result of millennium sales. These increases were partially offset by declines in certain other brands.

     Barton
     ------

     Net sales for Barton for Third Quarter 2000 increased to $214.7 million from $177.6 million for Third Quarter 1999, an increase of $37.1 million, or 20.9%. This increase resulted primarily from $29.9 million of sales of products and services acquired in the Black Velvet Acquisition, which was completed in April 1999, as well as from an increase in sales of imported beer brands led by Barton's Mexican portfolio. The Company believes that growth in the unit volume of its Mexican portfolio was adversely impacted during the quarter by wholesalers' and retailers' inventory build-up in prior quarters in advance of recent price increases. While the longer-term impact of the price increases is difficult to determine at this time, recent wholesaler depletion and retail sales data reflect more robust growth than initially occurred following the price increases.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Third Quarter 2000 were $213.8 million.

     Franciscan
     ----------

     Net sales for Franciscan for Third Quarter 2000 were $27.5 million.

     GROSS PROFIT

     The Company's gross profit increased to $209.7 million for Third Quarter 2000 from $115.7 million for Third Quarter 1999, an increase of $94.0 million, or 81.2%. The dollar increase in gross profit was primarily related to sales from the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions, all completed after Third Quarter 1999. As a percent of net sales, gross profit increased to 31.7% for Third Quarter 2000 from 30.8% in Third Quarter 1999, resulting primarily from sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the Black Velvet and Franciscan and Simi
Acquisitions, respectively, and from price increases taken in the Company's imported beer business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $132.3 million for Third Quarter 2000 from $73.8 million for Third Quarter 1999, an increase of $58.5 million, or 79.3%. The dollar increase in selling, general and administrative expenses resulted primarily from the addition of the Matthew Clark and Franciscan businesses and expenses related to the brands acquired in the Black Velvet Acquisition. Selling, general and administrative expenses as a percent of net sales increased to 20.0% for Third Quarter 2000 as compared to 19.6% for Third Quarter 1999. The increase in percent of net sales resulted primarily from the Matthew Clark, Franciscan and Simi Acquisitions, as Matthew Clark's and Franciscan's selling, general and administrative expenses as a percent of net sales are typically at the high end of the range of the Company's operating segments' percentages.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Third Quarter 2000 and Third Quarter 1999.

                              Third Quarter 2000 Compared to Third Quarter 1999
                              -------------------------------------------------
                                           Operating Profit/(Loss)
                              -------------------------------------------------
                                                                 %Increase/
                                     2000           1999         (Decrease)
                                   --------       --------       ----------
Canandaigua Wine                   $ 18,850       $ 18,433          2.3 %
Barton                               41,380         27,667         49.6 %
Matthew Clark                        15,193           -              N/A
Franciscan                            5,991           -              N/A
Corporate Operations and Other       (4,036)        (4,180)        (3.4)%
                                   --------       --------
Consolidated Operating Profit      $ 77,378       $ 41,920         84.6 %
                                   ========       ========

     As a result of the above factors, consolidated operating income increased to $77.4 million for Third Quarter 2000 from $41.9 million for Third Quarter 1999, an increase of $35.5 million, or 84.6%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $27.5 million for Third Quarter 2000 from $7.7 million for Third Quarter 1999, an increase of $19.8 million or 255.5%. The increase resulted primarily from additional interest expense associated with the borrowings related to the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions.

     NET INCOME

     As a result of the above factors, net income increased to $29.9 million for Third Quarter 2000 from $20.2 million for Third Quarter 1999, an increase of $9.7 million, or 48.3%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Third Quarter 2000 were $94.1 million, an increase of $43.4 million over EBITDA of $50.6 million for Third Quarter 1999. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

NINE MONTHS 2000 COMPARED TO NINE MONTHS 1999

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Nine Months 2000 and Nine Months 1999.

                                   Nine Months 2000 Compared to Nine Months 1999
                                   ---------------------------------------------
                                                     Net Sales
                                   ---------------------------------------------
                                                                      %Increase/
                                       2000              1999         (Decrease)
                                   -----------       -----------      ----------
Canandaigua Wine:
  Branded:
    External customers             $   472,087       $   449,036         5.1%
    Intersegment                         5,274              -            N/A
                                   -----------       -----------
    Total Branded                      477,361           449,036         6.3%
                                   -----------       -----------
  Other:
    External customers                  63,081            54,081        16.6%
    Intersegment                           460              -            N/A
                                   -----------       -----------
    Total Other                         63,541            54,081        17.5%
                                   -----------       -----------
Canandaigua Wine net sales         $   540,902       $   503,117         7.5%
                                   -----------       -----------
Barton:
  Beer                             $   457,961       $   388,739        17.8%
  Spirits                              207,697           143,426        44.8%
                                   -----------       -----------
Barton net sales                   $   665,658       $   532,165        25.1%
                                   -----------       -----------
Matthew Clark:
  Branded:
    External customers             $   256,909       $      -            N/A
    Intersegment                            53              -            N/A
                                   -----------       -----------
    Total Branded                      256,962              -            N/A
  Wholesale                            306,802              -            N/A
                                   -----------       -----------
Matthew Clark net sales            $   563,764       $      -            N/A
                                   -----------       -----------
Franciscan                         $    44,610       $      -            N/A
                                   -----------       -----------
Corporate Operations and Other     $     4,122       $     2,618        57.4%
                                   -----------       -----------
Intersegment eliminations          $    (5,787)      $      -            N/A
                                   -----------       -----------
Consolidated Net Sales             $ 1,813,269       $ 1,037,900        74.7%
                                   ===========       ===========


     Net sales for Nine Months 2000 increased to $1,813.3 million from $1,037.9 million for Nine Months 1999, an increase of $775.4 million, or 74.7%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Nine Months 2000 increased to $540.9 million from $503.1 million for Nine Months 1999, an increase of $37.8 million, or 7.5%. This increase resulted primarily from (i) an increase in sales of Arbor Mist, which was introduced in the second quarter of fiscal 1999, (ii) an increase in the Company's bulk wine sales, (iii) an increase in Almaden box wine sales, and (iv) growth in the Company's international business. These increases were partially offset by declines in certain other brands and in the Company's grape juice concentrate business.

     Barton
     ------

     Net sales for Barton for Nine Months 2000 increased to $665.7 million from $532.2 million for Nine Months 1999, an increase of $133.5 million, or 25.1%. This increase resulted primarily from an increase in sales of imported beer brands led by Barton's Mexican portfolio as well as from $61.8 million of sales of products and services acquired in the Black Velvet Acquisition, which was completed in April 1999.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Nine Months 2000 were $563.8 million.

     Franciscan
     ----------

     Net  sales  for   Franciscan  for  Nine  Months  2000  since  the  date  of
acquisition, June 4, 1999, were $44.6 million.

     GROSS PROFIT

     The Company's gross profit increased to $554.9 million for Nine Months 2000 from $311.0 million for Nine Months 1999, an increase of $243.9 million, or 78.4%. The dollar increase in gross profit was primarily related to sales from the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions, all completed after Nine Months 1999, as well as increased Barton beer and Canandaigua Wine branded wine sales. As a percent of net sales, gross profit increased to 30.6% for Nine Months 2000 from 30.0% for Nine Months 1999, resulting primarily from sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the Black Velvet and Franciscan and Simi Acquisitions, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $368.1 million for Nine Months 2000 from $202.6 million for Nine Months 1999, an increase of $165.6 million, or 81.7%. The dollar increase in selling, general and administrative expenses resulted primarily from the addition of the Matthew Clark and Franciscan businesses and expenses related to the brands acquired in the Black Velvet Acquisition. The Company also increased its marketing and promotional costs to generate additional sales volume, particularly of certain Canandaigua Wine brands and Barton beer brands. Selling, general and administrative expenses as a percent of net sales increased to 20.3% for Nine Months 2000 as compared to 19.5% for Nine Months 1999. The increase in percent of net sales resulted primarily from (i) Canandaigua Wine's investment in brand building and efforts to increase market share and (ii) the Matthew Clark, Franciscan and Simi Acquisitions, as Matthew Clark's and Franciscan's selling, general and administrative expenses as a percent of net sales are typically at the high end of the range of the Company's operating segments' percentages.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in Nine Months 2000 related to the closure of a production facility within the Matthew Clark operating segment in the United Kingdom and to a management reorganization within the Canandaigua Wine operating segment. No such charges were incurred in Nine Months 1999.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Nine Months 2000 and Nine Months 1999.

                                  Nine Months 2000 Compared to Nine Months 1999
                                  ---------------------------------------------
                                             Operating Profit/(Loss)
                                  ---------------------------------------------
                                                                     %Increase/
                                     2000              1999          (Decrease)
                                  ---------         ---------        ----------
Canandaigua Wine                  $  34,869         $  36,094          (3.4)%
Barton                              114,839            82,287          39.6 %
Matthew Clark                        34,503              -              N/A
Franciscan                            7,562              -              N/A
Corporate Operations and Other      (10,476)           (9,950)          5.3 %
                                  ---------         ---------
Consolidated Operating Profit     $ 181,297         $ 108,431          67.2 %
                                  =========         =========

     As a result of the above factors, consolidated operating income increased to $181.3 million for Nine Months 2000 from $108.4 million for Nine Months 1999, an increase of $72.9 million, or 67.2%. Operating income for the Canandaigua Wine operating segment was down $1.2 million, or 3.4%, due to the nonrecurring charge of $2.6 million related to the segment's management reorganization, as well as additional marketing expenses associated with new product introductions. Exclusive of the nonrecurring charge, operating income increased by 3.7% to $37.4 million in Nine Months 2000. Operating income for the Matthew Clark operating segment, excluding nonrecurring charges of $2.9 million, was $37.4 million.

     INTEREST EXPENSE, NET

     Net interest expense increased to $78.2 million for Nine Months 2000 from $23.7 million for Nine Months 1999, an increase of $54.5 million or 230.0%. The increase resulted primarily from additional interest expense associated with the borrowings related to the Matthew Clark, Black Velvet, Franciscan and Simi Acquisitions.

     NET INCOME

     As a result of the above factors, net income increased to $61.8 million for Nine Months 2000 from $50.0 million for Nine Months 1999, an increase of $11.9 million, or 23.7%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Nine Months 2000 were $232.1 million, an increase of $98.0 million over EBITDA of $134.1 million for Nine Months 1999. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

NINE MONTHS 2000 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Nine Months 2000 was $56.3 million, which resulted from $109.1 million in net income adjusted for noncash items, less $52.9 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and inventories, partially offset by increases in accounts payable, accrued advertising and promotion expenses, accrued income taxes, accrued interest expense and accrued grape purchases.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Nine Months 2000 was $497.9 million, which resulted primarily from net cash paid of $452.5 million for the Black Velvet, Franciscan and Simi Acquisitions and $46.7 million of capital expenditures, including $6.2 million for vineyards.

     Net cash provided by financing activities for Nine Months 2000 was $441.3 million, which resulted primarily from proceeds of $1,486.2 million from issuance of long-term debt, including $400.0 million incurred in connection with the Black Velvet and Franciscan Acquisitions and $900.0 million incurred to repay amounts outstanding under the bank credit agreement. This amount was partially offset by principal payments of $1,059.4 million of long-term debt.

DEBT

     Total debt outstanding as of November 30, 1999, amounted to $1,408.5 million, an increase of $483.1 million from February 28, 1999. The ratio of total debt to total capitalization increased to 73.9% as of November 30, 1999, from 68.0% as of February 28, 1999.

     THE COMPANY'S CREDIT AGREEMENT

     During June 1999, the Company financed the purchase price for the Franciscan Acquisition through additional term loan borrowings under the bank credit agreement. The Company financed the purchase price for the Simi Acquisition with revolving loan borrowings under the bank credit agreement.

     During August 1999, as discussed below, a portion of the Company's borrowings under its bank credit agreement were repaid with the net proceeds of its Senior Notes (as defined below) offering.

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

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)193.4 million, or approximately $320.0 million) were fully drawn at closing. The Tranche I Term Loan facility requires quarterly repayments, starting at $12.0 million in March 2000 and increasing thereafter annually with final payments of $23.0 million in each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound)73.0 million, or approximately $118.3 million). After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.6 million ($1.0 million) for each quarter in 2000, (pound)1.2 million ($1.9 million) for each quarter in 2001 and 2002, (pound)1.5 million ($2.4 million) for each quarter in 2003 and (pound)25.6 million ($40.9 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of November 30, 1999). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior bank credit agreement.

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

     Certain of the Company's principal operating subsidiaries have guaranteed the Company's obligations under the 2000 Credit Agreement. The 2000 Credit Agreement is secured by (i) first priority pledges of 100% of the capital stock of Canandaigua Limited and all of the Company's domestic operating subsidiaries and (ii) first priority pledges of 65% of the capital stock of Matthew Clark and certain other foreign subsidiaries.

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

     As of November 30, 1999, under the 2000 Credit Agreement, the Company had outstanding term loans of $572.3 million bearing interest at 7.9%, $106.4 million of revolving loans bearing interest at 7.6%, undrawn revolving letters of credit of $10.2 million, and $183.4 million in revolving loans available to be drawn.

     SENIOR NOTES

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The net proceeds of the offering (approximately $196.0 million) were used to repay a portion of the Company's borrowings under its bank credit agreement. Interest on the Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     On November 17, 1999, the Company issued (pound)75.0 million (approximately $121.7 million) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). The net proceeds of the offering
((pound)73.0 million, or approximately $118.3 million) were used to repay a portion of the Company's borrowings under the 2000 Credit Agreement. Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     SENIOR SUBORDINATED NOTES

     As of November 30, 1999, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Notes"). The Notes are currently redeemable, in whole or in part, at the option of the Company.

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

YEAR 2000 ISSUE

     Prior to January 1, 2000, the Company put into place detailed programs to address Year 2000 readiness in its internal systems and with its key customers and suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     Since January 1, 2000, the Company has not experienced any interruptions in its business or operations. However, because all Year 2000 issues may not reveal themselves until later in 2000, no assurances can be given that the Company will not experience any interruptions in its business or operations due to Year 2000 issues.

     Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, were inventoried and
assessed.   In  addition,   plans  were  developed  for  the  required   systems
modifications  or  replacements.  Well before  December  31,  1999,  the Company completed both the assessment and remediation phases for its information technology and non-information technology systems. Final testing in selected areas, both internal and external, confirmed the integrity of the Company's remediation programs. The Company's internal mission-critical information technology and non-information technology systems are Year 2000 compliant.

     The Company communicated with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties failed to become Year 2000 compliant in a timely manner. Based upon responses received by the Company, many of those customers and suppliers only indicated that they would have in place Year 2000 readiness programs, without specifically confirming that they would be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant customers and suppliers were completed prior to January 1, 2000. The Company's key financial institutions were surveyed and it is the Company's understanding that they are Year 2000 compliant.

     The costs incurred related to its Year 2000 activities and its readiness programs have not been material to the Company, and, based upon current conditions and estimates, the Company does not believe that the future costs associated with Year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations or cash flows. However, no assurances can be given that the Company will not incur material remediation or other costs due to Year 2000 issues.

     The Company's readiness programs also include contingency plans to protect its business and operations from Year 2000-related interruptions. These plans were completed by October 31, 1999, and, by way of examples, include back-up procedures and identification of alternate suppliers, where possible. Based upon the Company's assessment of its non-information technology systems, it was not necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues which may arise.

     The Company believes that it has taken reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a contingency plan could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. For example, the Company would experience a material adverse impact on its business if significant suppliers of beer, glass or other raw materials, or utility systems fail to timely provide the Company with necessary inventories or services due to Year 2000 systems failures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the nine months ended November 30, 1999, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)   See Index to Exhibits located on Page 34 of this Report.

(b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 1999:

      (i)   Form 8-K/A,  Amendment  No. 2, dated April 9, 1999.  This Form 8-K/A reported information under Item 7 (Financial Statements and Exhibits). The following financial statements were filed with this Form 8-K/A:

            The Diageo Inc. Statement of Assets and Liabilities Related to the Product Lines Sold to Canandaigua Brands, Inc. as of April 9, 1999, and the Statement of Identified Income and Expenses Related to the Product Lines Sold to Canandaigua Brands, Inc. for the year ended December 31, 1998, and the report of KPMG LLP, independent auditors, thereon, together with the notes thereto.

            The Diageo Inc. Statements of Identified Income and Expenses Related to the Product Lines Sold to Canandaigua Brands, Inc. (unaudited) for the three months ended March 31, 1999 and 1998, together with the notes thereto.

            The pro forma condensed combined balance sheet (unaudited) as of February 28, 1999, the pro forma condensed combined statement of income (unaudited) for the year ended February 28, 1999, and the pro forma combined statement of income (unaudited) for the six months ended August 31, 1999, and the notes thereto.

      (ii) Form 8-K dated September 27, 1999. This Form 8-K reported information under Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets as of August 31, 1999 (unaudited) and February 28, 1999 (audited); (ii) the Company's Condensed Consolidated Statements of Income for the three months ended August 31, 1999 (unaudited) and August 31, 1998 (unaudited); and (iii) the Company's Condensed Consolidated Statements of Income for the six months ended August 31, 1999 (unaudited) and August 31, 1998 (unaudited).

      (iii) Form 8-K dated October 12, 1999. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CANANDAIGUA BRANDS, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President,
                                          Corporate Reporting and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Senior Vice
                                          President and Chief Financial
                                          Officer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)


                                  SUBSIDIARIES


                                       BATAVIA WINE CELLARS, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


                                       CANANDAIGUA WINE COMPANY, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                       CANANDAIGUA EUROPE LIMITED

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


                                       CANANDAIGUA LIMITED

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Authorized Officer

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Finance
                                          Director (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)


                                       POLYPHENOLICS, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Vice President
                                          and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       ROBERTS TRADING CORP.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, President and
                                          Treasurer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)

                                       CANANDAIGUA B.V.

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Authorized
                                          Representative (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       SIMI WINERY, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, President and
                                          Treasurer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)


                                       FRANCISCAN VINEYARDS, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Vice President
                                          and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       SCV-EPI VINEYARDS, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Vice President
                                          and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)

                                       ALLBERRY, INC.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Vice President
                                          and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       CLOUD PEAK CORPORATION

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Vice President
                                          and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       M.J. LEWIS CORP.

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Vice President
                                          and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       MT. VEEDER CORPORATION

Dated: January 14, 2000                By:/s/ Thomas F. Howe
                                          ----------------------------------
                                          Thomas F. Howe, Vice President
                                          and Controller

Dated: January 14, 2000                By:/s/ Thomas S. Summer
                                          ----------------------------------
                                          Thomas S. Summer, Vice President
                                          and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)

                                       BARTON INCORPORATED

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, President and
                                          Chief Executive Officer

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive
                                          Vice  President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       BARTON BRANDS, LTD.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, Executive Vice
                                          President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       BARTON BEERS, LTD.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, Executive Vice
                                          President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       BARTON BRANDS OF CALIFORNIA, INC.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)

                                       BARTON BRANDS OF GEORGIA, INC.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       BARTON CANADA, LTD.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       BARTON DISTILLERS IMPORT CORP.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       BARTON FINANCIAL CORPORATION

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, President and
                                          Secretary

Dated: January 14, 2000                By:/s/ Charles T. Schlau
                                          ----------------------------------
                                          Charles T. Schlau, Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                       STEVENS POINT BEVERAGE CO.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, Executive Vice
                                          President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       MONARCH IMPORT COMPANY

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)


                                       THE VIKING DISTILLERY, INC.

Dated: January 14, 2000                By:/s/ Alexander L. Berk
                                          ----------------------------------
                                          Alexander L. Berk, President

Dated: January 14, 2000                By:/s/ Raymond E. Powers
                                          ----------------------------------
                                          Raymond E. Powers, Executive Vice
                                          President, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)

                                INDEX TO EXHIBITS

(2)   PLAN  OF   ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION  OR
      SUCCESSION.

2.1 Recommended Cash Offer, by Schroders on behalf of Canandaigua Limited, a wholly-owned subsidiary of the Company, to acquire Matthew Clark plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

2.2 Asset Purchase Agreement dated as of February 21, 1999 by and among Diageo Inc., UDV Canada Inc., United Distillers Canada Inc. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 9, 1999 and incorporated herein by reference).

2.3 Stock Purchase Agreement, dated April 21, 1999, between Franciscan Vineyards, Inc., Agustin Huneeus, Agustin Francisco Huneeus, Jean-Michel Valette, Heidrun Eckes-Chantre Und Kinder Beteiligungsverwaltung II, GbR, Peter Eugen Eckes Und Kinder Beteiligungsverwaltung II, GbR, Harald Eckes-Chantre, Christina Eckes-Chantre, Petra Eckes-Chantre and Canandaigua Brands, Inc. (filed as Exhibit 2.1 on the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

2.4 Stock Purchase Agreement by and between Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) and Moet Hennessy, Inc. dated April 1, 1999 (including a list briefly identifying the contents of all omitted schedules thereto) (filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).

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

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (including a list briefly identifying the contents of all omitted schedules and exhibits thereto) (filed herewith). The Company will furnish supplementally to the Commission, upon request, a copy of any omitted schedule or exhibit.

4.2 Indenture with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-9436902) and incorporated herein by reference).

4.3 Registration Rights Agreeement, dated as of November 17, 1999, among the Company, the guarantors named therein, and J.P. Morgan Securities Ltd. (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-9436902) and incorporated herein by reference).

(10)  MATERIAL CONTRACTS.

      Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed herewith as Exhibit 4.17).

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