Form 10-K
period 2000-02-29
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 2000-05-30
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  February 29, 2000
                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ---------------- to ----------------


                           Commission File No. 0-7570

Delaware               CANANDAIGUA BRANDS, INC.              16-0716709
                          and its Subsidiaries:
New York               Batavia Wine Cellars, Inc.            16-1222994
New York               Canandaigua Wine Company, Inc.        16-1462887
New York               Canandaigua Europe Limited            16-1195581
England and Wales      Canandaigua Limited                   98-0198402
New York               Polyphenolics, Inc.                   16-1546354
New York               Roberts Trading Corp.                 16-0865491
Netherlands            Canandaigua B.V.                      98-0205132
Delaware               Franciscan Vineyards, Inc.            94-2602962
California             Allberry, Inc.                        68-0324763
California             Cloud Peak Corporation                68-0324762
California             M.J. Lewis Corp.                      94-3065450
California             Mt. Veeder Corporation                94-2862667
Delaware               Barton Incorporated                   36-3500366
Delaware               Barton Brands, Ltd.                   36-3185921
Maryland               Barton Beers, Ltd.                    36-2855879
Connecticut            Barton Brands of California, Inc.     06-1048198
Georgia                Barton Brands of Georgia, Inc.        58-1215938
Illinois               Barton Canada, Ltd.                   36-4283446
New York               Barton Distillers Import Corp.        13-1794441
Delaware               Barton Financial Corporation          51-0311795
Wisconsin              Stevens Point Beverage Co.            39-0638900
Illinois               Monarch Import Company                36-3539106
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

        Registrants' telephone number, including area code (716) 218-2169
                                                           --------------



           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class             Name of each exhange on which registered
        -------------------             ----------------------------------------
       Class A Common Stock
         (par value $.01 per share)             New York Stock Exchange
       Class B Common Stock
         (par value $.01 per share)             New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of Canandaigua Brands, Inc., as of May 15, 2000, was $725,728,942.

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of May 15, 2000, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                  Class                             Number of Shares Outstanding
                  -----                             ----------------------------
Class A Common Stock, par value $.01 per share                15,159,951
Class B Common Stock, par value $.01 per share                 3,096,572


                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Canandaigua Brands, Inc. to be issued for the annual meeting of stockholders to be held July 18, 2000 is incorporated by reference in
Part III.

================================================================================



                                     PART I

ITEM 1.  BUSINESS
-------  --------

     Unless the context otherwise requires, the term "Company" refers to Canandaigua Brands, Inc. and its subsidiaries, and all references to "net sales" refer to gross revenue less excise taxes and returns and allowances to conform with the Company's method of classification. All references to "Fiscal 2000", "Fiscal 1999" and "Fiscal 1998" shall refer to the Company's fiscal year ended the last day of February of the indicated year.

     Industry data disclosed in this Annual Report on Form 10-K has been obtained from the following industry and government publications: Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adam's Media Handbook
Advance; The U. S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Distilled Spirits
Markets: Impact Databank Review and Forecast; NACM; AC Nielsen; the Zenith Guide and Office for National Statistics (U.K.). The Company has not independently verified this data. References to positions within industries are based on unit volume.

     The Company is a leading producer and marketer of branded beverage alcohol products in North America and the United Kingdom. According to available industry data, the Company ranks as the second largest supplier of wine, the second largest importer of beer and the fourth largest supplier of distilled spirits in the United States. The Company's British subsidiary, Matthew Clark plc ("Matthew Clark"), is a leading producer and marketer of cider, wine and bottled water, and a leading independent beverage alcohol wholesaler in the United Kingdom.

     The Company is a Delaware corporation organized in 1972 as the successor to a business founded in 1945. The Company has aggressively pursued growth in recent years through acquisitions, brand development, new product offerings and new distribution agreements. The recent acquisitions of Franciscan Vineyards, Inc. ("Franciscan Estates") and Simi Winery, Inc. ("Simi"), the Black Velvet
Assets (as defined below) and Matthew Clark continued a series of strategic acquisitions made by the Company since 1991 by which it has diversified its offerings and as a result, increased its market share, net sales and cash flow. The Company has also achieved internal growth by developing new products and repositioning existing brands to focus on the fastest growing sectors of the beverage alcohol industry.

     The Company markets and sells more than 185 premier branded products in North America and the United Kingdom. The Company's products are distributed by more than 1,000 wholesalers in North America. In the United Kingdom, the Company also distributes its own branded products and those of other companies to more than 16,000 customers. The Company operates more than 20 production facilities throughout the world and purchases products for resale from other producers.

ACQUISITIONS IN FISCAL 2000 AND FISCAL 1999

     ACQUISITIONS OF FRANCISCAN ESTATES AND SIMI

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Estates and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). Franciscan Estates is one of the foremost super-premium and ultra-premium wine companies in California. Franciscan Estates' net sales for its fiscal year ended December 31, 1998, were approximately $50 million on volume of approximately 600,000 cases. While the super-premium and ultra-premium wine categories represented only 9% of the total United States wine market by volume in 1997, they accounted for more than 25% of sales dollars. Super-premium and ultra-premium wine sales in the United States grew at an annual rate of 16% between 1995 and 1998 and Franciscan Estates recorded a compound annual growth rate of more than 17% for the same period.

     Also on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi. (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition".) The Simi Acquisition included the Simi winery (located in Healdsburg, California), equipment, vineyards, inventory and worldwide ownership of the Simi brand name. Founded in 1876, Simi is one of the oldest and best known wineries in California, combining a strong super-premium and ultra-premium brand with a flexible and well-equipped facility and high quality vineyards in the key Sonoma appellation. On February 29, 2000, Simi was merged into Franciscan Estates.

     The Franciscan and Simi Acquisitions have established the Company as a leading producer and marketer of super-premium and ultra-premium wine. The Franciscan Estates and Simi operations complement each other and offer synergies in the areas of sales and distribution, grape usage and capacity utilization. Together, Franciscan Estates and Simi represent the sixth largest presence in the super-premium and ultra-premium wine categories. The Company operates Franciscan Estates and Simi, and their properties, together as a separate business segment (collectively, "Franciscan"). The Company's strategy is to further penetrate the super-premium and ultra-premium wine categories, which have higher gross profit margins than popularly-priced wine.

     ACQUISITION OF BLACK VELVET CANADIAN WHISKY BRAND AND RELATED ASSETS

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, the third best selling Canadian whisky and the 16th best selling spirits brand in the United States, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (collectively, the "Black Velvet Assets"). Other principal brands acquired in the transaction were Golden Wedding, OFC, MacNaughton, McMaster's and Triple Crown. In connection with the transaction, the Company also entered into multi-year agreements with affiliates of Diageo plc to provide packaging and distilling services for various brands retained by the Diageo plc affiliates.

     The  addition  of  the  Canadian   whisky  brands  from  this   transaction
strengthens the Company's position in the North American distilled spirits category and enhances the Company's portfolio of brands and category participation. The acquired operations have been integrated with the Company's existing spirits business.

     ACQUISITION OF MATTHEW CLARK

     On December 1, 1998, the Company acquired control of Matthew Clark and as of February 28, 1999, had acquired all of Matthew Clark's outstanding shares (the "Matthew Clark Acquisition"). Matthew Clark grew substantially in the 1990s through a series of strategic acquisitions, including Grants of St. James's in 1993, the Gaymer Group in 1994 and Taunton Cider Co. in 1995. These acquisitions served to solidify Matthew Clark's position within its key markets and contributed to an increase in net sales to approximately $671 million for Matthew Clark's fiscal year ended April 30, 1998. Matthew Clark has developed a number of leading market positions, including positions as a leading independent beverage supplier to the on-premise trade, the number one producer of branded boxed wine, the number one branded producer of fortified British wine, the number one branded bottler of sparkling water and the number two producer of cider.

     The Matthew Clark Acquisition strengthens the Company's position in the beverage alcohol industry by providing the Company with a presence in the United Kingdom and a platform for growth in the European market. The acquisition of Matthew Clark also offers potential benefits including distribution opportunities to market California-produced wine and U.S.-produced spirits in the United Kingdom, as well as the potential to market Matthew Clark products in the United States.

     Through these and prior acquisitions, the Company has become more competitive by diversifying its portfolio; developing strong market positions in the growing beverage alcohol product categories of varietal table wine and imported beer; strengthening its relationships with wholesalers; expanding its distribution and enhancing its production capabilities; and acquiring additional management, operational, marketing, and research and development expertise.

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

     Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 16 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     CANANDAIGUA WINE

     Canandaigua Wine produces, bottles, imports and markets wine and brandy in the United States. It is the second largest supplier of wine in the United States and exports wine to approximately 70 countries from the United States. Canandaigua Wine sells table wine, dessert wine, sparkling wine and brandy. Its leading brands include Almaden, Inglenook, Arbor Mist, Paul Masson, Manischewitz, Taylor, Marcus James, Estate Cellars, Vina Santa Carolina, Dunnewood, Mystic Cliffs, Cook's, J. Roget, Richards Wild Irish Rose and Paul Masson Grande Amber Brandy. Most of its wine is marketed in the popularly-priced category of the wine market.

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

     BARTON

     Barton produces, bottles, imports and markets a diversified line of beer and distilled spirits. It is the second largest marketer of imported beer in the United States and distributes six of the top 25 imported beer brands in the United States: Corona Extra, Modelo Especial, Corona Light, Pacifico, St. Pauli Girl and Negra Modelo. Corona Extra is the number one imported beer nationwide. Barton's other imported beer brands include Tsingtao from China, Peroni from Italy and Double Diamond and Tetley's English Ale from the United Kingdom. Barton also operates the Stevens Point Brewery, a regional brewer located in Wisconsin, which produces Point Special, among other brands.

     Barton is the fourth largest supplier of distilled spirits in the United States and exports distilled spirits to approximately 15 countries from the United States. Barton's principal distilled spirits brands include Fleischmann's, Mr. Boston, Canadian LTD, Chi-Chi's prepared cocktails, Ten High, Montezuma, Barton, Monte Alban, Inver House and the recently acquired Black Velvet brand. Substantially all of Barton's spirits unit volume consists of products marketed in the price value category. Barton also sells distilled spirits in bulk and provides contract production and bottling services for third parties.

     MATTHEW CLARK

     Matthew Clark is a leading producer and distributor of cider, wine and bottled water and a leading drinks wholesaler throughout the United Kingdom. Matthew Clark also exports its branded products to approximately 50 countries from the United Kingdom. Matthew Clark is the second largest producer and marketer of cider in the United Kingdom. Matthew Clark distributes its cider brands in both the on-premise and off-premise markets and these brands compete in both the mainstream and premium brand categories. Matthew Clark's leading mainstream cider brands include Blackthorn and Gaymer's Olde English. Blackthorn is the number two mainstream cider brand and Gaymer's Olde English is the U.K.'s second largest cider brand in the take-home market. Matthew Clark's leading premium cider brands are Diamond White and K.

     Matthew Clark is the largest supplier of wine to the on-premise trade in the United Kingdom. Its Stowells of Chelsea brand maintains the leading share in the branded boxed wine segment. Matthew Clark also maintains a leading market share position in fortified British wine through its QC and Stone's brand names. It also produces and markets Strathmore bottled water in the United Kingdom, the leading bottled sparkling water brand in the country.

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

     FRANCISCAN

     The Company's Franciscan segment is comprised of the Franciscan Estates and Simi portfolios. These operations are managed together as a separate business segment of the Company, and position the Company as a major player in the super-premium and ultra-premium wine market. Franciscan also exports its products to approximately 25 countries from the United States.

     Franciscan includes the prestigious Franciscan Oakville Estate (Napa Valley), Estancia (Monterey and Sonoma), Simi (Sonoma), Mt. Veeder and Quintessa (Napa Valley), and Veramonte (Casablanca Valley, Chile) wines. The portfolio of fine wines is supported by the segment's winery and vineyard holdings in California and Chile. These brands are marketed by a dedicated sales force, primarily focusing on high-end restaurants and fine wine shops.

     CORPORATE OPERATIONS AND OTHER

     Corporate Operations and Other includes traditional corporate related items and the results of an immaterial operation.


MARKETING AND DISTRIBUTION

     NORTH AMERICA

     The Company's products are distributed and sold throughout North America through over 1,000 wholesalers, as well as through state and provincial alcoholic beverage control agencies. Canandaigua Wine, Barton and Franciscan employ full-time, in-house marketing, sales and customer service organizations to develop and service their sales to wholesalers and state agencies. The Company believes that the organization of its sales force into separate segments positions it to maintain a high degree of focus on each of its principal product categories.

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

     During Fiscal 2000, the Company increased its advertising expenditures to put more emphasis on consumer advertising for its imported beer brands, primarily with respect to the Mexican brands. In addition, promotional spending for the Company's wine brands increased to address competitive factors.

     UNITED KINGDOM

     The Company's U.K.-produced branded products are marketed and distributed throughout the United Kingdom by Matthew Clark. The products are packaged at one of three production facilities. Shipments of cider and wine are then made to Matthew Clark's national distribution center for branded products. All branded products are then distributed to either the on-premise or off-premise markets with some of the sales to on-premise customers made through Matthew Clark's wholesale business. Matthew Clark's wholesale products are distributed through 12 depots located throughout the United Kingdom. On-premise distribution channels include hotels, restaurants, pubs, wine bars and clubs. The off-premise distribution channels include grocers, convenience retail, cash-and-carry outlets and wholesalers.

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

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     The Company's products are sold under a number of trademarks, most of which are owned by the Company. The Company also produces and sells wine and distilled spirits products under exclusive license or distribution agreements. Important agreements include a long-term license agreement with Hiram Walker & Sons, Inc. (which expires in 2116) for the Ten High, Crystal Palace, Northern Light and Imperial Spirits brands; and a long-term license agreement with the B. Manischewitz Company (which expires in 2042) for the Manischewitz brand of kosher wine. On September 30, 1998, under the provisions of an existing long-term license agreement, Nabisco Brands Company agreed to transfer to Barton all of its right, title and interest to the corporate name "Fleischmann Distilling Company" and worldwide trademark rights to the "Fleischmann" mark for alcoholic beverages. Pending the completion of the assignment of such interests, the license will remain in effect. The Company also has other less significant license and distribution agreements related to the sale of wine and distilled spirits with terms of various durations.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beer from the same country. The Company's agreement to distribute Corona and its other Mexican beer brands exclusively throughout 25 primarily U.S. western states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or of its subsidiaries involved in importing the Mexican beer brands, changes in the position of the Chief Executive Officer of Barton Beers, Ltd. (including by death or disability) or the termination of the President of Barton Incorporated, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that its beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

     The Company owns the trademarks for the leading brands and most of the other brands that were acquired in the Matthew Clark Acquisition. The Company has a series of distribution agreements and supply agreements in the United Kingdom related to the sale of its products with varying terms and durations.

COMPETITION

     The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution. The
Company's beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores, a presence in restaurants and marketing focus by the Company's wholesalers. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which have significantly greater resources than the Company. In the United States, Canandaigua Wine's principal competitors include E & J Gallo Winery and The Wine Group. Barton's principal competitors include Heineken USA, Molson Breweries USA, Labatt's USA, Guinness Import Company, Brown-Forman Beverages, Jim Beam Brands and Heaven Hill Distilleries, Inc. Franciscan's principal competitors include Robert Mondavi Corp., Beringer Wine Estates, Kendall-Jackson and Allied Domecq Wines. In the United Kingdom, Matthew Clark's principal competitors include Halewood Vintners, H.P. Bulmer, Tavern, Waverley Vintners and Perrier. In connection with its wholesale business, Matthew Clark distributes the branded wine of third parties that compete directly against its own wine brands.

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

     The bourbon whiskeys, domestic blended whiskeys and light whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky, though it may from time to time supplement its inventories through purchases from other distillers. Following the acquisition of the Black Velvet Assets, the majority of the Company's Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. At its Albany, Georgia, facility, the Company produces all of the neutral grain spirits and whiskeys it uses in the production of vodka, gin and blended whiskey it sells to customers in the state of Georgia. The Company's requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin and vodka for sale outside of Georgia, and other spirits products, are purchased from various suppliers.

     The Company operates three facilities in the United Kingdom that produce, bottle and package cider, wine and water. To produce Stowells of Chelsea, wine is imported in bulk from various countries such as Chile, Germany, France, Spain, South Africa and Australia, which is then packaged at the Company's facility at Bristol and distributed under the Stowells of Chelsea brand name. The Strathmore brand of bottled water (which is available in still, sparkling, and flavored varieties) is sourced and bottled in Forfar, Scotland. Cider production was consolidated at the Company's facility at Shepton Mallet, where apples of many different varieties are purchased from U.K. growers and crushed. This juice, along with European-sourced concentrate, is then fermented into cider.

     The Company operates one winery in Chile that crushes, vinifies, cellars and bottles wine.

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

     The Company purchases grapes from over 800 independent growers, principally in the San Joaquin Valley, Central Coast and North Coast regions of California and in New York State. The Company enters into written purchase agreements with a majority of these growers on a year-to-year basis. The Company currently owns or leases approximately 7,000 acres of land and vineyards, either fully bearing or under development, in California, New York and Chile. This acreage supplies only a small percentage of the Company's total needs. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

     The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources through contractual arrangements and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

     The Company manufactures cider, perry and light and fortified British wine from materials that are purchased either on a contracted basis or on the open market. In particular, supplies of cider apples are sourced through long term supply arrangements with owners of apple orchards. There are adequate supplies of the various raw materials at this particular time.

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

     In Canada, the Company's operations are also subject to extensive federal and provincial regulation. These regulations cover, among other matters, advertising and public relations, labeling and packaging, environmental matters and customs and duty requirements. The Company is also required to obtain licenses and permits to operate its facilities.

     The Company believes that it is in compliance in all material respects with all applicable governmental laws and regulations and that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on the Company's financial condition, results of operations or cash flows.

EMPLOYEES

     The Company had approximately 2,520 full-time employees in the United States at the end of April 2000, of which approximately 830 were covered by collective bargaining agreements. Additional workers may be employed by the Company during the grape crushing season.

     The Company had approximately 1,720 full-time employees in the United Kingdom at the end of April 2000, of which approximately 400 were covered by collective bargaining agreements. Additional workers may be employed during the peak season.

     The Company had approximately 260 full-time employees in Canada at the end of April 2000, of which approximately 200 were covered by collective bargaining agreements.

     The Company considers its employee relations generally to be good.


ITEM 2.  PROPERTIES
-------  ----------

     The Company, maintaining its corporate headquarters in offices leased in Fairport, New York, consists of four business operating segments. Through these business segments, the Company currently operates wineries, distilling plants, bottling plants, a brewery, cider and water producing facilities, most of which include warehousing and distribution facilities on the premises. The Company also operates separate distribution centers under the Matthew Clark segment's wholesaling business. The Company believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

     CANANDAIGUA WINE

     Canandaigua Wine maintains its headquarters in owned and leased offices in Canandaigua, New York. It operates three wineries in New York, located in
Canandaigua, Naples and Batavia, and six wineries in California, located in Madera, Gonzales, Escalon, Fresno and Ukiah. All of the facilities in which these wineries operate are owned, except for the winery in Batavia, New York, which is leased. Canandaigua Wine considers its principal wineries to be the Mission Bell winery in Madera, California; the Canandaigua winery in
Canandaigua, New York; and the Riverland Vineyards winery in Gonzales, California. The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces grape juice concentrate. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The Riverland Vineyards winery crushes grapes and produces, bottles and distributes wine for Canandaigua Wine's account and, on a contractual basis, for third parties.

     Canandaigua Wine currently owns or leases approximately 4,200 acres of vineyards, either fully bearing or under development, in California and New York.

     BARTON

     Barton maintains its headquarters in leased offices in Chicago, Illinois. It owns and operates four distilling plants, two in the United States and two in Canada. The two distilling plants in the United States are located in Bardstown, Kentucky; and Albany, Georgia; and the two distilling plants in Canada, which were acquired in connection with the Black Velvet Assets, are located in Valleyfield, Quebec; and Lethbridge, Alberta. Barton considers its principal distilling plants to be the facilities located in Bardstown, Kentucky; Valleyfield, Quebec; and Lethbridge, Alberta. The Bardstown facility distills, bottles and warehouses distilled spirits products for Barton's account and, on a contractual basis, for other participants in the industry. The two Canadian facilities distill, bottle and store Canadian whisky for Barton's own account, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.

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

     Matthew Clark operates the National Distribution Centre, located in Severnside, England to distribute its products that are produced at the Bristol and Shepton Mallet facilities. This distribution facility is leased by Matthew Clark. To support its wholesaling business, Matthew Clark operates 12 distribution centers located throughout the United Kingdom, all of which are leased. These distribution centers are used to distribute products produced by third parties, as well as by Matthew Clark. Matthew Clark has been and will continue consolidating the operations of its wholesaling distribution centers.

     FRANCISCAN

     Franciscan maintains its headquarters in offices owned in Rutherford, California. Through this segment the Company owns and operates four wineries in the United States and, through a majority owned subsidiary, operates one winery in Chile. All four wineries in the United States are located in the state of California, in Rutherford, Healdsburg, Monterey and Mt. Veeder, and the winery in Chile is located in the Casablanca Valley. Franciscan considers its principal wineries to be those located in Rutherford, California; Healdsburg, California; Monterey, California; and the Casablanca Valley, Chile. The wineries in Rutherford, California; Healdsburg, California; and the Casablanca Valley, Chile crush grapes and vinify, cellar and bottle wine. The winery in Monterey, California crushes, vinifies and cellars wine.

     Franciscan also owns and leases approximately 2,000 plantable acres of vineyards in California and approximately 800 plantable acres of vineyards in Chile.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Not Applicable.


EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the current executive officers of the Company is as follows:

NAME                         AGE    OFFICE HELD
----                         ---    -----------
Richard Sands                49     Chairman of the Board, President and Chief
                                    Executive Officer
Robert Sands                 41     Group President
Peter Aikens                 61     President and Chief Executive Officer of
                                    Matthew Clark plc
Alexander L. Berk            50     President and Chief Executive Officer of
                                    Barton Incorporated
Agustin Francisco Huneeus    34     President of Franciscan Vineyards, Inc.
Jon Moramarco                43     President and Chief Executive Officer of
                                    Canandaigua Wine Company, Inc.
Thomas J. Mullin             48     Executive Vice President and General Counsel
George H. Murray             53     Executive Vice President and Chief Human
                                    Resources Officer
Thomas S. Summer             46     Executive Vice President and Chief Financial
                                    Officer


     Richard Sands, Ph.D., has been employed by the Company in various capacities since 1979. He was elected Executive Vice President and a director in 1982, became President and Chief Operating Officer in May 1986 and was elected
Chief Executive Officer in October 1993. In September 1999, Mr. Sands was elected Chairman of the Board. He is the brother of Robert Sands.

     Robert Sands was appointed Group President in April 2000 and has served as a director since January 1990. Mr. Sands also had served as Vice President from June 1990 through October 1993, as Executive Vice President from October 1993 through April 2000, and as General Counsel from June 1986 through May 2000. He is the brother of Richard Sands.

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

     Agustin Francisco Huneeus serves as President of Franciscan Vineyards, Inc., a wholly-owned subsidiary of the Company. In this capacity, Mr. Huneeus is in charge of the Company's Franciscan segment. Since December 1995 and prior to becoming President on May 15, 2000, he served in various positions with Franciscan, the last of which was Senior Vice President, Sales and Marketing. From June 1994 to December 1995, he was an associate in the branded consumer venture group of Hambrecht & Quist.

     Jon Moramarco joined Canandaigua Wine Company, Inc., a wholly-owned subsidiary of the Company, in November 1999 as its President and Chief Executive Officer. In this capacity, Mr. Moramarco is in charge of the Company's Canandaigua Wine segment. Prior to joining Canandaigua Wine Company, Inc., he served as President and Chief Executive Officer of Allied Domecq Wines, USA since 1992. Mr. Moramarco has more than 15 years of diverse experience in the wine industry, including prior service as Chairman of the American Vintners Association, a national wine trade organization.

     Thomas J. Mullin joined the Company as Executive Vice President and General Counsel on May 30, 2000. Prior to joining the Company, Mr. Mullin served as President and Chief Executive Officer of TD Waterhouse Bank, NA since February 2000, of CT USA, F.S.B. since September 1998, and of CT USA, Inc. since March 1997. He also served as Executive Vice President, Business Development and Corporate Strategy of C.T. Financial Services, Inc. from March 1997 through February 2000. From 1985 through 1997, Mr. Mullin served as Vice Chairman and Senior Executive Vice President of First Federal Savings and Loan Association of Rochester, and from 1982 through 1985, he was a partner in the law firm of Phillips, Lytle, Hitchcock, Blaine & Huber.

     George H. Murray joined the Company in April 1997 as Senior Vice President and Chief Human Resources Officer and in April 2000 was elected Executive Vice President. From August 1994 to April 1997, Mr. Murray served as Vice President - Human Resources and Corporate Communications of ACC Corp., an international long distance reseller. For eight and a half years prior to that, he served in various senior management positions with First Federal Savings and Loan of Rochester, New York, including the position of Senior Vice President of Human Resources and Marketing from 1991 to 1994.

     Thomas S. Summer joined the Company in April l997 as Senior Vice President and Chief Financial Officer and in April 2000 was elected Executive Vice
President. From November 1991 to April 1997, Mr. Summer served as Vice President, Treasurer of Cardinal Health, Inc., a large national health care services company, where he was responsible for directing financing strategies and treasury matters. Prior to that, from November 1987 to November 1991, Mr. Summer held several positions in corporate finance and international treasury with PepsiCo, Inc.

     Executive officers of the Company hold office until the next Annual Meeting of the Board of Directors and until their successors are chosen and qualify.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS
         -------

     On October 12, 1999, the Company's Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") began trading on the New York Stock Exchange(R) ("NYSE") under the symbols "CDB" and "CDB.B," respectively. Prior to October 12, 1999, the Company's Class A Stock and Class B Stock traded on the Nasdaq Stock Market(R) ("NASDAQ") under the symbols "CBRNA" and "CBRNB," respectively. (The Company delisted voluntarily its securities from NASDAQ in order to list its Class A Stock and Class B Stock on the NYSE.)

     The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock. With respect to all periods for Fiscal 1999 and the first two quarters of Fiscal 2000, the high and low sales prices of the Class A Stock and the Class B Stock reflect trades on the NASDAQ. For the 3rd Quarter of Fiscal 2000, the high and low sales prices of the Class A Stock reflect trades on the NASDAQ and the NYSE, respectively, and the high and low sales prices of the Class B Stock reflect trades on the NASDAQ. For the 4th Quarter of Fiscal 2000, the high and low sales prices of the Class A Stock and Class B Stock reflect trades on the NYSE.

                                          CLASS A STOCK
                  --------------------------------------------------------------
                  1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                  -----------      -----------      -----------      -----------
Fiscal 1999
  High            $  59 3/4        $  52 3/8       $  52 1/8         $  61 1/2
  Low             $  45 9/16       $  40 1/4       $  35 1/4         $  45 5/8
Fiscal 2000
  High            $  55 1/4        $  60 3/8       $  61 3/16        $  54 11/16
  Low             $  45 3/8        $  42 7/8       $  53             $  46 3/4


                                          CLASS B STOCK
                  --------------------------------------------------------------
                  1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                  -----------      -----------      -----------      -----------
Fiscal 1999
  High            $  59 3/4        $  51 1/2        $  52            $  62 1/4
  Low             $  45 1/2        $  40 3/4        $  37 1/4        $  46 7/8

Fiscal 2000
  High            $  55 3/4        $  60            $  60 3/4        $  58 1/8
  Low             $  47 1/2        $  44 1/4        $  56            $  49


     At May 15, 2000, the number of holders of record of Class A Stock and Class B Stock of the Company were 940 and 273, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current senior credit facility, the Company's indenture for its $130 million 8 3/4% Senior Subordinated Notes due December 2003, its indenture for its $65 million 8 3/4% Series C Senior Subordinated Notes due December 2003, its indenture for its $200 million 8 1/2% Senior Subordinated Notes due March 2009, its indenture for its $200 million 8 5/8% Senior Notes due August 2006, its indenture for its (pound)75 million 8 1/2% Series B Senior Notes due November 2009 and its (pound)80 million 8 1/2% Series C Senior Notes due November 2009 restrict the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                                                                     FOR THE SIX
                                            FOR THE                                                    MONTHS        FOR THE YEAR
                                           YEAR ENDED               FOR THE YEARS ENDED                ENDED            ENDED
                                          FEBRUARY 29,                 FEBRUARY 28,                 FEBRUARY 29,      AUGUST 31,
                                          ------------    --------------------------------------   --------------    ------------
                                              2000           1999          1998         1997            1996             1995
                                          ------------    -----------   -----------  -----------   --------------    ------------
(in thousands, except per share data)
Gross sales                               $  3,088,699    $ 1,984,801   $ 1,632,357  $ 1,534,452   $      738,415    $  1,185,074
Less-excise taxes                             (748,230)      (487,458)     (419,569)    (399,439)        (203,391)       (278,530)
                                          ------------    -----------   -----------  -----------   --------------    ------------
    Net sales                                2,340,469      1,497,343     1,212,788    1,135,013          535,024         906,544
Cost of product sold                        (1,618,009)    (1,049,309)     (869,038)    (812,812)        (389,281)       (657,883)
                                          ------------    -----------   -----------  -----------   --------------    ------------
    Gross profit                               722,460        448,034       343,750      322,201          145,743         248,661
Selling, general and
  administrative expenses                     (481,909)      (299,526)     (231,680)    (208,991)        (112,411)       (159,196)
Nonrecurring charges                            (5,510)        (2,616)         -            -              (2,404)         (2,238)
                                          ------------    -----------   -----------  -----------   --------------    ------------
    Operating income                           235,041        145,892       112,070      113,210           30,928          87,227
Interest expense, net                         (106,082)       (41,462)      (32,189)     (34,050)         (17,298)        (24,601)
                                          ------------    -----------   -----------  -----------   --------------    ------------
    Income before taxes and
      extraordinary item                       128,959        104,430        79,881       79,160           13,630          62,626
Provision for income taxes                     (51,584)       (42,521)      (32,751)     (32,977)          (6,221)        (24,008)
                                          ------------    -----------   -----------  -----------   --------------    ------------
    Income before extraordinary item            77,375         61,909        47,130       46,183            7,409          38,618
Extraordinary item, net of income taxes           -           (11,437)         -            -                -               -
                                          ------------    -----------   -----------  -----------   --------------    ------------
Net income                                $     77,375    $    50,472   $    47,130  $    46,183   $        7,409    $     38,618
                                          ============    ===========   ===========  ===========   ==============    ============

Earnings per common share:
  Basic:
    Income before extraordinary item      $       4.29    $      3.38   $      2.52  $      2.39   $         0.38    $       2.06
    Extraordinary item                            -             (0.62)         -            -                -               -
                                          ------------    -----------   -----------  -----------   --------------    ------------
    Earnings per common share - basic     $       4.29    $      2.76   $      2.52  $      2.39   $         0.38    $       2.06
                                          ============    ===========   ===========  ===========   ==============    ============
  Diluted:
    Income before extraordinary item      $       4.18    $      3.30   $      2.47  $      2.37   $         0.37    $       2.03
    Extraordinary item                            -             (0.61)         -            -                -               -
                                          ------------    -----------   -----------  -----------   --------------    ------------
    Earnings per common share - diluted   $       4.18    $      2.69   $      2.47  $      2.37   $         0.37    $       2.03
                                          ============    ===========   ===========  ===========   ==============    ============

Total assets                              $  2,348,791    $ 1,793,776   $ 1,090,555  $ 1,043,281   $    1,045,590    $    770,004
                                          ============    ===========   ===========  ===========   ==============    ============
Long-term debt                            $  1,237,135    $   831,689   $   309,218  $   338,884   $      327,616    $    198,859
                                          ============    ===========   ===========  ===========   ==============    ============

For the fiscal year ended February 29, 2000, and for the fiscal year ended February 28, 1999, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and Notes to Consolidated Financial Statements as of February 29, 2000, under Item 8 of this Annual Report on Form 10-K. During January 1996, the Board of Directors of the Company changed the Company's fiscal year end from August 31 to the last day of February.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 29, 2000 ("Fiscal 2000"), compared to the year ended February 28, 1999 ("Fiscal 1999"), and Fiscal 1999 compared to the year ended February 28,
1998 ("Fiscal 1998"), and (ii) financial liquidity and capital resources for Fiscal 2000. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

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

     ACQUISITIONS IN FISCAL 2000 AND FISCAL 1999

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. ("Franciscan Estates") and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). Also on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi Winery, Inc. ("Simi"). (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition".) The Simi Acquisition included the Simi winery, equipment, vineyards, inventory and worldwide ownership of the Simi brand name. The results of operations from the Franciscan and Simi Acquisitions (collectively, "Franciscan") are reported together in the Franciscan segment and have been included in the consolidated results of operations of the Company since the date of acquisition. On February 29, 2000, Simi was merged into Franciscan Estates.

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (collectively, the "Black Velvet Assets"). In connection with the transaction, the Company also entered into multi-year agreements with affiliates of Diageo plc to provide packaging and distilling services for various brands retained by the Diageo plc affiliates. The results of operations from the Black Velvet Assets are reported in the Barton segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     On December 1, 1998, the Company acquired control of Matthew Clark plc ("Matthew Clark") and as of February 28, 1999, had acquired all of Matthew Clark's outstanding shares (the "Matthew Clark Acquisition"). Prior to the Matthew Clark Acquisition, the Company was principally a producer and supplier of wine and an importer and producer of beer and distilled spirits in the United States. The Matthew Clark Acquisition established the Company as a leading
British producer of cider, wine and bottled water and as a leading beverage alcohol wholesaler in the United Kingdom. The results of operations of Matthew Clark have been included in the consolidated results of operations of the Company since the date of acquisition, December 1, 1998.


RESULTS OF OPERATIONS
---------------------

FISCAL 2000 COMPARED TO FISCAL 1999

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2000 and Fiscal 1999.

                                   Fiscal 2000 Compared to Fiscal 1999
                                  -------------------------------------
                                                Net Sales
                                  -------------------------------------
                                      2000          1999      %Increase
                                  ------------  ------------  ---------
Canandaigua Wine:
  Branded:
    External customers            $    623,796  $    598,782       4.2%
    Intersegment                         5,524          -          N/A
                                  ------------  ------------
    Total Branded                      629,320       598,782       5.1%
                                  ------------  ------------
  Other:
    External customers                  81,442        70,711      15.2%
    Intersegment                         1,146          -          N/A
                                  ------------  ------------
    Total Other                         82,588        70,711      16.8%
                                  ------------  ------------
Canandaigua Wine net sales        $    711,908  $    669,493       6.3%
                                  ------------  ------------
Barton:
  Beer                            $    570,380  $    478,611      19.2%
  Spirits                              267,762       185,938      44.0%
                                  ------------  ------------
Barton net sales                  $    838,142  $    664,549      26.1%
                                  ------------  ------------
Matthew Clark:/
  Branded:
    External customers            $    313,027  $     64,879      382.5%
    Intersegment                            75          -           N/A
                                  ------------  ------------
    Total Branded                      313,102        64,879      382.6%
  Wholesale                            416,644        93,881      343.8%
                                  ------------  ------------
Matthew Clark net sales           $    729,746  $    158,760      359.7%
                                  ------------  ------------
Franciscan:
  External customers              $     62,046  $       -           N/A
  Intersegment                              73          -           N/A
                                  ------------  ------------
Franciscan net sales              $     62,119  $       -           N/A
                                  ------------  ------------
Corporate Operations and Other    $      5,372  $      4,541       18.3%
                                  ------------  ------------
Intersegment eliminations         $     (6,818) $       -           N/A
                                  ------------  ------------
Consolidated Net Sales            $  2,340,469  $  1,497,343       56.3%
                                  ============  ============

     Net sales for Fiscal 2000 increased to $2,340.5 million from $1,497.3 million for Fiscal 1999, an increase of $843.1 million, or 56.3%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Fiscal 2000 increased to $711.9 million from $669.5 million for Fiscal 1999, an increase of $42.4 million, or 6.3%. This increase resulted primarily from (i) an increase in sales of Arbor Mist, which was introduced in the second quarter of Fiscal 1999, (ii) an increase in the Company's bulk wine sales, (iii) an increase in sparkling wine sales as a result of millennium sales, and (iv) an increase in Almaden box wine sales. These increases were partially offset by declines in certain other wine brands.

     Barton
     ------

     Net sales for Barton for Fiscal 2000 increased to $838.1 million from $664.5 million for Fiscal 1999, an increase of $173.6 million, or 26.1%. This increase resulted primarily from volume growth and selling price increases in the Mexican beer portfolio as well as from $81.3 million of sales of products and services acquired in the acquisition of the Black Velvet Assets, which was completed in April 1999.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Fiscal 2000 increased to $729.7 million from $158.8 million for Fiscal 1999, an increase of $571.0 million, or 359.7%. The Company acquired control of Matthew Clark during the fourth quarter of Fiscal 1999.

     Franciscan
     ----------

     Net sales for Franciscan for Fiscal 2000 since the date of acquisition, June 4, 1999, were $62.1 million.

     GROSS PROFIT

     The Company's gross profit increased to $722.5 million for Fiscal 2000 from $448.0 million for Fiscal 1999, an increase of $274.4 million, or 61.3%. The dollar increase in gross profit was primarily related to sales from the acquisitions of Matthew Clark, the Black Velvet Assets and Franciscan, all completed after the third quarter of Fiscal 1999, as well as increased Barton beer and Canandaigua Wine branded wine sales. As a percent of net sales, gross profit increased to 30.9% for Fiscal 2000 from 29.9% for Fiscal 1999. The increase in the gross profit margin resulted primarily from the sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the acquisitions of the Black Velvet Assets and Franciscan, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $481.9 million for Fiscal 2000 from $299.5 million for Fiscal 1999, an increase of $182.4 million, or 60.9%. The dollar increase in selling, general and administrative expenses resulted primarily from the addition of the Matthew Clark and Franciscan businesses and expenses related to the brands acquired in the Black Velvet Assets acquisition. The Company also increased its marketing and promotional costs to generate additional sales volume, particularly of certain Canandaigua Wine brands and Barton beer brands. Selling, general and administrative expenses as a percent of net sales increased to 20.6% for Fiscal 2000 as compared to 20.0% for Fiscal 1999. The increase in percent of net sales resulted primarily from (i) Canandaigua Wine's investment in brand building and efforts to increase market share and (ii) the acquisitions of Matthew Clark and Franciscan, as Matthew Clark's and Franciscan's selling, general and administrative expenses as a percent of net sales are typically at the high end of the range of the Company's operating segments' percentages.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in Fiscal 2000 related to the closure of a cider production facility within the Matthew Clark operating segment in the United Kingdom and to a management reorganization within the Canandaigua Wine operating segment. In Fiscal 1999, nonrecurring charges of $2.6 million were incurred related to the closure of the aforementioned cider production facility in the United Kingdom.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2000 and Fiscal 1999.

                                    Fiscal 2000 Compared to Fiscal 1999
                                   -------------------------------------
                                            Operating Profit/Loss
                                   -------------------------------------
                                      2000          1999       %Increase
                                   ----------    ----------    ---------
Canandaigua Wine                   $   46,778    $   46,283         1.1%
Barton                                142,931       102,624        39.3%
Matthew Clark                          48,473         8,998       438.7%
Franciscan                             12,708          -            N/A
Corporate Operations and Other        (15,849)      (12,013)       31.9%
                                   ----------    ----------
Consolidated Operating Profit      $  235,041    $  145,892        61.1%
                                   ==========    ==========

     As a result of the above factors, operating income increased to $235.0 million for Fiscal 2000 from $145.9 million for Fiscal 1999, an increase of
$89.1 million, or 61.1%. Operating income for the Canandaigua Wine operating segment was up $0.5 million, or 1.1%, due to the nonrecurring charges of $2.6 million related to the segment's management reorganization, as well as additional marketing expenses associated with new product introductions. Exclusive of the nonrecurring charges, operating income increased by 6.6% to $49.3 million in Fiscal 2000. Operating income for the Matthew Clark operating segment, excluding nonrecurring charges of $2.9 million, was $51.4 million.

     INTEREST EXPENSE, NET

     Net interest expense increased to $106.1 million for Fiscal 2000 from $41.5 million for Fiscal 1999, an increase of $64.6 million, or 155.9%. The increase resulted primarily from additional interest expense associated with the borrowings related to the acquisitions of Matthew Clark, the Black Velvet Assets and Franciscan.

     NET INCOME

     As a result of the above factors, net income increased to $77.4 million for Fiscal 2000 from $50.5 million for Fiscal 1999, an increase of $26.9 million, or 53.3%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 2000 were $299.8 million, an increase of $115.3 over EBITDA of $184.5 million for Fiscal 1999. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

FISCAL 1999 COMPARED TO FISCAL 1998

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 1999 and Fiscal 1998.

                                      Fiscal 1999 Compared to Fiscal 1998
                                    ---------------------------------------
                                                  Net Sales
                                    ---------------------------------------
                                                                 %Increase/
                                       1999           1998       (Decrease)
                                    -----------    -----------   ----------
Canandaigua Wine:
  Branded                           $   598,782    $   570,807        4.9 %
  Other                                  70,711         71,988       (1.8)%
                                    -----------    -----------
Canandaigua Wine net sales          $   669,493    $   642,795        4.2 %
                                    -----------    -----------
Barton:
  Beer                              $   478,611    $   376,607       27.1 %
  Spirits                               185,938        191,190       (2.7)%
                                    -----------    -----------
Barton net sales                    $   664,549    $   567,797       17.0 %
                                    -----------    -----------
Matthew Clark:
  Branded                           $    64,879    $      -           N/A
  Wholesale                              93,881           -           N/A
                                    -----------    -----------
Matthew Clark net sales             $   158,760    $      -           N/A
                                    -----------    -----------
Corporate Operations and Other      $     4,541    $     2,196      106.8 %
                                    -----------    -----------
Consolidated Net Sales              $ 1,497,343    $ 1,212,788       23.5 %
                                    ===========    ===========

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

     GROSS PROFIT

     The Company's gross profit increased to $448.0 million for Fiscal 1999 from $343.8 million for Fiscal 1998, an increase of $104.3 million, or 30.3%. The dollar increase in gross profit resulted primarily from the sales generated by the Matthew Clark Acquisition completed in the fourth quarter of Fiscal 1999, increased beer sales and the combination of higher average selling prices and lower average costs for branded wine sales. As a percent of net sales, gross profit increased to 29.9% for Fiscal 1999 from 28.3% for Fiscal 1998. The increase in the gross profit margin resulted primarily from higher selling prices and lower costs for Canandaigua Wine's branded wine sales, partially offset by a sales mix shift towards lower margin products, particularly due to the growth in Barton's beer sales.

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

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $2.6 million in Fiscal 1999 related to the closure of a cider production facility in the United Kingdom. No such charges were incurred in Fiscal 1998.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Fiscal 1999 and Fiscal 1998.

                                     Fiscal 1999 Compared to Fiscal 1998
                                   ---------------------------------------
                                          Operating Profit/(Loss)
                                   ---------------------------------------
                                                                %Increase/
                                       1999          1998       (Decrease)
                                   -----------    -----------   ----------
Canandaigua Wine                   $    46,283    $    45,440        1.9 %
Barton                                 102,624         77,010       33.3 %
Matthew Clark                            8,998           -           N/A
Corporate Operations and Other         (12,013)       (10,380)     (15.7)%
                                   -----------    -----------
Consolidated Operating Profit      $   145,892    $   112,070       30.2 %
                                   ===========    ===========

     As a result of the above factors, operating income increased to $145.9 million for Fiscal 1999 from $112.1 million for Fiscal 1998, an increase of $33.8 million, or 30.2%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $41.5 million for Fiscal 1999 from $32.2 million for Fiscal 1998, an increase of $9.3 million, or 28.8%. The increase resulted primarily from additional interest expense associated with the borrowings related to the Matthew Clark Acquisition.

     EXTRAORDINARY ITEM, NET OF INCOME TAXES

     The Company incurred an extraordinary charge of $11.4 million after taxes in Fiscal 1999. This charge resulted from fees related to the replacement of the Company's senior credit facility, including extinguishment of the Term Loan. No extraordinary charges were incurred in Fiscal 1998.

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

FISCAL 2000 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Fiscal 2000 was $148.1 million, which resulted from $139.9 million in net income adjusted for noncash items, plus $8.2 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from increases in accrued income taxes, accrued interest expense and accrued salaries and commissions, partially offset by decreases in accounts payable and accrued excise taxes.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Fiscal 2000 was $495.7 million, which resulted primarily from net cash paid of $452.9 million for the acquisitions of the Black Velvet Assets and Franciscan and $57.7 million of capital expenditures, including $8.9 million for vineyards.

     Net cash provided by financing activities for Fiscal 2000 was $355.6 million, which resulted primarily from proceeds of $1,486.2 million from issuance of long-term debt, including $400.0 million incurred in connection with the acquisitions of the Black Velvet Assets and Franciscan and $900.0 million incurred to repay amounts outstanding under the senior credit facility. This amount was partially offset by principal payments of $1,060.2 million of long-term debt and repayment of $60.4 million of net revolving loan borrowings.

     As of February 29, 2000, under the 2000 Credit Agreement (as defined below), the Company had outstanding term loans of $570.1 million bearing a weighted average interest rate of 7.95%, $26.8 million of revolving loans bearing a weighted average interest rate of 7.43%, undrawn revolving letters of credit of $10.7 million, and $262.5 million in revolving loans available to be drawn.

     Total debt outstanding as of February 29, 2000, amounted to $1,317.9 million, an increase of $392.5 million from February 28, 1999. The ratio of total debt to total capitalization increased to 71.7% as of February 29, 2000, from 68.0% as of February 28, 1999.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of May 26, 2000, the Company had purchased 1,018,836 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $44.05 per share.

SENIOR CREDIT FACILITY

     During June 1999, the Company financed the purchase price for the Franciscan Acquisition primarily through additional term loan borrowings under the senior credit facility. The Company financed the purchase price for the Simi Acquisition with revolving loan borrowings under the senior credit facility.

     During August 1999, as discussed below, a portion of the Company's borrowings under its senior credit facility were repaid with the net proceeds of its Senior Notes (as defined below) offering.

     On October 6, 1999, the Company, certain of its principal operating subsidiaries, and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into a new senior credit facility (the "2000 Credit Agreement"). The 2000 Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion). Proceeds of the 2000 Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's prior senior credit facility, and are available to fund permitted acquisitions and ongoing working capital needs of the Company and its subsidiaries.

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)193.4 million, or approximately $320.0 million) were fully drawn at closing. The Tranche I Term Loan facility requires quarterly repayments, starting at $12.0 million in March 2000 and increasing thereafter annually with final payments of $23.0 million in each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound)73.0 million, or approximately $118.3 million). After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.6 million ($1.0 million) for each quarter in 2000, (pound)1.2 million ($1.9 million) for each quarter in 2001 and 2002, (pound)1.5 million ($2.4 million) for each quarter in 2003, and (pound)25.6 million ($40.4 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of February 29, 2000). On May 15, 2000, the Company issued (pound)80.0 million aggregate principal amount of 8 1/2% Series C Senior Notes. The proceeds of the offering were used to repay a portion of the Tranche II Term Loan. See Senior Notes below. There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior senior credit facility.

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. As of February 29, 2000, the margin was 1.25% for Revolving Credit loans and 1.75% for Term Loans. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments at 0.50% per annum as of February 29, 2000. This fee is based upon the Company's quarterly Debt Ratio and can range from 0.25% to 0.50%.

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

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, incurring additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior senior credit facility. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 2000 Credit Agreement is the senior debt coverage ratio.

SENIOR NOTES

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The net proceeds of the offering (approximately $196.0 million) were used to repay a portion of the Company's borrowings under its senior credit facility. Interest on the Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     On November 17, 1999, the Company issued (pound)75.0 million (approximately $121.7 million upon issuance and $118.4 million as of February 29, 2000) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). The net proceeds of the offering ((pound)73.0 million, or approximately $118.3 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes.

     On May 15, 2000, the Company issued (pound)80.0 million (approximately $120.4 million) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million (approximately $119.8 million, net of $0.6 million unamortized discount, with an effective rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or approximately $118.6 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.2 million ($0.3 million) for the remaining three quarters in 2000, (pound)0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound)0.5 million ($0.8 million) for each quarter in 2003, and (pound)8.5 million ($12.8 million) for each quarter in 2004. (The foregoing U.S. dollar equivalents are as of May 15, 2000.) Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

SENIOR SUBORDINATED NOTES

     As of February 29, 2000, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003, being the $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 issued in December 1993 (the "Original Notes") and the $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due December 2003 issued in February 1997 (the "Series C Notes"). The Original Notes and the Series C Notes are currently redeemable, in whole or in part, at the option of the Company. A brief description of the Original Notes and the Series C Notes is contained in Note 6 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The net proceeds of the offering (approximately $195.0 million) were used to fund the acquisition of the Black Velvet Assets and to pay the fees and expenses related thereto with the remainder of the net proceeds used for general corporate purposes. Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002.
The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

CAPITAL EXPENDITURES

     During Fiscal 2000, the Company incurred $57.7 million for capital expenditures, including $8.9 million related to vineyards. The Company plans to spend approximately $65.0 million for capital expenditures, exclusive of vineyards, in fiscal 2001. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See "Business - Sources and Availability of Raw Materials" under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

COMMITMENTS

     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling and Canadian dollars. The maximum future obligation under these agreements, based upon exchange rates at February 29, 2000, aggregate approximately $28.4 million for contracts expiring through December 2005.

     At February 29, 2000, the Company had open currency forward contracts to purchase various foreign currencies of $6.8 million which mature within twelve months. The Company's use of such contracts is limited to the management of currency rate risks related to purchases denominated in a foreign currency. The Company's strategy is to enter only into currency exchange contracts that are matched to specific purchases and not to enter into any speculative contracts.

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

YEAR 2000 ISSUE

     Prior to January 1, 2000, the Company put into place detailed programs to address Year 2000 readiness in its internal systems and with its key customers and suppliers. These programs included contingency plans to protect the Company's business and operations from Year 2000 related interruptions. The costs incurred related to its Year 2000 activities and its readiness programs were not material to the Company.

     The Company did not experience any interruptions in its business or operations when the date changed from 1999 to 2000. Based upon operations since January 1, 2000, the Company does not expect any significant impact on its on-going business as a result of the Year 2000 issue.

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

     The fair value of long-term debt is subject to interest rate risk. Generally, the fair value of long-term debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt, including current maturities, was approximately $1,255.4 million at February 29, 2000. A hypothetical 1% increase from prevailing interest rates at February 29, 2000, would result in a decrease in fair value of long-term debt by approximately $33.3 million.

     Also, a hypothetical 1% increase from prevailing interest rates at February 29, 2000, would result in an approximate increase in cash required for interest on variable interest rate debt during the next five fiscal years as follows:

                            2001     $ 5.4 million
                            2002     $ 4.8 million
                            2003     $ 4.0 million
                            2004     $ 3.0 million
                            2005     $ 1.3 million

     The Company periodically enters into interest rate swap agreements to reduce its exposure to interest rate changes relative to its long-term debt. At February 29, 2000, the Company had no interest rate swap agreements outstanding.

     The Company has exposure to foreign currency risk as a result of having international subsidiaries in the United Kingdom and Canada. For the Company's operations in the United Kingdom, the Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. At February 29, 2000, management believes that a hypothetical 10% adverse change in foreign currency exchange rates would not result in a material adverse impact on either earnings or cash flow. The Company also has exposure to foreign currency risk as a result of contracts to purchase inventory items that are denominated in various foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations resulting from these contracts, the Company periodically enters into foreign exchange hedging agreements. At February 29, 2000, the potential loss on outstanding foreign exchange hedging agreements from a hypothetical 10% adverse change in foreign currency exchange rates would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                      AND
                                      ---
                            SUPPLEMENTARY SCHEDULES
                            -----------------------

                               FEBRUARY 29, 2000
                               -----------------

                                                                            Page
                                                                            ----
The following information is presented in this Annual Report on Form 10-K:

   Report of Independent Public Accountants................................  29
   Consolidated Balance Sheets - February 29, 2000, and February 28, 1999.. 30 Consolidated Statements of Income for the years ended February 29, 2000,
      February 28, 1999, and February 28, 1998.............................  31
   Consolidated Statements of Changes in Stockholders' Equity for the years ended February 29, 2000, February 28, 1999, and February 28, 1998....  32
   Consolidated Statements of Cash Flows for the years ended
      February 29, 2000, February 28, 1999, and February 28, 1998..........  33
   Notes to Consolidated Financial Statements..............................  34
   Selected Quarterly Financial Information (unaudited)....................  53

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


                                                           [LOGO]
                                                                 ARTHUR ANDERSEN



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Canandaigua Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Canandaigua Brands, Inc. (a Delaware corporation) and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canandaigua Brands, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States.

                                                /s/ Arthur Andersen LLP

Rochester, New York
May 15, 2000



                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                February 29,      February 28,
                                                    2000              1999
                                                ------------      ------------

                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash investments                     $     34,308      $     27,645
  Accounts receivable, net                           291,108           260,433
  Inventories, net                                   615,700           508,571
  Prepaid expenses and other current assets           54,881            59,090
                                                ------------      ------------
    Total current assets                             995,997           855,739
PROPERTY, PLANT AND EQUIPMENT, net                   542,971           428,803
OTHER ASSETS                                         809,823           509,234
                                                ------------      ------------
  Total assets                                  $  2,348,791      $  1,793,776
                                                ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                 $     26,800      $     87,728
  Current maturities of long-term debt                53,987             6,005
  Accounts payable                                   122,213           122,746
  Accrued excise taxes                                30,446            49,342
  Other accrued expenses and liabilities             204,771           149,451
                                                ------------      ------------
    Total current liabilities                        438,217           415,272
                                                ------------      ------------
LONG-TERM DEBT, less current maturities            1,237,135           831,689
                                                ------------      ------------
DEFERRED INCOME TAXES                                116,447            88,179
                                                ------------      ------------
OTHER LIABILITIES                                     36,152            23,364
                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at February 29, 2000, and
    February 28, 1999                                   -                 -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 18,206,662 shares at
    February 29, 2000, and 17,915,359 shares
    at February 28, 1999                                 182               179
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,745,560 shares at
    February 29, 2000, and 3,849,173 shares
    at February 28, 1999                                  38                39
  Additional paid-in capital                         247,949           239,912
  Retained earnings                                  358,456           281,081
  Accumulated other comprehensive income-
    Cumulative translation adjustment                 (4,149)           (4,173)
                                                ------------      ------------
                                                     602,476           517,038
                                                ------------      ------------
  Less-Treasury stock-
  Class A Common Stock, 3,137,244 at
    February 29, 2000, and 3,168,306 shares
    at February 28, 1999, at cost                    (79,429)          (79,559)
  Class B Convertible Common Stock, 625,725
    shares at February 29, 2000, and
    February 28, 1999, at cost                        (2,207)           (2,207)
                                                ------------      ------------
                                                     (81,636)          (81,766)
                                                ------------      ------------
    Total stockholders' equity                       520,840           435,272
                                                ------------      ------------
  Total liabilities and stockholders' equity    $  2,348,791      $  1,793,776
                                                ============      ============


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                      (in thousands, except per share data)
                                                     For the Year
                                                  Ended February 29,    For the Years Ended February 28,
                                                  ------------------    --------------------------------
                                                         2000                1999              1998
                                                  ------------------    --------------    --------------

GROSS SALES                                       $        3,088,699    $    1,984,801    $    1,632,357
  Less - Excise taxes                                       (748,230)         (487,458)         (419,569)
                                                  ------------------    --------------    --------------
    Net sales                                              2,340,469         1,497,343         1,212,788
COST OF PRODUCT SOLD                                      (1,618,009)       (1,049,309)         (869,038)
                                                  ------------------    --------------    --------------
    Gross profit                                             722,460           448,034           343,750
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                (481,909)         (299,526)         (231,680)
NONRECURRING CHARGES                                          (5,510)           (2,616)             -
                                                  ------------------    --------------    --------------
    Operating income                                         235,041           145,892           112,070
INTEREST EXPENSE, net                                       (106,082)          (41,462)          (32,189)
                                                  ------------------    --------------    --------------
    Income before taxes and extraordinary item               128,959           104,430            79,881
PROVISION FOR INCOME TAXES                                   (51,584)          (42,521)          (32,751)
                                                  ------------------    --------------    --------------
    Income before extraordinary item                          77,375            61,909            47,130
EXTRAORDINARY ITEM, NET OF INCOME TAXES                         -              (11,437)             -
                                                  ------------------    --------------    --------------
NET INCOME                                        $           77,375    $       50,472    $       47,130
                                                  ==================    ==============    ==============


SHARE DATA:
Earnings per common share:
  Basic:
  Income before extraordinary item                $             4.29    $         3.38    $         2.52
  Extraordinary item                                            -                (0.62)             -
                                                  ------------------    --------------    --------------
  Earnings per common share - basic               $             4.29    $         2.76    $         2.52
                                                  ==================    ==============    ==============

  Diluted:
  Income before extraordinary item                $             4.18    $         3.30    $         2.47
  Extraordinary item                                            -                (0.61)             -
                                                  ------------------    --------------    --------------
  Earnings per common share - diluted             $             4.18    $         2.69    $         2.47
                                                  ==================    ==============    ==============

Weighted average common shares outstanding:
  Basic                                                       18,054            18,293            18,672
  Diluted                                                     18,499            18,754            19,105

  The accompanying notes to consolidated financial statements are an integral part of these statements.


                                               CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (in thousands, except per share data)

                                                                                    Accumulated
                                       Common Stock      Additional                   Other
                                     -----------------    Paid-in      Retained   Comprehensive   Treasury   Restricted
                                     Class A   Class B    Capital      Earnings      Income        Stock       Stock       Total
                                     -------   -------   ----------   ----------  -------------   --------   ----------  ---------
BALANCE, February 28, 1997           $   174   $    40   $  222,336   $  183,479  $        -      $(28,092)  $     -     $ 377,937
Net income and comprehensive
  income for fiscal 1998                -         -            -          47,130           -          -            -        47,130
Exercise of 117,452 Class A
  stock options                            2      -           1,799         -              -          -            -         1,801
Employee stock purchases of
  78,248 treasury shares                -         -           1,016         -              -           240         -         1,256
Repurchase of 362,100 Class A
  Common shares                         -         -            -            -              -        (9,233)        -        (9,233)
Acceleration of 142,437 Class A
  stock options                         -         -           3,625         -              -          -            -         3,625
Issuance of 25,000 restricted
  Class A Common shares                 -         -           1,144         -              -          -          (1,144)      -
Amortization of unearned restricted
  stock compensation                    -         -            -            -              -          -             267        267
Accelerated amortization of unearned
  restricted stock compensation         -         -             200         -              -          -             877      1,077
Tax benefit on Class A stock
  options exercised                     -         -           1,382         -              -          -            -         1,382
Tax benefit on disposition of
  employee stock purchases              -         -             185         -              -          -            -           185
                                     -------   -------   ----------   ----------   ------------   --------   ----------  ---------

BALANCE, February 28, 1998               176        40      231,687      230,609           -       (37,085)        -       425,427
Comprehensive income:
  Net income for fiscal 1999            -         -            -          50,472           -          -            -        50,472
  Cumulative translation adjustment     -         -            -            -            (4,173)      -            -        (4,173)
                                                                                                                          --------
Comprehensive income                                                                                                        46,299
Conversion of 107,010 Class B
  Convertible Common shares to
  Class A Common shares                    1        (1)        -            -              -          -            -          -
Exercise of 203,565 Class A
  stock options                            2      -           4,085         -              -          -            -         4,087
Employee stock purchases of
  49,850 treasury shares                -         -           1,643         -              -           197         -         1,840
Repurchase of 1,018,836 Class A
  Common shares                         -         -            -            -              -       (44,878)        -       (44,878)
Acceleration of 1,250 Class A
  stock options                         -         -              43         -              -          -            -            43
Tax benefit on Class A stock
  options exercised                     -         -           2,320         -              -          -            -         2,320
Tax benefit on disposition of
  employee stock purchases              -         -             134         -              -          -            -           134
                                     -------   -------   ----------   ----------   ------------   --------   ----------  ---------

BALANCE, February 28, 1999               179        39      239,912      281,081         (4,173)   (81,766)        -       435,272
Comprehensive income:
  Net income for fiscal 2000            -         -            -          77,375           -          -            -        77,375
  Cumulative translation adjustment     -         -            -            -                24       -            -            24
                                                                                                                         ---------
Comprehensive income                                                                                                        77,399
Conversion of 103,613 Class B
  Convertible Common shares to
  Class A Common shares                    1        (1)        -            -              -          -            -          -
Exercise of 187,690 Class A
  stock options                            2      -           3,361         -              -          -            -         3,363
Employee stock purchases of 31,062
  treasury shares                       -         -           1,298         -              -           130         -         1,428
Acceleration of 94,725 Class A
  stock options                         -         -             835         -              -          -            -           835
Tax benefit on Class A stock
  options exercised                     -         -           2,634         -              -          -            -         2,634
Tax benefit on disposition of
  employee stock purchases              -         -              43         -              -          -            -            43
Other                                   -         -            (134)        -              -          -            -          (134)
                                     -------   -------   ----------   ----------   ------------   --------   ----------  ---------

BALANCE, February 29, 2000           $   182   $    38   $  247,949   $  358,456   $     (4,149)  $(81,636)  $     -     $ 520,840
                                     =======   =======   ==========   ==========   ============   ========   ==========  =========

              The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                                      For the Year
                                                                   Ended February 29,  For the Years Ended February 28,
                                                                   ------------------  --------------------------------
                                                                          2000              1999              1998
                                                                   ------------------  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $           77,375  $       50,472    $       47,130

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                            40,892          27,282            23,847
      Extraordinary item, net of income taxes                                    -             11,437              -
      Amortization of intangible assets                                        23,831          11,308             9,314
      Stock-based compensation expense                                            856             144             1,747
      Amortization of discount on long-term debt                                  427             388               352
      (Gain) loss on sale of assets                                            (2,003)          1,193            (3,001)
      Deferred tax (benefit) provision                                         (1,500)         10,053             4,275
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                            (10,812)         44,081               749
          Inventories, net                                                      1,926           1,190           (60,659)
          Prepaid expenses and other current assets                             4,663         (14,115)           (4,354)
          Accounts payable                                                    (17,070)        (17,560)           (3,288)
          Accrued excise taxes                                                (18,719)         17,124               440
          Other accrued expenses and liabilities                               44,184         (31,807)           14,655
          Other assets and liabilities, net                                     4,005          (3,945)           (2,452)
                                                                   ------------------  --------------    --------------
            Total adjustments                                                  70,680          56,773           (18,375)
                                                                   ------------------  --------------    --------------
            Net cash provided by operating activities                         148,055         107,245            28,755
                                                                   ------------------  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                              (452,910)       (332,216)             -
  Purchases of property, plant and equipment                                  (57,747)        (49,857)          (31,203)
  Proceeds from sale of assets                                                 14,977             431            12,552
  Purchase of joint venture minority interest                                    -               (716)             -
                                                                   ------------------  --------------    --------------
            Net cash used in investing activities                            (495,680)       (382,358)          (18,651)
                                                                   ------------------  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                  1,486,240         635,090           140,000
  Exercise of employee stock options                                            3,358           4,083             1,776
  Proceeds from employee stock purchases                                        1,428           1,840             1,256
  Principal payments of long-term debt                                     (1,060,229)       (264,101)         (186,367)
  Net (repayment of) proceeds from notes payable                              (60,352)        (13,907)           34,900
  Payment of issuance costs of long-term debt                                 (14,888)        (17,109)           (1,214)
  Purchases of treasury stock                                                    -            (44,878)           (9,233)
                                                                   ------------------  --------------    --------------
            Net cash provided by (used in) financing activities               355,557         301,018           (18,882)
                                                                   ------------------  --------------    --------------

Effect of exchange rate changes on cash and cash investments                   (1,269)            508              -
                                                                   ------------------  --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                            6,663          26,413            (8,778)
CASH AND CASH INVESTMENTS, beginning of year                                   27,645           1,232            10,010
                                                                   ------------------  --------------    --------------
CASH AND CASH INVESTMENTS, end of year                             $           34,308  $       27,645    $        1,232
                                                                   ==================  ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                       $           95,004  $       35,869    $       33,394
                                                                   ==================  ==============    ==============
    Income taxes                                                   $           35,478  $       40,714    $       32,164
                                                                   ==================  ==============    ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired         $          562,204  $      740,880    $         -
    Liabilities assumed                                                      (106,805)       (382,759)             -
                                                                   ------------------  --------------    --------------
    Cash paid                                                                 455,399         358,121              -
    Less - cash acquired                                                       (2,489)        (25,905)             -
                                                                   ------------------  --------------    --------------
    Net cash paid for purchases of businesses                      $          452,910  $      332,216    $         -
                                                                   ==================  ==============    ==============

        The accompanying notes to consolidated financial statements are an integral part of these statements.



                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS -
Canandaigua Brands, Inc. and its subsidiaries (the "Company") operate primarily in the beverage alcohol industry. The Company is a leading producer and marketer of branded beverage alcohol products in North America and the United Kingdom. It maintains a portfolio of over 185 premier branded products in North America and the United Kingdom. The Company's products are distributed by more than 1,000 wholesalers in North America. In the United Kingdom, the Company distributes its own brands of cider, wine and bottled water and is a leading independent beverage supplier to the on-premise trade, distributing its own branded products and those of other companies to more than 16,000 on-premise establishments in the U.K.

PRINCIPLES  OF  CONSOLIDATION  -
The consolidated financial statements of the Company include the accounts of Canandaigua Brands, Inc. and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

CASH INVESTMENTS -
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 29, 2000, and February 28, 1999, are not significant.

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

     ACCOUNTS RECEIVABLE: The carrying amount approximates fair value due to the short maturity of these instruments, the creditworthiness of the customers and the large number of customers constituting the accounts receivable balance.
     NOTES PAYABLE: These instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
     LONG-TERM DEBT: The carrying value of the debt facilities with short-term variable interest rates approximates the fair value. The fair value of the fixed rate debt was estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.
     FOREIGN EXCHANGE HEDGING AGREEMENTS: The fair value of currency forward contracts is estimated based on quoted market prices.
     LETTERS OF CREDIT: At February 29, 2000, and February 28, 1999, the Company had letters of credit outstanding totaling $10.8 million and $4.0 million, respectively, which guarantee payment for certain obligations. The Company recognizes expense on these obligations as incurred and no material losses are anticipated.

The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows:

                                                February 29, 2000                            February 28, 1999
                                    -----------------------------------------    --------------------------------------
                                     Notional       Carrying         Fair         Notional      Carrying        Fair
                                      Amount         Amount          Value         Amount        Amount         Value
                                    ----------     -----------    -----------    ----------    ----------    ----------
(in thousands)
Liabilities:
------------
Notes payable                       $     -        $    26,800    $    26,800    $     -       $   87,728    $   87,728
Long-term debt, including
  current portion                   $     -        $ 1,291,122    $ 1,255,424    $     -       $  837,694    $  844,568

Derivative Instruments:
-----------------------
Foreign exchange hedging
  agreements:
    Currency forward contracts      $    6,895     $      -       $      (125)   $   12,444    $     -       $   (1,732)

INTEREST RATE FUTURES AND CURRENCY  FORWARD  CONTRACTS -
From time to time, the Company enters into interest rate futures and a variety of currency forward contracts in the management of interest rate risk and foreign currency transaction exposure. The Company has limited involvement with derivative instruments and does not use them for trading purposes. The Company uses derivatives solely to reduce the financial impact of the related risks. Unrealized gains and losses on interest rate futures are deferred and recognized as a component of interest expense over the borrowing period. Unrealized gains and losses on currency forward contracts are deferred and recognized as a component of the related transactions in the accompanying financial statements. Discounts or premiums on currency forward contracts are recognized over the life of the contract. Cash flows from derivative instruments are classified in the same category as the item being hedged. The Company's open currency forward contracts at February 29, 2000, hedge purchase commitments denominated in foreign currencies and mature within twelve months.

INVENTORIES -
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                    February 29, 2000      February 28, 1999
                                    -----------------      -----------------
     (in thousands)
     Raw materials and supplies     $          29,417      $          32,388
     In-process inventories                   419,558                344,175
     Finished case goods                      166,725                132,008
                                    -----------------      -----------------
                                    $         615,700      $         508,571
                                    =================      =================

A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled whiskey and brandy are classified as in-process inventories and are included in current assets, in accordance with industry practice. Bulk wine inventories are also included as in-process inventories within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. Warehousing, insurance, ad valorem taxes and other carrying charges applicable to barreled whiskey and brandy held for aging are included in inventory costs.

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
        Agency license agreements                 16 to 40
        Deferred financing costs                   5 to 10

At February 29, 2000, the weighted average remaining useful life of these assets is 36.4 years. At February 29, 2000, there were no officers' life insurance policies with face values. The face value of the officers' life insurance policies totaled $2.9 million at February 28, 1999.

LONG-LIVED ASSETS AND INTANGIBLES -
In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company did not record any asset impairment in fiscal 2000.

ADVERTISING AND PROMOTION COSTS -
The Company generally expenses advertising and promotion costs as incurred, shown or distributed. Prepaid advertising costs at February 29, 2000, and February 28, 1999, were not material. Advertising and promotion expense for the years ended February 29, 2000, February 28, 1999, and February 28, 1998, were $279.6 million, $173.1 million, and $111.7 million, respectively.

INCOME TAXES -
The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax basis of assets and liabilities.

ENVIRONMENTAL -
Environmental expenditures that relate to current operations are expensed as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 29, 2000, and February 28, 1999.

COMPREHENSIVE INCOME -
During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Changes in Stockholders' Equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity.

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

OTHER -
Certain fiscal 1999 balances have been reclassified to conform to current year presentation.

2.   ACQUISITIONS:

MATTHEW CLARK ACQUISITION -
On December 1, 1998, the Company acquired control of Matthew Clark plc ("Matthew Clark") and as of February 28, 1999, had acquired all of Matthew Clark's outstanding shares (the "Matthew Clark Acquisition"). The total purchase price, including assumption of indebtedness, for the acquisition of Matthew Clark shares was $484.8 million, net of cash acquired. Matthew Clark, founded in 1810, is a leading U.K.-based producer and distributor of its own brands of cider, wine and bottled water and a leading independent drinks wholesaler in the U.K.

The purchase price for the Matthew Clark shares was funded with proceeds from loans under the Company's prior senior credit facility. The Matthew Clark Acquisition was accounted for using the purchase method; accordingly, the
Matthew Clark assets were recorded at fair market value, based upon a final appraisal, at the date of acquisition, December 1, 1998. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), (pound) 108.5 million ($179.5 million as of December 1, 1998), is being amortized on a straight-line basis over 40 years. The results of operations of the Matthew Clark Acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

BLACK VELVET ASSETS ACQUISITION -
On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (the "Black Velvet Assets"). In connection with the transaction, the Company also entered into multi-year agreements with affiliates of Diageo plc to provide packaging and distilling services for various brands retained by the Diageo plc affiliates. The purchase price was $185.5 million and was financed by the proceeds from the sale of the Senior Subordinated Notes (as defined in Note 6).

The Black Velvet Assets acquisition was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $35.5 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Black Velvet Assets acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

FRANCISCAN AND SIMI ACQUISITIONS -
On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. ("Franciscan Estates") and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). The purchase price was $212.4 million in cash plus assumed debt, net of cash acquired, of $30.8 million. The purchase price was financed primarily by additional term loan borrowings under the senior credit facility. Also, on June 4, 1999, the Company acquired all of the outstanding capital stock of Simi Winery, Inc. ("Simi") (the "Simi Acquisition"). The cash purchase price was $57.5 million and was financed by revolving loan borrowings under the senior credit facility. The purchases were accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill) for the Franciscan Acquisition and the Simi Acquisition, $96.5 million and $8.3 million, respectively, is being amortized on a straight-line basis over 40 years. The Franciscan Estates and Simi operations are managed together as a separate business segment of the Company ("Franciscan"). The results of operations of Franciscan have been included in the Consolidated Statements of Income since the date of acquisition.

The following table sets forth unaudited pro forma results of operations of the Company for the fiscal years ended February 29, 2000, and February 28, 1999. The unaudited pro forma results of operations give effect to the acquisitions of Matthew Clark, the Black Velvet Assets and Franciscan as if they occurred on March 1, 1998. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. During fiscal 2000 and fiscal 1999, the Company incurred and paid $2.9 million and $2.6 million, respectively, in nonrecurring charges related to the closing of a Matthew Clark cider production facility. The charges were part of a production facility consolidation program that was begun prior to the Matthew Clark Acquisition. The unaudited pro forma results of operations for fiscal 1999 (shown in the table below) reflect total nonrecurring charges of $21.5 million ($0.69 per share on a diluted basis) related to this facility consolidation program, of which $18.9 million was incurred prior to the acquisition. The unaudited pro forma results of operations for fiscal 2000 (shown in the table below), reflect total nonrecurring charges of $12.4 million ($0.40 per share on a diluted basis) related to transaction costs, primarily for exercise of stock options, which were incurred by Franciscan Estates prior to the acquisition.

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

                                                 February 29,       February 28,
                                                     2000               1999
                                                 -----------        -----------
(in thousands, except per share data)
Net sales                                        $ 2,367,833        $ 2,154,992
Income before extraordinary item                 $    68,277        $    45,793
Extraordinary item, net of income taxes          $      -           $   (11,437)
Net income                                       $    68,277        $    34,356

Earnings per common share:
  Basic:
  Income before extraordinary item               $      3.78        $      2.50
  Extraordinary item                                    -                 (0.62)
                                                 -----------        -----------
  Earnings per common share - basic              $      3.78        $      1.88
                                                 ===========        ===========

  Diluted:
  Income before extraordinary item               $      3.69        $      2.44
  Extraordinary item                                    -                 (0.61)
                                                  ----------        -----------
  Earnings per common share - diluted            $      3.69        $      1.83
                                                  ==========        ===========

Weighted average common shares outstanding:
  Basic                                               18,054             18,293
  Diluted                                             18,499             18,754





3.  PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

                                      February 29, 2000       February 28, 1999
                                      -----------------       -----------------
(in thousands)
Land                                  $          62,871       $          25,434
Vineyards                                        37,756                     266
Buildings and improvements                      131,588                 104,152
Machinery and equipment                         440,008                 380,069
Motor vehicles                                    7,241                  20,191
Construction in progress                         27,874                  35,468
                                      -----------------       -----------------
                                                707,338                 565,580
Less - Accumulated depreciation                (164,367)               (136,777)
                                      -----------------       -----------------
                                      $         542,971       $         428,803
                                      =================       =================

4.  OTHER ASSETS:

The major components of other assets are as follows:

                                          February 29,         February 28,
                                              2000                 1999
                                          -----------          -----------
(in thousands)
Goodwill                                  $   463,577          $   311,908
Trademarks                                    253,148              102,183
Distribution rights and agency
  license agreements                           87,052               76,894
Other                                          64,504               53,779
                                          -----------          -----------
                                              868,281              544,764
Less - Accumulated amortization               (58,458)             (35,530)
                                          -----------          -----------
                                          $   809,823          $   509,234
                                          ===========          ===========

5.  OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

                                         February 29,       February 28,
                                             2000               1999
                                         -----------        -----------
(in thousands)
Accrued advertising and promotions       $    37,083        $    38,604
Accrued interest                              24,757             11,384
Accrued income taxes payable                  24,093              9,347
Accrued salaries and commissions              23,850             15,584
Other                                         94,988             74,532
                                         -----------        -----------
                                         $   204,771        $   149,451
                                         ===========        ===========


6.  BORROWINGS :

Borrowings consist of the following:

                                                                                        February 28,
                                                       February 29, 2000                   1999
                                           -----------------------------------------    -----------
                                             Current       Long-term        Total          Total
(in thousands)                             -----------    -----------    -----------    -----------
Notes Payable:
--------------
  Senior Credit Facility:
    Revolving Credit Loans                 $    26,800    $      -       $    26,800    $    83,075
  Other                                           -              -              -             4,653
                                           -----------    -----------    -----------    -----------
                                           $    26,800    $      -       $    26,800    $    87,728
                                           ===========    ===========    ===========    ===========

Long-term Debt:
---------------
  Senior Credit Facility - Term Loans      $    51,801    $   518,249    $   570,050    $   625,630
  Senior Notes                                    -           318,433        318,433           -
  Senior Subordinated Notes                       -           392,947        392,947        192,520
  Other Long-term Debt                           2,186          7,506          9,692         19,544
                                           -----------    -----------    -----------    -----------
                                           $    53,987    $ 1,237,135    $ 1,291,122    $   837,694
                                           ===========    ===========    ===========    ===========

SENIOR CREDIT FACILITY -
On October 6, 1999, the Company, certain of its principal operating subsidiaries and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into a new senior credit facility (the "2000 Credit Agreement"). The 2000 Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion). Proceeds of the 2000 Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's prior senior credit facility, and are available to fund permitted acquisitions and ongoing working capital needs of the Company and its subsidiaries.

The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)193.4 million, or approximately $320.0 million) were fully drawn at closing. The Tranche I Term Loan facility requires quarterly repayments, starting at $12.0 million in March 2000 and increasing thereafter annually with final payments of $23.0 million in each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound)73.0 million, or approximately $118.3 million). After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.6 million ($1.0 million) for each quarter in 2000, (pound)1.2 million ($1.9 million) for each quarter in 2001 and 2002, (pound)1.5 million ($2.4 million) for each quarter in 2003, and (pound)25.6 million ($40.4 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of February 29, 2000). On May 15, 2000, the Company issued (pound)80.0 million aggregate principal amount of 8 1/2% Series C Senior Notes. The proceeds of the offering were used to repay a portion of the Tranche II Term Loan (see Note 19 - Subsequent Event). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior senior credit facility.

The rate of interest payable, at the Company's option, is a function of the London interbank offering rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. As of February 29, 2000, the margin was 1.25% for Revolving Credit loans and 1.75% for Term Loans. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments at 0.50% per annum as of February 29, 2000. This fee is based upon the Company's quarterly Debt Ratio and can range from 0.25% to 0.50%.

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

The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, incurring additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds which are generally more favorable to the Company than those contained in its prior senior credit facility. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 2000 Credit Agreement is the senior debt coverage ratio.

As of February 29, 2000, under the 2000 Credit Agreement, the Company had outstanding term loans of $570.1 million bearing a weighted average interest rate of 7.95% and $26.8 million of revolving loans bearing a weighted average interest rate of 7.43%. The Company had average outstanding Revolving Credit Loans of approximately $73.0 million, $75.5 million, and $59.9 million for the years ended February 29, 2000, February 28, 1999, and February 28, 1998, respectively. Amounts available to be drawn down under the Revolving Credit Loans were $262.5 million and $212.9 million at February 29, 2000, and February 28, 1999, respectively. The average interest rate on the Revolving Credit Loans was 7.31%, 6.23%, and 6.57% for fiscal 2000, fiscal 1999, and fiscal 1998, respectively.

SENIOR NOTES -
On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 ("Senior Notes"). The net proceeds of the offering (approximately $196.0 million) were used to repay a portion of the Company's borrowings under its senior credit facility. Interest on the Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

On November 17, 1999, the Company issued (pound)75.0 million (approximately $121.7 million upon issuance and $118.4 million as of February 29, 2000) aggregate principal amount of 8 1/2% Senior Notes due November 2009 ("Sterling Senior Notes"). The net proceeds of the offering ((pound)73.0 million, or approximately $118.3 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes.

SENIOR SUBORDINATED NOTES -
On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The net proceeds of the offering (approximately $195.0 million) were used to fund the acquisition of the Black Velvet Assets and to pay the fees and expenses related thereto with the remainder of the net proceeds used for general corporate purposes. Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002. The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

On December 27, 1993, the Company issued $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003 (the "Original Notes"). Interest on the Original Notes is payable semiannually on June 15 and December 15 of each year. The Original Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Original Notes are guaranteed, on a senior subordinated basis, by all of the Company's significant operating subsidiaries (other than Matthew Clark and its subsidiaries).

On October 29, 1996, the Company issued $65.0 million aggregate principal amount of 8 3/4% Series B Senior Subordinated Notes ($62.9 million, net of $2.1 million unamortized discount, with an effective rate of 9.76% as of February 29, 2000) due in December 2003 (the "Series B Notes"). In February 1997, the Company exchanged $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due in December 2003 (the "Series C Notes") for the Series B Notes. The terms of the Series C Notes are substantially identical in all material respects to the Original Notes.

TRUST INDENTURES -
The Company's various Trust Indentures relating to the senior notes and senior subordinated notes contain certain covenants, including, but not limited to: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii)
limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions and other payments; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge ratio requiring a specified minimum.

DEBT PAYMENTS -
Principal   payments  required  under  long-term  debt  obligations   (excluding
unamortized discount) during the next five fiscal years and thereafter are as follows:

                      (in thousands)
               2001              $    53,987
               2002                   83,575
               2003                   88,469
               2004                  294,753
               2005                  253,705
               Thereafter            518,686
                                 -----------
                                 $ 1,293,175
                                 ===========

7.  INCOME TAXES:

The provision for (benefit from) income taxes consists of the following:

                                                             For the Years Ended
                                                                 February 28,
                                                             -------------------
                    For the Year Ended February 29, 2000       1999       1998
                 -----------------------------------------   --------   --------
                            State and
                  Federal     Local     Foreign     Total      Total      Total
                 --------   --------   --------   --------   --------   --------
(in thousands)
Current          $ 38,588   $  6,091   $  8,405   $ 53,084   $ 32,468   $ 28,476
Deferred          (10,804)     2,874      6,430     (1,500)    10,053      4,275
                 --------   --------   --------   --------   --------   --------
                 $ 27,784   $  8,965   $ 14,835   $ 51,584   $ 42,521   $ 32,751
                 ========   ========   ========   ========   ========   ========

The foreign provision for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated.

A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:

                                           For the Year Ended
                                              February 29,              For the Years Ended February 28,
                                          --------------------    --------------------------------------------
                                                  2000                    1999                    1998
                                          --------------------    --------------------    --------------------
                                                        % of                    % of                    % of
                                                       Pretax                  Pretax                  Pretax
                                           Amount      Income      Amount      Income      Amount      Income
                                          --------    --------    --------    --------    --------    --------
(in thousands)
Income tax provision at statutory rate    $ 45,136        35.0    $ 36,551        35.0    $ 27,958        35.0
State and local income taxes, net of
  Federal income tax benefit                 3,077         2.4       6,977         6.7       4,793         6.0
Earnings of subsidiaries taxed at
  other than U.S. statutory rate             1,294         1.0         227         0.2        -           -
Miscellaneous items, net                     2,077         1.6      (1,234)       (1.2)       -           -
                                          --------    --------    --------    --------    --------    --------
                                          $ 51,584        40.0    $ 42,521        40.7    $ 32,751        41.0
                                          ========    ========    ========    ========    ========    ========

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax liabilities (assets) consist of the following:

                                             February 29,      February 28,
                                                 2000             1999
                                             -----------       -----------
(in thousands)
Depreciation and amortization                $   127,436       $    89,447
Effect of change in accounting method             11,200            16,546
Inventory reserves                                 4,542             6,975
Restructuring                                     (6,824)           (3,244)
Insurance accruals                                (3,868)           (3,112)
Other accruals                                   (11,136)           (8,653)
                                             -----------       -----------
                                             $   121,350       $    97,959
                                             ===========       ===========

At February 29, 2000, the Company has U.S. Federal net operating loss carryforwards of $1.8 million to offset future taxable income that, if not otherwise utilized, will expire during fiscal 2011.

8.  PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

The Company's retirement and profit sharing plan, the Canandaigua Brands, Inc. 401(k) and Profit Sharing Plan (the "Plan"), covers substantially all employees, excluding those employees covered by collective bargaining agreements and Matthew Clark employees. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 12% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is in such discretionary amount as the Board of Directors may annually determine, subject to limitations of the Plan. Company contributions were $7.3 million, $6.8 million, and $5.9 million for the years ended February 29, 2000, February 28, 1999, and February 28, 1998, respectively.

On December 31, 1999, the Company's subsidiary, Matthew Clark, and the Trustees of the Matthew Clark Group Pension Plan and the Matthew Clark Executive Pension Plan (the "Plans") entered into an agreement to merge the Plans into the Matthew Clark Group Pension Plan effective December 31, 1999. The Matthew Clark Group
Pension Plan is a defined benefit plan with assets held by a Trustee who administers funds separately from the Company's finances. As part of the acquisition of the Black Velvet Assets, the Company's subsidiary, Barton, acquired pension plans, which cover certain Canadian employees.

The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts that are primarily included in other assets in the Consolidated Balance Sheets.

                                                                                                          February 28,
                                                                        February 29, 2000                    1999
                                                         ---------------------------------------------    -----------
                                                         Matthew Clark        Barton          Total          Total
                                                         -------------     ------------    -----------    -----------
(in thousands)
Change in benefit obligation:
Benefit obligation at March 1                            $     163,680     $       -       $   163,680    $      -
Acquisition                                                       -              15,348         15,348        165,997
Service cost                                                     4,299              336          4,635          1,335
Interest cost                                                   10,494              711         11,205          2,671
Plan participants' contribution                                  1,507             -             1,507            481
Actuarial loss/(gain)                                           12,350           (2,222)        10,128           -
Benefits paid                                                   (4,939)            (405)        (5,344)        (1,517)
Foreign currency exchange rate changes                          (2,875)             513         (2,362)        (5,287)
                                                         -------------     ------------    -----------    -----------
Benefit obligation at last day of February               $     184,516     $     14,281    $   198,797    $   163,680
                                                         =============     ============    ===========    ===========

Change in plan assets:
Fair value of plan assets at March 1                     $     194,606     $       -       $   194,606    $      -
Acquisition                                                       -              12,318         12,318        194,001
Actual return on plan assets                                    20,903              948         21,851          7,935
Plan participants' contributions                                 1,507             -             1,507            481
Employer contribution                                             -                 670            670           -
Benefits paid                                                   (4,939)            (431)        (5,370)        (1,517)
Foreign currency exchange rate changes                          (3,198)             445         (2,753)        (6,294)
                                                         -------------     ------------    -----------    -----------
Fair value of plan assets at last day of February        $     208,879     $     13,950    $   222,829    $   194,606
                                                         =============     ============    ===========    ===========

Funded status of the plan as of last day of February:
Funded status                                            $      24,362     $       (330)   $    24,032    $    30,927
Unrecognized actuarial gain/(loss)                               2,945           (2,369)           576         (3,950)
                                                         -------------     ------------    -----------    -----------
Prepaid (accrued) benefit cost                           $      27,307     $     (2,699)   $    24,608    $    26,977
                                                         =============     ============    ===========    ===========

Assumptions as of last day of February:
Rate of return on plan assets                                    8.00%            8.50%                         8.00%
Discount rate                                                    6.00%            7.25%                         6.50%
Increase in compensation levels                                  4.00%             -                            4.50%

Components of net periodic benefit cost for the
  twelve months ended the last day of February:
Service cost                                             $       4,299     $        336    $     4,635    $     1,335
Interest cost                                                   10,494              711         11,205          2,671
Expected return on plan assets                                 (15,533)            (807)       (16,340)        (3,848)
                                                         -------------     ------------    -----------    -----------
Net periodic benefit (income) cost                       $        (740)    $        240    $      (500)   $       158
                                                         =============     ============    ===========    ===========

9.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

In connection with the acquisition of the Black Velvet Assets, the Company's subsidiary, Barton, currently sponsors multiple non-pension postretirement and postemployment benefit plans for certain of its Canadian employees.

The status of the plans is as follows:

     (in thousands)
     Change in benefit obligation:
     Benefit obligation at April 9, 1999                    $       698
     Service cost                                                    14
     Interest cost                                                   32
     Benefits paid                                                  (10)
     Actuarial gain                                                (110)
     Foreign currency exchange rate changes                          23
                                                            -----------
     Benefit obligation at February 29, 2000                $       647
                                                            ===========

     Funded status as of February 29, 2000:
     Funded status                                          $      (647)
     Unrecognized net gain                                         (111)
                                                            -----------
     Accrued benefit liability                              $      (758)
                                                            ===========

     Assumptions as of February 29, 2000:
     Discount rate                                                7.25%
     Increase in compensation levels                              4.00%

     Components of net periodic benefit cost for the
       period ended February 29, 2000:
     Service cost                                           $        14
     Interest cost                                                   32
                                                            -----------
     Net periodic benefit cost                              $        46
                                                            ===========


At February 29, 2000, a 9.2% annual rate of increase in the per capita cost of covered health benefits was assumed for the first year. The rate was assumed to decrease gradually to 4.3% over seven years and to remain at this level thereafter. Assumed healthcare trend rates could have a significant effect on the amount reported for health care plans. A 1% change in assumed health care cost trend rate would have the following effects:

                                                           1%           1%
                                                        Increase     Decrease
(in thousands)                                          --------     --------
Effect on total service and interest cost components    $      6     $     (5)
Effect on postretirement benefit obligation             $     72     $    (73)

10.  STOCKHOLDERS' EQUITY:

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

At February 29, 2000, there were 15,069,418 shares of Class A Common Stock and 3,119,835 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

STOCK REPURCHASE AUTHORIZATION -
In January 1996, the Company's Board of Directors authorized the repurchase of up to $30.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company was permitted to finance such purchases, which became treasury shares, through cash generated from operations or through the senior credit facility. Throughout the year ended February 28, 1997, the Company repurchased 787,450 shares of Class A Common Stock totaling $20.8 million. The Company completed its repurchase program during fiscal 1998, repurchasing 362,100 shares of Class A Common Stock for $9.2 million.

In June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. During fiscal 1999, the Company repurchased 1,018,836 shares of Class A Common Stock for $44.9 million. No repurchases were made during fiscal 2000.

LONG-TERM STOCK INCENTIVE PLAN -
Under the Company's Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. At the Company's Annual Meeting of Stockholders held on July 20, 1999, stockholders approved the amendment to the Company's Long-Term Stock Incentive Plan to increase the aggregate number of shares of the Class A Common Stock available for awards under the plan from 4,000,000 shares to 7,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the "Committee"). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During fiscal 2000 and fiscal 1999, no stock appreciation rights or restricted stock were granted. At February 29, 2000, there were 3,557,568 shares available for future grant.

A summary of nonqualified stock option activity is as follows:

                                               Weighted                 Weighted
                                               Average                  Average
                               Shares Under    Exercise     Options     Exercise
                                  Option        Price     Exercisable    Price
                               ------------    --------   -----------   --------
Balance, February 28, 1997        1,432,975    $  18.85      51,425     $  10.67
Options granted                     569,400    $  38.72
Options exercised                  (117,452)   $  15.33
Options forfeited/canceled          (38,108)   $  17.66
                               ------------
Balance, February 28, 1998        1,846,815    $  25.23     360,630     $  25.46
Options granted                     728,200    $  50.57
Options exercised                  (203,565)   $  20.08
Options forfeited/canceled         (116,695)   $  37.13
                               ------------
Balance, February 28, 1999        2,254,755    $  33.26     492,285     $  24.55
Options granted                     819,800    $  50.42
Options exercised                  (187,690)   $  17.92
Options forfeited/canceled         (148,615)   $  44.95
                               ------------
Balance, February 29, 2000        2,738,250    $  38.81     737,455     $  27.04
                               ============

The following table summarizes information about stock options outstanding at February 29, 2000:

                            Options Outstanding             Options Exercisable
                   ------------------------------------   ----------------------
                                  Weighted
                                   Average     Weighted                 Weighted
                                  Remaining    Average                  Average
    Range of          Number     Contractual   Exercise      Number     Exercise
Exercise Prices    Outstanding      Life        Price     Exercisable    Price
---------------    -----------   -----------   --------   -----------   --------
$ 4.44 - $11.50         12,150     2.3 years   $  11.50        12,150   $  11.50
$17.00 - $25.63        633,420     5.4 years   $  17.28       365,280   $  17.42
$26.75 - $31.25        335,180     6.5 years   $  28.45       145,300   $  27.50
$35.38 - $50.00        940,600     8.5 years   $  45.41       185,325   $  42.76
$51.00 - $59.56        816,900     8.9 years   $  52.57        29,400   $  51.74
                   -----------                            -----------
                     2,738,250     7.6 years   $  38.81       737,455   $  27.04
                   ===========                            ===========

The weighted average fair value of options granted during fiscal 2000, fiscal 1999, and fiscal 1998 was $26.28, $26.21, and $20.81, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.7% for fiscal 2000, 5.3% for fiscal 1999, and 6.4% for fiscal 1998; volatility of 40.0% for fiscal 2000, 40.6% for fiscal 1999, and 41.3% for fiscal 1998; expected option life of 7.0 years for fiscal 2000 and fiscal 1999, and 6.9 years for fiscal 1998. The dividend yield was 0% for fiscal 2000, fiscal 1999, and fiscal 1998. Forfeitures are recognized as they occur.

INCENTIVE STOCK OPTION PLAN -
Under the Company's Incentive Stock Option Plan, incentive stock options may be granted to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 1,000,000 shares of the Company's Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date of grant. The vesting period and term of incentive stock options granted are established by the Committee. The maximum term of incentive stock options is ten years. During fiscal 2000 and fiscal 1999, no incentive stock options were granted.

EMPLOYEE STOCK PURCHASE PLAN - The Company has a stock purchase plan under which 1,125,000 shares of Class A Common Stock can be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During fiscal 2000, fiscal 1999, and fiscal 1998, employees purchased 31,062 shares, 49,850 shares, and 78,248 shares, respectively.

The weighted average fair value of purchase rights granted during fiscal 2000, fiscal 1999, and fiscal 1998 was $12.18, $12.35, and $11.90, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.4% for fiscal 2000, 4.7% for fiscal 1999, and 5.3% for fiscal 1998; volatility of 33.6% for fiscal 2000, 33.5% for fiscal 1999, and 35.1% for fiscal 1998; expected purchase right life of 0.5 years for fiscal 2000, fiscal 1999, and fiscal 1998. The dividend yield was 0% for fiscal 2000, fiscal 1999, and fiscal 1998.

PRO FORMA DISCLOSURE -
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). Accordingly, no incremental compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized the compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts as follows:

                                         For the Year Ended
                                            February 29,              For the Years Ended February 28,
                                        --------------------    --------------------------------------------
                                                2000                    1999                    1998
                                        --------------------    --------------------    --------------------
                                           As          Pro         As          Pro         As          Pro
                                        Reported      Forma     Reported      Forma     Reported      Forma
                                        --------    --------    --------    --------    --------    --------
(in thousands, except per share data)
Net income                              $ 77,375    $ 71,474    $ 50,472    $ 46,942    $ 47,130    $ 43,230
                                        ========    ========    ========    ========    ========    ========
Earnings per common share:
  Basic                                 $   4.29    $   3.96    $   2.76    $   2.57    $   2.52    $   2.32
  Diluted                               $   4.18    $   3.86    $   2.69    $   2.50    $   2.47    $   2.26

The pro forma effect on net income may not be representative of that to be expected in future years.

11.  EARNINGS PER COMMON SHARE:

The following table presents earnings per common share as follows:

                                             For the Year
                                                Ended        For the Years Ended
                                             February 29,        February 28,
                                             ------------    -------------------
                                                2000           1999       1998
                                             -----------     --------   --------
(in thousands, except per share data)
Income before extraordinary item             $    77,375     $ 61,909   $ 47,130
Extraordinary item, net of income taxes             -         (11,437)      -
                                             -----------     --------   --------
Income applicable to common shares           $    77,375     $ 50,472   $ 47,130
                                             ===========     ========   ========

Weighted average common shares
  outstanding - basic                             18,054       18,293     18,672
Stock options                                        445          461        433
                                             -----------     --------   --------
Weighted average common shares
  outstanding - diluted                           18,499       18,754     19,105
                                             ===========     ========   ========

Earnings per common share:
  Basic:
  Income before extraordinary item           $      4.29     $   3.38   $   2.52
  Extraordinary item                                -           (0.62)      -
                                             -----------     --------  ---------
  Earnings per common share - basic          $      4.29     $   2.76   $   2.52
                                             ===========     ========   ========

  Diluted:
  Income before extraordinary item           $      4.18     $   3.30   $   2.47
  Extraordinary item                                -           (0.61)      -
                                             -----------     --------  ---------
  Earnings per common share - diluted        $      4.18     $   2.69   $   2.47
                                             ===========     ========   ========

12.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES -
Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows during the next five fiscal years and thereafter:

                            (in thousands)
                       2001            $  16,312
                       2002               14,867
                       2003               13,827
                       2004               12,936
                       2005               12,067
                       Thereafter         96,301
                                       ---------
                                       $ 166,310
                                       =========

Rental expense was $17.4 million, $8.2 million, and $5.6 million for fiscal 2000, fiscal 1999, and fiscal 1998, respectively.

PURCHASE COMMITMENTS AND CONTINGENCIES -
The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling and Canadian dollars. The maximum future obligation under these agreements, based upon exchange rates at February 29, 2000, aggregate $28.4 million for contracts expiring through December 2005.

All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December 2007. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 29, 2000, the Company believes it is in compliance with all of its material distribution agreements and, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

In connection with previous acquisitions, the Company assumed purchase contracts with certain growers and suppliers. In addition, the Company has entered into other purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to eighteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $126.8 million of grapes under these contracts during fiscal 2000. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining term of the contracts will be approximately $800.5 million.

The Company's aggregate obligations under bulk wine purchase contracts will be approximately $8.3 million over the remaining term of the contracts which expire through fiscal 2001.

EMPLOYMENT CONTRACTS -
The Company has employment contracts with certain of its executive officers and certain other management personnel with remaining terms of one year. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. The aggregate commitment for future compensation and severance, excluding incentive bonuses, was $4.2 million as of February 29, 2000, of which $2.0 million is accrued in other liabilities as of February 29, 2000.

EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
Approximately 31% of the Company's full-time employees are covered by collective bargaining agreements at February 29, 2000. Agreements expiring within one year cover approximately 18% of the Company's full-time employees.

LEGAL MATTERS -
The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

13.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Gross sales to the five largest customers of the Company represented 17.1%, 25.2%, and 26.4% of the Company's gross sales for the fiscal years ended February 29, 2000, February 28, 1999, and February 28, 1998, respectively. Gross sales to the Company's largest customer, Southern Wine and Spirits, represented 8.0%, 10.9%, and 12.1% of the Company's gross sales for the fiscal years ended February 29, 2000, February 28, 1999, and February 28, 1998, respectively. Accounts receivable from the Company's largest customer represented 8.6%, 8.5%, and 14.1% of the Company's total accounts receivable as of February 29, 2000, February 28, 1999, and February 28, 1998, respectively. Gross sales to the Company's five largest customers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

14.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

The following table presents summarized financial information for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary, and certain other subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                           Parent          Subsidiary        Subsidiary
                                           Company         Guarantors       Nonguarantors      Eliminations      Consolidated
                                         -----------      ------------      -------------      ------------      ------------
(in thousands)
BALANCE SHEET DATA:
February 29, 2000
-----------------
Current assets                           $   105,884      $    611,646      $     278,467      $       -         $    995,997
Noncurrent assets                        $   913,026      $  1,695,790      $      25,628      $ (1,281,650)     $  1,352,794
Current liabilities                      $   150,507      $     84,860      $     202,850      $       -         $    438,217
Noncurrent liabilities                   $ 1,230,139      $     97,410      $      62,185      $       -         $  1,389,734

February 28, 1999
-----------------
Current assets                           $   114,243      $    532,028      $     209,468      $       -         $    855,739
Noncurrent assets                        $   646,133      $    396,125      $     421,867      $   (526,088)     $    938,037
Current liabilities                      $   157,648      $    126,803      $     130,821      $       -         $    415,272
Noncurrent liabilities                   $   815,421      $     73,178      $      54,633      $       -         $    943,232

INCOME STATEMENT DATA:
For the year ended February 29, 2000
------------------------------------
Net sales                                $  620,631       $  1,305,032      $     761,762      $   (346,956)     $  2,340,469
Gross profit                             $  174,231       $    332,641      $     215,588      $       -         $    722,460
(Loss) income before income taxes        $     (192)      $     92,433      $      36,718      $       -         $    128,959
Net (loss) income                        $     (115)      $     55,460      $      22,030      $       -         $     77,375

For the year ended February 28, 1999
------------------------------------
Net sales                                $  615,270       $  1,080,466      $    158,761       $   (357,154)     $  1,497,343
Gross profit                             $  168,575       $    237,437      $     42,022       $       -         $    448,034
Income before income taxes
  and extraordinary item                 $    4,849       $     96,935      $      2,646       $       -         $    104,430
Net income                               $    2,861       $     45,781      $      1,830       $       -         $     50,472

For the year ended February 28, 1998
------------------------------------
Net sales                                $  562,760       $    985,757      $      2,197       $   (337,926)     $  1,212,788
Gross profit                             $  151,092       $    191,658      $      1,000       $       -         $    343,750
Income (loss) before income taxes        $   21,024       $     59,285      $       (428)      $       -         $     79,881
Net income (loss)                        $   12,404       $     35,154      $       (428)      $       -         $     47,130

15.  ACCOUNTING PRONOUNCEMENTS:

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

16.  BUSINESS SEGMENT INFORMATION:

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

Segment information is as follows:

                                For the Year Ended
                                   February 29,      For the Years Ended February 28,
                                ------------------   --------------------------------
                                       2000               1999              1998
                                ------------------   -------------      -------------
(in thousands)
CANANDAIGUA WINE:
-----------------
Net sales:
  Branded:
    External customers          $          623,796   $     598,782      $     570,807
    Intersegment                             5,524            -                  -
                                ------------------   -------------      -------------
    Total Branded                          629,320         598,782            570,807
                                ------------------   -------------      -------------
  Other:
    External customers                      81,442          70,711             71,988
    Intersegment                             1,146            -                  -
                                ------------------   -------------      -------------
    Total Other                             82,588          70,711             71,988
                                ------------------   -------------      -------------
Net sales                       $          711,908   $     669,493      $     642,795
Operating profit                $           46,778   $      46,283      $      45,440
Long-lived assets               $          192,828   $     191,762      $     185,317
Total assets                    $          639,687   $     650,578      $     632,636
Capital expenditures            $           20,213   $      25,275      $      25,666
Depreciation and amortization   $           20,828   $      20,838      $      21,189

BARTON:
-------
Net sales:
  Beer                          $          570,380   $     478,611      $     376,607
  Spirits                                  267,762         185,938            191,190
                                ------------------   -------------      -------------
Net sales                       $          838,142   $     664,549      $     567,797
Operating profit                $          142,931   $     102,624      $      77,010
Long-lived assets               $           78,876   $      50,221      $      51,574
Total assets                    $          684,228   $     478,580      $     439,317
Capital expenditures            $            7,218   $       3,269      $       5,021
Depreciation and amortization   $           14,452   $      10,765      $      10,455


                                For the Year Ended
                                    February 29,     For the Years Ended February 28,
                                ------------------   --------------------------------
                                       2000              1999               1998
                                ------------------   ------------       -------------
(in thousands)
MATTHEW CLARK:
--------------
Net sales:
  Branded:
    External customers          $          313,027   $     64,879       $        -
    Intersegment                                75           -                   -
                                ------------------   ------------       -------------
    Total Branded                          313,102         64,879                -
  Wholesale                                416,644         93,881                -
                                ------------------   ------------       -------------
Net sales                       $          729,746   $    158,760       $        -
Operating profit                $           48,473   $      8,998       $        -
Long-lived assets               $          158,119   $    169,693       $        -
Total assets                    $          636,807   $    631,313       $        -
Capital expenditures            $           17,949   $     10,444       $        -
Depreciation and amortization   $           20,238   $      4,836       $        -

FRANCISCAN:
-----------
Net sales:
  External customers            $           62,046   $       -          $        -
  Intersegment                                  73           -                   -
                                ------------------   ------------       -------------
Net sales                       $           62,119   $       -          $        -
Operating profit                $           12,708   $       -          $        -
Long-lived assets               $          106,956   $       -          $        -
Total assets                    $          357,999   $       -          $        -
Capital expenditures            $           10,741   $       -          $        -
Depreciation and amortization   $            6,028   $       -          $        -

CORPORATE OPERATIONS AND OTHER:
-------------------------------
Net sales                       $            5,372   $      4,541       $       2,196
Operating loss                  $          (15,849)  $    (12,013)      $     (10,380)
Long-lived assets               $            6,192   $     17,127       $       7,144
Total assets                    $           30,070   $     33,305       $      18,602
Capital expenditures            $            1,626   $     10,869       $         516
Depreciation and amortization   $            3,177   $      2,151       $       1,517

INTERSEGMENT ELIMINATIONS:
--------------------------
Net sales                       $           (6,818)  $       -          $        -

CONSOLIDATED:
-------------
Net sales                       $        2,340,469   $  1,497,343       $   1,212,788
Operating profit                $          235,041   $    145,892       $     112,070
Long-lived assets               $          542,971   $    428,803       $     244,035
Total assets                    $        2,348,791   $  1,793,776       $   1,090,555
Capital expenditures            $           57,747   $     49,857       $      31,203
Depreciation and amortization   $           64,723   $     38,590       $      33,161


The Company's areas of operations are principally in the United States. Operations outside the United States consist of Matthew Clark's operations, which are primarily in the United Kingdom. No other single foreign country or geographic area is significant to the consolidated operations.

17.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

                                                                       QUARTER ENDED
                                               -----------------------------------------------------------
                                                 May 31,      August 31,     November 30,     February 29,
               Fiscal 2000                        1999           1999            1999             2000          Full Year
------------------------------------------     ----------     ----------     ------------     ------------     -----------
(in thousands, except per share data)
Net sales                                      $  530,169     $  621,580     $    661,520     $    527,200     $ 2,340,469
Gross profit                                   $  156,123     $  189,128     $    209,687     $    167,522     $   722,460
Net income                                     $   10,846     $   21,101     $     29,900     $     15,528     $    77,375
Earnings per common share: (1)
  Basic                                        $     0.60     $     1.17     $       1.65     $       0.86     $      4.29
  Diluted                                      $     0.59     $     1.14     $       1.60     $       0.84     $      4.18


                                                                       QUARTER ENDED
                                               -----------------------------------------------------------
                                                 May 31,      August 31,     November 30,     February 28,
               Fiscal 1999                        1998           1998            1998             1999          Full Year
------------------------------------------     ----------     ----------     ------------     ------------     -----------
(in thousands, except per share data)
Net sales                                      $  312,928     $  349,386     $    375,586     $    459,443     $ 1,497,343
Gross profit                                   $   92,061     $  103,236     $    115,695     $    137,042     $   448,034
Income before extraordinary item               $   13,099     $   16,731     $     20,161     $     11,918     $    61,909
Extraordinary item, net of income taxes (2)    $     -        $     -        $       -        $    (11,437)    $   (11,437)
Net income                                     $   13,099     $   16,731     $     20,161     $        481     $    50,472
Earnings per common share: (1)
  Basic:
    Income before extraordinary item           $     0.70     $     0.90     $       1.13     $       0.67     $      3.38
    Extraordinary item                               -              -                -               (0.64)          (0.62)
                                               ----------     ----------     ------------     ------------     -----------
    Earnings per common share - basic          $     0.70     $     0.90     $       1.13     $       0.03     $      2.76
                                               ==========     ==========     ============     ============     ===========
  Diluted:
    Income before extraordinary item           $      0.68    $     0.88     $       1.10     $       0.65     $      3.30
    Extraordinary item                                -             -                -               (0.62)          (0.61)
                                               -----------    ----------     ------------     ------------     -----------
    Earnings per common share - diluted        $      0.68    $     0.88     $       1.10     $       0.03     $      2.69
                                               ===========    ==========     ============     ============     ===========

(1) The sum of the quarterly earnings per common share in fiscal 2000 and fiscal 1999 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(2) Represents fees related to the replacement of the prior senior credit facility, including extinguishment of the term loan.


18.  NONRECURRING CHARGES:

During fiscal 2000, the Company incurred nonrecurring charges of $5.5 million related to the closure of a cider production facility within the Matthew Clark operating segment in the U.K. ($2.9 million) and to a management reorganization within the Canandaigua Wine operating segment ($2.6 million). During fiscal 1999, the Company incurred nonrecurring charges of $2.6 million also related to the closure of the aforementioned Matthew Clark cider production facility.

19.  SUBSEQUENT EVENT:

On May 15, 2000, the Company issued (pound)80.0 million (approximately $120.4 million) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million (approximately $119.8 million, net of $0.6 million unamortized discount, with an effective rate of 8.6%) ("Sterling Series C Senior Notes"). The net proceeds of the offering
((pound)78.8 million, or approximately $118.6 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.2 million ($0.3 million) for the remaining three quarters in 2000, (pound)0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound)0.5 million ($0.8 million) for each quarter in 2003, and (pound)8.5 million ($12.8 million) for each quarter in 2004. (The foregoing U.S. dollar equivalents are as of May 15, 2000.) Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------  -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 18, 2000, under those sections of the proxy statement titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 18, 2000, under that section of the proxy statement titled "Executive Compensation" and that caption titled "Director Compensation" under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 18, 2000, under those sections of the proxy statement titled "Beneficial Ownership" and "Stock Ownership of Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 18, 2000, under that section of the proxy statement titled "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  1.   Financial Statements

          The following consolidated financial statements of the Company are submitted herewith:

               Report of Independent Public Accountants

               Consolidated Balance Sheets - February 29, 2000, and February 28, 1999

               Consolidated Statements of Income for the years ended February 29, 2000, February 28, 1999, and February 28, 1998

               Consolidated Statements of Changes in Stockholders' Equity for the years ended February 29, 2000, February 28, 1999, and February 28, 1998

               Consolidated Statements of Cash Flows for the years ended February 29, 2000, February 28, 1999, and February 28, 1998

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

     3.   Exhibits required to be filed by Item 601 of Regulation S-K

          For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 81 of this Report.

(b)  Reports on Form 8-K

     The following Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended February 29, 2000:

     Form 8-K dated January 4, 2000.  This Form 8-K reported  information  under
     Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets as of November 30, 1999 (unaudited) and February 28, 1999 (audited); (ii) the Company's Condensed Consolidated Statements of Income for the three months ended November 30, 1999 (unaudited) and November 30, 1998 (unaudited); and (iii) the Company's Condensed Consolidated Statements of Income for the nine months ended November 30, 1999 (unaudited) and November 30, 1998 (unaudited).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    CANANDAIGUA BRANDS, INC.


                                        By: /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard Sands                           /s/ Thomas S. Summer
----------------------------------          ----------------------------------
Richard Sands, Chairman of the              Thomas S. Summer, Executive Vice
Board, President, and Chief                 President and Chief Financial
Executive Officer (Principal                Officer (Principal Financial
Executive Officer)                          Officer and Principal Accounting
Dated:  May 30, 2000                        Officer)
                                            Dated: May 30, 2000


/s/ Robert Sands                            /s/ George Bresler
----------------------------------          ----------------------------------
Robert Sands, Director                      George Bresler, Director
Dated:  May 30, 2000                        Dated:  May 30, 2000


/s/ James A. Locke                          /s/ Thomas C. McDermott
----------------------------------          ----------------------------------
James A. Locke, III, Director               Thomas C. McDermott, Director
Dated:  May 30, 2000                        Dated:  May 30, 2000


/s/ Paul L. Smith
----------------------------------
Paul L. Smith, Director
Dated:  May 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BATAVIA WINE CELLARS, INC.


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

Dated:  May 30, 2000                        /s/ Ned Cooper
                                            ----------------------------------
                                            Ned Cooper, President
                                            (Principal Executive Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ----------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ----------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ----------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    CANANDAIGUA WINE COMPANY, INC.


                                        By: /s/ Jon Moramarco
                                            ----------------------------------
                                            Jon Moramarco, President and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 30, 2000                        /s/ Jon Moramarco
                                            ----------------------------------
                                            Jon Moramarco, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ----------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ----------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ----------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    CANANDAIGUA EUROPE LIMITED


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

Dated:  May 30, 2000                        /s/ Douglas Kahle
                                            ----------------------------------
                                            Douglas Kahle, President
                                            (Principal Executive Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ----------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ----------------------------------
                                            Richard Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    CANANDAIGUA LIMITED


                                        By: /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Chief Executive
                                            Officer and Director (Principal
                                            Executive Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Finance
                                            Director (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


Dated:  May 30, 2000                        /s/ Peter Aikens
                                            ---------------------------------
                                            Peter Aikens, Director


Dated:  May 30, 2000                        /s/ Anne Colquhoun
                                            ---------------------------------
                                            Anne Colquhoun, Director


Dated:  May 30, 2000                        /s/ Hugh Etheridge
                                            ---------------------------------
                                            Hugh Etheridge, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    POLYPHENOLICS, INC.


                                        By: /s/ Howard Jacobson
                                            ---------------------------------
                                            Howard Jacobson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                    /s/ Howard Jacobson
                                            ---------------------------------
                                            Howard Jacobson, President and
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President,
                                            Treasurer and Director (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    ROBERTS TRADING CORP.


                                        By: /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, President and
                                            Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, President and
                                            Treasurer (Principal Executive
                                            Officer, Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    CANANDAIGUA B.V.


                                        By: /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Authorized
                                            Representative

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ G.A.L.R. Diepenhorst
                                            ---------------------------------
                                            G.A.L.R. Diepenhorst, Managing
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ E.F. Switters
                                            ---------------------------------
                                            E.F. Switters, Managing Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Authorized
                                            Representative in the United
                                            States

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    FRANCISCAN VINEYARDS, INC.


                                        By: /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            and Treasurer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    ALLBERRY, INC.


                                        By: /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            and Treasurer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    CLOUD PEAK CORPORATION


                                        By: /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            and Treasurer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Director

Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    M.J. LEWIS CORP.


                                        By: /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        s/ Agustin Francisco Huneeus
                                            --------------------------------
                                            Agustin Francisco Huneeus,
                                            President (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            and Treasurer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    MT. VEEDER CORPORATION


                                        By: /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Agustin Francisco Huneeus
                                            ---------------------------------
                                            Agustin Francisco Huneeus,
                                            President (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            and Treasurer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON INCORPORATED


                                        By: /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President,
                                            Chief Executive Officer and
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Troy Christensen
                                            ---------------------------------
                                            Troy Christensen, Director


Dated:  May 30, 2000                        /s/ Edward L. Golden
                                            ---------------------------------
                                            Edward L. Golden, Director


Dated:  May 30, 2000                        /s/ William F. Hackett
                                            ---------------------------------
                                            William F. Hackett, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director


Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Director


Dated:  May 30, 2000                        /s/ Robert Sands
                                            ---------------------------------
                                            Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON BRANDS, LTD.


                                        By: /s/ Edward L. Golden
                                            ---------------------------------
                                            Edward L. Golden, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Edward L. Golden
                                            ---------------------------------
                                            Edward L. Golden, President and
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, Director


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON BEERS, LTD.


                                        By: /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Richard Sands
                                            ---------------------------------
                                            Richard Sands, Chief Executive
                                            Officer and Director (Principal
                                            Executive Officer)


Dated:  May 30, 2000                        /s/ Thomas S.Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, Director


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ William F. Hackett
                                            ---------------------------------
                                            William F. Hackett, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON BRANDS OF CALIFORNIA, INC.


                                        By: /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President and
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ Edward L. Golden
                                            ---------------------------------
                                            Edward L. Golden, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON BRANDS OF GEORGIA, INC.


                                        By: /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President and
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ Edward L. Golden
                                            ---------------------------------
                                            Edward L. Golden, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON CANADA, LTD.


                                        By: /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President and
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ Edward L. Golden
                                            ---------------------------------
                                            Edward L. Golden, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON DISTILLERS IMPORT CORP.


                                        By: /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, President and
                                            Director (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ Edward L. Golden
                                            ---------------------------------
                                            Edward L. Golden, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    BARTON FINANCIAL CORPORATION


                                        By: /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, President,
                                            Secretary and Director (Principal
                                            Executive Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Charles T. Schlau
                                            ---------------------------------
                                            Charles T. Schlau, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    STEVENS POINT BEVERAGE CO.


                                        By: /s/ James P. Ryan
                                            ---------------------------------
                                            James P. Ryan, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ James P. Ryan
                                            ---------------------------------
                                            James P. Ryan, President, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, Director


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ William F. Hackett
                                            ---------------------------------
                                            William F. Hackett, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2000                    MONARCH IMPORT COMPANY


                                        By: /s/ James P. Ryan
                                            ---------------------------------
                                            James P. Ryan, Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 30, 2000                        /s/ James P. Ryan
                                            ---------------------------------
                                            James P. Ryan, Chief Executive
                                            Officer (Principal Executive
                                            Officer)


Dated:  May 30, 2000                        /s/ Thomas S. Summer
                                            ---------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Dated:  May 30, 2000                        /s/ Alexander L. Berk
                                            ---------------------------------
                                            Alexander L. Berk, Director


Dated:  May 30, 2000                        /s/ Troy J. Christensen
                                            ---------------------------------
                                            Troy J. Christensen, Director


Dated:  May 30, 2000                        /s/ William F. Hackett
                                            ---------------------------------
                                            William F. Hackett, Director


Dated:  May 30, 2000                        /s/ Elizabeth Kutyla
                                            ---------------------------------
                                            Elizabeth Kutyla, Director

                                INDEX TO EXHIBITS

Exhibit No.
-----------

        2.1 Asset Purchase Agreement among Barton Incorporated (a wholly-owned subsidiary of the Company), United Distillers Glenmore, Inc., Schenley Industries, Inc., Medley Distilling Company, United Distillers Manufacturing, Inc., and The Viking Distillery, Inc., dated August 29, 1995 (filed as Exhibit 2(a) to the Company's Current Report on Form 8-K, dated August 29, 1995 and incorporated herein by reference).

        2.2 Recommended Cash Offer, by Schroders on behalf of Canandaigua Limited, a wholly-owned subsidiary of the Company, to acquire Matthew Clark plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1998 and incorporated herein by reference).

        2.3 Asset Purchase Agreement dated as of February 21, 1999 by and among Diageo Inc., UDV Canada Inc., United Distillers Canada Inc. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 9, 1999 and incorporated herein by reference).

        2.4 Stock Purchase Agreement, dated April 21, 1999, between Franciscan Vineyards, Inc., Agustin Huneeus, Agustin Francisco Huneeus, Jean-Michel Valette, Heidrun Eckes-Chantre Und Kinder Beteiligungsverwaltung II, GbR, Peter Eugen Eckes Und Kinder Beteiligungsverwaltung II, GbR, Harald Eckes-Chantre, Christina Eckes-Chantre, Petra Eckes-Chantre and Canandaigua Brands, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

        2.5 Stock Purchase Agreement by and between Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) and Moet Hennessy, Inc. dated April 1, 1999 (filed as exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).

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

        4.7 Sixth Supplemental Indenture, dated as of July 28, 1999, among the Company, Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).

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

        4.12 Fourth Supplemental Indenture, dated as of July 28, 1999, among the Company, Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and Harris Trust and Savings Bank, as Trustee (filed as Exhibit
                4.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).

        4.13 Indenture with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, among the Company, as issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

        4.14 Supplemental Indenture No. 1, dated as of February 25, 1999, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

        4.15 Supplemental Indenture No. 2, dated as of August 4, 1999, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference).

        4.16 Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).

        4.17 Supplemental Indenture No. 4, dated as of May 15, 2000 by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed herewith).

        4.18 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

        4.19 Indenture with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-9436902) and incorporated herein by reference).

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

        10.3    Employment  Agreement between Barton  Incorporated and Alexander
                L. Berk dated as of  September  1, 1990 as amended by  Amendment
                No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        10.4 Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

        10.5 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).

        10.6 Amendment Number One to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.7 Amendment Number Two to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).

        10.8    Incentive  Stock  Option Plan of the  Company  (filed as Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.9 Amendment Number One to the Incentive Stock Option Plan of the Company (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.10   Annual  Management  Incentive  Plan  of the  Company  (filed  as
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.11 Amendment Number One to the Annual Management Incentive Plan of the Company (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        10.12 Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as
                Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

        10.13   Supplemental  Executive Retirement Plan of the Company (filed as
                Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

        10.14 First Amendment to the Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).

        10.15 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

        10.16 Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed herewith).

        10.17 Service Agreement, as amended, between Matthew Clark plc and Peter Aikens, dated September 27, 1991 (filed herewith).

        11.1    Statement re Computation of Per Share Earnings (filed herewith).

        21.1    Subsidiaries of Company (filed herewith).

        23.1    Consent of Arthur Andersen LLP (filed herewith).

        27.1 Financial Data Schedule for the fiscal year ended February 29, 2000 (filed herewith).

        99.1 1989 Employee Stock Purchase Plan of the Company, as amended by Amendment Number 1 through Amendment Number 5 (filed as Exhibit
                99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        99.2 Amendment Number 6 to the 1989 Employee Stock Purchase Plan of the Company (filed as Exhibit 99.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).