Form 10-Q
period 2000-05-31
CANANDAIGUA BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 2000-07-14
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2000
                               ------------

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
             ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

                                 (716) 218-2169
             ------------------------------------------------------
              (Registrants' telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---      ---

The number of shares outstanding with respect to each of the classes of common stock of Canandaigua Brands, Inc., as of June 30, 2000, is set forth below (all of the Registrants, other than Canandaigua Brands, Inc., are direct or indirect wholly-owned subsidiaries of Canandaigua Brands, Inc.):

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------

Class A Common Stock, Par Value $.01 Per Share               15,204,261
Class B Common Stock, Par Value $.01 Per Share                3,089,272

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     May 31,       February 29,
                                                      2000             2000
                                                  ------------     ------------
                                                   (unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and cash investments                       $     14,024     $     34,308
  Accounts receivable, net                             334,731          291,108
  Inventories, net                                     601,733          615,700
  Prepaid expenses and other current assets             52,106           54,881
                                                  ------------     ------------
    Total current assets                             1,002,594          995,997
PROPERTY, PLANT AND EQUIPMENT, net                     530,991          542,971
OTHER ASSETS                                           793,515          809,823
                                                  ------------     ------------
  Total assets                                    $  2,327,100     $  2,348,791
                                                  ============     ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $     10,000     $     26,800
  Current maturities of long-term debt                  56,508           53,987
  Accounts payable                                     129,376          122,213
  Accrued excise taxes                                  41,212           30,446
  Other accrued expenses and liabilities               207,052          204,771
                                                  ------------     ------------
    Total current liabilities                          444,148          438,217
                                                  ------------     ------------
LONG-TERM DEBT, less current maturities              1,205,705        1,237,135
                                                  ------------     ------------
DEFERRED INCOME TAXES                                  115,337          116,447
                                                  ------------     ------------
OTHER LIABILITIES                                       32,366           36,152
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at May 31, 2000,
    and February 29, 2000                                 -                -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 18,315,625 shares at May 31,
    2000, and 18,206,662 shares at
    February 29, 2000                                      183              182
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,717,997 shares at May 31,
    2000, and 3,745,560 shares at
    February 29, 2000                                       37               38
  Additional paid-in capital                           250,017          247,949
  Retained earnings                                    376,358          358,456
  Accumulated other comprehensive income-
    Cumulative translation adjustment                  (15,415)          (4,149)
                                                  ------------     ------------
                                                       611,180          602,476
                                                  ------------     ------------
  Less-Treasury stock-
  Class A Common Stock, 3,137,244 shares
    at May 31, 2000, and February 29, 2000,
    at cost                                            (79,429)         (79,429)
  Class B Convertible Common Stock, 625,725
    shares at May 31, 2000, and February 29,
    2000, at cost                                       (2,207)          (2,207)
                                                  ------------     ------------
                                                       (81,636)         (81,636)
                                                  ------------     ------------
    Total stockholders' equity                         529,544          520,840
                                                  ------------     ------------
  Total liabilities and stockholders' equity      $  2,327,100     $  2,348,791
                                                  ============     ============


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                             For the Three Months Ended May 31,
                                             ----------------------------------
                                                  2000                1999
                                             --------------      --------------
                                               (unaudited)         (unaudited)

GROSS SALES                                  $      774,522      $      704,990
  Less - Excise taxes                              (188,942)           (174,821)
                                             --------------      --------------
    Net sales                                       585,580             530,169
COST OF PRODUCT SOLD                               (401,707)           (374,046)
                                             --------------      --------------
    Gross profit                                    183,873             156,123
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       (126,409)           (110,502)
NONRECURRING CHARGES                                   -                 (5,510)
                                             --------------      --------------
    Operating income                                 57,464              40,111
INTEREST EXPENSE, net                               (27,627)            (22,034)
                                             --------------      --------------
    Income before income taxes                       29,837              18,077
PROVISION FOR INCOME TAXES                          (11,935)             (7,231)
                                             --------------      --------------
NET INCOME                                   $       17,902      $       10,846
                                             ==============      ==============

SHARE DATA:
Earnings per common share:
  Basic                                      $         0.98     $          0.60
                                             ==============     ===============
  Diluted                                    $         0.96     $          0.59
                                             ==============     ===============
Weighted average common shares outstanding:
  Basic                                              18,230              17,977
  Diluted                                            18,598              18,447

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                  - 3 -

                                 CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                                   For the Three Months Ended May 31,
                                                                   ----------------------------------
                                                                        2000                1999
                                                                   --------------      --------------
                                                                     (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $       17,902      $       10,846

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation of property, plant and equipment                        11,797               9,399
      Amortization of intangible assets                                     6,549               4,364
      Deferred tax provision                                                3,571                -
      Loss on sale of assets                                                  767                 344
      Amortization of discount on long-term debt                              116                 103
      Stock-based compensation expense                                       -                    763
      Change in operating assets and liabilities,
        net of effects from purchase of business:
          Accounts receivable, net                                        (50,394)            (67,551)
          Inventories, net                                                  8,747              12,819
          Prepaid expenses and other current assets                         2,129               2,885
          Accounts payable                                                 10,603              11,649
          Accrued excise taxes                                             11,462              (8,084)
          Other accrued expenses and liabilities                            1,200              17,969
          Other assets and liabilities, net                                (4,478)             (1,117)
                                                                   --------------      --------------
            Total adjustments                                               2,069             (16,457)
                                                                   --------------      ---------------
            Net cash provided by (used in) operating activities            19,971              (5,611)
                                                                   --------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              (10,265)            (11,321)
  Proceeds from sale of assets                                                317                 715
  Purchase of business                                                       -               (185,500)
                                                                   --------------      --------------
            Net cash used in investing activities                          (9,948)           (196,106)
                                                                   --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                   (133,329)            (16,253)
  Net repayments of notes payable                                         (16,800)            (70,396)
  Payment of issuance costs of long-term debt                              (1,301)             (3,230)
  Proceeds from issuance of long-term debt                                119,400             264,080
  Exercise of employee stock options                                        1,973                 309
                                                                   --------------      --------------
            Net cash (used in) provided by financing activities           (30,057)            174,510
                                                                   --------------      --------------

Effect of exchange rate changes on cash and cash investments                 (250)              1,492
                                                                   --------------      --------------

NET DECREASE IN CASH AND CASH INVESTMENTS                                 (20,284)            (25,715)
CASH AND CASH INVESTMENTS, beginning of period                             34,308              27,645
                                                                   --------------      --------------
CASH AND CASH INVESTMENTS, end of period                           $       14,024      $        1,930
                                                                   ==============      ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired                                  $         -         $      187,160
    Liabilities assumed                                                      -                 (1,660)
                                                                   --------------      --------------
    Cash paid for purchase of business                             $         -         $      185,500
                                                                   ==============      ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CANANDAIGUA BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by Canandaigua Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

     Certain February 29, 2000 balances have been reclassified to conform to current year presentation.

2)   ACQUISITIONS:

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (the "Black Velvet Assets"). In connection with the transaction, the Company also entered into multi-year agreements with affiliates of Diageo plc to provide packaging and distilling services for various brands retained by the Diageo plc affiliates. The purchase price was $183.6 million and was financed by the proceeds from the sale of the Senior Subordinated Notes.

     The Black Velvet Assets acquisition was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $36.0 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Black Velvet Assets acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. ("Franciscan Estates") and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). The purchase price was $212.4 million in cash plus assumed debt, net of cash acquired, of $30.8 million. The purchase price was financed primarily by additional term loan borrowings under the senior credit facility. Also, on June 4, 1999, the Company acquired all of the outstanding capital stock of Simi Winery, Inc. ("Simi") (the "Simi Acquisition"). The cash purchase price was $57.5 million and was financed by revolving loan borrowings under the senior credit facility. The purchases were accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill) for the Franciscan Acquisition and the Simi Acquisition, $118.3 million and $8.3 million, respectively, is being amortized on a straight-line basis over 40 years. The Franciscan Estates and Simi operations are managed together as a separate business segment of the Company ("Franciscan").

The results of operations of Franciscan have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended May 31, 2000 and 1999. The unaudited pro forma results of operations for the three months ended May 31, 1999, gives effect to the acquisitions of the Black Velvet Assets and Franciscan as if they occurred on March 1, 1999. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the three months ended May 31, 1999, reflect total pretax nonrecurring charges of $12.4 million ($0.40 per share on a diluted basis) related to transaction costs, primarily for exercise of stock options, which were incurred by Franciscan Estates prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                             For the Three Months Ended May 31,
                                             ----------------------------------
                                                  2000               1999
                                             ---------------    ---------------
(in thousands, except per share data)
Net sales                                    $       585,580    $       557,533
Income before income taxes                   $        29,837    $         2,911
Net income                                   $        17,902    $         1,746

Earnings per common share:
  Basic                                      $          0.98    $          0.10
                                             ===============    ===============
  Diluted                                    $          0.96    $          0.09
                                             ===============    ===============

Weighted average common shares outstanding:
  Basic                                               18,230             17,977
  Diluted                                             18,598             18,447

3)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                                 May 31,          February 29,
                                                  2000                2000
                                             --------------      --------------
(in thousands)
Raw materials and supplies                   $       30,230      $       29,417
In-process inventories                              379,691             419,558
Finished case goods                                 191,812             166,725
                                             --------------      --------------
                                             $      601,733      $      615,700
                                             ==============      ==============

4)   BORROWINGS:

     SENIOR NOTES -

     In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes.

     In May 2000, the Company issued (pound)80.0 million (approximately $120.0 million) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million (approximately $119.4 million, net of $0.6 million unamortized discount, with an effective rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or approximately $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.2 million ($0.3 million) for the remaining three quarters in 2000, (pound)0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound)0.5 million ($0.7 million) for each quarter in 2003, and (pound)8.5 million ($12.7 million) for each quarter in 2004. (The foregoing U.S. dollar equivalents are as of May 31, 2000.) Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

5)   EARNINGS PER COMMON SHARE:

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

     The computation of basic and diluted earnings per common share is as follows:

                                            For the Three Months Ended May 31,
                                           ------------------------------------
                                                 2000                1999
                                           ----------------    ----------------
(in thousands, except per share data)
Income applicable to common shares         $         17,902    $         10,846
                                           ================    ================

Weighted average common shares
  outstanding - basic                                18,230              17,977
Stock options                                           368                 470
                                           ----------------    ----------------
Weighted average common shares
  outstanding - diluted                              18,598              18,447
                                           ================    ================

EARNINGS PER COMMON SHARE - BASIC          $           0.98    $           0.60
                                           ================    ================
EARNINGS PER COMMON SHARE - DILUTED        $           0.96    $           0.59
                                           ================    ================

     Stock options to purchase 1.6 million and 0.8 million shares of Class A Common Stock at a weighted average price of $52.06 and $51.86 were outstanding during the three months ended May 31, 2000 and 1999, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock.

6)   SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS:

     The following table presents summarized financial information for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes (the "Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark (the "Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary and certain other subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                               Parent         Subsidiary        Subsidiary
                               Company        Guarantors       Nonguarantors      Eliminations     Consolidated
                             -----------     ------------      -------------      ------------     ------------
(in thousands)
Balance Sheet Data:

May 31, 2000
------------
Current assets               $    85,411     $    622,505      $     294,678      $       -        $  1,002,594
Noncurrent assets            $   912,239     $  1,231,122      $     462,795      $ (1,281,650)    $  1,324,506
Current liabilities          $   148,381     $    123,750      $     172,017      $       -        $    444,148
Noncurrent liabilities       $ 1,198,888     $     55,058      $      99,462      $       -        $  1,353,408

February 29, 2000
-----------------
Current assets               $   105,864     $    611,646      $     278,487      $       -        $    995,997
Noncurrent assets            $   913,026     $  1,232,132      $     489,286      $ (1,281,650)    $  1,352,794
Current liabilities          $   150,507     $     84,722      $     202,988      $       -        $    438,217
Noncurrent liabilities       $ 1,230,139     $     97,410      $      62,185      $       -        $  1,389,734

Income Statement Data:

For the Three Months
--------------------
Ended May 31, 2000
------------------
Net sales                    $   134,718     $    344,241      $     178,758      $    (72,137)    $    585,580
Gross profit                 $    40,420     $     93,301      $      50,152      $       -        $    183,873
(Loss) income before
  income taxes               $    (4,541)    $     23,186      $      11,192      $       -        $     29,837
Net (loss) income            $    (2,725)    $     13,912      $       6,715      $       -        $     17,902


For the Three Months
--------------------
Ended May 31, 1999
------------------
Net sales                    $   154,623     $    299,219      $     168,210      $    (91,883)    $    530,169
Gross profit                 $    39,431     $     69,875      $      46,817      $       -        $    156,123
(Loss) income before
  income taxes               $    (5,023)    $     15,537      $       7,563      $       -        $     18,077
Net (loss) income            $    (3,014)    $      9,322      $       4,538      $       -        $     10,846



7)   BUSINESS SEGMENT INFORMATION:

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

     Segment information is as follows:

                                           For the Three Months Ended May 31,
                                           ----------------------------------
                                                2000                1999
                                           --------------      --------------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers                     $      143,330      $      142,641
    Intersegment                                    1,236               1,750
                                           --------------      --------------
    Total Branded                                 144,566             144,391
                                           --------------      --------------
  Other:
    External customers                             14,183              19,130
    Intersegment                                    3,629                  38
                                           --------------      --------------
    Total Other                                    17,812              19,168
                                           --------------      --------------
Net sales                                  $      162,378      $      163,559
Operating profit                           $        7,981      $        5,607
Long-lived assets                          $      190,104      $      192,128
Total assets                               $      590,367      $      623,786
Capital expenditures                       $        2,645      $        5,638
Depreciation and amortization              $        5,868      $        5,536

Barton:
-------
Net sales:
  Beer                                     $      163,134      $      146,611
  Spirits                                          72,546              54,139
                                           --------------      --------------
Net sales                                  $      235,680      $      200,750
Operating profit                           $       38,835      $       31,497
Long-lived assets                          $       77,956      $       79,784
Total assets                               $      716,633      $      709,962
Capital expenditures                       $        1,336      $          916
Depreciation and amortization              $        3,955      $        3,161

Matthew Clark:
--------------
Net sales:
  Branded                                  $       69,615      $       74,375
  Wholesale                                        99,923              92,422
                                           --------------      --------------
Net sales                                  $      169,538      $      166,797
Operating profit                           $       10,374      $        7,330
Long-lived assets                          $      148,103      $      169,393
Total assets                               $      629,030      $      648,222
Capital expenditures                       $        2,409      $        4,656
Depreciation and amortization              $        5,213      $        4,426

                                           For the Three Months Ended May 31,
                                           ----------------------------------
                                                 2000                1999
                                           --------------      --------------
(in thousands)
Franciscan:
-----------
Net sales:
  External customers                       $       21,785      $         -
  Intersegment                                        104                -
                                           --------------      --------------
Net sales                                  $       21,889      $         -
Operating profit                           $        5,416      $         -
Long-lived assets                          $      108,694      $         -
Total assets                               $      361,036      $         -
Capital expenditures                       $        3,780      $         -
Depreciation and amortization              $        2,392      $         -

Corporate Operations and Other:
-------------------------------
Net sales                                  $        1,085      $          885
Operating loss                             $       (5,142)     $       (4,323)
Long-lived assets                          $        6,134      $       16,924
Total assets                               $       30,034      $       24,640
Capital expenditures                       $           95      $          111
Depreciation and amortization              $          918      $          640

Intersegment eliminations:
--------------------------
Net sales                                  $       (4,990)     $       (1,822)

Consolidated:
-------------
Net sales                                  $      585,580      $      530,169
Operating profit                           $       57,464      $       40,111
Long-lived assets                          $      530,991      $      458,229
Total assets                               $    2,327,100      $    2,006,610
Capital expenditures                       $       10,265      $       11,321
Depreciation and amortization              $       18,346      $       13,763

8)   COMPREHENSIVE INCOME:

     Comprehensive   income   consists  of  net  income  and  foreign   currency
translation adjustments for the three months ended May 31, 2000 and 1999. The reconciliation of net income to comprehensive income is as follows:

                                            For the Three Months Ended May 31,
                                            ----------------------------------
                                                 2000                1999
                                            --------------      --------------
(in thousands)
Net income                                  $       17,902      $       10,846
Other comprehensive income:
  Cumulative translation adjustment                (11,266)                850
                                            --------------      --------------
    Total comprehensive income              $        6,636      $       11,696
                                            ==============      ==============

9)   ACCOUNTING PRONOUNCEMENTS:

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

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is required to adopt SFAS No. 138 concurrently with SFAS No. 133. The Company believes the effect of the adoption of these statements on its financial statements will not be material based on the Company's current risk management strategies.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 2000 ("First Quarter 2001"), compared to the three months ended May 31, 1999 ("First Quarter 2000"), and (ii) financial liquidity and capital resources for First Quarter 2001. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 ("Fiscal 2000").

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

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for First Quarter 2001 and First Quarter 2000.

                              First Quarter 2001 Compared to First Quarter 2000
                              -------------------------------------------------
                                                  Net Sales
                              -------------------------------------------------
                                                                 %Increase/
                                     2001             2000       (Decrease)
                                 ------------     ------------   -----------
Canandaigua Wine:
  Branded:
    External customers           $    143,330     $    142,641        0.5 %
    Intersegment                        1,236            1,750      (29.4)%
                                 ------------     ------------
    Total Branded                     144,566          144,391        0.1 %
                                 ------------     ------------
  Other:
    External customers                 14,183           19,130      (25.9)%
    Intersegment                        3,629               38    9,450.0 %
                                 ------------     ------------
    Total Other                        17,812           19,168       (7.1)%
                                 ------------     ------------
Canandaigua Wine net sales       $    162,378     $    163,559       (0.7)%
                                 ------------     ------------
Barton:
  Beer                           $    163,134     $    146,611       11.3 %
  Spirits                              72,546           54,139       34.0 %
                                 ------------     ------------
Barton net sales                 $    235,680     $    200,750       17.4 %
                                 ------------     ------------
Matthew Clark:
  Branded:
    External customers           $     69,594     $     74,375       (6.4)%
    Intersegment                           21             -           N/A
                                 ------------     ------------
    Total Branded                      69,615           74,375       (6.4)%
  Wholesale                            99,923           92,422        8.1 %
                                 ------------     ------------
Matthew Clark net sales          $    169,538     $    166,797        1.6 %
                                 ------------     ------------
Franciscan:
  External customers             $     21,785     $       -           N/A
  Intersegment                            104             -           N/A
                                 ------------     ------------
Franciscan net sales             $     21,889     $       -           N/A
                                 ------------     ------------
Corporate Operations and Other   $      1,085     $        885       22.6 %
                                 ------------     ------------
Intersegment eliminations        $     (4,990)    $     (1,822)     173.9 %
                                 ------------     ------------
Consolidated Net Sales           $    585,580     $    530,169       10.5 %
                                 ============     ============

     Net sales for First Quarter 2001 increased to $585.6 million from $530.2 million for First Quarter 2000, an increase of $55.4 million, or 10.5%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for First Quarter 2001 decreased to $162.4 million from $163.6 million for First Quarter 2000, a decrease of $1.2 million, or (0.7)%. The decline resulted primarily from a decrease in grape juice concentrate sales, while branded wine sales were unchanged against the comparable quarter last year.

     Barton
     ------

     Net sales for Barton for First Quarter 2001 increased to $235.7 million from $200.8 million for First Quarter 2000, an increase of $34.9 million, or 17.4%. This increase resulted primarily from volume growth and selling price increases in the Mexican beer portfolio as well as from an increase of $11.3 million of sales of the newly acquired Canadian whisky brands, which was completed in April 1999.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for First Quarter 2001 increased to $169.5 million from $166.8 million for First Quarter 2000, an increase of $2.7 million, or 1.6%. This increase resulted primarily from increases in Matthew Clark's wholesale business, partially offset by declines in Matthew Clark's branded business.

     Franciscan
     ----------

     Net sales for Franciscan for First Quarter 2001 were $21.9 million.

     GROSS PROFIT

     The Company's gross profit increased to $183.9 million for First Quarter 2001 from $156.1 million for First Quarter 2000, an increase of $27.8 million, or 17.8%. The dollar increase in gross profit was primarily related to sales from the acquisitions of the Black Velvet Assets (completed in April 1999) and Franciscan (completed in June 1999), as well as increased beer sales. As a percent of net sales, gross profit increased to 31.4% for First Quarter 2001 from 29.4% in First Quarter 2000, resulting primarily from sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the acquisitions of the Black Velvet Assets and Franciscan, respectively, and from improved margins resulting from price increases in the Company's imported beer business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $126.4 million for First Quarter 2001 from $110.5 million for First Quarter 2000, an increase of $15.9 million, or 14.4%. The dollar increase in selling, general and administrative expenses resulted primarily from the addition of the Franciscan business and expenses related to the brands acquired in the Black Velvet Assets acquisition. Selling, general and administrative expenses as a percent of net sales increased to 21.6% for First Quarter 2001 as compared to 20.8% for First Quarter 2000. The increase in percent of net sales resulted primarily from the acquisition of Franciscan, as Franciscan's selling, general and administrative expenses as a percent of net sales are typically at the high end of the range of the Company's operating segments' percentages.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in First Quarter 2000 related to the closure of a cider production facility within the Matthew Clark operating segment in the United Kingdom ($2.9 million) and to a management reorganization within the Canandaigua Wine operating segment ($2.6 million). No such charges were incurred in First Quarter 2001.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for First Quarter 2001 and First Quarter 2000.

                               First Quarter 2001 Compared to First Quarter 2000
                               -------------------------------------------------
                                            Operating Profit/(Loss)
                               -------------------------------------------------
                                    2001              2000           %Increase
                               -------------     -------------     -------------
Canandaigua Wine               $       7,981     $       5,607          42.3%
Barton                                38,835            31,497          23.3%
Matthew Clark                         10,374             7,330          41.5%
Franciscan                             5,416              -              N/A
Corporate Operations and Other        (5,142)           (4,323)         19.0%
                               -------------     -------------
Consolidated Operating Profit  $      57,464     $      40,111          43.3%
                               =============     =============

     As a result of the above factors, consolidated operating income increased to $57.5 million for First Quarter 2001 from $40.1 million for First Quarter 2000, an increase of $17.4 million, or 43.3%. Exclusive of the aforementioned $2.6 million in nonrecurring charges, operating income for the Canandaigua Wine operating segment decreased 2.3% in First Quarter 2001 from $8.2 million in First Quarter 2000. Operating income for the Matthew Clark operating segment, excluding the aforementioned nonrecurring charges of $2.9 million, increased 1.0% in the First Quarter 2001 from $10.3 million in the First Quarter 2000.

     INTEREST EXPENSE, NET

     Net interest expense increased to $27.6 million for First Quarter 2001 from $22.0 million for First Quarter 2000, an increase of $5.6 million, or 25.4%. The increase resulted primarily from additional interest expense associated with borrowings related to the acquisition of Franciscan.

     NET INCOME

     As a result of the above factors, net income increased to $17.9 million for First Quarter 2001 from $10.8 million for First Quarter 2000, an increase of $7.1 million, or 65.1%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for First Quarter 2001 were $75.8 million, an increase of $21.9 million over EBITDA of $53.9 million for First Quarter 2000. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

FIRST QUARTER 2001 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for First Quarter 2001 was $20.0 million, which resulted from $40.7 million in net income adjusted for noncash items, less $20.7 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from an increase in accounts receivable as a result of a seasonal increase in sales, partially offset by an increase in accounts payable and an increase in accrued excise taxes resulting from the increase in sales.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for First Quarter 2001 was $9.9 million, which resulted primarily from capital expenditures of $10.3 million.

     Net cash used in financing activities for First Quarter 2001 was $30.1 million resulting primarily from principal payments of $133.3 million and repayment of $16.8 million of net revolving loan borrowings. These amounts were partially offset by net proceeds of $118.2 million from the issuance of (pound)80.0 million of 8 1/2% Sterling Series C Senior Notes used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility.

DEBT

     Total debt outstanding as of May 31, 2000, amounted to $1,272.2 million, a decrease of $45.7 million from February 29, 2000. The ratio of total debt to total capitalization decreased to 70.6% as of May 31, 2000, from 71.7% as of February 29, 2000.

     SENIOR CREDIT FACILITY

     As of May 31, 2000, under its senior credit facility, the Company had outstanding term loans of $427.7 million bearing a weighted average interest rate of 8.3%, $10.0 million of revolving loans bearing interest at 8.6%, undrawn revolving letters of credit of $10.5 million, and $279.5 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of May 31, 2000, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes.

     In May 2000, the Company issued (pound)80.0 million (approximately $120.0 million) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million (approximately $119.4 million, net of $0.6 million unamortized discount, with an effective rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or approximately $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. After this repayment, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.2 million ($0.3 million) for the remaining three quarters in 2000, (pound)0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound)0.5 million ($0.7 million) for each quarter in 2003, and (pound)8.5 million ($12.7 million) for each quarter in 2004. (The foregoing U.S. dollar equivalents are as of May 31, 2000.) Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     SENIOR SUBORDINATED NOTES

     As of May 31, 2000, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Original Notes"). The Original Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of May 31, 2000, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002.

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

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is required to adopt SFAS No. 138 concurrently with SFAS No. 133. The Company believes the effect of the adoption of these statements on its financial statements will not be material based on the Company's current risk management strategies.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

     Information about market risks for the three months ended May 31, 2000, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

     (a)  See Index to Exhibits located on Page 25 of this Report.

     (b) The following Report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended May 31, 2000:

          Form 8-K dated April 11, 2000. This Form 8-K reported information under Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets for the fiscal years ended February 29, 2000 and February 28, 1999; (ii) the Company's Condensed Consolidated Statements of Income for the three months ended February 29, 2000 and February 28, 1999; and (iii) the Company's Condensed Consolidated Statements of Income for the twelve months ended February 29, 2000 and February 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANANDAIGUA BRANDS, INC.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President,
                                           Corporate Reporting and Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)



                                  SUBSIDIARIES

                                        BATAVIA WINE CELLARS, INC.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        CANANDAIGUA LIMITED

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Authorized Officer

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Finance Director
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        POLYPHENOLICS, INC.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        ROBERTS TRADING CORP.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)

                                        CANANDAIGUA B.V.

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Chief Financial
                                           Officer (On behalf of the Registrant
                                           and Principal Financial Officer
                                           and Principal Accounting Officer)


                                        FRANCISCAN VINEYARDS, INC.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        ALLBERRY, INC.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        CLOUD PEAK CORPORATION

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)

                                        M.J. LEWIS CORP.

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        MT. VEEDER CORPORATION

Dated:  July 13, 2000                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        BARTON INCORPORATED

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President and
                                           Chief Executive Officer

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON BRANDS, LTD.

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, Executive Vice
                                           President

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                        BARTON BEERS, LTD.

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, Executive Vice
                                           President

Dated:  July 13, 2000                   By:/s/ Thomas S.  Summer
                                           -------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON BRANDS OF GEORGIA, INC.

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON CANADA, LTD.

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                        BARTON DISTILLERS IMPORT CORP.

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON FINANCIAL CORPORATION

Dated:  July 13, 2000                   By:/s/ Troy J. Christensen
                                           -------------------------------------
                                           Troy J. Christensen, President and
                                           Secretary

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, Executive Vice
                                           President

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        MONARCH IMPORT COMPANY

Dated:  July 13, 2000                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 13, 2000                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

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

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Supplemental Indenture No. 4, dated as of May 15, 2000 by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

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