Form 10-Q
period 2000-08-31
CONSTELLATION BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 2000-10-13
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2000
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ------------------

                          Commission File Number 0-7570

   Delaware              CONSTELLATION BRANDS, INC.              16-0716709
                             and its subsidiaries:
   New York              Batavia Wine Cellars, Inc.              16-1222994
   New York              Canandaigua Wine Company, Inc.          16-1462887
   New York              Canandaigua Europe Limited              16-1195581
   England and Wales     Canandaigua Limited                     98-0198402
   New York              Polyphenolics, Inc.                     16-1546354
   New York              Roberts Trading Corp.                   16-0865491
   Netherlands           Canandaigua B.V.                        98-0205132
   Delaware              Franciscan Vineyards, Inc.              94-2602962
   California            Allberry, Inc.                          68-0324763
   California            Cloud Peak Corporation                  68-0324762
   California            M.J. Lewis Corp.                        94-3065450
   California            Mt. Veeder Corporation                  94-2862667
   Delaware              Barton Incorporated                     36-3500366
   Delaware              Barton Brands, Ltd.                     36-3185921
   Maryland              Barton Beers, Ltd.                      36-2855879
   Connecticut           Barton Brands of California, Inc.       06-1048198
   Georgia               Barton Brands of Georgia, Inc.          58-1215938
   Illinois              Barton Canada, Ltd.                     36-4283446
   New York              Barton Distillers Import Corp.          13-1794441
   Delaware              Barton Financial Corporation            51-0311795
   Wisconsin             Stevens Point Beverage Co.              39-0638900
   Illinois              Monarch Import Company                  36-3539106
(State or other         (Exact name of registrant as        (I.R.S. Employer
 jurisdiction of         specified in its charter)           Identification No.)
 incorporation or
 organization)


             300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK   14450
             -------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

                                 (716) 218-2169
             -------------------------------------------------------
              (Registrants' telephone number, including area code)


             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2000, is set forth below (all of the Registrants, other than Constellation Brands, Inc., are direct or indirect wholly-owned subsidiaries of Constellation Brands, Inc.):

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------

Class A Common Stock, Par Value $.01 Per Share               15,276,809
Class B Common Stock, Par Value $.01 Per Share                3,088,572

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                   August 31,      February 29,
                                                      2000             2000
                                                  ------------     ------------
                                                  (unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and cash investments                       $      4,150     $     34,308
  Accounts receivable, net                             358,297          291,108
  Inventories, net                                     604,346          615,700
  Prepaid expenses and other current assets             64,723           54,881
                                                  ------------     ------------
    Total current assets                             1,031,516          995,997
PROPERTY, PLANT AND EQUIPMENT, net                     530,069          542,971
OTHER ASSETS                                           778,474          809,823
                                                  ------------     ------------
  Total assets                                    $  2,340,059     $  2,348,791
                                                  ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $     43,300     $     26,800
  Current maturities of long-term debt                  20,775           53,987
  Accounts payable                                     137,717          122,213
  Accrued excise taxes                                  43,530           30,446
  Other accrued expenses and liabilities               250,964          204,771
                                                  ------------     ------------
    Total current liabilities                          496,286          438,217
                                                  ------------     ------------
LONG-TERM DEBT, less current maturities              1,144,984        1,237,135
                                                  ------------     ------------
DEFERRED INCOME TAXES                                  116,918          116,447
                                                  ------------     ------------
OTHER LIABILITIES                                       31,836           36,152
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at August 31, 2000,
    and February 29, 2000                                 -                -
  Class A Common Stock, $.01 par value-
    Authorized,  120,000,000  shares;
    Issued, 18,378,475 shares at
    August 31, 2000, and 18,206,662
    shares at February 29, 2000                            184              182
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,714,297 shares at
    August 31, 2000, and 3,745,560 shares
    at February 29, 2000                                    37               38
  Additional paid-in capital                           252,168          247,949
  Retained earnings                                    402,468          358,456
  Accumulated other comprehensive income-
    Cumulative translation adjustment                  (23,262)          (4,149)
                                                  ------------     ------------
                                                       631,595          602,476
                                                  ------------     ------------
  Less-Treasury stock-
  Class A Common Stock, 3,119,112 shares
    at August 31, 2000, and 3,137,244 shares
    at February 29, 2000, at cost                      (79,353)         (79,429)
  Class B Convertible Common Stock, 625,725
    shares at August 31, 2000, and
    February 29, 2000, at cost                          (2,207)          (2,207)
                                                  ------------     ------------
                                                       (81,560)         (81,636)
                                                  ------------     ------------
    Total stockholders' equity                         550,035          520,840
                                                  ------------     ------------
  Total liabilities and stockholders' equity      $  2,340,059     $  2,348,791
                                                  ============     ============


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                               - 2 -

                                           CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                              (in thousands, except per share data)
                                                  For the Six Months Ended August 31,      For the Three Months Ended August 31,
                                                  -----------------------------------      -------------------------------------
                                                       2000                 1999                2000                   1999
                                                  --------------       --------------      --------------         --------------
                                                    (unaudited)          (unaudited)         (unaudited)            (unaudited)
GROSS SALES                                       $    1,603,190       $    1,519,834      $      828,668         $      814,845
  Less - Excise taxes                                   (380,120)            (368,085)           (191,178)              (193,265)
                                                  --------------       --------------      --------------         --------------
    Net sales                                          1,223,070            1,151,749             637,490                621,580
COST OF PRODUCT SOLD                                    (838,558)            (806,499)           (436,851)              (432,452)
                                                  --------------       --------------      --------------         --------------
    Gross profit                                         384,512              345,250             200,639                189,128
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                              (256,344)            (235,821)           (129,935)              (125,320)
NONRECURRING CHARGES                                        -                  (5,510)               -                      -
                                                  --------------       --------------      --------------         --------------
    Operating income                                     128,168              103,919              70,704                 63,808
INTEREST EXPENSE, net                                    (54,814)             (50,675)            (27,187)               (28,640)
                                                  --------------       --------------      --------------         --------------
    Income before income taxes                            73,354               53,244              43,517                 35,168
PROVISION FOR INCOME TAXES                               (29,342)             (21,297)            (17,407)               (14,067)
                                                  --------------       --------------      --------------         --------------
NET INCOME                                        $       44,012       $       31,947      $       26,110         $       21,101
                                                  ==============       ==============      ==============         ==============


SHARE DATA:
Earnings per common share:
  Basic                                           $         2.41       $         1.78      $         1.43         $         1.17
                                                  ==============       ==============      ==============         ==============
  Diluted                                         $         2.36       $         1.73      $         1.40         $         1.14
                                                  ==============       ==============      ==============         ==============
Weighted average common shares outstanding:
  Basic                                                   18,265               17,994              18,300                 18,010
  Diluted                                                 18,621               18,459              18,664                 18,499

            The  accompanying  notes to consolidated  financial  statements are an integral part of these statements.

                                           - 3 -

                        CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                                                  For the Six Months Ended August 31,
                                                                  -----------------------------------
                                                                      2000                   1999
                                                                  ------------           ------------
                                                                   (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     44,012           $     31,947

  Adjustments  to  reconcile  net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                     23,240                 23,733
      Amortization of intangible assets                                 12,825                 10,410
      Loss (gain) on sale of assets                                      1,513                 (1,486)
      Amortization of discount on long-term debt                           241                    208
      Deferred tax benefit                                                -                    (1,697)
      Stock-based compensation expense                                    -                       769
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                     (77,926)               (64,766)
          Inventories, net                                               4,575                 20,585
          Prepaid expenses and other current assets                    (10,177)               (12,559)
          Accounts payable                                              20,655                  9,383
          Accrued excise taxes                                          14,286                 (8,076)
          Other accrued expenses and liabilities                        48,542                 48,417
          Other assets and liabilities, net                             (3,813)                 2,230
                                                                  ------------           ------------
            Total adjustments                                           33,961                 27,151
                                                                  ------------           ------------
            Net cash provided by operating activities                   77,973                 59,098
                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (25,249)               (30,759)
  Proceeds from sale of assets                                             912                  1,071
  Purchases of businesses, net of cash acquired                           -                  (452,491)
                                                                  ------------           ------------
            Net cash used in investing activities                      (24,337)              (482,179)
                                                                  ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                (220,509)              (242,529)
  Payment of issuance costs of long-term debt                           (1,547)               (10,751)
  Proceeds from issuance of long-term debt, net of discount            119,400                664,080
  Net proceeds from (repayments of) notes payable                       18,212                (12,676)
  Exercise of employee stock options                                     3,178                  1,194
  Proceeds from employee stock purchases                                   761                    601
                                                                  ------------           ------------
            Net cash (used in) provided by financing activities        (80,505)               399,919
                                                                  ------------           ------------

Effect of exchange rate changes on cash and cash investments            (3,289)                  (143)
                                                                  ------------           ------------

NET DECREASE IN CASH AND CASH INVESTMENTS                              (30,158)               (23,305)
CASH AND CASH INVESTMENTS, beginning of period                          34,308                 27,645
                                                                  ------------           ------------
CASH AND CASH INVESTMENTS, end of period                          $      4,150           $      4,340
                                                                  ============           ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired        $       -              $    554,235
    Liabilities assumed                                                   -                   (99,255)
                                                                  ------------           ------------
    Cash paid                                                             -                   454,980
    Less - cash acquired                                                  -                    (2,489)
                                                                  ------------           ------------
    Net cash paid for purchases of businesses                     $       -              $    452,491
                                                                  ============           ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

1)   MANAGEMENT'S REPRESENTATIONS:

     The condensed consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

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

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. ("Franciscan Estates") and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). The purchase price was $212.4 million in cash plus assumed debt, net of cash acquired, of $30.8 million. The purchase price was financed primarily by additional term loan borrowings under the senior credit facility. Also, on June 4, 1999, the Company acquired all of the outstanding capital stock of Simi Winery, Inc. ("Simi") (the "Simi Acquisition"). The cash purchase price was $57.5 million and was financed by revolving loan borrowings under the senior credit facility. The purchases were accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill) for the Franciscan Acquisition and the Simi Acquisition, $94.5 million and $5.8 million, respectively, is being amortized on a straight-line basis over 40 years. The Franciscan Estates and Simi operations are managed together as a separate business segment of the Company ("Franciscan").

The results of operations of Franciscan have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the six months ended August 31, 2000 and 1999, respectively. The unaudited pro forma results of operations for the six months ended August 31, 1999, gives effect to the acquisitions of the Black Velvet Assets and Franciscan as if they occurred on March 1, 1999. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the six months ended August 31, 1999, reflect total pretax nonrecurring charges of $12.4 million ($0.40 per share on a diluted basis) related to transaction costs, primarily for exercise of stock options, which were incurred by Franciscan Estates prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                             For the Six Months Ended August 31,
                                             -----------------------------------
                                                  2000                 1999
                                             --------------       --------------
(in thousands, except per share data)
Net sales                                    $    1,223,070       $    1,179,113
Income before income taxes                   $       73,354       $       38,078
Net income                                   $       44,012       $       22,847

Earnings per common share:
  Basic                                      $         2.41       $         1.27
                                             ==============       ==============
  Diluted                                    $         2.36       $         1.24
                                             ==============       ==============

Weighted average common shares outstanding:
  Basic                                              18,265               17,994
  Diluted                                            18,621               18,459

3)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                              August 31,            February 29,
                                                 2000                   2000
                                             ------------           ------------
(in thousands)
Raw materials and supplies                   $     31,713           $     29,417
In-process inventories                            363,615                419,558
Finished case goods                               209,018                166,725
                                             ------------           ------------
                                             $    604,346           $    615,700
                                             ============           ============

4)   BORROWINGS:

     SENIOR NOTES -

     In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes.

     In May 2000, the Company issued (pound)80.0 million (approximately $115.8 million) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million (approximately $115.2 million, net of $0.6 million unamortized discount, with an effective rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or approximately $114.0 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

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

     The computation of basic and diluted earnings per common share is as follows:

                                               For the Six Months           For the Three Months
                                                Ended August 31,              Ended August 31,
                                            ------------------------      ------------------------
                                               2000          1999            2000          1999
                                            ----------    ----------      ----------    ----------
(in thousands, except per share data)
Income applicable to common shares          $   44,012    $   31,947      $   26,110    $   21,101
                                            ==========    ==========      ==========    ==========

Weighted average common shares
  outstanding - basic                           18,265        17,994          18,300        18,010
Stock options                                      356           465             364           489
                                            ----------    ----------      ----------    ----------
Weighted average common shares
  outstanding - diluted                         18,621        18,459          18,664        18,499
                                            ==========    ==========      ==========    ==========

EARNINGS PER COMMON SHARE - BASIC           $     2.41    $     1.78      $     1.43    $     1.17
                                            ==========    ==========      ==========    ==========
EARNINGS PER COMMON SHARE - DILUTED         $     2.36    $     1.73      $     1.40    $     1.14
                                            ==========    ==========      ==========    ==========

     Stock options to purchase 1.7 million and 0.4 million shares of Class A Common Stock at a weighted average price of $52.28 and $52.05 were outstanding during the six months ended August 31, 2000 and 1999, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods. Stock options to purchase 1.7 million and 8 thousand shares of Class A Common Stock at a weighted average price of $52.28 and $54.83 were outstanding during the three months ended August 31, 2000 and 1999, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

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

                                 Parent        Subsidiary       Subsidiary
                                Company        Guarantors      Nonguarantors     Eliminations     Consolidated
                              ------------    ------------     -------------     ------------     ------------
(in thousands)
Balance Sheet Data:

August 31, 2000
---------------
Current assets                $     96,069    $    652,962     $     282,485     $       -        $  1,031,516
Noncurrent assets             $    911,499    $  1,232,441     $     446,253     $ (1,281,650)    $  1,308,543
Current liabilities           $    201,362    $    121,698     $     173,226     $       -        $    496,286
Noncurrent liabilities        $  1,138,369    $    107,524     $      47,845     $       -        $  1,293,738

February 29, 2000
-----------------
Current assets                $    105,864    $    611,646     $     278,487     $       -        $    995,997
Noncurrent assets             $    913,026    $  1,232,132     $     489,286     $ (1,281,650)    $  1,352,794
Current liabilities           $    150,507    $    134,677     $     153,033     $       -        $    438,217
Noncurrent liabilities        $  1,230,139    $     97,410     $      62,185     $       -        $  1,389,734

Income Statement Data:

For the Six Months
------------------
Ended August 31, 2000
---------------------
Net sales                     $    268,630    $    726,599     $     371,243     $   (143,402)    $  1,223,070
Gross profit                  $     78,102    $    197,291     $     109,119     $       -        $    384,512
(Loss) income before
  income taxes                $    (10,274)   $     54,826     $      28,802     $       -        $     73,354
Net (loss) income             $     (6,164)   $     31,014     $      19,162     $       -        $     44,012


For the Six Months
------------------
Ended August 31, 1999
---------------------
Net sales                     $    276,053    $    694,858     $     356,468     $   (175,630)    $  1,151,749
Gross profit                  $     89,328    $    153,379     $     102,543     $       -        $    345,250
Income before
  income taxes                $      6,592    $     26,624     $      20,028     $       -        $     53,244
Net income                    $      3,955    $     15,974     $      12,018     $       -        $     31,947


For the Three Months
---------------------
Ended August 31, 2000
---------------------
Net sales                     $    133,912    $    382,358     $     192,485     $    (71,265)    $    637,490
Gross profit                  $     37,682    $    103,990     $      58,967     $       -        $    200,639
(Loss) income before
  income taxes                $     (5,733)   $     31,640     $      17,610     $       -        $     43,517
Net (loss) income             $     (3,439)   $     17,102     $      12,447     $       -        $     26,110

For the Three Months
--------------------
Ended August 31, 1999
---------------------
Net sales                     $    121,430    $    395,639     $     188,258     $    (83,747)    $    621,580
Gross profit                  $     49,898    $     83,504     $      55,726     $       -        $    189,128
Income before
  income taxes                $     11,616    $     11,086     $      12,466     $       -        $     35,168
Net income                    $      6,969    $      6,652     $       7,480     $       -        $     21,101

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

     Segment information is as follows:

                                               For the Six Months             For the Three Months
                                                Ended August 31,                Ended August 31,
                                           ---------------------------    ----------------------------
                                               2000           1999            2000            1999
                                           ------------   ------------    ------------    ------------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers                     $    290,706   $    292,182    $    147,376    $    149,540
    Intersegment                                  3,132          2,989           1,896           1,239
                                           ------------   ------------     -----------     -----------
    Total Branded                               293,838        295,171         149,272         150,779
                                           ------------   ------------     -----------     -----------
  Other:
    External customers                           28,243         38,579          14,060          19,449
    Intersegment                                  8,355             37           4,726            -
                                           ------------   ------------     -----------     -----------
    Total Other                                  36,598         38,616          18,786          19,449
                                           ------------   ------------     -----------     -----------
Net sales                                  $    330,436   $    333,787    $    168,058    $    170,228
Operating profit                           $     18,396   $     16,019    $     10,415    $     10,412
Long-lived assets                          $    189,758   $    194,114    $    189,758    $    194,114
Total assets                               $    593,560   $    597,832    $    593,560    $    597,832
Capital expenditures                       $      7,665   $     12,708    $      5,020    $      7,070
Depreciation and amortization              $     11,734   $     11,649    $      5,866    $      6,113

Barton:
-------
Net sales:
  Beer                                     $    375,293   $    323,806    $    212,159    $    177,195
  Spirits                                       145,107        127,149          72,561          73,010
                                           ------------   ------------     -----------     -----------
Net sales                                  $    520,400   $    450,955    $    284,720    $    250,205
Operating profit                           $     89,448   $     73,459    $     50,613    $     41,962
Long-lived assets                          $     78,271   $     76,849    $     78,271    $     76,849
Total assets                               $    749,585   $    714,677    $    749,585    $    714,677
Capital expenditures                       $      2,986   $      2,668    $      1,650    $      1,752
Depreciation and amortization              $      7,904   $      6,398    $      3,949    $      3,237

Matthew Clark:
--------------
Net sales:
  Branded:
    External customers                     $    145,486   $    155,254    $     75,892    $     80,879
    Intersegment                                    497           -                476            -
                                           ------------   ------------     -----------     -----------
    Total Branded                               145,983        155,254          76,368          80,879
  Wholesale                                     193,233        194,753          93,310         102,331
                                           ------------   ------------     -----------     -----------
Net sales                                  $    339,216   $    350,007    $    169,678    $    183,210
Operating profit                           $     22,596   $     19,310    $     12,222    $     11,980
Long-lived assets                          $    141,830   $    170,703    $    141,830    $    170,703
Total assets                               $    599,396   $    678,498    $    599,396    $    678,498
Capital expenditures                       $      6,101   $     11,115    $      3,692    $      6,459
Depreciation and amortization              $     10,037   $     12,816    $      4,824    $      8,390

                                                 - 9 -
                                               For the Six Months             For the Three Months
                                                Ended August 31,                Ended August 31,
                                           ---------------------------    ----------------------------
                                               2000           1999            2000            1999
                                           ------------   ------------    ------------    ------------
Franciscan:
-----------
Net sales:
  External customers                       $     43,144   $     17,137    $     21,359    $     17,137
  Intersegment                                      138           -                 34            -
                                           ------------   ------------     -----------     -----------
Net sales                                  $     43,282   $     17,137    $     21,393    $     17,137
Operating profit                           $      9,658   $      1,571    $      4,242    $      1,571
Long-lived assets                          $    114,230   $     94,716    $    114,230    $     94,716
Total assets                               $    369,087   $    352,790    $    369,087    $    352,790
Capital expenditures                       $      8,333   $      3,720    $      4,553    $      3,720
Depreciation and amortization              $      4,530   $      1,809    $      2,138    $      1,809

Corporate Operations and Other:
-------------------------------
Net sales                                  $      1,859   $      2,889    $        774    $      2,004
Operating loss                             $    (11,930)  $     (6,440)   $     (6,788)   $     (2,117)
Long-lived assets                          $      5,980   $     17,060    $      5,980    $     17,060
Total assets                               $     28,431   $     36,491    $     28,431    $     36,491
Capital expenditures                       $        164   $        548    $         69    $        437
Depreciation and amortization              $      1,860   $      1,471    $        942    $        831

Intersegment eliminations:
--------------------------
Net sales                                  $    (12,123)  $     (3,026)   $     (7,133)   $     (1,204)

Consolidated:
-------------
Net sales                                  $  1,223,070   $  1,151,749    $    637,490    $    621,580
Operating profit                           $    128,168   $    103,919    $     70,704    $     63,808
Long-lived assets                          $    530,069   $    553,442    $    530,069    $    553,442
Total assets                               $  2,340,059   $  2,380,288    $  2,340,059    $  2,380,288
Capital expenditures                       $     25,249   $     30,759    $     14,984    $     19,438
Depreciation and amortization              $     36,065   $     34,143    $     17,719    $     20,380

8)   COMPREHENSIVE INCOME:

     Comprehensive income consists of net income and foreign currency translation adjustments for the six months and three months ended August 31, 2000 and 1999. The reconciliation of net income to comprehensive income is as follows:

                                                For the Six Months              For the Three Months
                                                 Ended August 31,                 Ended August 31,
                                           ----------------------------    ------------------------------
                                               2000            1999            2000              1999
                                           ------------    ------------    ------------      ------------
(in thousands)
Net income                                 $     44,012    $     31,947    $     26,110      $     21,101
Other comprehensive income:
  Cumulative translation adjustment             (19,113)           (734)         (7,847)           (1,584)
                                           ------------    ------------    ------------      ------------
    Total comprehensive income             $     24,899    $     31,213    $     18,263      $     19,517
                                           ============    ============    ============      ============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 2000 ("Second Quarter 2001"), compared to the three months ended August 31, 1999 ("Second Quarter 2000"), and for the six months ended August 31, 2000 ("Six Months 2001"), compared to the six months ended August 31, 1999 ("Six Months 2000"), and (ii) financial liquidity and capital resources for Six Months 2001. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 ("Fiscal 2000").

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

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Second Quarter 2001 and Second Quarter 2000.

                             Second Quarter 2001 Compared to Second Quarter 2000
                             ---------------------------------------------------
                                                 Net Sales
                             ---------------------------------------------------
                                                                 %Increase/
                                    2001            2000         (Decrease)
                                 ----------      ----------      ----------
Canandaigua Wine:
  Branded:
    External customers           $  147,376      $  149,540        (1.4)%
    Intersegment                      1,896           1,239        53.0 %
                                 ----------      ----------
    Total Branded                   149,272         150,779        (1.0)%
                                 ----------      ----------
  Other:
    External customers               14,060          19,449       (27.7)%
    Intersegment                      4,726            -            N/A
                                 ----------      ----------
    Total Other                      18,786          19,449        (3.4)%
                                 ----------      ----------
Canandaigua Wine net sales       $  168,058      $  170,228        (1.3)%
                                 ----------      ----------
Barton:
  Beer                           $  212,159      $  177,195        19.7 %
  Spirits                            72,561          73,010        (0.6)%
                                 ----------      ----------
Barton net sales                 $  284,720      $  250,205        13.8 %
                                 ----------      ----------
Matthew Clark:
  Branded:
    External customers           $   75,892      $   80,879        (6.2)%
    Intersegment                        476            -            N/A
                                 ----------      ----------
    Total Branded                    76,368          80,879        (5.6)%
  Wholesale                          93,310         102,331        (8.8)%
                                 ----------      ----------
Matthew Clark net sales          $  169,678      $  183,210        (7.4)%
                                 ----------      ----------
Franciscan:
  External customers             $   21,359      $   17,137        24.6 %
  Intersegment                           34            -            N/A
                                 ----------      ----------
Franciscan net sales             $   21,393      $   17,137        24.8 %
                                 ----------      ----------
Corporate Operations and Other   $      774      $    2,004       (61.4)%
                                 ----------      ----------
Intersegment eliminations        $   (7,133)     $   (1,204)      492.4 %
                                 ----------      ----------
Consolidated Net Sales           $  637,490      $  621,580         2.6 %
                                 ==========      ==========

     Net sales for Second Quarter 2001 increased to $637.5 million from $621.6 million for Second Quarter 2000, an increase of $15.9 million, or 2.6%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Second Quarter 2001 decreased to $168.1 million from $170.2 million for Second Quarter 2000, a decrease of $2.2 million, or (1.3)%. The decline resulted primarily from a decrease in grape juice concentrate sales and a decrease in international sales.

     Barton
     ------

     Net sales for Barton for Second Quarter 2001 increased to $284.7 million from $250.2 million for Second Quarter 2000, an increase of $34.5 million, or 13.8%. This increase resulted primarily from volume growth and selling price increases in the Mexican beer portfolio. Spirits sales decreased slightly due to the loss of contract production sales. Excluding contract production, spirits sales increased 4.8%, primarily as a result of price increases on tequila products.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Second Quarter 2001 decreased to $169.7 million from $183.2 million for Second Quarter 2000, a decrease of $13.5 million, or (7.4)%. This decrease resulted primarily from an adverse foreign currency impact of $10.3 million and a decrease in draft cider sales, partially offset by growth in wine and packaged cider.

     Franciscan
     ----------

     Net sales for Franciscan for Second Quarter 2001 increased to $21.4 million from $17.1 million for Second Quarter 2000, an increase of $4.3 million, or 24.8%. This increase resulted primarily from selling price increases and volume growth.

     GROSS PROFIT

     The Company's gross profit increased to $200.6 million for Second Quarter 2001 from $189.1 million for Second Quarter 2000, an increase of $11.5 million, or 6.1%. The dollar increase in gross profit was primarily related to the volume growth and selling price increases in the Company's imported beer business and the Franciscan fine wine portfolio. As a percent of net sales, gross profit increased to 31.5% for Second Quarter 2001 from 30.4% in Second Quarter 2000, resulting primarily from price increases in the Company's imported beer business and the Franciscan fine wine portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $129.9 million for Second Quarter 2001 from $125.3 million for Second Quarter 2000, an increase of $4.6 million, or 3.7%. The dollar increase in selling, general and administrative expenses resulted primarily from an increase in expenses in Corporate Operations. Selling, general and administrative expenses as a percent of net sales increased to 20.4% for Second Quarter 2001 as compared to 20.2% for Second Quarter 2000. The increase in percent of net sales resulted primarily from the increase in expenses in Corporate Operations.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Second Quarter 2001 and Second Quarter 2000.

                             Second Quarter 2001 Compared to Second Quarter 2000
                             ---------------------------------------------------
                                           Operating Profit/(Loss)
                             ---------------------------------------------------
                                      2001          2000        %Increase
                                   ----------    ----------     ---------
Canandaigua Wine                   $   10,415    $   10,412         0.0%
Barton                                 50,613        41,962        20.6%
Matthew Clark                          12,222        11,980         2.0%
Franciscan                              4,242         1,571       170.0%
Corporate Operations and Other         (6,788)       (2,117)      220.6%
                                   ----------    ----------
Consolidated Operating Profit      $   70,704    $   63,808        10.8%
                                   ==========    ==========

     As a result of the above factors, consolidated operating income increased to $70.7 million for Second Quarter 2001 from $63.8 million for Second Quarter 2000, an increase of $6.9 million, or 10.8%.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $27.2 million for Second Quarter 2001 from $28.6 million for Second Quarter 2000, a decrease of $1.5 million, or (5.1)%. The decrease resulted primarily from a decrease in average borrowings which was partially offset by an increase in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $26.1 million for Second Quarter 2001 from $21.1 million for Second Quarter 2000, an increase of $5.0 million, or 23.7%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Second Quarter 2001 were $88.4 million, an increase of $4.2 million over EBITDA of $84.2 million for Second Quarter 2000. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS 2001 COMPARED TO SIX MONTHS 2000

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Six Months 2001 and Six Months 2000.

                                     Six Months 2001 Compared to Six Months 2000
                                     -------------------------------------------
                                                     Net Sales
                                     -------------------------------------------
                                                                     % Increase/
                                        2001            2000          (Decrease)
                                     ----------      ----------      -----------
Canandaigua Wine:
  Branded:
    External customers               $  290,706      $  292,182         (0.5)%
    Intersegment                          3,132           2,989          4.8 %
                                     ----------      ----------
    Total Branded                       293,838         295,171         (0.5)%
                                     ----------      ----------
  Other:
    External customers                   28,243          38,579        (26.8)%
    Intersegment                          8,355              37     22,481.1 %
                                     ----------      ----------
    Total Other                          36,598          38,616         (5.2)%
                                     ----------      ----------
Canandaigua Wine net sales           $  330,436      $  333,787         (1.0)%
                                     ----------      ----------
Barton:
  Beer                               $  375,293      $  323,806         15.9 %
  Spirits                               145,107         127,149         14.1 %
                                     ----------      ----------
Barton net sales                     $  520,400      $  450,955         15.4 %
                                     ----------      ----------
Matthew Clark:
  Branded:
    External customers               $  145,486      $  155,254         (6.3)%
    Intersegment                            497            -             N/A
                                     ----------      ----------
    Total Branded                       145,983         155,254         (6.0)%
  Wholesale                             193,233         194,753         (0.8)%
                                     ----------      ----------
Matthew Clark net sales              $  339,216      $  350,007         (3.1)%
                                     ----------      ----------
Franciscan:
  External customers                 $   43,144      $   17,137        151.8 %
  Intersegment                              138            -             N/A
                                     ----------      ----------
Franciscan net sales                 $   43,282      $   17,137        152.6 %
                                     ----------      ----------
Corporate Operations and Other       $    1,859      $    2,889        (35.7)%
                                     ----------      ----------
Intersegment eliminations            $  (12,123)     $   (3,026)       300.6 %
                                     ----------      ----------
Consolidated Net Sales               $1,223,070      $1,151,749          6.2 %
                                     ==========      ==========

     Net sales for Six Months 2001 increased to $1,223.1 million from $1,151.7 million for Six Months 2000, an increase of $71.3 million, or 6.2%.

     Canandaigua Wine
     ----------------

         Net sales for Canandaigua Wine for Six Months 2001 decreased to $330.4 million from $333.8 million for Six Months 2000, a decrease of $3.4 million, or (1.0)%. The decline resulted primarily from a decrease in grape juice concentrate sales, while branded wine sales were virtually unchanged against the comparable period last year.

     Barton
     ------

     Net sales for Barton for Six Months 2001 increased to $520.4 million from $451.0 million for Six Months 2000, an increase of $69.4 million, or 15.4%. This increase resulted primarily from volume growth and selling price increases in the Mexican beer portfolio as well as from the inclusion of $11.3 million of incremental net sales during the first quarter of fiscal 2001 from the Canadian whisky brands acquired as part of the Black Velvet Assets acquisition, which was completed in April 1999.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Six Months 2001 decreased to $339.2 million from $350.0 million for Six Months 2000, a decrease of $10.8 million, or (3.1)%. This decrease resulted primarily from an adverse foreign currency impact of $16.8 million and a decrease in draft cider sales, partially offset by growth in wine, packaged cider and wholesale sales.

     Franciscan
     ----------

     Net sales for Franciscan for Six Months 2001 increased to $43.3 million from $17.1 million for Six Months 2000, an increase of $26.1 million, or 152.6%. As the acquisition of Franciscan was completed in June 1999, this increase resulted primarily from the inclusion of $21.9 million of net sales from the first quarter of fiscal 2001 and from selling price increases and volume growth during Second Quarter 2001.

     GROSS PROFIT

     The Company's gross profit increased to $384.5 million for Six Months 2001 from $345.3 million for Six Months 2000, an increase of $39.3 million, or 11.4%. The dollar increase in gross profit was primarily related to sales from the acquisitions of the Black Velvet Assets (completed in April 1999) and Franciscan (completed in June 1999), as well as increased beer sales. As a percent of net sales, gross profit increased to 31.4% for Six Months 2001 from 30.0% in Six
Months 2000, resulting primarily from sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the acquisitions of the Black Velvet Assets and Franciscan, respectively, and from improved margins resulting from price increases in the Company's imported beer business and the Franciscan fine wine portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $256.3 million for Six Months 2001 from $235.8 million for Six Months 2000, an increase of
$20.5 million, or 8.7%. The dollar increase in selling, general and administrative expenses resulted primarily from the inclusion of the Franciscan business and expenses related to the brands acquired in the Black Velvet Assets acquisition for a full six months in fiscal 2001, and an increase in expenses in Corporate Operations. Selling, general and administrative expenses as a percent of net sales increased to 21.0% for Six Months 2001 as compared to 20.5% for Six Months 2000. The increase in percent of net sales resulted primarily from the acquisition of Franciscan, as Franciscan's selling, general and administrative expenses as a percent of net sales are typically at the high end of the range of the Company's operating segments' percentages, and from the increase in expenses in Corporate Operations.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in Six Months 2000 related to the closure of a cider production facility within the Matthew Clark operating segment in the United Kingdom ($2.9 million) and to a management reorganization within the Canandaigua Wine operating segment ($2.6 million). No such charges were incurred in Six Months 2001.

     OPERATING INCOME

     The following table sets forth the operating profit/(loss) (in thousands of dollars) by operating segment of the Company for Six Months 2001 and Six Months 2000.

                                     Six Months 2001 Compared to Six Months 2000
                                     -------------------------------------------
                                               Operating Profit/(Loss)
                                     -------------------------------------------
                                        2001             2000          %Increase
                                     -----------      ----------       ---------
Canandaigua Wine                     $    18,396      $   16,019         14.8%
Barton                                    89,448          73,459         21.8%
Matthew Clark                             22,596          19,310         17.0%
Franciscan                                 9,658           1,571        514.8%
Corporate Operations and Other           (11,930)         (6,440)        85.2%
                                     -----------      ----------
Consolidated Operating Profit        $   128,168      $  103,919         23.3%
                                     ===========      ==========

     As a result of the above factors, consolidated operating income increased to $128.2 million for Six Months 2001 from $103.9 million for Six Months 2000, an increase of $24.2 million, or 23.3%. Exclusive of the aforementioned $2.6 million in nonrecurring charges, operating income for the Canandaigua Wine operating segment decreased 1.0% in Six Months 2001 from $18.6 million in Six Months 2000. Operating income for the Matthew Clark operating segment, excluding the aforementioned nonrecurring charges of $2.9 million, increased 1.5% in the Six Months 2001 from $22.3 million in the Six Months 2000.

     INTEREST EXPENSE, NET

     Net interest expense increased to $54.8 million for Six Months 2001 from $50.7 million for Six Months 2000, an increase of $4.1 million, or 8.2%. The increase resulted primarily from additional interest expense associated with borrowings related to the acquisition of Franciscan.

     NET INCOME

     As a result of the above factors, net income increased to $44.0 million for Six Months 2001 from $31.9 million for Six Months 2000, an increase of $12.1 million, or 37.8%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Six Months 2001 were $164.2 million, an increase of $26.2 million over EBITDA of $138.1 million for Six Months 2000. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

SIX MONTHS 2001 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Six Months 2001 was $78.0 million, which resulted from $81.8 million in net income adjusted for noncash items, less $3.9 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from an increase in accounts receivable as a result of a seasonal increase in sales, partially offset by increases in accrued grape purchases, accounts payable, accrued advertising and promotion expenses, accrued income taxes and accrued excise taxes.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Six Months 2001 was $24.3 million, which resulted primarily from capital expenditures of $25.2 million.

     Net cash used in financing activities for Six Months 2001 was $80.5 million resulting primarily from principal payments of long-term debt of $220.5 million, which included $25.5 million of scheduled and required principal payments and $75.0 million of principal prepayments. This amount was partially offset by net proceeds of $118.2 million from the issuance of (pound)80.0 million of 8 1/2% Sterling Series C Senior Notes used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility and proceeds from $16.5 million of net revolving loan borrowings.

DEBT

     Total debt outstanding as of August 31, 2000, amounted to $1,209.1 million, a decrease of $108.9 million from February 29, 2000. The ratio of total debt to total capitalization decreased to 68.7% as of August 31, 2000, from 71.7% as of February 29, 2000.

     SENIOR CREDIT FACILITY

     As of August 31, 2000, under its senior credit facility, the Company had outstanding term loans of $338.2 million bearing a weighted average interest rate of 8.4%, $43.3 million of revolving loans bearing a weighted average interest rate of 7.9%, undrawn revolving letters of credit of $11.9 million, and $244.8 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of August 31, 2000, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

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

     SENIOR SUBORDINATED NOTES

     As of August 31, 2000, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Original Notes"). The Original Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of August 31, 2000, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the six months ended August 31, 2000, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     At the Annual Meeting of Stockholders of Constellation Brands, Inc. (f/k/a Canandaigua Brands, Inc.) held on July 18, 2000 (the "Annual Meeting"), the holders of the Company's Class A Common Stock (the "Class A Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company's Class B Common Stock (the "Class B Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class B Stock.

     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon the proposal to ratify the selection of Arthur Andersen LLP, Certified Public Accountants, as the Company's independent auditors for the fiscal year ending February 28, 2001.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

     I. The results of the voting for the election of Directors of the Company are as follows:

          Directors Elected By the Holders of Class A Stock:
          --------------------------------------------------

               Nominee                     For           Withheld
               -------------------      ----------       --------
               Thomas C. McDermott      11,253,547        471,002
               Paul L. Smith            11,255,184        469,365

          Directors Elected By the Holders of Class B Stock:
          --------------------------------------------------

               Nominee                      For          Withheld
               --------------------      ----------      --------
               George Bresler            30,552,860        3,980
               Jeananne K. Hauswald      30,552,590        4,250
               James A. Locke, III       30,554,590        2,250
               Richard Sands             30,554,590        2,250
               Robert Sands              30,552,920        3,920

     II. The selection of Arthur Andersen LLP was ratified with the following votes:

                        For:                   42,133,632
                        Against:                   88,537
                        Abstain:                   59,220
                        Broker Nonvotes:                0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  See Index to Exhibits located on Page 29 of this Report.

     (b) The following Report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended August 31, 2000:

          Form 8-K dated June 22, 2000. This Form 8-K reported information under
          Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets as of May 31, 2000 (unaudited) and February 29, 2000 (audited); and (ii) the Company's Condensed Consolidated Statements of Income for the three months ended May 31, 2000 (unaudited) and May 31, 1999 (unaudited).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONSTELLATION BRANDS, INC.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President,
                                            Corporate Reporting and Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Executive Vice
                                            President Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)



                                  SUBSIDIARIES


                                        BATAVIA WINE CELLARS, INC.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        CANANDAIGUA LIMITED

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Authorized Officer

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Finance Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        POLYPHENOLICS, INC.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        ROBERTS TRADING CORP.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                        CANANDAIGUA B.V.

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Chief Financial
                                            Officer (On behalf of the Registrant
                                            and as Principal Financial Officer
                                            and Principal Accounting Officer)


                                        FRANCISCAN VINEYARDS, INC.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        ALLBERRY, INC.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        CLOUD PEAK CORPORATION

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ----------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal
                                            Accounting Officer)

                                        M.J. LEWIS CORP.

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        MT. VEEDER CORPORATION

Dated:  October 13, 2000                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON INCORPORATED

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President and
                                            Chief Executive Officer

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS, LTD.

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        BARTON BEERS, LTD.

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS OF GEORGIA, INC.

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON CANADA, LTD.

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        BARTON DISTILLERS IMPORT CORP.

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON FINANCIAL CORPORATION

Dated:  October 13, 2000                By: /s/ Troy J. Christensen
                                            ------------------------------------
                                            Troy J. Christensen, President and
                                            Secretary

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        MONARCH IMPORT COMPANY

Dated:  October 13, 2000                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  October 13, 2000                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

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

2.2 Stock Purchase Agreement, dated April 21, 1999, between Franciscan Vineyards, Inc., Agustin Huneeus, Agustin Francisco Huneeus, Jean-Michel Valette, Heidrun Eckes-Chantre Und Kinder Beteiligungsverwaltung II, GbR, Peter Eugen Eckes Und Kinder Beteiligungsverwaltung II, GbR, Harald Eckes-Chantre, Christina Eckes-Chantre, Petra Eckes-Chantre and the Company (filed as Exhibit 2.1 on the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

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

(3)  ARTICLES OF INCORPORATION AND BY-LAWS.

3.1  Restated Certificate of Incorporation of the Company (filed herewith).

3.2 By-Laws of the Company (filed herewith; filed for the purpose of reflecting the Company's new name, Constellation Brands, Inc., in the title of the By-Laws).

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1  Supplemental  Indenture  No. 5, dated as of September 14, 2000 by and among
     the  Company,   as  Issuer,  its  principal  operating   subsidiaries,   as
     Guarantors, and The Bank of New York, as Trustee (filed herewith).

(10) MATERIAL CONTRACTS.

10.1 Amendment Number Three to the Company's Long-Term Stock Incentive Plan (filed herewith).

10.2 Amendment Number Two to the Company's Incentive Stock Option Plan (filed herewith).

10.3 Supplemental Indenture No. 5, dated as of September 14, 2000 by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and The Bank of New York, as Trustee (filed as Exhibit 4.1 hereto).

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