Form 10-Q
period 2000-11-30
CONSTELLATION BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 2001-01-16
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2000
                               -----------------

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

                                 (716) 218-2169
              -----------------------------------------------------
              (Registrants' telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2000, is set forth below (all of the Registrants, other than Constellation Brands, Inc., are direct or indirect wholly-owned subsidiaries of Constellation Brands, Inc.):

               CLASS                                NUMBER OF SHARES OUTSTANDING
               -----                                ----------------------------

Class A Common Stock, Par Value $.01 Per Share               15,366,763
Class B Common Stock, Par Value $.01 Per Share                3,084,372

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  November 30,    February 29,
                                                      2000            2000
                                                  ------------    ------------
                                                   (unaudited)
                     ASSETS
                     ------
CURRENT ASSETS:
  Cash and cash investments                       $      1,871    $     34,308
  Accounts receivable, net                             386,908         291,108
  Inventories, net                                     699,885         615,700
  Prepaid expenses and other current assets             70,140          54,881
                                                  ------------    ------------
    Total current assets                             1,158,804         995,997
PROPERTY, PLANT AND EQUIPMENT, net                     536,300         542,971
OTHER ASSETS                                           770,686         809,823
                                                  ------------    ------------
  Total assets                                    $  2,465,790    $  2,348,791
                                                  ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $    121,000    $     26,800
  Current maturities of long-term debt                  37,544          53,987
  Accounts payable                                     163,195         122,213
  Accrued excise taxes                                  44,853          30,446
  Other accrued expenses and liabilities               245,538         204,771
                                                  ------------    ------------
    Total current liabilities                          612,130         438,217
                                                  ------------    ------------
LONG-TERM DEBT, less current maturities              1,123,929       1,237,135
                                                  ------------    ------------
DEFERRED INCOME TAXES                                  116,523         116,447
                                                  ------------    ------------
OTHER LIABILITIES                                       30,337          36,152
                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at November 30, 2000,
    and February 29, 2000                                 -               -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 18,459,875 shares at
    November 30, 2000, and 18,206,662
    shares at February 29, 2000                            185             182
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 3,711,097 shares at
    November 30, 2000, and 3,745,560 shares
    at February 29, 2000                                    37              38
  Additional paid-in capital                           254,595         247,949
  Retained earnings                                    437,421         358,456
  Accumulated other comprehensive income-
    Cumulative translation adjustment                  (27,632)         (4,149)
                                                  ------------    ------------
                                                       664,606         602,476
                                                  ------------    ------------
  Less-Treasury stock-
  Class A Common Stock, 3,119,112 shares at
    November 30, 2000, and 3,137,244 shares at
    February 29, 2000, at cost                         (79,353)        (79,429)
  Class B Convertible Common Stock, 625,725
    shares at November 30, 2000, and
    February 29, 2000, at cost                          (2,207)         (2,207)
                                                  ------------    ------------
                                                       (81,560)        (81,636)
                                                  ------------    ------------
  Less-Unearned compensation-restricted
    stock awards                                          (175)           -
                                                  ------------    ------------
    Total stockholders' equity                         582,871         520,840
                                                  ------------    ------------
  Total liabilities and stockholders' equity      $  2,465,790    $  2,348,791
                                                  ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                      - 2 -

                                            CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                              (in thousands, except per share data)
                                    For the Nine Months Ended November 30,       For the Three Months Ended November 30,
                                    --------------------------------------       ---------------------------------------
                                         2000                   1999                  2000                    1999
                                    ---------------        ---------------       ---------------         ---------------
                                      (unaudited)            (unaudited)           (unaudited)             (unaudited)
GROSS SALES                         $     2,436,637        $     2,383,909       $       833,447         $       864,075
  Less - Excise taxes                      (583,990)              (579,191)             (203,870)               (211,106)
                                    ---------------        ---------------       ---------------         ---------------
    Net sales                             1,852,647              1,804,718               629,577                 652,969
COST OF PRODUCT SOLD                     (1,260,082)            (1,249,781)             (421,524)               (443,282)
                                    ---------------        ---------------       ---------------         ---------------
    Gross profit                            592,565                554,937               208,053                 209,687
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  (379,159)              (368,130)             (122,815)               (132,309)
NONRECURRING CHARGES                           -                    (5,510)                 -                       -
                                    ---------------        ---------------       ---------------         ---------------
    Operating income                        213,406                181,297                85,238                  77,378
INTEREST EXPENSE, net                       (81,797)               (78,219)              (26,983)                (27,544)
                                    ---------------        ---------------       ---------------         ---------------
    Income before income taxes              131,609                103,078                58,255                  49,834
PROVISION FOR INCOME TAXES                  (52,644)               (41,231)              (23,302)                (19,934)
                                    ---------------        ---------------       ---------------         ---------------
NET INCOME                          $        78,965        $        61,847       $        34,953         $        29,900
                                    ===============        ===============       ===============         ===============


SHARE DATA:
Earnings per common share:
    Basic                           $          4.31        $          3.43       $          1.90         $          1.65
                                    ===============        ===============       ===============         ===============
    Diluted                         $          4.24        $          3.34       $          1.87         $          1.60
                                    ===============        ===============       ===============         ===============
Weighted average common shares
  outstanding:
    Basic                                    18,308                 18,023                18,394                  18,083
    Diluted                                  18,642                 18,502                18,734                  18,651

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      - 3 -

                            CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                                                For the Nine Months Ended November 30,
                                                                --------------------------------------
                                                                     2000                    1999
                                                                ---------------        ---------------
                                                                  (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $        78,965        $        61,847

  Adjustments  to  reconcile net income to net
    cash provided by operating activities:
      Depreciation of property, plant and equipment                      35,826                 33,938
      Amortization of intangible assets                                  19,285                 16,904
      Loss (gain) on sale of assets                                       1,904                   (778)
      Amortization of discount on long-term debt                            370                    316
      Stock-based compensation expense                                      255                    776
      Deferred tax benefit                                                 -                    (3,860)
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                     (104,496)              (123,109)
          Inventories, net                                              (88,726)               (55,602)
          Prepaid expenses and other current assets                     (15,738)                (5,432)
          Accounts payable                                               39,087                 44,292
          Accrued excise taxes                                           15,975                 (3,191)
          Other accrued expenses and liabilities                         39,067                 88,960
          Other assets and liabilities, net                              (5,683)                 1,201
                                                                ---------------        ---------------
            Total adjustments                                           (62,874)                (5,585)
                                                                ---------------        ---------------
            Net cash provided by operating activities                    16,091                 56,262
                                                                ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (47,806)               (46,657)
  Proceeds from sale of assets                                            1,379                  1,276
  Purchases of businesses, net of cash acquired                            -                  (452,526)
                                                                ---------------        ---------------
            Net cash used in investing activities                       (46,427)              (497,907)
                                                                ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                 (221,557)            (1,059,406)
  Payment of issuance costs of long-term debt                            (1,668)               (14,494)
  Proceeds from issuance of long-term debt, net of discount             119,400              1,486,240
  Net proceeds from notes payable                                        96,922                 25,995
  Exercise of employee stock options                                      5,530                  2,386
  Proceeds from employee stock purchases                                    761                    601
                                                                ---------------        ---------------
            Net cash (used in) provided by
              financing activities                                         (612)               441,322
                                                                ---------------        ---------------

Effect of exchange rate changes on cash and
  cash investments                                                       (1,489)                (2,655)
                                                                ---------------        ---------------

NET DECREASE IN CASH AND CASH INVESTMENTS                               (32,437)                (2,978)
CASH AND CASH INVESTMENTS, beginning of period                           34,308                 27,645
                                                                ---------------        ---------------
CASH AND CASH INVESTMENTS, end of period                        $         1,871        $        24,667
                                                                ===============        ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired      $        15,115        $       559,541
    Liabilities assumed                                                 (10,628)              (104,526)
                                                                ---------------        ---------------
    Cash paid                                                             4,487                455,015
    Less - amounts borrowed                                              (4,487)                  -
    Less - cash acquired                                                   -                    (2,489)
                                                                ---------------        ---------------
    Net cash paid for purchases of businesses                   $          -           $       452,526
                                                                ===============        ===============

                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

1)   MANAGEMENT'S REPRESENTATIONS:

     The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain February 29, 2000, and November 30, 1999, balances have been reclassified to conform to current year presentation.

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

     On October 27, 2000, the Company purchased all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The purchase price was $4.5 million and was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $2.2 million, is being amortized on a straight-line basis over 40 years. The results of operations of Forth Wines have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the nine months ended November 30, 2000 and 1999, respectively. The unaudited historical and unaudited pro forma results of operations for the nine months ended November 30, 2000 and 1999, respectively, do not give pro forma effect to the acquisition of Forth Wines as if it occurred on March 1, 1999, as it is not significant. The unaudited pro forma results of operations for the nine months ended November 30, 1999, gives effect to the acquisitions of the Black Velvet Assets and Franciscan as if they occurred on March 1, 1999. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the nine months ended November 30, 1999, reflect total pretax nonrecurring charges of $12.4 million ($0.40 per share on a diluted basis) related to transaction costs, primarily for exercise of stock options, which were incurred by Franciscan Estates prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                          For the Nine Months Ended November 30,
                                          --------------------------------------
                                               2000                    1999
                                          --------------          --------------
(in thousands, except per share data)
Net sales                                 $    1,852,647          $    1,832,082
Income before income taxes                $      131,609          $       87,912
Net income                                $       78,965          $       52,747

Earnings per common share:
    Basic                                 $         4.31          $         2.93
                                          ==============          ==============
    Diluted                               $         4.24          $         2.85
                                          ==============          ==============

Weighted average common shares
  outstanding:
    Basic                                         18,308                  18,023
    Diluted                                       18,642                  18,502

3)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                      November 30,      February 29,
                                          2000              2000
                                      ------------      ------------
     (in thousands)
     Raw materials and supplies       $     37,254      $     29,417
     In-process inventories                460,145           419,558
     Finished case goods                   202,486           166,725
                                      ------------      ------------
                                      $    699,885      $    615,700
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

     In May 2000, the Company issued (pound)80.0 million (approximately $120.0 million upon issuance and $114.0 million as of November 30, 2000) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million (approximately $119.4 million upon issuance, net of $0.6 million unamortized discount, and $113.5 million as of November 30, 2000, net of $0.5 million unamortized discount, with an effective rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or approximately $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     In October 2000, the Company exchanged (pound)74.0 million aggregate principal amount of the Sterling Series B Senior Notes for Sterling Series C Senior Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes.

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

     The computation of basic and diluted earnings per common share is as follows:

                                         For the Nine Months      For the Three Months
                                          Ended November 30,       Ended November 30,
                                         -------------------      --------------------
                                           2000       1999          2000        1999
                                         --------   --------      --------    --------
(in thousands, except per share data)
Income applicable to common shares       $ 78,965   $ 61,847      $ 34,953    $ 29,900
                                         ========   ========      ========    ========

Weighted average common shares
  outstanding - basic                      18,308     18,023        18,394      18,083
Stock options                                 334        479           340         568
                                         --------   --------      --------    --------
Weighted average common shares
  outstanding - diluted                    18,642     18,502        18,734      18,651
                                         ========   ========      ========    ========

EARNINGS PER COMMON SHARE - BASIC        $   4.31   $   3.43      $   1.90    $   1.65
                                         ========   ========      ========    ========
EARNINGS PER COMMON SHARE - DILUTED      $   4.24   $   3.34      $   1.87    $   1.60
                                         ========   ========      ========    ========

     Stock options to purchase 1.7 million and 84 thousand shares of Class A Common Stock at a weighted average price per share of $52.31 and $59.28 were outstanding during the nine months ended November 30, 2000 and 1999, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods. Stock options to purchase 1.7 million and 75 thousand shares of Class A Common Stock at a weighted average price per share of $52.32 and $59.56 were outstanding during the three months ended November 30, 2000 and 1999, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

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

                                       Parent          Subsidiary       Subsidiary
                                       Company         Guarantors      Nonguarantors    Eliminations    Consolidated
                                     ------------     ------------     -------------    ------------    ------------
(in thousands)
Balance Sheet Data:

November 30, 2000
-----------------
Current assets                       $    121,413     $    707,370     $     330,021    $       -       $  1,158,804
Noncurrent assets                    $    910,185     $  1,239,188     $     439,263    $ (1,281,650)   $  1,306,986
Current liabilities                  $    273,307     $    120,613     $     218,210    $       -       $    612,130
Noncurrent liabilities               $  1,114,232     $    104,076     $      52,481    $       -       $  1,270,789

February 29, 2000
-----------------
Current assets                       $    105,705     $    611,805     $     278,487    $       -       $    995,997
Noncurrent assets                    $    846,693     $  1,298,465     $     489,286    $ (1,281,650)   $  1,352,794
Current liabilities                  $    174,816     $    110,368     $     153,033    $       -       $    438,217
Noncurrent liabilities               $  1,226,329     $    101,220     $      62,185    $       -       $  1,389,734

Income Statement Data:

For the Nine Months Ended
-------------------------
November 30, 2000
-----------------
Net sales                            $    436,925     $  1,069,711     $     567,195    $   (221,184)   $  1,852,647
Gross profit                         $    102,791     $    320,376     $     169,398    $       -       $    592,565
(Loss) income before
  income taxes                       $    (28,494)    $    111,120     $      48,983    $       -       $    131,609
Net (loss) income                    $    (17,096)    $     63,196     $      32,865    $       -       $     78,965


For the Nine Months Ended
-------------------------
November 30, 1999
-----------------
Net sales                            $    455,401     $  1,056,200     $     565,800    $   (272,683)   $  1,804,718
Gross profit                         $    121,099     $    270,451     $     163,387    $       -       $    554,937
(Loss) income before
  income taxes                       $     (4,421)    $     70,166     $      37,333    $       -       $    103,078
Net (loss) income                    $     (2,652)    $     42,099     $      22,400    $       -       $     61,847

                                      - 8 -
                                       Parent          Subsidiary       Subsidiary
                                       Company         Guarantors      Nonguarantors    Eliminations    Consolidated
                                     ------------     ------------     -------------    ------------    ------------
(in thousands)
Income Statement Data (continued):

For the Three Months Ended
--------------------------
November 30, 2000
-----------------
Net sales                            $    155,957     $    355,450     $     195,952    $    (77,782)   $    629,577
Gross profit                         $     31,455     $    116,319     $      60,279    $       -       $    208,053
(Loss) income before
  income taxes                       $    (10,368)    $     48,442     $      20,181    $       -       $     58,255
Net (loss) income                    $     (6,221)    $     27,471     $      13,703    $       -       $     34,953

For the Three Months Ended
--------------------------
November 30, 1999
-----------------
Net sales                            $    174,703     $    365,987     $     209,332    $    (97,053)   $    652,969
Gross profit                         $     47,709     $    101,134     $      60,844    $       -       $    209,687
Income before
  income taxes                       $      2,728     $     29,801     $      17,305    $       -       $     49,834
Net income                           $      1,637     $     17,881     $      10,382    $       -       $     29,900


7)   BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Canandaigua Wine (branded popularly-priced wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business units.

     Segment information is as follows:

                                       For the Nine Months             For the Three Months
                                        Ended November 30,              Ended November 30,
                                   ---------------------------     ----------------------------
                                       2000           1999             2000            1999
                                   ------------   ------------     ------------    ------------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers             $    450,927   $    472,087     $    160,221    $    179,905
    Intersegment                          5,023          5,274            1,891           2,285
                                   ------------   ------------     ------------    ------------
    Total Branded                       455,950        477,361          162,112         182,190
                                   ------------   ------------     ------------    ------------
  Other:
    External customers                   46,632         63,081           18,389          24,502
    Intersegment                         11,450            460            3,095             423
                                   ------------   ------------     ------------    ------------
    Total Other                          58,082         63,541           21,484          24,925
                                   ------------   ------------     ------------    ------------
Net sales                          $    514,032   $    540,902     $    183,596    $    207,115
Operating income                   $     34,849   $     34,869     $     16,453    $     18,850
Long-lived assets                  $    188,595   $    194,199     $    188,595    $    194,199
Total assets                       $    681,156   $    698,209     $    681,156    $    698,209
Capital expenditures               $     11,894   $     17,909     $      4,229    $      5,201
Depreciation and amortization      $     17,601   $     16,681     $      5,867    $      5,032

                                      - 9 -
                                       For the Nine Months             For the Three Months
                                        Ended November 30,              Ended November 30,
                                   ---------------------------     ----------------------------
                                       2000           1999             2000            1999
                                   ------------   ------------     ------------    ------------
(in thousands)
Barton:
-------
Net sales:
  Beer                             $    538,585   $    457,961     $    163,292    $    134,155
  Spirits                               224,203        207,697           79,096          80,548
                                   ------------   ------------     ------------    ------------
Net sales                          $    762,788   $    665,658     $    242,388    $    214,703
Operating income                   $    135,818   $    114,839     $     46,370    $     41,380
Long-lived assets                  $     76,885   $     77,022     $     76,885    $     77,022
Total assets                       $    717,071   $    699,954     $    717,071    $    699,954
Capital expenditures               $      4,646   $      4,532     $      1,660    $      1,864
Depreciation and amortization      $     11,982   $     10,573     $      4,078    $      4,175

Matthew Clark:
--------------
Net sales:
  Branded:
    External customers             $    224,734   $    248,358     $     79,248    $     93,104
    Intersegment                            604             53              107              53
                                   ------------   ------------     ------------    ------------
    Total Branded                       225,338        248,411           79,355          93,157
  Wholesale                             293,958        306,802          100,725         112,049
                                   ------------   ------------     ------------    ------------
Net sales                          $    519,296   $    555,213     $    180,080    $    205,206
Operating income                   $     41,027   $     34,503     $     18,431    $     15,193
Long-lived assets                  $    139,655   $    171,537     $    139,655    $    171,537
Total assets                       $    644,396   $    728,167     $    644,396    $    728,167
Capital expenditures               $      9,639   $     16,459     $      3,538    $      5,344
Depreciation and amortization      $     15,400   $     17,133     $      5,363    $      4,317

Franciscan:
-----------
Net sales:
  External customers               $     70,923   $     44,610     $     27,779    $     27,473
  Intersegment                              177           -                  39            -
                                   ------------   ------------     ------------    ------------
Net sales                          $     71,100   $     44,610     $     27,818    $     27,473
Operating income                   $     18,659   $      7,562     $      9,001    $      5,991
Long-lived assets                  $    125,280   $    101,143     $    125,280    $    101,143
Total assets                       $    394,197   $    361,378     $    394,197    $    361,378
Capital expenditures               $     21,407   $      6,448     $     13,074    $      2,728
Depreciation and amortization      $      7,328   $      3,990     $      2,798    $      2,181

Corporate Operations and Other:
-------------------------------
Net sales                          $      2,685   $      4,122     $        826    $      1,233
Operating loss                     $    (16,947)  $    (10,476)    $     (5,017)   $     (4,036)
Long-lived assets                  $      5,885   $     17,496     $      5,885    $     17,496
Total assets                       $     28,970   $     45,287     $     28,970    $     45,287
Capital expenditures               $        220   $      1,309     $         56    $        761
Depreciation and amortization      $      2,800   $      2,465     $        940    $        994

Intersegment Eliminations:
--------------------------
Net sales                          $    (17,254)  $     (5,787)    $     (5,131)   $     (2,761)

Consolidated:
-------------
Net sales                          $  1,852,647   $  1,804,718     $    629,577    $    652,969
Operating income                   $    213,406   $    181,297     $     85,238    $     77,378
Long-lived assets                  $    536,300   $    561,397     $    536,300    $    561,397
Total assets                       $  2,465,790   $  2,532,995     $  2,465,790    $  2,532,995
Capital expenditures               $     47,806   $     46,657     $     22,557    $     15,898
Depreciation and amortization      $     55,111   $     50,842     $     19,046    $     16,699


8)   COMPREHENSIVE INCOME:

     Comprehensive income consists of net income and foreign currency translation adjustments for the nine months and three months ended November 30, 2000 and 1999. The reconciliation of net income to comprehensive income is as follows:

                                         For the Nine Months        For the Three Months
                                          Ended November 30,         Ended November 30,
                                       -----------------------    ------------------------
                                          2000         1999          2000          1999
                                       ----------   ----------    ----------    ----------
(in thousands)
Net income                             $   78,965   $   61,847    $   34,953    $   29,900
Other comprehensive income:
  Cumulative translation adjustment    $  (23,483)  $   (3,504)   $   (4,370)   $   (2,770)
                                       ----------   ----------    ----------    ----------
    Total comprehensive income         $   55,482   $   58,343    $   30,583    $   27,130
                                       ==========   ==========    ==========    ==========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 2000 ("Third Quarter 2001"), compared to the three months ended November 30, 1999 ("Third Quarter 2000"), and for the nine months ended November 30, 2000 ("Nine Months 2001"), compared to the nine months ended November 30, 1999 ("Nine Months 2000"), and (ii) financial liquidity and capital resources for Nine Months 2001. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 ("Fiscal 2000").

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

     ACQUISITIONS IN FISCAL 2000 AND FISCAL 2001

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

     On October 27, 2000, the Company purchased all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The results of operations from the Forth Wines acquisition are reported in the Matthew Clark segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Third Quarter 2001 and Third Quarter 2000.

                               Third Quarter 2001 Compared to Third Quarter 2000
                               -------------------------------------------------
                                                  Net Sales
                               -------------------------------------------------
                                                                 %Increase/
                                       2001          2000        (Decrease)
                                    ----------    ----------     ----------
Canandaigua Wine:
  Branded:
    External customers              $  160,221    $  179,905       (10.9)%
    Intersegment                         1,891         2,285       (17.2)%
                                    ----------    ----------
    Total Branded                      162,112       182,190       (11.0)%
                                    ----------    ----------
  Other:
    External customers                  18,389        24,502       (24.9)%
    Intersegment                         3,095           423       631.7 %
                                    ----------    ----------
    Total Other                         21,484        24,925       (13.8)%
                                    ----------    ----------
Canandaigua Wine net sales          $  183,596    $  207,115       (11.4)%
                                    ----------    ----------
Barton:
  Beer                              $  163,292    $  134,155        21.7 %
  Spirits                               79,096        80,548        (1.8)%
                                    ----------    ----------
Barton net sales                    $  242,388    $  214,703        12.9 %
                                    ----------    ----------
Matthew Clark:
  Branded:
    External customers              $   79,248    $   93,104       (14.9)%
    Intersegment                           107            53       101.9 %
                                    ----------    ----------
    Total Branded                       79,355        93,157       (14.8)%
  Wholesale                            100,725       112,049       (10.1)%
                                    ----------    ----------
Matthew Clark net sales             $  180,080    $  205,206       (12.2)%
                                    ----------    ----------
Franciscan:
  External customers                $   27,779    $   27,473         1.1 %
  Intersegment                              39          -            N/A
                                    ----------    ----------
Franciscan net sales                $   27,818    $   27,473         1.3 %
                                    ----------    ----------
Corporate Operations and Other      $      826    $    1,233       (33.0)%
                                    ----------    ----------
Intersegment eliminations           $   (5,131)   $   (2,761)       85.8 %
                                    ----------    ----------
Consolidated Net Sales              $  629,577    $  652,969        (3.6)%
                                    ==========    ==========


     Net sales for Third Quarter 2001 decreased to $629.6 million from $653.0 million for Third Quarter 2000, a decrease of $23.4 million, or (3.6)%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Third Quarter 2001 decreased to $183.6 million from $207.1 million for Third Quarter 2000, a decrease of $23.5 million, or (11.4)%. The decline resulted primarily from a decrease in table wine sales, a decrease in sparkling wine sales as Third Quarter 2000 included the impact of sales associated with Millennium activities, and a decrease in grape juice concentrate and bulk wine sales. These decreases were partially offset by increases in sales of Arbor Mist and Paul Masson Grande Amber.

     Barton
     ------

     Net sales for Barton for Third Quarter 2001 increased to $242.4 million from $214.7 million for Third Quarter 2000, an increase of $27.7 million, or 12.9%. This increase resulted primarily from volume growth in the Mexican beer portfolio. Spirits sales decreased slightly due to the loss of contract production sales. Excluding contract production sales, branded spirits sales increased 5.8% primarily as a result of price increases on tequila products.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Third Quarter 2001 decreased to $180.1 million from $205.2 million for Third Quarter 2000, a decrease of $25.1 million, or (12.2)%. This decrease resulted primarily from an adverse foreign currency impact of $24.7 million. On a local currency basis, net sales were virtually unchanged with an increase in branded table wine sales, an increase in packaged cider sales, and wholesale sales from the recent Forth Wines acquisition being offset by decreases in draft cider and private label cider sales.

     Franciscan
     ----------

     Net sales for Franciscan for Third Quarter 2001 increased to $27.8 million from $27.5 million for Third Quarter 2000, an increase of $0.3 million, or 1.3%. This increase resulted primarily from selling price increases more than offsetting a volume decline of 11.3% when compared to the prior year, as Third Quarter 2000 included the impact of sales associated with Millennium activities.

     GROSS PROFIT

     The Company's gross profit decreased to $208.1 million for Third Quarter 2001 from $209.7 million for Third Quarter 2000, a decrease of $1.6 million, or (0.8)%. The dollar decrease in gross profit resulted primarily from a decrease in Canandaigua Wine's net sales and an adverse foreign currency impact. These decreases were partially offset by volume growth in the Company's Mexican beer portfolio, selling price increases in the Franciscan fine wine portfolio and cost improvements in Matthew Clark's cider and wholesale businesses. As a percent of net sales, gross profit increased to 33.0% for Third Quarter 2001 from 32.1% in Third Quarter 2000, resulting primarily from selling price increases in the Franciscan fine wine portfolio and cost improvements in Matthew Clark's cider and wholesale businesses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $122.8 million for Third Quarter 2001 from $132.3 million for Third Quarter 2000, a decrease of $9.5 million, or (7.2)%. The dollar decrease in selling, general and administrative expenses resulted primarily from a decrease in advertising and promotion expenses as Third Quarter 2000 included advertising and promotion expenses associated with Millennium activities. Selling, general and administrative expenses as a percent of net sales decreased to 19.5% for Third Quarter 2001 as compared to 20.3% for Third Quarter 2000. This decrease in percent of net sales resulted primarily from the decrease in advertising and promotion expenses.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Third Quarter 2001 and Third Quarter 2000.

                               Third Quarter 2001 Compared to Third Quarter 2000
                               -------------------------------------------------
                                            Operating Income/(Loss)
                               -------------------------------------------------
                                                                %Increase/
                                      2001          2000        (Decrease)
                                    --------      --------      ----------
Canandaigua Wine                    $ 16,453      $ 18,850        (12.7)%
Barton                                46,370        41,380         12.1 %
Matthew Clark                         18,431        15,193         21.3 %
Franciscan                             9,001         5,991         50.2 %
Corporate Operations and Other        (5,017)       (4,036)        24.3 %
                                    --------      --------
Consolidated Operating Income       $ 85,238      $ 77,378         10.2 %
                                    ========      ========

     As a result of the above factors, consolidated operating income increased to $85.2 million for Third Quarter 2001 from $77.4 million for Third Quarter 2000, an increase of $7.9 million, or 10.2%.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $27.0 million for Third Quarter 2001 from $27.5 million for Third Quarter 2000, a decrease of $0.6 million, or (2.0)%. The decrease resulted primarily from a decrease in average borrowings which was partially offset by an increase in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $35.0 million for Third Quarter 2001 from $29.9 million for Third Quarter 2000, an increase of $5.1 million, or 16.9%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Third Quarter 2001 were $104.3 million, an increase of $10.2 million over EBITDA of $94.1 million for Third Quarter 2000. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

NINE MONTHS 2001 COMPARED TO NINE MONTHS 2000

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Nine Months 2001 and Nine Months 2000.

                                   Nine Months 2001 Compared to Nine Months 2000
                                   ---------------------------------------------
                                                    Net Sales
                                   ---------------------------------------------
                                                                      %Increase/
                                       2001             2000          (Decrease)
                                   ------------     ------------      ----------
Canandaigua Wine:
  Branded:
    External customers             $    450,927     $    472,087         (4.5)%
    Intersegment                          5,023            5,274         (4.8)%
                                   ------------     ------------
    Total Branded                       455,950          477,361         (4.5)%
                                   ------------     ------------
  Other:
    External customers                   46,632           63,081        (26.1)%
    Intersegment                         11,450              460      2,389.1 %
                                   ------------     ------------
    Total Other                          58,082           63,541         (8.6)%
                                   ------------     ------------
Canandaigua Wine net sales         $    514,032     $    540,902         (5.0)%
                                   ------------     ------------
Barton:
  Beer                             $    538,585     $    457,961         17.6 %
  Spirits                               224,203          207,697          7.9 %
                                   ------------     ------------
Barton net sales                   $    762,788     $    665,658         14.6 %
                                   ------------     ------------
Matthew Clark:
  Branded:
    External customers             $    224,734     $    248,358         (9.5)%
    Intersegment                            604               53      1,039.6 %
                                   ------------     ------------
    Total Branded                       225,338          248,411         (9.3)%
  Wholesale                             293,958          306,802         (4.2)%
                                   ------------     ------------
Matthew Clark net sales            $    519,296     $    555,213         (6.5)%
                                   ------------     ------------
Franciscan:
  External customers               $     70,923     $     44,610         59.0 %
  Intersegment                              177             -             N/A
                                   ------------     ------------
Franciscan net sales               $     71,100     $     44,610         59.4 %
                                   ------------     ------------
Corporate Operations and Other     $      2,685     $      4,122        (34.9)%
                                   ------------     ------------
Intersegment eliminations          $    (17,254)    $     (5,787)       198.2 %
                                   ------------     ------------
Consolidated Net Sales             $  1,852,647     $  1,804,718          2.7 %
                                   ============     ============

     Net sales for Nine Months 2001 increased to $1,852.6 million from $1,804.7 million for Nine Months 2000, an increase of $47.9 million, or 2.7%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Nine Months 2001 decreased to $514.0 million from $540.9 million for Nine Months 2000, a decrease of $26.9 million, or (5.0)%. The decline resulted primarily from a decrease in table wine sales, a decrease in sparkling wine sales as Third Quarter 2000 included the impact of sales associated with Millennium activities, and a decrease in grape juice concentrate sales. These decreases were partially offset by increases in sales of Paul Masson Grande Amber and Arbor Mist.

     Barton
     ------

     Net sales for Barton for Nine Months 2001 increased to $762.8 million from $665.7 million for Nine Months 2000, an increase of $97.1 million, or 14.6%. This increase resulted primarily from volume growth and selling price increases in the Mexican beer portfolio as well as from the inclusion of $11.3 million of incremental net sales during the first quarter of fiscal 2001 from the Canadian whisky brands acquired as part of the Black Velvet Assets acquisition, which was completed in April 1999.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Nine Months 2001 decreased to $519.3 million from $555.2 million for Nine Months 2000, a decrease of $35.9 million, or (6.5)%. This decrease resulted primarily from an adverse foreign currency impact of $41.6 million. On a local currency basis, net sales increased 1.0% primarily due to an increase in wholesale sales, including sales from the recent Forth Wines acquisition, an increase in branded table wine sales, and an increase in packaged cider sales. These increases were virtually offset by decreases in draft cider and private label cider sales.

     Franciscan
     ----------

     Net sales for Franciscan for Nine Months 2001 increased to $71.1 million from $44.6 million for Nine Months 2000, an increase of $26.5 million, or 59.4%. As the acquisition of Franciscan was completed in June 1999, this increase resulted primarily from the inclusion of $21.9 million of net sales from the first quarter of fiscal 2001 and from selling price increases instituted during the second quarter of fiscal 2001.

     GROSS PROFIT

     The Company's gross profit increased to $592.6 million for Nine Months 2001 from $554.9 million for Nine Months 2000, an increase of $37.6 million, or 6.8%. The dollar increase in gross profit was primarily related to volume growth and selling price increases in the Company's Mexican beer portfolio and sales from the acquisitions of Franciscan (completed in June 1999) and the Black Velvet Assets (completed in April 1999), partially offset by an adverse foreign currency impact. As a percent of net sales, gross profit increased to 32.0% for Nine Months 2001 from 30.7% for Nine Months 2000, resulting primarily from sales of higher-margin spirits and super-premium and ultra-premium wine acquired in the acquisitions of the Black Velvet Assets and Franciscan, respectively, and from improved margins resulting from selling price increases in the Company's imported beer business and the Franciscan fine wine portfolio, as well as cost improvements in Matthew Clark's cider and wholesale businesses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $379.2 million for Nine Months 2001 from $368.1 million for Nine Months 2000, an increase of $11.0 million, or 3.0%. The dollar increase in selling, general and administrative expenses resulted primarily from the inclusion of the Franciscan business and expenses related to the brands acquired in the Black Velvet Assets acquisition for a full nine months in fiscal 2001, and an increase in expenses in Corporate Operations. Selling, general and administrative expenses as a percent of net sales remained virtually unchanged at 20.5% for Nine Months 2001 as compared to 20.4% for Nine Months 2000.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in Nine Months 2000 related to the closure of a cider production facility within the Matthew Clark operating segment in the United Kingdom ($2.9 million) and to a management reorganization within the Canandaigua Wine operating segment ($2.6 million). No such charges were incurred in Nine Months 2001.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Nine Months 2001 and Nine Months 2000.

                                   Nine Months 2001 Compared to Nine Months 2000
                                   ---------------------------------------------
                                              Operating Income/(Loss)
                                   ---------------------------------------------
                                                                      %Increase/
                                       2001             2000          (Decrease)
                                   ------------     ------------      ----------
 Canandaigua Wine                  $     34,849     $     34,869         (0.1)%
 Barton                                 135,818          114,839         18.3 %
 Matthew Clark                           41,027           34,503         18.9 %
 Franciscan                              18,659            7,562        146.7 %
 Corporate Operations and Other         (16,947)         (10,476)        61.8 %
                                   ------------     ------------
 Consolidated Operating Income     $    213,406     $    181,297         17.7 %
                                   ============     ============

     As a result of the above factors, consolidated operating income increased to $213.4 million for Nine Months 2001 from $181.3 million for Nine Months 2000, an increase of $32.1 million, or 17.7%. Exclusive of the aforementioned $2.6 million in nonrecurring charges, operating income for the Canandaigua Wine operating segment decreased 6.9% in Nine Months 2001 from $37.4 million in Nine Months 2000. Operating income for the Matthew Clark operating segment, excluding the aforementioned nonrecurring charges of $2.9 million, increased 9.6% in Nine Months 2001 from $37.4 million in Nine Months 2000.

     INTEREST EXPENSE, NET

     Net interest expense increased to $81.8 million for Nine Months 2001 from $78.2 million for Nine Months 2000, an increase of $3.6 million, or 4.6%. The increase resulted primarily from an increase in the average interest rate on virtually unchanged average borrowings.

     NET INCOME

     As a result of the above factors, net income increased to $79.0 million for Nine Months 2001 from $61.8 million for Nine Months 2000, an increase of $17.1 million, or 27.7%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Nine Months 2001 were $268.5 million, an increase of $36.4 million over EBITDA of $232.1 million for Nine Months 2000. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

NINE MONTHS 2001 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Nine Months 2001 was $16.1 million, which resulted from $136.6 million in net income adjusted for noncash items, less $120.5 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and inventories, partially offset by increases in accounts payable, accrued excise taxes, accrued income taxes, accrued advertising and promotion expenses, and accrued grape purchases.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Nine Months 2001 was $46.4 million, which resulted primarily from capital expenditures of $47.8 million.

     Net cash used in financing activities for Nine Months 2001 was $0.6 million resulting primarily from principal payments of long-term debt of $221.6 million, which included $27.2 million of scheduled and required principal payments and $75.0 million of principal prepayments. This amount was partially offset by net proceeds of $118.2 million from the issuance of (pound)80.0 million of 8 1/2% Sterling Series C Senior Notes used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility and proceeds from $94.2 million of net revolving loan borrowings under the senior credit facility.

DEBT

     Total debt outstanding as of November 30, 2000, amounted to $1,282.5 million, a decrease of $35.4 million from February 29, 2000. The ratio of total debt to total capitalization decreased to 68.8% as of November 30, 2000, from 71.7% as of February 29, 2000.

     SENIOR CREDIT FACILITY

     As of November 30, 2000, under its senior credit facility, the Company had outstanding term loans of $337.1 million bearing a weighted average interest rate of 8.3%, $121.0 million of revolving loans bearing a weighted average interest rate of 7.9%, undrawn revolving letters of credit of $12.2 million, and $166.8 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of November 30, 2000, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes.

     In May 2000, the Company issued (pound)80.0 million (approximately $120.0 million upon issuance and $114.0 million as of November 30, 2000) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million (approximately $119.4 million upon issuance, net of $0.6 million unamortized discount, and $113.5 million as of November 30, 2000, net of $0.5 million unamortized discount, with an effective rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or approximately $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     In October 2000, the Company exchanged (pound)74.0 million aggregate principal amount of the Sterling Series B Senior Notes for Sterling Series C Senior Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes.

     SENIOR SUBORDINATED NOTES

     As of November 30, 2000, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Original Notes"). The Original Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of November 30, 2000, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the nine months ended November 30, 2000, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     At a Special Meeting of Stockholders of Constellation Brands, Inc. (f/k/a Canandaigua Brands, Inc.) held on September 18, 2000 (the "Special Meeting"), the holders of the Company's Class A Common Stock and the holders of the Company's Class B Common Stock, voting together as a single class, voted upon the proposal to amend and restate the Company's Restated Certificate of Incorporation to change the name of the Company to Constellation Brands, Inc.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes with respect to the proposal to change the name of the Company:

                        For:               43,064,153
                        Against:              165,731
                        Abstain:               50,272
                        Broker Nonvotes:            0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  See Index to Exhibits located on Page 28 of this Report.

     (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 2000:

          (i) Form 8-K dated September 18, 2000. This Form 8-K reported information under Item 5 (Other Events).

          (ii) Form 8-K dated September 27, 2000. This Form 8-K reported information under Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets as of August 31, 2000 (unaudited) and February 29, 2000 (audited); (ii) the Company's Condensed Consolidated Statements of Income for the three months ended August 31, 2000 (unaudited) and August 31, 1999 (unaudited); and (iii) the Company's Condensed Consolidated Statements of Income for the six months ended August 31, 2000 (unaudited) and August 31, 1999 (unaudited).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONSTELLATION BRANDS, INC.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President,
                                            Corporate Reporting and Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Executive Vice
                                            President and Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)



                                  SUBSIDIARIES


                                        BATAVIA WINE CELLARS, INC.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        CANANDAIGUA LIMITED

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Authorized Officer

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Finance Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        POLYPHENOLICS, INC.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            and Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        ROBERTS TRADING CORP.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                        CANANDAIGUA B.V.

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Chief Financial
                                            Officer (On behalf of the Registrant
                                            and as Principal Financial Officer
                                            and Principal Accounting Officer)


                                        FRANCISCAN VINEYARDS, INC.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            and Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        ALLBERRY, INC.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        CLOUD PEAK CORPORATION

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                        M.J. LEWIS CORP.

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        MT. VEEDER CORPORATION

Dated:  January 16, 2001                By: /s/ Thomas F. Howe
                                            ------------------------------------
                                            Thomas F. Howe, Vice President and
                                            Controller

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President and
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                        BARTON INCORPORATED

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President and
                                            Chief Executive Officer

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS, LTD.

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        BARTON BEERS, LTD.

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS OF GEORGIA, INC.

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON CANADA, LTD.

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                        BARTON DISTILLERS IMPORT CORP.

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON FINANCIAL CORPORATION

Dated:  January 16, 2001                By: /s/ Troy J. Christensen
                                            ------------------------------------
                                            Troy J. Christensen, President and
                                            Secretary

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, Executive Vice
                                            President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        MONARCH IMPORT COMPANY

Dated:  January 16, 2001                By: /s/ Alexander L. Berk
                                            ------------------------------------
                                            Alexander L. Berk, President

Dated:  January 16, 2001                By: /s/ Thomas S. Summer
                                            ------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

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

(3)  ARTICLES OF INCORPORATION AND BY-LAWS.

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

(10) MATERIAL CONTRACTS.

10.1 Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, its principal operating subsidiaries, as Guarantors, and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

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

(99) ADDITIONAL EXHIBITS.

     Not applicable.