Form 10-K
period 2001-02-28
CONSTELLATION BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 2001-05-29
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -------------


                          Commission File No. 001-08495

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

        Registrants' telephone number, including area code (716) 218-2169
                                                           --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
      Class A Common Stock                      New York Stock Exchange
        (par value $.01 per share)
      Class B Common Stock                      New York Stock Exchange
        (par value $.01 per share)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of Constellation Brands, Inc., as of May 15, 2001, was $1,148,305,442.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of May 15, 2001, is set forth below (all of the Registrants, other than Constellation Brands, Inc., are direct or indirect wholly-owned subsidiaries of Constellation Brands, Inc.):

                  Class                             Number of Shares Outstanding
                  -----                             ----------------------------
Class A Common Stock, par value $.01 per share                35,831,754
Class B Common Stock, par value $.01 per share                 6,137,670



                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the annual meeting of stockholders to be held July 17, 2001 is incorporated by reference in
Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-------  --------

     Unless the context otherwise requires, the term "Company" refers to Constellation Brands, Inc. and its subsidiaries, and all references to "net sales" refer to gross revenue less excise taxes and returns and allowances to conform with the Company's method of classification. All references to "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" shall refer to the Company's fiscal year ended the last day of February of the indicated year.

     During Fiscal 2001, the Company changed its name from Canandaigua Brands, Inc. to Constellation Brands, Inc. The new name better reflects the Company's dynamic growth, promising potential and diversified portfolio as well as provides a clear distinction between the corporate parent and its operating divisions.

     Market share and industry data disclosed in this Annual Report on Form 10-K have been obtained from the following industry and government publications: The Gomberg-Fredrikson Report; Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Media Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Distilled Spirits Markets: Impact Databank Review and Forecast; NACM; AC Nielsen; the Zenith Guide; Beer Marketer's Insights; and The Drink Pocketbook 2001. The Company has not independently verified these data. Unless otherwise noted, all references to market share data are based on unit volume and unless otherwise noted, the most recent complete industry data available are for 1999.

     The Company is a leader in the production and marketing of beverage alcohol brands in North America and the United Kingdom, and a leading independent drinks wholesaler in the United Kingdom. As the second largest supplier of wine, the second largest importer of beer and the fourth largest supplier of distilled spirits, the Company is the largest single-source supplier of these products in the United States. In the United Kingdom, the Company is a leading marketer of wine and the second largest producer and marketer of cider. With its broad product portfolio, the Company believes it is distinctly positioned to satisfy an array of consumer preferences across all beverage alcohol categories. Leading brands in the Company's portfolio include: Franciscan Oakville Estate, Simi, Estancia, Corona Extra, Modelo Especial, St. Pauli Girl, Almaden, Arbor Mist, Talus, Vendange, Alice White, Black Velvet, Fleischmann's, Schenley, Ten High, Stowells of Chelsea, Blackthorn and K.

     The Company's products are distributed by more than 1,000 wholesale distributors in North America. In the United Kingdom, the Company distributes its branded products and those of other companies to more than 16,500 customers. The Company operates 29 production facilities throughout the world. In addition to producing and marketing its own brands, the Company also purchases products for resale from other producers.

     The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. Since the Company's founding in 1945 as a producer and marketer of wine products, the Company has grown through a combination of internal growth and acquisitions. The Company's internal growth has been driven by leveraging the Company's existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the beverage alcohol industry. The acquisitions of the Corus Assets (as defined below), the Turner Road Vintners Assets (as defined below), Forth Wines Limited ("Forth Wines"), Franciscan Vineyards, Inc. ("Franciscan Estates"), Simi Winery, Inc. ("Simi"), the Black Velvet Assets (as defined below) and Matthew Clark plc ("Matthew Clark") continued a series of strategic acquisitions made since

1991 by which the Company has broadened its portfolio and increased its market share, net sales and cash flow.

RECENT DEVELOPMENTS

     COMMON STOCK SPLIT

     On April 10, 2001, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. Pursuant to the terms of the stock dividend, each holder of Class A Common Stock received one additional share of Class A stock for each share of Class A stock held, and each holder of Class B Common Stock received one additional share of Class B stock for each share of Class B stock held. All share and per share amounts have been retroactively restated to give effect to the common stock split.

     PENDING ACQUISITION OF RAVENSWOOD WINERY

     On April 10, 2001, the Company and Ravenswood Winery, Inc. ("Ravenswood") announced that they entered into a merger agreement under which the Company will acquire Ravenswood, a leading premium wine producer based in Sonoma, California. Under the terms of the merger agreement, the Company will pay $29.50 in cash for each outstanding share of Ravenswood, or approximately $148 million, and assume net debt, which the Company does not expect to be significant at the time of closing.

     Ravenswood produces, markets and sells super-premium and ultra-premium California wines primarily under the Ravenswood brand name. The vast majority of the wines Ravenswood produces and sells are red wines, including the number one super-premium Zinfandel in the United States. The Company intends to manage Ravenswood through its Franciscan segment.

     The proposed Ravenswood acquisition is in line with the Company's strategy of further penetrating the faster growing, higher gross profit margin super-premium and ultra-premium wine categories. The transaction is subject to satisfaction of customary closing conditions and is expected to close in late June or early July 2001. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all.

     ACQUISITION OF THE CORUS ASSETS

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The purchase price of the Corus Assets, including assumption of indebtedness, was $52.0 million plus an earn-out over six years based on the performance of the brands. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards.

     ACQUISITION OF THE TURNER ROAD VINTNERS ASSETS

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The purchase price of the Turner Road Vintners Assets, including assumption of indebtedness, was $289.7 million.

     The acquisition of the Corus Assets, along with the acquisition of the Turner Road Vintners Assets, has strengthened the Company's portfolio in the higher margin and growing premium table wine category. The acquired operations are being integrated into the Company's Canandaigua Wine segment.

ACQUISITIONS IN FISCAL 2001, FISCAL 2000 AND FISCAL 1999

     ACQUISITION OF FORTH WINES

     On October 27, 2000, Matthew Clark acquired all of the outstanding stock of Forth Wines, a wine and spirit wholesaler operating primarily in Scotland. The purchase price of the shares was $4.5 million. The addition of Forth Wines further strengthened Matthew Clark's position as one of the United Kingdom's leading drinks wholesalers, and made Matthew Clark the leading provider of wine to the on-premise market in Scotland.

     ACQUISITIONS OF FRANCISCAN ESTATES AND SIMI

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Estates and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively the "Franciscan Acquisition"). The purchase price of the shares, including the assumption of indebtedness, net of cash acquired, was $243.2 million. Franciscan Estates is one of the foremost super-premium and ultra-premium wine companies in California.

     Also on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi. (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition".) The purchase price of the shares was $57.5 million. The Simi Acquisition included the Simi winery (located in Healdsburg, California), equipment, vineyards, inventory and worldwide ownership of the Simi brand name. Founded in 1876, Simi is one of the oldest and best known wineries in California, combining a strong super-premium and ultra-premium brand with a flexible and well-equipped facility and high quality vineyards in the key Sonoma appellation. On February 29, 2000, Simi was merged into Franciscan Estates.

     The Franciscan and Simi Acquisitions have established the Company as a leading producer and marketer of super-premium and ultra-premium wine. Together, Franciscan Estates and Simi represent one of the largest super-premium and ultra-premium wine companies in the United States. The Company operates
Franciscan Estates and Simi, and their properties, together as a separate business segment (collectively, "Franciscan").

     ACQUISITION OF THE BLACK VELVET ASSETS

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, the third best selling Canadian whisky and the 16th best selling distilled spirits brand in the United States, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (collectively, the "Black Velvet Assets"). Other principal brands acquired in the transaction were Golden Wedding, OFC, MacNaughton, McMaster's and Triple Crown. In connection with the transaction, the Company also entered into multi-year agreements with affiliates of Diageo plc to provide packaging and distilling services for various brands retained by the Diageo plc affiliates. The purchase price of the Black Velvet Assets was $183.6 million.

     The  addition  of  the  Canadian   whisky  brands  from  this   transaction
strengthened  the Company's  position in the North  American  distilled  spirits
category,   and  enhanced  the  Company's   portfolio  of  brands
and category participation. The acquired operations have been integrated into the Company's Barton segment.

     ACQUISITION OF MATTHEW CLARK

     On December 1, 1998, the Company acquired control of Matthew Clark and as of February 28, 1999, had acquired all of Matthew Clark's outstanding shares (the "Matthew Clark Acquisition"). The purchase price of the shares, including the assumption of indebtedness, net of cash acquired, was $484.8 million. Matthew Clark has a number of leading market positions, including positions as the number one producer of branded wine, the number one branded producer of fortified British wine, the number two producer of cider, a leading branded bottler of sparkling water and the leading independent beverage wholesaler to the on-premise trade.

     The Matthew Clark Acquisition has given the Company a presence in the United Kingdom and a platform for growth in the European market. The acquisition of Matthew Clark also offers potential benefits including distribution opportunities to market California-produced wine and U.S.-produced distilled spirits in the United Kingdom, as well as the potential to market Matthew Clark products in the United States.

     Through these and prior acquisitions, the Company has become more competitive by: diversifying its portfolio; developing strong market positions in the growing beverage alcohol product categories of varietal table wine and imported beer; strengthening its relationships with wholesalers; expanding its distribution and enhancing its production capabilities; and acquiring additional management, operational, marketing, and research and development expertise.

BUSINESS SEGMENTS

     The Company operates primarily in the beverage alcohol industry in North America and the United Kingdom. The Company reports its operating results in five segments: Canandaigua Wine (branded popular premium wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and distilled spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items).

     Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 15 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     CANANDAIGUA WINE

     Canandaigua Wine produces, bottles, imports and markets wine and brandy in the United States. It is the second largest supplier of wine in the United States and exports wine to approximately 60 countries from the United States. Canandaigua Wine sells table wine, dessert wine, sparkling wine and brandy. Its leading brands include Alice White, Almaden, Arbor Mist, Covey Run, Dunnewood, Estate Cellars, Inglenook, Manischewitz, Marcus James, Mystic Cliffs, Paul Masson, Talus, Taylor, Vendange, Vina Santa Carolina, Cook's, J. Roget, Richards Wild Irish Rose, and Paul Masson Grande Amber Brandy. Most of its wine is marketed in the $4.00 to $10.00 per 750 ml bottle price range.

     As a related part of its U.S. wine business, Canandaigua Wine is a leading grape juice concentrate producer in the United States. Grape juice concentrate competes with other domestically produced and imported fruit-based concentrates. Canandaigua Wine's other wine-related products and services include bulk wine, cooking wine, grape juice and St. Regis, a leading de-alcoholized line of wine in the United States.

     BARTON

     Barton produces, bottles, imports and markets a diversified line of beer and distilled spirits. It is the second largest marketer of imported beer in the United States and distributes six of the top 25 imported beer brands in the United States: Corona Extra, Modelo Especial, Corona Light, Pacifico, St. Pauli Girl, and Negra Modelo. Corona Extra is the best selling imported beer in the United States. Barton's other imported beer brands include Tsingtao from China, Peroni from Italy and Double Diamond and Tetley's English Ale from the United Kingdom. Barton also operates the Stevens Point Brewery, a regional brewer located in Wisconsin, which produces Point Special, among other brands.

     Barton is the fourth largest supplier of distilled spirits in the United States and exports distilled spirits to approximately 25 countries from the United States. Barton's principal distilled spirits brands include Black Velvet, Fleischmann's, Mr. Boston, Canadian LTD, Chi-Chi's prepared cocktails, Ten High, Montezuma, Barton, Monte Alban and Inver House. Substantially all of Barton's distilled spirits unit volume consists of products marketed in the value and mid-premium priced category. Barton also sells distilled spirits in bulk and provides contract production and bottling services for third parties.

     MATTHEW CLARK

     Matthew Clark is a leading producer and marketer of cider, wine and bottled water and a leading drinks wholesaler throughout the United Kingdom. Matthew Clark also exports its branded products to approximately 50 countries from the United Kingdom. Matthew Clark is the second largest producer and marketer of cider in the United Kingdom. Matthew Clark distributes its cider brands in both the on-premise and off-premise. Matthew Clark's leading cider brands include Blackthorn, the number two cider brand in the United Kingdom, Gaymer's Olde English, the United Kingdom's second largest cider brand in the take-home market, Diamond White and K.

     Matthew Clark's Stowells of Chelsea brand is the best selling branded table wine in the United Kingdom. Matthew Clark is the largest supplier of wine to the on-premise trade in the United Kingdom and maintains a leading market share position in fortified British wine through its QC and Stone's brand names. It also produces and markets Strathmore bottled water in the United Kingdom, the fourth largest bottled water brand and a leading sparkling water brand in the country.

     Matthew Clark is the leading independent beverage wholesaler to the on-premise trade in the United Kingdom and has one of the largest customer bases in the United Kingdom, with more than 16,000 on-premise accounts. Matthew Clark's wholesaling business involves the distribution of branded wine, distilled spirits, cider, beer and soft drinks. While these products are primarily produced by third parties, they also include Matthew Clark's branded cider and wine products.

     FRANCISCAN

     The Company's Franciscan segment is a major player in the super-premium and ultra-premium wine market. The Franciscan segment includes the prestigious Franciscan Oakville Estate (in Napa Valley, California), Estancia (in Monterey and Sonoma, California), Simi (in Sonoma, California), Mt. Veeder and Quintessa (in Napa Valley, California), and Veramonte (in the Casablanca Valley, Chile) wines. The portfolio of fine wines is supported by the division's winery and vineyard holdings in California and Chile. These brands are marketed by a dedicated sales force, primarily focusing on high-end restaurants and fine wine shops. Franciscan also exports its products to approximately 20 countries from the United States.

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

     The Company believes that the organization of its sales force into separate segments positions it to maintain a high degree of focus on each of its principal product categories. However, where appropriate, the Company leverages its sales and marketing skills across the organization, particularly in national accounts.

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

     UNITED KINGDOM

     The Company's U.K.-produced branded products are distributed throughout the United Kingdom by Matthew Clark. The products are packaged at one of three production facilities. Shipments of cider and wine are then made to Matthew Clark's national distribution center for branded products. All branded products are then distributed to either the on-premise or off-premise markets with some of the sales to on-premise customers made through Matthew Clark's wholesale business. Matthew Clark's wholesale products are distributed through 11 depots located throughout the United Kingdom. On-premise distribution channels include hotels, restaurants, pubs, wine bars and clubs. The off-premise distribution channels include grocers, convenience retail and cash-and-carry outlets.

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

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     The Company's products are sold under a number of trademarks, most of which are owned by the Company. The Company also produces and sells wine and distilled spirits products under exclusive license or distribution agreements. Important agreements include a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light and Imperial Spirits brands; and a long-term license agreement with the B. Manischewitz Company, which expires in 2042, for the Manischewitz brand of kosher wine. On September 30, 1998, under the provisions of an existing long-term license agreement, Nabisco Brands Company agreed to transfer to

Barton all of its right, title and interest to the corporate name "Fleischmann Distilling Company" and worldwide trademark rights to the "Fleischmann" mark for alcoholic beverages. Pending the completion of the assignment of such interests, the license will remain in effect. The Company also has other less significant license and distribution agreements related to the sale of wine and distilled spirits with terms of various durations.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit us from importing other beer from other producers from the same country. The Company's agreement to distribute Corona Extra and other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or of its subsidiaries involved in importing the Mexican beer brands, changes in the position of the Chief Executive Officer of Barton Beers, Ltd., including by death or disability, or the termination of the President of Barton Incorporated, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. The Company's agreement for the importation of St. Pauli Girl expires in June 2003. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that the Company's beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

     The Company owns the trademarks for most of the brands that were acquired in the Matthew Clark acquisition. The Company has a series of distribution agreements and supply agreements in the United Kingdom related to the sale of its products with varying terms and durations.

COMPETITION

     The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution. The
Company's beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores, a presence in restaurants and marketing focus by the Company's wholesalers. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which may have greater resources than the Company. In the United States, Canandaigua Wine's principal competitors include E & J Gallo Winery and The Wine Group. Barton's principal competitors include Heineken USA, Molson Breweries USA, Labatt's USA, Guinness Import Company, Brown-Forman Beverages, Jim Beam Brands and Heaven Hill Distilleries, Inc. Franciscan's principal competitors include Beringer Blass, Robert Mondavi Corp., and Kendall-Jackson. In the United Kingdom, Matthew Clark's principal competitors include H.P. Bulmer, Halewood Vintners, Waverley Vintners and Perrier. In connection with its wholesale business, Matthew Clark distributes the branded wine of third parties that compete directly against its own wine brands.

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

     The bourbon whiskeys, domestic blended whiskeys and light whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky. Following the Black Velvet Assets acquisition, the majority of the Company's Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. At its Albany, Georgia, facility, the Company produces all of the neutral grain spirits and whiskeys it uses in the production of vodka, gin and blended whiskey it sells to customers in the state of Georgia. The Company's requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin and vodka for sale outside of Georgia, and other spirits products, are purchased from various suppliers.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal components in the production of the Company's branded beverage alcohol products are packaging materials (primarily glass) and agricultural products, such as grapes and grain. The Company utilizes glass and polyethylene terephthalate ("PET") bottles and other materials such as caps, corks, capsules, labels and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company's cost of product sold. The glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company's glass bottle suppliers to satisfy the Company's requirements could adversely affect the Company's operations.

     Most of the Company's annual grape requirements are satisfied by purchases from each year's harvest which normally begins in August and runs through October. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event demand for certain wine products exceeds expectations, the Company could experience shortages.

     The Company purchases grapes from approximately 800 independent growers, principally in the San Joaquin Valley and Monterey regions of California and in New York State. The Company enters into written purchase agreements with a majority of these growers on a year-to-year basis. The Company currently owns or leases approximately 8,000 acres of land and vineyards, either fully bearing or under development, in California, New York and Chile. This acreage supplies only a small percentage of the Company's total needs. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

     The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources through contractual arrangements and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

     The Company manufactures cider, perry, light and fortified British wine from materials that are purchased either on a contracted basis or on the open market. In particular, supplies of cider apples are sourced through long-term supply arrangements with owners of apple orchards. There are adequate supplies of the various raw materials at this particular time.

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

EMPLOYEES

     The Company had approximately 3,000 full-time employees in the United States at the end of April 2001, of which approximately 830 were covered by collective bargaining agreements. Additional workers may be employed by the Company during the grape crushing season.

     The Company had approximately 1,770 full-time employees in the United Kingdom at the end of April 2001, of which approximately 410 were covered by collective bargaining agreements. Additional workers may be employed during the peak season.

     The Company had approximately 220 full-time employees in Canada at the end of April 2001, of which approximately 160 were covered by collective bargaining agreements.

     The Company considers its employee relations generally to be good.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including the statements under this Item 1 "Business" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our business strategy, future financial position, prospects, plans and objectives of management, as well as information concerning expected actions of third parties are forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, important factors that could cause actual results to differ materially from those set forth in, or implied by the Company's forward-looking statements contained in this Annual Report on Form 10-K are as follows:

COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     The Company is in a highly competitive industry and the dollar amount, and unit volume, of its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of our wholesale customers, retailers or consumers to purchase competitive products instead of the Company's products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company's products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their supply of, or consumer demand for, the Company's products. The Company could also experience higher than expected selling, general and administrative expenses if the Company finds it necessary to increase the number of its personnel or advertising or promotional expenditures to maintain its competitive position or for other reasons.

INCREASE IN EXCISE TAXES AND GOVERNMENT RESTRICTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     In the United States, the federal government and individual states impose excise taxes on beverage alcohol products in varying amounts which have been subject to change. Increases in excise taxes on beverage alcohol products, if enacted, could materially and adversely affect the Company's financial condition or results of operations. In addition, the beverage alcohol products industry is subject to extensive regulation by state and federal agencies. The federal U.S. Bureau of Alcohol, Tobacco and Firearms and the various state liquor authorities regulate such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. In recent years, federal and state regulators have required warning labels and signage. In the United Kingdom, Matthew Clark carries on its operations under a Customs and Excise License. Licenses are required for all premises where wine is produced. Matthew Clark holds a license to act as an excise warehouse operator and registrations have been secured for the production of cider and bottled water. New or revised regulations or increased licensing fees and requirements could have a material adverse effect on the Company's financial condition or results of operations.

THE COMPANY RELIES ON THE PERFORMANCE OF WHOLESALE DISTRIBUTORS FOR THE SUCCESS OF ITS BUSINESS.

     In the  United  States,  the  Company  sells its  products  principally  to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. The replacement or poor performance of the Company's major wholesalers or the Company's inability to collect accounts receivable from the Company's major wholesalers could materially and adversely affect the Company's results of operations and financial condition. Distribution channels for beverage alcohol products have been characterized in recent years by rapid change, including consolidations of certain wholesalers. In addition, wholesalers and retailers of the Company's products offer products which compete directly with the Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that these wholesalers or retailers may give higher priority to products of the Company's competitors. In the future, the Company's wholesalers and retailers may not continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

THE COMPANY'S BUSINESS COULD BE ADVERSELY AFFECTED BY A GENERAL DECLINE IN THE CONSUMPTION OF PRODUCTS THE COMPANY SELLS.

     In the United States the overall per capita consumption of beverage alcohol products by adults (ages 21 and over) has declined substantially over the past 20 years. These declines have been caused by a variety of factors including:

     - increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

     - a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;

     -    the increased activity of anti-alcohol consumer groups; and

     -    increased federal and state excise taxes.

THE COMPANY GENERALLY DOES NOT HAVE LONG-TERM SUPPLY CONTRACTS AND THE COMPANY IS SUBJECT TO SUBSTANTIAL PRICE FLUCTUATIONS FOR GRAPES AND GRAPE-RELATED MATERIALS; THE COMPANY HAS A LIMITED GROUP OF SUPPLIERS OF GLASS BOTTLES.

     The Company's business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. The Company could experience raw material supply, production or shipment difficulties which could adversely affect the Company's ability to supply goods to its customers. The Company is also directly affected by increases in the costs of such raw materials. In the past, the Company has experienced dramatic increases in the cost of grapes. Although the Company believes it has adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, the Company could experience shortages. In addition, one of the Company's largest components of cost of goods sold is that of glass bottles, which have only a small number of producers. The inability of any of the Company's glass bottle suppliers to satisfy its requirements could adversely affect the Company's business.

CURRENCY RATE FLUCTUATIONS/FOREIGN OPERATIONS.

     The Company has operations in different countries and, therefore, is subject to the risks associated with currency fluctuations. The Company could experience changes in its ability to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates. The Company could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may affect the Company's results, especially to the extent these matters, or the decisions, policies or economic strength of the Company's suppliers, affect the Company's foreign operations or imported beer products.

THE COMPANY'S ACQUISITION STRATEGY MAY NOT BE SUCCESSFUL.

     The Company has recently made a number of acquisitions and anticipates that it may, from time to time, acquire additional businesses, assets or securities of companies that the Company believes would provide a strategic fit with its business. Any other acquired business will need to be integrated with the Company's existing operations. There can be no assurance that the Company will effectively assimilate the business or product offerings of acquired companies into its business or product offerings. Any acquisitions also will be accompanied by risks such as potential exposure to unknown liabilities of acquired companies, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the Company's business, the diversion of management time and attention, the impairment of relationships with and the possible loss of key employees and customers of the acquired business, and the incurrence of amortization expenses if any acquisition is accounted for as a purchase. The Company's failure to adequately manage the risks associated with any acquisition could have a material adverse effect on the Company's financial condition or results of operations.

THE TERMINATION OR NON-RENEWAL OF IMPORTED BEER DISTRIBUTION AGREEMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products which are subject to renewal from time to time. Our exclusive agreement to distribute Corona Extra and our other Mexican beer brands in 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain personnel and other terms of the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or its subsidiaries involved in importing the Mexican beer brands, or changes in the chief executive officer of such subsidiaries, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes that it is currently in compliance with all of its material imported beer distribution agreements. From time to time the Company has failed, and may in the future fail, to satisfy certain performance criteria in the Company's distribution agreements. It is possible that the Company's beer distribution agreements may not be renewed or may be terminated prior to expiration.

THE COMPANY'S INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL HEALTH.

     The Company has incurred substantial indebtedness to finance its acquisitions and may incur substantial additional indebtedness in the future to finance further acquisitions. The Company's ability to satisfy its financial obligations under the Company's indebtedness outstanding from time to time will depend upon the Company's future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Therefore, there can be no assurance that the Company's cash flow from operations will be sufficient to meet all of its debt service requirements and to fund its capital expenditure requirements.

     The Company's current and future debt service obligations and covenants could have important consequences. Such obligations and covenants, include and may include the following:

     - the Company's ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;

     - a significant portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations;

     - the Company is subject to restrictive covenants that could limit its ability to conduct its business; and

     - the Company may be more vulnerable to adverse economic conditions than less leveraged competitors and, thus, may be limited in its ability to withstand competitive pressures.

     The restrictive covenants included in the Company's senior credit facility and its indentures include, among others, those restricting additional liens, additional borrowing, the sale of assets, changes of control, the payment of dividends, transactions with affiliates, the making of investments and certain other fundamental changes. The senior credit facility also contains restrictions on acquisitions and certain financial ratio tests including a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. These restrictions could limit the Company's ability to conduct business. A failure to comply with the obligations contained in the senior credit facility or its indentures could result in an event of default under such agreements, which could require the Company to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.

                      -------------------------------------


ITEM 2.  PROPERTIES
-------  ----------

     The Company consists of four business operating segments. Through these business segments, the Company currently operates wineries, distilling plants, bottling plants, a brewery, cider and water producing facilities, most of which include warehousing and distribution facilities on the premises. The Company also operates separate distribution centers under the Matthew Clark segment's wholesaling business. The Company believes that all of our facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future. The Company's corporate headquarters are located in offices leased in Fairport, New York.

     CANANDAIGUA WINE

     Canandaigua Wine maintains its headquarters in owned and leased offices in Canandaigua, New York. It operates three wineries in New York, located in Canandaigua, Naples and Batavia; six wineries in California, located in Madera, Gonzales, Lodi, Escalon, Fresno and Ukiah; three wineries in Washington, located in Woodinville, Sunnyside and Zillah; and one winery in Caldwell, Idaho. All of the facilities in which these wineries operate are owned, except for the wineries in Batavia, New York; Caldwell, Idaho; and Woodinville, Washington, which are leased. Canandaigua Wine considers its principal wineries to be the Mission Bell winery in Madera, California; the Canandaigua winery in
Canandaigua, New York; and the Riverland Vineyards winery in Gonzales, California. The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces grape juice concentrate. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The Riverland Vineyards winery crushes grapes and produces, bottles and distributes wine for Canandaigua Wine's account and, on a contractual basis, for third parties.

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

     In the United States, Barton also operates a brewery and three bottling plants. The brewery is located in Stevens Point, Wisconsin; and the bottling plants are located in Atlanta, Georgia; Owensboro, Kentucky; and Carson, California. All of these facilities are owned by Barton except for the bottling plant in Carson, California, which is operated and leased through an arrangement involving an ongoing management contract. Barton considers the bottling plant located in Owensboro, Kentucky to be one of its principal facilities. The
Owensboro facility bottles and warehouses distilled spirits products for Barton's account and is also utilized for contract bottling.

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

     Matthew Clark operates a National Distribution Centre, located at Severnside, England to distribute its products that are produced at the Bristol and Shepton Mallet facilities. This distribution facility is leased by Matthew Clark. To support its wholesaling business, Matthew Clark operates 11 distribution centers located throughout the United Kingdom, all of which are leased. These 11 distribution centers are used to distribute products produced by third parties, as well as by Matthew Clark. Matthew Clark has been and will continue consolidating the operations of its wholesaling distribution centers.

     FRANCISCAN

     Franciscan maintains its headquarters in offices owned in Rutherford, California. Through this segment the Company owns and operates four wineries in the United States and, through a majority owned subsidiary, operates one winery in Chile. All four wineries in the United States are located in the state of California, in Rutherford, Healdsburg, Monterey and Mt. Veeder, and the winery in Chile is located in the Casablanca Valley. Franciscan considers its principal wineries to be those located in Rutherford, California; Healdsburg, California; Monterey, California; and the Casablanca Valley, Chile. The wineries in Rutherford, California; Healdsburg, California; and the Casablanca Valley, Chile crush grapes, vinify, cellar and bottle wine. The winery in Monterey, California crushes, vinifies and cellars wine.

     Franciscan also owns and leases approximately 2,800 plantable acres of vineyards in California and approximately 1,000 plantable acres of vineyards in Chile.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  --------------------------------------------------

     Not Applicable.


EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the current executive officers of the Company is as follows:

NAME                         AGE    OFFICE HELD
----                         ---    -----------
Richard Sands                50     Chairman of the Board, President and Chief
                                    Executive Officer
Robert Sands                 42     Group President
Peter Aikens                 62     President and Chief Executive Officer of
                                    Matthew Clark plc
Alexander L. Berk            51     President and Chief Executive Officer of
                                    Barton Incorporated
Agustin Francisco Huneeus    35     President of Franciscan Vineyards, Inc.
Jon Moramarco                44     President and Chief Executive Officer of
                                    Canandaigua Wine Company, Inc.
Thomas J. Mullin             49     Executive Vice President and General Counsel
George H. Murray             54     Executive Vice President and Chief Human
                                    Resources Officer
Thomas S. Summer             47     Executive Vice President and Chief Financial
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

     Peter Aikens serves as President and Chief Executive Officer of Matthew Clark plc, a wholly owned subsidiary of the Company. In this capacity, Mr. Aikens is in charge of the Company's Matthew Clark segment, and has been since the Company acquired control of Matthew Clark in December 1998. He has been the Chief Executive Officer of Matthew Clark plc since May 1990 and has been in the brewing and drinks industry for most of his career.

     Alexander L. Berk serves as President and Chief Executive Officer of Barton Incorporated, a wholly owned subsidiary of the Company. In this capacity, Mr. Berk is in charge of the Company's

Barton segment. From 1990 until February 1998, Mr. Berk was President and Chief Operating Officer of Barton and from 1988 to 1990, he was the President and Chief Executive Officer of Schenley Industries. Mr. Berk has been in the beverage alcohol industry for most of his career, serving in various positions.

     Agustin Francisco Huneeus serves as President of Franciscan Vineyards, Inc., a wholly owned subsidiary of the Company. In this capacity, Mr. Huneeus is in charge of the Company's Franciscan segment. Since December 1995 and prior to becoming President on May 15, 2000, he served in various positions with Franciscan, the last of which was Senior Vice President, Sales and Marketing. From June 1994 to December 1995, he was an associate in the branded consumer venture group of Hambrecht & Quist.

     Jon Moramarco joined Canandaigua Wine Company, Inc., a wholly owned subsidiary of the Company, in November 1999 as its President and Chief Executive Officer. In this capacity, Mr. Moramarco is in charge of the Company's Canandaigua Wine segment. Prior to joining Canandaigua Wine Company, Inc., he served as President and Chief Executive Officer of Allied Domecq Wines, USA since 1992. Mr. Moramarco has more than 15 years of diverse experience in the wine industry, including prior service as Chairman of the American Vintners Association, a national wine trade organization.

     Thomas J. Mullin joined the Company as Executive Vice President and General Counsel on May 30, 2000. Prior to joining the Company, Mr. Mullin served as President and Chief Executive Officer of TD Waterhouse Bank, NA since February 2000, of CT USA, F.S.B. since September 1998, and of CT USA, Inc. since March 1997. He also served as Executive Vice President, Business Development and Corporate Strategy of C.T. Financial Services, Inc. from March 1997 through February 2000. From 1985 through 1997, Mr. Mullin served as Vice Chairman and Senior Executive Vice President of First Federal Savings and Loan Association of Rochester, New York and from 1982 through 1985, he was a partner in the law firm of Phillips, Lytle, Hitchcock, Blaine & Huber.

     George H. Murray joined the Company in April 1997 as Senior Vice President and Chief Human Resources Officer and in April 2000 was elected Executive Vice President. From August 1994 to April 1997, Mr. Murray served as Vice President - Human Resources and Corporate Communications of ACC Corp., an international long distance reseller. For eight and a half years prior to that, he served in various senior management positions with First Federal Savings and Loan
Association of Rochester, New York, including the position of Senior Vice President of Human Resources and Marketing from 1991 to 1994.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS
         -------

     On September 19, 2000, when the Company changed its name to Constellation Brands, Inc., the Company's Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") began trading on the New York Stock Exchange(R) ("NYSE") under the symbols STZ and STZ.B, respectively. From October 12, 1999, to September 18, 2000, the Company's Class A Stock and Class B Stock traded on the NYSE under the symbols CDB and CDB.B, respectively. Prior to October 12, 1999, the Company's Class A Stock and Class B Stock traded on the Nasdaq Stock Market(R) ("NASDAQ") under the symbols CBRNA and CBRNB, respectively. (The Company delisted voluntarily its securities from NASDAQ in order to list its Class A Stock and Class B Stock on the NYSE.)

     The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock, as adjusted to give retroactive effect to the May 14, 2001, two-for-one stock split. With respect to the first two quarters of Fiscal 2000, the high and low sales prices of the Class A Stock and the Class B Stock reflect trades on the NASDAQ. For the 3rd Quarter of Fiscal 2000, the high and low sales prices of the Class A Stock reflect trades on the NASDAQ and the NYSE, respectively, and the high and low sales prices of the Class B Stock reflect trades on the NASDAQ. For the 4th Quarter of Fiscal 2000 and for all periods of Fiscal 2001, the high and low sales prices of the Class A Stock and Class B Stock reflect trades on the NYSE.

                                    CLASS A STOCK
                 -----------------------------------------------------
                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                 -----------   -----------   -----------   -----------
Fiscal 2000
   High          $   27.63     $   30.19     $   30.59     $   27.34
   Low           $   22.69     $   21.44     $   26.50     $   23.38

Fiscal 2001
   High          $   27.88     $   27.78     $   29.22     $   34.30
   Low           $   20.19     $   21.91     $   22.94     $   23.50


                                    CLASS B STOCK
                 -----------------------------------------------------
                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                 -----------   -----------   -----------   -----------
Fiscal 2000
   High          $   26.50     $   30.00     $   30.38     $   28.88
   Low           $   23.75     $   22.13     $   28.00     $   24.50

Fiscal 2001
   High          $   27.00     $   27.50     $   28.06     $   33.50
   Low           $   21.25     $   24.13     $   24.00     $   24.50


     At May 15, 2001, the number of holders of record of Class A Stock and Class B Stock of the Company were 961 and 263, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current senior credit facility, the Company's indenture for its $130 million 8 3/4% Senior Subordinated Notes due December 2003, its indenture for its $65 million 8 3/4% Series C Senior Subordinated Notes due December 2003, its indenture for its $200 million 8 1/2% Senior Subordinated Notes due March 2009, its indenture for its $200 million 8 5/8% Senior Notes due August 2006, its indenture for its $200 million 8% Senior Notes due February 2008, its indenture for its (pound)1 million 8 1/2% Series B Senior Notes due November 2009 and its (pound)154 million 8 1/2% Series C Senior Notes due November 2009 restrict the payment of cash dividends. On April 10, 2001, the Company's

Board of Directors approved a two-for-one split of both the Company's Class A Stock and Class B Stock, which was distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. All share and per share amounts have been retroactively restated to give effect to the common stock split.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                        FOR THE          FOR THE                   FOR THE YEARS ENDED
                                       YEAR ENDED       YEAR ENDED                     FEBRUARY 28,
                                      FEBRUARY 28,     FEBRUARY 29,    -------------------------------------------
                                          2001             2000            1999            1998           1997
                                      ------------     ------------    ------------    ------------   ------------
(in thousands, except per share data)
Gross sales                           $  3,154,294     $  3,088,699    $  1,984,801    $  1,632,357   $  1,534,452
Less-excise taxes                         (757,609)        (748,230)       (487,458)       (419,569)      (399,439)
                                      ------------     ------------    ------------    ------------   ------------
  Net sales                              2,396,685        2,340,469       1,497,343       1,212,788      1,135,013
Cost of product sold                    (1,639,230)      (1,618,009)     (1,049,309)       (869,038)      (812,812)
                                      ------------     ------------    ------------    ------------   ------------
  Gross profit                             757,455          722,460         448,034         343,750        322,201
Selling, general and
  administrative expenses                 (486,587)        (481,909)       (299,526)       (231,680)      (208,991)
Nonrecurring charges                          -              (5,510)         (2,616)           -              -
                                      ------------     ------------    ------------    ------------   ------------
  Operating income                         270,868          235,041         145,892         112,070        113,210
Interest expense, net                     (108,631)        (106,082)        (41,462)        (32,189)       (34,050)
                                      ------------     ------------    ------------    ------------   ------------
  Income before taxes and
    extraordinary item                     162,237          128,959         104,430          79,881         79,160
Provision for income taxes                 (64,895)         (51,584)        (42,521)        (32,751)       (32,977)
                                      ------------     ------------    ------------    ------------   ------------
  Income before
    extraordinary item                      97,342           77,375          61,909          47,130         46,183
Extraordinary item, net of
  income taxes                                -                -            (11,437)           -              -
                                      ------------     ------------    ------------    ------------   ------------
Net income                            $     97,342     $     77,375    $     50,472    $     47,130   $     46,183
                                      ============     ============    ============    ============   ============

Earnings per common share:
  Basic:
    Income before
      extraordinary item              $       2.65     $       2.14    $       1.69    $       1.26           1.19
    Extraordinary item                        -                -              (0.31)           -              -
                                      ------------     ------------    ------------    ------------   ------------
    Earnings per common
      share - basic                   $       2.65     $       2.14    $       1.38    $       1.26   $       1.19
                                      ============     ============    ============    ============   ============
  Diluted:
    Income before
      extraordinary item              $       2.60     $       2.09    $       1.65    $       1.23   $       1.18
    Extraordinary item                        -                -              (0.30)           -              -
                                      ------------     ------------    ------------    ------------   ------------
    Earnings per common
      share - diluted                 $       2.60     $       2.09    $       1.35    $       1.23   $       1.18
                                      ============     ============    ============    ============   ============

Total assets                          $  2,512,169     $  2,348,791    $  1,793,776    $  1,090,555   $  1,043,281
                                      ============     ============    ============    ============   ============
Long-term debt                        $  1,307,437     $  1,237,135    $    831,689    $    309,218   $    338,884
                                      ============     ============    ============    ============   ============

     For the fiscal year ended February 28, 2001, and for the fiscal year ended February 29, 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and Notes to Consolidated Financial Statements as of February 28, 2001, under Item 8 of this Annual Report on Form 10-K.

     On April 10, 2001, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. All share and per share amounts have been retroactively restated to give effect to the common stock split.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The Company is a leader in the production and marketing of beverage alcohol brands in North America and the United Kingdom, and a leading independent drinks wholesaler in the United Kingdom. As the second largest supplier of wine, the second largest importer of beer and the fourth largest supplier of distilled spirits, the Company is the largest single-source supplier of these products in the United States. In the United Kingdom, the Company is a leading marketer of wine and the second largest producer and marketer of cider.

     The Company reports its operating results in five segments: Canandaigua Wine (branded popular premium wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and distilled spirits); Matthew Clark (branded wine, cider, and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items).

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 28, 2001 ("Fiscal 2001"), compared to the year ended February 29, 2000 ("Fiscal 2000"), and Fiscal 2000 compared to the year ended February 28,
1999 ("Fiscal 1999"), and (ii) financial liquidity and capital resources for Fiscal 2001. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RECENT DEVELOPMENTS

     COMMON STOCK SPLIT

     On April 10, 2001, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. All share and per share amounts have been retroactively restated to give effect to the common stock split.

     PENDING ACQUISITION OF RAVENSWOOD WINERY

     On April 10, 2001, the Company and Ravenswood Winery, Inc. ("Ravenswood") announced that they entered into a merger agreement under which the Company will acquire Ravenswood, a leading premium wine producer based in Sonoma, California. Under the terms of the merger agreement, the Company will pay $29.50 in cash for each outstanding share of Ravenswood, or approximately $148 million, and assume net debt, which the Company does not expect to be significant at the time of closing.

     Ravenswood produces, markets and sells super-premium and ultra-premium California wines primarily under the Ravenswood brand name. The vast majority of the wines Ravenswood produces and sells are red wines, including the number one super-premium Zinfandel in the United States. The Company intends to manage Ravenswood through its Franciscan segment.

     The proposed Ravenswood acquisition is in line with the Company's strategy of further penetrating the faster growing, higher gross profit margin super-premium and ultra-premium wine categories. The transaction is subject to satisfaction of customary closing conditions and is expected to close in late June or early July 2001. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all.

     ACQUISITION OF THE CORUS ASSETS

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquired operations are being integrated into the Company's Canandaigua Wine segment.

     ACQUISITION OF THE TURNER ROAD VINTNERS ASSETS

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The acquired operations are being integrated into the Company's Canandaigua Wine segment. The acquisition of the Turner Road Vintners Assets is significant and the Company expects it to have a material impact on the Company's future results of operations.

ACQUISITIONS IN FISCAL 2001, FISCAL 2000 AND FISCAL 1999

     ACQUISITION OF FORTH WINES

     On October 27, 2000, Matthew Clark acquired all of the outstanding stock of Forth Wines, a wine and spirit wholesaler operating primarily in Scotland. The results of operation from the Forth Wines acquisition are reported in the Matthew Clark segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     ACQUISITIONS OF FRANCISCAN ESTATES AND SIMI

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Estates and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively the "Franciscan Acquisition"). Also on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi. (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition".) The Simi Acquisition included the Simi winery (located in Healdsburg, California), equipment, vineyards, inventory and worldwide ownership of the Simi brand name. The results of operations from the Franciscan and Simi Acquisitions (collectively, "Franciscan") are reported together in the Franciscan segment and have been included in the consolidated results of operation of the Company since the date of acquisition. On February 29, 2000, Simi was merged into Franciscan Estates.

     ACQUISITION OF THE BLACK VELVET ASSETS

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


RESULTS OF OPERATIONS
---------------------

FISCAL 2001 COMPARED TO FISCAL 2000

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2001 and Fiscal 2000.

                                    Fiscal 2001 Compared to Fiscal 2000
                                  ---------------------------------------
                                                 Net Sales
                                  ---------------------------------------
                                                               %Increase/
                                     2001           2000       (Decrease)
                                  -----------    -----------   ----------
Canandaigua Wine:
  Branded:
    External customers            $   603,948    $   623,796       (3.2)%
    Intersegment                        6,451          5,524       16.8 %
                                  -----------    -----------
    Total Branded                     610,399        629,320       (3.0)%
                                  -----------    -----------
  Other:
    External customers                 61,480         81,442      (24.5)%
    Intersegment                       16,562          1,146     1345.2 %
                                  -----------    -----------
    Total Other                        78,042         82,588       (5.5)%
                                  -----------    -----------
Canandaigua Wine net sales        $   688,441    $   711,908       (3.3)%
                                  -----------    -----------
Barton:
  Beer                            $   659,371    $   570,380       15.6 %
  Spirits                             285,743        267,762        6.7 %
                                  -----------    -----------
Barton net sales                  $   945,114    $   838,142       12.8 %
                                  -----------    -----------

                                    Fiscal 2001 Compared to Fiscal 2000
                                  ---------------------------------------
                                                 Net Sales
                                  ---------------------------------------
                                                               %Increase/
                                     2001           2000       (Decrease)
                                  -----------    -----------   ----------
Matthew Clark:
  Branded:
    External customers            $   285,717    $   313,027       (8.7)%
    Intersegment                        1,193             75     1490.7 %
                                  -----------    -----------
    Total Branded                     286,910        313,102       (8.4)%
  Wholesale                           404,209        416,644       (3.0)%
                                  -----------    -----------
Matthew Clark net sales           $   691,119    $   729,746       (5.3)%
                                  -----------    -----------
Franciscan:
  External customers              $    92,898    $    62,046       49.7 %
  Intersegment                            217             73      197.3 %
                                  -----------    -----------
Franciscan net sales              $    93,115    $    62,119       49.9 %
                                  -----------    -----------
Corporate Operations and Other    $     3,319    $     5,372      (38.2)%
                                  -----------    -----------
Intersegment eliminations         $   (24,423)   $    (6,818)     258.2 %
                                  -----------    -----------
Consolidated Net Sales            $ 2,396,685    $ 2,340,469        2.4 %
                                  ===========    ===========


     Net sales for Fiscal 2001 increased to $2,396.7 million from $2,340.5 million for Fiscal 2000, an increase of $56.2 million, or 2.4%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Fiscal 2001 decreased to $688.4 million from $711.9 million for Fiscal 2000, a decrease of $23.5 million, or (3.3)%. The decline resulted primarily from a decrease in table wine sales, a decrease in sparkling wine sales as third quarter 2000 included the impact of sales associated with Millennium activities, and a decrease in grape juice concentrate sales. These decreases were partially offset by increases in sales of Paul Masson Grande Amber and Arbor Mist.

     Barton
     ------

     Net sales for Barton for Fiscal 2001 increased to $945.1 million from $838.1 million for Fiscal 2000, an increase of $107.0 million, or 12.8%. This increase resulted primarily from volume growth and selling price increases in the Mexican beer portfolio, selling price increases on tequila products and the inclusion of $11.3 million of incremental net sales during the first quarter of Fiscal 2001 from the Canadian whisky brands acquired as part of the Black Velvet Assets acquisition, which was completed in April 1999.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Fiscal 2001 decreased to $691.1 million from $729.7 million for Fiscal 2000, a decrease of $38.6 million, or (5.3)%. This decrease resulted primarily from an adverse foreign currency impact of $58.8 million. On a local currency basis, net sales increased 2.8% primarily due to an increase in wholesale sales, including sales from the recent Forth Wines acquisition, an increase in branded table wine sales, and an increase in packaged cider sales. These increases were partially offset by decreases in private label cider and draft cider sales.

     Franciscan
     ----------

     Net sales for Franciscan for Fiscal 2001 increased to $93.1 million from $62.1 million for Fiscal 2000, an increase of $31.0 million, or 49.9%. As the acquisition of Franciscan was completed in June

1999, this increase resulted primarily from the inclusion of $21.9 million of net sales from the first quarter of Fiscal 2001 and from selling price increases instituted during the second quarter of Fiscal 2001.

     GROSS PROFIT

     The Company's gross profit increased to $757.5 million for Fiscal 2001 from $722.5 million for Fiscal 2000, an increase of $35.0 million, or 4.8%. The dollar increase in gross profit was primarily related to volume growth and selling price increases in the Company's Mexican beer portfolio, sales attributable to the acquisitions of Franciscan (completed in June 1999) and the Black Velvet Assets (completed in April 1999), and increases in Franciscan's selling prices. These increases were partially offset by an adverse foreign currency impact. As a percent of net sales, gross profit increased to 31.6% for Fiscal 2001 from 30.9% for Fiscal 2000, resulting primarily from sales of higher-margin distilled spirits and super-premium and ultra-premium wine acquired in the acquisitions of the Black Velvet Assets and Franciscan, respectively, and from improved margins resulting from selling price increases in the Company's imported beer business and the Franciscan fine wine portfolio, as well as cost improvements in Matthew Clark's cider and wholesale businesses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $486.6 million for Fiscal 2001 from $481.9 million for Fiscal 2000, an increase of $4.7 million, or 1.0%. The dollar increase in selling, general and administrative expenses resulted primarily from an increase in selling expenses in all operating segments, the inclusion of the Franciscan business and expenses related to the brands acquired in the Black Velvet Assets acquisition for a full year in Fiscal 2001, and an increase in expenses in Corporate Operations. These increases were partially offset by a decrease in advertising and promotion expenses, primarily in Canandaigua Wine, and a favorable foreign currency impact. Selling, general and administrative expenses as a percent of net sales decreased to 20.3% for Fiscal 2001 as compared to 20.6% for Fiscal 2000 as the percent increase in net sales for Fiscal 2001 was greater than the percent increase in selling, general and administrative expenses for Fiscal 2001.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in Fiscal 2000 related to the closure of a cider production facility within the Matthew Clark operating segment in the United Kingdom ($2.9 million) and to a management reorganization within the Canandaigua Wine operating segment ($2.6 million). No such charges were incurred in Fiscal 2001.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2001 and Fiscal 2000.

                                           Fiscal 2001 Compared to Fiscal 2000
                                          -------------------------------------
                                                 Operating Income/(Loss)
                                          -------------------------------------
                                             2001         2000       % Increase
                                          ----------   ----------    ----------
Canandaigua Wine                          $   50,789   $   46,778          8.6%
Barton                                       167,680      142,931         17.3%
Matthew Clark                                 48,961       48,473          1.0%
Franciscan                                    24,495       12,708         92 8%
Corporate Operations and Other               (21,057)     (15,849)        32.9%
                                          ----------   ----------
Consolidated Operating Income             $  270,868   $  235,041         15.2%
                                          ==========   ==========

     As a result of the above factors, operating income increased to $270.9 million for Fiscal 2001 from $235.0 million for Fiscal 2000, an increase of $35.8 million, or 15.2%. Exclusive of the aforementioned $2.6 million in nonrecurring charges, operating income for the Canandaigua Wine operating segment increased 2.9% in Fiscal 2001 from $49.3 million in Fiscal 2000. Operating income for the Matthew Clark operating segment, excluding the aforementioned nonrecurring charges of $2.9 million, decreased 4.8% in Fiscal 2001 from $51.4 million in Fiscal 2000.

     INTEREST EXPENSE, NET

     Net interest expense increased to $108.6 million for Fiscal 2001 from $106.1 million for Fiscal 2000, an increase of $2.5 million, or 2.4%. The increase resulted primarily from an increase in the average interest rate which was partially offset by a decrease in average borrowings.

     NET INCOME

     As a result of the above factors, net income increased to $97.3 million for Fiscal 2001 from $77.4 million for Fiscal 2000, an increase of $20.0 million, or 25.8%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 2001 were $341.3 million, an increase of $41.5 million over EBITDA of $299.8 million for Fiscal 2000. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

FISCAL 2000 COMPARED TO FISCAL 1999

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2000 and Fiscal 1999.

                                     Fiscal 2000 Compared to Fiscal 1999
                                    -------------------------------------
                                                  Net Sales
                                    -------------------------------------
                                       2000          1999       %Increase
                                    -----------   -----------   ---------
Canandaigua Wine:
  Branded:
    External customers              $   623,796   $   598,782        4.2%
    Intersegment                          5,524          -           N/A
                                    -----------   -----------
    Total Branded                       629,320       598,782        5.1%
                                    -----------   -----------
  Other:
    External customers                   81,442        70,711       15.2%
    Intersegment                          1,146          -           N/A
                                    -----------   -----------
    Total Other                          82,588        70,711       16.8%
                                    -----------   -----------
Canandaigua Wine net sales          $   711,908   $   669,493        6.3%
                                    -----------   -----------
Barton:
  Beer                              $   570,380   $   478,611       19.2%
  Spirits                               267,762       185,938       44.0%
                                    -----------   -----------
Barton net sales                    $   838,142   $   664,549       26.1%
                                    -----------   -----------

                                     Fiscal 2000 Compared to Fiscal 1999
                                    -------------------------------------
                                                  Net Sales
                                    -------------------------------------
                                       2000          1999       %Increase
                                    -----------   -----------   ---------
Matthew Clark:
  Branded:
    External customers              $   313,027   $    64,879      382.5%
    Intersegment                             75          -           N/A
                                    -----------   -----------
    Total Branded                       313,102        64,879      382.6%
  Wholesale                             416,644        93,881      343.8%
                                    -----------   -----------
Matthew Clark net sales             $   729,746   $   158,760      359.7%
                                    -----------   -----------
Franciscan:
  External customers                $    62,046   $      -           N/A
  Intersegment                               73          -           N/A
                                    -----------   -----------
Franciscan net sales                $    62,119   $      -           N/A
                                    -----------   -----------
Corporate Operations and Other      $     5,372   $     4,541       18.3%
                                    -----------   -----------
Intersegment eliminations           $    (6,818)  $      -           N/A
                                    -----------   -----------
Consolidated Net Sales              $ 2,340,469   $ 1,497,343       56.3%
                                    ===========   ===========

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

     GROSS PROFIT

     The Company's gross profit increased to $722.5 million for Fiscal 2000 from $448.0 million for Fiscal 1999, an increase of $274.4 million, or 61.3%. The dollar increase in gross profit was primarily related to sales attributable to the acquisitions of Matthew Clark, the Black Velvet Assets and Franciscan,
all completed after the third quarter of Fiscal 1999, as well as increased Barton beer and Canandaigua Wine branded wine sales. As a percent of net sales, gross profit increased to 30.9% for Fiscal 2000 from 29.9% for Fiscal 1999. The increase in the gross profit margin resulted primarily from the sales of higher-margin distilled spirits and super-premium and ultra-premium wine acquired in the acquisitions of the Black Velvet Assets and Franciscan, respectively.

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

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2000 and Fiscal 1999.

                                      Fiscal 2000 Compared to Fiscal 1999
                                    ---------------------------------------
                                            Operating Income/(Loss)
                                    ---------------------------------------
                                        2000          1999        %Increase
                                    ----------     ----------     ---------
Canandaigua Wine                    $   46,778     $   46,283          1.1%
Barton                                 142,931        102,624         39.3%
Matthew Clark                           48,473          8,998        438.7%
Franciscan                              12,708           -             N/A
Corporate Operations and Other         (15,849)       (12,013)        31.9%
                                    ----------     ----------
Consolidated Operating Income       $  235,041     $  145,892         61.1%
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

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 2000 were $299.8 million, an increase of $115.3 million over EBITDA of $184.5 million for Fiscal 1999. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.


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

FISCAL 2001 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Fiscal 2001 was $103.8 million, which resulted from $177.5 million in net income adjusted for noncash items, less $73.8 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from increases in inventories and accounts receivable, and a decrease in accounts payable, partially offset by an increase in accrued excise taxes.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Fiscal 2001 was $70.7 million, which resulted primarily from capital expenditures of $68.2 million, including $16.8 million for vineyards.

     Net cash provided by financing activities for Fiscal 2001 was $83.4 million, which resulted primarily from proceeds of $319.4 million from the issuance of long-term debt, including $200.0 million incurred in connection with the acquisition of the Turner Road Vintners' Assets and (pound)80.0 million ($119.4 million upon issuance, net of $0.6 million unamortized discount) of 8 1/2% Sterling Series C Senior Notes used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. This amount was partially offset by principal payments of long-term debt of $221.9 million, which included $27.5 million of scheduled and required principal payments and $75.0 million of principal prepayments.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of May 29, 2001, the Company had purchased 2,037,672 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $22.02 per share.

DEBT

     Total debt outstanding as of February 28, 2001, amounted to $1,365.8 million, an increase of $47.9 million from February 29, 2000. The ratio of total debt to total capitalization decreased to 68.9% as of February 28, 2001, from 71.7% as of February 29, 2000.

     SENIOR CREDIT FACILITY

     As of February 28, 2001, under the 2000 Credit Agreement (as defined below), the Company had outstanding term loans of $337.6 million bearing a weighted average interest rate of 8.2%, no outstanding revolving loans, undrawn letters of credit of $12.3 million, and $287.7 million in revolving loans available to be drawn.

     During June 1999, the Company financed the purchase price for the Franciscan Acquisition primarily through additional term loan borrowings under its previous senior credit facility. The Company financed the purchase price for the Simi Acquisition with revolving loan borrowings under the same senior credit facility. During August 1999, as discussed below, a portion of the Company's borrowings under that senior credit facility were repaid with the net proceeds of its Senior Notes (as defined below) offering.

     On October 6, 1999, the Company, certain of its principal operating subsidiaries, and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into a senior credit facility (as subsequently amended, the "2000 Credit Agreement"). The 2000 Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion). Proceeds of the 2000 Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's prior senior credit facility, and are available to fund permitted acquisitions and ongoing working capital needs of the Company and its subsidiaries.

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)193.4 million, or $320.0 million) were fully drawn at closing. During Fiscal 2001, the Company used cash from operating activities to prepay a portion of the $380.0 million Tranche I Term Loan facility. After this prepayment, the required quarterly repayments of the Tranche I Term Loan facility were revised to $15.6 million starting in June 2001 and increasing thereafter annually with final payments of $20.6 million in each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound)73.0 million, or $118.3 million). On May 15, 2000, proceeds from the Sterling Series C Senior Notes (as defined below) were used to repay an additional portion of the $320.0 million Tranche II Term Loan facility ((pound)78.8 million, or $118.2 million). After these repayments, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound)0.5 million ($0.7 million) for each quarter in 2003, and (pound)8.5 million ($12.3 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of February 28, 2001). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to customary baskets, exceptions and thresholds.

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. As of February 28, 2001, the margin was 1.125% for Revolving Credit loans and 1.625% for Term Loans. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments at 0.50% per annum as of February 28, 2001. This fee is based upon the Company's quarterly Debt Ratio and can range from 0.25% to 0.50%.

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

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, incurring additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to customary baskets, exceptions and thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 2000 Credit Agreement is the debt coverage ratio.

     On February 13, 2001, the 2000 Credit Agreement was amended to, among other things, permit the Company to finance the acquisition of the Turner Road Vintners Assets with revolving loan borrowings, permit the refinancing of the Original Notes (as defined below) and Series C Notes (as defined below) with senior notes, and adjust the senior debt coverage ratio covenant.

     SENIOR NOTES

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "August 1999 Senior Notes"). The net proceeds of the offering ($196.0 million) were used to repay a portion of the Company's borrowings under its senior credit facility. Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The August 1999 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The August 1999 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The August 1999 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     On November 17, 1999, the Company issued (pound)75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). The net proceeds of the offering ((pound)73.0 million, or $118.3 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged (pound)74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound)74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2001, the Company had outstanding (pound)1.0 million ($1.4 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued (pound)80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. As of February 28, 2001, the Company had outstanding (pound)154.0 million ($222.1 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

     On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The net proceeds of the offering ($197.0 million) were used to partially fund the acquisition of the Turner Road Vintners Assets. Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15 of each year, beginning August 15, 2001. The February 2001 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The February 2001 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The February 2001 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     SENIOR SUBORDINATED NOTES

     As of February 28, 2001, the Company had outstanding $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003, being the $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 issued in December 1993 (the "Original Notes") and the $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due December 2003 issued in February 1997 (the "Series C Notes"). The Original Notes and the Series C Notes are currently redeemable, in whole or in part, at the option of the Company.

A brief description of the Original Notes and the Series C Notes is contained in
Note 6 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior
Subordinated Notes"). The net proceeds of the offering ($195.0 million) were used to fund the acquisition of the Black Velvet Assets and to pay the fees and expenses related thereto with the remainder of the net proceeds used for general corporate purposes. Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002. The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

EQUITY OFFERING

     During March, 2001, the Company completed a public offering of 4,370,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.4 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

CAPITAL EXPENDITURES

     During Fiscal 2001, the Company incurred $68.2 million for capital expenditures, including $16.8 million related to vineyards. The Company plans to spend between $65.0 million and $70.0 million for capital expenditures, exclusive of vineyards, in fiscal 2002. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See "Business - Sources and Availability of Raw Materials" under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

COMMITMENTS

     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling and Canadian dollars. The maximum future obligation under these agreements, based upon exchange rates at February 28, 2001, aggregate $22.6 million for contracts expiring through December 2005.

     At February 28, 2001, the Company had open currency forward contracts to purchase various foreign currencies of $7.3 million which mature within twelve months. The Company's use of such contracts is limited to the management of currency rate risks related to purchases denominated in a foreign currency. The Company's strategy is to enter only into currency exchange contracts that are matched to specific purchases and not to enter into any speculative contracts.

EFFECTS OF INFLATION AND CHANGING PRICES

     The Company's results of operations and financial condition have not been significantly affected by inflation and changing prices, including rising energy and tequila costs. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

There can be no assurances, however, that the Company will continue to be able to pass along rising costs through increased selling prices.

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

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF No. 00-14"), "Accounting for Certain Sales Incentives," which was subsequently amended in April 2001. EITF No. 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 requires that sales incentives, including coupons, rebate offers, and free product offers, given concurrently with a single exchange transaction be recognized when incurred and reported as a reduction of revenue. The Company currently reports these costs in selling, general and administrative expenses. The Company is required to adopt EITF 00-14 in its financial statements beginning March 1, 2002. Upon adoption of EITF 00-14, financial statements for prior periods presented for comparative purposes are to be reclassified to comply with the requirements of EITF 00-14. The Company believes the impact of EITF 00-14 on its financial statements will result in a material reclassification that will decrease previously reported net sales and decrease previously reported selling, general and administrative expenses, but will have no effect on operating income or net income. The Company has not yet determined the amount of the reclassification.

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

     The fair value of long-term debt is subject to interest rate risk. Generally, the fair value of long-term debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt, including current maturities, was $1,380.1 million at February 28, 2001. A hypothetical 1% increase from prevailing interest rates at February 28, 2001, would result in a decrease in fair value of fixed interest rate long-term debt by $49.9 million. Also, a hypothetical 1% increase from prevailing interest rates at February 28, 2001, would result in an approximate increase in cash required for interest on variable interest rate debt during the next five fiscal years as follows:

                         2002       $3.1 million
                         2003       $2.5 million
                         2004       $1.7 million
                         2005       $0.7 million
                         2006       $ -

     The Company periodically enters into interest rate swap agreements to reduce its exposure to interest rate changes relative to its long-term debt. At February 28, 2001, the Company had no interest rate swap agreements outstanding.

     The Company has exposure to foreign currency risk as a result of having international subsidiaries in the United Kingdom and Canada. For the Company's operations in the United Kingdom, the Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. At February 28, 2001, management believes that a hypothetical 10% adverse change in foreign currency exchange rates would not result in a material adverse impact on either earnings or cash flow. The Company also has exposure to foreign currency risk as a result of contracts to purchase inventory items that are denominated in various foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations resulting from these contracts, the Company periodically enters into foreign exchange hedging agreements. At February 28, 2001, the potential loss on outstanding foreign exchange hedging agreements from a hypothetical 10% adverse change in foreign currency exchange rates would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                       AND
                                       ---
                             SUPPLEMENTARY SCHEDULES
                             -----------------------

                                FEBRUARY 28, 2001
                                -----------------



The following information is presented in this Annual Report on Form 10-K:

                                                                                           Page
                                                                                           ----
   Report of Independent Public Accountants.............................................    35
   Consolidated Balance Sheets - February 28, 2001, and February 29, 2000...............    36
   Consolidated Statements of Income for the years ended February 28, 2001,
      February 29, 2000, and February 28, 1999..........................................    37
   Consolidated Statements of Changes in Stockholders' Equity for the years
      ended February 28, 2001, February 29, 2000, and February 28, 1999.................    38
   Consolidated Statements of Cash Flows for the years ended
      February 28, 2001, February 29, 2000, and February 28, 1999.......................    39
   Notes to Consolidated Financial Statements...........................................    40
   Selected Quarterly Financial Information (unaudited).................................    68


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

                                                [LOGO] ARTHUR ANDERSEN


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Arthur Andersen LLP

Rochester, New York
April 10, 2001

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                   February 28,    February 29,
                                                       2001            2000
                                                   ------------    ------------
                     ASSETS
                     ------
CURRENT ASSETS:
  Cash and cash investments                        $    145,672    $     34,308
  Accounts receivable, net                              314,262         291,108
  Inventories, net                                      670,018         615,700
  Prepaid expenses and other current assets              61,037          54,881
                                                   ------------    ------------
    Total current assets                              1,190,989         995,997
PROPERTY, PLANT AND EQUIPMENT, net                      548,614         542,971
OTHER ASSETS                                            772,566         809,823
                                                   ------------    ------------
  Total assets                                     $  2,512,169    $  2,348,791
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                    $      4,184    $     28,134
  Current maturities of long-term debt                   54,176          52,653
  Accounts payable                                      114,793         122,213
  Accrued excise taxes                                   55,954          30,446
  Other accrued expenses and liabilities                198,053         204,771
                                                   ------------    ------------
    Total current liabilities                           427,160         438,217
                                                   ------------    ------------
LONG-TERM DEBT, less current maturities               1,307,437       1,237,135
                                                   ------------    ------------
DEFERRED INCOME TAXES                                   131,974         116,447
                                                   ------------    ------------
OTHER LIABILITIES                                        29,330          36,152
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at February 28, 2001,
    and February 29, 2000                                  -               -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 37,438,968 shares at
    February 28, 2001, and 36,413,324 shares
    at February 29, 2000                                    374             364
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 7,402,594 shares at
    February 28, 2001, and 7,491,120 shares
    at February 29, 2000                                     74              75
  Additional paid-in capital                            267,655         247,730
  Retained earnings                                     455,798         358,456
  Accumulated other comprehensive loss-
    Cumulative translation adjustment                   (26,004)         (4,149)
                                                   ------------    ------------
                                                        697,897         602,476
                                                   ------------    ------------
  Less-Treasury stock-
  Class A Common Stock, 6,200,600 shares at
    February 28, 2001, and 6,274,488 shares at
    February 29, 2000, at cost                          (79,271)        (79,429)
  Class B Convertible Common Stock, 1,251,450
    shares at February 28, 2001, and
    February 29, 2000, at cost                           (2,207)         (2,207)
                                                   ------------    ------------
                                                        (81,478)        (81,636)
                                                   ------------    ------------
  Less-Unearned compensation-
    restricted stock awards                                (151)           -
                                                   ------------    ------------
    Total stockholders' equity                          616,268         520,840
                                                   ------------    ------------
  Total liabilities and stockholders' equity       $  2,512,169    $  2,348,791
                                                   ============    ============

          The accompanying notes to consolidated financial statements are an intergral part of these balance sheets.

                                     - 37 -

                                CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                   (in thousands, except per share data)

                                                                          For the Years Ended
                                                            ------------------------------------------------
                                                            February 28,      February 29,      February 28,
                                                                2001              2000              1999
                                                            ------------      ------------      ------------
GROSS SALES                                                 $  3,154,294      $  3,088,699      $  1,984,801
  Less - Excise taxes                                           (757,609)         (748,230)         (487,458)
                                                            ------------      ------------      ------------
    Net sales                                                  2,396,685         2,340,469         1,497,343
COST OF PRODUCT SOLD                                          (1,639,230)       (1,618,009)       (1,049,309)
                                                            ------------      ------------      ------------
    Gross profit                                                 757,455           722,460           448,034
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    (486,587)         (481,909)         (299,526)
NONRECURRING CHARGES                                                -               (5,510)           (2,616)
                                                            ------------      ------------      ------------
    Operating income                                             270,868           235,041           145,892
INTEREST EXPENSE, net                                           (108,631)         (106,082)          (41,462)
                                                            ------------      ------------      ------------
    Income before income taxes and extraordinary item            162,237           128,959           104,430
PROVISION FOR INCOME TAXES                                       (64,895)          (51,584)          (42,521)
                                                            ------------      ------------      ------------
    Income before extraordinary item                              97,342            77,375            61,909
EXTRAORDINARY ITEM, net of income taxes                             -                 -              (11,437)
                                                            ------------      ------------      ------------
NET INCOME                                                  $     97,342      $     77,375      $     50,472
                                                            ============      ============      ============


SHARE DATA:
Earnings per common share:
  Basic:
  Income before extraordinary item                          $       2.65      $       2.14      $       1.69
  Extraordinary item, net of income taxes                           -                 -                (0.31)
                                                            ------------      ------------      ------------
  Earnings per common share - basic                         $       2.65      $       2.14      $       1.38
                                                            ============      ============      ============

  Diluted:
  Income before extraordinary item                          $       2.60      $       2.09      $       1.65
  Extraordinary item, net of income taxes                           -                 -                (0.30)
                                                            ------------      ------------      ------------
  Earnings per common share - diluted                       $       2.60      $       2.09      $       1.35
                                                            ============      ============      ============

Weighted average common shares outstanding:
  Basic                                                           36,723            36,108            36,587
  Diluted                                                         37,375            36,998            37,507

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     - 38 -

                                               CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (in thousands, except share data)

                                                                                 Accumulated
                                       Common Stock      Additional                 Other
                                     -----------------     Paid-in    Retained  Comprehensive    Treasury     Unearned
                                     Class A   Class B     Capital    Earnings      Loss          Stock     Compensation    Total
                                     -------   -------   ----------  ---------  -------------   ----------  ------------  ---------
BALANCE, February 28, 1998           $   352   $    79   $  231,472  $ 230,609  $        -      $  (37,085) $       -     $ 425,427
Comprehensive income:
  Net income for Fiscal 1999            -         -            -        50,472           -            -             -        50,472
  Cumulative translation adjustment     -         -            -          -            (4,173)        -             -        (4,173)
                                                                                                                          ---------
Comprehensive income                                                                                                         46,299
Conversion of 214,020 Class B
  Convertible Common shares to
  Class A Common shares                    2        (2)        -          -              -            -             -          -
Exercise of 407,130 Class A
  stock options                            4      -           4,083       -              -            -             -         4,087
Employee stock purchases of
  99,700 treasury shares                -         -           1,643       -              -             197          -         1,840
Repurchases of 2,037,672 Class A
  Common shares                         -         -            -          -              -         (44,878)         -       (44,878)
Acceleration of 2,500 Class A
  stock options                         -         -              43       -              -            -             -            43
Tax benefit on Class A stock
  options exercised                     -         -           2,320       -              -            -             -         2,320
Tax benefit on disposition of
  employee stock purchases              -         -             134       -              -            -             -           134
                                     -------   -------   ----------  ---------  -------------   ----------  ------------  ---------

BALANCE, February 28, 1999               358        77      239,695    281,081         (4,173)     (81,766)         -       435,272
Comprehensive income:
  Net income for Fiscal 2000            -         -            -        77,375           -            -             -        77,375
  Cumulative translation adjustment     -         -            -          -                24         -             -            24
                                                                                                                          ---------
Comprehensive income                                                                                                         77,399
Conversion of 207,226 Class B
  Convertible Common shares to
  Class A Common shares                    2        (2)        -          -              -            -             -          -
Exercise of 375,380 Class A
  stock options                            4      -           3,359       -              -            -             -         3,363
Employee stock purchases of 62,124
  treasury shares                       -         -           1,298       -              -             130          -         1,428
Acceleration of 189,450 Class A
  stock options                         -         -             835       -              -            -             -           835
Tax benefit on Class A stock
  options exercised                     -         -           2,634       -              -            -             -         2,634
Tax benefit on disposition of
  employee stock purchases              -         -              43       -              -            -             -            43
Other                                   -         -            (134)      -              -            -             -          (134)
                                     -------   -------   ----------  ---------  -------------   ----------  ------------  ---------

BALANCE, February 29, 2000               364        75      247,730    358,456         (4,149)     (81,636)         -       520,840
Comprehensive income:
  Net income for Fiscal 2001            -         -            -        97,342           -            -             -        97,342
  Cumulative translation adjustment     -         -            -          -           (21,855)        -             -       (21,855)
                                                                                                                          ---------
Comprehensive income                                                                                                         75,487
Conversion of 88,526 Class B
  Convertible Common shares to
  Class A Common shares                    1        (1)        -          -              -            -             -          -
Exercise of 929,568 Class A
  stock options                            9      -          13,821       -              -            -             -        13,830
Employee stock purchases of 73,888
  treasury shares                       -         -           1,389       -              -             158          -         1,547
Acceleration of 31,750 Class A
  stock options                         -         -             179       -              -            -             -           179
Issuance of 7,550 restricted
  Class A Common shares                 -         -             201       -              -            -             (201)      -
Amortization of unearned restricted
  stock compensation                    -         -            -          -              -            -               50         50
Tax benefit on Class A stock
  options exercised                     -         -           4,256       -              -            -             -         4,256
Tax benefit on disposition of
  employee stock purchases              -         -              28       -              -            -             -            28
Other                                   -         -              51       -              -            -             -            51
                                     -------   -------   ----------  ---------  -------------   ----------  ------------  ---------

BALANCE, February 28, 2001           $   374   $    74   $  267,655  $ 455,798  $     (26,004)  $  (81,478) $       (151) $ 616,268
                                     =======   =======   ==========  =========  =============   ==========  ============  =========

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     - 39 -

                                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                             For the Years Ended
                                                                 --------------------------------------------
                                                                 February 28,    February 29,    February 28,
                                                                     2001            2000            1999
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $     97,342    $     77,375    $     50,472

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                    44,613          40,892          27,282
      Extraordinary item, net of income taxes                            -               -             11,437
      Amortization of intangible assets                                25,770          23,831          11,308
      Deferred tax provision (benefit)                                  6,677          (1,500)         10,053
      Loss (gain) on sale of assets                                     2,356          (2,003)          1,193
      Amortization of discount on long-term debt                          503             427             388
      Stock-based compensation expense                                    280             856             144
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                    (27,375)        (10,812)         44,081
          Inventories, net                                            (57,126)          1,926           1,190
          Prepaid expenses and other current assets                    (6,443)          4,663         (14,115)
          Accounts payable                                            (11,354)        (17,070)        (17,560)
          Accrued excise taxes                                         26,519         (18,719)         17,124
          Other accrued expenses and liabilities                        4,333          44,184         (31,807)
          Other assets and liabilities, net                            (2,320)          4,005          (3,945)
                                                                 ------------    ------------    ------------
            Total adjustments                                           6,433          70,680          56,773
                                                                 ------------    ------------    ------------
            Net cash provided by operating activities                 103,775         148,055         107,245
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (68,217)        (57,747)        (49,857)
  Purchases of businesses, net of cash acquired                        (4,459)       (452,910)       (332,216)
  Proceeds from sale of assets                                          2,009          14,977             431
  Purchase of joint venture minority interest                            -               -               (716)
                                                                 ------------    ------------    ------------
            Net cash used in investing activities                     (70,667)       (495,680)       (382,358)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                            319,400       1,486,240         635,090
  Exercise of employee stock options                                   13,806           3,358           4,083
  Proceeds from employee stock purchases                                1,547           1,428           1,840
  Principal payments of long-term debt                               (221,908)     (1,059,952)       (264,101)
  Net repayments of notes payable                                     (23,615)        (60,629)        (13,907)
  Payment of issuance costs of long-term debt                          (5,794)        (14,888)        (17,109)
  Purchases of treasury stock                                            -               -            (44,878)
                                                                 ------------    ------------    ------------
            Net cash provided by financing activities                  83,436         355,557         301,018
                                                                 ------------    ------------    ------------

Effect of exchange rate changes on cash and cash investments           (5,180)         (1,269)            508
                                                                 ------------    ------------    ------------

NET INCREASE IN CASH AND CASH INVESTMENTS                             111,364           6,663          26,413
CASH AND CASH INVESTMENTS, beginning of year                           34,308          27,645           1,232
                                                                 ------------    ------------    ------------
CASH AND CASH INVESTMENTS, end of year                           $    145,672    $     34,308    $     27,645
                                                                 ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                     $    105,644    $     95,004    $     35,869
                                                                 ============    ============    ============
    Income taxes                                                 $     54,427    $     35,478    $     40,714
                                                                 ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired       $     15,115    $    562,204    $    740,880
    Liabilities assumed                                               (10,656)       (106,805)       (382,759)
                                                                 ------------    ------------    ------------
    Cash paid                                                           4,459         455,399         358,121
    Less - cash acquired                                                 -             (2,489)        (25,905)
                                                                 ------------    ------------    ------------
    Net cash paid for purchases of businesses                    $      4,459    $    452,910    $    332,216
                                                                 ============    ============    ============

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     DESCRIPTION OF BUSINESS -
     Constellation Brands, Inc. (formerly Canandaigua Brands, Inc.) and its subsidiaries (the "Company") operate primarily in the beverage alcohol industry. The Company is a leader in the production and marketing of beverage alcohol brands in North America and the United Kingdom, and a leading independent drinks wholesaler in the United Kingdom. The Company is the largest single-source supplier of wine, imported beer and distilled spirits in the United States. In the United Kingdom, the Company is a leading producer and marketer of wine and cider. The Company's products are distributed by more than 1,000 wholesale distributors in North America. In the United Kingdom, the Company distributes its branded products and those of other companies to more than 16,500 customers.

     PRINCIPLES OF CONSOLIDATION -
     The consolidated financial statements of the Company include the accounts of Constellation Brands, Inc. and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

     CASH INVESTMENTS -
     Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. At February 28, 2001, cash investments consist of investments in commercial paper of $141.0 million, which were classified as held-to-maturity. The amounts at February 29, 2000, were not significant.

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

     ACCOUNTS RECEIVABLE: The carrying amount approximates fair value due to the short maturity of these instruments, the creditworthiness of the customers and the large number of customers constituting the accounts receivable balance.
     NOTES PAYABLE: These instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
     LONG-TERM DEBT: The carrying value of the debt facilities with short-term variable interest rates approximates the fair value. The fair value of the fixed rate debt was estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.
     FOREIGN EXCHANGE HEDGING AGREEMENTS: The fair value of currency forward contracts is estimated based on quoted market prices.
     LETTERS OF CREDIT: At February 28, 2001, and February 29, 2000, the Company had letters of credit outstanding totaling $12.3 million and $10.8 million, respectively, which guarantee payment for certain obligations. The Company recognizes expense on these obligations as incurred and no material losses are anticipated.

     The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows:

                                             February 28, 2001                          February 29, 2000
                                   ---------------------------------------   -------------------------------------
                                    Notional      Carrying        Fair        Notional    Carrying        Fair
                                     Amount        Amount         Value        Amount      Amount         Value
                                   ----------    -----------   -----------   ----------  -----------   -----------
(in thousands)
Liabilities:
-----------
Notes payable                      $     -       $     4,184   $     4,184   $     -     $    28,134   $    28,134
Long-term debt, including
  current portion                  $     -       $ 1,361,613   $ 1,380,050   $     -     $ 1,289,788   $ 1,254,090

Derivative Instruments:
----------------------
Foreign exchange hedging
  agreements:
    Currency forward contracts     $    7,250    $      -      $       353   $    6,895  $      -      $      (125)


     INTEREST RATE FUTURES AND CURRENCY FORWARD CONTRACTS -
     From time to time, the Company enters into interest rate futures and a variety of currency forward contracts in the management of interest rate risk and foreign currency transaction exposure. The Company has limited involvement with derivative instruments and does not use them for trading purposes. The Company uses derivatives solely to reduce the financial impact of the related risks. Unrealized gains and losses on interest rate futures are deferred and recognized as a component of interest expense over the borrowing period.
Unrealized gains and losses on currency forward contracts are deferred and recognized as a component of the related transactions in the accompanying financial statements. Discounts or premiums on currency forward contracts are recognized over the life of the contract. Cash flows from derivative instruments are classified in the same category as the item being hedged. The Company's open currency forward contracts at February 28, 2001, hedge purchase commitments denominated in foreign currencies and mature within twelve months.

     INVENTORIES -
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                            February 28,       February 29,
                                                2001               2000
                                            ------------       ------------
(in thousands)
Raw materials and supplies                  $     28,007       $     29,417
In-process inventories                           450,650            419,558
Finished case goods                              191,361            166,725
                                            ------------       ------------
                                            $    670,018       $    615,700
                                            ============       ============

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

     OTHER ASSETS -
     Other assets, which consist of goodwill, distribution rights, trademarks, agency license agreements, deferred financing costs, prepaid pension benefits and other amounts, are stated at cost, net of accumulated amortization. Amortization is calculated on a straight-line or effective interest basis over the following estimated useful lives:

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
      Agency license agreements                       16 to 40
      Deferred financing costs                         5 to 10

     At February 28, 2001,  the weighted  average useful life of these assets is
36.3 years.

     LONG-LIVED  ASSETS AND  INTANGIBLES -
     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that, when an impairment has occurred, long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company did not record any asset impairment in Fiscal 2001.

     ADVERTISING AND PROMOTION COSTS -
     The Company generally expenses advertising and promotion costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2001, and February 29, 2000, were not material. Advertising and promotion expense for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, were $264.4 million, $279.6 million, and $173.1 million, respectively.

     INCOME  TAXES -
     The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax basis of assets and liabilities.

     ENVIRONMENTAL -
     Environmental expenditures that relate to current operations are expensed as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2001, and February 29, 2000.

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

     COMMON STOCK SPLIT -
     On April 10, 2001, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Convertible Common Stock, which will be distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. All share and per share amounts have been retroactively restated to give effect to the common stock split.

     OTHER -
     Certain Fiscal 2000 balances have been reclassified to conform to current year presentation.

2.   ACQUISITIONS:

     MATTHEW CLARK ACQUISITION -
     On December 1, 1998, the Company acquired control of Matthew Clark plc ("Matthew Clark") and as of February 28, 1999, had acquired all of Matthew Clark's outstanding shares (the "Matthew Clark Acquisition"). The total purchase price, including assumption of indebtedness, for the acquisition of Matthew Clark shares was $484.8 million, net of cash acquired. Matthew Clark is a leading producer and distributor of its own brands of cider, wine and bottled water and a leading independent drinks wholesaler in the United Kingdom.

     The purchase price for the Matthew Clark shares was funded with proceeds from loans under the Company's prior senior credit facility. The Matthew Clark Acquisition was accounted for using the purchase method; accordingly, the Matthew Clark assets were recorded at fair market value at the date of acquisition, December 1, 1998. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), (pound)108.5 million ($179.5 million as of December 1, 1998), is being amortized on a straight-line basis over 40 years. The results of operations of the Matthew Clark Acquisition have been included in the Consolidated Statements of Income since the date of acquisition.

     The Company incurred an extraordinary loss of $19.3 million ($11.4 million after taxes) in the fourth quarter of 1999 resulting from fees related to the replacement of the existing bank credit agreement, including extinguishment of the Term Loan, in conjunction with the Matthew Clark Acquisition.

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

     FORTH WINES ACQUISITION -
     On October 27, 2000, the Company purchased all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The purchase price was $4.5 million and was financed through cash from operating activities. The purchase was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $2.2 million, is being amortized on a straight-line basis over 40 years. The results of operations of Forth Wines have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table sets forth unaudited pro forma results of operations of the Company for the fiscal years ended February 28, 2001, and February 29, 2000. The unaudited pro forma results of operations for the fiscal years ended February 28, 2001, and February 29, 2000, do not give pro forma effect to the acquisition of Forth Wines as if it occurred on March 1, 1999, as it is not significant. The unaudited pro forma results of operations give effect to the acquisitions of the Black Velvet Assets and Franciscan as if they occurred on March 1, 1999. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations for Fiscal 2000 (shown in the table below), reflect total nonrecurring charges of $12.4 million ($0.20 per share on a diluted basis) related to transaction costs, primarily for exercise of stock options, which were incurred by Franciscan Estates prior to the acquisition.

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

                                                 February 28,      February 29,
                                                     2001              2000
                                                 ------------      ------------
(in thousands, except per share data)
Net sales                                        $  2,396,685      $  2,367,833
Income before income taxes                       $    162,237      $    113,779
Net income                                       $     97,342      $     68,267

Earnings per common share:
  Basic                                          $       2.65      $       1.89
                                                 ============      ============
  Diluted                                        $       2.60      $       1.85
                                                 ============      ============

Weighted average common shares outstanding:
  Basic                                                36,723            36,108
  Diluted                                              37,375            36,998

3.   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:

                                            February 28,       February 29,
                                                2001               2000
                                            ------------       ------------
(in thousands)
Land                                        $     82,976       $     62,871
Vineyards                                         47,227             37,756
Buildings and improvements                       140,349            131,588
Machinery and equipment                          455,197            440,008
Motor vehicles                                     9,190              7,241
Construction in progress                          18,347             27,874
                                            ------------       ------------
                                                 753,286            707,338
Less - Accumulated depreciation                 (204,672)          (164,367)
                                            ------------       ------------
                                            $    548,614       $    542,971
                                            ============       ============

4.   OTHER ASSETS:

     The major components of other assets are as follows:

                                             February 28,      February 29,
                                                 2001              2000
                                             ------------      ------------
(in thousands)
Goodwill                                     $    447,813      $    463,577
Trademarks                                        247,139           253,148
Distribution rights and agency
  license agreements                               87,052            87,052
Other                                              73,935            64,504
                                             ------------      ------------
                                                  855,939           868,281
Less - Accumulated amortization                   (83,373)          (58,458)
                                             ------------      ------------
                                             $    772,566      $    809,823
                                             ============      ============

5.   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                                             February 28,      February 29,
                                                 2001              2000
                                             ------------      ------------
(in thousands)
Accrued advertising and promotions           $     44,501      $     37,083
Accrued interest                                   28,542            24,757
Accrued salaries and commissions                   24,589            23,850
Accrued income taxes payable                       21,122            24,093
Other                                              79,299            94,988
                                             ------------      ------------
                                             $    198,053      $    204,771
                                             ============      ============

6.   BORROWINGS:

     Borrowings consist of the following:

                                                                                                 February 29,
                                                            February 28, 2001                         2000
                                            -----------------------------------------------      ------------
                                               Current         Long-term          Total              Total
                                            ------------     ------------      ------------      ------------
(in thousands)
Notes Payable:
-------------
  Senior Credit Facility -
    Revolving Credit Loans                  $       -        $       -         $       -         $     26,800
  Other                                            4,184             -                4,184             1,334
                                            ------------     ------------      ------------      ------------
                                            $      4,184     $       -         $      4,184      $     28,134
                                            ============     ============      ============      ============

Long-term Debt:
--------------
  Senior Credit Facility - Term Loans       $     49,218     $    288,377      $    337,595      $    570,050
  Senior Notes                                      -             623,507           623,507           318,433
  Senior Subordinated Notes                         -             393,418           393,418           392,947
  Other Long-term Debt                             4,958            2,135             7,093             8,358
                                            ------------     ------------      ------------      ------------
                                            $     54,176     $  1,307,437      $  1,361,613      $  1,289,788
                                            ============     ============      ============      ============

     SENIOR CREDIT FACILITY -
     On October 6, 1999, the Company, certain of its principal operating subsidiaries and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into a senior credit facility (as subsequently amended, the "2000 Credit Agreement"). The 2000 Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion). Proceeds of the 2000 Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's prior senior credit facility, and are available to fund permitted acquisitions and ongoing working capital needs of the Company and its subsidiaries.

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)193.4 million, or $320.0 million) were fully drawn at closing. During Fiscal 2001, the Company used proceeds from operating activities to prepay a portion of the $380.0 million Tranche I Term Loan facility. After this prepayment, the required quarterly repayments of the Tranche I Term Loan facility were revised to $15.6 million starting in June 2001 and increasing thereafter annually with final payments of $20.6 million in each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound)73.0 million, or $118.3 million). On May 15, 2000, proceeds from the Sterling Series C Senior Notes (as defined below) were used to repay an additional portion of the $320.0 million Tranche II Term Loan facility ((pound)78.8 million, or $118.2 million). After these repayments, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound)0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound)0.5 million ($0.7 million) for each quarter in 2003, and (pound)8.5 million ($12.3 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of February 28, 2001). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to customary baskets, exceptions and thresholds.

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. As of February 28, 2001, the margin was 1.125% for Revolving Credit loans and 1.625% for Term Loans. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments at 0.50% per annum as of February 28, 2001. This fee is based upon the Company's quarterly Debt Ratio and can range from 0.25% to 0.50%.

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

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, incurring additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to customary baskets, exceptions and thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. Among the most restrictive covenants contained in the 2000 Credit Agreement is the debt coverage ratio.

     On February 13, 2001, the 2000 Credit Agreement was amended to, among other things, permit the Company to finance the acquisition of the Turner Road Vintners Assets with revolving loan borrowings, permit the refinancing of the Original Notes (as defined below) and Series C Notes (as defined below) with senior notes, and adjust the senior debt coverage ratio covenant.

     As of February 28, 2001, under the 2000 Credit Agreement, the Company had outstanding term loans of $337.6 million bearing a weighted average interest rate of 8.2% and no outstanding revolving loans. Amounts available to be drawn down under the Revolving Credit Loans were $287.7 million and $262.5 million at February 28, 2001, and February 29, 2000, respectively. The Company had average outstanding Revolving Credit Loans of $47.6 million, $73.0 million, and $75.5 million for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, respectively. The average interest rate on the Revolving Credit Loans was 7.8%, 7.4%, and 6.2% for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

     SENIOR NOTES -
     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "August 1999 Senior Notes"). The net proceeds of the offering ($196.0 million) were used to repay a portion of the Company's borrowings under its senior credit facility. Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The August 1999 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The August 1999 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The August 1999 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     On November 17, 1999, the Company issued (pound)75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). The net proceeds of the offering ((pound)73.0 million, or $118.3 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15,

2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound)75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the
"Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged (pound)74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound)74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2001, the Company had outstanding (pound)1.0 million ($1.4 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued (pound)80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound)79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound)78.8 million, or $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. As of February 28, 2001, the Company had outstanding (pound) 154.0 million ($222.1 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

     On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The net proceeds of the offering ($197.0 million) were used to partially fund the acquisition of the Turner Road Vintners Assets (see Note 18 - Subsequent Events). Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15 of each year, beginning August 15, 2001. The February 2001 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The February 2001 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The February 2001 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     SENIOR SUBORDINATED NOTES -
     On December 27, 1993, the Company issued $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003 (the "Original Notes"). Interest on the Original Notes is payable semiannually on June 15 and December 15 of each year. The Original Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Original Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

     On October 29, 1996, the Company issued $65.0 million aggregate principal amount of 8 3/4% Series B Senior Subordinated Notes ($63.4 million, net of $1.6 million unamortized discount, with an effective interest rate of 9.8% as of February 28, 2001) due in December 2003 (the "Series B Notes"). In February 1997, the Company exchanged $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due in December 2003 (the "Series C Notes") for the Series B Notes. The terms of the Series C Notes are substantially identical in all material respects to the Original Notes.

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The net proceeds of the offering ($195.0 million) were used to fund the acquisition of the Black Velvet Assets and to pay the fees and expenses related thereto with the remainder of the net proceeds used for general corporate purposes. Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 1999. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002. The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

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

     DEBT PAYMENTS -
     Principal payments required under long-term debt obligations (excluding unamortized discount) during the next five fiscal years and thereafter are as follows:

                     (in thousands)
                     2002               $     58,360
                     2003                     75,183
                     2004                    278,429
                     2005                    131,392
                     2006                         99
                     Thereafter              824,462
                                        ------------
                                        $  1,367,925
                                        ============

7.   INCOME TAXES:

     The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach to accounting for income taxes.

     Deferred income taxes reflect the temporary difference between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes.

     The income tax provision consisted of the following:

                                             For the Years Ended
                                ---------------------------------------------
                                February 28,     February 29,    February 28,
                                    2001             2000            1999
                                ------------     ------------    ------------
(in thousands)
Current:
  Federal                       $     39,082     $     38,588    $    23,827
  State                                7,934            6,091          8,539
  Foreign                             11,202            8,405            102
                                ------------     ------------    -----------
    Total current                     58,218           53,084         32,468

Deferred:
  Federal                             (2,017)         (10,804)         5,732
  State                                  402            2,874          2,195
  Foreign                              8,292            6,430          2,126
                                ------------     ------------    -----------
    Total deferred                     6,677           (1,500)        10,053
                                ------------     ------------    -----------

Income tax provision            $     64,895     $     51,584    $    42,521
                                ============     ============    ===========

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

     Significant components of deferred tax (liabilities) assets consist of the following:

                                                 February 28,      February 29,
                                                     2001              2000
                                                 ------------      ------------
(in thousands)
Depreciation and amortization                    $   (140,864)     $   (127,436)
Effect of change in accounting method                  (7,928)          (11,200)
Inventory reserves                                     (5,791)           (4,542)
Insurance accruals                                      4,964             3,868
Restructuring                                           4,292             6,824
Other accruals                                         13,995            11,136
                                                 ------------      ------------
                                                 $   (131,332)     $   (121,350)
                                                 ============      ============

     A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:

                                                                   For the Years Ended
                                         ----------------------------------------------------------------------
                                             February 28,             February 29,            February 28,
                                                 2001                     2000                    1999
                                         ---------------------    ---------------------   ---------------------
                                                        % of                     % of                    % of
                                                       Pretax                   Pretax                  Pretax
                                           Amount      Income       Amount      Income      Amount      Income
                                         ---------   ---------    ---------   ---------   ---------   ---------
(in thousands)
Income tax provision at statutory rate   $  56,783        35.0    $  45,136        35.0   $  36,551        35.0
State and local income taxes, net of
  federal income tax benefit                 5,022         3.1        3,077         2.4       6,977         6.7
Earnings of subsidiaries taxed at
  other than U.S. statutory rate               616         0.4        1,294         1.0         227         0.2
Miscellaneous items, net                     2,474         1.5        2,077         1.6      (1,234)       (1.2)
                                         ---------   ---------    ---------   ---------   ---------   ---------
                                         $  64,895        40.0    $  51,584        40.0   $  42,521        40.7
                                         =========   =========    =========   =========   =========   =========

     At February 28, 2001, the Company has U.S. Federal net operating loss carryforwards (NOL) of $0.9 million to offset future taxable income that, if not otherwise utilized, will expire during fiscal 2011.

8.   PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

     The Company's retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the "Plan"), covers substantially all employees, excluding those employees covered by collective bargaining agreements and Matthew Clark employees. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 12% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is in such discretionary amount as the Board of Directors may annually determine, subject to limitations of the Plan. Company contributions were $8.2 million, $7.3 million, and $6.8 million, for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, respectively.

     The Company's subsidiary, Matthew Clark, has a defined benefit pension plan, which covers substantially all of its employees, and its assets are held by a Trustee who administers funds separately from the Company's finances. As part of the acquisition of the Black Velvet Assets, the Company's subsidiary, Barton, acquired defined benefit pension plans, which cover certain Canadian employees.

     Net periodic benefit cost included the following components:


                                                                                      For the        For the
                                                                                     Year Ended     Year Ended
                                                                                    February 29,   February 28,
                                          For the Year Ended February 28, 2001          2000           1999
                                       ------------------------------------------   ------------   ------------
                                       Matthew Clark      Barton         Total          Total          Total
                                       -------------   ------------   -----------   ------------   ------------
(in thousands)
Service cost                           $       4,077   $        303   $     4,380   $      4,635   $      1,335
Interest cost                                 10,269            985        11,254         11,205          2,671
Expected return on plan assets               (15,034)        (1,130)      (16,164)       (16,340)        (3,848)
Amortization of prior service cost              -               (95)          (95)          -              -
                                       -------------   ------------   -----------   ------------   ------------
Net periodic benefit (income) cost     $        (688)  $         63   $      (625)  $       (500)  $        158
                                       =============   ============   ===========   ============   ============


     The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts that are primarily included in other assets in the Consolidated Balance Sheets.

                                                                                                        February 29,
                                                                      February 28, 2001                     2000
                                                        --------------------------------------------    ------------
                                                        Matthew Clark       Barton          Total           Total
                                                        -------------    ------------    -----------    ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                        $     184,516    $     14,281    $   198,797    $    163,680
Acquisition                                                      -               -              -             15,348
Service cost                                                    4,077             303          4,380           4,635
Interest cost                                                  10,269             985         11,254          11,205
Plan participants' contributions                                1,436            -             1,436           1,507
Actuarial (gain)/loss                                            (467)            308           (159)         10,128
Benefits paid                                                  (4,666)           (847)        (5,513)         (5,344)
Foreign currency exchange rate changes                        (15,851)           (828)       (16,679)         (2,362)
                                                        -------------    ------------    -----------    ------------
Benefit obligation as of last day of February           $     179,314    $     14,202    $   193,516    $    198,797
                                                        =============    ============    ===========    ============

Change in plan assets:
Fair value of plan assets as of March 1                 $     208,879    $     13,950    $   222,829    $    194,606
Acquisition                                                      -               -              -             12,318
Actual return on plan assets                                    6,161             765          6,926          21,851
Plan participants' contributions                                1,436            -             1,436           1,507
Employer contribution                                            -                573            573             670
Benefits paid                                                  (4,666)           (847)        (5,513)         (5,370)
Foreign currency exchange rate changes                        (17,739)           (801)       (18,540)         (2,753)
                                                        -------------    ------------    -----------    ------------
Fair value of plan assets as of last day of February    $     194,071    $     13,640    $   207,711    $    222,829
                                                        =============    ============    ===========    ============

Funded status of the plan as of last day of February:
Funded status                                           $      14,757    $       (562)   $    14,195    $     24,032
Unrecognized actuarial loss/(gain)                             10,912          (1,489)         9,423             576
                                                        -------------    ------------    -----------    ------------
Prepaid (accrued) benefit cost                          $      25,669    $     (2,051)   $    23,618    $     24,608
                                                        =============    ============    ===========    ============

     The following table sets forth the principal assumptions used in developing the benefit obligation and the net periodic pension expense:

                                         February 28, 2001            February 29, 2000
                                      -----------------------      -----------------------
                                      Matthew Clark   Barton       Matthew Clark   Barton
                                      -------------  --------      -------------  --------

Rate of return on plan assets             7.75%        8.50%           8.00%        8.50%
Discount rate                             6.00%        7.25%           6.00%        7.25%
Rate of compensation increase             4.00%         -              4.00%         -


9.   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

     In connection with the acquisition of the Black Velvet Assets, the Company's subsidiary, Barton, currently sponsors multiple non-pension postretirement and postemployment benefit plans for certain of its Canadian employees.

     The status of the plans is as follows:

                                                    February 28,   February 29,
                                                        2001           2000
                                                    ------------   ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                    $        647   $       -
Acquisition                                                 -               698
Service cost                                                  15             14
Interest cost                                                 51             32
Benefits paid                                                (25)           (10)
Actuarial loss/(gain)                                        325           (110)
Foreign currency exchange rate changes                       (47)            23
                                                    ------------   ------------
Benefit obligation as of the last day of February   $        966   $        647
                                                    ============   ============

Funded status as of the last day of February:
Funded status                                       $       (966)  $       (647)
Unrecognized net loss/(gain)                                 211           (111)
                                                    ------------   ------------
Accrued benefit liability                           $       (755)  $       (758)
                                                    ============   ============

Assumptions as of the last day of February:
Discount rate                                              7.00%          7.25%
Increase in compensation levels                            4.00%          4.00%

Components of net periodic benefit cost for the
  twelve months ended the last day of February:
Service cost                                        $         15   $         14
Interest cost                                                 50             32
                                                    ------------   ------------
Net periodic benefit cost                           $         65   $         46
                                                    ============   ============

     At February 28, 2001, a 10% annual rate of increase in the per capita cost of covered health benefits was assumed for the first year. The rate was assumed to decrease gradually to 4.8% over seven years and to remain at this level thereafter. Assumed healthcare trend rates could have a significant effect on the amount reported for health care plans. A 1% change in assumed health care cost trend rate would have the following effects:

                                                            1%           1%
                                                         Increase     Decrease
                                                         --------     --------
(in thousands)
Effect on total service and interest cost components     $      6     $     (5)
Effect on postretirement benefit obligation              $     84     $    (75)

10.  STOCKHOLDERS' EQUITY:

     COMMON STOCK -
     The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on

Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock.

     At February 28, 2001, there were 31,238,368 shares of Class A Common Stock and 6,151,144 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

     STOCK REPURCHASE AUTHORIZATION -
     In June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. During Fiscal 1999, the Company repurchased 2,037,672 shares of Class A Common Stock for $44.9 million. No repurchases were made during Fiscal 2000 and Fiscal 2001.

     LONG-TERM STOCK INCENTIVE PLAN -
     Under the Company's Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. At the Company's Annual Meeting of Stockholders held on July 20, 1999, stockholders approved the amendment to the Company's Long-Term Stock Incentive Plan to increase the aggregate number of shares of the Class A Common Stock available for awards under the plan from 8,000,000 shares to 14,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the "Committee"). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During Fiscal 2001 and Fiscal 2000, no stock appreciation rights were granted. During Fiscal 2001, 7,550 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $26.63 per share. During Fiscal 2000, no restricted stock was granted.

     INCENTIVE STOCK OPTION PLAN -
     Under the Company's Incentive Stock Option Plan, incentive stock options may be granted to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 2,000,000 shares of the Company's Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date of grant. The vesting period and term of incentive stock options granted are established by the Committee. The maximum term of incentive stock options is ten years.

     A summary of stock option activity under the Company's long-term stock incentive plan and the incentive stock option plan is as follows:

                                            Weighted                    Weighted
                                Shares       Average                     Average
                                 Under      Exercise      Options       Exercise
                                Option        Price     Exercisable       Price
                              ----------    --------    -----------     --------
Balance, February 28, 1998     3,693,630    $  12.62        721,260     $  12.73
Options granted                1,456,400    $  25.29
Options exercised               (407,130)   $  10.04
Options forfeited/canceled      (233,390)   $  18.57
                              ----------
Balance, February 28, 1999     4,509,510    $  16.63        984,570     $  12.28
Options granted                1,639,600    $  25.21
Options exercised               (375,380)   $   8.96
Options forfeited/canceled      (297,230)   $  22.48
                              ----------
Balance, February 29, 2000     5,476,500    $  19.41      1,474,910     $  13.52
Options granted                1,930,200    $  26.03
Options exercised               (929,568)   $  14.88
Options forfeited/canceled      (322,730)   $  23.82
                              ----------
Balance, February 28, 2001     6,154,402    $  21.94      2,408,442     $  17.02
                              ==========

     The following table summarizes information about stock options outstanding at February 28, 2001:

                          Options Outstanding             Options Exercisable
                  ------------------------------------   ----------------------
                                  Weighted
                                  Average     Weighted                 Weighted
                                 Remaining     Average                  Average
   Range of          Number     Contractual   Exercise      Number     Exercise
Exercise Prices   Outstanding       Life        Price    Exercisable     Price
---------------   -----------   -----------   --------   -----------   --------
$ 5.75 - $12.82       764,920     4.6 years   $   8.54       662,500   $   8.52
$13.38 - $15.63       625,440     5.5 years   $  14.18       572,200   $  14.24
$17.69 - $25.00     1,498,552     7.5 years   $  22.78       758,502   $  21.55
$25.50 - $29.78     3,265,490     8.5 years   $  26.17       415,240   $  26.10
                  -----------                            -----------
                    6,154,402     7.5 years   $  21.94     2,408,442   $  17.02
                  ===========                            ===========

     The weighted average fair value of options granted during Fiscal 2001, Fiscal 2000, and Fiscal 1999 was $10.91, $13.14, and $13.11, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.2% for Fiscal 2001, 5.7% for Fiscal 2000, and 5.3% for Fiscal 1999; volatility of 38.8% for Fiscal 2001, 40.0% for Fiscal 2000, and 40.6% for Fiscal 1999; and expected option life of 4.7 years for Fiscal 2001, and 7.0 years for Fiscal 2000 and Fiscal 1999. The dividend yield was 0% for Fiscal 2001, Fiscal 2000, and Fiscal 1999. Forfeitures are recognized as they occur.

     EMPLOYEE STOCK PURCHASE PLAN -
     The Company has a stock purchase plan under which 2,250,000 shares of Class A Common Stock can be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During Fiscal 2001, Fiscal 2000, and Fiscal 1999, employees purchased 73,888 shares, 62,124 shares, and 99,700 shares, respectively.

     The weighted average fair value of purchase rights granted during Fiscal 2001, Fiscal 2000, and Fiscal 1999 was $7.55, $6.09, and $6.18, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.7% for Fiscal 2001, 5.4% for Fiscal 2000, and 4.7% for Fiscal 1999; volatility of 36.8% for Fiscal 2001, 33.6% for Fiscal 2000, and 33.5% for Fiscal 1999; expected purchase right life of 0.5 years for Fiscal 2001, Fiscal 2000, and Fiscal 1999. The dividend yield was 0% for Fiscal 2001, Fiscal 2000, and Fiscal 1999.

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

                                                                For the Years Ended
                                        --------------------------------------------------------------------
                                             February 28,           February 29,             February 28,
                                                 2001                   2000                     1999
                                        --------------------    --------------------    --------------------
                                           As          Pro         As         Pro          As         Pro
                                        Reported      Forma     Reported     Forma      Reported     Forma
                                        --------    --------    --------    --------    --------    --------
(in thousands, except per share data)
Net income                              $ 97,342    $ 86,784    $ 77,375    $ 71,474    $ 50,472    $ 46,942
                                        ========    ========    ========    ========    ========    ========
Earnings per common share:
  Basic                                 $   2.65    $   2.36    $   2.14    $   1.98    $   1.38    $   1.28
  Diluted                               $   2.60    $   2.32    $   2.09    $   1.93    $   1.35    $   1.25

     The pro forma effect on net income may not be representative of that to be expected in future years.

11.  EARNINGS PER COMMON SHARE:

     The following table presents earnings per common share as follows:

                                                                            For the Years Ended
                                                              ------------------------------------------------
                                                              February 28,      February 29,      February 28,
                                                                  2001              2000              1999
                                                              ------------      ------------      ------------
(in thousands, except per share data)
Income before extraordinary item                              $     97,342      $     77,375      $     61,909
Extraordinary item, net of income taxes                               -                 -              (11,437)
                                                              ------------      ------------      ------------
Income applicable to common shares                            $     97,342      $     77,375      $     50,472
                                                              ============      ============      ============

Weighted average common shares outstanding - basic                  36,723            36,108            36,587
Stock options                                                          652               890               920
                                                              ------------      ------------      ------------
Weighted average common shares outstanding - diluted                37,375            36,998            37,507
                                                              ============      ============      ============

Earnings per common share:
  Basic:
  Income before extraordinary item                            $       2.65      $       2.14      $       1.69
  Extraordinary item, net of income taxes                             -                 -                (0.31)
                                                              ------------      ------------      ------------
  Earnings per common share - basic                           $       2.65      $       2.14      $       1.38
                                                              ============      ============      ============

  Diluted:
  Income before extraordinary item                            $       2.60      $       2.09      $       1.65
  Extraordinary item, net of income taxes                             -                 -                (0.30)
                                                              ------------      ------------      ------------
  Earnings per common share - diluted                         $       2.60      $       2.09      $       1.35
                                                              ============      ============      ============

12.  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES -
     Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows during the next five fiscal years and thereafter:

                (in thousands)
                2002              $   18,717
                2003                  17,787
                2004                  16,939
                2005                  15,430
                2006                  13,459
                Thereafter            96,362
                                  ----------
                                  $  178,694
                                  ==========

     Rental expense was $19.6 million, $17.4 million, and $8.2 million for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

     PURCHASE COMMITMENTS AND CONTINGENCIES -
     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling and Canadian dollars. The maximum future obligation under these agreements, based upon exchange rates at February 28, 2001, aggregate $22.6 million for contracts expiring through December 2005.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December 2007. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 2001, the Company believes it is in compliance with all of its material distribution agreements and, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

     In connection with previous acquisitions, the Company assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time ranging up to seventeen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $135.0 million of grapes under these contracts during Fiscal 2001. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining term of the contracts will be $647.6 million.

     The Company's aggregate obligations under bulk wine purchase contracts will be $8.1 million over the remaining term of the contracts which expire through fiscal 2003.

     EMPLOYMENT CONTRACTS -
     The Company has employment contracts with certain of its executive officers and certain other management personnel with automatic one year renewals unless terminated by either party. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. The aggregate commitment for future compensation and severance, excluding incentive bonuses, was $4.0 million as of February 28, 2001, of which $2.0 million is accrued in other liabilities as of February 28, 2001.

     EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
     Approximately 30% of the Company's full-time employees are covered by collective bargaining agreements at February 28, 2001. Agreements expiring within one year cover approximately 12% of the Company's full-time employees.

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

13.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Gross sales to the five largest customers of the Company represented 17.6%, 17.1%, and 25.2% of the Company's gross sales for the fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999, respectively. Gross sales to the Company's largest customer, Southern Wine and Spirits, represented 8.2%, 8.0%, and 10.9% of the Company's gross sales for the fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999, respectively. Accounts receivable from the Company's largest customer represented 9.8%, 8.6%, and 8.5% of the Company's total accounts receivable as of February 28, 2001, February 29, 2000, and February 28, 1999, respectively. Gross sales to the Company's five largest customers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of February 28, 2001, and February 29, 2000, and the condensed consolidating statements of operations and cash flows for each of the three years in the period ended February 28, 2001, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary, and certain other subsidiaries which individually, and in the aggregate, are inconsequential. The accounting policies of the subsidiaries are the same as those described in Note 1 - Summary of Significant Accounting Policies. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                     - 60 -

                                               Parent        Subsidiary     Subsidiary
                                               Company       Guarantors    Nonguarantors    Eliminations    Consolidated
                                             -----------    ------------   -------------    ------------    ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2001
--------------------
Current assets:
  Cash and cash investments                  $   142,104    $      3,239   $         329    $       -       $    145,672
  Accounts receivable, net                        80,299         116,784         117,179            -            314,262
  Inventories, net                                31,845         515,274         122,965             (66)        670,018
  Prepaid expenses and other
    current assets                                 6,551          33,565          20,921            -             61,037
  Intercompany receivable (payable)              (61,783)         54,169           7,614            -               -
                                             -----------    ------------   -------------    ------------    ------------
      Total current assets                       199,016         723,031         269,008             (66)      1,190,989
Property, plant and equipment, net                30,554         320,143         197,917            -            548,614
Investments in subsidiaries                    1,835,088         525,442            -         (2,360,530)           -
Other assets                                      87,764         434,782         250,020            -            772,566
                                             -----------    ------------   -------------    ------------    ------------
  Total assets                               $ 2,152,422    $  2,003,398   $     716,945    $ (2,360,596)   $  2,512,169
                                             ===========    ============   =============    ============    ============

Current liabilities:
  Notes payable                              $      -       $       -      $       4,184    $       -       $      4,184
  Current maturities of long-term debt            49,218              70           4,888            -             54,176
  Accounts payable and other liabilities         111,388          58,448         143,010            -            312,846
  Accrued excise taxes                             9,411          35,474          11,069            -             55,954
                                             -----------    ------------   -------------    ------------    ------------
      Total current liabilities                  170,017          93,992         163,151            -            427,160
Long-term debt, less current maturities        1,305,302             758           1,377            -          1,307,437
Deferred income taxes                             33,232          71,619          27,123            -            131,974
Other liabilites                                     437           2,953          25,940            -             29,330
Stockholders' equity:
  Class A and class B common stock                   448           6,434          64,867         (71,301)            448
  Additional paid-in capital                     267,655         742,343         436,466      (1,178,809)        267,655
  Retained earnings                              455,864       1,086,311          24,109      (1,110,486)        455,798
  Accumulated other comprehensive
    income (loss)                                  1,096          (1,012)        (26,088)           -            (26,004)
  Treasury stock and other                       (81,629)           -               -               -            (81,629)
                                             -----------    ------------   -------------    ------------    ------------
      Total stockholders' equity                 643,434       1,834,076         499,354      (2,360,596)        616,268
                                             -----------    ------------   -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                     $ 2,152,422    $  2,003,398   $     716,945    $ (2,360,596)   $  2,512,169
                                             ===========    ============   =============    ============    ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 29, 2000
--------------------
Current assets:
  Cash and cash investments                  $      -       $        231   $      34,077    $       -       $     34,308
  Accounts receivable, net                        81,076          95,350         114,682            -            291,108
  Inventories, net                                29,870         467,152         118,766             (88)        615,700
  Prepaid expenses and other
    current assets                                 6,175          38,269          10,437            -             54,881
  Intercompany receivable (payable)               30,174          (3,273)        (26,901)           -               -
                                             -----------    ------------   -------------    ------------    ------------
      Total current assets                       147,295         597,729         251,061             (88)        995,997
Property, plant and equipment, net                30,397         298,513         214,061            -            542,971
Investments in subsidiaries                    1,714,150         529,267            -         (2,243,417)           -
Other assets                                      86,652         447,945         275,226            -            809,823
                                             -----------    ------------   -------------    ------------    ------------
  Total assets                               $ 1,978,494    $  1,873,454   $     740,348    $ (2,243,505)   $  2,348,791
                                             ===========    ============   =============    ============    ============

                                     - 61 -
                                               Parent        Subsidiary     Subsidiary
                                               Company       Guarantors    Nonguarantors    Eliminations    Consolidated
                                             -----------    ------------   -------------    ------------    ------------
(in thousands)
Current liabilities:
  Notes payable                              $    26,800    $       -      $       1,334    $       -       $     28,134
  Current maturities of long-term debt            51,801            -                852            -             52,653
  Accounts payable and other liabilities         110,018          74,154         142,812            -            326,984
  Accrued excise taxes                             4,712          14,737          10,997            -             30,446
                                             -----------    ------------   -------------    ------------    ------------
      Total current liabilities                  193,331          88,891         155,995            -            438,217
Long-term debt, less current maturities        1,229,629             446           7,060            -          1,237,135
Deferred income taxes                             28,697          65,350          22,400            -            116,447
Other liabilites                                     511           2,917          32,724            -             36,152
Stockholders' equity:
  Class A and class B common stock                   439           6,434          64,867         (71,301)            439
  Additional paid-in capital                     247,730         742,343         436,466      (1,178,809)        247,730
  Retained earnings                              358,544         965,373          27,934        (993,395)        358,456
  Accumulated other comprehensive
    income (loss)                                  1,249           1,700          (7,098)           -             (4,149)
  Treasury stock and other                       (81,636)           -               -               -            (81,636)
                                             -----------    ------------   -------------    ------------    ------------
      Total stockholders' equity                 526,326       1,715,850         522,169      (2,243,505)        520,840
                                             -----------    ------------   -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                     $ 1,978,494    $  1,873,454   $     740,348    $ (2,243,505)   $  2,348,791
                                             ===========    ============   =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 2001
------------------------------------
Gross sales                                  $   741,668    $  1,759,368   $     979,509    $   (326,251)   $  3,154,294
  Less - excise taxes                           (131,997)       (396,773)       (228,839)           -           (757,609)
                                             -----------    ------------   -------------    ------------    ------------
    Net sales                                    609,671       1,362,595         750,670        (326,251)      2,396,685
Cost of product sold                            (474,913)       (955,893)       (534,697)        326,273      (1,639,230)
                                             -----------    ------------   -------------    ------------    ------------
    Gross profit                                 134,758         406,702         215,973              22         757,455
Selling, general and administrative
  expenses                                      (140,757)       (150,241)       (195,589)           -           (486,587)
                                             -----------    ------------   -------------    ------------    ------------
    Operating income                              (5,999)        256,461          20,384              22         270,868
Interest expense, net                            (27,840)        (76,076)         (4,715)           -           (108,631)
Equity earnings in subsidiary                    120,937          (3,825)           -           (117,112)           -
                                             -----------    ------------   -------------    ------------    ------------
    Income before income taxes                    87,098         176,560          15,669        (117,090)        162,237
Provision for income taxes                        10,222         (55,623)        (19,494)           -            (64,895)
                                             -----------    ------------   -------------    ------------    ------------
Net income                                   $    97,320    $    120,937   $      (3,825)   $   (117,090)   $     97,342
                                             ===========    ============   =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 29, 2000
------------------------------------
Gross sales                                  $   742,375    $  1,692,070   $   1,010,526    $   (356,272)   $  3,088,699
  Less - excise taxes                           (135,196)       (372,450)       (240,584)           -           (748,230)
                                             -----------    ------------   -------------    ------------    ------------
    Net sales                                    607,179       1,319,620         769,942        (356,272)      2,340,469
Cost of product sold                            (444,993)       (983,026)       (546,174)        356,184      (1,618,009)
                                             -----------    ------------   -------------    ------------    ------------
    Gross profit                                 162,186         336,594         223,768             (88)        722,460
Selling, general and administrative
  expenses                                      (150,732)       (160,749)       (170,428)           -           (481,909)
Nonrecurring charges                                -             (2,565)         (2,945)           -             (5,510)
                                             -----------    ------------   -------------    ------------    ------------
    Operating income                              11,454         173,280          50,395             (88)        235,041
Interest expense, net                            (18,701)        (82,265)         (5,116)           -           (106,082)
Equity earnings in subsidiary                     81,776          22,974            -           (104,750)           -
                                             -----------    ------------   -------------    ------------    ------------
    Income before income taxes                    74,529         113,989          45,279        (104,838)        128,959
Provision for income taxes                         2,934         (32,213)        (22,305)           -            (51,584)
                                             -----------    ------------   -------------    ------------    ------------
Net income                                   $    77,463    $     81,776   $      22,974    $   (104,838)   $     77,375
                                             ===========    ============   =============    ============    ============

                                     - 62 -
                                               Parent        Subsidiary     Subsidiary
                                               Company       Guarantors    Nonguarantors    Eliminations    Consolidated
                                             -----------    ------------   -------------    ------------    ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 1999
------------------------------------
Gross sales                                  $   695,533    $  1,439,543   $     206,879    $   (357,154)   $  1,984,801
  Less - excise taxes                           (126,770)       (312,569)        (48,119)           -           (487,458)
                                             -----------    ------------   -------------    ------------    ------------
    Net sales                                    568,763       1,126,974         158,760        (357,154)      1,497,343
Cost of product sold                            (410,968)       (878,757)       (116,738)        357,154      (1,049,309)
                                             -----------    ------------   -------------    ------------    ------------
    Gross profit                                 157,795         248,217          42,022            -            448,034
Selling, general and administrative
  expenses                                      (155,730)       (113,387)        (30,409)           -           (299,526)
Nonrecurring charges                                -               -             (2,616)           -             (2,616)
                                             -----------    ------------   -------------    ------------    ------------
    Operating income                               2,065         134,830           8,997            -            145,892
Interest expense, net                                834         (40,487)         (1,809)           -            (41,462)
Equity earnings in subsidiary                     60,896           4,960            -            (65,856)           -
                                             -----------    ------------   -------------    ------------    ------------
    Income before income taxes and
      extraordinary item                          63,795          99,303           7,188         (65,856)        104,430
Provision for income taxes                        (1,886)        (38,407)         (2,228)           -            (42,521)
                                             -----------    ------------   -------------    ------------    ------------
    Income before extraordinary item              61,909          60,896           4,960         (65,856)         61,909
Extraordinary item, net of income taxes          (11,437)           -               -               -            (11,437)
                                             -----------    ------------   -------------    ------------    ------------
Net income                                   $    50,472    $     60,896   $       4,960    $    (65,856)   $     50,472
                                             ===========    ============   =============    ============    ============


Condensed Consolidated Statement of Cash
----------------------------------------
Flows for the Year Ended February 28,2001
-----------------------------------------
Net cash provided by (used in)
  operating activities                       $    92,765    $     20,479   $      (9,469)   $       -       $    103,775

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                     (5,609)        (42,771)        (19,837)           -            (68,217)
  Purchases of businesses, net of
    cash acquired                                   -               -             (4,459)           -             (4,459)
  Other                                              120             930             959            -              2,009
                                             -----------    ------------   -------------    ------------    ------------
Net cash used in investing activities             (5,489)        (41,841)        (23,337)           -            (70,667)
                                             -----------    ------------   -------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                         319,400            -               -               -            319,400
  Exercise of employee stock options              13,806            -               -               -             13,806
  Proceeds from employee stock
    purchases                                      1,547            -               -               -              1,547
  Principal payments of long-term debt          (220,888)            639          (1,659)           -           (221,908)
  Net repayments of notes payable                (26,800)           (704)          3,889            -            (23,615)
  Payment of issuance costs of
    long-term debt                                (5,794)           -               -               -             (5,794)
                                             -----------    ------------   -------------    ------------    ------------
Net cash provided by (used in)
  financing activities                            81,271            (65)           2,230            -             83,436
                                             -----------    ------------   -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                      (26,443)         24,435          (3,172)           -             (5,180)
                                             -----------    ------------   -------------    ------------    ------------

Net increase (decrease) in cash
  and cash investments                           142,104           3,008         (33,748)           -            111,364
Cash and cash investments, beginning
  of year                                           -                231          34,077            -             34,308
                                             -----------    ------------   -------------    ------------    ------------
Cash and cash investments, end of year       $   142,104    $      3,239   $         329    $       -       $    145,672
                                             ===========    ============   =============    ============    ============

                                     - 63 -
                                               Parent        Subsidiary     Subsidiary
                                               Company       Guarantors    Nonguarantors    Eliminations    Consolidated
                                             -----------    ------------   -------------    ------------    ------------
(in thousands)
Condensed Consolidated Statement of Cash
----------------------------------------
Flows for the Year Ended February 29, 2000
------------------------------------------
Net cash (used in) provided by
  operating activities                       $  (137,490)   $    245,989   $      39,556    $       -       $    148,055

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                     (5,163)        (42,220)        (10,364)           -            (57,747)
  Purchases of businesses, net of
    cash acquired                                   -           (453,117)            207            -           (452,910)
  Intercompany equity contributions             (269,899)        269,899            -               -               -
  Other                                           13,000          (2,198)          4,175            -             14,977
                                             -----------    ------------   -------------    ------------    ------------
Net cash used in investing activities           (262,062)       (227,636)         (5,982)           -           (495,680)
                                             -----------    ------------   -------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                       1,486,240            -               -               -          1,486,240
  Exercise of employee stock options               3,358            -               -               -              3,358
  Proceeds from employee stock
    purchases                                      1,428            -               -               -              1,428
  Principal payments of long-term debt        (1,017,850)        (25,550)        (16,552)           -         (1,059,952)
  Net repayments of notes payable                (56,675)            400          (4,354)           -            (60,629)
  Payment of issuance costs of
    long-term debt                               (14,888)           -               -               -            (14,888)
                                             -----------    ------------   -------------    ------------    ------------
Net cash provided by (used in)
  financing activities                           401,613         (25,150)        (20,906)           -            355,557
                                             -----------    ------------   -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                       (5,820)          5,850          (1,299)           -             (1,269)
                                             -----------    ------------   -------------    ------------    ------------

Net (decrease) increase in cash
  and cash investments                            (3,759)           (947)         11,369            -              6,663
Cash and cash investments, beginning
  of year                                          3,759           1,178          22,708            -             27,645
                                             -----------    ------------   -------------    ------------    ------------
Cash and cash investments, end of year       $      -       $        231   $      34,077    $       -       $     34,308
                                             ===========    ============   =============    ============    ============

                                     - 64 -
                                               Parent        Subsidiary     Subsidiary
                                               Company       Guarantors    Nonguarantors    Eliminations    Consolidated
                                             -----------    ------------   -------------    ------------    ------------
(in thousands)
Condensed Consolidated Statement of Cash
----------------------------------------
Flows for the Year Ended February 28, 1999
------------------------------------------
Net cash (used in) provided by
  operating activities                       $  (254,656)   $    315,343   $      46,558    $       -       $    107,245

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                    (15,615)        (23,798)        (10,444)           -            (49,857)
  Purchases of businesses, net of
    cash acquired                                   -           (358,121)         25,905            -           (332,216)
  Intercompany equity contributions             (158,016)         67,655          90,361            -               -
  Other                                             -               (475)            190            -               (285)
                                             -----------    ------------   -------------    ------------    ------------
Net cash (used in) provided by
  investing activities                          (173,631)       (314,739)        106,012            -           (382,358)
                                             -----------    ------------   -------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                         625,630           9,460            -               -            635,090
  Exercise of employee stock options               4,083            -               -               -              4,083
  Proceeds from employee stock
    purchases                                      1,840            -               -               -              1,840
  Principal payments of long-term debt          (140,118)           -           (123,983)           -           (264,101)
  Net repayments of notes payable                 (8,824)           -             (5,083)           -            (13,907)
  Payment of issuance costs of
    long-term debt                                (7,201)         (9,908)           -               -            (17,109)
  Purchases of treasury stock                    (44,878)           -               -               -            (44,878)
                                             -----------    ------------   -------------    ------------    ------------
Net cash provided by (used in)
  financing activities                           430,532            (448)       (129,066)           -            301,018
                                             -----------    ------------   -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                        1,128             176            (796)           -                508
                                             -----------    ------------   -------------    ------------    ------------

Net increase in cash and cash
  investments                                      3,373             332          22,708            -             26,413
Cash and cash investments, beginning
  of year                                            386             846            -               -              1,232
                                             -----------    ------------   -------------    ------------    ------------
Cash and cash investments, end of year       $     3,759    $      1,178   $      22,708    $       -       $     27,645
                                             ===========    ============   =============    ============    ============


15.  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Canandaigua Wine (branded popular premium wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company evaluates performance based on operating profits of the respective business units.

     Segment information is as follows:

                                               For the Years Ended
                                   --------------------------------------------
                                   February 28,    February 29,    February 28,
                                       2001            2000            1999
                                   ------------    ------------    ------------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
   Branded:
     External customers            $    603,948    $    623,796    $    598,782
     Intersegment                         6,451           5,524            -
                                   ------------    ------------    ------------
     Total Branded                      610,399         629,320         598,782
                                   ------------    ------------    ------------
   Other:
     External customers                  61,480          81,442          70,711
     Intersegment                        16,562           1,146            -
                                   ------------    ------------    ------------
     Total Other                         78,042          82,588          70,711
                                   ------------    ------------    ------------
Net sales                          $    688,441    $    711,908    $    669,493
Operating income                   $     50,789    $     46,778    $     46,283
Long-lived assets                  $    189,393    $    192,828    $    191,762
Total assets                       $    644,697    $    639,687    $    650,578
Capital expenditures               $     17,940    $     20,213    $     25,275
Depreciation and amortization      $     22,952    $     20,828    $     20,838

Barton:
-------
Net sales:
   Beer                            $    659,371    $    570,380    $    478,611
   Spirits                              285,743         267,762         185,938
                                   ------------    ------------    ------------
Net sales                          $    945,114    $    838,142    $    664,549
Operating income                   $    167,680    $    142,931    $    102,624
Long-lived assets                  $     76,777    $     78,876    $     50,221
Total assets                       $    724,511    $    684,228    $    478,580
Capital expenditures               $      6,589    $      7,218    $      3,269
Depreciation and amortization      $     16,069    $     14,452    $     10,765

Matthew Clark:
--------------
Net sales:
   Branded:
     External customers            $    285,717    $    313,027    $     64,879
     Intersegment                         1,193              75            -
                                   ------------    ------------    ------------
     Total Branded                      286,910         313,102          64,879
   Wholesale                            404,209         416,644          93,881
                                   ------------    ------------    ------------
Net sales                          $    691,119    $    729,746    $    158,760
Operating income                   $     48,961    $     48,473    $      8,998
Long-lived assets                  $    145,794    $    158,119    $    169,693
Total assets                       $    583,203    $    636,807    $    631,313
Capital expenditures               $     15,562    $     17,949    $     10,444
Depreciation and amortization      $     17,322    $     20,238    $      4,836

Franciscan:
-----------
Net sales:
   External customers              $     92,898    $     62,046    $       -
   Intersegment                             217              73            -
                                   ------------    ------------    ------------
Net sales                          $     93,115    $     62,119    $       -
Operating income                   $     24,495    $     12,708    $       -
Long-lived assets                  $    130,375    $    106,956    $       -
Total assets                       $    394,740    $    357,999    $       -
Capital expenditures               $     27,780    $     10,741    $       -
Depreciation and amortization      $     10,296    $      6,028    $       -

                                               For the Years Ended
                                   --------------------------------------------
                                   February 28,    February 29,    February 28,
                                       2001            2000            1999
                                   ------------    ------------    ------------
(in thousands)
Corporate Operations and Other:
-------------------------------
Net sales                          $      3,319    $      5,372    $      4,541
Operating loss                     $    (21,057)   $    (15,849)   $    (12,013)
Long-lived assets                  $      6,275    $      6,192    $     17,127
Total assets                       $    165,018    $     30,070    $     33,305
Capital expenditures               $        346    $      1,626    $     10,869
Depreciation and amortization      $      3,744    $      3,177    $      2,151

Intersegment eliminations:
--------------------------
Net sales                          $    (24,423)   $     (6,818)   $       -

Consolidated:
-------------
Net sales                          $  2,396,685    $  2,340,469    $  1,497,343
Operating income                   $    270,868    $    235,041    $    145,892
Long-lived assets                  $    548,614    $    542,971    $    428,803
Total assets                       $  2,512,169    $  2,348,791    $  1,793,776
Capital expenditures               $     68,217    $     57,747    $     49,857
Depreciation and amortization      $     70,383    $     64,723    $     38,590


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

17.  ACCOUNTING PRONOUNCEMENTS:

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

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF No. 00-14"), "Accounting for Certain Sales Incentives," which was subsequently amended in April 2001. EITF No. 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 requires that sales incentives, including coupons, rebate offers, and free product offers, given concurrently with a single exchange transaction be recognized when incurred and reported as a reduction of revenue. The Company currently reports these costs in selling, general and administrative expenses. The Company is required to adopt EITF 00-14 in its financial statements beginning March 1, 2002. Upon adoption of EITF 00-14, financial statements for prior periods presented for comparative purposes are to be reclassified to comply with the requirements of EITF 00-14. The Company believes the impact of EITF 00-14 on its financial statements will result in a material reclassification that will decrease previously reported net sales and decrease previously reported selling, general and administrative expenses, but will have no effect on operating income or net income. The Company has not yet determined the amount of the reclassification.

18.  SUBSEQUENT EVENTS:

     ACQUISITIONS -
     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The purchase price of the Turner Road Vintners Assets, including assumption of indebtedness, was $289.7 million. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes and revolving loan borrowings under the senior credit facility.

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The purchase price of the Corus assets, including assumption of indebtedness, was $52.0 million plus an earn-out over six years based on the performance of the brands. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility.

     On April 10, 2001, the Company and Ravenswood Winery, Inc. ("Ravenswood") announced that they entered into a merger agreement under which the Company will acquire Ravenswood, a leading premium wine producer based in Sonoma, California. Under the terms of the merger agreement, the Company will pay $29.50 in cash for each outstanding share of Ravenswood, or approximately $148 million, and assume net debt, which the Company does not expect to be significant at the time of closing. The transaction is subject to satisfaction of customary closing conditions and is expected to close in late June or early July 2001. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all. The acquisition is expected to be financed with borrowings under the senior credit facility.

     EQUITY OFFERING -
     During March, 2001, the Company completed a public offering of 4,370,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.4 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

19.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of selected quarterly financial information is as follows:

                                                               QUARTER ENDED
                                         ---------------------------------------------------------
                                            May 31,     August 31,    November 30,    February 28,
             Fiscal 2001                     2000          2000           2000            2001       Full Year
------------------------------------     -----------   -----------    ------------    ------------  -----------
(in thousands, except per share data)
Net sales                                $   585,580   $   637,490    $    629,577    $    544,038  $ 2,396,685
Gross profit                             $   183,873   $   200,639    $    208,053    $    164,890  $   757,455
Net income                               $    17,902   $    26,110    $     34,953    $     18,377  $    97,342
Earnings per common share: (1)
  Basic                                  $      0.49   $      0.71    $       0.95    $       0.50  $      2.65
  Diluted                                $      0.48   $      0.70    $       0.93    $       0.48  $      2.60

                                                               QUARTER ENDED
                                         ---------------------------------------------------------
                                            May 31,     August 31,    November 30,    February 29,
             Fiscal 2000                     1999          1999           1999            2000       Full Year
------------------------------------     -----------   -----------    ------------    ------------  -----------
(in thousands, except per share data)
Net sales                                $   530,169   $   621,580    $    652,969    $    535,751  $ 2,340,469
Gross profit                             $   156,123   $   189,128    $    209,687    $    167,522  $   722,460
Net income                               $    10,846   $    21,101    $     29,900    $     15,528  $    77,375
Earnings per common share: (1)
  Basic                                  $      0.30   $      0.59    $       0.83    $       0.43  $      2.14
  Diluted                                $      0.29   $      0.57    $       0.80    $       0.42  $      2.09

(1) The sum of the quarterly earnings per common share in Fiscal 2001 and Fiscal 2000 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------  -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 17, 2001, under those sections of the proxy statement titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 17, 2001, under that section of the proxy statement titled "Executive Compensation" and that caption titled "Director Compensation" under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 17, 2001, under those sections of the proxy statement titled "Beneficial Ownership" and "Stock Ownership of Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 17, 2001, under that section of the proxy statement titled "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  1.   Financial Statements

          The following consolidated financial statements of the Company are submitted herewith:

               Report of Independent Public Accountants

               Consolidated Balance Sheets - February 28, 2001, and February 29, 2000

               Consolidated Statements of Income for the years ended February 28, 2001, February 29, 2000, and February 28, 1999

               Consolidated Statements of Changes in Stockholders' Equity for the years ended February 28, 2001, February 29, 2000, and February 28, 1999

               Consolidated Statements of Cash Flows for the years ended February 28, 2001, February 29, 2000, and February 28, 1999

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

     3.   Exhibits required to be filed by Item 601 of Regulation S-K

          For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 95 of this Report.

(b)  Reports on Form 8-K

          The following Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended February 28, 2001:

         (i) Form 8-K dated January 4, 2001. This Form 8-K reported information under Item 5 (Other Events) and included (i) the Company's Condensed Consolidated Balance Sheets as of November 30, 2000 (unaudited) and February 29, 2000 (audited); (ii) the Company's Condensed Consolidated Statements of Income for the three months ended November 30, 2000 (unaudited) and November 30, 1999 (unaudited); and (iii) the

               Company's Condensed Consolidated Statements of Income for the nine months ended November 30, 2000 (unaudited) and November 30, 1999 (unaudited).

         (ii)  Form  8-K  dated  February  1,  2001.   This  Form  8-K  reported
               information under Item 5 (Other Events).

         (iii) Form 8-K dated February 12, 2001. This Form 8-K reported information under Item 5 (Other Events).

         (iv) Form 8-K dated February 14, 2001. This Form 8-K reported information under Item 5 (Other Events).

         (v) Form 8-K dated February 21, 2001. This Form 8-K reported information under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   CONSTELLATION BRANDS, INC.


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



/s/ Richard Sands                          /s/ Thomas S. Summer
---------------------------------          ----------------------------------
Richard Sands, Chairman of the             Thomas S. Summer, Executive Vice
Board, President, and Chief                President and Chief Financial
Executive Officer (Principal               Officer (Principal Financial
Executive Officer)                         Officer and Principal Accounting
Dated:  May 29, 2001                       Officer)
                                           Dated:  May 29, 2001


/s/ Robert Sands                           /s/ George Bresler
---------------------------------          ----------------------------------
Robert Sands, Director                     George Bresler, Director
Dated:  May 29, 2001                       Dated:  May 29, 2001


/s/ James A. Locke                         /s/ Thomas C. McDermott
---------------------------------          ----------------------------------
James A. Locke, III, Director              Thomas C. McDermott, Director
Dated:  May 29, 2001                       Dated:  May 29, 2001


/s/ Paul L. Smith                          /s/ Jeananne K. Hauswald
---------------------------------          ----------------------------------
Paul L. Smith, Director                    Jeananne K. Hauswald, Director
Dated:  May 29, 2001                       Dated:  May 29, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Batavia Wine Cellars, Inc.


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


Dated:  May 29, 2001                       /s/ Ned Cooper
                                           ----------------------------------
                                           Ned Cooper, President
                                           (Principal Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Canandaigua Wine Company, Inc.


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


Dated:  May 29, 2001                       /s/ Jon Moramarco
                                           ----------------------------------
                                           Jon Moramarco, President and Chief
                                           Executive Officer (Principal
                                           Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Canandaigua Europe Limited


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


Dated:  May 29, 2001                       /s/ Douglas Kahle
                                           ----------------------------------
                                           Douglas Kahle, President
                                           (Principal Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Canandaigua Limited


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


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Chief Executive
                                           Officer and Director (Principal
                                           Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Finance Director
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Peter Aikens
                                           ----------------------------------
                                           Peter Aikens, Director


Dated:  May 29, 2001                       /s/ Anne Colquhoun
                                           ----------------------------------
                                           Anne Colquhoun, Director


Dated:  May 29, 2001                       /s/ Nigel Hodges
                                           ----------------------------------
                                           Nigel Hodges, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Polyphenolics, Inc.


                                       By: /s/ Anil Shrikhande
                                           ----------------------------------
                                           Anil Shrikhande, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ Anil Shrikhande
                                           ----------------------------------
                                           Anil Shrikhande, President
                                           (Principal Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President,
                                           Treasurer and Director (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

Dated:  May 29, 2001                       /s/ Ronald C. Fondiller
                                           ----------------------------------
                                           Ronald C. Fondiller, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Roberts Trading Corp.


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


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, President and
                                           Treasurer (Principal Executive
                                           Officer, Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Canandaigua B.V.


                                       By: /s/ G.A.L.R. Diepenhorst
                                           ----------------------------------
                                           G.A.L.R. Diepenhorst, Managing
                                           Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ G.A.L.R. Diepenhorst
                                           ----------------------------------
                                           G.A.L.R. Diepenhorst, Managing
                                           Director (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Chief Financial
                                           Officer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


Dated:  May 29, 2001                       /s/ E.F. Switters
                                           ----------------------------------
                                           E.F. Switters, Managing Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Franciscan Vineyards, Inc.


                                       By: /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Allberry, Inc.


                                       By: /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Cloud Peak Corporation


                                       By: /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   M.J. Lewis Corp.


                                       By: /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Mt. Veeder Corporation


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


Dated:  May 29, 2001                       /s/ Agustin Francisco Huneeus
                                           ----------------------------------
                                           Agustin Francisco Huneeus,
                                           President (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Incorporated


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

Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, President,
                                           Chief Executive Officer and
                                           Director (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ Edward L. Golden
                                           ----------------------------------
                                           Edward L. Golden, Director


Dated:  May 29, 2001                       /s/ William F. Hackett
                                           ----------------------------------
                                           William F. Hackett, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Director


Dated:  May 29, 2001                       /s/ Robert Sands
                                           ----------------------------------
                                           Robert Sands, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Brands, Ltd.


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


Dated:  May 29, 2001                       /s/ Edward L. Golden
                                           ----------------------------------
                                           Edward L. Golden, President and
                                           Director (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, Director


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Beers, Ltd.


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


Dated:  May 29, 2001                       /s/ Richard Sands
                                           ----------------------------------
                                           Richard Sands, Chief Executive
                                           Officer and Director (Principal
                                           Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, Director


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ William F. Hackett
                                           ----------------------------------
                                           William F. Hackett, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Brands of California, Inc.


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


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, President and
                                           Director (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ Edward L. Golden
                                           ----------------------------------
                                           Edward L. Golden, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Brands of Georgia, Inc.


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


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, President and
                                           Director (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ Edward L. Golden
                                           ----------------------------------
                                           Edward L. Golden, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Canada, Ltd.


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


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, President and
                                           Director (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ Edward L. Golden
                                           ----------------------------------
                                           Edward L. Golden, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Distillers Import Corp.


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


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, President and
                                           Director (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ Edward L. Golden
                                           ----------------------------------
                                           Edward L. Golden, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Barton Financial Corporation


                                       By: /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, President,
                                           Secretary and Director (Principal
                                           Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Michael A. Napientek
                                           ----------------------------------
                                           Michael A. Napientek, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Stevens Point Beverage Co.


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


Dated:  May 29, 2001                       /s/ James P. Ryan
                                           ----------------------------------
                                           James P. Ryan, President, Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, Director


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ William F. Hackett
                                           ----------------------------------
                                           William F. Hackett, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2001                   Monarch Import Company


                                       By: /s/ James P. Ryan
                                           ----------------------------------
                                           James P. Ryan, Chief Executive
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 29, 2001                       /s/ James P. Ryan
                                           ----------------------------------
                                           James P. Ryan, Chief Executive
                                           Officer (Principal Executive
                                           Officer)


Dated:  May 29, 2001                       /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated:  May 29, 2001                       /s/ Alexander L. Berk
                                           ----------------------------------
                                           Alexander L. Berk, Director


Dated:  May 29, 2001                       /s/ Troy J. Christensen
                                           ----------------------------------
                                           Troy J. Christensen, Director


Dated:  May 29, 2001                       /s/ William F. Hackett
                                           ----------------------------------
                                           William F. Hackett, Director


Dated:  May 29, 2001                       /s/ Elizabeth Kutyla
                                           ----------------------------------
                                           Elizabeth Kutyla, Director

                               INDEX TO EXHIBITS

Exhibit No.
-----------

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

        2.3 Stock Purchase Agreement, dated April 21, 1999, between Franciscan Vineyards, Inc., Agustin Huneeus, Agustin Francisco Huneeus, Jean-Michel Valette, Heidrun Eckes-Chantre Und Kinder Beteiligungsverwaltung II, GbR, Peter Eugen Eckes Und Kinder Beteiligungsverwaltung II, GbR, Harald Eckes-Chantre, Christina Eckes-Chantre, Petra Eckes-Chantre and Canandaigua Brands, Inc. (now known as Constellation Brands, Inc.) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 4, 1999 and incorporated herein by reference).

        2.4 Stock Purchase Agreement by and between Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) and Moet Hennessy, Inc. dated April 1,1999 (filed as exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).

        2.5 Purchase Agreement dated as of January 30, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) (including a list briefly identifying the contents of all omitted schedules thereto) (filed herewith). The Company will furnish supplementally to the Commission, upon request, a copy of any omitted schedule.

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

        4.1 Indenture, with respect to 8 3/4% Senior Subordinated Notes due 2003, dated as of December 27, 1993, among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical Bank) (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 and incorporated herein by reference).

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

        4.13 Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

        4.14 Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

        4.15 Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference).

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

        4.17 Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

        4.18 Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

        4.19 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

        4.20 Amendment No. 1 to Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed herewith).

        4.21 Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and Harris Trust and Savings Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

        4.22 Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

        4.23 Registration Rights Agreement, dated as of February 21, 2001, by and among the Company, certain subsidiaries and the Initial Purchasers named therein (filed as Exhibit 4.2 to the Company's Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

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

        10.8 Amendment Number Three to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

        10.9 Amendment Number Four to the Company's Long-Term Stock Incentive Plan (filed herewith).

        10.10   Incentive  Stock  Option Plan of the  Company  (filed as Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.11 Amendment Number One to the Company's Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.12 Amendment Number Two to the Company's Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

        10.13 Amendment Number Three to the Company's Incentive Stock Option Plan (filed herewith).

        10.14   Annual  Management  Incentive  Plan  of the  Company  (filed  as
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).

        10.15 Amendment Number One to the Company's Annual Management Incentive Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).

        10.16   Amendment  Number  Two  to  the  Company's   Annual   Management
                Incentive Plan (filed herewith).

        10.17 Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as
                Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

        10.18   Supplemental  Executive Retirement Plan of the Company (filed as
                Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

        10.19 First Amendment to the Company's Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).

        10.20   Second  Amendment  to  the  Company's   Supplemental   Executive
                Retirement Plan (filed herewith).

        10.21 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which The Chase Manhattan Bank acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

        10.22 Amendment No. 1 to Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed herewith as Exhibit 4.20).

        10.23 Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

        10.24 Letter Agreement between the Company and Jon Moramarco, dated October 5, 1999, addressing compensation (filed herewith).

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

        99.2 Amendment Number 6 to the Company's 1989 Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

        99.3 Amendment Number 7 to the Company's 1989 Employee Stock Purchase Plan (filed herewith).