Form 10-Q
period 2001-05-31
CONSTELLATION BRANDS INC; BATAVIA WINE CELLARS INC; BARTON INC; BARTON BRANDS LTD /DE/; BARTON BEERS LTD; BARTON BRANDS OF CALIFORNIA INC; BARTON BRANDS OF GEORGIA INC; BARTON DISTILLERS IMPORT CORP; BARTON FINANCIAL CORP; STEVENS POINT BEVERAGE CO
filed 2001-07-16
CIK 16918, 914160, 914167, 914168, 914169, 914171, 914172, 914173, 914174, 914175

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2001
                               ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -------------

                        Commission File Number 001-08495

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
             ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

                                 (716) 218-2169
             ------------------------------------------------------
              (Registrants' telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2001, is set forth below (all of the Registrants, other than Constellation Brands, Inc., are direct or indirect wholly-owned subsidiaries of Constellation Brands, Inc.):

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share              35,970,244
Class B Common Stock, Par Value $.01 Per Share               6,132,795

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     May 31,       February 28,
                                                      2001             2001
                                                  ------------     ------------
                                                   (unaudited)
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash investments                       $      3,739     $    145,672
  Accounts receivable, net                             374,398          314,262
  Inventories, net                                     756,611          670,018
  Prepaid expenses and other current assets             64,584           61,037
                                                  ------------     ------------
    Total current assets                             1,199,332        1,190,989
PROPERTY, PLANT AND EQUIPMENT, net                     583,070          548,614
OTHER ASSETS                                           957,291          772,566
                                                  ------------     ------------
  Total assets                                    $  2,739,693     $  2,512,169
                                                  ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $     24,903     $      4,184
  Current maturities of long-term debt                  72,996           54,176
  Accounts payable                                     154,394          114,793
  Accrued excise taxes                                  43,979           55,954
  Other accrued expenses and liabilities               208,351          198,053
                                                  ------------     ------------
    Total current liabilities                          504,623          427,160
                                                  ------------     ------------
LONG-TERM DEBT, less current maturities              1,294,116        1,307,437
                                                  ------------     ------------
DEFERRED INCOME TAXES                                  131,317          131,974
                                                  ------------     ------------
OTHER LIABILITIES                                       28,690           29,330
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at May 31, 2001,
    and February 28, 2001                                 -                -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 37,723,329 shares at
    May 31, 2001, and 37,438,968 shares
    at February 28, 2001                                   377              374
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 7,384,445 shares at
    May 31, 2001, and 7,402,594 shares
    at February 28, 2001                                    74               74
  Additional paid-in capital                           373,530          267,655
  Retained earnings                                    479,641          455,798
  Accumulated other comprehensive loss                 (30,375)         (26,004)
                                                  ------------     ------------
                                                       823,247          697,897
                                                  ------------     ------------
  Less-Treasury stock-
  Class A Common Stock, 1,830,600 shares at
    May 31, 2001, and 6,200,600 shares at
    February 28, 2001, at cost                         (39,967)         (79,271)
  Class B Convertible Common Stock, 1,251,450
    shares at May 31, 2001, and
    February 28, 2001, at cost                          (2,207)          (2,207)
                                                  ------------     ------------
                                                       (42,174)         (81,478)
                                                  ------------     ------------
  Less-Unearned compensation-restricted
    stock awards                                          (126)            (151)
                                                  ------------     ------------
    Total stockholders' equity                         780,947          616,268
                                                  ------------     ------------
  Total liabilities and stockholders' equity      $  2,739,693     $  2,512,169
                                                  ============     ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                             For the Three Months Ended May 31,
                                             ----------------------------------
                                                  2001                 2000
                                             -------------        -------------
                                              (unaudited)          (unaudited)

GROSS SALES                                  $     835,774        $     774,522
  Less - Excise taxes                             (193,664)            (188,942)
                                             -------------        -------------
    Net sales                                      642,110              585,580
COST OF PRODUCT SOLD                              (440,160)            (401,707)
                                             -------------        -------------
    Gross profit                                   201,950              183,873
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        (132,027)            (126,409)
                                             -------------        -------------
    Operating income                                69,923               57,464
INTEREST EXPENSE, net                              (30,185)             (27,627)
                                             -------------        -------------
    Income before income taxes                      39,738               29,837
PROVISION FOR INCOME TAXES                         (15,895)             (11,935)
                                             -------------        -------------
NET INCOME                                   $      23,843        $      17,902
                                             =============        =============


SHARE DATA:
Earnings per common share:
    Basic                                    $        0.58        $        0.49
                                             =============        =============
    Diluted                                  $        0.56        $        0.48
                                             =============        =============
Weighted average common shares
  outstanding:
    Basic                                           41,254               36,460
    Diluted                                         42,526               37,196

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                                                    For the Three Months Ended May 31,
                                                                    ----------------------------------
                                                                        2001                  2000
                                                                    ------------          ------------
                                                                     (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $     23,843          $     17,902

  Adjustments   to  reconcile  net  income  to  net
    cash  provided  by  operating activities:
      Depreciation of property, plant and equipment                       14,005                11,797
      Amortization of intangible assets                                    7,920                 6,549
      Loss on sale of assets                                                 920                   767
      Amortization of discount on long-term debt                             135                   116
      Stock-based compensation expense                                        25                  -
      Deferred tax provision                                                -                    3,571
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                       (39,164)              (50,394)
          Inventories, net                                                18,800                 8,747
          Prepaid expenses and other current assets                       (3,387)                2,129
          Accounts payable                                                21,251                10,603
          Accrued excise taxes                                           (11,706)               11,462
          Other accrued expenses and liabilities                           4,919                 1,200
          Other assets and liabilities, net                               (2,964)               (4,478)
                                                                    ------------          ------------
            Total adjustments                                             10,754                 2,069
                                                                    ------------          ------------
            Net cash provided by operating activities                     34,597                19,971
                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                         (328,783)                 -
  Purchases of property, plant and equipment                             (10,838)              (10,265)
  Proceeds from sale of assets                                               368                   317
                                                                    ------------          ------------
            Net cash used in investing activities                       (339,253)               (9,948)
                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from equity offering, net of fees                             139,878                  -
  Net proceeds from (repayments of) notes payable                         21,162               (16,800)
  Exercise of employee stock options                                       4,797                 1,973
  Principal payments of long-term debt                                    (1,974)             (133,329)
  Payment of issuance costs of long-term debt                             (1,014)               (1,301)
  Proceeds from issuance of long-term debt, net of discount                 -                  119,400
                                                                    ------------          ------------
            Net cash provided by (used in) financing activities          162,849               (30,057)
                                                                    ------------          ------------

Effect of exchange rate changes on cash and
  cash investments                                                          (126)                 (250)
                                                                    ------------          ------------

NET DECREASE IN CASH AND CASH INVESTMENTS                               (141,933)              (20,284)
CASH AND CASH INVESTMENTS, beginning of period                           145,672                34,308
                                                                    ------------          ------------
CASH AND CASH INVESTMENTS, end of period                            $      3,739          $     14,024
                                                                    ============          ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired          $    368,632          $       -
    Liabilities assumed                                                  (39,347)                 -
                                                                    ------------          ------------
    Cash paid                                                            329,285                  -
    Less - cash acquired                                                    (502)                 -
                                                                    ------------          ------------
    Net cash paid for purchases of businesses                       $    328,783          $       -
                                                                    ============          ============

                        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

1)   MANAGEMENT'S REPRESENTATIONS:

     The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain May 31, 2000, balances have been reclassified to conform to current year presentation.

2)   ACCOUNTING CHANGES:

     Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. The Company is exposed to market risk associated with changes in foreign currency exchange rates. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company periodically enters into derivative transactions solely to manage the volatility and to reduce the financial impact relating to this risk.

     The Company uses foreign currency exchange hedging agreements to reduce the risk of foreign currency exchange rate fluctuations resulting primarily from contracts to purchase inventory items that are denominated in various foreign currencies. As these derivative contracts are designated to hedge the exposure to variable cash flows of a forecasted transaction, the contracts are classified as cash flow hedges. As such, the effective portion of the change in the fair value of the derivatives is recorded each period in the balance sheet in accumulated other comprehensive income/loss ("AOCI"), and is reclassified into the statement of income, primarily as a component of cost of goods sold, in the same period during which the hedged transaction affects earnings. The currency forward exchange contracts used generally have maturity terms of twelve months or less. The Company expects the entire balance in AOCI related to cash flow hedges to be reclassified to the statement of income within the next twelve months. The Company formally documents all relationships between hedging instruments and hedged items in accordance with SFAS No. 133 requirements.

     The Company has exposure to foreign currency risk, primarily in the United Kingdom, as a result of having international subsidiaries. The Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. Such borrowings are designated as a hedge of the foreign currency exposure of the net investment in the foreign operation. Accordingly, the effective portion of the foreign currency gain or loss on the hedging debt instrument is reported in AOCI as part of the foreign currency translation adjustments. For the three months ended

May 31, 2001, $5.3 million of net gain is included in foreign currency translation adjustments within AOCI.

3)   ACQUISITIONS:

        On October 27, 2000, the Company purchased all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The purchase price was $4.5 million and was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired (goodwill), $2.2 million, is being amortized on a straight-line basis over 40 years. The results of operations of Forth Wines are reported in the Matthew Clark segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The preliminary purchase price of the Turner Road Vintners Assets, including assumption of indebtedness of $9.4 million, was $289.7 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $180.6 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Turner Road Vintners Assets are reported in the Canandaigua Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The preliminary purchase price of the Corus Assets, including assumption of indebtedness (net of cash acquired) of $3.1 million, was $52.0 million plus an earn-out over six years based on the performance of the brands. The purchase price is subject to final closing adjustments which the Company does not expect to be material. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $11.9 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Corus Assets are reported in the Canandaigua Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended May 31, 2001 and 2000. The unaudited pro forma results of operations for the three months ended May 31, 2001 and 2000, gives effect to the acquisitions of the Turner Road Vintners Assets and Corus Assets as if they occurred on March 1, 2000. The unaudited pro forma results of operations for the three months ended May 31, 2000, do not give pro forma effect to the acquisition of Forth Wines as if it occurred on March 1, 2000, as it is not significant. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                        For the Three Months
                                                            Ended May 31,
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------
(in thousands, except per share data)
Net sales                                            $  644,074      $  644,505
Income before income taxes                           $   38,932      $   26,593
Net income                                           $   23,359      $   15,956

Earnings per common share:
  Basic                                              $     0.57      $     0.44
                                                     ==========      ==========
  Diluted                                            $     0.55      $     0.43
                                                     ==========      ==========

Weighted average common shares outstanding:
  Basic                                                  41,254          36,460
  Diluted                                                42,526          37,196

4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                            May 31,      February 28,
                                             2001            2001
                                         ------------    ------------
(in thousands)
Raw materials and supplies               $     32,260    $     28,007
In-process inventories                        465,848         450,650
Finished case goods                           258,503         191,361
                                         ------------    ------------
                                         $    756,611    $    670,018
                                         ============    ============

5)   OTHER ASSETS:

     The major components of other assets are as follows:

                                            May 31,      February 28,
                                             2001            2001
                                         ------------    ------------
(in thousands)
Goodwill                                 $    637,890    $    447,813
Trademarks                                    245,932         247,139
Distribution rights and agency
  license agreements                           87,052          87,052
Other                                          77,434          73,935
                                         ------------    ------------
                                            1,048,308         855,939
Less - Accumulated amortization               (91,017)        (83,373)
                                         ------------    ------------
                                         $    957,291    $    772,566
                                         ============    ============

6)   STOCKHOLDERS' EQUITY:

     During March 2001, the Company completed a public offering of 4,370,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.9 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

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

     The computation of basic and diluted earnings per common share is as follows:

                                                      For the Three Months
                                                         Ended May 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
(in thousands, except per share data)
Income applicable to common shares               $     23,843      $     17,902
                                                 ============      ============

Weighted average common shares
  outstanding - basic                                  41,254            36,460
Stock options                                           1,272               736
                                                 ------------      ------------
Weighted average common shares
  outstanding - diluted                                42,526            37,196
                                                 ============      ============

EARNINGS PER COMMON SHARE - BASIC                $       0.58      $       0.49
                                                 ============      ============
EARNINGS PER COMMON SHARE - DILUTED              $       0.56      $       0.48
                                                 ============      ============

     Stock options to purchase 1.4 million and 3.2 million shares of Class A Common Stock at a weighted average price per share of $35.49 and $26.03 were outstanding during the three months ended May 31, 2001 and 2000, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

8)   CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of May 31, 2001 and 2000, and the condensed consolidating statements of income and cash flows for the three months ended May 31, 2001 and 2000, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary and certain other subsidiaries which individually, and in the aggregate, are inconsequential. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                   Parent        Subsidiary      Subsidiary
                                                   Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -----------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at May 31, 2001
---------------
Current assets:
  Cash and cash investments                      $      -       $      3,569    $         170    $       -       $      3,739
  Accounts receivable, net                            58,083          80,330          235,985            -            374,398
  Inventories, net                                    31,983         598,781          125,905             (58)        756,611
  Prepaid expenses and other
    current assets                                     5,615          37,107           21,862            -             64,584
  Intercompany (payable) receivable                  (66,389)        124,835          (58,446)           -               -
                                                 -----------    ------------    -------------    ------------    ------------
      Total current assets                            29,292         844,622          325,476             (58)      1,199,332
Property, plant and equipment, net                    30,038         361,568          191,464            -            583,070
Investments in subsidiaries                        2,182,342         531,771             -         (2,714,113)           -
Other assets                                          88,868         624,356          244,067            -            957,291
                                                 -----------    ------------    -------------    ------------    ------------
  Total assets                                   $ 2,330,540    $  2,362,317    $     761,007    $ (2,714,171)   $  2,739,693
                                                 ===========    ============    =============    ============    ============

Current liabilities:
  Notes payable                                  $    20,000    $       -       $       4,903    $       -       $     24,903
  Current maturities of long-term debt                67,044           1,379            4,573            -             72,996
  Accounts payable and other liabilities             110,508          72,169          180,068            -            362,745
  Accrued excise taxes                                 4,858          22,196           16,925            -             43,979
                                                 -----------    ------------    -------------    ------------    ------------
      Total current liabilities                      202,410          95,744          206,469            -            504,623
Long-term debt, less current maturities            1,281,793          11,855              468            -          1,294,116
Deferred income taxes                                 33,232          69,330           28,755            -            131,317
Other liabilities                                        467           4,111           24,112            -             28,690
Stockholders' equity:
  Class A and class B common stock                       451           6,434           64,867         (71,301)            451
  Additional paid-in capital                         373,530       1,071,627          436,466      (1,508,093)        373,530
  Retained earnings                                  479,699       1,104,281           30,438      (1,134,777)        479,641
  Accumulated other comprehensive
    income (loss)                                      1,258          (1,065)         (30,568)           -            (30,375)
  Treasury stock and other                           (42,300)           -                -               -            (42,300)
                                                 -----------    ------------    -------------    ------------    ------------
      Total stockholders' equity                     812,638       2,181,277          501,203      (2,714,171)        780,947
                                                 -----------    ------------    -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                         $ 2,330,540    $  2,362,317    $     761,007    $ (2,714,171)   $  2,739,693
                                                 ===========    ============    =============    ============    ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2001
--------------------
Current assets:
  Cash and cash investments                      $   142,104    $      3,239    $         329    $       -       $    145,672
  Accounts receivable, net                            80,299         116,784          117,179            -            314,262
  Inventories, net                                    31,845         515,274          122,965             (66)        670,018
  Prepaid expenses and other
    current assets                                     6,551          33,565           20,921            -             61,037
  Intercompany (payable) receivable                  (61,783)         54,169            7,614            -               -
                                                 -----------    ------------    -------------    ------------    ------------
      Total current assets                           199,016         723,031          269,008             (66)      1,190,989
Property, plant and equipment, net                    30,554         320,143          197,917            -            548,614
Investments in subsidiaries                        1,835,088         525,442             -         (2,360,530)           -
Other assets                                          87,764         434,782          250,020            -            772,566
                                                 -----------    ------------    -------------    ------------    ------------
  Total assets                                   $ 2,152,422    $  2,003,398    $     716,945    $ (2,360,596)   $  2,512,169
                                                 ===========    ============    =============    ============    ============



                                                   Parent        Subsidiary      Subsidiary
                                                   Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -----------    ------------    -------------    ------------    ------------
(in thousands)
Current liabilities:
  Notes payable                                  $      -       $       -       $       4,184    $       -       $      4,184
  Current maturities of long-term debt                49,218              70            4,888            -             54,176
  Accounts payable and other liabilities             111,388          58,448          143,010            -            312,846
  Accrued excise taxes                                 9,411          35,474           11,069            -             55,954
                                                 -----------    ------------    -------------    ------------    ------------
      Total current liabilities                      170,017          93,992          163,151                         427,160
Long-term debt, less current maturities            1,305,302             758            1,377            -          1,307,437
Deferred income taxes                                 33,232          71,619           27,123            -            131,974
Other liabilities                                        437           2,953           25,940            -             29,330
Stockholders' equity:
  Class A and class B common stock                       448           6,434           64,867         (71,301)            448
  Additional paid-in capital                         267,655         742,343          436,466      (1,178,809)        267,655
  Retained earnings                                  455,864       1,086,311           24,109      (1,110,486)        455,798
  Accumulated other comprehensive
    income (loss)                                      1,096          (1,012)         (26,088)           -            (26,004)
  Treasury stock and other                           (81,629)           -                -               -            (81,629)
                                                 -----------    ------------    -------------    ------------    ------------
      Total stockholders' equity                     643,434       1,834,076          499,354      (2,360,596)        616,268
                                                 -----------    ------------    -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                         $ 2,152,422    $  2,003,398    $     716,945    $ (2,360,596)   $  2,512,169
                                                 ===========    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2001
---------------------------------------
Gross sales                                      $   194,126    $    452,541    $     256,425    $    (67,318)   $    835,774
  Less - excise taxes                                (30,388)       (102,215)         (61,061)           -           (193,664)
                                                 -----------    ------------    -------------    ------------    ------------
    Net sales                                        163,738         350,326          195,364         (67,318)        642,110
Cost of product sold                                (112,487)       (248,875)        (146,124)         67,326        (440,160)
                                                 -----------    ------------    -------------    ------------    ------------
    Gross profit                                      51,251         101,451           49,240               8         201,950
Selling, general and administrative
  expenses                                           (41,696)        (52,230)         (38,101)           -           (132,027)
                                                 -----------    ------------    -------------    ------------    ------------
    Operating income                                   9,555          49,221           11,139               8          69,923
Interest expense, net                                 (5,365)        (23,539)          (1,281)           -            (30,185)
Equity earnings in subsidiary                         17,970           6,329             -            (24,299)           -
                                                 -----------    ------------    -------------    ------------    ------------
    Income before income taxes                        22,160          32,011            9,858         (24,291)         39,738
Benefit from (provision for) income taxes              1,675         (14,041)          (3,529)           -            (15,895)
                                                 -----------    ------------    -------------    ------------    ------------
Net income                                       $    23,835    $     17,970    $       6,329    $    (24,291)   $     23,843
                                                 ===========    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2000
---------------------------------------
Gross sales                                      $   168,387    $    443,183    $     241,003    $    (78,051)   $    774,522
  Less - excise taxes                                (30,974)       (102,410)         (55,558)           -           (188,942)
                                                 -----------    ------------    -------------    ------------    ------------
    Net sales                                        137,413         340,773          185,445         (78,051)        585,580
Cost of product sold                                (100,738)       (245,819)        (133,186)         78,036        (401,707)
                                                 -----------    ------------    -------------    ------------    ------------
    Gross profit                                      36,675          94,954           52,259             (15)        183,873
Selling, general and administrative
  expenses                                           (38,393)        (50,112)         (37,904)           -           (126,409)
                                                 -----------    ------------    -------------    ------------    ------------
    Operating income                                  (1,718)         44,842           14,355             (15)         57,464
Interest expense, net                                 (6,194)        (20,272)          (1,161)           -            (27,627)
Equity earnings in subsidiary                         22,664           8,688             -            (31,352)           -
                                                 -----------    ------------    -------------    ------------    ------------
    Income before income taxes                        14,752          33,258           13,194         (31,367)         29,837
Benefit from (provision for) income taxes              3,165         (10,594)          (4,506)           -            (11,935)
                                                 -----------    ------------    -------------    ------------    ------------
Net income                                       $    17,917    $     22,664    $       8,688    $    (31,367)   $     17,902
                                                 ===========    ============    =============    ============    ============

                                                   Parent        Subsidiary      Subsidiary
                                                   Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -----------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2001
---------------------------------------
Net cash provided by operating
  activities                                     $    30,101    $      1,758    $       2,738    $       -       $     34,597

Cash flows from investing activities:
  Purchases of businesses, net of
    cash acquired                                   (329,284)            501             -               -           (328,783)
  Purchases of property, plant and
    equipment                                           (985)         (6,881)          (2,972)           -            (10,838)
  Other                                                 -                224              144            -                368
                                                 -----------    ------------    -------------    ------------    ------------
Net cash used in investing activities               (330,269)         (6,156)          (2,828)           -           (339,253)
                                                 -----------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from equity offering, net
    of fees                                          139,878            -                -               -            139,878
  Net proceeds from notes payable                     20,000            -               1,162                          21,162
  Exercise of employee stock options                   4,797            -                -               -              4,797
  Principal payments of long-term debt                  (599)           (315)          (1,060)           -             (1,974)
  Payment of issuance costs of
    long-term debt                                    (1,014)           -                -               -             (1,014)
                                                 -----------    ------------    -------------    ------------    ------------
Net cash provided by (used in)
  financing activities                               163,062            (315)             102            -            162,849
                                                 -----------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                           (4,998)          5,043             (171)           -               (126)
                                                 -----------    ------------    -------------    ------------    ------------

Net (decrease) increase in cash
  and cash investments                              (142,104)            330             (159)           -           (141,933)
Cash and cash investments, beginning
  of period                                          142,104           3,239              329            -            145,672
                                                 -----------    ------------    -------------    ------------    ------------
Cash and cash investments, end of
  period                                         $      -       $      3,569    $         170    $       -       $      3,739
                                                 ===========    ============    =============    ============    ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2000
---------------------------------------
Net cash provided by (used in)
  operating activities                           $    45,866    $     (9,465)   $     (16,430)   $       -       $     19,971

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                           (753)         (6,335)          (3,177)           -            (10,265)
  Other                                                 -                 79              238            -                317
                                                 -----------    ------------    -------------    ------------    ------------
Net cash used in investing activities                   (753)         (6,256)          (2,939)           -             (9,948)
                                                 -----------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Principal payments of long-term debt              (132,950)            (16)            (363)           -           (133,329)
  Net repayments of notes payable                    (16,800)           -                -               -            (16,800)
  Payment of issuance costs of
    long-term debt                                    (1,301)           -                -               -             (1,301)
  Proceeds from issuance of long-term
    debt, net of discount                            119,400            -                -               -            119,400
  Exercise of employee stock options                   1,973            -                -               -              1,973
                                                 -----------    ------------    -------------    ------------    ------------
Net cash used in financing activities                (29,678)            (16)            (363)           -            (30,057)
                                                 -----------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                          (15,416)         16,236           (1,070)           -               (250)
                                                 -----------    ------------    -------------    ------------    ------------

                                                   Parent        Subsidiary      Subsidiary
                                                   Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -----------    ------------    -------------    ------------    ------------
(in thousands)
Net increase (decrease) in cash
  and cash investments                                    19             499          (20,802)           -            (20,284)
Cash and cash investments, beginning
  of period                                             -                231           34,077            -             34,308
                                                 -----------    ------------    -------------    ------------    ------------
Cash and cash investments, end of
  period                                         $        19    $        730    $      13,275    $       -       $     14,024
                                                 ===========    ============    =============    ============    ============

9)   BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Canandaigua Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and distilled spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001. The Company evaluates performance based on operating income of the respective business units.

     Segment information is as follows:

                                              For the Three Months
                                                   Ended May 31,
                                         -------------------------------
                                             2001                2000
                                         -----------         -----------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers                   $   166,081         $   143,330
    Intersegment                               1,745               1,236
                                         -----------         -----------
    Total Branded                            167,826             144,566
                                         -----------         -----------
  Other:
    External customers                        13,549              15,268
    Intersegment                               3,689               3,629
                                         -----------         -----------
    Total Other                               17,238              18,897
                                         -----------         -----------
Net sales                                $   185,064         $   163,463
Operating income                         $    15,395         $     7,818
Long-lived assets                        $   230,260         $   192,337
Total assets                             $   966,466         $   596,543
Capital expenditures                     $     1,489         $     2,645
Depreciation and amortization            $     8,116         $     5,868

                                              For the Three Months
                                                   Ended May 31,
                                         -------------------------------
                                             2001                2000
                                         -----------         -----------
(in thousands)
Barton:
-------
Net sales:
  Beer                                   $   182,985         $   163,134
  Spirits                                     71,317              72,546
                                         -----------         -----------
Net sales                                $   254,302         $   235,680
Operating income                         $    44,051         $    38,835
Long-lived assets                        $    78,136         $    77,956
Total assets                             $   734,345         $   716,633
Capital expenditures                     $     2,924         $     1,336
Depreciation and amortization            $     4,762         $     3,955

Matthew Clark:
--------------
Net sales:
  Branded:
    External customers                   $    66,881         $    69,594
    Intersegment                                 102                  21
                                         -----------         -----------
    Total Branded                             66,983              69,615
  Wholesale                                  115,006              99,923
                                         -----------         -----------
Net sales                                $   181,989         $   169,538
Operating income                         $     8,317         $    10,374
Long-lived assets                        $   140,710         $   148,103
Total assets                             $   622,334         $   629,030
Capital expenditures                     $     2,030         $     2,409
Depreciation and amortization            $     4,673         $     5,213

Franciscan:
-----------
Net sales:
  External customers                     $    26,291         $    21,785
  Intersegment                                   102                 104
                                         -----------         -----------
Net sales                                $    26,393         $    21,889
Operating income                         $     7,048         $     5,416
Long-lived assets                        $   129,499         $   108,694
Total assets                             $   396,209         $   361,036
Capital expenditures                     $     3,969         $     3,780
Depreciation and amortization            $     3,223         $     2,392

Corporate Operations and Other:
-------------------------------
Net sales                                $      -            $      -
Operating loss                           $    (4,888)        $    (4,979)
Long-lived assets                        $     4,465         $     3,901
Total assets                             $    20,339         $    23,858
Capital expenditures                     $       426         $        95
Depreciation and amortization            $     1,151         $       918

Intersegment eliminations:
--------------------------
Net sales                                $    (5,638)        $    (4,990)

Consolidated:
-------------
Net sales                                $   642,110         $   585,580
Operating income                         $    69,923         $    57,464
Long-lived assets                        $   583,070         $   530,991
Total assets                             $ 2,739,693         $ 2,327,100
Capital expenditures                     $    10,838         $    10,265
Depreciation and amortization            $    21,925         $    18,346

10)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized losses on derivative instruments for the three months ended May 31, 2001 and 2000. The reconciliation of net income to comprehensive income is as follows:

                                                   For the Three Months
                                                       Ended May 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------
(in thousands)
Net income                                       $   23,843    $   17,902
Other comprehensive income, net of tax:
  Foreign currency translation adjustments           (4,314)      (11,266)
  Cash flow hedges:
    Net derivative gains, net of tax
      effect of $79                                     172          -
    Reclassification adjustments, net of
      tax effect of $103                               (229)         -
                                                 ----------    ----------
  Net cash flow hedges                                  (57)         -
                                                 ----------    ----------
Total comprehensive income                       $   19,472    $    6,636
                                                 ==========    ==========

     Accumulated other comprehensive loss includes the following components:

                                   For the Three Months Ended May 31, 2001
                             --------------------------------------------------
                                Foreign            Net             Accumulated
                               Currency         Unrealized            Other
                              Translation        Losses on        Comprehensive
                              Adjustments       Derivatives           Loss
                             ------------      -------------      -------------
Beginning balance,
  February 28, 2001          $    (26,004)     $        -         $     (26,004)
Current-period change              (4,314)               (57)            (4,371)
                             ------------      -------------      -------------
Ending balance,
  May 31, 2001               $    (30,318)     $         (57)     $     (30,375)
                             ============      =============      =============


11)  ACCOUNTING PRONOUNCEMENTS:

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF No. 00-14"), "Accounting for Certain Sales Incentives," which was subsequently amended in April 2001. EITF No. 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 requires that sales incentives, including coupons, rebate offers, and free product offers, given concurrently with a single exchange transaction be recognized when incurred and reported as a reduction of revenue. The Company currently reports these costs in selling, general and administrative expenses. The Company is required to adopt EITF No. 00-14 in its financial statements beginning March 1, 2002. Upon adoption of EITF No. 00-14, financial statements for prior periods presented for comparative purposes are to be reclassified to comply with the requirements of EITF No. 00-14. The Company believes the impact of EITF No. 00-14 on its financial statements will result in a material reclassification that will decrease previously reported net sales and decrease previously reported selling, general and administrative expenses, but will have no effect on operating income or net income. The Company has not yet determined the amount of the reclassification.

12)  SUBSEQUENT EVENT:

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"). The preliminary purchase price of Ravenswood, including assumption of indebtedness (net of cash acquired) of $3.2 million, was $151.2 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The Ravenswood acquisition will be accounted for using the purchase method; accordingly, the acquired net assets will be recorded at fair market value at the date of acquisition based upon an appraisal of the net assets. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Company will manage Ravenswood through its Franciscan segment.


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

     The Company reports its operating results in five segments: Canandaigua Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate); Barton (primarily beer and distilled spirits); Matthew Clark (branded wine, cider, and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items).

     On April 10, 2001, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. Pursuant to the terms of the stock dividend, each holder of Class A Common Stock received one additional share of Class A stock for each share of Class A stock held, and each holder of Class B Common Stock received one additional share of Class B stock for each share of Class B stock held. All share and per share amounts in this Quarterly Report on Form 10-Q are adjusted to give effect to the common stock split.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 2001 ("First Quarter 2002"), compared to the three months ended May 31, 2000 ("First Quarter 2001"), and (ii) financial liquidity and capital resources for First Quarter 2002. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 ("Fiscal 2001").

ACQUISITIONS IN FISCAL 2002 AND FISCAL 2001

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"), a leading premium wine producer based in Sonoma, California. Ravenswood produces, markets and sells super-premium and ultra-premium California wine primarily under the Ravenswood brand name. The vast majority of the wine Ravenswood produces and sells is red wine, including the number one super-premium Zinfandel in the United States. The Company will manage Ravenswood through its Franciscan segment. The Ravenswood acquisition is in line with the Company's strategy of further penetrating the faster growing, higher gross profit margin super-premium and ultra-premium wine categories.

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other
related  assets  from  Corus  Brands,   Inc.  (the  "Corus

Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The results of operations of the Corus Assets are reported in the Canandaigua Wine segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The results of operations of the Turner Road Vintners Assets are reported in the Canandaigua Wine segment and have been included in the consolidated results of operations of the Company since the date of acquisition. The acquisition of the Turner Road Vintners Assets is significant and the Company expects it to have a material impact on the Company's future results of operations.

     On October 27, 2000, the Company purchased all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The results of operations of Forth Wines are reported in the Matthew Clark segment and have been included in the consolidated results of operations of the Company since the date of acquisition.


RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for First Quarter 2002 and First Quarter 2001.

                               First Quarter 2002 Compared to First Quarter 2001
                               -------------------------------------------------
                                                  Net Sales
                               -------------------------------------------------
                                                                 %Increase/
                                        2002          2001       (Decrease)
                                     ----------    ----------    ----------
Canandaigua Wine:
  Branded:
    External customers               $  166,081    $  143,330      15.9 %
    Intersegment                          1,745         1,236      41.2 %
                                     ----------    ----------
    Total Branded                       167,826       144,566      16.1 %
                                     ----------    ----------
  Other:
    External customers                   13,549        15,268     (11.3)%
    Intersegment                          3,689         3,629       1.7 %
                                     ----------    ----------
    Total Other                          17,238        18,897      (8.8)%
                                     ----------    ----------
Canandaigua Wine net sales           $  185,064    $  163,463      13.2 %
                                     ----------    ----------
Barton:
  Beer                               $  182,985    $  163,134      12.2 %
  Spirits                                71,317        72,546      (1.7)%
                                     ----------    ----------
Barton net sales                     $  254,302    $  235,680       7.9 %
                                     ----------    ----------

                               First Quarter 2002 Compared to First Quarter 2001
                               -------------------------------------------------
                                                  Net Sales
                               -------------------------------------------------
                                                                 %Increase/
                                        2002          2001       (Decrease)
                                     ----------    ----------    ----------
Matthew Clark:
  Branded:
    External customers               $   66,881    $   69,594      (3.9)%
    Intersegment                            102            21     385.7 %
                                     ----------    ----------
    Total Branded                        66,983        69,615      (3.8)%
  Wholesale                             115,006        99,923      15.1 %
                                     ----------    ----------
Matthew Clark net sales              $  181,989    $  169,538       7.3 %
                                     ----------    ----------
Franciscan:
  External customers                 $   26,291    $   21,785      20.7 %
  Intersegment                              102           104      (1.9)%
                                     ----------    ----------
Franciscan net sales                 $   26,393    $   21,889      20.6 %
                                     ----------    ----------
Corporate Operations and Other       $     -       $     -          N/A
                                     ----------    ----------
Intersegment eliminations            $   (5,638)   $   (4,990)     13.0 %
                                     ----------    ----------
Consolidated Net Sales               $  642,110    $  585,580       9.7 %
                                     ==========    ==========

     Net sales for First Quarter 2002 increased to $642.1 million from $585.6 million for First Quarter 2001, an increase of $56.5 million, or 9.7%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for First Quarter 2002 increased to $185.1 million from $163.5 million for First Quarter 2001, an increase of $21.6 million, or 13.2%. This increase resulted primarily from $36.9 million of sales of the newly acquired brands from the Turner Road Vintners Assets and Corus Assets acquisitions ("the Acquisitions"), both completed in March 2001. This increase was partially offset by declines in (i) other wine brands due to the timing of seasonal programming for First Quarter 2002 versus First Quarter 2001 and (ii) in the Company's grape juice concentrate business.

     Barton
     ------

     Net sales for Barton for First Quarter 2002 increased to $254.3 million from $235.7 million for First Quarter 2001, an increase of $18.6 million, or 7.9%. This increase resulted primarily from a 12.2% increase in imported beer sales, led by volume growth in the Mexican beer portfolio. This increase was partially offset by a slight decrease in spirits sales as a result of lower net selling prices from the implementation of a net pricing strategy in the third quarter of Fiscal 2001, which also resulted in lower promotion costs.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for First Quarter 2002 increased to $182.0 million from $169.5 million for First Quarter 2001, an increase of $12.5 million, or 7.3%. Excluding an adverse foreign currency impact of $14.6 million, net sales increased $27.1 million, or 16.0%, on a local currency basis. This local currency basis increase resulted primarily from a 24.8% increase in wholesale sales, with the majority of this growth coming from organic sales. Additionally, branded sales increased 4.2% with an increase in wine sales being partially offset by a decrease in cider sales.

     Franciscan
     ----------

     Net sales for Franciscan for First Quarter 2002 increased to $26.4 million from $21.9 million for First Quarter 2001, an increase of $4.5 million, or 20.6%. This increase resulted primarily from volume growth, particularly in Veramonte, Estancia, Franciscan and Simi.

     GROSS PROFIT

     The Company's gross profit increased to $202.0 million for First Quarter 2002 from $183.9 million for First Quarter 2001, an increase of $18.1 million, or 9.8%. The dollar increase in gross profit resulted primarily from sales of the newly acquired brands from the Acquisitions, volume growth in the Company's Mexican beer portfolio and volume growth in the Franciscan fine wine portfolio. These increases were partially offset by a decrease in Canandaigua Wine's other wine sales and an adverse foreign currency impact. As a percent of net sales, gross profit remained virtually unchanged at 31.5% for First Quarter 2002 versus 31.4% for First Quarter 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $132.0 million for First Quarter 2002 from $126.4 million for First Quarter 2001, an increase of $5.6 million, or 4.4%. The dollar increase in selling, general and administrative expenses resulted primarily from advertising and promotion costs associated with the brands acquired in the Acquisitions. Selling, general and administrative expenses as a percent of net sales decreased to 20.6% for First Quarter 2002 as compared to 21.6% for First Quarter 2001 as (i) a decrease in Barton spirits advertising and promotion costs was greater than the decrease in Barton spirits net sales and (ii) the percent increase in Matthew Clark wholesale sales was greater than the percent increase in selling, general and administrative expenses.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for First Quarter 2002 and First Quarter 2001.

                               First Quarter 2002 Compared to First Quarter 2001
                               -------------------------------------------------
                                            Operating Income/(Loss)
                               -------------------------------------------------
                                                                %Increase/
                                     2002           2001        (Decrease)
                                   --------       --------      ----------
Canandaigua Wine                   $ 15,395       $  7,818         96.9 %
Barton                               44,051         38,835         13.4 %
Matthew Clark                         8,317         10,374        (19.8)%
Franciscan                            7,048          5,416         30.1 %
Corporate Operations and Other       (4,888)        (4,979)        (1.8)%
                                   --------       --------
Consolidated Operating Income      $ 69,923       $ 57,464         21.7 %
                                   ========       ========

     As a result of the above factors, consolidated operating income increased to $69.9 million for First Quarter 2002 from $57.5 million for First Quarter 2001, an increase of $12.5 million, or 21.7%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $30.2 million for First Quarter 2002 from $27.6 million for First Quarter 2001, an increase of $2.6 million, or 9.3%. The increase resulted primarily from an increase in average borrowings primarily due to the financing of the Acquisitions, partially offset by a slight decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $23.8 million for First Quarter 2002 from $17.9 million for First Quarter 2001, an increase of $5.9 million, or 33.2%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for First Quarter 2002 were $91.8 million, an increase of $16.0 million over EBITDA of $75.8 million for First Quarter 2001. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.


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

FIRST QUARTER 2002 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for First Quarter 2002 was $34.6 million, which resulted from $46.8 million in net income adjusted for noncash items, less $12.3 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and a decrease in accrued excise taxes, partially offset by an increase in accounts payable and a decrease in inventories.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for First Quarter 2002 was $339.3 million, which resulted primarily from net cash paid of $328.8 million for the Acquisitions and $10.8 million of capital expenditures.

     Net cash provided by financing activities for First Quarter 2002 was $162.8 million resulting primarily from net proceeds of $139.9 million from the equity offering and proceeds from $21.2 million of net revolving loan borrowings under the senior credit facility.

DEBT

     Total debt outstanding as of May 31, 2001, amounted to $1,392.0 million, an increase of $26.2 million from February 28, 2001. The ratio of total debt to total capitalization decreased to 64.1% as of May 31, 2001, from 68.9% as of February 28, 2001.

     SENIOR CREDIT FACILITY

     As of May 31, 2001, under its senior credit facility, the Company had outstanding term loans of $336.0 million bearing a weighted average interest rate of 8.1%, $20.0 million of revolving loans bearing a weighted average interest rate of 5.6%, undrawn revolving letters of credit of $11.9 million, and $268.1 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of May 31, 2001, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of May 31, 2001, the Company had outstanding (pound)1.0 million ($1.4 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, the Company had outstanding (pound)154.0 million ($217.9 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes") as of May 31, 2001. The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of May 31, 2001, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     As of May 31, 2001, the Company had outstanding $195.0 million ($193.5 million, net of $1.5 million unamortized discount) aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Original Notes"). The Original Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of May 31, 2001, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002.

EQUITY OFFERING

     During March 2001, the Company completed a public offering of 4,370,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.9 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

ACCOUNTING PRONOUNCEMENTS

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF No. 00-14"), "Accounting for Certain Sales Incentives," which was subsequently amended in April 2001. EITF No. 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 requires that sales incentives, including coupons, rebate offers, and free product offers, given concurrently with a single exchange transaction be recognized when incurred and reported as a reduction of revenue. The Company currently reports these costs in selling, general and administrative expenses. The Company is required to adopt EITF No. 00-14 in its financial statements beginning March 1, 2002. Upon adoption of EITF No. 00-14, financial statements for prior periods presented for comparative purposes are to be reclassified to comply with the requirements of EITF No. 00-14. The Company believes the impact of EITF No. 00-14 on its financial statements will result in a material reclassification that will decrease previously reported net sales and decrease previously reported selling, general and administrative expenses, but will have no effect on operating income or net income. The Company has not yet determined the amount of the reclassification.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company's future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For risk factors associated with the Company and its business, which factors could cause actual results to differ materially from those set forth in, or implied by, the Company's forward-looking statements, reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the three months ended May 31, 2001, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  See Index to Exhibits located on Page 28 of this Report.

     (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended May 31, 2001:

          (i) Form 8-K dated March 6, 2001. This Form 8-K reported information under Item 5 (Other Events).

          (ii) Form 8-K dated March 14, 2001. This Form 8-K reported information under Item 5 (Other Events).

          (iii)Form  8-K  dated  April  10,   2001.   This  Form  8-K   reported
               information under Item 5 (Other Events).

          (iv) Form 8-K dated April 12, 2001. This Form 8-K reported information under Item 5 (Other Events) and included (i) the Company's Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000; (ii) the Company's Condensed Consolidated Statements of Income for the three months ended February 28, 2001 and February 29, 2000; and (iii) the Company's Condensed Consolidated
               Statements of Income for the twelve months ended February 28, 2001 and February 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSTELLATION BRANDS, INC.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President,
                                           Corporate Reporting and Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)



                                  SUBSIDIARIES

                                        BATAVIA WINE CELLARS, INC.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        CANANDAIGUA WINE COMPANY, INC.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                        CANANDAIGUA EUROPE LIMITED

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        CANANDAIGUA LIMITED

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Authorized Officer

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Finance Director
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        POLYPHENOLICS, INC.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        ROBERTS TRADING CORP.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)

                                        CANANDAIGUA B.V.

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Chief Financial
                                           Officer (On behalf of the Registrant
                                           and as Principal Financial Officer
                                           and Principal Accounting Officer)


                                        FRANCISCAN VINEYARDS, INC.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        ALLBERRY, INC.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        CLOUD PEAK CORPORATION

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)

                                        M.J. LEWIS CORP.

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        MT. VEEDER CORPORATION

Dated:  July 16, 2001                   By:/s/ Thomas F. Howe
                                           -------------------------------------
                                           Thomas F. Howe, Vice President and
                                           Controller

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           and Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)


                                        BARTON INCORPORATED

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President and
                                           Chief Executive Officer

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON BRANDS, LTD.

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, Executive Vice
                                           President

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                        BARTON BEERS, LTD.

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, Executive Vice
                                           President

Dated:  July 16, 2001                   By:/s/ Thomas S.  Summer
                                           -------------------------------------
                                            Thomas S. Summer, Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


                                        BARTON BRANDS OF CALIFORNIA, INC.

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON BRANDS OF GEORGIA, INC.

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON CANADA, LTD.

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                        BARTON DISTILLERS IMPORT CORP.

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        BARTON FINANCIAL CORPORATION

Dated:  July 16, 2001                   By:/s/ Troy J. Christensen
                                           -------------------------------------
                                           Troy J. Christensen, President and
                                           Secretary

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        STEVENS POINT BEVERAGE CO.

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, Executive Vice
                                           President

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                        MONARCH IMPORT COMPANY

Dated:  July 16, 2001                   By:/s/ Alexander L. Berk
                                           -------------------------------------
                                           Alexander L. Berk, President

Dated:  July 16, 2001                   By:/s/ Thomas S. Summer
                                           -------------------------------------
                                           Thomas S. Summer, Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

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

2.4 Purchase Agreement dated as of January 30, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

2.5 Agreement and Plan of Merger by and among Constellation Brands, Inc., VVV Acquisition Corp. and Ravenswood Winery, Inc. dated as of April 10, 2001 (including a list briefly identifying the contents of all omitted schedules thereto) (filed herewith). The Company will furnish supplementally to the Commission, upon request, a copy of any omitted schedule.

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

(4)     INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY   HOLDERS,   INCLUDING
        INDENTURES.

4.1 Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed herewith).

(10)    MATERIAL CONTRACTS.

10.1 Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed herewith as Exhibit 4.1).

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