Form 10-Q
period 2001-08-31
CONSTELLATION BRANDS INC
filed 2001-10-15
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2001
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                                 --------------------    --------------------


                        COMMISSION FILE NUMBER 001-08495


                           CONSTELLATION BRANDS, INC.
                           --------------------------
               (Exact name of registrant specified in its charter)


          Delaware                                          16-0716709
          --------                                          ----------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification No.)



              300 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK 14450
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (716) 218-2169
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of October 8, 2001, is set forth below:


                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share              37,291,021
Class B Common Stock, Par Value $.01 Per Share               6,074,445

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                   August 31,      February 28,
                                                      2001             2001
                                                  -----------      ------------
                                                  (unaudited)
                     ASSETS
                     ------
CURRENT ASSETS:
  Cash and cash investments                       $     6,768      $    145,672
  Accounts receivable, net                            406,929           314,262
  Inventories, net                                    769,117           670,018
  Prepaid expenses and other current assets            70,987            61,037
                                                  -----------      ------------
    Total current assets                            1,253,801         1,190,989
PROPERTY, PLANT AND EQUIPMENT, net                    560,452           548,614
OTHER ASSETS                                        1,092,458           772,566
                                                  -----------      ------------
  Total assets                                    $ 2,906,711      $  2,512,169
                                                  ===========      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $    88,991      $      4,184
  Current maturities of long-term debt                 75,854            54,176
  Accounts payable                                    149,481           114,793
  Accrued excise taxes                                 45,496            55,954
  Other accrued expenses and liabilities              256,953           198,053
                                                  -----------      ------------
    Total current liabilities                         616,775           427,160
                                                  -----------      ------------
LONG-TERM DEBT, less current maturities             1,284,120         1,307,437
                                                  -----------      ------------
DEFERRED INCOME TAXES                                 132,521           131,974
                                                  -----------      ------------
OTHER LIABILITIES                                      33,238            29,330
                                                  -----------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at August 31, 2001,
    and February 28, 2001                                -                 -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 38,703,208 shares at
    August 31, 2001, and 37,438,968
    shares at February 28, 2001                           387               374
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 7,325,895 shares at
    August 31, 2001, and 7,402,594 shares
    at February 28, 2001                                   73                74
  Additional paid-in capital                          394,464           267,655
  Retained earnings                                   515,575           455,798
  Accumulated other comprehensive loss                (28,853)          (26,004)
                                                  -----------      ------------
                                                      881,646           697,897
                                                  -----------      ------------
  Less-Treasury stock-
  Class A Common Stock, 1,801,717 shares
    at August 31, 2001, and 6,200,600 shares
    at February 28, 2001, at cost                     (39,282)          (79,271)
  Class B Convertible Common Stock, 1,251,450
    shares at August 31, 2001, and
    February 28, 2001, at cost                         (2,207)           (2,207)
                                                  -----------      ------------
                                                      (41,489)          (81,478)
                                                  -----------      ------------
  Less-Unearned compensation-restricted
    stock awards                                         (100)             (151)
                                                  -----------      ------------
    Total stockholders' equity                        840,057           616,268
                                                  -----------      ------------
  Total liabilities and stockholders' equity      $ 2,906,711      $  2,512,169
                                                  ===========      ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                           - 2 -

                                        CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                           (in thousands, except per share data)

                                              For the Six Months Ended August 31,    For the Three Months Ended August 31,
                                              -----------------------------------    -------------------------------------
                                                   2001                 2000              2001                   2000
                                              --------------       --------------    --------------         --------------
                                                (unaudited)          (unaudited)       (unaudited)            (unaudited)
GROSS SALES                                   $    1,787,002       $    1,603,190    $      951,228         $      828,668
  Less - Excise taxes                               (403,362)            (380,120)         (209,698)              (191,178)
                                              --------------       --------------    --------------         --------------
    Net sales                                      1,383,640            1,223,070           741,530                637,490
COST OF PRODUCT SOLD                                (944,014)            (838,558)         (503,854)              (436,851)
                                              --------------       --------------    --------------         --------------
    Gross profit                                     439,626              384,512           237,676                200,639
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          (280,702)            (256,344)         (148,675)              (129,935)
                                              --------------       --------------    --------------         --------------
    Operating income                                 158,924              128,168            89,001                 70,704
INTEREST EXPENSE, net                                (59,159)             (54,814)          (28,974)               (27,187)
EQUITY IN LOSS OF JOINT VENTURE                         (137)                -                 (137)                  -
                                              --------------       --------------    --------------         --------------
    Income before income taxes                        99,628               73,354            59,890                 43,517
PROVISION FOR INCOME TAXES                           (39,851)             (29,342)          (23,956)               (17,407)
                                              --------------       --------------    --------------         --------------
NET INCOME                                    $       59,777       $       44,012    $       35,934         $       26,110
                                              ==============       ==============    ==============         ==============


SHARE DATA:
Earnings per common share:
  Basic                                       $         1.43       $         1.20    $         0.85         $         0.71
                                              ==============       ==============    ==============         ==============
  Diluted                                     $         1.39       $         1.18    $         0.82         $         0.70
                                              ==============       ==============    ==============         ==============
Weighted average common shares outstanding:
  Basic                                               41,834               36,530            42,414                 36,600
  Diluted                                             43,126               37,243            43,932                 37,328

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                  - 3 -

                               CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                                   For the Six Months Ended August 31,
                                                                   -----------------------------------
                                                                       2001                   2000
                                                                   ------------           ------------
                                                                    (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $     59,777           $     44,012

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                      27,290                 23,240
      Amortization of intangible assets                                  15,971                 12,825
      Loss on sale of assets                                              1,680                  1,513
      Amortization of discount on long-term debt                            275                    241
      Equity in loss of joint venture                                       137                   -
      Stock-based compensation expense                                       51                   -
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                      (64,236)               (77,926)
          Inventories, net                                               27,533                  4,575
          Prepaid expenses and other current assets                      (8,711)               (10,177)
          Accounts payable                                               13,467                 20,655
          Accrued excise taxes                                          (10,561)                14,286
          Other accrued expenses and liabilities                         47,942                 48,542
          Other assets and liabilities, net                              (4,633)                (3,813)
                                                                   ------------           ------------
            Total adjustments                                            46,205                 33,961
                                                                   ------------           ------------
            Net cash provided by operating activities                   105,982                 77,973
                                                                   ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                        (471,971)                  -
  Purchases of property, plant and equipment                            (28,795)               (25,249)
  Investment in joint venture                                            (5,500)                  -
  Proceeds from sale of assets                                           35,391                    912
                                                                   ------------           ------------
            Net cash used in investing activities                      (470,875)               (24,337)
                                                                   ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from equity offering, net of fees                            139,522                   -
  Net proceeds from notes payable                                        85,727                 18,212
  Exercise of employee stock options                                     26,392                  3,178
  Proceeds from employee stock purchases                                    842                    761
  Principal payments of long-term debt                                  (25,221)              (220,509)
  Payment of issuance costs of long-term debt                            (1,186)                (1,547)
  Proceeds from issuance of long-term debt, net of discount                -                   119,400
                                                                   ------------           ------------
            Net cash provided by (used in) financing activities         226,076                (80,505)
                                                                   ------------           ------------

Effect of exchange rate changes on cash and cash investments                (87)                (3,289)
                                                                   ------------           ------------

NET DECREASE IN CASH AND CASH INVESTMENTS                              (138,904)               (30,158)
CASH AND CASH INVESTMENTS, beginning of period                          145,672                 34,308
                                                                   ------------           ------------
CASH AND CASH INVESTMENTS, end of period                           $      6,768           $      4,150
                                                                   ============           ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired         $    537,821           $       -
    Liabilities assumed                                                 (60,108)                  -
                                                                   ------------           ------------
    Cash paid                                                           477,713                   -
    Less - cash acquired                                                 (5,742)                  -
                                                                   ------------           ------------
    Net cash paid for purchases of businesses                      $    471,971           $       -
                                                                   ============           ============

    Property, plant and equipment contributed to joint venture     $     30,020           $       -
                                                                   ============           ============

                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

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

     Certain August 31, 2000, balances have been reclassified to conform to current year presentation.

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

     The Company has exposure to foreign currency risk, primarily in the United Kingdom, as a result of having international subsidiaries. The Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. Such borrowings are designated as a hedge of the foreign currency exposure of the net investment in the foreign operation. Accordingly, the effective portion of the foreign currency gain or loss on the hedging debt instrument is reported in AOCI as part of the foreign currency translation adjustments. For the six months and three months ended August 31, 2001, net losses of $1.6 million and $6.9 million, respectively, are included in foreign currency translation adjustments within AOCI.

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

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The preliminary purchase price of the Turner Road Vintners Assets, including assumption of indebtedness of $9.4 million, was $289.8 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $181.0 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Turner Road Vintners Assets are reported in the Canandaigua Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The preliminary purchase price of the Corus Assets, including assumption of indebtedness of $3.0 million, was $51.9 million plus an earn-out over six years based on the performance of the brands. The purchase price is subject to final closing adjustments which the Company does not expect to be material. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $10.0 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Corus Assets are reported in the Canandaigua Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On July 2, 2001, the Company purchased all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"). Ravenswood produces, markets and sells super-premium and ultra-premuim California wine, primarily under the Ravenswood brand name. The preliminary purchase price of Ravenswood, including assumption of indebtedness of $2.9 million, was $151.3 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The purchase price was financed with revolving loan borrowings under the senior credit facility. The Ravenswood acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $122.6 million, will not be amortized and will be tested for impairment at least annually. The Ravenswood acquisition was in line with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The results of operations of Ravenswood are reported in the Franciscan segment and have been included in the Consolidated Statements of Income since the date of acquisition. The unaudited pro forma results of operations for the six months and three months ended August 31, 2001 (shown in the table below), reflect total nonrecurring charges of $11.7 million ($0.16 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, which were incurred by Ravenswood prior to the acquisition.

     The following table sets forth the unaudited pro forma results of operations of the Company for the six months and three months ended August 31, 2001 and 2000. The unaudited pro forma results of operations for the six months ended August 31, 2001 and 2000, and the three months ended August 31, 2000, give effect to the acquisitions of the Turner Road Vintners Assets and Corus Assets as if they occurred on March 1, 2000. The unaudited pro forma results of operations for the six months and three months ended August 31, 2001 and 2000, give effect to the acquisition of Ravenswood as if it occurred on March 1, 2000. The unaudited pro forma results of operations for the six months and three months ended August 31, 2000, do not give pro forma effect to the acquisition of Forth Wines as if it occurred on March 1, 2000, as it is not significant. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                        For the Six Months              For the Three Months
                                                         Ended August 31,                 Ended August 31,
                                                   -----------------------------   ----------------------------
                                                       2001             2000           2001            2000
                                                   ------------     ------------   ------------    ------------
(in thousands, except per share data)
Net sales                                          $  1,398,999     $  1,353,774   $    746,015    $    701,424
Income before income taxes                         $     84,768     $     61,520   $     47,696    $     36,629
Net income                                         $     50,861     $     36,911   $     28,618    $     21,977

Earnings per common share:
  Basic                                            $       1.22     $       1.01   $       0.67    $       0.60
                                                   ============     ============   ============    ============
  Diluted                                          $       1.18     $       0.99   $       0.65    $       0.59
                                                   ============     ============   ============    ============

Weighted average common shares outstanding:
  Basic                                                  41,834           36,530         42,414          36,600
  Diluted                                                43,126           37,243         43,932          37,328


4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                         August 31,         February 28,
                                            2001                2001
                                        ------------        ------------
(in thousands)
Raw materials and supplies              $     37,796        $     28,007
In-process inventories                       453,414             450,650
Finished case goods                          277,907             191,361
                                        ------------        ------------
                                        $    769,117        $    670,018
                                        ============        ============

5)   OTHER ASSETS:

     The major components of other assets are as follows:

                                         August 31,         February 28,
                                            2001                2001
                                        ------------        ------------
(in thousands)
Goodwill                                $    745,744        $    447,813
Trademarks                                   246,941             247,139
Distribution rights and agency
  license agreements                          87,052              87,052
Other                                        112,157              73,935
                                        ------------        ------------
                                           1,191,895             855,939
Less - Accumulated amortization              (99,437)            (83,373)
                                        ------------        ------------
                                        $  1,092,458        $    772,566
                                        ============        ============

6)   INVESTMENT IN JOINT VENTURE:

     On July 31, 2001, the Company and BRL Hardy Limited completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and BRL Hardy Limited, the second largest wine company in Australia. PWP produces, markets and sells a global portfolio of premium wine in the United States, including a range of Australian imports, the fastest growing wine segment in the United States. PWP has exclusive distribution rights in the United States and the Caribbean to seven brands - Banrock Station, Hardys, Leasingham, Barossa Valley Estate and Chateau Reynella from Australia; Nobilo from New Zealand; and La Baume from France. The joint venture also owns Farallon, a premium California coastal wine. In addition, PWP owns the Riverland Vineyards winery and controls 1,400 acres of vineyards, all located in Monterey County, California.

     The Company contributed to PWP assets with a carrying amount of $30.0 million plus $5.5 million of cash. The Company sold assets with a carrying amount of $31.2 million to BRL Hardy (USA) Inc. ("Hardy") and received $34.9 million in cash. Hardy contributed these assets plus $5.5 million of cash to PWP. As of August 31, 2001, the Company's investment balance, which is accounted for under the equity method, was $31.6 million and is included on the Consolidated Balance Sheets in other assets. The carrying amount of the investment is less than the Company's equity in the underlying net assets of PWP by $8.7 million. This amount is included in earnings as the assets are used by PWP. The Company and PWP are parties to the following agreements: administrative and selling services agreement; crushing, wine production, bottling, storage, and related services agreement; inventory supply agreement; sublease and assumption agreements pertaining to certain vineyards, which agreements include a market value adjustment provision; and a market value adjustment agreement relating to a certain vineyard lease held by PWP. As of August 31, 2001, amounts related to the above agreements were not material.

7)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                                         August 31,         February 28,
                                            2001                2001
                                        ------------        ------------
(in thousands)
Accrued advertising and promotions      $     52,671        $     44,501
Accrued income taxes payable                  39,230              21,122
Accrued grape purchases                       36,009                -
Accrued salaries and commissions              21,916              24,589
Accrued interest                              14,988              28,542
Other                                         92,139              79,299
                                        ------------        ------------
                                        $    256,953        $    198,053
                                        ============        ============

8)   BORROWINGS:

     In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the "February 2001 Series B Senior Notes") for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes.

9)   STOCKHOLDERS' EQUITY:

     Equity offering -
     ---------------
     During March 2001, the Company completed a public offering of 4,370,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.5 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

     Employee stock purchase plan -
     ----------------------------

     The Company has a stock purchase plan under which 500,000 shares of the Company's Class A Common Stock may be issued to eligible employees and directors of the Company's United Kingdom subsidiaries. In connection with the Company's May 2001 two-for-one stock split, the Company has submitted to the Inland
Revenue, for its approval, a revised plan to increase the number of shares available under the plan to 1,000,000. Under the terms of the plan, participants may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. As of August 31, 2001, no shares have been issued.

10)  EARNINGS PER COMMON SHARE:

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

     The computation of basic and diluted earnings per common share is as follows:

                                               For the Six Months         For the Three Months
                                                Ended August 31,             Ended August 31,
                                            ------------------------    ------------------------
                                               2001          2000          2001          2000
                                            ----------    ----------    ----------    ----------
(in thousands, except per share data)
Income applicable to common shares          $   59,777    $   44,012    $   35,934    $   26,110
                                            ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding - basic                           41,834        36,530        42,414        36,600
Stock options                                    1,292           713         1,518           728
                                            ----------    ----------    ----------    ----------
Weighted average common shares
  outstanding - diluted                         43,126        37,243        43,932        37,328
                                            ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE - BASIC           $     1.43    $     1.20    $     0.85    $     0.71
                                            ==========    ==========    ==========    ==========
EARNINGS PER COMMON SHARE - DILUTED         $     1.39    $     1.18    $     0.82    $     0.70
                                            ==========    ==========    ==========    ==========

     Stock options to purchase 0.1 million and 1.7 million shares of Class A Common Stock at a weighted average price per share of $42.68 and $26.14 were outstanding during the six months and three months ended August 31, 2001 and 2000, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

11)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized gains on derivative instruments for the six months and three months ended August 31, 2001 and 2000. The reconciliation of net income to comprehensive income is as follows:

                                                              For the Six Months         For the Three Months
                                                               Ended August 31,            Ended August 31,
                                                           ------------------------    ------------------------
                                                              2001          2000          2001          2000
                                                           ----------    ----------    ----------    ----------
(in thousands)
Net income                                                 $   59,777    $   44,012    $   35,934    $   26,110
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                     (2,882)      (19,113)        1,432        (7,847)
  Cash flow hedges:
    Net derivative gains, net of tax effect of $109 and
      $30, respectively                                           219          -               47          -
    Reclassification adjustments, net of tax effect of
      $85 and $18, respectively                                  (186)         -               43          -
                                                           ----------    ----------    ----------    ----------
  Net cash flow hedges                                             33          -               90          -
                                                           ----------    ----------    ----------    ----------
Total comprehensive income                                 $   56,928    $   24,899    $   37,456    $   18,263
                                                           ==========    ==========    ==========    ==========

     Accumulated other comprehensive loss includes the following components:

                                                           For the Six Months Ended August 31, 2001
                                                 ------------------------------------------------------------
                                                      Foreign                 Net              Accumulated
                                                     Currency             Unrealized              Other
                                                    Translation            Gains on           Comprehensive
                                                    Adjustments           Derivatives             Loss
                                                 ----------------      ----------------      ----------------
Beginning balance, February 28, 2001             $        (26,004)     $           -         $        (26,004)
Current-period change                                      (2,882)                   33                (2,849)
                                                 ----------------      ----------------      ----------------
Ending balance, August 31, 2001                  $        (28,886)     $             33      $        (28,853)
                                                 ================      ================      ================

12)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets as of August 31, 2001 and 2000, and the condensed consolidating statements of income and cash flows for the six months and three months ended August 31, 2001 and 2000, for the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors"), the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark ("Subsidiary Nonguarantors"), and the consolidated Company. The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                     Parent        Subsidiary     Subsidiary
                                                     Company       Guarantors    Nonguarantors    Eliminations   Consolidated
                                                   -----------    ------------   -------------    ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at August 31, 2001
------------------
Current assets:
  Cash and cash investments                        $       109    $      6,557    $        102    $       -      $      6,768
  Accounts receivable, net                              72,101         166,763         168,065            -           406,929
  Inventories, net                                      24,889         616,081         128,232             (85)       769,117
  Prepaid expenses and other
    current assets                                       4,914          46,162          19,911            -            70,987
  Intercompany (payable) receivable                   (151,827)        145,762           6,065            -              -
                                                   -----------    ------------    ------------    ------------   ------------
      Total current assets                             (49,814)        981,325         322,375             (85)     1,253,801
Property, plant and equipment, net                      29,650         339,256         191,546            -           560,452
Investments in subsidiaries                          2,333,485         516,727            -         (2,850,212)          -
Other assets                                            88,137         756,307         248,014            -         1,092,458
                                                   -----------    ------------    ------------    ------------   ------------
  Total assets                                     $ 2,401,458    $  2,593,615    $    761,935    $ (2,850,297)  $  2,906,711
                                                   ===========    ============    ============    ============   ============

Current liabilities:
  Notes payable                                    $    83,000    $       -       $      5,991    $       -      $     88,991
  Current maturities of long-term debt                  69,335           1,906           4,613            -            75,854
  Accounts payable and other liabilities                67,242         145,732         193,460            -           406,434
  Accrued excise taxes                                   7,392          20,925          17,179            -            45,496
                                                   -----------    ------------    ------------    ------------   ------------
      Total current liabilities                        226,969         168,563         221,243            -           616,775
Long-term debt, less current maturities              1,270,290          13,454             376            -         1,284,120
Deferred income taxes                                   33,233          70,260          29,028            -           132,521
Other liabilities                                          473           9,383          23,382            -            33,238
Stockholders' equity:
  Class A and class B common stock                         460           6,434          64,867         (71,301)           460
  Additional paid-in capital                           394,464       1,220,056         436,466      (1,656,522)       394,464
  Retained earnings                                    515,660       1,106,995          15,394      (1,122,474)       515,575
  Accumulated other comprehensive
    income (loss)                                        1,498          (1,530)        (28,821)           -           (28,853)
  Treasury stock and other                             (41,589)           -               -               -           (41,589)
                                                   -----------    ------------    ------------    ------------   ------------
      Total stockholders' equity                       870,493       2,331,955         487,906      (2,850,297)       840,057
                                                   -----------    ------------    ------------    ------------   ------------
  Total liabilities and
    stockholders' equity                           $ 2,401,458    $  2,593,615    $    761,935    $ (2,850,297)  $  2,906,711
                                                   ===========    ============    ============    ============   ============

                                                           - 11 -
                                                     Parent        Subsidiary     Subsidiary
                                                     Company       Guarantors    Nonguarantors    Eliminations   Consolidated
                                                   -----------    ------------   -------------    ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2001
--------------------
Current assets:
  Cash and cash investments                        $   142,104    $      3,239    $        329    $       -      $    145,672
  Accounts receivable, net                              80,299         116,784         117,179            -           314,262
  Inventories, net                                      31,845         515,274         122,965             (66)       670,018
  Prepaid expenses and other
    current assets                                       6,551          33,565          20,921            -            61,037
  Intercompany (payable) receivable                    (61,783)         54,169           7,614            -              -
                                                   -----------    ------------    ------------    ------------   ------------
      Total current assets                             199,016         723,031         269,008             (66)     1,190,989
Property, plant and equipment, net                      30,554         320,143         197,917            -           548,614
Investments in subsidiaries                          1,835,088         525,442            -         (2,360,530)          -
Other assets                                            87,764         434,782         250,020            -           772,566
                                                   -----------    ------------    ------------    ------------   ------------
  Total assets                                     $ 2,152,422    $  2,003,398    $    716,945    $ (2,360,596)  $  2,512,169
                                                   ===========    ============    ============    ============   ============

Current liabilities:
  Notes payable                                    $      -       $       -       $      4,184    $       -      $      4,184
  Current maturities of long-term debt                  49,218              70           4,888            -            54,176
  Accounts payable and other liabilities               111,388          58,448         143,010            -           312,846
  Accrued excise taxes                                   9,411          35,474          11,069            -            55,954
                                                   -----------    ------------    ------------    ------------   ------------
      Total current liabilities                        170,017          93,992         163,151                        427,160
Long-term debt, less current maturities              1,305,302             758           1,377            -         1,307,437
Deferred income taxes                                   33,232          71,619          27,123            -           131,974
Other liabilities                                          437           2,953          25,940            -            29,330
Stockholders' equity:
  Class A and class B common stock                         448           6,434          64,867         (71,301)           448
  Additional paid-in capital                           267,655         742,343         436,466      (1,178,809)       267,655
  Retained earnings                                    455,864       1,086,311          24,109      (1,110,486)       455,798
  Accumulated other comprehensive
    income (loss)                                        1,096          (1,012)        (26,088)           -           (26,004)
  Treasury stock and other                             (81,629)           -               -               -           (81,629)
                                                   -----------    ------------    ------------    ------------   ------------
      Total stockholders' equity                       643,434       1,834,076         499,354      (2,360,596)       616,268
                                                   -----------    ------------    ------------    ------------   ------------
  Total liabilities and
    stockholders' equity                           $ 2,152,422    $  2,003,398    $    716,945    $ (2,360,596)  $  2,512,169
                                                   ===========    ============    ============    ============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Six Months Ended August 31, 2001
----------------------------------------
Gross sales                                        $   425,396    $  1,024,384    $    531,023    $   (193,801)  $  1,787,002
  Less - excise taxes                                  (67,947)       (210,939)       (124,476)           -          (403,362)
                                                   -----------    ------------    ------------    ------------   ------------
    Net sales                                          357,449         813,445         406,547        (193,801)     1,383,640
Cost of product sold                                  (201,913)       (638,755)       (297,128)        193,782       (944,014)
                                                   -----------    ------------    ------------    ------------   ------------
    Gross profit                                       155,536         174,690         109,419             (19)       439,626
Selling, general and administrative
  expenses                                             (82,428)        (89,415)       (108,859)           -          (280,702)
                                                   -----------    ------------    ------------    ------------   ------------
    Operating income                                    73,108          85,275             560             (19)       158,924
Interest expense, net                                   (7,922)        (49,173)         (2,064)           -           (59,159)
Equity in earnings (loss) of
  subsidiary/joint venture                              20,684          (8,852)           -            (11,969)          (137)
                                                   -----------    ------------    ------------    ------------   ------------
    Income (loss) before income taxes                   85,870          27,250          (1,504)        (11,988)        99,628
Provision for income taxes                             (26,074)         (6,566)         (7,211)           -           (39,851)
                                                   -----------    ------------    ------------    ------------   ------------
Net income (loss)                                  $    59,796    $     20,684    $     (8,715)   $    (11,988)  $     59,777
                                                   ===========    ============    ============    ============   ============

                                                           - 12 -
                                                     Parent        Subsidiary     Subsidiary
                                                     Company       Guarantors    Nonguarantors    Eliminations   Consolidated
                                                   -----------    ------------   -------------    ------------   ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Six Months Ended August 31, 2000
----------------------------------------
Gross sales                                        $   343,806    $    932,316    $    482,594    $   (155,526)  $  1,603,190
  Less - excise taxes                                  (62,838)       (205,931)       (111,351)           -          (380,120)
                                                   -----------    ------------    ------------    ------------   ------------
    Net sales                                          280,968         726,385         371,243        (155,526)     1,223,070
Cost of product sold                                  (209,632)       (522,232)       (262,124)        155,430       (838,558)
                                                   -----------    ------------    ------------    ------------   ------------
    Gross profit                                        71,336         204,153         109,119             (96)       384,512
Selling, general and administrative
  expenses                                             (75,658)        (77,068)       (103,618)           -          (256,344)
                                                   -----------    ------------    ------------    ------------   ------------
    Operating (loss) income                             (4,322)        127,085           5,501             (96)       128,168
Interest expense, net                                  (13,163)        (39,341)         (2,310)           -           (54,814)
Equity in earnings (loss) of subsidiary                 54,599          (6,303)           -            (48,296)          -
                                                   -----------    ------------    ------------    ------------   ------------
    Income before income taxes                          37,114          81,441           3,191         (48,392)        73,354
Benefit from (provision for) income taxes                6,994         (26,842)         (9,494)           -           (29,342)
                                                   -----------    ------------    ------------    ------------   ------------
Net income (loss)                                  $    44,108    $     54,599    $     (6,303)   $    (48,392)  $     44,012
                                                   ===========    ============    ============    ============   ============


Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended August 31, 2001
------------------------------------------
Gross sales                                        $   231,270    $    571,843    $    274,598    $   (126,483)  $    951,228
  Less - excise taxes                                  (37,559)       (108,724)        (63,415)           -          (209,698)
                                                   -----------    ------------    ------------    ------------   ------------
    Net sales                                          193,711         463,119         211,183        (126,483)       741,530
Cost of product sold                                   (89,426)       (389,880)       (151,004)        126,456       (503,854)
                                                   -----------    ------------    ------------    ------------   ------------
    Gross profit                                       104,285          73,239          60,179             (27)       237,676
Selling, general and administrative
  expenses                                             (40,732)        (37,185)        (70,758)           -          (148,675)
                                                   -----------    ------------    ------------    ------------   ------------
    Operating income (loss)                             63,553          36,054         (10,579)            (27)        89,001
Interest expense, net                                   (2,557)        (25,634)           (783)           -           (28,974)
Equity in earnings (loss) of
  subsidiary/joint venture                               2,714         (15,181)           -             12,330           (137)
                                                   -----------    ------------    ------------    ------------   ------------
    Income (loss) before income taxes                   63,710          (4,761)        (11,362)         12,303         59,890
(Provision for) benefit from
  income taxes                                         (27,749)          7,475          (3,682)           -           (23,956)
                                                   -----------    ------------    ------------    ------------   ------------
Net income (loss)                                  $    35,961    $      2,714    $    (15,044)   $     12,303   $     35,934
                                                   ===========    ============    ============    ============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended August 31, 2000
------------------------------------------
Gross sales                                        $   175,419    $    489,133    $    241,591    $    (77,475)  $    828,668
  Less - excise taxes                                  (31,864)       (103,521)        (55,793)           -          (191,178)
                                                   -----------    ------------    ------------    ------------   ------------
    Net sales                                          143,555         385,612         185,798         (77,475)       637,490
Cost of product sold                                  (108,894)       (276,413)       (128,938)         77,394       (436,851)
                                                   -----------    ------------    ------------    ------------   ------------
    Gross profit                                        34,661         109,199          56,860             (81)       200,639
Selling, general and administrative
  expenses                                             (37,265)        (26,956)        (65,714)           -          (129,935)
                                                   -----------    ------------    ------------    ------------   ------------
    Operating (loss) income                             (2,604)         82,243          (8,854)            (81)        70,704
Interest expense, net                                   (6,969)        (19,069)         (1,149)           -           (27,187)
Equity in earnings (loss) of subsidiary                 31,935         (14,991)           -            (16,944)          -
                                                   -----------    ------------    ------------    ------------   ------------
    Income (loss) before income taxes                   22,362          48,183         (10,003)        (17,025)        43,517
Benefit from (provision for) income taxes                3,829         (16,248)         (4,988)           -           (17,407)
                                                   -----------    ------------    ------------    ------------   ------------
Net income (loss)                                  $    26,191    $     31,935    $    (14,991)   $    (17,025)  $     26,110
                                                   ===========    ============    ============    ============   ============

                                                           - 13 -
                                                     Parent        Subsidiary     Subsidiary
                                                     Company       Guarantors    Nonguarantors    Eliminations   Consolidated
                                                   -----------    ------------   -------------    ------------   ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Six Months Ended August 31, 2001
----------------------------------------
Net cash provided by (used in)
  operating activities                             $   103,790    $     (2,450)  $       4,642    $       -      $    105,982

Cash flows from investing activities:
  Purchases of businesses, net of
    cash acquired                                     (477,713)          5,742            -               -          (471,971)
  Purchases of property, plant and
    equipment                                           (2,099)        (20,080)         (6,616)           -           (28,795)
  Investment in joint venture                             -             (5,500)           -               -            (5,500)
  Proceeds from sale of assets                            -             35,143             248            -            35,391
                                                   -----------    ------------    ------------    ------------   ------------
Net cash (used in) provided by
  investing activities                                (479,812)         15,305          (6,368)           -          (470,875)
                                                   -----------    ------------    ------------    ------------   ------------

Cash flows from financing activities:
  Proceeds from equity offering, net
    of fees                                            139,522            -               -               -           139,522
  Net proceeds from notes payable                       83,000            -              2,727            -            85,727
  Exercise of employee stock options                    26,392            -               -               -            26,392
  Proceeds from employee stock
    purchases                                              842            -               -               -               842
  Principal payments of long-term debt                 (16,802)         (7,677)           (742)           -           (25,221)
  Payment of issuance costs of
    long-term debt                                      (1,186)           -               -               -            (1,186)
                                                   -----------    ------------    ------------    ------------   ------------
Net cash provided by (used in)
  financing activities                                 231,768          (7,677)          1,985            -           226,076
                                                   -----------    ------------    ------------    ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                              2,259          (1,860)           (486)           -               (87)
                                                   -----------    ------------    ------------    ------------   ------------

Net (decrease) increase in cash
  and cash investments                                (141,995)          3,318            (227)           -          (138,904)
Cash and cash investments, beginning
  of period                                            142,104           3,239             329            -           145,672
                                                   -----------    ------------    ------------    ------------   ------------
Cash and cash investments, end of
  period                                           $       109    $      6,557    $        102    $       -      $      6,768
                                                   ===========    ============    ============    ============   ============

                                                           - 14 -
                                                     Parent        Subsidiary     Subsidiary
                                                     Company       Guarantors    Nonguarantors    Eliminations   Consolidated
                                                   -----------    ------------   -------------    ------------   ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Six Months Ended August 31, 2000
----------------------------------------
Net cash provided by (used in)
  operating activities                             $   109,544    $     (8,206)   $    (23,365)   $       -      $     77,973

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                           (2,544)        (14,613)         (8,092)           -           (25,249)
  Other                                                    120             135             657            -               912
                                                   -----------    ------------    ------------    ------------   ------------
Net cash used in investing activities                   (2,424)        (14,478)         (7,435)           -           (24,337)
                                                   -----------    ------------    ------------    ------------   ------------

Cash flows from financing activities:
  Principal payments of long-term debt                (220,274)            (31)           (204)           -          (220,509)
  Payment of issuance costs of
    long-term debt                                      (1,547)           -               -               -            (1,547)
  Proceeds from issuance of long-term
    debt, net of discount                              119,400            -               -               -           119,400
  Net proceeds from notes payable                       16,500            -              1,712            -            18,212
  Exercise of employee stock options                     3,178            -               -               -             3,178
  Proceeds from employee stock
    purchases                                              761            -               -               -               761
                                                   -----------    ------------    ------------    ------------   ------------
Net cash (used in) provided by
  financing activities                                 (81,982)            (31)          1,508            -           (80,505)
                                                   -----------    ------------    ------------    ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                            (25,138)         24,359          (2,510)           -            (3,289)
                                                   -----------    ------------    ------------    ------------   ------------
Net increase (decrease) in cash
  and cash investments                                    -              1,644         (31,802)           -           (30,158)
Cash and cash investments, beginning
  of period                                               -                231          34,077            -            34,308
                                                   -----------    ------------    ------------    ------------   ------------
Cash and cash investments, end of
  period                                           $      -       $      1,875    $      2,275    $       -      $      4,150
                                                   ===========    ============    ============    ============   ============

13)  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Canandaigua Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Barton (primarily beer and distilled spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001. The Company evaluates performance based on operating income of the respective business units.

     Segment information is as follows:

                                               For the Six Months               For the Three Months
                                                Ended August 31,                  Ended August 31,
                                         -----------------------------     ------------------------------
                                             2001             2000             2001              2000
                                         ------------     ------------     ------------      ------------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers                   $    363,030     $    290,706     $    196,949      $    147,376
    Intersegment                                4,644            3,132            2,899             1,896
                                         ------------     ------------     ------------      ------------
    Total Branded                             367,674          293,838          199,848           149,272
                                         ------------     ------------     ------------      ------------
  Other:
    External customers                         27,383           30,102           13,834            14,834
    Intersegment                                7,856            8,355            4,167             4,726
                                         ------------     ------------     ------------      ------------
    Total Other                                35,239           38,457           18,001            19,560
                                         ------------     ------------     ------------      ------------
Net sales                                $    402,913     $    332,295     $    217,849      $    168,832
Operating income                         $     39,329     $     18,200     $     23,934      $     10,382
Long-lived assets                        $    186,694     $    191,956     $    186,694      $    191,956
Total assets                             $    940,926     $    599,292     $    940,926      $    599,292
Capital expenditures                     $      6,077     $      7,757     $      4,588      $      5,048
Depreciation and amortization            $     16,159     $     11,881     $      8,043      $      5,940

Barton:
-------
Net sales:
  Beer                                   $    412,171     $    375,293     $    229,186      $    212,159
  Spirits                                     143,831          145,107           72,514            72,561
                                         ------------     ------------     ------------      ------------
Net sales                                $    556,002     $    520,400     $    301,700      $    284,720
Operating income                         $     95,412     $     89,448     $     51,361      $     50,613
Long-lived assets                        $     79,612     $     78,271     $     79,612      $     78,271
Total assets                             $    736,343     $    749,585     $    736,343      $    749,585
Capital expenditures                     $      6,736     $      2,986     $      3,812      $      1,650
Depreciation and amortization            $      9,150     $      7,904     $      4,388      $      3,949

Matthew Clark:
--------------
Net sales:
  Branded:
    External customers                   $    144,663     $    145,486     $     77,782      $     75,892
    Intersegment                                  481              497              379               476
                                         ------------     ------------     ------------      ------------
    Total Branded                             145,144          145,983           78,161            76,368
  Wholesale                                   234,475          193,233          119,469            93,310
                                         ------------     ------------     ------------      ------------
Net sales                                $    379,619     $    339,216     $    197,630      $    169,678
Operating income                         $     22,285     $     22,596     $     13,968      $     12,222
Long-lived assets                        $    142,055     $    141,830     $    142,055      $    141,830
Total assets                             $    629,582     $    599,396     $    629,582      $    599,396
Capital expenditures                     $      4,039     $      6,101     $      2,009      $      3,692
Depreciation and amortization            $      9,419     $     10,037     $      4,746      $      4,824

Franciscan:
-----------
Net sales:
  External customers                     $     58,087     $     43,144     $     31,796      $     21,359
  Intersegment                                    254              138              152                34
                                         ------------     ------------     ------------      ------------
Net sales                                $     58,341     $     43,282     $     31,948      $     21,393
Operating income                         $     15,146     $      9,658     $      8,098      $      4,242
Long-lived assets                        $    147,535     $    114,230     $    147,535      $    114,230
Total assets                             $    575,280     $    369,087     $    575,280      $    369,087
Capital expenditures                     $     11,298     $      8,333     $      7,329      $      4,553
Depreciation and amortization            $      6,236     $      4,530     $      3,013      $      2,138

                                     - 16 -
                                               For the Six Months               For the Three Months
                                                Ended August 31,                  Ended August 31,
                                         -----------------------------     ------------------------------
                                             2001             2000             2001              2000
                                         ------------     ------------     ------------      ------------
(in thousands)
Corporate Operations and Other:
-------------------------------
Net sales                                $       -        $       -        $       -         $       -
Operating loss                           $    (13,248)    $    (11,734)    $     (8,360)     $     (6,755)
Long-lived assets                        $      4,556     $      3,782     $      4,556      $      3,782
Total assets                             $     24,580     $     22,699     $     24,580      $     22,699
Capital expenditures                     $        645     $         72     $        219      $         41
Depreciation and amortization            $      2,297     $      1,713     $      1,146      $        868

Intersegment eliminations:
--------------------------
Net sales                                $    (13,235)    $    (12,123)    $     (7,597)     $     (7,133)

Consolidated:
Net sales                                $  1,383,640     $  1,223,070     $    741,530      $    637,490
Operating income                         $    158,924     $    128,168     $     89,001      $     70,704
Long-lived assets                        $    560,452     $    530,069     $    560,452      $    530,069
Total assets                             $  2,906,711     $  2,340,059     $  2,906,711      $  2,340,059
Capital expenditures                     $     28,795     $     25,249     $     17,957      $     14,984
Depreciation and amortization            $     43,261     $     36,065     $     21,336      $     17,719


14)  ACCOUNTING PRONOUNCEMENTS:

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF No. 00-14"), "Accounting for Certain Sales Incentives," which was subsequently amended in April 2001. EITF No. 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 requires that sales incentives, including coupons, rebate offers, and free product offers, given concurrently with a single exchange transaction be recognized when incurred and reported as a reduction of revenue. In addition, in April 2001, the EITF issued EITF Issue No. 00-25 ("EITF No. 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses the income statement classification of certain consideration, other than directly addressed in EITF No. 00-14, from a vendor to an entity that purchases the vendor's products for resale. EITF No. 00-25 requires that certain consideration from a vendor to a reseller of the vendor's products be reported as a reduction of revenue. The Company currently reports costs that fall under both EITF No. 00-14 and EITF No. 00-25 as selling, general and administrative expenses. The Company is required to adopt EITF No. 00-14 and EITF No. 00-25 in its financial statements beginning March 1, 2002. Upon adoption of EITF No. 00-14 and EITF No. 00-25, financial statements for prior periods presented for comparative purposes are to be reclassified to comply with the requirements of EITF No. 00-14 and EITF No. 00-25. The Company believes the impact of EITF No. 00-14 and EITF No. 00-25 on its financial statements will result in a material reclassification that will decrease previously reported net sales and decrease previously reported selling, general and administrative expenses, but will have no effect on operating income or net income. The Company has not yet determined the amount of the reclassification.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations requiring all business combinations to be accounted for using one method, the purchase method. In addition, SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 is effective immediately for all business combinations initiated after June 30, 2001, as well as for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is required to adopt SFAS No. 141 for all business combinations for which the acquisition date was before July 1, 2001, for fiscal years beginning March 1, 2002. The adoption of the applicable provisions of SFAS No. 141 have not had a material impact on the Company's financial statements. The Company believes that the adoption of the remaining provisions of SFAS No. 141 will not have a material impact on its financial statements.

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to apply the provisions of SFAS No. 142 for all goodwill and intangible assets acquired prior to July 1, 2001, for fiscal years beginning March 1, 2002. For goodwill and intangible assets acquired after June 30, 2001, these assets will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company is currently assessing the financial impact of SFAS No. 142 on its financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to adopt SFAS No. 143 for fiscal years beginning March 1, 2003. The Company is currently assessing the financial impact of SFAS No. 143 on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company is required to adopt SFAS No. 144 for fiscal years beginning March 1, 2002. The Company is currently assessing the financial impact of SFAS No. 144 on its financial statements.

15)  SUBSEQUENT EVENTS:

     Acquisition by PWP -
     ------------------
     On October 1, 2001, the Company announced that PWP entered into a definitive agreement to acquire certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County ("the Blackstone Assets"). The purchase price for the Blackstone Assets is approximately $140 million and will be financed equally by the Company and
Hardy. The transaction is subject to satisfaction of customary closing conditions and is expected to close on October 16, 2001. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all. The Company intends to use revolving loan borrowings under its senior credit facility to fund the Company's portion of the transaction.

     Equity Offering -
     ---------------
     During October 2001, the Company sold 322,500 shares of its Class A Common Stock in connection with a public offering of Class A Common Stock by stockholders of the Company. The net proceeds to the Company, after deducting underwriting discounts, of $12.1 million were used to repay borrowings under the senior credit facility.


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

     The Company reports its operating results in five segments: Canandaigua Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Barton (primarily beer and distilled spirits); Matthew Clark (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Franciscan (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items).

     On April 10, 2001, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. Pursuant to the terms of the stock dividend, each holder of Class A Common Stock received one additional share of Class A stock for each share of Class A stock held, and each holder of Class B Common Stock received one additional share of Class B stock for each share of Class B stock held. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the common stock split.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 2001 ("Second Quarter 2002"), compared to the three months ended August 31, 2000 ("Second Quarter 2001"), and for the six months ended August 31, 2001 ("Six Months 2002"), compared to the six months ended August 31, 2000 ("Six Months 2001"), and (ii) financial liquidity and capital resources for Six Months 2002. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 ("Fiscal 2001").

ACQUISITIONS IN FISCAL 2002 AND FISCAL 2001

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"), a leading premium wine producer based in Sonoma, California. Ravenswood produces, markets and sells super-premium and ultra-premium California wine primarily under the Ravenswood brand name. The vast majority of the wine Ravenswood produces and sells is red wine, including the number one super-premium Zinfandel in the United States. The results of operations of Ravenswood are reported in the Franciscan segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

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

JOINT VENTURE

     On July 31, 2001, the Company and BRL Hardy Limited completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and BRL Hardy Limited, the second largest wine company in Australia. PWP produces, markets and sells a global portfolio of premium wine in the United States, including a range of Australian imports, the fastest growing wine segment in the United States. PWP has exclusive distribution rights in the United States and the Caribbean to seven brands - Banrock Station, Hardys, Leasingham, Barossa Valley Estate and Chateau Reynella from Australia; Nobilo from New Zealand; and La Baume from France. The joint venture also owns Farallon, a premium California coastal wine. In addition, PWP owns the Riverland Vineyards winery and controls 1,400 acres of vineyards, all located in Monterey County, California. The investment in PWP is accounted for using the equity method; accordingly, the results of operations of PWP since July 31, 2001, have been included in the equity in loss of joint venture line in the Consolidated Statements of Income of the Company.

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Second Quarter 2002 and Second Quarter 2001.

                             Second Quarter 2002 Compared to Second Quarter 2001
                             ---------------------------------------------------
                                                 Net Sales
                             ---------------------------------------------------
                                                                %Increase/
                                      2002           2001       (Decrease)
                                  ------------   ------------   ----------
Canandaigua Wine:
  Branded:
    External customers            $    196,949   $    147,376      33.6 %
    Intersegment                         2,899          1,896      52.9 %
                                  ------------   ------------
    Total Branded                      199,848        149,272      33.9 %
                                  ------------   ------------
  Other:
    External customers                  13,834         14,834      (6.7)%
    Intersegment                         4,167          4,726     (11.8)%
                                  ------------   ------------
    Total Other                         18,001         19,560      (8.0)%
                                  ------------   ------------
Canandaigua Wine net sales        $    217,849   $    168,832      29.0 %
                                  ------------   ------------
Barton:
  Beer                            $    229,186   $    212,159       8.0 %
  Spirits                               72,514         72,561      (0.1)%
                                  ------------   ------------
Barton net sales                  $    301,700   $    284,720       6.0 %
                                  ------------   ------------
Matthew Clark:
  Branded:
    External customers            $     77,782   $     75,892       2.5 %
    Intersegment                           379            476     (20.4)%
                                  ------------   ------------
    Total Branded                       78,161         76,368       2.3 %
  Wholesale                            119,469         93,310      28.0 %
                                  ------------   ------------
Matthew Clark net sales           $    197,630   $    169,678      16.5 %
                                  ------------   ------------
Franciscan:
  External customers              $     31,796   $     21,359      48.9 %
  Intersegment                             152             34     347.1 %
                                  ------------   ------------
Franciscan net sales              $     31,948   $     21,393      49.3 %
                                  ------------   ------------
Corporate Operations and Other    $       -      $       -          N/A
                                  ------------   ------------
Intersegment eliminations         $     (7,597)  $     (7,133)      6.5 %
                                  ------------   ------------
Consolidated Net Sales            $    741,530   $    637,490      16.3 %
                                  ============   ============


     Net sales for Second Quarter 2002 increased to $741.5 million from $637.5 million for Second Quarter 2001, an increase of $104.0 million, or 16.3%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Second Quarter 2002 increased to $217.8 million from $168.8 million for Second Quarter 2001, an increase of $49.0 million, or 29.0%. This increase resulted primarily from $46.7 million of sales of the newly acquired brands from the Turner Road Vintners Assets and Corus Assets acquisitions ("the March Acquisitions"), both completed in March 2001.

     Barton
     ------

     Net sales for Barton for Second Quarter 2002 increased to $301.7 million from $284.7 million for Second Quarter 2001, an increase of $17.0 million, or 6.0%. This increase resulted primarily from an 8.0% increase in imported beer sales, led by volume growth in the Mexican beer portfolio. Spirits sales decreased slightly as a 3.9% growth in volume was more than offset by lower net selling prices from the implementation of a net pricing strategy in the third quarter of Fiscal 2001, which also resulted in lower promotion costs.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Second Quarter 2002 increased to $197.6 million from $169.7 million for Second Quarter 2001, an increase of $28.0 million, or 16.5%. Excluding an adverse foreign currency impact of $11.2 million, net sales increased $39.1 million, or 23.1%. This local currency basis increase resulted primarily from a 35.5% increase in wholesale sales, with the majority of this growth coming from organic sales. Additionally, branded sales increased 8.3% with an increase in wine sales being partially offset by a decrease in cider sales.

     Franciscan
     ----------

     Net sales for Franciscan for Second Quarter 2002 increased to $31.9 million from $21.4 million for Second Quarter 2001, an increase of $10.6 million, or 49.3%. This increase resulted from $5.4 million of sales of the newly acquired brands from the Ravenswood acquisition, completed in July 2001, and organic sales growth primarily due to volume increases in the Estancia, Veramonte and Franciscan brands.

     GROSS PROFIT

     The Company's gross profit increased to $237.7 million for Second Quarter 2002 from $200.6 million for Second Quarter 2001, an increase of $37.0 million, or 18.5%. The dollar increase in gross profit resulted primarily from sales of the newly acquired brands from the March Acquisitions and the Ravenswood acquisition, volume growth in the Barton Mexican beer portfolio, volume growth in the Matthew Clark branded wine business and wholesale business, and volume growth in the Franciscan fine wine portfolio. These increases were partially offset by an adverse foreign currency impact. As a percent of net sales, gross profit improved to 32.1% for Second Quarter 2002 versus 31.5% for Second Quarter 2001. The increase in gross profit margin resulted primarily from sales of higher-margin wine brands acquired in the March Acquisitions and the Ravenswood acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $148.7 million for Second Quarter 2002 from $129.9 million for Second Quarter 2001, an increase of $18.7 million, or 14.4%. The dollar increase in selling, general and administrative expenses resulted primarily from advertising and promotion costs associated with the brands acquired in the March Acquisitions and the Ravenswood acquisition, as well as increases related to volume growth in the Matthew Clark branded wine business and wholesale business, the Franciscan fine wine portfolio and the Barton Mexican beer portfolio. Selling, general and administrative expenses as a percent of net sales decreased to 20.0% for Second Quarter 2002 as compared to 20.4% for Second Quarter 2001 as a decrease in Barton spirits advertising and promotion costs was greater than the decrease in Barton spirits net sales and the percent increase in Matthew Clark wholesale sales was greater than the percent increase in selling, general and administrative expenses.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Second Quarter 2002 and Second Quarter 2001.

                             Second Quarter 2002 Compared to Second Quarter 2001
                             ---------------------------------------------------
                                           Operating Income/(Loss)
                             ---------------------------------------------------
                                     2002            2001         %Increase
                                  ----------      ----------      ---------
Canandaigua Wine                  $   23,934      $   10,382        130.5%
Barton                                51,361          50,613          1.5%
Matthew Clark                         13,968          12,222         14.3%
Franciscan                             8,098           4,242         90.9%
Corporate Operations and Other        (8,360)         (6,755)        23.8%
                                  ----------      ----------
Consolidated Operating Income     $   89,001      $   70,704         25.9%
                                  ==========      ==========

     As a result of the above factors, consolidated operating income increased to $89.0 million for Second Quarter 2002 from $70.7 million for Second Quarter 2001, an increase of $18.3 million, or 25.9%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $29.0 million for Second Quarter 2002 from $27.2 million for Second Quarter 2001, an increase of $1.8 million, or 6.6%. The increase resulted primarily from an increase in average borrowings primarily due to the financing of the March Acquisitions and the Ravenswood acquisition, partially offset by a slight decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $35.9 million for Second Quarter 2002 from $26.1 million for Second Quarter 2001, an increase of $9.8 million, or 37.6%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Second Quarter 2002 were $110.3 million, an increase of $21.9 million over EBITDA of $88.4 million for Second Quarter 2001. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS 2002 COMPARED TO SIX MONTHS 2001

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Six Months 2002 and Six Months 2001.

                                     Six Months 2002 Compared to Six Months 2001
                                     -------------------------------------------
                                                     Net Sales
                                     -------------------------------------------
                                                                      %Increase/
                                         2002            2001         (Decrease)
                                     ------------    ------------    -----------
Canandaigua Wine:
  Branded:
    External customers               $    363,030    $    290,706       24.9 %
    Intersegment                            4,644           3,132       48.3 %
                                     ------------    ------------
    Total Branded                         367,674         293,838       25.1 %
                                     ------------    ------------
  Other:
    External customers                     27,383          30,102       (9.0)%
    Intersegment                            7,856           8,355       (6.0)%
                                     ------------    ------------
    Total Other                            35,239          38,457       (8.4)%
                                     ------------    ------------
Canandaigua Wine net sales           $    402,913    $    332,295       21.3 %
                                     ------------    ------------
Barton:
  Beer                               $    412,171    $    375,293        9.8 %
  Spirits                                 143,831         145,107       (0.9)%
                                     ------------    ------------
Barton net sales                     $    556,002    $    520,400        6.8 %
                                     ------------    ------------
Matthew Clark:
  Branded:
    External customers               $    144,663    $    145,486       (0.6)%
    Intersegment                              481             497       (3.2)%
                                     ------------    ------------
    Total Branded                         145,144         145,983       (0.6)%

  Wholesale                               234,475         193,233       21.3 %
                                     ------------    ------------
Matthew Clark net sales              $    379,619    $    339,216       11.9 %
                                     ------------    ------------
Franciscan:
  External customers                 $     58,087    $     43,144       34.6 %
  Intersegment                                254             138       84.1 %
                                     ------------    ------------
Franciscan net sales                 $     58,341    $     43,282       34.8 %
                                     ------------    ------------
Corporate Operations and Other       $       -       $       -           N/A
                                     ------------    ------------
Intersegment eliminations            $    (13,235)   $    (12,123)       9.2 %
                                     ------------    ------------
Consolidated Net Sales               $  1,383,640    $  1,223,070       13.1 %
                                     ============    ============


     Net sales for Six Months 2002 increased to $1,383.6 million from $1,223.1 million for Six Months 2001, an increase of $160.6 million, or 13.1%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Six Months 2002 increased to $402.9 million from $332.3 million for Six Months 2001, an increase of $70.6 million, or 21.3%. This increase resulted primarily from $83.6 million of sales of the newly acquired brands from the March Acquisitions. This increase was partially offset by declines in other wine brands due to the timing of seasonal programming for the first quarter of Fiscal 2002 versus the first quarter of Fiscal 2001 and Canandaigua Wine's grape juice concentrate business.

     Barton
     ------

     Net sales for Barton for Six Months 2002 increased to $556.0 million from $520.4 million for Six Months 2001, an increase of $35.6 million, or 6.8%. This increase resulted primarily from a 9.8% increase in imported beer sales, led by volume growth in the Mexican beer portfolio. This increase was partially offset by a slight decrease in spirits sales as a result of lower net selling prices from the implementation of a net pricing strategy in the third quarter of Fiscal 2001 offset by spirits sales volume increases.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Six Months 2002 increased to $379.6 million from $339.2 million for Six Months 2001, an increase of $40.4 million, or 11.9%. Excluding an adverse foreign currency impact of $25.8 million, net sales increased $66.2 million, or 19.9%. This local currency basis increase resulted primarily from a 30.1% increase in wholesale sales, with the majority of this growth coming from organic sales. Additionally, branded sales increased 6.4% with an increase in wine sales being partially offset by a decrease in cider and drinks sales.

     Franciscan
     ----------

     Net sales for Franciscan for Six Months 2002 increased to $58.3 million from $43.3 million for Six Months 2001, an increase of $15.1 million, or 34.8%. This increase resulted from $5.4 million of sales of the newly acquired brands from the Ravenswood acquisition and sales growth primarily due to volume increases in the Estancia, Veramonte, and Franciscan brands.

     GROSS PROFIT

     The Company's gross profit increased to $439.6 million for Six Months 2002 from $384.5 million for Six Months 2001, an increase of $55.1 million, or 14.3%. The dollar increase in gross profit resulted primarily from sales of the newly acquired brands from the March Acquisitions and the Ravenswood acquisition, volume growth in the Barton Mexican beer portfolio, volume growth in the Franciscan fine wine portfolio and volume growth in the Matthew Clark wholesale business and branded wine business. These increases were partially offset by a decrease in Barton's spirits sales, an adverse foreign currency impact, a decrease in Canandaigua Wine's organic wine sales and a volume decrease in Matthew Clark's cider sales. As a percent of net sales, gross profit improved slightly to 31.8% for Six Months 2002 versus 31.4% for Six Months 2001. The increase in gross profit margin resulted primarily from sales of higher-margin wine brands acquired in the March Acquisitions and the Ravenswood acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $280.7 million for Six Months 2002 from $256.3 million for Six Months 2001, an increase of
$24.4 million, or 9.5%. The dollar increase in selling, general and administrative expenses resulted primarily from advertising and promotion costs associated with the brands acquired in the March Acquisitions and the Ravenswood acquisition. Selling, general and administrative expenses as a percent of net sales decreased to 20.3% for Six Months 2002 as compared to 21.0% for Six Months 2001 as a decrease in Barton spirits advertising and promotion costs was greater than the decrease in Barton spirits net sales and the percent increase in Matthew Clark wholesale sales was greater than the percent increase in selling, general and administrative expenses.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Six Months 2002 and Six Months 2001.

                                     Six Months 2002 Compared to Six Months 2001
                                     -------------------------------------------
                                               Operating Income/(Loss)
                                     -------------------------------------------
                                                                      %Increase/
                                        2002            2001          (Decrease)
                                     ----------      ----------       ----------
Canandaigua Wine                     $   39,329      $   18,200         116.1 %
Barton                                   95,412          89,448           6.7 %
Matthew Clark                            22,285          22,596          (1.4)%
Franciscan                               15,146           9,658          56.8 %
Corporate Operations and Other          (13,248)        (11,734)         12.9 %
                                     ----------      ----------
Consolidated Operating Income        $  158,924      $  128,168          24.0 %
                                     ==========      ==========

     As a result of the above factors, consolidated operating income increased to $158.9 million for Six Months 2002 from $128.2 million for Six Months 2001, an increase of $30.8 million, or 24.0%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $59.2 million for Six Months 2002 from $54.8 million for Six Months 2001, an increase of $4.3 million, or 7.9%. The increase resulted primarily from an increase in average borrowings primarily due to the financing of the March Acquisitions and the Ravenswood acquisition, partially offset by a slight decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $59.8 million for Six Months 2002 from $44.0 million for Six Months 2001, an increase of $15.8 million, or 35.8%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Six Months 2002 were $202.2 million, an increase of $38.0 million over EBITDA of $164.2 million for Six Months 2001. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.


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

SIX MONTHS 2002 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Six Months 2002 was $106.0 million, which resulted from $105.2 million in net income adjusted for noncash items, plus $0.8 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from increases in accrued grape purchases and accrued income taxes, and a decrease in inventories, offset by a seasonal increase in accounts receivable and a decrease in accrued interest.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Six Months 2002 was $470.9 million, which resulted primarily from net cash paid of $472.0 million for the March Acquisitions and the Ravenswood acquisition and $28.8 million of capital expenditures, partially offset by $35.4 million of proceeds from the sale of assets.

     Net cash provided by financing activities for Six Months 2002 was $226.1 million, which resulted primarily from net proceeds of $139.5 million from the equity offering, proceeds of $85.7 million from net revolving loan borrowings under the senior credit facility, and proceeds of $26.4 million from exercise of employee stock options. These amounts were partially offset by principal payments of long-term debt of $25.2 million.

DEBT

     Total debt outstanding as of August 31, 2001, amounted to $1,449.0 million, an increase of $83.2 million from February 28, 2001. The ratio of total debt to total capitalization decreased to 63.3% as of August 31, 2001, from 68.9% as of February 28, 2001.

     SENIOR CREDIT FACILITY

     As of August 31, 2001, under its senior credit facility, the Company had outstanding term loans of $321.1 million bearing a weighted average interest rate of 5.7%, $83.0 million of revolving loans bearing a weighted average interest rate of 6.6%, undrawn revolving letters of credit of $19.1 million, and $197.9 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of August 31, 2001, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of August 31, 2001, the Company had outstanding (pound)1.0 million ($1.5 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, the Company had outstanding (pound)154.0 million ($223.4 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes") as of August 31, 2001. The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the "February 2001 Series B Senior Notes") for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes. The February 2001 Series B Senior Notes are currently redeemable, in whole or in part, at the option of the Company. As of August 31, 2001, the Company had outstanding $200.0 million aggregate principal amount of February 2001 Series B Senior Notes.

     SENIOR SUBORDINATED NOTES

     As of August 31, 2001, the Company had outstanding $195.0 million ($193.7 million, net of $1.3 million unamortized discount) aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Original Notes"). The Original Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of August 31, 2001, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002.

EQUITY OFFERING

     During March 2001, the Company completed a public offering of 4,370,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.5 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

     During October 2001, the Company sold 322,500 shares of its Class A Common Stock in connection with a public offering of Class A Common Stock by stockholders of the Company. The net proceeds to the Company, after deducting underwriting discounts, of $12.1 million were used to repay borrowings under the senior credit facility.

ACCOUNTING PRONOUNCEMENTS

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF No. 00-14"), "Accounting for Certain Sales Incentives," which was subsequently amended in April 2001. EITF No. 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 requires that sales incentives, including coupons, rebate offers, and free product offers, given concurrently with a single exchange transaction be recognized when incurred and reported as a reduction of revenue. In addition, in April 2001, the EITF issued EITF Issue No. 00-25 ("EITF No. 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses the income statement classification of certain consideration, other than directly addressed in EITF No. 00-14, from a vendor to an entity that purchases the vendor's products for resale. EITF No. 00-25 requires that certain consideration from a vendor to a reseller of the vendor's products be reported as a reduction of revenue. The Company currently reports costs that fall under both EITF No. 00-14 and EITF No. 00-25 as selling, general and administrative expenses. The Company is required to adopt EITF No. 00-14 and EITF No. 00-25 in its financial statements beginning March 1, 2002. Upon adoption of EITF No. 00-14 and EITF No. 00-25, financial statements for prior periods presented for comparative purposes are to be reclassified to comply with the requirements of EITF No. 00-14 and EITF No. 00-25. The Company believes the impact of EITF No. 00-14 and EITF No. 00-25 on its financial statements will result in a material reclassification that will decrease previously reported net sales and decrease previously reported selling, general and administrative expenses, but will have no effect on operating income or net income. The Company has not yet determined the amount of the reclassification.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations requiring all business combinations to be accounted for using one method, the purchase method. In addition, SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 is effective immediately for all business combinations initiated after June 30, 2001, as well as for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is required to adopt SFAS No. 141 for all business combinations for which the acquisition date was before July 1, 2001, for fiscal years beginning March 1, 2002. The adoption of the applicable provisions of SFAS No. 141 have not had a material impact on the Company's financial statements. The Company believes that the adoption of the remaining provisions of SFAS No. 141 will not have a material impact on its financial statements.

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to apply the provisions of SFAS No. 142 for all goodwill and intangible assets acquired prior to July 1, 2001, for fiscal years beginning March 1, 2002. For goodwill and intangible assets acquired after June 30, 2001, these assets will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company is currently assessing the financial impact of SFAS No. 142 on its financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to adopt SFAS No. 143 for fiscal years beginning March 1, 2003. The Company is currently assessing the financial impact of SFAS No. 143 on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company is required to adopt SFAS

No. 144 for fiscal years beginning March 1, 2002. The Company is currently assessing the financial impact of SFAS No. 144 on its financial statements.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company's future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For risk factors associated with the Company and its business, which factors could cause actual results to differ materially from those set forth in, or implied by, the Company's forward-looking statements, reference should be made to the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 28, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

     Information about market risks for the six months ended August 31, 2001, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

     At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 17, 2001 (the "Annual Meeting"), the holders of the Company's Class A Common Stock (the "Class A Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company's Class B Common Stock (the "Class B Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class B Stock.

     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon the proposal to ratify the selection of Arthur Andersen LLP, Certified Public Accountants, as the Company's independent auditors for the fiscal year ending February 28, 2002.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

     I. The results of the voting for the election of Directors of the Company are as follows:

          Directors Elected By the Holders of Class A Stock:
          --------------------------------------------------

               Nominee                     For              Withheld
               -------------------      ----------          --------
               Thomas C. McDermott      31,305,359           83,656
               Paul L. Smith            31,305,259           83,756

          Directors Elected By the Holders of Class B Stock:
          --------------------------------------------------

               Nominee                     For              Withheld
               --------------------     ----------          --------
               George Bresler           60,680,120            5,400
               Jeananne K. Hauswald     60,679,560            5,960
               James A. Locke, III      60,680,040            5,480
               Richard Sands            60,680,070            5,450
               Robert Sands             60,673,380           12,140

     II. The selection of Arthur Andersen LLP was ratified with the following votes:

                        For:                   91,788,340
                        Against:                  278,534
                        Abstain:                    7,661
                        Broker Nonvotes:              N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

        (a)     See Index to Exhibits located on Page 33 of this Report.

        (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended August 31, 2001:

                (i) Form 8-K dated June 19, 2001. This Form 8-K reported information under Item 5.

                (ii) Form 8-K dated June 28, 2001. This Form 8-K reported information under Item 5 and included (i) the Company's Condensed Consolidated Balance Sheets as of May 31, 2001 and February 28, 2001; and (ii) the Company's Condensed Consolidated Statements of Income for the three months ended May 31, 2001 and May 31, 2000.

                (iii) Form 8-K dated July 2, 2001. This Form 8-K reported information under Item 5.

                (iv) Form 8-K dated August 23, 2001. This Form 8-K reported information under Item 5 and Item 7. The following financial statements of Ravenswood Winery, Inc. were filed with the Form 8-K:

                              The Ravenswood Winery, Inc. Balance Sheet at June 30, 2000 and 1999, and the related Statements of Income, Shareholders' Equity and Cash Flows for the fiscal years ended June 30, 2000, 1999 and 1998, and the report of Odenberg, Ullakko, Muranishi & Co. LLP, independent accountants, thereon, together with the notes thereto.

                              The Ravenswood Winery, Inc. Balance Sheet at March 31, 2001 (unaudited) and June 30, 2000, and the related unaudited Statements of Income and Cash Flows for the three months ended March 31, 2001 and 2000, and for the nine months ended March 31, 2001 and 2000, together with the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CONSTELLATION BRANDS, INC.

Dated: October 15, 2001               By: /s/ Thomas F. Howe
                                          --------------------------------------
                                          Thomas F. Howe, Senior Vice President,
                                          Controller

Dated: October 15, 2001               By: /s/ Thomas S. Summer
                                          --------------------------------------
                                          Thomas S. Summer, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

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

2.5 Agreement and Plan of Merger by and among the Company, VVV Acquisition Corp. and Ravenswood Winery, Inc. dated as of April 10, 2001 (filed as
        Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

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

(4)     INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY   HOLDERS,   INCLUDING
        INDENTURES.

4.1 Seventh Supplemental Indenture, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and The Chase Manhattan Bank, as Trustee (supplementing the Indenture dated December 27, 1993) (filed herewith).

4.2 Fifth Supplemental Indenture, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (supplementing the Indenture dated October 29, 1996) (filed herewith).

4.3 Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (supplementing the Indenture dated February 25, 1999) (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3

        (Pre-effective   Amendment  No.  1)  (Registration  No.  333-63480)  and
        incorporated herein by reference).

4.4 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (supplementing the Indenture dated November 17, 1999) (filed herewith).

4.5 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (supplementing the Indenture dated February 21, 2001) (filed as Exhibit 4.7 to the Company's Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.6 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of The Chase Manhattan Bank, as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed herewith).

4.7 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed herewith).

(10)    MATERIAL CONTRACTS.

10.1 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of The Chase Manhattan Bank, as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed herewith as Exhibit 4.6).

10.2 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed herewith as Exhibit 4.7).

(11)    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

11.1    Computation of per share earnings (filed herewith).

(15)    LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION.

        Not applicable.

(18)    LETTER RE CHANGE IN ACCOUNTING PRINCIPLES.

        Not applicable.

(19)    REPORT FURNISHED TO SECURITY HOLDERS.

        Not applicable.

(22)    PUBLISHED  REPORT  REGARDING  MATTERS  SUBMITTED  TO A VOTE OF  SECURITY
        HOLDERS.

        Not applicable.

(23)    CONSENTS OF EXPERTS AND COUNSEL.

        Not applicable.

(24)    POWER OF ATTORNEY.

        Not applicable.

(99)    ADDITIONAL EXHIBITS.

99.1 1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed herewith).

99.2 Underwriting Agreement dated March 8, 2001 by and among the Company and Salomon Smith Barney Inc., for itself and certain other Underwriters named therein (filed herewith so as to be incorporated by reference into Registration Statement No. 333-91587).