Form 10-Q
period 2001-11-30
CONSTELLATION BRANDS INC
filed 2002-01-14
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2001
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    -----------------------


                        COMMISSION FILE NUMBER 001-08495


                           CONSTELLATION BRANDS, INC.
                           --------------------------
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

                                 (585) 218-2169
           -----------------------------------------------------
           (Registrant's telephone number, including area code)


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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2001, is set forth below:

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share              37,686,040
Class B Common Stock, Par Value $.01 Per Share               6,074,445

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                  November 30,     February 28,
                                                      2001             2001
                                                  ------------     ------------
                                                  (unaudited)
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash investments                       $      9,454     $    145,672
  Accounts receivable, net                             473,835          314,262
  Inventories, net                                     831,889          670,018
  Prepaid expenses and other current assets             72,175           61,037
                                                  ------------     ------------
    Total current assets                             1,387,353        1,190,989
PROPERTY, PLANT AND EQUIPMENT, net                     561,667          548,614
OTHER ASSETS                                         1,178,471          772,566
                                                  ------------     ------------
  Total assets                                    $  3,127,491     $  2,512,169
                                                  ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $    159,493     $      4,184
  Current maturities of long-term debt                  80,039           54,176
  Accounts payable                                     217,550          114,793
  Accrued excise taxes                                  49,977           55,954
  Other accrued expenses and liabilities               290,482          198,053
                                                  ------------     ------------
    Total current liabilities                          797,541          427,160
                                                  ------------     ------------
LONG-TERM DEBT, less current maturities              1,259,088        1,307,437
                                                  ------------     ------------
DEFERRED INCOME TAXES                                  131,953          131,974
                                                  ------------     ------------
OTHER LIABILITIES                                       33,628           29,330
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at November 30, 2001,
    and February 28, 2001                                 -                -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 39,148,856 shares at
    November 30, 2001, and 37,438,968
    shares at February 28, 2001                            391              374
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 7,325,895 shares at
    November 30, 2001, and 7,402,594 shares
    at February 28, 2001                                    73               74
  Additional paid-in capital                           407,783          267,655
  Retained earnings                                    565,218          455,798
  Accumulated other comprehensive loss                 (34,082)         (26,004)
                                                  ------------     ------------
                                                       939,383          697,897
                                                  ------------     ------------
  Less-Treasury stock-
  Class A Common Stock, 1,479,217 shares at
    November 30, 2001, and 6,200,600 shares at
    February 28, 2001, at cost                         (31,820)         (79,271)
  Class B Convertible Common Stock, 1,251,450
    shares at November 30, 2001, and
    February 28, 2001, at cost                          (2,207)          (2,207)
                                                  ------------     ------------
                                                       (34,027)         (81,478)
                                                  ------------     ------------
  Less-Unearned compensation-restricted
    stock awards                                           (75)            (151)
                                                  ------------     ------------
    Total stockholders' equity                         905,281          616,268
                                                  ------------     ------------
  Total liabilities and stockholders' equity      $  3,127,491     $  2,512,169
                                                  ============     ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                           CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                              (in thousands, except per share data)
                                            For the Nine Months Ended November 30,    For the Three Months Ended November 30,
                                            --------------------------------------    ---------------------------------------
                                                 2001                   2000               2001                    2000
                                            ---------------        ---------------    ---------------         ---------------
                                              (unaudited)            (unaudited)        (unaudited)             (unaudited)

GROSS SALES                                 $     2,774,023        $     2,436,637    $       987,776         $     833,447
  Less - Excise taxes                              (627,064)              (583,990)          (223,702)             (203,870)
                                            ---------------        ---------------    ---------------         -------------
    Net sales                                     2,146,959              1,852,647            764,074               629,577
COST OF PRODUCT SOLD                             (1,448,925)            (1,260,082)          (505,666)             (421,524)
                                            ---------------        ---------------    ---------------         -------------
    Gross profit                                    698,034                592,565            258,408               208,053
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          (430,287)              (379,159)          (149,585)             (122,815)
                                            ---------------        ---------------    ---------------         -------------
    Operating income                                267,747                213,406            108,823                85,238
EQUITY IN EARNINGS OF JOINT VENTURE                   1,028                   -                 1,165                  -
INTEREST EXPENSE, net                               (86,408)               (81,797)           (27,249)              (26,983)
                                            ---------------        ---------------    ---------------         -------------
    Income before income taxes                      182,367                131,609             82,739                58,255
PROVISION FOR INCOME TAXES                          (72,947)               (52,644)           (33,096)              (23,302)
                                            ---------------        ---------------    ---------------         -------------
NET INCOME                                  $       109,420        $        78,965    $        49,643         $      34,953
                                            ===============        ===============    ===============         =============


SHARE DATA:
Earnings per common share:
  Basic                                     $          2.58        $          2.16    $          1.14         $        0.95
                                            ===============        ===============    ===============         =============
  Diluted                                   $          2.51        $          2.12    $          1.11         $        0.93
                                            ===============        ===============    ===============         =============
Weighted average common shares outstanding:
  Basic                                              42,362                 36,615             43,429                36,788
  Diluted                                            43,570                 37,283             44,739                37,469

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                                                  For the Nine Months Ended November 30,
                                                                  --------------------------------------
                                                                       2001                   2000
                                                                  ---------------        ---------------
                                                                    (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $       109,420        $        78,965

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of property, plant and equipment                        39,943                 35,826
      Amortization of intangible assets                                    24,048                 19,285
      (Gain) loss on sale of assets                                        (2,175)                 1,904
      Equity in earnings of joint venture                                  (1,028)                  -
      Amortization of discount on long-term debt                              413                    370
      Stock-based compensation expense                                         76                    255
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                       (134,321)              (104,496)
          Inventories, net                                                (57,664)               (88,726)
          Prepaid expenses and other current assets                       (10,499)               (15,738)
          Accounts payable                                                 83,138                 39,087
          Accrued excise taxes                                             (5,720)                15,975
          Other accrued expenses and liabilities                           80,560                 39,067
          Other assets and liabilities, net                                (2,517)                (5,683)
                                                                  ---------------        ---------------
            Total adjustments                                              14,254                (62,874)
                                                                  ---------------        ---------------
            Net cash provided by operating activities                     123,674                 16,091
                                                                  ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                          (472,337)                  -
  Investment in joint venture                                             (77,282)                  -
  Purchases of property, plant and equipment                              (47,158)               (47,806)
  Proceeds from sale of assets                                             35,499                  1,379
                                                                  ---------------        ---------------
            Net cash used in investing activities                        (561,278)               (46,427)
                                                                  ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                                         156,226                 96,922
  Proceeds from equity offerings, net of fees                             151,486                   -
  Exercise of employee stock options                                       35,249                  5,530
  Proceeds from issuance of long-term debt, net of discount                 2,910                119,400
  Proceeds from employee stock purchases                                      842                    761
  Principal payments of long-term debt                                    (43,080)              (221,557)
  Payment of issuance costs of long-term debt                              (1,339)                (1,668)
                                                                  ---------------        ---------------
            Net cash provided by (used in) financing activities           302,294                   (612)
                                                                  ---------------        ---------------

Effect of exchange rate changes on cash and cash investments                 (908)                (1,489)
                                                                  ---------------        ---------------

NET DECREASE IN CASH AND CASH INVESTMENTS                                (136,218)               (32,437)
CASH AND CASH INVESTMENTS, beginning of period                            145,672                 34,308
                                                                  ---------------        ---------------
CASH AND CASH INVESTMENTS, end of period                          $         9,454        $         1,871
                                                                  ===============        ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired        $       541,296        $        15,115
    Liabilities assumed                                                   (63,217)               (10,628)
                                                                  ---------------        ---------------
    Cash paid                                                             478,079                  4,487
    Less - cash acquired                                                   (5,742)                (4,487)
                                                                  ---------------        ---------------
    Net cash paid for purchases of businesses                     $       472,337        $          -
                                                                  ===============        ===============

    Property, plant and equipment contributed to joint venture    $        30,020        $          -
                                                                  ===============        ===============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001

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

     Certain November 30, 2000, and February 28, 2001, balances have been reclassified to conform to current year presentation.

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

     The Company uses foreign currency exchange agreements to reduce the risk of foreign currency exchange rate fluctuations resulting primarily from contracts to purchase inventory items that are denominated in various foreign currencies. Certain of these derivative contracts are designated to hedge the exposure to variable cash flows of a forecasted transaction and are classified as cash flow hedges. As such, the effective portion of the change in the fair value of the derivatives is recorded each period in the balance sheet in accumulated other comprehensive income/loss ("AOCI"), and is reclassified into the statement of income, primarily as a component of cost of goods sold, in the same period during which the hedged transaction affects earnings. The currency forward exchange contracts used generally have maturity terms of twelve months or less. The Company expects the entire balance in AOCI related to cash flow hedges to be reclassified to the statement of income within the next twelve months. The Company formally documents all relationships between hedging instruments and hedged items in accordance with SFAS No. 133 requirements.

     The Company uses the remaining foreign currency exchange agreements to reduce the risk of foreign currency exchange rate fluctuations resulting primarily from recorded accounts payable denominated in various foreign currencies. As these derivative contracts have not been designated as hedging instruments, all resulting gains or losses are recognized in earnings in the period of change.

     The Company has exposure to foreign currency risk, primarily in the United Kingdom, as a result of having international subsidiaries. The Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. Such borrowings are designated as a hedge of the foreign currency exposure of the net investment in the foreign operation. Accordingly, the effective portion of the foreign currency gain or loss on the hedging debt instrument is reported in AOCI as part of the foreign currency translation adjustments. For the nine months and three months ended November 30, 2001, net gains of $4.1 million and $5.8 million, respectively, are included in foreign currency translation adjustments within AOCI.

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

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The preliminary purchase price of the Turner Road Vintners Assets, including assumption of indebtedness of $9.4 million, was $289.8 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $116.5 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Turner Road Vintners Assets are reported in the Canandaigua Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The preliminary purchase price of the Corus Assets, including assumption of indebtedness of $3.0 million, was $52.3 million plus an earn-out over six years based on the performance of the brands. The purchase price is subject to final closing adjustments which the Company does not expect to be material. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $10.0 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Corus Assets are reported in the Canandaigua Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On July 2, 2001, the Company purchased all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"). Ravenswood produces, markets and sells super-premium and ultra-premuim California wine, primarily under the Ravenswood brand name. The preliminary purchase price of Ravenswood, including assumption of indebtedness of $2.9 million, was $151.3 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The purchase price was financed with revolving loan borrowings under the senior credit facility. The Ravenswood acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $58.4 million, will not be amortized and will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142 (as defined in Note 14). The Ravenswood acquisition was in line with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The results of operations of Ravenswood are reported in the Franciscan segment and have been included in the Consolidated Statements of Income since the date of acquisition. The unaudited pro forma results of operations for the nine months ended November 30, 2001 (shown in the table below), reflect total nonrecurring charges of $12.6 million ($0.17 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, which were incurred by Ravenswood prior to the acquisition.

     The following table sets forth the unaudited pro forma results of operations of the Company for the nine months and three months ended November 30, 2001 and 2000. The unaudited pro forma results of operations for the nine months ended November 30, 2001 and 2000, and the three months ended November 30, 2000, give effect to the acquisitions of the Turner Road Vintners Assets, Corus Assets, and Ravenswood as if they occurred on March 1, 2000. The unaudited pro forma results of operations for the nine months and three months ended November 30, 2000, do not give pro forma effect to the acquisition of Forth Wines as if it occurred on March 1, 2000, as it is not significant. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                    For the Nine Months             For the Three Months
                                                     Ended November 30,              Ended November 30,
                                               -----------------------------    ----------------------------
                                                   2001             2000            2001            2000
                                               ------------     ------------    ------------    ------------
(in thousands, except per share data)
Net sales                                      $  2,162,318     $  2,056,562    $    764,074    $    702,788
Income before income taxes                     $    167,776     $    115,161    $     82,739    $     54,336
Net income                                     $    100,254     $     69,096    $     49,643    $     32,601

Earnings per common share:
  Basic                                        $       2.37     $       1.89    $       1.14    $       0.89
                                               ============     ============    ============    ============
  Diluted                                      $       2.30     $       1.85    $       1.11    $       0.87
                                               ============     ============    ============    ============

Weighted average common shares outstanding:
  Basic                                              42,362           36,615          43,429          36,788
  Diluted                                            43,570           37,283          44,739          37,469


4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                    November 30,       February 28,
                                        2001               2001
                                    ------------       ------------
(in thousands)
Raw materials and supplies          $     42,845       $     28,007
In-process inventories                   549,061            450,650
Finished case goods                      239,983            191,361
                                    ------------       ------------
                                    $    831,889       $    670,018
                                    ============       ============

5)   OTHER ASSETS:

     The major components of other assets are as follows:

                                    November 30,       February 28,
                                        2001               2001
                                    ------------       ------------
(in thousands)
Goodwill                            $    630,829       $    447,813
Trademarks                               381,963            247,139
Investment in joint venture              108,897               -
Distribution rights and agency
  license agreements                      87,052             87,052
Other                                     78,186             75,232
                                    ------------       ------------
                                       1,286,927            857,236
Less - Accumulated amortization         (108,456)           (84,670)
                                    ------------       ------------
                                    $  1,178,471       $    772,566
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

     The Company contributed to PWP assets with a carrying amount of $30.0 million plus $5.5 million of cash. The Company sold assets with a carrying amount of $31.2 million to BRL Hardy (USA) Inc. ("Hardy") and received $34.9 million in cash. Hardy contributed these assets plus $5.5 million of cash to PWP. The Company and PWP are parties to the following agreements: administrative and selling services agreement; crushing, wine production, bottling, storage, and related services agreement; inventory supply agreement; sublease and assumption agreements pertaining to certain vineyards, which agreements include a market value adjustment provision; and a market value adjustment agreement relating to a certain vineyard lease held by PWP. As of November 30, 2001, amounts related to the above agreements were not material.

     On October 16, 2001, the Company announced that PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County

("the Blackstone Assets"). The preliminary purchase price of the Blackstone Assets was $140.0 million and was financed equally by the Company and Hardy. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The Company used revolving loan borrowings under its senior credit facility to fund the Company's portion of the transaction.

     As of November 30, 2001, the Company's investment balance, which is accounted for under the equity method, was $108.9 million and is included on the Consolidated Balance Sheets in other assets. The carrying amount of the investment is less than the Company's equity in the underlying net assets of PWP by $4.2 million. This amount is included in earnings as the assets are used by PWP.

7)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                                          November 30,       February 28,
                                              2001               2001
                                          ------------       ------------
(in thousands)
Accrued advertising and promotions        $     58,878       $     44,501
Accrued income taxes payable                    45,172             21,122
Accrued grape purchases                         27,891               -
Accrued salaries and commissions                27,810             24,589
Accrued interest                                26,560             28,542
Other                                          104,171             79,299
                                          ------------       ------------
                                          $    290,482       $    198,053
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

9)   STOCKHOLDERS' EQUITY:

     Equity offerings -
     ----------------
     During March 2001, the Company completed a public offering of 4,370,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.4 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

     During October 2001, the Company sold 322,500 shares of its Class A Common Stock in connection with a public offering of Class A Common Stock by stockholders of the Company. The net proceeds to the Company, after deducting underwriting discounts, of $12.1 million were used to repay borrowings under the senior credit facility.

     Employee stock purchase plan -
     ----------------------------
     The Company has a stock purchase plan under which 500,000 shares of the Company's Class A Common Stock may be issued to eligible employees and directors of the Company's United Kingdom subsidiaries. In connection with the Company's May 2001 two-for-one stock split, the Company has submitted to the Inland
Revenue, for its approval, a revised plan to increase the number of shares available under the plan to 1,000,000. Under the terms of the plan, participants may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. As of November 30, 2001, no shares have been issued.

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

     The computation of basic and diluted earnings per common share is as follows:

                                            For the Nine Months         For the Three Months
                                             Ended November 30,          Ended November 30,
                                         -------------------------    ------------------------
                                            2001           2000          2001          2000
                                         ----------     ----------    ----------    ----------
(in thousands, except per share data)
Income applicable to common shares       $  109,420     $   78,965    $   49,643    $   34,953
                                         ==========     ==========    ==========    ==========

Weighted average common shares
  outstanding - basic                        42,362         36,615        43,429        36,788
Stock options                                 1,208            668         1,310           681
                                         ----------     ----------    ----------    ----------
Weighted average common shares
  outstanding - diluted                      43,570         37,283        44,739        37,469
                                         ==========     ==========    ==========    ==========

EARNINGS PER COMMON SHARE - BASIC        $     2.58     $     2.16    $     1.14    $     0.95
                                         ==========     ==========    ==========    ==========
EARNINGS PER COMMON SHARE - DILUTED      $     2.51     $     2.12    $     1.11    $     0.93
                                         ==========     ==========    ==========    ==========

     Stock options to purchase 1.1 million and 1.7 million shares of Class A Common Stock at a weighted average price per share of $41.23 and $52.31 were outstanding during the nine months ended November 30, 2001 and 2000, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods. Stock options to purchase 1.1 million and 1.7 million shares of Class A Common Stock at a weighted average price per share of $41.23 and $52.32 were outstanding during the three months ended November 30, 2001 and 2000, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

11)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized gains on derivative instruments for the nine months and three months ended November 30, 2001 and 2000.

     The reconciliation of net income to comprehensive income is as follows:

                                                              For the Nine Months         For the Three Months
                                                               Ended November 30,          Ended November 30,
                                                           -------------------------    ------------------------
                                                              2001           2000          2001          2000
                                                           ----------     ----------    ----------    ----------
(in thousands)
Net income                                                 $  109,420     $   78,965    $   49,643    $   34,953
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                     (8,114)       (23,483)       (5,232)       (4,370)
  Cash flow hedges:
    Net derivative gains, net of tax effect of $103 and
      $7, respectively                                            209           -              (10)         -
    Reclassification adjustments, net of tax effect of
      $80 and $5, respectively                                   (173)          -               13          -
                                                           ----------     ----------    ----------    ----------
  Net cash flow hedges                                             36           -                3          -
                                                           ----------     ----------    ----------    ----------
Total comprehensive income                                 $  101,342     $   55,482    $   44,414    $   30,583
                                                           ==========     ==========    ==========    ==========

     Accumulated other comprehensive loss includes the following components:

                                                For the Nine Months Ended November 30, 2001
                                          -------------------------------------------------------
                                              Foreign               Net             Accumulated
                                             Currency           Unrealized             Other
                                            Translation          Gains on          Comprehensive
                                            Adjustments         Derivatives            Loss
                                          ---------------     ---------------     ---------------
Beginning balance, February 28, 2001      $       (26,004)    $          -        $       (26,004)
Current-period change                              (8,114)                 36              (8,078)
                                          ---------------     ---------------     ---------------
Ending balance, November 30, 2001         $       (34,118)    $            36     $       (34,082)
                                          ===============     ===============     ===============

12)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets as of November 30, 2001 and 2000, and the condensed consolidating statements of income and cash flows for the nine months and three months ended November 30, 2001 and 2000, for the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors"), the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark ("Subsidiary Nonguarantors"), and the consolidated Company. The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                   Parent         Subsidiary      Subsidiary
                                                   Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                -------------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at November 30, 2001
--------------------
Current assets:
  Cash and cash investments                     $       1,204    $      7,780    $         470    $       -       $      9,454
  Accounts receivable, net                             94,922         177,937          200,976            -            473,835
  Inventories, net                                     22,770         662,086          147,149            (116)        831,889
  Prepaid expenses and other
    current assets                                      7,818          46,090           18,267            -             72,175
  Intercompany (payable) receivable                   (16,346)        (18,255)          34,601            -               -
                                                -------------    ------------    -------------    ------------    ------------
      Total current assets                            110,368         875,638          401,463            (116)      1,387,353


                                                   Parent         Subsidiary      Subsidiary
                                                   Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                -------------    ------------    -------------    ------------    ------------
(in thousands)
Property, plant and equipment, net                     32,086         343,330          186,251            -            561,667
Investment in subsidiaries                          2,395,342         551,932             -         (2,947,274)           -
Other assets                                           84,063         852,823          241,585            -          1,178,471
                                                -------------    ------------    -------------    ------------    ------------
  Total assets                                  $   2,621,859    $  2,623,723    $     829,299    $ (2,947,390)   $  3,127,491
                                                =============    ============    =============    ============    ============

Current liabilities:
  Notes payable                                 $     155,000    $       -       $       4,493    $       -       $    159,493
  Current maturities of long-term debt                 71,520           1,971            6,548            -             80,039
  Accounts payable and other liabilities              166,802         114,047          227,183            -            508,032
  Accrued excise taxes                                  7,338          20,867           21,772            -             49,977
                                                -------------    ------------    -------------    ------------    ------------
      Total current liabilities                       400,660         136,885          259,996            -            797,541
Long-term debt, less current maturities             1,246,264          12,720              104            -          1,259,088
Deferred income taxes                                  33,232          70,260           28,461            -            131,953
Other liabilities                                         503          10,495           22,630            -             33,628
Stockholders' equity:
  Class A and class B common stock                        464           6,434           64,867         (71,301)            464
  Additional paid-in capital                          407,783       1,220,092          436,466      (1,656,558)        407,783
  Retained earnings                                   565,333       1,168,817           50,599      (1,219,531)        565,218
  Accumulated other comprehensive
    income (loss)                                       1,722          (1,980)         (33,824)           -            (34,082)
  Treasury stock and other                            (34,102)           -                -               -            (34,102)
                                                -------------    ------------    -------------    ------------    ------------
      Total stockholders' equity                      941,200       2,393,363          518,108      (2,947,390)        905,281
                                                -------------    ------------    -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                        $   2,621,859    $  2,623,723    $     829,299    $ (2,947,390)   $  3,127,491
                                                =============    ============    =============    ============    ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2001
--------------------
Current assets:
  Cash and cash investments                     $     142,104    $      3,239    $         329    $       -       $    145,672
  Accounts receivable, net                             80,299         116,784          117,179            -            314,262
  Inventories, net                                     31,845         515,274          122,965             (66)        670,018
  Prepaid expenses and other
    current assets                                      6,551          33,565           20,921            -             61,037
  Intercompany (payable) receivable                   (61,783)         54,169            7,614            -               -
                                                -------------    ------------    -------------    ------------    ------------
      Total current assets                            199,016         723,031          269,008             (66)      1,190,989
Property, plant and equipment, net                     30,554         320,143          197,917            -            548,614
Investment in subsidiaries                          1,835,088         525,442             -         (2,360,530)           -
Other assets                                           87,764         434,782          250,020            -            772,566
                                                -------------    ------------    -------------    ------------    ------------
  Total assets                                  $   2,152,422    $  2,003,398    $     716,945    $ (2,360,596)   $  2,512,169
                                                =============    ============    =============    ============    ============

Current liabilities:
  Notes payable                                 $        -       $       -       $       4,184    $       -       $      4,184
  Current maturities of long-term debt                 49,218              70            4,888            -             54,176
  Accounts payable and other liabilities              111,388          58,448          143,010            -            312,846
  Accrued excise taxes                                  9,411          35,474           11,069            -             55,954
                                                -------------    ------------    -------------    ------------    ------------
      Total current liabilities                       170,017          93,992          163,151            -            427,160
Long-term debt, less current maturities             1,305,302             758            1,377            -          1,307,437
Deferred income taxes                                  33,232          71,619           27,123            -            131,974
Other liabilities                                         437           2,953           25,940            -             29,330
Stockholders' equity:
  Class A and class B common stock                        448           6,434           64,867         (71,301)            448
  Additional paid-in capital                          267,655         742,343          436,466      (1,178,809)        267,655
  Retained earnings                                   455,864       1,086,311           24,109      (1,110,486)        455,798
  Accumulated other comprehensive
    income (loss)                                       1,096          (1,012)         (26,088)           -            (26,004)
  Treasury stock and other                            (81,629)           -                -               -            (81,629)
                                                -------------    ------------    -------------    ------------    ------------


                                                   Parent         Subsidiary      Subsidiary
                                                   Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                -------------    ------------    -------------    ------------    ------------
(in thousands)
      Total stockholders' equity                      643,434       1,834,076          499,354      (2,360,596)        616,268
                                                -------------    ------------    -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                        $   2,152,422    $  2,003,398    $     716,945    $ (2,360,596)   $  2,512,169
                                                =============    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Nine Months Ended November 30, 2001
-------------------------------------------
Gross sales                                     $     685,760    $  1,551,188    $     842,024    $   (304,949)   $  2,774,023
  Less - excise taxes                                (110,805)       (316,167)        (200,092)           -           (627,064)
                                                -------------    ------------    -------------    ------------    ------------
    Net sales                                         574,955       1,235,021          641,932        (304,949)      2,146,959
Cost of product sold                                 (388,457)       (903,344)        (462,024)        304,900      (1,448,925)
                                                -------------    ------------    -------------    ------------    ------------
    Gross profit                                      186,498         331,677          179,908             (49)        698,034
Selling, general and administrative
  expenses                                           (125,201)       (168,748)        (136,338)           -           (430,287)
                                                -------------    ------------    -------------    ------------    ------------
    Operating income                                   61,297         162,929           43,570             (49)        267,747
Equity in earnings of
  subsidiary/joint venture                             82,506          27,518             -           (108,996)          1,028
Interest expense, net                                  (7,011)        (76,397)          (3,000)           -            (86,408)
                                                -------------    ------------    -------------    ------------    ------------
    Income (loss) before income taxes                 136,792         114,050           40,570        (109,045)        182,367
Provision for income taxes                            (27,323)        (31,544)         (14,080)           -            (72,947)
                                                -------------    ------------    -------------    ------------    ------------
Net income                                      $     109,469    $     82,506    $      26,490    $   (109,045)   $    109,420
                                                =============    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Nine Months Ended November 30, 2000
-------------------------------------------
Gross sales                                     $     534,914    $  1,319,066    $     743,314    $   (160,657)   $  2,436,637
  Less - excise taxes                                 (97,989)       (309,882)        (176,119)           -           (583,990)
                                                -------------    ------------    -------------    ------------    ------------
    Net sales                                         436,925       1,009,184          567,195        (160,657)      1,852,647
Cost of product sold                                 (334,134)       (688,636)        (397,797)        160,485      (1,260,082)
                                                -------------    ------------    -------------    ------------    ------------
    Gross profit                                      102,791         320,548          169,398            (172)        592,565
Selling, general and administrative
  expenses                                           (110,958)       (125,691)        (142,510)           -           (379,159)
                                                -------------    ------------    -------------    ------------    ------------
    Operating (loss) income                            (8,167)        194,857           26,888            (172)        213,406
Equity in earnings of subsidiary                       96,402           7,255             -           (103,657)           -
Interest expense, net                                 (20,608)        (57,674)          (3,515)           -            (81,797)
                                                -------------    ------------    -------------    ------------    ------------
    Income before income taxes                         67,627         144,438           23,373        (103,829)        131,609
Benefit from (provision for)
  income taxes                                         11,510         (48,036)         (16,118)           -            (52,644)
                                                -------------    ------------    -------------    ------------    ------------
Net income                                      $      79,137    $     96,402    $       7,255    $   (103,829)   $     78,965
                                                =============    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended November 30, 2001
--------------------------------------------
Gross sales                                     $     260,364    $    527,559    $     311,001    $   (111,148)   $    987,776
  Less - excise taxes                                 (42,858)       (105,228)         (75,616)           -           (223,702)
                                                -------------    ------------    -------------    ------------    ------------
    Net sales                                         217,506         422,331          235,385        (111,148)        764,074
Cost of product sold                                 (186,544)       (265,344)        (164,896)        111,118        (505,666)
                                                -------------    ------------    -------------    ------------    ------------
    Gross profit                                       30,962         156,987           70,489             (30)        258,408
Selling, general and administrative
  expenses                                            (42,773)        (79,333)         (27,479)           -           (149,585)
                                                -------------    ------------    -------------    ------------    ------------
    Operating (loss) income                           (11,811)         77,654           43,010             (30)        108,823
Equity in earnings of
  subsidiary/joint venture                             61,822          36,370             -            (97,027)          1,165
Interest expense, net                                     911         (27,224)            (936)           -            (27,249)
                                                -------------    ------------    -------------    ------------    ------------
    Income before income taxes                         50,922          86,800           42,074         (97,057)         82,739
Provision for income taxes                             (1,249)        (24,978)          (6,869)           -            (33,096)
                                                -------------    ------------    -------------    ------------    ------------
Net income                                      $      49,673    $     61,822    $      35,205    $    (97,057)   $     49,643
                                                =============    ============    =============    =============   ============

                                                   Parent         Subsidiary      Subsidiary
                                                   Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                -------------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended November 30, 2000
--------------------------------------------
Gross sales                                     $     191,108    $    386,750    $     260,720    $     (5,131)   $    833,447
  Less - excise taxes                                 (35,151)       (103,951)         (64,768)           -           (203,870)
                                                -------------    ------------    -------------    ------------    ------------
    Net sales                                         155,957         282,799          195,952          (5,131)        629,577
Cost of product sold                                 (124,502)       (166,404)        (135,673)          5,055        (421,524)
                                                -------------    ------------    -------------    ------------    ------------
    Gross profit                                       31,455         116,395           60,279             (76)        208,053
Selling, general and administrative
  expenses                                            (35,300)        (48,623)         (38,892)           -           (122,815)
                                                -------------    ------------    -------------    ------------    ------------
    Operating (loss) income                            (3,845)         67,772           21,387             (76)         85,238
Equity in earnings of subsidiary                       41,803          13,558             -            (55,361)           -
Interest expense, net                                  (7,445)        (18,333)          (1,205)           -            (26,983)
                                                -------------    ------------    -------------    ------------    ------------
    Income before income taxes                         30,513          62,997           20,182         (55,437)         58,255
Benefit from (provision for)
  income taxes                                          4,516         (21,194)          (6,624)           -            (23,302)
                                                -------------    ------------    -------------    ------------    ------------
Net income                                      $      35,029    $     41,803    $      13,558    $    (55,437)   $     34,953
                                                =============    ============    =============    ============    ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Nine Months Ended November 30, 2001
-------------------------------------------
Net cash provided by
  operating activities                          $      38,287    $     76,280    $       8,785    $        322    $    123,674

Cash flows from investing activities:
  Purchases of businesses, net of
    cash acquired                                    (478,115)          5,778             -               -           (472,337)
  Investment in joint venture                            -            (77,282)            -               -            (77,282)
  Purchases of property, plant and
    equipment                                          (6,038)        (31,110)         (10,010)           -            (47,158)
  Proceeds from sale of assets                           -             35,150              349            -             35,499
                                                -------------    ------------    -------------    ------------    ------------
Net cash used in investing activities                (484,153)        (67,464)          (9,661)           -           (561,278)
                                                -------------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from notes payable                     155,000            -               1,226            -            156,226
  Proceeds from equity offerings, net
    of fees                                           151,486            -                -               -            151,486
  Exercise of employee stock options                   35,249            -                -               -             35,249
  Proceeds from issuance of
    long-term debt, net of discount                      -               -               2,910            -              2,910
  Proceeds from employee stock
    purchases                                             842            -                -               -                842
  Principal payments of long-term debt                (33,038)         (8,348)          (1,694)           -            (43,080)
  Payment of issuance costs of
    long-term debt                                     (1,339)           -                -               -             (1,339)
                                                -------------    ------------    -------------    ------------    ------------
Net cash provided by (used in)
  financing activities                                308,200          (8,348)           2,442            -            302,294
                                                -------------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                            (3,234)          4,073           (1,425)           (322)           (908)
                                                -------------    ------------    -------------    ------------    ------------

Net (decrease) increase in cash
  and cash investments                               (140,900)          4,541              141            -           (136,218)
Cash and cash investments, beginning
  of period                                           142,104           3,239              329            -            145,672
                                                -------------    ------------    -------------    ------------    ------------
Cash and cash investments, end of period        $       1,204    $      7,780    $         470    $       -       $      9,454
                                                =============    ============    =============    ============    ============

                                                   Parent         Subsidiary      Subsidiary
                                                   Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                -------------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Nine  Months  Ended November 30, 2000
---------------------------------------------
Net cash provided by (used in)
  operating activities                          $      35,573    $      1,684    $     (21,166)   $       -       $     16,091

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                          (3,750)        (31,381)         (12,675)           -            (47,806)
  Proceeds from sale of assets                            120             484              775            -              1,379
                                                -------------    ------------    -------------    ------------    ------------
Net cash used in investing activities                  (3,630)        (30,897)         (11,900)           -            (46,427)
                                                -------------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from notes payable                      94,200            -               2,722            -             96,922
  Exercise of employee stock options                    5,530            -                -               -              5,530
  Proceeds from issuance of long-term
    debt, net of discount                             119,400            -                -               -            119,400
  Proceeds from employee stock
    purchases                                             761            -                -               -                761
  Principal payments of long-term debt               (220,564)            (48)            (945)           -           (221,557)
  Payment of issuance costs of
    long-term debt                                     (1,668)           -                -               -             (1,668)
                                                -------------    ------------    -------------    ------------    ------------
Net cash (used in) provided by
  financing activities                                 (2,341)            (48)           1,777            -               (612)
                                                -------------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                           (29,292)         30,466           (2,663)           -             (1,489)
                                                -------------    ------------    -------------    ------------    ------------

Net increase (decrease) in cash
  and cash investments                                    310           1,205          (33,952)           -            (32,437)
Cash and cash investments, beginning
  of period                                              -                231           34,077            -             34,308
                                                -------------    ------------    -------------    ------------    ------------
Cash and cash investments, end of period        $         310    $      1,436    $         125    $       -       $      1,871
                                                =============    ============    =============    ============    ============


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

     Segment information is as follows:

                                           For the Nine Months                 For the Three Months
                                            Ended November 30,                  Ended November 30,
                                    --------------------------------      -------------------------------
                                        2001                2000              2001               2000
                                    ------------        ------------      ------------       ------------
(in thousands)
Canandaigua Wine:
-----------------
Net sales:
  Branded:
    External customers              $    583,700        $    450,927      $    220,670       $    160,221
    Intersegment                           7,532               5,023             2,888              1,891
                                    ------------        ------------      ------------       ------------
    Total Branded                        591,232             455,950           223,558            162,112
                                    ------------        ------------      ------------       ------------
  Other:
    External customers                    46,240              49,317            18,857             19,215
    Intersegment                          10,413              11,450             2,557              3,095
                                    ------------        ------------      ------------       ------------
    Total Other                           56,653              60,767            21,414             22,310
                                    ------------        ------------      ------------       ------------
Net sales                           $    647,885        $    516,717      $    244,972       $    184,422
Operating income                    $     75,706        $     34,481      $     36,377       $     16,281
Long-lived assets                   $    187,211        $    190,742      $    187,211       $    190,742
Total assets                        $  1,099,704        $    685,674      $  1,099,704       $    685,674
Capital expenditures                $     11,841        $     11,997      $      5,764       $      4,240
Depreciation and amortization       $     23,546        $     17,822      $      7,387       $      5,941

Barton:
-------
Net sales:
  Beer                              $    593,435        $    538,585      $    181,264       $    163,292
  Spirits                                223,657             224,203            79,826             79,096
                                    ------------        ------------      ------------       ------------
Net sales                           $    817,092        $    762,788      $    261,090       $    242,388
Operating income                    $    143,234        $    135,818      $     47,822       $     46,370
Long-lived assets                   $     79,633        $     76,885      $     79,633       $     76,885
Total assets                        $    713,416        $    717,071      $    713,416       $    717,071
Capital expenditures                $      9,253        $      4,646      $      2,517       $      1,660
Depreciation and amortization       $     13,487        $     11,982      $      4,337       $      4,078

Matthew Clark:
--------------
Net sales:
  Branded:
    External customers              $    232,868        $    224,734      $     88,205       $     79,248
    Intersegment                             481                 604              -                   107
                                    ------------        ------------      ------------       ------------
    Total Branded                        233,349             225,338            88,205             79,355
  Wholesale                              366,317             293,958           131,842            100,725
                                    ------------        ------------      ------------       ------------
Net sales                           $    599,666        $    519,296      $    220,047       $    180,080
Operating income                    $     40,157        $     41,027      $     17,872       $     18,431
Long-lived assets                   $    137,562        $    139,655      $    137,562       $    139,655
Total assets                        $    668,932        $    644,396      $    668,932       $    644,396
Capital expenditures                $      6,473        $      9,639      $      2,434       $      3,538
Depreciation and amortization       $     14,390        $     15,400      $      4,971       $      5,363

Franciscan:
-----------
Net sales:
  External customers                $    100,742        $     70,923      $     43,410       $     27,779
  Intersegment                               516                 177               262                 39
                                    ------------        ------------      ------------       ------------
Net sales                           $    101,258        $     71,100      $     43,672       $     27,818
Operating income                    $     28,315        $     18,659      $     13,169       $      9,001
Long-lived assets                   $    150,055        $    125,280      $    150,055       $    125,280
Total assets                        $    615,248        $    394,197      $    615,248       $    394,197
Capital expenditures                $     16,169        $     21,407      $      4,871       $     13,074
Depreciation and amortization       $      9,125        $      7,328      $      2,889       $      2,798


                                           For the Nine Months                 For the Three Months
                                            Ended November 30,                  Ended November 30,
                                    --------------------------------      -------------------------------
                                        2001                2000              2001               2000
                                    ------------        ------------      ------------       ------------
(in thousands)
Corporate Operations and Other:
-------------------------------
Net sales                           $       -           $       -         $       -          $       -
Operating loss                      $    (19,665)       $    (16,579)     $     (6,417)      $     (4,845)
Long-lived assets                   $      7,206        $      3,738      $      7,206       $      3,738
Total assets                        $     30,191        $     24,452      $     30,191       $     24,452
Capital expenditures                $      3,422        $        117      $      2,777       $         45
Depreciation and amortization       $      3,443        $      2,579      $      1,146       $        866

Intersegment eliminations:
--------------------------
Net sales                           $    (18,942)       $    (17,254)     $     (5,707)      $     (5,131)

Consolidated:
-------------
Net sales                           $  2,146,959        $  1,852,647      $    764,074       $    629,577
Operating income                    $    267,747        $    213,406      $    108,823       $     85,238
Long-lived assets                   $    561,667        $    536,300      $    561,667       $    536,300
Total assets                        $  3,127,491        $  2,465,790      $  3,127,491       $  2,465,790
Capital expenditures                $     47,158        $     47,806      $     18,363       $     22,557
Depreciation and amortization       $     63,991        $     55,111      $     20,730       $     19,046



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

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to apply the provisions of SFAS No. 142 for all goodwill and intangible assets acquired prior to July 1, 2001, for fiscal years beginning March 1, 2002. For goodwill and intangible assets acquired after June 30, 2001, these assets are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company's preliminary assessment of the financial impact of SFAS No. 142 on its financial statements is that approximately $24 million of amortization of existing goodwill and other intangible assets for the fiscal year ending February 28, 2002, will not be incurred in subsequent fiscal years.

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

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 2001 ("Third Quarter 2002"), compared to the three months ended November 30, 2000 ("Third Quarter 2001"), and for the nine months ended November 30, 2001 ("Nine Months 2002"), compared to the nine months ended November 30, 2000 ("Nine Months 2001"), and (ii) financial liquidity and capital resources for Nine Months 2002. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 ("Fiscal 2001").

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

     On October 16, 2001, the Company announced that PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County.

     The investment in PWP is accounted for using the equity method; accordingly, the results of operations of PWP since July 31, 2001, have been included in the equity in earnings of joint venture line in the Consolidated Statements of Income of the Company.

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Third Quarter 2002 and Third Quarter 2001.

                               Third Quarter 2002 Compared to Third Quarter 2001
                               -------------------------------------------------
                                                  Net Sales
                               -------------------------------------------------
                                                                   %Increase/
                                      2002            2001         (Decrease)
                                  ------------    ------------     ----------
Canandaigua Wine:
  Branded:
    External customers            $    220,670    $    160,221        37.7 %
    Intersegment                         2,888           1,891        52.7 %
                                  ------------    ------------
    Total Branded                      223,558         162,112        37.9 %
                                  ------------    ------------
  Other:
    External customers                  18,857          19,215        (1.9)%
    Intersegment                         2,557           3,095       (17.4)%
                                  ------------    ------------
    Total Other                         21,414          22,310        (4.0)%
                                  ------------    ------------
Canandaigua Wine net sales        $    244,972    $    184,422        32.8 %
                                  ------------    ------------
Barton:
  Beer                            $    181,264    $    163,292        11.0 %
  Spirits                               79,826          79,096         0.9 %
                                  ------------    ------------
Barton net sales                  $    261,090    $    242,388         7.7 %
                                  ------------    ------------
Matthew Clark:
  Branded:
    External customers            $     88,205    $     79,248        11.3 %
    Intersegment                          -                107      (100.0)%
                                  ------------    ------------
    Total Branded                       88,205          79,355        11.2 %
  Wholesale                            131,842         100,725        30.9 %
                                  ------------    ------------
Matthew Clark net sales           $    220,047    $    180,080        22.2 %
                                  ------------    ------------
Franciscan:
  External customers              $     43,410    $     27,779        56.3 %
  Intersegment                             262              39       571.8 %
                                  ------------    ------------
Franciscan net sales              $     43,672    $     27,818        57.0 %
                                  ------------    ------------
Corporate Operations and Other    $       -       $       -            N/A
                                  ------------    ------------
Intersegment eliminations         $     (5,707)   $     (5,131)       11.2 %
                                  ------------    ------------
Consolidated Net Sales            $    764,074    $    629,577        21.4 %
                                  ============    ============


     Net sales for Third Quarter 2002 increased to $764.1 million from $629.6 million for Third Quarter 2001, an increase of $134.5 million, or 21.4%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Third Quarter 2002 increased to $245.0 million from $184.4 million for Third Quarter 2001, an increase of $60.6 million, or 32.8%. This increase resulted primarily from $54.0 million of sales of the newly acquired brands from the Turner Road Vintners Assets and Corus Assets acquisitions ("the March Acquisitions"), both completed in March 2001.

     Barton
     ------

     Net sales for Barton for Third Quarter 2002 increased to $261.1 million from $242.4 million for Third Quarter 2001, an increase of $18.7 million, or 7.7%. This increase resulted primarily from an 11.0% increase in imported beer sales, led by volume growth in the Mexican beer portfolio. Spirits sales increased slightly primarily from an increase in bulk whiskey sales, partially offset by slightly lower branded spirits sales.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Third Quarter 2002 increased to $220.0 million from $180.1 million for Third Quarter 2001, an increase of $40.0 million, or 22.2%. There was no significant foreign currency impact on net sales for Third Quarter 2002. This increase resulted primarily from a 30.9% increase in wholesale sales driven by sales to national accounts. Additionally, branded sales increased 11.2% with an increase in wine sales, particularly Stowells of Chelsea and the California wine portfolio, being partially offset by a slight decrease in cider sales.

     Franciscan
     ----------

     Net sales for Franciscan for Third Quarter 2002 increased to $43.7 million from $27.8 million for Third Quarter 2001, an increase of $15.9 million, or 57.0%. This increase resulted primarily from $15.5 million of sales of the newly acquired brands from the Ravenswood acquisition, completed in July 2001.

     GROSS PROFIT

     The Company's gross profit increased to $258.4 million for Third Quarter 2002 from $208.1 million for Third Quarter 2001, an increase of $50.4 million, or 24.2%. The dollar increase in gross profit resulted primarily from sales of the newly acquired brands from the March Acquisitions and the Ravenswood acquisition, volume growth in the Barton Mexican beer portfolio, and volume growth in the Matthew Clark branded wine business and wholesale business. As a percent of net sales, gross profit improved to 33.8% for Third Quarter 2002 versus 33.0% for Third Quarter 2001. The increase in gross profit margin resulted primarily from sales of higher-margin wine brands acquired in the March Acquisitions and the Ravenswood acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $149.6 million for Third Quarter 2002 from $122.8 million for Third Quarter 2001, an increase of $26.8 million, or 21.8%. The dollar increase in selling, general and administrative expenses resulted primarily from advertising and promotion costs associated with the brands acquired in the March Acquisitions and the Ravenswood acquisition, higher promotional costs associated with the Matthew Clark cider business, as well as increases related to volume growth in the Matthew Clark branded wine business and the Barton Mexican beer portfolio. Selling, general and administrative expenses as a percent of net sales were virtually unchanged at 19.6% for Third Quarter 2002 as compared to 19.5% for Third Quarter 2001.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Third Quarter 2002 and Third Quarter 2001.

                               Third Quarter 2002 Compared to Third Quarter 2001
                               -------------------------------------------------
                                           Operating Income/(Loss)
                               -------------------------------------------------
                                                                %Increase/
                                       2002          2001       (Decrease)
                                    ----------    ----------    ----------
Canandaigua Wine                    $   36,377    $   16,281      123.4 %
Barton                                  47,822        46,370        3.1 %
Matthew Clark                           17,872        18,431       (3.0)%
Franciscan                              13,169         9,001       46.3 %
Corporate Operations and Other          (6,417)       (4,845)      32.4 %
                                    ----------    ----------
Consolidated Operating Income       $  108,823    $   85,238       27.7 %
                                    ==========    ==========

     As a result of the above factors, consolidated operating income increased to $108.8 million for Third Quarter 2002 from $85.2 million for Third Quarter 2001, an increase of $23.6 million, or 27.7%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $27.2 million for Third Quarter 2002 from $27.0 million for Third Quarter 2001, an increase of $0.3 million, or 1.0%. The increase resulted primarily from an increase in average borrowings primarily due to the financing of the March Acquisitions and the Ravenswood acquisition, which was virtually offset by a decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $49.6 million for Third Quarter 2002 from $35.0 million for Third Quarter 2001, an increase of $14.7 million, or 42.0%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Third Quarter 2002 were $130.7 million, an increase of $26.4 million over EBITDA of $104.3 million for Third Quarter 2001. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

NINE MONTHS 2002 COMPARED TO NINE MONTHS 2001

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Nine Months 2002 and Nine Months 2001.

                                   Nine Months 2002 Compared to Nine Months 2001
                                   ---------------------------------------------
                                                    Net Sales
                                   ---------------------------------------------
                                                                      %Increase/
                                       2002             2001          (Decrease)
                                   ------------     ------------      ----------
Canandaigua Wine:
  Branded:
    External customers             $    583,700     $    450,927         29.4 %
    Intersegment                          7,532            5,023         50.0 %
                                   ------------     ------------
    Total Branded                       591,232          455,950         29.7 %
                                   ------------     ------------
  Other:
    External customers                   46,240           49,317         (6.2)%
    Intersegment                         10,413           11,450         (9.1)%
                                   ------------     ------------
    Total Other                          56,653           60,767         (6.8)%
                                   ------------     ------------
Canandaigua Wine net sales         $    647,885     $    516,717         25.4 %
                                   ------------     ------------
Barton:
  Beer                             $    593,435     $    538,585         10.2 %
  Spirits                               223,657          224,203         (0.2)%
                                   ------------     ------------
Barton net sales                   $    817,092     $    762,788          7.1 %
                                   ------------     ------------
Matthew Clark:
  Branded:
    External customers             $    232,868     $    224,734          3.6 %
    Intersegment                            481              604        (20.4)%
                                   ------------     ------------
    Total Branded                       233,349          225,338          3.6 %
  Wholesale                             366,317          293,958         24.6 %
                                   ------------     ------------
Matthew Clark net sales            $    599,666     $    519,296         15.5 %
                                   ------------     ------------
Franciscan:
  External customers               $    100,742     $     70,923         42.0 %
  Intersegment                              516              177        191.5 %
                                   ------------     ------------
Franciscan net sales               $    101,258     $     71,100         42.4 %
                                   ------------     ------------
Corporate Operations and Other     $       -        $       -             N/A
                                   ------------     ------------
Intersegment eliminations          $    (18,942)    $    (17,254)         9.8 %
                                   ------------     ------------
Consolidated Net Sales             $  2,146,959     $  1,852,647         15.9 %
                                   ============     ============


     Net sales for Nine Months 2002 increased to $2,147.0 million from $1,852.6 million for Nine Months 2001, an increase of $294.3 million, or 15.9%.

     Canandaigua Wine
     ----------------

     Net sales for Canandaigua Wine for Nine Months 2002 increased to $647.9 million from $516.7 million for Nine Months 2001, an increase of $131.2 million, or 25.4%. This increase resulted primarily from $137.6 million of sales of the newly acquired brands from the March Acquisitions. This increase was partially offset by declines in Canandaigua Wine's grape juice concentrate business and other wine brands.

     Barton
     ------

     Net sales for Barton for Nine Months 2002 increased to $817.1 million from $762.8 million for Nine Months 2001, an increase of $54.3 million, or 7.1%. This increase resulted primarily from a 10.2% increase in imported beer sales, led by volume growth in the Mexican beer portfolio. This increase was partially offset by a slight decrease in spirits sales as a result of lower net selling prices from the implementation of a net pricing strategy in the third quarter of Fiscal 2001, which also resulted in lower promotion costs.

     Matthew Clark
     -------------

     Net sales for Matthew Clark for Nine Months 2002 increased to $599.7 million from $519.3 million for Nine Months 2001, an increase of $80.4 million, or 15.5%. Excluding an adverse foreign currency impact of $24.8 million, net sales increased $105.2 million, or 20.3%. This local currency basis increase resulted primarily from a 29.9% increase in wholesale sales, with the majority of this growth coming from organic sales. Additionally, branded sales increased 7.8% with an increase in wine sales being partially offset by a decrease in cider sales.

     Franciscan
     ----------

     Net sales for Franciscan for Nine Months 2002 increased to $101.3 million from $71.1 million for Nine Months 2001, an increase of $30.2 million, or 42.4%. This increase resulted primarily from $20.9 million of sales of the newly acquired brands from the Ravenswood acquisition and organic sales growth primarily due to volume increases in the Estancia, Veramonte, and Franciscan brands.

     GROSS PROFIT

     The Company's gross profit increased to $698.0 million for Nine Months 2002 from $592.6 million for Nine Months 2001, an increase of $105.5 million, or 17.8%. The dollar increase in gross profit resulted primarily from sales of the newly acquired brands from the March Acquisitions and the Ravenswood acquisition, volume growth in the Barton Mexican beer portfolio, volume growth in the Matthew Clark wholesale business and branded wine business, and volume growth in the Franciscan fine wine portfolio. These increases were partially offset by a decrease in Barton's spirits sales, an adverse foreign currency impact, a decrease in Canandaigua Wine's organic wine sales and a volume decrease in Matthew Clark's cider sales. As a percent of net sales, gross profit improved slightly to 32.5% for Nine Months 2002 versus 32.0% for Nine Months
2001. The increase in gross profit margin resulted primarily from sales of higher-margin wine brands acquired in the March Acquisitions and the Ravenswood acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $430.3 million for Nine Months 2002 from $379.2 million for Nine Months 2001, an increase of $51.1 million, or 13.5%. The dollar increase in selling, general and administrative expenses resulted primarily from advertising and promotion costs associated with the brands acquired in the March Acquisitions and the Ravenswood acquisition. Selling, general and administrative expenses as a percent of net sales decreased to 20.0% for Nine Months 2002 as compared to 20.5% for Nine Months 2001 as a decrease in Barton spirits advertising and promotion costs was greater than the decrease in Barton spirits net sales and the percent increase in Matthew Clark wholesale sales was greater than the percent increase in selling, general and administrative expenses.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Nine Months 2002 and Nine Months 2001.

                                   Nine Months 2002 Compared to Nine Months 2001
                                   ---------------------------------------------
                                            Operating Income/(Loss)
                                   ---------------------------------------------
                                                                      %Increase/
                                       2002             2001          (Decrease)
                                   ------------     ------------      ----------
Canandaigua Wine                   $     75,706     $     34,481        119.6 %
Barton                                  143,234          135,818          5.5 %
Matthew Clark                            40,157           41,027         (2.1)%
Franciscan                               28,315           18,659         51.7 %
Corporate Operations and Other          (19,665)         (16,579)        18.6 %
                                   ------------     ------------
Consolidated Operating Income      $    267,747     $    213,406         25.5 %
                                   ============     ============

     As a result of the above factors, consolidated operating income increased to $267.7 million for Nine Months 2002 from $213.4 million for Nine Months 2001, an increase of $54.3 million, or 25.5%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $86.4 million for Nine Months 2002 from $81.8 million for Nine Months 2001, an increase of $4.6 million, or 5.6%. The increase resulted primarily from an increase in average borrowings primarily due to the financing of the March Acquisitions and the Ravenswood acquisition, partially offset by a slight decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $109.4 million for Nine Months 2002 from $79.0 million for Nine Months 2001, an increase of $30.5 million, or 38.6%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Nine Months 2002 were $332.8 million, an increase of $64.2 million over EBITDA of $268.5 million for Nine Months 2001. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.


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

NINE MONTHS 2002 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Nine Months 2002 was $123.7 million, which resulted from $170.7 million in net income adjusted for noncash items, less $47.0 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and inventories, partially offset by increases in accounts payable, accrued grape purchases, accrued income taxes and accrued advertising and promotion expenses.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Nine Months 2002 was $561.3 million, which resulted from net cash paid of $472.3 million for the March Acquisitions and the Ravenswood acquisition, $77.3 million of equity contributions to PWP and $47.2 million of capital expenditures, partially offset by $35.5 million of proceeds from the sale of assets.

     Net cash provided by financing activities for Nine Months 2002 was $302.3 million, which resulted primarily from proceeds of $156.2 million from net revolving loan borrowings under the senior credit facility, net proceeds of $151.5 million from the equity offerings, and proceeds of $35.2 million from exercise of employee stock options. These amounts were partially offset by principal payments of long-term debt of $43.1 million.

DEBT

     Total debt outstanding as of November 30, 2001, amounted to $1,498.6 million, an increase of $132.8 million from February 28, 2001. The ratio of total debt to total capitalization decreased to 62.3% as of November 30, 2001, from 68.9% as of February 28, 2001.

     SENIOR CREDIT FACILITY

     As of November 30, 2001, under its senior credit facility, the Company had outstanding term loans of $303.8 million bearing a weighted average interest rate of 4.0%, $155.0 million of revolving loans bearing a weighted average interest rate of 3.4%, undrawn revolving letters of credit of $19.1 million, and $125.9 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of November 30, 2001, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of November 30, 2001, the Company had outstanding (pound)1.0 million ($1.4 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, the Company had outstanding (pound)154.0 million ($218.8 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009

(the "Sterling Series C Senior Notes") as of November 30, 2001. The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the "February 2001 Series B Senior Notes") for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes. The February 2001 Series B Senior Notes are currently redeemable, in whole or in part, at the option of the Company. As of November 30, 2001, the Company had outstanding $200.0 million aggregate principal amount of February 2001 Series B Senior Notes.

     SENIOR SUBORDINATED NOTES

     As of November 30, 2001, the Company had outstanding $195.0 million ($193.8 million, net of $1.2 million unamortized discount) aggregate principal amount of 8 3/4% Senior Subordinated Notes due December 2003 (the "Original Notes"). The Original Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of November 30, 2001, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Company may also redeem up to $70.0 million of the Senior Subordinated Notes using the proceeds of certain equity offerings completed before March 1, 2002.

EQUITY OFFERINGS

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

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to apply the provisions of SFAS No. 142 for all goodwill and intangible assets acquired prior to July 1, 2001, for fiscal years beginning March 1, 2002. For goodwill and intangible assets acquired after June 30, 2001, these assets are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company's preliminary assessment of the financial impact of SFAS No. 142 on its financial statements is that approximately $24 million of amortization of existing goodwill and other intangible assets for the fiscal year ending February 28, 2002, will not be incurred in subsequent fiscal years.

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

EURO CONVERSION ISSUES

     Effective January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and the euro. Effective January 1, 2002, the euro became the sole currency of the Participating Countries. The Company does not believe that the effects of the conversion will have a material adverse effect on the Company's business and operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the nine months ended November 30, 2001, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

        (a) See Index to Exhibits located on Page 32 of this Report.

        (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 2001:

            (i) Form 8-K dated September 4, 2001. This Form 8-K reported information under Item 5.

            (ii) Form 8-K dated September 25, 2001. This Form 8-K reported information under Item 7.

            (iii) Form 8-K  dated  October  2,  2001.  This  Form  8-K  reported information under Item 5 and included (i) the Company's Condensed Consolidated Balance Sheets as of August 31, 2001 and February 28, 2001; (ii) the Company's Condensed Consolidated Statements of Income for the three months ended August 31, 2001 and August 31, 2000; and (iii) the Company's Condensed Consolidated Statements of Income for the six months ended August 31, 2001 and August 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CONSTELLATION BRANDS, INC.

Dated:  January 14, 2002              By: /s/ Thomas F. Howe
                                          --------------------------------------
                                          Thomas F. Howe, Senior Vice President,
                                          Controller

Dated:  January 14, 2002              By: /s/ Thomas S. Summer
                                          --------------------------------------
                                          Thomas S. Summer, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

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

2.5 First Amendment to Purchase Agreement and Pro Forma Closing Balance Sheet, dated as of March 5, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (including a list briefly identifying the contents of all omitted schedules thereto) (filed herewith). The Company will furnish supplementally to the Commission, upon request, a copy of any omitted schedule.

2.6 Second Amendment to Purchase Agreement dated as of March 5, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (filed herewith).

2.7 Agreement and Plan of Merger by and among the Company, VVV Acquisition Corp. and Ravenswood Winery, Inc. dated as of April 10, 2001 (filed as
       Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

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

(4)    INSTRUMENTS   DEFINING   THE  RIGHTS  OF  SECURITY   HOLDERS,   INCLUDING
       INDENTURES.

4.1 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

(10)   MATERIAL CONTRACTS.

10.1 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and The Chase Manhattan Bank, as administrative agent for certain banks (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

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

       None.