Form 10-K
period 2002-02-28
CONSTELLATION BRANDS INC
filed 2002-05-21
CIK 16918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2002
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    -----------------

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

        Registrant's telephone number, including area code (585) 218-2169
                                                           --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing
requirements  for  the  past  90  days.  Yes  X     No
                                             ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of Constellation Brands, Inc., as of May 15, 2002, was $2,127,752,903.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of May 15, 2002, is set forth below:

                  Class                             Number of Shares Outstanding
                  -----                             ----------------------------
Class A Common Stock, par value $.01 per share               76,910,506
Class B Common Stock, par value $.01 per share               12,100,290

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders to be held July 23, 2002 is incorporated by reference in
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS
-------   --------

INTRODUCTION

     Unless the context otherwise requires, the term "Company" refers to Constellation Brands, Inc. and its subsidiaries, and all references to "net sales" refer to gross revenue less excise taxes and returns and allowances to conform with the Company's method of classification. All references to "Fiscal 2002", "Fiscal 2001" and "Fiscal 2000" shall refer to the Company's fiscal year ended the last day of February of the indicated year.

     During Fiscal 2001, the Company changed its name from Canandaigua Brands, Inc. to Constellation Brands, Inc. The new name better reflects the Company's dynamic growth, promising potential and diversified portfolio as well as provides a clear distinction between the corporate parent and its operating divisions.

     Market share and industry data disclosed in this Annual Report on Form 10-K have been obtained from the following industry and government publications: The Gomberg-Fredrikson Report; Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Media Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market: Impact Databank Review and Forecast; NACM; AC Nielsen; The Zenith Guide; Beer Marketer's Insights; and The Drink Pocketbook 2001. The Company has not independently verified these data. Unless otherwise noted, all references to market share data are based on unit volume and unless otherwise noted, the most recent complete industry data available are for 2000.

     The Company is a leader in the production and marketing of beverage alcohol brands in North America and the United Kingdom. As the second largest supplier of wine, the second largest marketer of imported beer and the third largest supplier of distilled spirits, the Company is the largest single-source supplier of these products in the United States. In the United Kingdom, the Company is a leading marketer of wine, the second largest producer and marketer of cider and a leading independent drinks wholesaler. With its broad product portfolio, the Company believes it is distinctly positioned to satisfy an array of consumer preferences across all beverage alcohol categories. Leading brands in the Company's portfolio include: Franciscan Oakville Estate, Simi, Estancia, Ravenswood, Corona Extra, Modelo Especial, St. Pauli Girl, Almaden, Arbor Mist, Talus, Vendange, Alice White, Black Velvet, Fleischmann's, Schenley, Ten High, Stowells of Chelsea, Blackthorn and K.

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

     The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. Since the Company's founding in 1945 as a producer and marketer of wine products, the Company has grown through a combination of internal growth and acquisitions. The Company's internal growth has been driven by leveraging the Company's existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the beverage alcohol industry. The acquisitions of Ravenswood Winery, Inc. ("Ravenswood"), the Corus Assets (as defined below), the Turner Road Vintners Assets (as defined below), Forth Wines Limited ("Forth Wines"), Franciscan Vineyards, Inc. ("Franciscan Estates"), Simi Winery, Inc. ("Simi"),
the Black Velvet Assets (as defined below) and Matthew Clark plc ("Matthew Clark") continued a series of strategic acquisitions made since 1991 by which the Company has broadened its portfolio and increased its market share, net sales and cash flow.

COMMON STOCK SPLIT

     During April 2002, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 13, 2002, to stockholders of record on April 30, 2002. Pursuant to the terms of the stock dividend, each holder of Class A Common Stock received one additional share of Class A stock for each share of Class A stock held, and each holder of Class B Common Stock received one additional share of Class B stock for each share of Class B stock held. All share and per share amounts have been retroactively restated to give effect to the common stock split.

ACQUISITIONS IN FISCAL 2002, FISCAL 2001 AND FISCAL 2000 AND JOINT VENTURE

     Through the acquisitions described below and prior acquisitions, the Company has become more competitive by: diversifying its portfolio; developing strong market positions in the growing beverage alcohol product categories of varietal table wine and imported beer; strengthening its relationships with wholesalers; expanding its distribution and enhancing its production capabilities; and acquiring additional management, operational, marketing, and research and development expertise.

     ACQUISITION OF RAVENSWOOD WINERY

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"), a leading premium wine producer based in Sonoma, California. Ravenswood produces, markets and sells super-premium and ultra-premium California wine primarily under the Ravenswood brand name. The preliminary purchase price of Ravenswood, including assumption of indebtedness, was $151.8 million. The Ravenswood acquisition was consistent with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The acquired operations have been integrated into the Fine Wine segment (as defined below).

     ACQUISITION OF THE CORUS ASSETS

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The preliminary purchase price of the Corus Assets, including assumption of indebtedness, was $52.3 million plus an earn-out over six years based on the performance of the brands. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards.

     ACQUISITION OF THE TURNER ROAD VINTNERS ASSETS

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The preliminary purchase price of the Turner Road Vintners Assets, including assumption of indebtedness, was $289.8 million.

     The acquisition of the Corus Assets, along with the acquisition of the Turner Road Vintners Assets, has strengthened the Company's portfolio in the higher margin and growing premium table wine category. The acquired operations have been integrated into the Popular and Premium Wine segment (as defined below).

     ACQUISITION OF FORTH WINES

     On October 27, 2000, the Company acquired all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The purchase price of the shares was $4.5 million. The addition of Forth Wines further strengthened Matthew Clark's position as one of the United Kingdom's leading drinks wholesalers, and made Matthew Clark the leading provider of wine to the on-premise market in Scotland. The acquired operations have been integrated into the U.K. Brands and Wholesale segment (as defined below).

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

     The Franciscan and Simi Acquisitions established the Company as a leading producer and marketer of super-premium and ultra-premium wine. Together,
Franciscan Estates, Simi and Ravenswood represent one of the largest super-premium and ultra-premium wine companies in the United States. The Company operates Franciscan Estates, Simi and Ravenswood, and their properties, together as a separate business segment (collectively, "Fine Wine").

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

     The addition of the Canadian whisky brands from this transaction strengthened the Company's position in the North American distilled spirits
category,   and   enhanced  the  Company's  portfolio  of  brands
and category participation. The acquired operations have been integrated into the Imported Beer and Spirits segment (as defined below).

     PACIFIC WINE PARTNERS

     On July 31, 2001, the Company and BRL Hardy Limited completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and BRL Hardy Limited, the second largest wine company in Australia. PWP produces, markets and sells a global portfolio of premium wine in the United States, including a range of Australian imports. PWP has exclusive distribution rights in the United States and the Caribbean to seven brands - Banrock Station, Hardys, Leasingham, Barossa Valley Estate and Chateau Reynella from Australia; Nobilo from New Zealand; and La Baume from France. The joint venture also owns Farallon, a premium California coastal wine. In addition, PWP owns a winery and controls 1,400 acres of vineyards, all located in Monterey County, California.

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

     On October 16, 2001, the Company announced that PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County (the "Blackstone Assets"). The preliminary purchase price of the Blackstone Assets was $138.1 million and was financed equally by the Company and Hardy.

     The investment in PWP is accounted for using the equity method; accordingly, the results of operations of PWP since July 31, 2001, have been included in the equity in earnings of joint venture line in the Consolidated Statements of Income of the Company.

BUSINESS SEGMENTS

     The Company operates primarily in the beverage alcohol industry in North America and the United Kingdom. The Company reports its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items).

     Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 19 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     POPULAR AND PREMIUM WINE

     The Popular and Premium Wine segment produces, bottles, imports and markets wine and brandy in the United States. It is the second largest supplier of wine in the United States and exports wine to approximately 60 countries from the United States. This segment sells table wine, dessert wine, sparkling wine and brandy. Its leading brands include Alice White, Almaden, Arbor Mist, Covey Run, Dunnewood, Estate Cellars, Inglenook, Manischewitz, Marcus James, Paul Masson, Talus, Taylor, Vendange, Vina Santa Carolina, Cook's, J. Roget, Richards Wild Irish Rose, and Paul Masson Grande Amber Brandy. Most of its wine is marketed in the $3.00 to $7.00 per 750 ml bottle price range.

     As a related part of its U.S. wine business, the Popular and Premium Wine segment is a leading grape juice concentrate producer in the United States. Grape juice concentrate competes with other domestically produced and imported fruit-based concentrates. Its other wine-related products and services include bulk wine, cooking wine, grape juice and St. Regis, a leading de-alcoholized line of wine in the United States.

     IMPORTED BEER AND SPIRITS

     The Imported Beer and Spirits segment imports and markets a diversified line of beer and produces, bottles, imports and markets a diversified line of distilled spirits. It is the second largest marketer of imported beer in the United States and distributes six of the top 25 imported beer brands in the United States: Corona Extra, Modelo Especial, Corona Light, Pacifico, St. Pauli Girl, and Negra Modelo. Corona Extra is the best selling imported beer in the United States. Its other imported beer brands include Tsingtao from China, Peroni from Italy and Double Diamond and Tetley's English Ale from the United Kingdom.

     The Imported Beer and Spirits segment is the third largest supplier of distilled spirits in the United States and exports distilled spirits to approximately 25 countries from the United States. Its principal distilled spirits brands include Black Velvet, Fleischmann's, Mr. Boston, Canadian LTD, Chi-Chi's prepared cocktails, Ten High, Montezuma, Barton, Monte Alban and Inver House. Substantially all of this segment's distilled spirits unit volume consists of products marketed in the value and mid-premium priced category. The Imported Beer and Spirits segment also sells distilled spirits in bulk and provides contract production and bottling services for third parties.

     U.K. BRANDS AND WHOLESALE

     The U.K. Brands and Wholesale segment is a leading producer and marketer of wine, cider and bottled water. In addition, it is the leading independent on-premise drinks wholesaler throughout the United Kingdom. This segment also exports its branded products to approximately 45 countries from the United Kingdom.

     The U.K. Brands and Wholesale segment's Stowells of Chelsea brand is the best selling branded table wine in the United Kingdom. This segment is the largest supplier of branded wine to the on-premise trade and a leading supplier to the off-premise trade in the United Kingdom. It maintains a leading market share position in fortified British wine through its QC and Stone's brand names and a strong market position in the wine style drinks category through Babycham, Country Manor and Arbor Mist.

     The U.K. Brands and Wholesale segment is the second largest producer and marketer of cider in the United Kingdom. This segment distributes its cider brands in both the on-premise and off-premise markets. Its leading cider brands include Blackthorn, the number two cider brand in the United Kingdom, Gaymer's Olde English, the United Kingdom's second largest cider brand in the take-home market, Diamond White and K. It also produces and markets Strathmore bottled water in the United Kingdom, the fourth largest bottled water brand and a leading sparkling water brand.

     The U.K. Brands and Wholesale segment is the leading independent beverage wholesaler to the on-premise trade in the United Kingdom and has one of the largest customer bases in the United Kingdom, with more than 16,000 on-premise accounts. Its wholesaling business involves the distribution of branded wine, distilled spirits, cider, beer and soft drinks. While these products are primarily produced by third parties, they also include the U.K. Brands and Wholesale segment's branded wine, cider and water products.

     FINE WINE

     The Fine Wine segment is a major player in the super-premium and ultra-premium wine market. The Fine Wine segment includes Estancia, Ravenswood, Franciscan Oakville Estate, Simi, Veramonte, Mt. Veeder and Quintessa wines. The portfolio of fine wines is supported by the segment's winery and vineyard holdings in California and Chile. These brands are marketed by a dedicated sales force, primarily focusing on high-end restaurants and fine wine shops. The Fine Wine segment also exports its products to approximately 25 countries from the United States.

     CORPORATE OPERATIONS AND OTHER

     The Corporate Operations and Other segment includes traditional corporate related items and the results of an immaterial operation.

MARKETING AND DISTRIBUTION

     NORTH AMERICA

     The Company's products are distributed and sold throughout North America through over 1,000 wholesalers, as well as through state and provincial alcoholic beverage control agencies. The Popular and Premium Wine, Imported Beer and Spirits and Fine Wine segments employ full-time, in-house marketing, sales and customer service organizations to develop and service their sales to wholesalers and state agencies.

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

     UNITED KINGDOM

     The Company's U.K.-produced branded products are distributed throughout the United Kingdom by the U.K. Brands and Wholesale segment. The products are packaged at one of three production facilities. Shipments of cider and wine are then made to the U.K. Brands and Wholesale segment's national distribution center for branded products. All branded products are then distributed to either the on-premise or off-premise markets with some of the sales to on-premise customers made through the U.K. Brands and Wholesale segment's wholesale business. This segment's wholesale products are distributed through 11 depots located throughout the United Kingdom. On-premise distribution channels include hotels, restaurants, pubs, wine bars and clubs. The off-premise distribution channels include grocers, convenience retail and cash-and-carry outlets.

     The U.K. Brands and Wholesale segment employs full-time, in-house marketing and sales organizations that separately target or service the off-premise customers and the on-premise market in the United Kingdom for the U.K. Brands and Wholesale segment's branded products and the customers of its wholesale business.

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     Trademarks are an important aspect of the Company's business. The Company sells its products under a number of trademarks, most of which the Company owns. Throughout its segments, the Company also has various licenses and distribution agreements, for the production and/or sale of its products, as well as for the sale of products of third parties. These licenses and distribution agreements have varying terms and durations. Agreements include, among others, a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light and Imperial Spirits brands; and a long-term license agreement with the B. Manischewitz Company, which expires in 2042, for the Manischewitz brand of kosher wine. On September 30, 1998, under the provisions of an existing long-term license agreement, Nabisco Brands Company agreed to transfer to Barton all of its right, title and interest to the corporate name "Fleischmann Distilling Company" and worldwide trademark rights to the "Fleischmann" mark for alcoholic beverages. Pending the completion of the assignment of such interests, the license will remain in effect.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit us from importing other beer from other producers from the same country. The Company's agreement to distribute Corona Extra and other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or of its subsidiaries involved in importing the Mexican beer brands, changes in the position of the Chief Executive Officer of Barton Beers, Ltd., including by death or disability, or the termination of the President of Barton Incorporated, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. The Company's agreement for the importation of St. Pauli Girl expires in December 2007. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that the Company's beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

COMPETITION

      The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution. The Company's beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores, a presence in restaurants and marketing focus by the Company's wholesalers. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which may have greater resources than the Company. In the United States, the Popular and Premium Wine segment's principal competitors include E & J Gallo Winery and The Wine Group. The Imported Beer and Spirits segment's principal competitors include Heineken USA, Molson Breweries USA, Labatt's USA, Guinness Bass Import Company, Brown-Forman Beverages, Jim Beam Brands and Heaven Hill Distilleries, Inc. The Fine Wine segment's principal competitors include Beringer Blass,

Robert Mondavi Corp., and Kendall-Jackson. In the United Kingdom, the U.K. Brands and Wholesale segment's principal competitors include H.P. Bulmer, Halewood Vintners, Waverley Vintners and Volvic. In connection with its wholesale business, the U.K. Brands and Wholesale segment distributes the branded wine of third parties that compete directly against its own wine brands.

PRODUCTION

     In the United States, the Company's wine is produced from several varieties of wine grapes grown principally in California. The grapes are crushed at the Company's wineries and stored as wine, grape juice or concentrate. Such grape products may be made into wine for sale under the Company's brand names, sold to other companies for resale under their own labels, or shipped to customers in the form of juice, juice concentrate, unfinished wine, high-proof grape spirits or brandy. Most of the Company's wine is bottled and sold within 18 months after the grape crush. The Company's inventories of wine, grape juice and concentrate are usually at their highest levels in November and December immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush.

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

     The Company operates three facilities in the United Kingdom that produce, bottle and package cider, wine and water. To produce Stowells of Chelsea, wine is imported in bulk from various countries such as Australia, Chile, Germany, France, Spain, South Africa and the United States, which is then packaged at the Company's facility at Bristol and distributed under the Stowells of Chelsea brand name. The Bristol facility also produces fortified British wine and wine style drinks. All cider production takes place at the Company's facility at Shepton Mallet, where apples of many different varieties are purchased from U.K. growers and crushed. This juice, along with European-sourced concentrate, is then fermented into cider, blended and then packaged. The Strathmore brand of bottled water (which is available in still, sparkling, and flavored varieties) is sourced and bottled in Forfar, Scotland.

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

     The Company purchases grapes from approximately 800 independent growers, principally in the San Joaquin Valley and Central and North Coast regions of California. The Company enters into written purchase agreements with a majority of these growers on a year-to-year basis. The Company currently owns or leases approximately 6,500 acres of land and vineyards, either fully bearing or under development, in California, New York and Chile. This acreage supplies only a small percentage of the Company's total needs. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

     The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources through contractual arrangements and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

     In the United Kingdom, the Company manufactures wine and cider from materials that are purchased either on a contracted basis or on the open market. In particular, supplies of cider apples are sourced through long-term supply arrangements with owners of apple orchards. There are adequate supplies of the various raw materials at this particular time.

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

EMPLOYEES

     The Company had approximately 2,960 full-time employees in the United States at the end of April 2002, of which approximately 840 were covered by collective bargaining agreements. Additional workers may be employed by the Company during the grape crushing season.

     The Company had approximately 1,900 full-time employees in the United Kingdom at the end of April 2002, of which approximately 420 were covered by collective bargaining agreements. Additional workers may be employed during the peak season.

     The Company had approximately 220 full-time employees in Canada at the end of April 2002, of which approximately 170 were covered by collective bargaining agreements.

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

INCREASE IN EXCISE TAXES AND GOVERNMENT RESTRICTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

In the United States, the federal government and individual states impose excise taxes on beverage alcohol products in varying amounts which have been subject to change. In addition, the beverage alcohol products industry is subject to extensive regulation by state and federal agencies. The federal U.S. Bureau of Alcohol, Tobacco and Firearms and the various state liquor authorities regulate such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state regulations also require warning labels and signage. In the United Kingdom, Matthew Clark carries on its operations under a Customs and Excise License. Licenses are required for all premises where wine is produced. Matthew Clark holds a license to act as an excise warehouse operator and registrations have been secured for the production of cider and bottled water. Increases in excise taxes on beverage alcohol products in the United States or the United Kingdom, if enacted, could materially and adversely affect the Company's financial condition or results of operations. New or revised regulations or increased licensing fees and requirements could also have a material adverse effect on the Company's financial condition or results of operations.

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

THE COMPANY'S BUSINESS COULD BE ADVERSELY AFFECTED BY A GENERAL DECLINE IN THE CONSUMPTION OF PRODUCTS THE COMPANY SELLS.

     In the United States, notwithstanding the fact that there have been modest increases in consumption of beverage alcohol in the most recent few years, the overall per capita consumption of beverage alcohol products by adults (ages 21 and over) has declined substantially over the past 20 years. A general decline in consumption could be caused by a variety of factors, including:

     -  a  general  decline  in  economic  conditions;

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

THE COMPANY'S ACQUISITION OR JOINT VENTURE STRATEGIES MAY NOT BE SUCCESSFUL.

     The Company has made a number of acquisitions, including the recent acquisitions of Ravenswood, the Turner Road Vintners Assets and the Corus Assets, and anticipates that it may, from time to time, acquire additional businesses, assets or securities of companies that the Company believes would provide a strategic fit with its business. In addition, the Company recently entered into a joint venture, PWP, with BRL Hardy. Also, PWP completed its acquisition of the Blackstone Assets and may acquire other businesses. The Company may enter into additional joint ventures. Acquired business will need to be integrated with the Company's existing operations. There can be no assurance that the Company will effectively assimilate the business or product offerings of acquired companies into its business or product offerings. Any acquisitions will also be accompanied by risks such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the Company's business and the diversion of management time and attention. The Company shares control of PWP equally with BRL Hardy, and may not have majority interest or control of any future joint venture. There is the risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company. There is also risk that the Company's joint venture partners may be unable to meet their economic or other obligations and that the Company may be required to fulfill those obligations alone. The Company's failure or the failure of an entity in which the Company has a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the Company's financial condition or results of operations.

THE COMPANY HAS A MATERIAL AMOUNT OF GOODWILL, AND IF THE COMPANY IS REQUIRED TO WRITE DOWN GOODWILL DUE TO IMPAIRMENT, IT WOULD REDUCE THE COMPANY'S NET INCOME, WHICH IN TURN COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     Approximately $675.2 million (net of accumulated amortization), or 22.0%, of our total assets as of February 28, 2002, represented unamortized goodwill. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair market value of the net assets acquired. The Company was required to record goodwill as an intangible asset on the balance sheet and to amortize it over a period of years. The Company has historically amortized goodwill on a straight-line basis over a period of 40 years. Even though it reduced the Company's net income for accounting purposes, a portion of the amortization of goodwill is deductible for tax purposes. Prior to March 1, 2002, the Company was required to evaluate periodically whether the Company could recover its remaining goodwill from the undiscounted future cash flows that the Company expected to receive from the operations of acquired businesses. If these undiscounted cash flows were less than the carrying value of the associated goodwill, the goodwill was deemed to be impaired and the Company would have reduced the carrying value of the goodwill to equal the discounted future cash flows and recorded the amount of the reduction as a charge against net income.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 became effective on July 1, 2001, for acquisitions occurring on or after that date and has been adopted by the Company on March 1, 2002, for acquisitions that occurred prior to July 1, 2001. SFAS No. 142 results in goodwill no longer being amortized. Instead, goodwill is subject to a periodic impairment evaluation based on the fair value of the reporting unit. Reductions in the Company's net income caused by a write-down of goodwill could materially and adversely affect the Company's results of operations.

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

                         -----------------------------

ITEM 2.   PROPERTIES
-------   ----------

     The Company consists of four business operating segments. Through these business segments, the Company currently operates wineries, distilling plants, bottling plants, and cider and water producing facilities, most of which include warehousing and distribution facilities on the premises. The Company also operates separate distribution centers under the U.K. Brands and Wholesale segment's wholesaling business. The Company believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future. The Company's corporate headquarters are located in offices leased in Fairport, New York.

     POPULAR AND PREMIUM WINE

     The Popular and Premium Wine segment maintains its headquarters in owned and leased offices in Canandaigua, New York. It operates three wineries in New York, located in Canandaigua, Naples and Batavia, six wineries in California, located in Madera, Lodi, Escalon, Fresno and Ukiah, two wineries in Washington, located in Woodinville and Sunnyside, and one winery in Caldwell, Idaho. All of the facilities in which these wineries operate are owned, except for the wineries in Batavia (New York), Caldwell (Idaho) and Woodinville (Washington), which are leased. This segment considers its principal wineries to be the Mission Bell winery in Madera (California) and the Canandaigua winery in Canandaigua (New York). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces grape juice concentrate. The Canandaigua winery crushes grapes and produces, bottles and distributes wine.

     This segment currently owns or leases approximately 2,800 acres of vineyards, either fully bearing or under development, in California and New York.

     IMPORTED BEER AND SPIRITS

     The Imported Beer and Spirits segment maintains its headquarters in leased offices in Chicago, Illinois. It owns and operates four distilling plants, two in the United States and two in Canada. The two distilling plants in the United States are located in Bardstown, Kentucky and Albany, Georgia. The two distilling plants in Canada, which were acquired in connection with the Black Velvet Acquisition, are located in Valleyfield, Quebec and Lethbridge, Alberta. This segment considers its principal distilling plants to be the facilities located in Bardstown (Kentucky), Valleyfield (Quebec) and Lethbridge (Alberta). The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company and, on a contractual basis, for other industry members. The two Canadian facilities distill, bottle and store Canadian whisky for the segment, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.

     In the United States, the Imported Beer and Spirits segment also operates three bottling plants, located in Georgia, Kentucky and California. The facilities located in Atlanta, Georgia and Owensboro, Kentucky are owned, while the facility in Carson, California is operated and leased through an arrangement involving an ongoing management contract. This segment considers the bottling plant located in Owensboro (Kentucky) to be one of its principal facilities. The Owensboro facility bottles and warehouses distilled spirits products for the segment and is also utilized for contract bottling.

     U.K. BRANDS AND WHOLESALE

     The U.K. Brands and Wholesale segment maintains its headquarters in owned offices in Bristol, England. It currently owns and operates two facilities in England, located in Bristol and Shepton Mallet and one facility in Scotland, located in Forfar. This segment considers all three facilities to be its principal facilities. The Bristol facility produces, bottles and packages wine; the Shepton Mallet facility produces, bottles and packages cider; and the Forfar facility produces, bottles and packages water products. The U.K. Brands and Wholesale segment also owns another facility in Taunton, England, which it plans to sell since the operations have been consolidated into the Shepton Mallet facility.

     The U.K. Brands and Wholesale segment operates a National Distribution Centre, located at a leased facility in Severnside, England to distribute its products that are produced at the Bristol and Shepton Mallet facilities. To support its wholesaling business, this segment operates 11 distribution centers located throughout the United Kingdom, 10 of which are leased. These 11 distribution centers are used to distribute products produced by third parties, as well as by the Company. This segment has been and will continue consolidating the operations of its wholesaling distribution centers.

     FINE WINE

     The Fine Wine segment maintains its headquarters in offices owned in Rutherford, California. Through this segment, the Company owns and operates six wineries in the United States, one of which is on land that is leased, and, through a majority owned subsidiary, operates one winery in Chile. All six wineries in the United States are located in the state of California, in Rutherford, Healdsburg, Monterey County, Napa County and two in Sonoma County. The winery in Chile is located in the Casablanca Valley. This segment considers its principal wineries to be one of its wineries in Sonoma County (California) and its wineries located in Rutherford (California), Healdsburg (California), Monterey

County (California), and the Casablanca Valley (Chile). The winery in Monterey County crushes, vinifies and cellars wine. The other principal wineries crush grapes, vinify, cellar and bottle wine.

     This segment also owns and leases approximately 2,700 plantable acres of vineyards in California and approximately 1,000 plantable acres of vineyards in Chile.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the current executive officers of the Company is as follows:

NAME                       AGE     OFFICE HELD
----                       ---     -----------
Richard  Sands             51      Chairman of the Board, President and Chief
                                   Executive Officer
Robert  Sands              43      Group President
Alexander L. Berk          52      President and Chief Executive Officer of
                                   Barton Incorporated
Agustin Francisco Huneeus  36      President and Chief Executive Officer of
                                   Franciscan Vineyards, Inc.
Tim Kelly                  44      Chief Operating Officer, Constellation
                                   International
Jon Moramarco              45      President and Chief Executive Officer of
                                   Canandaigua Wine Company, Inc.
Thomas J. Mullin           50      Executive Vice President and General Counsel
George H. Murray           55      Executive Vice President and Chief Human
                                   Resources Officer
Richard Peters             42      Chief Operating Officer of Matthew Clark plc
Thomas S. Summer           48      Executive Vice President and Chief Financial
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

     Robert Sands was appointed Group President in April 2000 and has served as a director since January 1990. Mr. Sands also had served as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000 and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

     Alexander L. Berk is the President and Chief Executive Officer of Barton Incorporated, a wholly owned subsidiary of the Company. In this capacity, Mr. Berk is in charge of the Imported Beer and Spirits segment. Since 1990 and prior to becoming Chief Executive Officer in March 1998, Mr. Berk was President and Chief Operating Officer of Barton and from 1988 to 1990, he was the President and Chief

Executive Officer of Schenley Industries. Mr. Berk has been in the beverage alcohol industry for most of his career, serving in various positions.

     Agustin Francisco Huneeus is the President and Chief Executive Officer of Franciscan Vineyards, Inc., a wholly owned subsidiary of the Company. In this capacity, Mr. Huneeus is in charge of the Fine Wine segment. Since December 1995 and prior to becoming President in May 2000, he served in various positions with Franciscan, the last of which was Senior Vice President, Sales and Marketing. From June 1994 to December 1995, he was an associate in the branded consumer venture group of Hambrecht & Quist.

     Tim Kelly joined the Company as Chief Operating Officer, Constellation International in February 2002. Prior to joining the Company, he was employed by Diageo plc and served as President of Guinness-Bass Import Company (a U.S. Subsidiary of Diageo) from 1998 to 2001 and as Vice President Marketing,
Guinness Ireland from 1995 to 1998. For the previous nine years, Mr. Kelly served in various marketing and sales positions at Coca Cola & Schweppes Beverages.

     Jon Moramarco joined Canandaigua Wine Company, Inc., a wholly owned subsidiary of the Company, in November 1999 as its President and Chief Executive Officer. In this capacity, Mr. Moramarco is in charge of the Popular and Premium Wine segment. Prior to joining Canandaigua Wine Company, Inc., he served as President and Chief Executive Officer of Allied Domecq Wines, USA since 1992. Mr. Moramarco has more than 15 years of diverse experience in the wine industry, including prior service as Chairman of the American Vintners Association, a national wine trade organization.

     Thomas J. Mullin joined the Company as Executive Vice President and General Counsel in May 2000. Prior to joining the Company, Mr. Mullin served as President and Chief Executive Officer of TD Waterhouse Bank, NA since February 2000, of CT USA, F.S.B. since September 1998, and of CT USA, Inc. since March
1997.  He  also  served  as  Executive  Vice President, Business Development and
Corporate Strategy of C.T. Financial Services, Inc. from March 1997 through February 2000. From 1985 through 1997, Mr. Mullin served as Vice Chairman and Senior Executive Vice President of First Federal Savings and Loan Association of Rochester, New York and from 1982 through 1985, he was a partner in the law firm of Phillips, Lytle, Hitchcock, Blaine & Huber.

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

     Richard Peters is the Chief Operating Officer of Matthew Clark plc, a wholly owned subsidiary of the Company. Since May 1, 2002, in this capacity, he is in charge of the U.K. Brands and Wholesale segment. Mr. Peters has been employed by Matthew Clark since 1994 in various management positions, including positions in production and operations. Prior to his employment at Matthew
Clark, for three years, he was a Management Consultant with AT Kearney, responsible for marketing and strategy projects for a wide range of clients.

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


                                     PART II

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
-------   ----------------------------------------------------------------------
          MATTERS
          -------

     On September 19, 2000, when the Company changed its name to Constellation Brands, Inc., the Company's Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") began trading on the New York Stock
Exchange (R) ("NYSE") under the symbols STZ and STZ.B, respectively. From October 12, 1999, to September 18, 2000, the Company's Class A Stock and Class B Stock traded on the NYSE under the symbols CDB and CDB.B, respectively. Prior to October 12, 1999, the Company's Class A Stock and Class B Stock traded on the Nasdaq Stock Market (R) ("NASDAQ") under the symbols CBRNA and CBRNB, respectively. (The Company delisted voluntarily its securities from NASDAQ in order to list its Class A Stock and Class B Stock on the NYSE.)


     The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock, as adjusted to give retroactive effect to the May 13, 2002, two-for-one stock split. For all periods of Fiscal 2002 and Fiscal 2001, the high and low sales prices of the Class A Stock and Class B Stock reflect trades on the NYSE.

                                    CLASS A STOCK
                -----------------------------------------------------
                1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                -----------   -----------   -----------   -----------
Fiscal 2001
  High          $     13.94   $     13.89   $     14.61   $     17.15
  Low           $     10.09   $     10.95   $     11.47   $     11.75

Fiscal 2002
  High          $     20.00   $     23.25   $     22.50   $     27.18
  Low           $     15.65   $     18.40   $     17.38   $     19.01

                                    CLASS B STOCK
                -----------------------------------------------------
                1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                -----------   -----------   -----------   -----------
Fiscal 2001
  High          $     13.50   $     13.75   $     14.03   $     16.75
  Low           $     10.63   $     12.06   $     12.00   $     12.25

Fiscal 2002
  High          $     19.95   $     23.00   $     21.63   $     26.67
  Low           $     16.08   $     19.50   $     19.75   $     19.93


     At May 15, 2002, the number of holders of record of Class A Stock and Class B Stock of the Company were 954 and 249, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current senior credit facility, the Company's indenture for its $200 million 8 5/8% Senior Notes due August 2006, its indenture for its $200 million 8% Senior Notes due February 2008, its indenture for its $200 million 8 1/2% Senior Subordinated Notes due March 2009, its indenture for its $250 million 8 1/8% Senior Subordinated Notes due January 2012, its indenture for its (pound) 1 million 8 1/2% Series B Senior Notes due November 2009 and its (pound) 154 million 8 1/2% Series C Senior Notes due November 2009 restrict the payment of cash dividends. During April 2002, the Company's Board of Directors approved a two-for-one split of both the Company's Class A Stock and Class B Stock, which was distributed in the form of a stock dividend on May 13, 2002, to stockholders of record on April 30, 2002. All share and per share amounts have been retroactively restated to give effect to the common stock split.


ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

                                                                    FOR THE YEARS ENDED
                                        ----------------------------------------------------------------------------

                                        FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                            2002            2001            2000            1999            1998
                                        ------------    ------------    ------------    ------------    ------------
(in thousands, except per share data)
Gross sales                             $  3,633,958    $  3,154,294    $  3,088,699    $  1,984,801    $  1,632,357
Less-excise taxes                           (813,455)       (757,609)       (748,230)       (487,458)       (419,569)
                                        ------------    ------------    ------------    ------------    ------------
  Net sales                                2,820,503       2,396,685       2,340,469       1,497,343       1,212,788
Cost of product sold                      (1,901,462)     (1,639,230)     (1,618,009)     (1,049,309)       (869,038)
                                        ------------    ------------    ------------    ------------    ------------
  Gross profit                               919,041         757,455         722,460         448,034         343,750
Selling, general and
  administrative expenses                   (576,560)       (486,587)       (481,909)       (299,526)       (231,680)
Nonrecurring charges                            -               -             (5,510)         (2,616)           -
                                        ------------    ------------    ------------    ------------    ------------
  Operating income                           342,481         270,868         235,041         145,892         112,070
Equity in earnings
  of joint venture                             1,667            -               -               -               -
Interest expense, net                       (114,189)       (108,631)       (106,082)        (41,462)        (32,189)
                                        ------------    ------------    ------------    ------------    ------------
  Income before income taxes
    and extraordinary item                   229,959         162,237         128,959         104,430          79,881
Provision for income taxes                   (91,984)        (64,895)        (51,584)        (42,521)        (32,751)
                                        ------------    ------------    ------------    ------------    ------------
  Income before
    extraordinary item                       137,975          97,342          77,375          61,909          47,130
Extraordinary item, net of
  income taxes                                (1,554)           -               -            (11,437)           -
                                        ------------    ------------    ------------    ------------    ------------
Net income                              $    136,421    $     97,342    $     77,375    $     50,472    $     47,130
                                        ============    ============    ============    ============    ============

Earnings per common share:
  Basic:
    Income before
      extraordinary item                $       1.62    $       1.33    $       1.07    $       0.85    $       0.63
    Extraordinary item                         (0.02)           -               -              (0.16)           -
                                        ------------    ------------    ------------    ------------    ------------
    Earnings per common
      share - basic                     $       1.60    $       1.33    $       1.07    $       0.69    $       0.63
                                        ============    ============    ============    ============    ============
  Diluted:
    Income before
      extraordinary item                $       1.57    $       1.30    $       1.05    $       0.82    $       0.62
    Extraordinary item                         (0.02)           -               -              (0.15)           -
                                        ------------    ------------    ------------    ------------    ------------
    Earnings per common
      share - diluted                   $       1.55    $       1.30    $       1.05    $       0.67    $       0.62
                                        ============    ============    ============    ============    ============

Total assets                            $  3,069,385    $  2,512,169    $  2,348,791    $  1,793,776    $  1,090,555
                                        ============    ============    ============    ============    ============
Long-term debt                          $  1,293,183    $  1,307,437    $  1,237,135    $    831,689    $    309,218
                                        ============    ============    ============    ============    ============

     For the fiscal years ended February 28, 2002, and February 28, 2001, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and Notes to Consolidated Financial Statements as of February 28, 2002, under Item 8 of this Annual Report on Form 10-K.

     During April 2002, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 13, 2002, to stockholders of record on April 30, 2002. All share and per share amounts have been retroactively restated to give effect to the common stock split.


ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
-------   ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

INTRODUCTION
------------

     The Company is a leader in the production and marketing of beverage alcohol brands in North America and the United Kingdom. As the second largest supplier of wine, the second largest marketer of imported beer and the third largest supplier of distilled spirits, the Company is the largest single-source supplier of these products in the United States. In the United Kingdom, the Company is a leading marketer of wine, the second largest producer and marketer of cider and a leading independent drinks wholesaler.

     The Company reports its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider, and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items).

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 28, 2002 ("Fiscal 2002"), compared to the year ended February 28, 2001 ("Fiscal 2001"), and Fiscal 2001 compared to the year ended February 29,
2000 ("Fiscal 2000"), and (ii) financial liquidity and capital resources for Fiscal 2002. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

COMMON STOCK SPLIT

     During April 2002, the Board of Directors of the Company approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Common Stock, which was distributed in the form of a stock dividend on May 13, 2002, to stockholders of record on April 30, 2002. All share and per share amounts have been retroactively restated to give effect to the common stock split.

ACQUISITIONS IN FISCAL 2002, FISCAL 2001 AND FISCAL 2000 AND JOINT VENTURE

     ACQUISITION OF RAVENSWOOD WINERY

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"), a leading premium wine producer based in Sonoma, California. Ravenswood produces, markets and sells super-premium and ultra-premium California wine primarily under the Ravenswood brand name. The vast majority of the wine Ravenswood produces and sells is red wine, including the number one super-premium Zinfandel in the United States. The results of operations of Ravenswood are reported in the Fine Wine segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     ACQUISITION OF THE CORUS ASSETS

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The results of operations of the Corus Assets are reported in the Popular and Premium Wine segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     ACQUISITION OF THE TURNER ROAD VINTNERS ASSETS

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The results of operations of the Turner Road Vintners Assets are reported in the Popular and Premium Wine segment and have been included in the consolidated results of operations of the Company since the date of acquisition. The acquisition of the Turner Road Vintners Assets is significant.

     ACQUISITION OF FORTH WINES

     On October 27, 2000, the Company acquired all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The results of operations of Forth Wines are reported in the U.K. Brands and Wholesale segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     ACQUISITIONS OF FRANCISCAN ESTATES AND SIMI

     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Estates and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively the "Franciscan Acquisition"). Also on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi. (The acquisition of the capital stock of Simi is hereafter referred to as the "Simi Acquisition".) The Simi Acquisition included the Simi winery (located in Healdsburg, California), equipment, vineyards, inventory and worldwide ownership of the Simi brand name. The results of operations from the Franciscan and Simi Acquisitions (collectively, "Franciscan") are reported together in the Fine Wine segment and have been included in the consolidated results of operation of the Company since the date of acquisition. On February 29, 2000, Simi was merged into Franciscan Estates.

     ACQUISITION OF THE BLACK VELVET ASSETS

     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (collectively, the "Black Velvet Assets"). In connection with the transaction, the Company also entered into multi-year agreements with affiliates of Diageo plc to provide packaging and distilling services for various brands retained by the Diageo plc affiliates. The results of operations from the Black Velvet Assets are reported in the Imported Beer and Spirits segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     PACIFIC WINE PARTNERS

     On July 31, 2001, the Company and BRL Hardy Limited completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and BRL Hardy Limited, the second largest wine company in Australia. PWP produces, markets and sells a global portfolio of premium wine in the United States, including a range of Australian imports. PWP has exclusive distribution rights in the United States and the Caribbean to seven brands - Banrock Station, Hardys, Leasingham, Barossa Valley Estate and Chateau Reynella from Australia; Nobilo from New Zealand; and La Baume from France. The joint venture also owns Farallon, a premium California coastal wine. In addition, PWP owns a winery and controls 1,400 acres of vineyards, all located in Monterey County, California.

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


RESULTS OF OPERATIONS
---------------------

FISCAL 2002 COMPARED TO FISCAL 2001

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2002 and Fiscal 2001.

                                      Fiscal 2002 Compared to Fiscal 2001
                                     -------------------------------------
                                                   Net Sales
                                     -------------------------------------
                                                                %Increase
                                        2002          2001      (Decrease)
                                     -----------   -----------  ----------
Popular and Premium Wine:
  Branded:
    External customers               $   781,662   $   603,948      29.4 %
    Intersegment                           9,669         6,451      49.9 %
                                     -----------   -----------
    Total Branded                        791,331       610,399      29.6 %
                                     -----------   -----------
  Other:
    External customers                    57,718        64,799     (10.9)%
    Intersegment                          13,751        16,562     (17.0)%
                                     -----------   -----------
    Total Other                           71,469        81,361     (12.2)%
                                     -----------   -----------
Popular and Premium Wine net sales   $   862,800   $   691,760      24.7 %
                                     -----------   -----------
Imported Beer and Spirits:
  Beer                               $   758,800   $   659,371      15.1 %
  Spirits                                288,568       285,743       1.0 %
                                     -----------   -----------
Imported Beer and Spirits net sales  $ 1,047,368   $   945,114      10.8 %
                                     -----------   -----------
U.K. Brands and Wholesale:
  Branded:
    External customers               $   296,770   $   285,717       3.9 %
    Intersegment                             574         1,193     (51.9)%
                                     -----------   -----------
    Total Branded                        297,344       286,910       3.6 %
  Wholesale                              495,549       404,209      22.6 %
                                     -----------   -----------
U.K. Brands and Wholesale net sales  $   792,893   $   691,119      14.7 %
                                     -----------   -----------

                                      Fiscal 2002 Compared to Fiscal 2001
                                     -------------------------------------
                                                   Net Sales
                                     -------------------------------------
                                                                %Increase
                                        2002          2001      (Decrease)
                                     -----------   -----------  ----------
Fine Wine:
  External customers                 $   141,436   $    92,898      52.2 %
  Intersegment                               753           217     247.0 %
                                     -----------   -----------
Fine Wine net sales                  $   142,189   $    93,115      52.7 %
                                     -----------   -----------
Corporate Operations and Other       $      -      $      -          N/A
                                     -----------   -----------
Intersegment eliminations            $   (24,747)  $   (24,423)      1.3 %
                                     ------------  -----------
Consolidated Net Sales               $  2,820,503  $ 2,396,685      17.7 %
                                     ============  ===========

     Net sales for Fiscal 2002 increased to $2,820.5 million from $2,396.7 million for Fiscal 2001, an increase of $423.8 million, or 17.7%.

     POPULAR AND PREMIUM WINE

     Net sales for the Popular and Premium Wine segment for Fiscal 2002 increased to $862.8 million from $691.8 million for Fiscal 2001, an increase of $171.0 million, or 24.7%. This increase resulted primarily from $188.1 million of sales of the newly acquired brands from the Turner Road Vintners Assets and Corus Assets acquisitions (the "March Acquisitions"), both completed in March 2001. This increase was partially offset by declines in the Popular and Premium Wine segment's grape juice concentrate business and certain other wine brands.

     IMPORTED BEER AND SPIRITS

     Net sales for the Imported Beer and Spirits segment for Fiscal 2002 increased to $1,047.4 million from $945.1 million for Fiscal 2001, an increase of $102.3 million, or 10.8%. This increase resulted primarily from a 15.1% increase in imported beer sales, led by volume growth in the Mexican beer portfolio. Spirits sales increased slightly primarily from an increase in bulk whiskey sales, partially offset by slightly lower branded spirits sales as a result of lower net selling prices from the implementation of a net pricing strategy in the third quarter of Fiscal 2001, which also resulted in lower promotion costs.

     U.K. BRANDS AND WHOLESALE

     Net sales for the U.K. Brands and Wholesale segment for Fiscal 2002 increased to $792.9 million from $691.1 million for Fiscal 2001, an increase of $101.8 million, or 14.7%. Excluding an adverse foreign currency impact of $28.9 million, net sales increased $130.7 million, or 18.9%. This local currency basis increase resulted primarily from a 27.1% increase in wholesale sales, with the majority of this growth coming from organic sales. Additionally, branded sales increased 7.4% with an increase in wine sales being partially offset by a decrease in cider sales.

     FINE WINE

     Net sales for the Fine Wine segment for Fiscal 2002 increased to $142.2 million from $93.1 million for Fiscal 2001, an increase of $49.1 million, or 52.7%. This increase resulted primarily from $32.9 million of sales of the newly acquired brands from the Ravenswood acquisition and organic sales growth primarily due to volume increases in the Estancia, Veramonte, and Franciscan brands.

     GROSS PROFIT

     The Company's gross profit increased to $919.0 million for Fiscal 2002 from $757.5 million for Fiscal 2001, an increase of $161.6 million, or 21.3%. The dollar increase in gross profit resulted primarily from sales of the newly acquired brands from the March Acquisitions and the Ravenswood acquisition, volume growth in the Imported Beer and Spirits segment's Mexican beer portfolio, volume growth in the Fine Wine segment's portfolio, and volume growth in the U.K. Brands and Wholesale segment's wholesale business and branded business. These increases were partially offset by a decrease in the Imported Beer and Spirits segment's spirits sales and an adverse foreign currency impact. As a percent of net sales, gross profit increased to 32.6% for Fiscal 2002 from 31.6% for Fiscal 2001, resulting primarily from sales of higher-margin wine brands acquired in the March Acquisitions and the Ravenswood acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $576.6 million for Fiscal 2002 from $486.6 million for Fiscal 2001, an increase of $90.0 million, or 18.5%. The dollar increase in selling, general and administrative expenses resulted primarily from an increase in advertising, promotion, selling, and general and administrative expenses associated with the brands acquired in the March Acquisitions and the Ravenswood acquisition. In addition, there were increases in promotion and advertising expenses associated with the Imported Beer and Spirits segment's Mexican beer portfolio volume growth, the U.K. Brands and Wholesale segment's branded business volume growth, and the Fine Wine segment's portfolio volume growth. Selling, general and administrative expenses as a percent of net sales remained virtually unchanged at 20.4% for Fiscal 2002 as compared to 20.3% for Fiscal 2001.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2002 and Fiscal 2001.

                                    Fiscal 2002 Compared to Fiscal 2001
                                    -----------------------------------
                                          Operating Income (Loss)
                                    -----------------------------------
                                                             % Increase
                                       2002        2001      (Decrease)
                                    ---------   ---------    ----------
Popular and Premium Wine            $ 104,781   $  50,390       107.9 %
Imported Beer and Spirits             178,805     167,680         6.6 %
U.K. Brands and Wholesale              47,270      48,961        (3.5)%
Fine Wine                              39,169      24,495        59.9 %
Corporate Operations and Other        (27,544)    (20,658)       33.3 %
                                    ---------   ---------
Consolidated Operating Income       $ 342,481   $ 270,868        26.4 %
                                    =========   =========

     As a result of the above factors, operating income increased to $342.5 million for Fiscal 2002 from $270.9 million for Fiscal 2001, an increase of $71.6 million, or 26.4%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $114.2 million for Fiscal 2002 from $108.6 million for Fiscal 2001, an increase of $5.6 million, or 5.1%. The increase resulted primarily from an increase in the average borrowings primarily due to the financing of the March Acquisitions and the Ravenswood acquisition, partially offset by a decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $136.4 million for Fiscal 2002 from $97.3 million for Fiscal 2001, an increase of $39.1 million, or 40.1%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 2002 were $429.6 million, an increase of $88.3 million over EBITDA of $341.3 million for Fiscal 2001. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

FISCAL 2001 COMPARED TO FISCAL 2000

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2001 and Fiscal 2000.

                                       Fiscal 2001 Compared to Fiscal 2000
                                      --------------------------------------
                                                    Net Sales
                                      --------------------------------------
                                                                  %Increase
                                         2001          2000       (Decrease)
                                      -----------   -----------   ----------
Popular and Premium Wine:
  Branded:
    External customers                $   603,948   $   623,796       (3.2)%
    Intersegment                            6,451         5,524       16.8 %
                                      -----------   -----------
    Total Branded                         610,399       629,320       (3.0)%
                                      -----------   -----------
  Other:
    External customers                     64,799        86,814      (25.4)%
    Intersegment                           16,562         1,146     1345.2 %
                                      -----------   -----------
    Total Other                            81,361        87,960       (7.5)%
                                      -----------   -----------
Popular and Premium Wine net sales    $   691,760   $   717,280       (3.6)%
                                      -----------   -----------
Imported Beer and Spirits:
  Beer                                $   659,371   $   570,380       15.6 %
  Spirits                                 285,743       267,762        6.7 %
                                      -----------   -----------
Imported Beer and Spirits net sales   $   945,114   $   838,142       12.8 %
                                      -----------   -----------
U.K. Brands and Wholesale:
  Branded:
    External customers                $   285,717   $   313,027       (8.7)%
    Intersegment                            1,193            75     1490.7 %
                                      -----------   -----------
    Total Branded                         286,910       313,102       (8.4)%
  Wholesale                               404,209       416,644       (3.0)%
                                      -----------   -----------
U.K. Brands and Wholesale net sales   $   691,119   $   729,746       (5.3)%
                                      -----------   -----------
Fine Wine:
  External customers                  $    92,898   $    62,046       49.7 %
  Intersegment                                217            73      197.3 %
                                      -----------   -----------
Fine Wine net sales                   $    93,115   $    62,119       49.9 %
                                      -----------   -----------
Corporate Operations and Other        $      -      $      -           N/A
                                      -----------   -----------
Intersegment eliminations             $   (24,423)  $    (6,818)     258.2 %
                                      -----------   -----------
Consolidated Net Sales                $ 2,396,685   $ 2,340,469        2.4 %
                                      ===========   ===========

     Net sales for Fiscal 2001 increased to $2,396.7 million from $2,340.5 million for Fiscal 2000, an increase of $56.2 million, or 2.4%.

     POPULAR AND PREMIUM WINE

     Net sales for the Popular and Premium Wine segment for Fiscal 2001 decreased to $691.8 million from $717.3 million for Fiscal 2000, a decrease of $25.5 million, or (3.6)%. The decline resulted primarily from a decrease in table wine sales, a decrease in sparkling wine sales as third quarter 2000 included the impact of sales associated with Millennium activities, and a decrease in grape juice concentrate sales. These decreases were partially offset by increases in sales of Paul Masson Grande Amber and Arbor Mist.

     IMPORTED BEER AND SPIRITS

     Net sales for the Imported Beer and Spirits segment for Fiscal 2001 increased to $945.1 million from $838.1 million for Fiscal 2000, an increase of $107.0 million, or 12.8%. This increase resulted primarily from volume growth and selling price increases in the Mexican beer portfolio, selling price increases on tequila products and the inclusion of $11.3 million of incremental net sales during the first quarter of Fiscal 2001 from the Canadian whisky brands acquired as part of the Black Velvet Assets acquisition, which was completed in April 1999.

     U.K. BRANDS AND WHOLESALE

     Net sales for the U.K. Brands and Wholesale segment for Fiscal 2001 decreased to $691.1 million from $729.7 million for Fiscal 2000, a decrease of $38.6 million, or (5.3)%. This decrease resulted primarily from an adverse foreign currency impact of $58.8 million. On a local currency basis, net sales increased 2.8% primarily due to an increase in wholesale sales, including sales from the recent Forth Wines acquisition, an increase in branded table wine sales, and an increase in packaged cider sales. These increases were partially offset by decreases in private label cider and draft cider sales.

     FINE WINE

     Net sales for the Fine Wine segment for Fiscal 2001 increased to $93.1 million from $62.1 million for Fiscal 2000, an increase of $31.0 million, or 49.9%. As the acquisition of Franciscan was completed in June 1999, this increase resulted primarily from the inclusion of $21.9 million of net sales from the first quarter of Fiscal 2001 and from selling price increases instituted during the second quarter of Fiscal 2001.

     GROSS PROFIT

     The Company's gross profit increased to $757.5 million for Fiscal 2001 from $722.5 million for Fiscal 2000, an increase of $35.0 million, or 4.8%. The dollar increase in gross profit was primarily related to volume growth and selling price increases in the Company's Mexican beer portfolio, sales attributable to the acquisitions of Franciscan (completed in June 1999) and the Black Velvet Assets (completed in April 1999), and increases in the Fine Wine segment's selling prices. These increases were partially offset by an adverse foreign currency impact. As a percent of net sales, gross profit increased to 31.6% for Fiscal 2001 from 30.9% for Fiscal 2000, resulting primarily from sales of higher-margin distilled spirits and super-premium and ultra-premium wine acquired in the acquisitions of the Black Velvet Assets and Franciscan, respectively, and from improved margins resulting from selling price increases in the Company's imported beer business and the Fine Wine segment portfolio, as well as cost improvements in the U.K. Brands and Wholesale segment's cider and wholesale businesses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $486.6 million for Fiscal 2001 from $481.9 million for Fiscal 2000, an increase of $4.7 million, or 1.0%. The dollar increase in selling, general and administrative expenses resulted primarily from an increase in selling expenses in all operating segments, the inclusion of the Franciscan business and expenses related to the brands acquired in the Black Velvet Assets acquisition for a full year in Fiscal 2001, and an increase in expenses in Corporate Operations. These increases were partially offset by a decrease in advertising and promotion expenses, primarily in the Popular and Premium Wine segment, and a favorable foreign currency impact. Selling, general and administrative expenses as a percent of net sales decreased to 20.3% for Fiscal 2001 as compared to 20.6% for Fiscal 2000 as the percent increase in net sales for Fiscal 2001 was greater than the percent increase in selling, general and administrative expenses for Fiscal 2001.

     NONRECURRING CHARGES

     The Company incurred nonrecurring charges of $5.5 million in Fiscal 2000 related to the closure of a cider production facility within the U.K. Brands and Wholesale operating segment in the United Kingdom ($2.9 million) and to a management reorganization within the Popular and Premium Wine operating segment ($2.6 million). No such charges were incurred in Fiscal 2001.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2001 and Fiscal 2000.

                                   Fiscal 2001 Compared to Fiscal 2000
                                   -----------------------------------
                                         Operating Income (Loss)
                                   -----------------------------------
                                      2001         2000     % Increase
                                   ----------   ----------  ----------
Popular and Premium Wine           $   50,390   $   47,305       6.5 %
Imported Beer and Spirits             167,680      142,931      17.3 %
U.K. Brands and Wholesale              48,961       48,473       1.0 %
Fine Wine                              24,495       12,708      92.8 %
Corporate Operations and Other        (20,658)     (16,376)     26.1 %
                                   ----------   ----------
Consolidated Operating Income      $  270,868   $  235,041      15.2 %
                                   ==========   ==========

     As a result of the above factors, operating income increased to $270.9 million for Fiscal 2001 from $235.0 million for Fiscal 2000, an increase of $35.8 million, or 15.2%. Exclusive of the aforementioned $2.6 million in nonrecurring charges, operating income for the Popular and Premium Wine operating segment increased 1.0% in Fiscal 2001 from $49.9 million in Fiscal 2000. Operating income for the U.K. Brands and Wholesale operating segment, excluding the aforementioned nonrecurring charges of $2.9 million, decreased 4.8% in Fiscal 2001 from $51.4 million in Fiscal 2000.

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

FISCAL 2002 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Fiscal 2002 was $213.3 million, which resulted from $226.3 million in net income adjusted for noncash items, less $13.0 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from increases in accounts receivable and inventories partially offset by increases in accounts payable, deferred revenue, accrued salaries and commissions, and accrued advertising and promotions.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Fiscal 2002 was $585.4 million, which resulted from net cash paid of $472.8 million for the March Acquisitions and the Ravenswood acquisition, $77.3 million of equity contributions to PWP and $71.1 million of capital expenditures (including $10.1 million for vineyards), partially offset by $35.8 million of proceeds from the sale of assets.

     Net cash provided by financing activities for Fiscal 2002 was $236.9 million, which resulted primarily from proceeds of $252.5 million from the issuance of long-term debt, including $250.0 million of 8 1/8% Senior Subordinated Notes used to repay $130.0 million of 8 3/4% Senior Subordinated Notes and $65.0 million of 8 3/4% Series C Senior Subordinated Notes and a portion of the Company's borrowings under its senior credit facility, net proceeds of $151.5 million from equity offerings, proceeds of $51.4 million from net revolving loan borrowings under the senior credit facility, and proceeds of $45.0 million from exercise of employee stock options. These amounts were partially offset by principal payments of long-term debt of $261.0 million, which included the repayments as discussed above and $54.7 million of scheduled or required principal payments under the Company's senior credit facility.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of May 15, 2002, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Fiscal 2002, Fiscal 2001 and Fiscal 2000.

DEBT

     Total debt outstanding as of February 28, 2002, amounted to $1,429.6 million, an increase of $63.8 million from February 28, 2001. The ratio of total debt to total capitalization decreased to 59.9% as of February 28, 2002, from 68.9% as of February 28, 2001.

     SENIOR CREDIT FACILITY

     As of February 28, 2002, under the 2000 Credit Agreement (as defined below), the Company had outstanding term loans of $281.3 million bearing a weighted average interest rate of 3.9%, $50.0 million of outstanding revolving loans bearing a weighted average interest rate of 3.1%, undrawn letters of credit of $13.2 million, and $236.8 million in revolving loans available to be drawn.

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

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)
193.4 million, or $320.0 million) were fully drawn at closing. During Fiscal 2001, the Company used proceeds from operating activities to prepay a portion of the $380.0 million Tranche I Term Loan facility. During Fiscal 2002, the Company used proceeds from the sale of 645,000 shares of the Company's Class A Common Stock (see Note 11) to pay an additional portion of the $380.0 million Tranche I Term Loan facility. After these repayments, the required quarterly repayments of the Tranche I Term Loan facility were revised to $17.4 million for each quarter in 2002, $19.6 million for each quarter in 2003, and $20.0 million for each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound) 73.0 million, or $118.3 million). On May 15, 2000, proceeds from the Sterling Series C Senior Notes (as defined below) were used to repay an additional portion of the $320.0 million Tranche II Term Loan facility ((pound)
78.8 million, or $118.2 million). After these repayments, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound) 0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound) 0.5 million ($0.7 million) for each quarter in 2003, and (pound) 8.5 million ($12.0 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of February 28, 2002). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to customary baskets, exceptions and thresholds.

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. As of February 28, 2002, the margin was 1.125% for Revolving Credit loans and 1.625% for Term Loans. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments at 0.50% per annum as of February 28, 2002. This fee is based upon the Company's quarterly Debt Ratio and can range from 0.25% to 0.50%.

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

     On November 17, 1999, the Company issued (pound) 75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). The net proceeds of the offering
((pound) 73.0 million, or $118.3 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15,

2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound) 75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged (pound) 74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound) 74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2002, the Company had outstanding (pound) 1.0 million ($1.4 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued (pound) 80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound) 79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound) 78.8 million, or $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. As of February 28, 2002, the Company had outstanding (pound) 154.0 million ($218.3 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

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

     SENIOR SUBORDINATED NOTES

     On December 27, 1993, the Company issued $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003 (the "Original Notes"). On October 29, 1996, the Company issued $65.0 million aggregate principal amount of 8 3/4% Series B Senior Subordinated Notes due in December 2003, which in February 1997 were exchanged for $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due in December 2003 (the "Series C Notes"). In February 2002, the Company redeemed the Original Notes and the Series C Notes with the proceeds from the January 2002 Senior Subordinated Notes (as defined below). In connection with this redemption, the Company incurred an extraordinary loss of $2.6 million ($1.6 million, net of income taxes) related to the write-off of the remaining deferred financing costs and unamortized discount.

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

     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 ("January 2002 Senior Subordinated Notes"). The net proceeds of the offering ($247.2 million) were used to repay the Original Notes and the Series C Notes and to repay a portion of the outstanding indebtedness under the Company's senior credit facility. Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15 of each year, beginning July 15, 2002. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The table below sets forth information about the Company's long-term contractual obligations and other commercial commitments outstanding at February 28, 2002. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company's consolidated financial statements.

                                                    PAYMENTS DUE BY PERIOD
                            -----------------------------------------------------------------------
                                            Less than                                      After
                               Total         1 year        1-3 years      4-5 years       5 years
                            -----------    -----------    -----------    -----------    -----------
(in thousands)
Contractual obligations
-----------------------
Notes payable               $    54,775    $    54,775    $      -       $      -       $      -
Long-term debt (excluding
  unamortized discount)       1,357,015         77,929        209,390        200,000        869,696
Capital lease obligations        18,269          3,680          7,165          4,566          2,858
Operating leases                185,079         20,463         34,154         30,425        100,037
Unconditional purchase
  obligations                   829,461        230,277        308,814        157,793        132,577
                            -----------    -----------    -----------    -----------    -----------
    Total contractual cash
      obligations           $ 2,444,599    $   387,124    $   559,523    $   392,784    $ 1,105,168
                            ===========    ===========    ===========    ===========    ===========


                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                            -----------------------------------------------------------------------
                                             Less than                                     After
                               Total          1 year       1-3 years      4-5 years       5 years
                            -----------    -----------    -----------    -----------    -----------
(in thousands)
Other contractual
  commitments
-----------------
Lines of credit             $   236,838    $      -       $   236,838    $      -       $     -
Standby letters of credit        13,162           -            13,162           -             -
                            -----------    -----------    -----------    -----------    -----------
    Total commercial
      commitments           $   250,000    $      -       $   250,000    $      -       $     -
                            ===========    ===========    ===========    ===========    ===========

EQUITY OFFERINGS

     During March 2001, the Company completed a public offering of 8,740,000 shares of its Class A Common Stock, which was held as treasury stock. This resulted in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.4 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

     During October 2001, the Company sold 645,000 shares of its Class A Common Stock, which was held as treasury stock, in connection with a public offering of Class A Common Stock by stockholders of the Company. The net proceeds to the Company, after deducting underwriting discounts, of $12.1 million were used to repay borrowings under the senior credit facility.

CAPITAL EXPENDITURES

     During Fiscal 2002, the Company incurred $71.1 million for capital expenditures, including $10.1 million related to vineyards. The Company plans to spend $69.0 million for capital expenditures, exclusive of vineyards, in fiscal 2003. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See "Business - Sources and Availability of Raw Materials" under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

RELATED PARTIES

     Agustin Francisco Huneeus, the executive in charge of the Fine Wine segment, along with other members of his immediate family, through various family owned entities (the "Huneeus Interests") engaged in certain transactions with the Fine Wine segment during each of the three years in the period ended February 28, 2002. The Huneeus Interests engage the Fine Wine segment as the exclusive distributor of its Quintessa wines under a long-term contract; sell grapes to the Fine Wine segment pursuant to existing long-term contracts;
participate as partners with the Fine Wine segment in the ownership and operation of a winery and vineyards in Chile; and render brand management and other consulting and advisory services in the United States and internationally to the Fine Wine segment and the Company. Total payments to the Huneeus Interests pursuant to these transactions and arrangements totaled $4.8 million, $5.0 million, and $3.2 million for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively. In addition, the Fine Wine segment performs certain wine processing services for the Huneeus Interests. Total fees received from the Huneeus Interests to the Fine Wine segment for these services totaled $0.4 million, $0.6 million, and $0.6 million for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively. As of February 28, 2002 and 2001, the net amounts due to/from the Huneeus Interests under these agreements are insignificant.

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

CRITICAL ACCOUNTING POLICIES

     The  Company's  significant accounting policies are more fully described in
Note 1 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company's accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by the Company's management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company's historical experience, terms of existing contracts, the Company's observance of trends in the industry, information provided by the Company's customers and information available from other outside sources, as appropriate. The Company's critical accounting policies include:

     - Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly.

     - Accounting for acquisitions. Acquisition activities are an important element of the Company's business strategy. The Company's acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that may be incurred. The determination of the fair value of such intangible assets and other assets acquired and liabilities assumed requires the Company's management to make estimates and assumptions that affect the Company's consolidated financial statements.

     - Impairment of long-lived assets. The Company's long-lived assets include goodwill, trademarks and other intangible assets. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On March 1, 2002, the Company adopted SFAS No. 142 (as defined below) and will be required to analyze its goodwill and other intangible assets with indefinite lives for impairment issues during the first six months of fiscal 2003 and then on a periodic basis thereafter. The Company currently expects to complete the initial impairment review during the first quarter of fiscal 2003. The Company does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Any resulting impairment charge could have a material adverse impact on the Company's financial condition and results of operations.

ACCOUNTING PRONOUNCEMENTS

     During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments, including EITF Issue No. 00-14 ("EITF No. 00-14"),
"Accounting for Certain Sales Incentives," EITF Issue No. 00-22 ("EITF No. 00-22"), "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF Issue No. 00-25 ("EITF No. 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." In November 2001, the EITF codified EITF No. 00-14, EITF No. 00-22, and EITF No. 00-25 as part of EITF Issue No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF No. 01-09 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-09, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company currently reports such costs referred to in EITF No. 00-14 and EITF No. 00-25 as selling, general and administrative expenses. The Company is required to adopt EITF No. 01-09 in its financial statements beginning March 1, 2002. Upon adoption of EITF No. 01-09, financial statements for prior periods presented for comparative purposes will be reclassified to comply with the requirements of EITF No. 01-09. For the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000, net sales will be reduced by $222.4 million, $176.2 million, and $182.5 million, respectively, cost of product sold will increase by $10.1 million, $7.8 million, and $8.8 million, respectively, and selling, general and administrative expenses will decrease by $232.5 million, $184.0 million, and $191.3 million, respectively. This reclassification will not effect operating income or net income.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations requiring all business combinations to be accounted for using one method, the purchase method. In addition, SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 is effective immediately for all business combinations initiated after June 30, 2001, as well as for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is required to adopt SFAS No. 141 for all business combinations for which the acquisition date was before July 1, 2001, for fiscal years beginning March 1, 2002. The adoption of the applicable provisions of SFAS No. 141 has not had a material impact on the Company's financial statements. The Company believes that the adoption of the remaining provisions of SFAS No. 141 will not have a material impact on its financial statements. On March 1, 2002, the Company reclassified $59.9 million of previously identified separable intangible assets into goodwill in accordance with the provisions of SFAS No. 141.

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to apply the provisions of SFAS No. 142 for all goodwill and intangible assets acquired prior to July 1, 2001, for fiscal years beginning March 1, 2002. For goodwill and intangible assets acquired after June 30, 2001, these assets are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company's assessment of the financial impact of SFAS No. 142 on its financial statements is that $27.3 million of amortization expense of existing goodwill and other intangible assets for the fiscal year ending February 28, 2002, will not be incurred in subsequent fiscal years. The required transition impairment evaluations are not expected to result in impairment charges.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company is required to adopt SFAS No. 144 for fiscal years beginning March 1, 2002. The Company believes the financial impact of SFAS No. 144 will not be material on its financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 are effective for fiscal years beginning March 1, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements. However, it will result in a reclassification of the previously reported extraordinary item, net of income taxes, to increase nonoperating expense ($2.6 million) and to decrease the provision for income taxes ($1.0 million).

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

     The fair value of long-term debt is subject to interest rate risk. Generally, the fair value of long-term debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt, including current maturities, was $1,407.4 million at February 28, 2002. A hypothetical 1% increase from prevailing interest rates at February 28, 2002, would result in a decrease in fair value of fixed interest rate long-term debt by $57.6 million. Also, a hypothetical 1% increase from prevailing interest rates at February 28, 2002, would result in an approximate increase in cash required for interest on variable interest rate debt during the next five fiscal years as follows:

                           2003     $2.5  million
                           2004     $1.7  million
                           2005     $0.7  million
                           2006     $ -
                           2007     $ -

     The Company has on occasion entered into interest rate swap agreements to reduce its exposure to interest rate changes relative to its long-term debt. At February 28, 2002, the Company had no interest rate swap agreements outstanding.

     The Company has exposure to foreign currency risk as a result of having international subsidiaries in the United Kingdom and Canada. For the Company's operations in the United Kingdom, the Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. At February 28, 2002, management believes that a hypothetical 10% adverse change in foreign currency exchange rates would not result in a material adverse impact on either earnings or cash flow. The Company also has exposure to foreign currency risk as a result of contracts to purchase inventory items that are denominated in various foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations resulting from these contracts, the Company periodically enters into foreign exchange hedging agreements. At February 28, 2002, the potential loss on outstanding foreign exchange hedging agreements from a hypothetical 10% adverse change in foreign currency exchange rates would not be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------


                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                       AND
                                       ---
                             SUPPLEMENTARY SCHEDULES
                             -----------------------

                                FEBRUARY 28, 2002
                                -----------------


The following information is presented in this Annual Report on Form 10-K:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants.................................    39
Consolidated Balance Sheets - February 28, 2002, and February 28, 2001...    40
Consolidated Statements of Income for the years ended February 28, 2002,
  February 28, 2001, and February 29, 2000...............................    41
Consolidated Statements of Changes in Stockholders' Equity for the years
  ended February 28, 2002, February 28, 2001, and February 29, 2000......    42
Consolidated Statements of Cash Flows for the years ended
  February 28, 2002, February 28, 2001, and February 29, 2000............    43
Notes to Consolidated Financial Statements...............................    44
Selected Quarterly Financial Information (unaudited).....................    75

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

                                               [LOGO]
                                                     ANDERSEN



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2002 and February 28, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2002 and February 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States.


                                       /s/ Arthur Andersen LLP



Rochester, New York
April 9, 2002

                         CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share and per share data)

                                                                   February 28,    February 28,
                                                                       2002            2001
                                                                   ------------    ------------

                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash investments                                        $      8,961    $    145,672
  Accounts receivable, net                                              383,922         314,262
  Inventories, net                                                      777,586         670,018
  Prepaid expenses and other current assets                              60,779          61,037
                                                                   ------------    ------------
    Total current assets                                              1,231,248       1,190,989
PROPERTY, PLANT AND EQUIPMENT, net                                      578,764         548,614
OTHER ASSETS                                                          1,259,373         772,566
                                                                   ------------    ------------
  Total assets                                                     $  3,069,385    $  2,512,169
                                                                   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                    $     54,775    $      4,184
  Current maturities of long-term debt                                   81,609          54,176
  Accounts payable                                                      153,433         114,793
  Accrued excise taxes                                                   60,238          55,954
  Other accrued expenses and liabilities                                245,155         198,053
                                                                   ------------    ------------
    Total current liabilities                                           595,210         427,160
                                                                   ------------    ------------
LONG-TERM DEBT, less current maturities                               1,293,183       1,307,437
                                                                   ------------    ------------
DEFERRED INCOME TAXES                                                   163,146         131,974
                                                                   ------------    ------------
OTHER LIABILITIES                                                        62,110          29,330
                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at February 28, 2002,
    and February 28, 2001                                                  -               -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 79,309,174 shares at
    February 28, 2002, and 74,877,936 shares
    at February 28, 2001                                                    793             749
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 14,608,390 shares at
    February 28, 2002, and 14,805,188 shares
    at February 28, 2001                                                    146             148
  Additional paid-in capital                                            431,216         267,206
  Retained earnings                                                     592,219         455,798
  Accumulated other comprehensive loss                                  (35,222)        (26,004)
                                                                   ------------    ------------
                                                                        989,152         697,897
                                                                   ------------    ------------
  Less-Treasury stock-
  Class A Common Stock, 2,895,526 shares at
    February 28, 2002, and 12,401,200 shares at
    February 28, 2001, at cost                                          (31,159)        (79,271)
  Class B Convertible Common Stock, 2,502,900 shares
    at February 28, 2002, and February 28, 2001, at cost                 (2,207)         (2,207)
                                                                   ------------    ------------
                                                                        (33,366)        (81,478)
                                                                   ------------    ------------
  Less-Unearned compensation-restricted stock awards                        (50)           (151)
                                                                   ------------    ------------
    Total stockholders' equity                                          955,736         616,268
                                                                   ------------    ------------
  Total liabilities and stockholders' equity                       $  3,069,385    $  2,512,169
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

                              CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands, except per share data)

                                                                      For the Years Ended
                                                         ----------------------------------------------
                                                          February 28,    February 28,    February 29,
                                                              2002            2001            2000
                                                         --------------  --------------  --------------
GROSS SALES                                              $    3,633,958   $   3,154,294   $   3,088,699
  Less - Excise taxes                                          (813,455)       (757,609)       (748,230)
                                                         --------------   -------------   -------------
    Net sales                                                 2,820,503       2,396,685       2,340,469
COST OF PRODUCT SOLD                                         (1,901,462)     (1,639,230)     (1,618,009)
                                                         --------------   -------------   -------------
    Gross profit                                                919,041         757,455         722,460
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                     (576,560)       (486,587)       (481,909)
NONRECURRING CHARGES                                               -               -             (5,510)
                                                         --------------   -------------   -------------
    Operating income                                            342,481         270,868         235,041
EQUITY IN EARNINGS OF JOINT VENTURE                               1,667            -               -
INTEREST EXPENSE, net                                          (114,189)       (108,631)       (106,082)
                                                         --------------   --------------  -------------
    Income before income taxes and extraordinary item           229,959         162,237         128,959
PROVISION FOR INCOME TAXES                                      (91,984)        (64,895)        (51,584)
                                                         --------------   -------------   -------------
    Income before extraordinary item                            137,975          97,342          77,375
EXTRAORDINARY ITEM, net of income taxes                          (1,554)           -               -
                                                         --------------   -------------   -------------
NET INCOME                                               $      136,421   $      97,342   $      77,375
                                                         ==============   =============   =============


SHARE DATA:
Earnings per common share:
  Basic:
  Income before extraordinary item                       $        1.62    $        1.33   $        1.07
  Extraordinary item, net of income taxes                        (0.02)            -               -
                                                         -------------    -------------   -------------
  Earnings per common share - basic                      $        1.60    $        1.33   $        1.07
                                                         =============    =============   =============

  Diluted:
  Income before extraordinary item                       $        1.57    $        1.30   $        1.05
  Extraordinary item, net of income taxes                        (0.02)            -               -
                                                         -------------    -------------   -------------
  Earnings per common share - diluted                    $        1.55    $        1.30   $        1.05
                                                         =============    =============   =============

Weighted average common shares outstanding:
  Basic                                                         85,505           73,446          72,216
  Diluted                                                       87,825           74,751          73,996

  The accompanying notes to consolidated financial statements are an integral part of these statements.


                                            CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (in thousands, except share data)

                                                                                 Accumulated
                                         Common Stock    Additional                Other
                                       ----------------    Paid-in    Retained  Comprehensive  Treasury     Unearned
                                       Class A  Class B    Capital    Earnings      Loss         Stock    Compensation    Total
                                       -------  -------  ----------  ---------  -------------  ---------  ------------  ---------
BALANCE, February 28, 1999             $   716  $   154  $  239,260  $ 281,081  $      (4,173) $ (81,766) $       -     $ 435,272
Comprehensive income:
  Net income for Fiscal 2000              -        -           -        77,375           -          -             -        77,375
  Foreign currency translation
    adjustments                           -        -           -          -                24       -             -            24
                                                                                                                        ---------
Comprehensive income                                                                                                       77,399
Conversion of 414,452 Class B
  Convertible Common shares to
  Class A Common shares                      4       (4)       -          -              -          -             -          -
Exercise of 750,760 Class A
  stock options                              8     -          3,355       -              -          -             -         3,363
Employee stock purchases of
  124,248 treasury shares                 -        -          1,298       -              -           130          -         1,428
Acceleration of 378,900 Class A
  stock options                           -        -            835       -              -          -             -           835
Tax benefit on Class A stock
  options exercised                       -        -          2,634       -              -          -             -         2,634
Tax benefit on disposition of
  employee stock purchases                -        -             43       -              -          -             -            43
Other                                     -        -           (134)      -              -          -             -          (134)
                                       -------  -------  ----------  ---------  -------------  ---------  ------------  ---------

BALANCE, February 29, 2000                 728      150     247,291    358,456         (4,149)   (81,636)         -       520,840
Comprehensive income:
  Net income for Fiscal 2001              -        -           -        97,342           -          -             -        97,342
  Foreign currency translation
    adjustments                           -        -           -          -           (21,855)      -             -       (21,855)
                                                                                                                        ---------
Comprehensive income                                                                                                       75,487
Conversion of 177,052 Class B
  Convertible Common shares to
  Class A Common shares                      2       (2)       -          -              -          -             -          -
Exercise of 1,859,136 Class A
  stock options                             19     -         13,811       -              -          -             -        13,830
Employee stock purchases of 147,776
  treasury shares                         -        -          1,389       -              -           158          -         1,547
Acceleration of 63,500 Class A
  stock options                           -        -            179       -              -          -             -           179
Issuance of 15,100 restricted
  Class A Common shares                   -        -            201       -              -          -              (201)     -
Amortization of unearned restricted
  stock compensation                      -        -           -          -              -          -                50        50
Tax benefit on Class A stock
  options exercised                       -        -          4,256       -              -          -             -         4,256
Tax benefit on disposition of
  employee stock purchases                -        -             28       -              -          -             -            28
Other                                     -        -             51       -              -          -             -            51
                                       -------  -------  ----------  ---------  -------------  ---------  ------------  ---------

BALANCE, February 28, 2001                 749      148     267,206    455,798        (26,004)   (81,478)         (151)   616,268
Comprehensive income:
  Net income for Fiscal 2002              -        -           -       136,421           -          -             -       136,421
  Other comprehensive (loss) income,
    net of tax:
      Foreign currency translation
        adjustments                       -        -           -          -            (9,239)      -             -        (9,239)
      Unrealized gain on cash
        flow hedges:
          Net derivative gains, net
            of tax effect of $105         -        -           -          -               212       -             -           212
          Reclassification
            adjustments, net of tax
            effect of $92                 -        -           -          -              (191)      -             -          (191)
                                                                                                                        ---------
      Unrealized gain on cash
        flow hedges                                                                                                            21
                                                                                                                        ---------
  Other comprehensive (loss) income,
    net of tax                                                                                                             (9,218)
                                                                                                                        ---------
Comprehensive income                                                                                                      127,203
Conversion of 196,798 Class B
  Convertible Common shares to
  Class A Common shares                      2       (2)       -          -              -          -             -          -
Exercise of 4,234,440 Class A
  stock options                             42     -         45,602       -              -          -             -        45,644
Employee stock purchases of 120,674
  treasury shares                         -        -            639       -              -         1,347          -         1,986
Amortization of unearned restricted
  stock compensation                      -        -           -          -              -          -              101        101
Issuance of 9,385,000 treasury
  shares, net of fees                     -        -        104,714       -              -        46,765          -       151,479
Tax benefit on Class A
  stock options exercised                 -        -         12,836       -              -          -             -        12,836
Tax benefit on disposition of
  employee stock purchases                -        -             65       -              -          -             -            65
Other                                     -        -            154       -              -          -             -           154
                                       -------  -------  ----------  ---------  -------------  ---------  ------------  ---------

BALANCE, February 28, 2002             $   793  $   146  $  431,216  $ 592,219  $     (35,222) $ (33,366) $        (50) $ 955,736
                                       =======  =======  ==========  =========  =============  =========  ============  =========

               The accompanying notes to consolidated financial statements are an integral part of these statements.


                                 CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                           For the Years Ended
                                                                -----------------------------------------
                                                                February 28,   February 28,   February 29,
                                                                    2002           2001           2000
                                                                ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $    136,421   $     97,342   $    77,375

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                   51,873         44,613        40,892
      Amortization of intangible assets                               33,531         25,770        23,831
      Deferred tax provision (benefit)                                 3,675          6,677        (1,500)
      Extraordinary item, net of income taxes                          1,554           -             -
      Amortization of discount on long-term debt                         516            503           427
    Loss (gain) on sale of assets                                        324          2,356        (2,003)
    Stock-based compensation expense                                     101            280           856
    Equity in earnings of joint venture                               (1,667)          -             -
    Change in operating assets and liabilities,
      net of effects from purchases of businesses:
        Accounts receivable, net                                     (44,804)       (27,375)      (10,812)
        Inventories, net                                             (19,130)       (57,126)        1,926
        Prepaid expenses and other current assets                        566         (6,443)        4,663
        Accounts payable                                              19,069        (11,354)      (17,070)
        Accrued excise taxes                                           4,502         26,519       (18,719)
        Other accrued expenses and liabilities                        30,996          4,333        44,184
        Other assets and liabilities, net                             (4,228)        (2,320)        4,005
                                                                ------------   ------------   -----------
          Total adjustments                                           76,878          6,433        70,680
                                                                ------------   ------------   -----------
          Net cash provided by operating activities                  213,299        103,775       148,055
                                                                ------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                     (472,832)        (4,459)     (452,910)
  Investment in joint venture                                        (77,282)          -             -
  Purchases of property, plant and equipment                         (71,148)       (68,217)      (57,747)
  Proceeds from sale of assets                                        35,815          2,009        14,977
                                                                ------------   ------------   -----------
          Net cash used in investing activities                     (585,447)       (70,667)     (495,680)
                                                                ------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net of discount          252,539        319,400     1,486,240
  Proceeds from equity offerings, net of fees                        151,479           -             -
  Net proceeds from (repayment of) notes payable                      51,403        (23,615)      (60,629)
  Exercise of employee stock options                                  45,027         13,806         3,358
  Proceeds from employee stock purchases                               1,986          1,547         1,428
  Principal payments of long-term debt                              (260,982)      (221,908)   (1,059,952)
  Payment of issuance costs of long-term debt                         (4,537)        (5,794)      (14,888)
                                                                ------------   ------------   -----------
          Net cash provided by financing activities                  236,915         83,436       355,557
                                                                ------------   ------------   -----------

Effect of exchange rate changes on cash and cash investments          (1,478)        (5,180)       (1,269)
                                                                ------------   ------------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS                (136,711)       111,364         6,663
CASH AND CASH INVESTMENTS, beginning of year                         145,672         34,308        27,645
                                                                ------------   ------------   -----------
CASH AND CASH INVESTMENTS, end of year                          $      8,961   $    145,672   $    34,308
                                                                ============   ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                    $    122,121   $    105,644   $    95,004
                                                                ============   ============   ===========
    Income taxes                                                $     75,054   $     54,427   $    35,478
                                                                ============   ============   ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired      $    617,487   $     15,115   $   562,204
    Liabilities assumed                                             (138,913)       (10,656)     (106,805)
                                                                ------------   ------------   -----------
    Cash paid                                                        478,574          4,459       455,399
    Less - cash acquired                                              (5,742)          -           (2,489)
                                                                ------------   ------------   -----------
    Net cash paid for purchases of businesses                   $    472,832   $      4,459   $   452,910
                                                                ============   ============   ===========

    Property, plant and equipment contributed to joint venture  $     30,020   $       -      $      -
                                                                ============   ============   ===========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     DESCRIPTION  OF  BUSINESS -
     Constellation Brands, Inc. and its subsidiaries (the "Company") operate primarily in the beverage alcohol industry. The Company is a leader in the production and marketing of beverage alcohol brands in North America and the United Kingdom. The Company is the largest single-source supplier of wine, imported beer and distilled spirits in the United States. In the United Kingdom, the Company is a leading producer and marketer of wine and cider, and a leading independent drinks wholesaler. The Company's products are distributed by more than 1,000 wholesale distributors in North America. In the United Kingdom, the Company distributes its branded products and those of other companies to more than 16,500 customers.

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

     FOREIGN CURRENCY TRANSLATION -
     The "functional currency" for translating the accounts of the Company's operations outside the U.S. is the local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expenses.

     CASH INVESTMENTS -
     Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 28, 2002, were not significant. At February 28, 2001, cash investments consist of investments in commercial paper of $141.0 million, which were classified as held-to-maturity.


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

     ACCOUNTS RECEIVABLE: The carrying amount approximates fair value due to the short maturity of these instruments, the creditworthiness of the customers and the large number of customers constituting the accounts receivable balance.
     NOTES PAYABLE: These instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
     LONG-TERM DEBT: The carrying value of the debt facilities with short-term variable interest rates approximates the fair value. The fair value of the fixed rate debt was estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.
     FOREIGN EXCHANGE HEDGING AGREEMENTS: The fair value of currency forward contracts is estimated based on quoted market prices.
     LETTERS OF CREDIT: At February 28, 2002, and February 28, 2001, the Company had letters of credit outstanding totaling $13.2 million and $12.3 million, respectively, which guarantee payment for certain obligations. The Company recognizes expense on these obligations as incurred and no material losses are anticipated.

     The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows:


                                        February 28, 2002                        February 28, 2001
                             ---------------------------------------   --------------------------------------
                              Notional      Carrying        Fair        Notional     Carrying        Fair
                               Amount        Amount         Value        Amount       Amount         Value
                             ----------    -----------   -----------   ----------   -----------   -----------
(in thousands)
Assets:
------
Currency forward contracts   $    2,277    $         6   $         6   $    7,250   $      -      $       353

Liabilities:
-----------
Notes payable                $     -       $    54,775   $    54,775   $     -      $     4,184   $     4,184
Long-term debt, including
  current portion            $     -       $ 1,374,792   $ 1,407,374   $     -      $ 1,361,613   $ 1,380,050
Currency forward contracts   $    8,810    $      (105)  $      (105)  $     -      $      -      $      -

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

     The Company uses foreign currency exchange agreements to reduce the risk of foreign currency exchange rate fluctuations resulting primarily from contracts to purchase inventory items that are denominated in various foreign currencies. Certain of these derivative contracts are designated to hedge the exposure to variable cash flows of a forecasted transaction and are classified as cash flow hedges. As such, the effective portion of the change in the fair value of the derivatives is recorded each period in the balance sheet in accumulated other comprehensive income/loss ("AOCI"), and is reclassified into the statement of income, primarily as a component of cost of product sold, in the same period during which the hedged transaction affects earnings. The currency forward exchange contracts used generally have maturity terms of twelve months or less. The Company expects the entire balance in AOCI related to cash flow hedges to be reclassified to the statement of income within the next twelve months. The Company formally documents all relationships between hedging instruments and hedged items in accordance with SFAS No. 133 requirements.

     The Company uses the remaining foreign currency exchange agreements to reduce the risk of foreign currency exchange rate fluctuations resulting primarily from recorded accounts payable denominated in various foreign currencies. As these derivative contracts have not been designated as hedging instruments, all resulting gains or losses are recognized in earnings in the period of change.

     The Company has exposure to foreign currency risk, primarily in the United Kingdom, as a result of having international subsidiaries. The Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. Such borrowings are designated as a hedge of the foreign currency exposure of the net investment in the foreign operation. Accordingly, the effective portion of the foreign currency gain or loss on the hedging debt instrument is reported in AOCI as part of the foreign currency translation adjustments. For fiscal years ended February 28, 2002, and February 28, 2001, net gains of $5.4 million and $20.0 million, respectively, are included in foreign currency translation adjustments within AOCI.

     INVENTORIES -
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:


                                 February 28,     February 28,
                                     2002             2001
                                 ------------     ------------
(in thousands)
Raw materials and supplies       $     34,126     $     28,007
In-process inventories                524,373          450,650
Finished case goods                   219,087          191,361
                                 ------------     ------------
                                 $    777,586     $    670,018
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
     Agency license agreements                 16 to 40
     Deferred financing costs                   5 to 10

     LONG-LIVED ASSETS AND INTANGIBLES -
     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that, when an impairment has occurred, long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company recorded an asset impairment of $1.4 million in Fiscal 2002 in connection with the sale of the Stevens Point Brewery in March 2002.

     ADVERTISING AND PROMOTION COSTS -
     The Company generally expenses advertising and promotion costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2002, and February 28, 2001, were not material. Advertising and promotion expense for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, were $310.9 million, $264.4 million, and $279.6 million, respectively.

     INCOME TAXES -
     The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax basis of assets and liabilities.

     ENVIRONMENTAL -
     Environmental expenditures that relate to current operations are expensed as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2002, and February 28, 2001.

     COMPREHENSIVE INCOME -
     Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized gains on derivative instruments and is presented in the Consolidated Statements of Changes in Stockholders' Equity. See Note 15 for changes in the components of accumulated other comprehensive loss.

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

     COMMON STOCK SPLIT -
     During April 2002, the Board of Directors approved a two-for-one stock split of both the Company's Class A Common Stock and Class B Convertible Common Stock, which will be distributed in the form of a stock dividend on May 13, 2002, to stockholders of record on April 30, 2002. All share and per share amounts have been retroactively restated to give effect to the common stock split.

     OTHER -
     Certain February 28, 2001, and February 29, 2000, balances have been reclassified to conform to current year presentation.

2.   ACQUISITIONS:

     BLACK VELVET ASSETS ACQUISITION -
     On April 9, 1999, in an asset acquisition, the Company acquired several well-known Canadian whisky brands, including Black Velvet, production facilities located in Alberta and Quebec, Canada, case goods and bulk whisky inventories and other related assets from affiliates of Diageo plc (the "Black Velvet Assets"). In connection with the transaction, the Company also entered into multi-year agreements with affiliates of Diageo plc to provide packaging and distilling services for various brands retained by the Diageo plc affiliates. The purchase price was $183.6 million and was financed by the proceeds from the sale of the Senior Subordinated Notes (as defined in Note 7).

     The Black Velvet Assets acquisition was accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $36.0 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Black Velvet Assets are reported in the Imported Beer and Spirits segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     FRANCISCAN AND SIMI ACQUISITIONS -
     On June 4, 1999, the Company purchased all of the outstanding capital stock of Franciscan Vineyards, Inc. ("Franciscan Estates") and, in related transactions, purchased vineyards, equipment and other vineyard related assets located in Northern California (collectively, the "Franciscan Acquisition"). The purchase price was $212.4 million in cash plus assumed debt, net of cash acquired, of $30.8 million. The purchase price was financed primarily by additional term loan borrowings under the senior credit facility. Also, on June 4, 1999, the Company purchased all of the outstanding capital stock of Simi Winery, Inc. ("Simi") (the "Simi Acquisition"). The cash purchase price was $57.5 million and was financed by revolving loan borrowings under the senior credit facility. The purchases were accounted for using the purchase method; accordingly, the acquired assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill) for the Franciscan Acquisition and the Simi Acquisition, $94.5 million and $5.8 million, respectively, is being amortized on a straight-line basis over 40 years. The Franciscan Estates and Simi operations, together with Ravenswood (as defined below), are managed as a separate business segment of the Company ("Fine Wine"). The results of operations of the Fine Wine segment have been included in the Consolidated Statements of Income since the date of acquisition.

     FORTH WINES ACQUISITION -
     On October 27, 2000, the Company purchased all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The purchase price was $4.5 million and was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired (goodwill), $2.2 million, is being amortized on a straight-line basis over 40 years. The results of operations of Forth Wines are reported in the U.K. Brands and Wholesale segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     TURNER ROAD VINTNERS ASSETS ACQUISITION -
     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The preliminary purchase price of the Turner Road Vintners Assets, including assumption of indebtedness of $9.4 million, was $289.8 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes (as defined in Note 7) and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $146.1 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Turner Road Vintners Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     CORUS ASSETS ACQUISITION -
     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The preliminary purchase price of the Corus Assets, including assumption of indebtedness of $3.0 million, was $52.3 million plus an earn-out over six years based on the performance of the brands. The purchase price is subject to final closing adjustments which the Company does not expect to be material. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $44.6 million, is being amortized on a straight-line basis over 40 years. The results of operations of the Corus Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     RAVENSWOOD ACQUISITION -
     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"). Ravenswood produces, markets and sells super-premium and ultra-premium California wine, primarily under the Ravenswood brand name. The preliminary purchase price of Ravenswood, including assumption of indebtedness of $2.9 million, was $151.8 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The purchase price was financed with revolving loan borrowings under the senior credit facility. The Ravenswood acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $98.9 million, is not amortizable and will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142 (as defined in Note 21). The Ravenswood acquisition was consistent with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The results of operations of Ravenswood are reported in the Fine Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table summarizes the estimated fair values of the Ravenswood assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. Estimated fair values at July 2, 2001, are as follows:

          Current assets                               $  38,044
          Property, plant and equipment                   14,994
          Other assets                                       353
          Trademarks                                      50,000
          Goodwill                                        93,948
                                                       ---------
            Total assets acquired                        197,339

          Current liabilities                             14,019
          Long-term liabilities                           34,396
                                                       ---------
            Total liabilities assumed                     48,415
                                                       ---------

          Net assets acquired                          $ 148,924
                                                       =========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth unaudited pro forma results of operations of the Company for the fiscal years ended February 28, 2002, and February 28, 2001. The unaudited pro forma results of operations give effect to the acquisitions of the Turner Road Vintners Assets, the Corus Assets and Ravenswood as if they occurred on March 1, 2000. The unaudited pro forma results of operations for the fiscal year ended February 28, 2001, does not give pro forma effect to the acquisition of Forth Wines as if it occurred on March 1, 2000, as it is not significant. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations for Fiscal 2002 (shown in the table below), reflect total nonrecurring charges of $12.6 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, which were incurred by Ravenswood prior to the acquisition.

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

                                               February 28,    February 28,
                                                   2002            2001
                                               ------------    ------------
(in thousands, except per share data)
Net sales                                      $  2,835,862    $  2,655,777
Income before extraordinary item               $    129,308    $     80,348
Extraordinary item, net of income taxes        $     (1,554)   $       -
Net income                                     $    127,754    $     80,348

Earnings per common share:
  Basic:
  Income before extraordinary item             $       1.51    $       1.09
  Extraordinary item, net of income taxes             (0.02)           -
                                               ------------    ------------
  Earnings per common share - basic            $       1.49    $       1.09
                                               ============    ============

  Diluted:
  Income before extraordinary item             $       1.47    $       1.07
  Extraordinary item, net of income taxes             (0.02)           -
                                               ------------    ------------
  Earnings per common share - diluted          $       1.45    $       1.07
                                               ============    ============

Weighted average common shares outstanding:
  Basic                                              85,505          73,446
  Diluted                                            87,825          74,751

3.   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:

                                    February 28,     February 28,
                                        2002             2001
                                    ------------     ------------
(in thousands)
Land                                $     92,193     $     82,976
Vineyards                                 32,828           47,227
Buildings and improvements               153,643          140,349
Machinery and equipment                  486,881          455,197
Motor vehicles                             7,046            9,190
Construction in progress                  38,071           18,347
                                    ------------     ------------
                                         810,662          753,286
Less - Accumulated depreciation         (231,898)        (204,672)
                                    ------------     ------------
                                    $    578,764     $    548,614
                                    ============     ============

4.   OTHER ASSETS:

     The major components of other assets are as follows:

                                    February 28,     February 28,
                                        2002             2001
                                    ------------     ------------
(in thousands)
Goodwill                            $    722,393     $    447,813
Trademarks                               376,718          246,989
Investment in joint venture              110,520             -
Distribution rights and agency
  license agreements                      87,052           87,052
Other                                     75,223           75,382
                                    ------------     ------------
                                       1,371,906          857,236
Less - Accumulated amortization         (112,533)         (84,670)
                                    ------------     ------------
                                    $  1,259,373     $    772,566
                                    ============     ============

5.   INVESTMENT IN JOINT VENTURE:

     On July 31, 2001, the Company and BRL Hardy Limited completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and BRL Hardy Limited, the second largest wine company in Australia. PWP produces, markets and sells a global portfolio of premium wine in the United States, including a range of Australian imports. PWP has exclusive distribution rights in the United States and the Caribbean to seven brands - Banrock Station, Hardys, Leasingham, Barossa Valley Estate and Chateau Reynella from Australia; Nobilo from New Zealand; and La Baume from France. The joint venture also owns Farallon, a premium California coastal wine. In addition, PWP owns a winery and controls 1,400 acres of vineyards, all located in Monterey County, California.

     The Company contributed to PWP assets with a carrying amount of $30.0 million plus $5.5 million of cash. The Company sold assets with a carrying amount of $31.2 million to BRL Hardy (USA) Inc. ("Hardy") and received $34.9 million in cash. Hardy contributed these assets plus $5.5 million of cash to PWP. The Company and PWP are parties to the following agreements: crushing, wine production, bottling, storage, and related services agreement; inventory supply agreement; sublease and assumption agreements pertaining to certain vineyards, which agreements include a market value adjustment provision; and a market value adjustment agreement relating to a certain vineyard lease held by PWP. As of February 28, 2002, amounts related to the above agreements were not material.

     On October 16, 2001, the Company announced that PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County ("the Blackstone Assets"). The preliminary purchase price of the Blackstone Assets was $138.1 million and was financed equally by the Company and Hardy. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The Company used revolving loan borrowings under its senior credit facility to fund the Company's portion of the transaction.

     As of February 28, 2002, the Company's investment balance, which is accounted for under the equity method, was $110.5 million and is included on the Consolidated Balance Sheets in other assets. The carrying amount of the investment is less than the Company's equity in the underlying net assets of PWP by $4.1 million. This amount is included in earnings as the assets are used by PWP.

6.   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                                      February 28,         February 28,
                                          2002                 2001
                                      ------------         ------------
(in thousands)
Accrued advertising and promotions    $     46,664         $     44,501
Accrued salaries and commissions            33,481               24,589
Adverse grape contracts                     22,447                 -
Accrued income taxes payable                22,120               21,122
Accrued interest                            21,503               28,542
Other                                       98,940               79,299
                                      ------------         ------------
                                      $    245,155         $    198,053
                                      ============         ============

7.   BORROWINGS:

     Borrowings consist of the following:

                                                                                    February 28,
                                                     February 28, 2002                  2001
                                        -----------------------------------------   ------------
                                           Current       Long-term       Total          Total
                                        -------------   -----------   -----------   ------------
(in thousands)
Notes Payable:
--------------
  Senior Credit Facility -
    Revolving Credit Loans              $      50,000   $      -      $    50,000   $       -
  Other                                         4,775          -            4,775          4,184
                                        -------------   -----------   -----------   ------------
                                        $      54,775   $      -      $    54,775   $      4,184
                                        =============   ===========   ===========   ============

Long-term Debt:
---------------
  Senior Credit Facility - Term Loans   $      71,902   $   209,390   $   281,292   $    337,595
  Senior Notes                                   -          619,205       619,205        623,507
  Senior Subordinated Notes                      -          450,000       450,000        393,418
  Other Long-term Debt                          9,707        14,588        24,295          7,093
                                        -------------   -----------   -----------   ------------
                                        $      81,609   $ 1,293,183   $ 1,374,792   $  1,361,613
                                        =============   ===========   ===========   ============

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

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility due in December 2004, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling due in December 2004, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million) which expires in December 2004. The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound)
193.4 million, or $320.0 million) were fully drawn at closing. During Fiscal 2001, the Company used proceeds from operating activities to prepay a portion of the $380.0 million Tranche I Term Loan facility. During Fiscal 2002, the Company used proceeds from the sale of 645,000 shares of the Company's Class A Common Stock (see Note 13) to pay an additional portion of the $380.0 million Tranche I Term Loan facility. After these repayments, the required quarterly repayments of the Tranche I Term Loan facility were revised to $17.4 million for each quarter in 2002, $19.6 million for each quarter in 2003, and $20.0 million for each quarter in 2004. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to repay a portion of the $320.0 million Tranche II Term Loan facility ((pound) 73.0 million, or $118.3 million). On May 15, 2000, proceeds from the Sterling Series C Senior Notes (as defined below) were used to repay an additional portion of the $320.0 million Tranche II Term Loan facility ((pound) 78.8 million, or $118.2 million). After these repayments, the required quarterly repayments of the Tranche II Term Loan facility were revised to (pound) 0.4 million ($0.6 million) for each quarter in 2001 and 2002, (pound)
0.5 million ($0.7 million) for each quarter in 2003, and (pound) 8.5 million ($12.0 million) for each quarter in 2004 (the foregoing U.S. dollar equivalents are as of February 28, 2002). There are certain mandatory term loan prepayments, including those based on sale of assets and issuance of debt and equity, in each case subject to customary baskets, exceptions and thresholds.

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving Credit loans and 1.00% and 1.75% for Term Loans. As of February 28, 2002, the margin was 1.125% for Revolving Credit loans and 1.625% for Term Loans. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments at 0.50% per annum as of February 28, 2002. This fee is based upon the Company's quarterly Debt Ratio and can range from 0.25% to 0.50%.

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

     As of February 28, 2002, under the 2000 Credit Agreement, the Company had outstanding term loans of $281.3 million bearing a weighted average interest rate of 3.9% and $50.0 million of revolving loans bearing a weighted average interest rate of 3.1%. Amounts available to be drawn down under the Revolving Credit Loans, after deducting undrawn letters of credit of $13.2 million and $12.3 million, were $236.8 million and $287.7 million at February 28, 2002, and February 28, 2001, respectively. The Company had average outstanding Revolving Credit Loans of $84.4 million, $47.6 million, and $73.0 million for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively. The average interest rate on the Revolving Credit Loans was 4.8%, 7.8%, and 7.4% for Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively.

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

     On November 17, 1999, the Company issued (pound) 75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). The net proceeds of the offering
((pound) 73.0 million, or $118.3 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling

Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2000. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound) 75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged (pound) 74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound) 74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2002, the Company had outstanding (pound) 1.0 million ($1.4 million) aggregate principal amount of Sterling Series B Senior Notes.

      On May 15, 2000, the Company issued (pound) 80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound) 79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound) 78.8 million, or $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2000. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. As of February 28, 2002, the Company had outstanding (pound) 154.0 million ($218.3 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

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

     SENIOR SUBORDINATED NOTES -
     On December 27, 1993, the Company issued $130.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003 (the "Original Notes"). On October 29, 1996, the Company issued $65.0 million aggregate principal amount of 8 3/4% Series B Senior Subordinated Notes due in December 2003, which in February 1997 were exchanged for $65.0 million aggregate principal amount of 8 3/4% Series C Senior Subordinated Notes due in December 2003 (the "Series C Notes"). In February 2002, the Company redeemed the Original Notes and the Series C Notes with the proceeds from the January 2002 Senior Subordinated Notes (as defined below). In connection with this redemption, the Company incurred an extraordinary loss of $2.6 million ($1.6 million, net of income taxes) related to the write-off of the remaining deferred financing costs and unamortized discount.

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

     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 ("January 2002 Senior Subordinated Notes"). The net proceeds of the offering ($247.2 million) were used to repay the Original Notes and the Series C Notes and to repay a portion of the outstanding indebtedness under the Company's senior credit facility. Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15 of each year, beginning July 15, 2002. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

     TRUST INDENTURES -
     The Company's various Trust Indentures relating to the senior notes and senior subordinated notes contain certain covenants, including, but not limited to: (i) limitation on indebtedness; (ii) limitation on restricted payments;
(iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on dividends and other payment restrictions affecting subsidiaries; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge ratio requiring a specified minimum.

     DEBT PAYMENTS -
     Principal payments required under long-term debt obligations (excluding unamortized discount) during the next five fiscal years and thereafter are as follows:

                     (in  thousands)
                     2003                  $     81,609
                     2004                        85,047
                     2005                       131,508
                     2006                         2,524
                     2007                       202,042
                     Thereafter                 872,554
                                           ------------
                                           $  1,375,284
                                           ============

8.   INCOME TAXES:

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

     The income tax provision consisted of the following:

                                         For the Years Ended
                             ------------------------------------------
                             February 28,   February 28,   February 29,
                                 2002           2001           2000
                             ------------   ------------   ------------
(in thousands)
Current:
  Federal                    $     64,823   $     39,082   $     38,588
  State                            10,930          7,934          6,091
  Foreign                          12,556         11,202          8,405
                             ------------   ------------   ------------
    Total current                  88,309         58,218         53,084

Deferred:
  Federal                            (492)        (2,017)       (10,804)
  State                              (251)           402          2,874
  Foreign                           4,418          8,292          6,430
                             ------------   ------------   ------------
    Total deferred                  3,675          6,677         (1,500)
                             ------------   ------------   ------------

Income tax provision         $     91,984   $     64,895   $     51,584
                             ============   ============   ============

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

     Significant components of deferred tax (liabilities) assets consist of the following:

                                        February 28,     February 28,
                                            2002             2001
                                        ------------     ------------
(in thousands)
Depreciation and amortization           $   (174,485)    $   (140,864)
Effect of change in accounting method         (1,699)          (7,928)
Inventory reserves                            (2,232)          (5,791)
Insurance accruals                             5,415            4,964
Restructuring                                  1,004            4,292
Other accruals                                18,974           13,995
                                        ------------     ------------
                                        $   (153,023)    $   (131,332)
                                        ============     ============

     A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:

                                                                          For the Years Ended
                                         ---------------------------------------------------------------------------------------
                                                  February 28,                February 28,                  February 29,
                                                      2002                        2001                          2000
                                         ---------------------------   ---------------------------   ---------------------------
                                                            % of                          % of                          % of
                                                           Pretax                        Pretax                        Pretax
                                            Amount         Income         Amount         Income         Amount         Income
                                         ------------   ------------   ------------   ------------   ------------   ------------
(in thousands)
Income tax provision at statutory rate   $     80,486           35.0   $     56,783           35.0   $     45,136           35.0
State and local income taxes, net of
  federal income tax benefit                    6,942            3.0          5,022            3.1          3,077            2.4
Earnings of subsidiaries taxed at
  other than U.S. statutory rate                1,105            0.5            616            0.4          1,294            1.0
Miscellaneous items, net                        3,451            1.5          2,474            1.5          2,077            1.6
                                         ------------   ------------   ------------   ------------   ------------   ------------
                                         $     91,984           40.0   $     64,895           40.0   $     51,584           40.0
                                         ============   ============   ============   ============   ============   ============

9.   OTHER LIABILITIES:

     The major components of other liabilities are as follows:

                                February 28,      February 28,
                                    2002               2001
                                ------------      ------------
(in  thousands)
Adverse grape contracts         $     30,119      $       -
Other                                 31,991            29,330
                                ------------      ------------
                                $     62,110      $     29,330
                                ============      ============

10.  PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

     The Company's retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the "Plan"), covers substantially all employees, excluding those employees covered by collective bargaining agreements and U.K. employees. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 12% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is in such discretionary amount as the Board of Directors may annually determine, subject to limitations of the Plan. Company contributions were $10.5 million, $8.2 million, and $7.3 million, for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively.

     The Company has a defined benefit pension plan which covers substantially all of its U.K. employees, and its assets are held by a Trustee who administers funds separately from the Company's finances. In addition, the Company has defined benefit pension plans covering certain of its Canadian employees.

     Net periodic benefit cost included the following components:

                                                                                For the        For the
                                                                               Year Ended     Year Ended
                                                                              February 28,   February 29,
                                      For the Year Ended February 28, 2002        2001           2000
                                     --------------------------------------   ------------   ------------
                                         U.K.       Canadian       Total          Total          Total
                                     -----------   ----------   -----------   ------------   ------------
(in thousands)
Service cost                         $     3,997   $      301   $     4,298   $      4,380   $      4,635
Interest cost                             10,588          961        11,549         11,254         11,205
Expected return on plan assets           (14,812)      (1,055)      (15,867)       (16,164)       (16,340)
Amortization of prior service cost          -               8             8           -              -
Recognized net actuarial gain               -             (33)          (33)           (95)          -
                                     -----------   ----------   -----------   ------------   ------------
Net periodic benefit (income) cost   $      (227)  $      182   $       (45)  $       (625)  $       (500)
                                     ===========   ==========   ===========   ============   ============


     The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts that are primarily included in other assets in the Consolidated Balance Sheets.

                                                                                                February 28,
                                                                   February 28, 2002                2001
                                                         ------------------------------------   ------------
                                                            U.K.       Canadian       Total         Total
                                                         ----------   ----------   ----------   ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                         $  179,314   $   14,202   $  193,516   $    198,797
Service cost                                                  3,997          301        4,298          4,380
Interest cost                                                10,588          961       11,549         11,254
Plan participants' contributions                              1,420         -           1,420          1,436
Plan amendment                                                 -              39           39           -
Actuarial (gain) loss                                       (13,427)         642      (12,785)          (159)
Benefits paid                                                (6,461)        (813)      (7,274)        (5,513)
Foreign currency exchange rate changes                       (3,435)        (606)      (4,041)       (16,679)
                                                        -----------   ----------   ----------   ------------
Benefit obligation as of last day of February           $   171,996   $   14,726   $  186,722   $    193,516
                                                        ===========   ==========   ==========   ============

Change in plan assets:
Fair value of plan assets as of March 1                 $   194,071   $   13,640   $  207,711   $    222,829
Actual return on plan assets                                (16,185)        (370)     (16,555)         6,926
Plan participants' contributions                              1,420         -           1,420          1,436
Employer contribution                                          -             554          554            573
Benefits paid                                                (6,461)        (813)      (7,274)        (5,513)
Foreign currency exchange rate changes                       (3,501)        (540)      (4,041)       (18,540)
                                                        -----------   ----------   ----------   ------------
Fair value of plan assets as of last day of February    $   169,344   $   12,471   $  181,815   $    207,711
                                                        ===========   ==========   ==========   ============

Funded status of the plan as of last day of February:
Funded status                                           $    (2,652)  $   (2,255)  $   (4,907)  $     14,195
Unrecognized prior service cost                                -              30           30           -
Unrecognized actuarial loss                                  28,046          620       28,666          9,423
                                                        -----------   ----------   ----------   ------------
Prepaid (accrued) benefit cost                          $    25,394   $   (1,605)  $   23,789   $     23,618
                                                        ===========   ==========   ==========   ============

     The following table sets forth the principal assumptions used in developing the benefit obligation and the net periodic pension expense:

                                              February 28, 2002              February 28, 2001
                                         ---------------------------    ---------------------------
                                             U.K.         Canadian          U.K.         Canadian
                                         -----------    ------------    -----------    ------------
Rate of return on plan assets               7.75%           8.00%          7.75%           8.50%
Discount rate                               6.00%           7.00%          6.00%           7.25%
Rate of compensation increase               3.75%            -             4.00%            -

11.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

     The Company currently sponsors multiple non-pension postretirement and postemployment benefit plans for certain of its Imported Beer and Spirits segment employees.

     The status of the plans is as follows:

                                                                                              February 28,
                                                                February 28, 2002                 2001
                                                    ---------------------------------------   ------------
                                                      Non-U.S.        U.S.         Total          Total
                                                    ------------   ----------   -----------   ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                    $        966   $    3,219   $     4,185   $      3,651
Service cost                                                  27          128           155            136
Interest cost                                                 80          225           305            261
Benefits paid                                                (34)        (159)         (193)          (182)
Plan amendment                                               184         -              184           -
Actuarial loss                                                75           12            87            366
Foreign currency exchange rate changes                       (47)        -              (47)           (47)
                                                    ------------   ----------   -----------   ------------
Benefit obligation as of the last day of February   $      1,251   $    3,425   $     4,676   $      4,185
                                                    ============   ==========   ===========   ============

Funded status as of the last day of February:
Funded status                                       $     (1,251)  $   (3,425)  $    (4,676)  $     (4,185)
Unrecognized prior service cost                              161          191           352            213
Unrecognized net loss                                        267           82           349            281
                                                    ------------   ----------   -----------   ------------
Accrued benefit liability                           $       (823)  $   (3,152)  $    (3,975)  $     (3,691)
                                                    ============   ==========   ===========   ============

Components of net periodic benefit cost for the
  twelve months ended the last day of February:
Service cost                                        $         27   $      128   $       155   $        136
Interest cost                                                 80          225           305            261
Amortization of prior service cost                            19           22            41             22
Recognized net actuarial loss                                  9         -                9           -
                                                    ------------   ----------   -----------   ------------
Net periodic benefit cost                           $        135   $      375   $       510   $        419
                                                    ============   ==========   ===========   ============

     The following table sets forth the principal assumptions used in developing the benefit obligation and the net periodic non-pension postretirement and postemployment expense:

                                        February 28, 2002            February 28, 2001
                                    --------------------------   --------------------------
                                      Non-U.S.         U.S.        Non-U.S.         U.S.
                                    -----------     ----------   -----------     ----------
Discount rate                          6.50%           6.50%        7.00%           7.00%
Rate of compensation increase          4.00%            -           4.00%            -

     At February 28, 2002, a 10.0% annual rate of increase and a 7.5% annual rate of increase in the per capita cost of covered health benefits were assumed for the first year for the Non-U.S. and U.S. plans, respectively. These rates were assumed to decrease gradually to 4.7% over seven years and 4.0% over 3 years for the Non-U.S. and U.S. plans, respectively, and to remain at this level thereafter. Assumed healthcare trend rates could have a significant effect on the amount reported for health care plans. A 1% change in assumed health care cost trend rate would have the following effects:

                                                       1% Increase    1% Decrease
                                                       -----------    -----------
(in thousands)
Effect on total service and interest cost components   $        60    $       (52)
Effect on postretirement benefit obligation            $       541    $      (468)

12.  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES -
     Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows during the next five fiscal years and thereafter:

                                 (in  thousands)
                                 2003          $  20,463
                                 2004             18,172
                                 2005             15,982
                                 2006             13,696
                                 2007             16,729
                                 Thereafter      100,037
                                               ---------
                                               $ 185,079
                                               =========

     Rental expense was $24.0 million, $19.6 million, and $17.4 million for Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively.

     PURCHASE COMMITMENTS AND CONTINGENCIES -
     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling and Canadian dollars. The maximum future obligation under these agreements, based upon exchange rates at February 28, 2002, aggregate $19.1 million for contracts expiring through December 2006.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through June 2008. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 2002, the Company believes it is in compliance with all of its material distribution agreements and, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

     In connection with previous acquisitions as well as with the Turner Road Vintners Assets acquisition and the Corus Assets acquisition, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to sixteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $177.0 million of grapes under these contracts during Fiscal 2002. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining term of the contracts will be $785.3 million.

     In connection with the Turner Road Vintners Assets acquisition and the Corus Assets acquisition, the Company established a reserve for the estimated loss on firm purchase commitments assumed at the time of acquisition of $52.6 million.

     The Company's aggregate obligations under bulk wine purchase contracts will be $25.0 million over the remaining term of the contracts which expire through fiscal 2005.

     EMPLOYMENT CONTRACTS -
     The Company has employment contracts with certain of its executive officers and certain other management personnel with automatic one year renewals unless terminated by either party. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. The aggregate commitment for future compensation and severance, excluding incentive bonuses, was $4.8 million as of February 28, 2002, of which none was accrued as of February 28, 2002.

     EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
     Approximately 29% of the Company's full-time employees are covered by collective bargaining agreements at February 28, 2002. Agreements expiring within one year cover approximately 10% of the Company's full-time employees.

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

     At February 28, 2002, there were 76,413,648 shares of Class A Common Stock and 12,105,490 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

     STOCK REPURCHASE AUTHORIZATION -
     In June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. No shares were repurchased during Fiscal 2002, Fiscal 2001 and Fiscal 2000.

     EQUITY OFFERINGS -
     During March 2001, the Company completed a public offering of 8,740,000 shares of its Class A Common Stock, which was held as treasury stock. This resulted in net proceeds to the Company, after deducting underwriting discounts and expenses, of $139.4 million. The net proceeds were used to repay revolving loan borrowings under the senior credit facility of which a portion was incurred to partially finance the acquisition of the Turner Road Vintners Assets.

     During October 2001, the Company sold 645,000 shares of its Class A Common Stock, which was held as treasury stock, in connection with a public offering of Class A Common Stock by stockholders of the Company. The net proceeds to the Company, after deducting underwriting discounts, of $12.1 million were used to repay borrowings under the senior credit facility.

     LONG-TERM STOCK INCENTIVE PLAN -
     Under the Company's Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. At the Company's Annual Meeting of Stockholders held on July 20, 1999, stockholders approved the amendment to the Company's Long-Term Stock Incentive Plan to increase the aggregate number of shares of the Class A Common Stock available for awards under the plan from 16,000,000 shares to 28,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the "Committee"). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During Fiscal 2002 and Fiscal 2001, no stock appreciation rights were granted. No restricted stock was granted during Fiscal 2002. During Fiscal 2001, 15,100 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $13.31 per share.

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

     A summary of stock option activity under the Company's long-term stock incentive plan and the incentive stock option plan is as follows:

                                                  Weighted                      Weighted
                                    Shares         Average                       Average
                                    Under         Exercise       Options        Exercise
                                    Option          Price      Exercisable        Price
                                 ------------   ------------   ------------   ------------
Balance, February 28, 1999          9,019,020   $       8.32      1,969,140   $       6.14
Options granted                     3,279,200   $      12.60
Options exercised                    (750,760)  $       4.48
Options forfeited/canceled           (594,460)  $      11.24
                                 ------------
Balance, February 29, 2000         10,953,000   $       9.70      2,949,820   $       6.76
Options granted                     3,860,400   $      13.01
Options exercised                  (1,859,136)  $       7.44
Options forfeited/canceled           (645,460)  $      11.91
                                 ------------
Balance, February 28, 2001         12,308,804   $      10.97      4,816,884   $       8.51
Options granted                     5,115,100   $      19.12
Options exercised                  (4,234,440)  $      11.20
Options forfeited/canceled           (711,656)  $      15.49
                                 ------------
Balance, February 28, 2002         12,477,808   $      14.12      7,565,199   $      12.31
                                 ============

     The following table summarizes information about stock options outstanding at February 28, 2002:

                           Options Outstanding            Options Exercisable
                   -----------------------------------  ------------------------
                                 Weighted
                                  Average     Weighted                 Weighted
                                 Remaining     Average                  Average
    Range of         Number     Contractual   Exercise     Number      Exercise
 Exercise Prices   Outstanding     Life         Price    Exercisable     Price
-----------------  -----------  -----------  ---------- ------------  ----------
$  2.88 - $  7.50    1,729,116    4.0 years  $     5.82    1,701,916  $     5.84
$  7.81 - $ 14.89    6,108,392    7.3 years  $    12.66    4,228,633  $    12.51
$ 17.74 - $ 24.30    4,640,300    9.3 years  $    19.13    1,634,650  $    18.54
                   -----------                          ------------
                    12,477,808    7.6 years  $    14.12    7,565,199  $    12.31
                   ===========                          ============

     The weighted average fair value of options granted during Fiscal 2002, Fiscal 2001, and Fiscal 2000 was $8.99, $5.45, and $6.57, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.7% for Fiscal 2002, 6.2% for Fiscal 2001, and 5.7% for Fiscal 2000; volatility of 41.0% for Fiscal 2002, 38.8% for Fiscal 2001, and 40.0% for Fiscal 2000; and expected option life of 6.0 years for Fiscal 2002, 4.7 years for Fiscal 2001, and 7.0 years for Fiscal 2000. The dividend yield was 0% for Fiscal 2002, Fiscal 2001, and Fiscal 2000. Forfeitures are recognized as they occur.

     EMPLOYEE STOCK PURCHASE PLANS -
     The Company has a stock purchase plan under which 4,500,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During Fiscal 2002, Fiscal 2001, and Fiscal 2000, employees purchased 120,674 shares, 147,776 shares, and 124,248 shares, respectively.

     The weighted average fair value of purchase rights granted during Fiscal 2002, Fiscal 2001, and Fiscal 2000 was $5.59, $3.78, and $3.04, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 2.6% for Fiscal 2002, 5.7% for Fiscal 2001, and 5.4% for Fiscal 2000; volatility of 33.2% for Fiscal 2002, 36.8% for Fiscal 2001, and 33.6% for Fiscal 2000; expected purchase right life of 0.5 years for Fiscal 2002, Fiscal 2001, and Fiscal 2000. The dividend yield was 0% for Fiscal 2002, Fiscal 2001, and Fiscal 2000.

     The Company has a stock purchase plan under which 2,000,000 shares of the Company's Class A Common Stock may be issued to eligible employees and directors of the Company's United Kingdom subsidiaries. Under the terms of the plan, participants may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. As of February 28, 2002, no shares have been issued.

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

                                                                For the Years Ended
                                       ---------------------------------------------------------------------
                                            February 28,            February 28,           February 29,
                                                2002                    2001                   2000
                                       ---------------------   ---------------------   ---------------------
                                           As         Pro          As         Pro          As         Pro
                                        Reported     Forma      Reported     Forma      Reported     Forma
                                       ----------  ---------   ----------  ---------   ----------  ---------
(in thousands, except per share data)
Net income                             $  136,421  $ 123,894   $   97,342  $  86,784   $   77,375  $  71,474
                                       ==========  =========   ==========  =========   ==========  =========
Earnings per common share:
  Basic                                $     1.60  $    1.45   $     1.33  $    1.18   $     1.07  $    0.99
  Diluted                              $     1.55  $    1.41   $     1.30  $    1.16   $     1.05  $    0.97

     The pro forma effect on net income may not be representative of that to be expected in future years.

14.  EARNINGS PER COMMON SHARE:

     The following table presents earnings per common share as follows:

                                                                  For the Years Ended
                                                       ------------------------------------------
                                                       February 28,   February 28,   February 29,
                                                           2002           2001           2000
                                                       ------------   ------------   ------------
(in thousands, except per share data)
Income before extraordinary item                       $    137,975   $     97,342   $     77,375
Extraordinary item, net of income taxes                      (1,554)          -              -
                                                       ------------   ------------   ------------
Income applicable to common shares                     $    136,421   $     97,342   $     77,375
                                                       ============   ============   ============

Weighted average common shares outstanding - basic           85,505         73,446         72,216
Stock options                                                 2,320          1,305          1,780
                                                       ------------   ------------   ------------
Weighted average common shares outstanding - diluted         87,825         74,751         73,996
                                                       ============   ============   ============

Earnings per common share:
  Basic:
  Income before extraordinary item                     $       1.62   $       1.33   $       1.07
  Extraordinary item, net of income taxes                     (0.02)          -              -
                                                       ------------   ------------   ------------
  Earnings per common share - basic                    $       1.60   $       1.33   $       1.07
                                                       ============   ============   ============

  Diluted:
  Income before extraordinary item                     $       1.57   $       1.30   $       1.05
  Extraordinary item, net of income taxes                     (0.02)          -              -
                                                       ------------   ------------   ------------
  Earnings per common share - diluted                  $       1.55   $       1.30   $       1.05
                                                       ============   ============   ============

     Stock options to purchase 2.2 million, 1.1 million and 0.3 million shares of Class A Common Stock at a weighted average price per share of $20.70, $13.93 and $14.82 were outstanding during the years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

15.  ACCUMULATED OTHER COMPREHENSIVE LOSS:

     Accumulated other comprehensive loss includes the following components:

                                  Foreign            Net           Accumulated
                                  Currency        Unrealized          Other
                                 Translation       Gains on       Comprehensive
                                 Adjustments      Derivatives         Loss
                                -------------    -------------    -------------
Balance, February 28, 2001      $     (26,004)   $        -       $     (26,004)
Current-period change                  (9,239)              21           (9,218)
                                -------------    -------------    -------------
Balance, February 28, 2002      $     (35,243)   $          21    $     (35,222)
                                =============    =============    =============

16.  RELATED PARTIES:

     Agustin Francisco Huneeus, the executive in charge of the Fine Wine segment, along with other members of his immediate family, through various family owned entities (the "Huneeus Interests") engaged in certain transactions with the Fine Wine segment during each of the three years in the period ended February 28, 2002. The Huneeus Interests engage the Fine Wine segment as the exclusive distributor of its Quintessa wines under a long-term contract; sell grapes to the Fine Wine segment pursuant to existing long-term contracts;
participate as partners with the Fine Wine segment in the ownership and operation of a winery and vineyards in Chile; and render brand management and other consulting and advisory services in the United States and internationally to the Fine Wine segment and the Company. Total payments to the Huneeus Interests pursuant to these transactions and arrangements totaled $4.8 million, $5.0 million, and $3.2 million for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively. In addition, the Fine Wine segment performs certain wine processing services for the Huneeus Interests. Total fees received from the Huneeus Interests to the Fine Wine segment for these services totaled $0.4 million, $0.6 million, and $0.6 million for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively. As of February 28, 2002 and 2001, the net amounts due to/from the Huneeus Interests under these agreements are insignificant.

17.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Gross sales to the five largest customers of the Company represented 19.1%, 17.6%, and 17.1% of the Company's gross sales for the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000, respectively. No single customer was responsible for greater than 10% of gross sales during the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000. Accounts receivable from the Company's largest customer, Southern Wine and Spirits, represented 10.0%, 9.8%, and 8.6% of the Company's total accounts receivable as of February 28, 2002, February 28, 2001, and February 29, 2000, respectively. Gross sales to the Company's five largest customers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of February 28, 2002, and February 28, 2001, and the condensed consolidating statements of operations and cash flows for each of the three years in the period ended February 28, 2002, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark, which is included in the U.K. Brands and Wholesale segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary, and certain other subsidiaries which individually, and in the aggregate, are inconsequential. The accounting policies of the subsidiaries are the same as those described in Note 1 - Summary of Significant Accounting Policies. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2002
--------------------
Current assets:
  Cash and cash investments                       $       838   $      2,084   $         6,039   $         -      $       8,961
  Accounts receivable, net                             86,315        166,875           130,732             -            383,922
  Inventories, net                                     17,662        631,050           128,934              (60)        777,586
  Prepaid expenses and other
    current assets                                      7,148         40,364            13,267             -             60,779
  Intercompany (payable) receivable                   (63,694)          (655)           64,349             -               -
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current assets                             48,269        839,718           343,321              (60)      1,231,248
Property, plant and equipment, net                     36,834        354,431           187,499             -            578,764
Investments in subsidiaries                         2,403,915        558,263              -          (2,962,178)           -
Other assets                                           84,786        935,607           238,980             -          1,259,373
                                                  -----------   ------------   ---------------   --------------   -------------
  Total assets                                    $ 2,573,804   $  2,688,019   $       769,800   $   (2,962,238)  $   3,069,385
                                                  ===========   ============   ===============   ==============   =============

Current liabilities:
  Notes payable                                   $    50,000   $       -      $         4,775   $         -      $      54,775
  Current maturities of long-term debt                 71,953          3,542             6,114             -             81,609
  Accounts payable                                     34,590         50,425            68,418             -            153,433
  Accrued excise taxes                                 12,244         37,033            10,961             -             60,238
  Other accrued expenses and liabilities               94,067         51,250            99,838             -            245,155
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current liabilities                       262,854        142,250           190,106             -            595,210
Long-term debt, less current maturities             1,278,834         14,237               112             -          1,293,183
Deferred income taxes                                  39,022         91,963            32,161             -            163,146
Other liabilities                                         476         38,174            23,460             -             62,110
Stockholders' equity:
  Class A and class B common stock                        939          6,434            64,867          (71,301)            939
  Additional paid-in capital                          431,216      1,220,550           436,466       (1,657,016)        431,216
  Retained earnings                                   592,279      1,176,931            56,930       (1,233,921)        592,219
  Accumulated other comprehensive
    income (loss)                                       1,600         (2,520)          (34,302)            -            (35,222)
  Treasury stock and other                            (33,416)          -                 -                -            (33,416)
                                                  -----------   ------------   ---------------   --------------   -------------
      Total stockholders' equity                      992,618      2,401,395           523,961       (2,962,238)        955,736
                                                  -----------   ------------   ---------------   --------------   -------------
  Total liabilities and
    stockholders' equity                          $ 2,573,804   $  2,688,019   $       769,800   $   (2,962,238)  $   3,069,385
                                                  ===========   ============   ===============   ==============   =============

                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2001
--------------------
Current assets:
  Cash and cash investments                       $   142,104   $      3,239   $           329   $         -      $     145,672
  Accounts receivable, net                             80,299        116,784           117,179             -            314,262
  Inventories, net                                     31,845        515,274           122,965              (66)        670,018
  Prepaid expenses and other
    current assets                                      6,551         33,565            20,921             -             61,037
  Intercompany (payable) receivable                   (61,783)        54,169             7,614             -               -
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current assets                            199,016        723,031           269,008              (66)      1,190,989
Property, plant and equipment, net                     30,554        320,143           197,917             -            548,614
Investments in subsidiaries                         1,835,088        525,442              -          (2,360,530)           -
Other assets                                           87,764        434,782           250,020             -            772,566
                                                  -----------   ------------   ---------------   --------------   -------------
  Total assets                                    $ 2,152,422   $  2,003,398   $       716,945   $   (2,360,596)  $   2,512,169
                                                  ===========   ============   ===============   ==============   =============

Current liabilities:
  Notes payable                                   $      -      $       -      $         4,184   $         -      $       4,184
  Current maturities of long-term debt                 49,218             70             4,888             -             54,176
  Accounts payable                                     24,003         36,824            53,966             -            114,793
  Accrued excise taxes                                  9,411         35,474            11,069             -             55,954
  Other accrued expenses and liabilities               87,385         21,624            89,044             -            198,053
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current liabilities                       170,017         93,992           163,151             -            427,160
Long-term debt, less current maturities             1,305,302            758             1,377             -          1,307,437
Deferred income taxes                                  33,232         71,619            27,123             -            131,974
Other liabilities                                         437          2,953            25,940             -             29,330
Stockholders' equity:
  Class A and class B common stock                        897          6,434            64,867          (71,301)            897
  Additional paid-in capital                          267,206        742,343           436,466       (1,178,809)        267,206
  Retained earnings                                   455,864      1,086,311            24,109       (1,110,486)        455,798
  Accumulated other comprehensive
    income (loss)                                       1,096         (1,012)          (26,088)            -            (26,004)
  Treasury stock and other                            (81,629)          -                 -                -            (81,629)
                                                  -----------   ------------   ---------------   --------------   -------------
      Total stockholders' equity                      643,434      1,834,076           499,354       (2,360,596)        616,268
                                                  -----------   ------------   ---------------   --------------   -------------
  Total liabilities and
    stockholders' equity                          $ 2,152,422   $  2,003,398   $       716,945   $   (2,360,596)  $   2,512,169
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 2002
------------------------------------
Gross sales                                       $   916,826   $  2,010,573   $     1,105,126   $     (398,567)  $   3,633,958
  Less - excise taxes                                (147,446)      (408,532)         (257,477)            -           (813,455)
                                                  -----------   ------------   ---------------   --------------   -------------
    Net sales                                         769,380      1,602,041           847,649         (398,567)      2,820,503
Cost of product sold                                 (511,714)    (1,172,935)         (615,386)         398,573      (1,901,462)
                                                  -----------   ------------   ---------------   --------------   -------------
    Gross profit                                      257,666        429,106           232,263                6         919,041
Selling, general and administrative
  expenses                                           (175,062)      (223,509)         (177,989)            -           (576,560)
                                                  -----------   ------------   ---------------   --------------   -------------
    Operating income                                   82,604        205,597            54,274                6         342,481
Equity in earnings of
  subsidiary/joint venture                             90,620         34,488              -            (123,441)          1,667
Interest expense, net                                  (3,689)      (106,610)           (3,890)            -           (114,189)
                                                  -----------   ------------   ---------------   --------------   -------------
    Income before income taxes and
      extraordinary item                              169,535        133,475            50,384         (123,435)        229,959
Provision for income taxes                            (31,566)       (42,855)          (17,563)            -            (91,984)
                                                  -----------   ------------   ---------------   --------------   -------------
    Income before extraordinary item                  137,969         90,620            32,821         (123,435)        137,975
Extraordinary item, net of income taxes                (1,554)          -                 -                -             (1,554)
                                                  -----------   ------------   ---------------   --------------   -------------
Net income                                        $   136,415   $     90,620   $        32,821   $     (123,435)  $     136,421
                                                  ===========   ============   ===============   ==============   =============

                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 2001
------------------------------------
Gross sales                                       $   741,668   $  1,759,368   $       979,509   $     (326,251)  $   3,154,294
  Less - excise taxes                                (131,997)      (396,773)         (228,839)            -           (757,609)
                                                  -----------   ------------   ---------------   --------------   -------------
    Net sales                                         609,671      1,362,595           750,670         (326,251)      2,396,685
Cost of product sold                                 (474,913)      (955,893)         (534,697)         326,273      (1,639,230)
                                                  -----------   ------------   ---------------   --------------   -------------
    Gross profit                                      134,758        406,702           215,973               22         757,455
Selling, general and administrative
  expenses                                           (140,757)      (150,241)         (195,589)            -           (486,587)
                                                  -----------   ------------   ---------------   --------------   -------------
    Operating income                                   (5,999)       256,461            20,384               22         270,868
Equity in earnings of subsidiary                      120,937         (3,825)             -            (117,112)           -
Interest expense, net                                 (27,840)       (76,076)           (4,715)            -           (108,631)
                                                  -----------   ------------   ---------------   --------------   -------------
    Income before income taxes                         87,098        176,560            15,669         (117,090)        162,237
Benefit from (provision for) income taxes              10,222        (55,623)          (19,494)            -            (64,895)
                                                  -----------   ------------   ---------------   --------------   -------------
Net income                                        $    97,320   $    120,937   $        (3,825)  $     (117,090)  $      97,342
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 29, 2000
------------------------------------
Gross sales                                       $   742,375   $  1,692,070   $     1,010,526   $     (356,272)  $   3,088,699
  Less - excise taxes                                (135,196)      (372,450)         (240,584)            -           (748,230)
                                                  -----------   ------------   ---------------   --------------   -------------
    Net sales                                         607,179      1,319,620           769,942         (356,272)      2,340,469
Cost of product sold                                 (444,993)      (983,026)         (546,174)         356,184      (1,618,009)
                                                  -----------   ------------   ---------------   --------------   -------------
    Gross profit                                      162,186        336,594           223,768              (88)        722,460
Selling, general and administrative
  expenses                                           (150,732)      (160,749)         (170,428)            -           (481,909)
Nonrecurring charges                                     -            (2,565)           (2,945)            -             (5,510)
                                                  -----------   ------------   ---------------   --------------   -------------
    Operating income                                   11,454        173,280            50,395              (88)        235,041
Equity in earnings of subsidiary                       81,776         22,974              -            (104,750)           -
Interest expense, net                                 (18,701)       (82,265)           (5,116)            -           (106,082)
                                                  -----------   ------------   ---------------   --------------   -------------
    Income before income taxes                         74,529        113,989            45,279         (104,838)        128,959
Benefit from (provision for) income taxes               2,934        (32,213)          (22,305)            -            (51,584)
                                                  -----------   ------------   ---------------   --------------   -------------
Net income                                        $    77,463   $     81,776   $        22,974   $     (104,838)  $      77,375
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 28, 2002
------------------------------------------
Net cash provided by operating
  activities                                      $   110,056   $     82,669   $        20,574   $         -      $     213,299

Cash flows from investing activities:
  Purchases of businesses, net of
    cash acquired                                    (478,574)         5,742              -                -           (472,832)
  Investment in joint venture                            -           (77,282)             -                -            (77,282)
  Purchases of property, plant and
    equipment                                         (11,544)       (43,812)          (15,792)            -            (71,148)
  Proceeds from sale of assets                           -            35,466               349             -             35,815
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash used in investing activities                (490,118)       (79,886)          (15,443)            -           (585,447)
                                                  -----------   ------------   ---------------   --------------   -------------

                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt, net of discount                             250,000           -                2,539             -            252,539
  Proceeds from equity offerings,
    net of fees                                       151,479           -                 -                -            151,479
  Net proceeds from notes payable                      50,000           -                1,403             -             51,403
  Exercise of employee stock options                   45,027           -                 -                -             45,027
  Proceeds from employee stock
    purchases                                           1,986           -                 -                -              1,986
  Principal payments of long-term debt               (249,720)        (9,346)           (1,916)            -           (260,982)
  Payment of issuance costs of
    long-term debt                                     (4,537)          -                 -                -             (4,537)
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash provided by (used in)
  financing activities                                244,235         (9,346)            2,026             -            236,915
                                                  -----------   ------------   ---------------   --------------   -------------

Effect of exchange rate changes on
  cash and cash investments                            (5,439)         5,408            (1,447)            -             (1,478)
                                                  -----------   ------------   ---------------   --------------   -------------

Net (decrease) increase in cash
  and cash investments                               (141,266)        (1,155)            5,710             -           (136,711)
Cash and cash investments, beginning
  of year                                             142,104          3,239               329             -            145,672
                                                  -----------   ------------   ---------------   --------------   -------------
Cash and cash investments, end of year            $       838   $      2,084   $         6,039   $         -      $       8,961
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 28, 2001
------------------------------------------
Net cash provided by (used in)
  operating activities                            $    92,765   $     20,479   $        (9,469)  $         -      $     103,775

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                          (5,609)       (42,771)          (19,837)            -            (68,217)
  Purchases of businesses, net of
    cash acquired                                        -              -               (4,459)            -             (4,459)
  Other                                                   120            930               959             -              2,009
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash used in investing activities                  (5,489)       (41,841)          (23,337)            -            (70,667)
                                                  -----------   ------------   ---------------   --------------   -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                              319,400           -                 -                -            319,400
  Exercise of employee stock options                   13,806           -                 -                -             13,806
  Proceeds from employee stock
    purchases                                           1,547           -                 -                -              1,547
  Principal payments of long-term debt               (220,888)           639            (1,659)            -           (221,908)
  Net repayments of notes payable                     (26,800)          (704)            3,889             -            (23,615)
  Payment of issuance costs of
    long-term debt                                     (5,794)          -                 -                -             (5,794)
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash provided by (used in)
  financing activities                                 81,271            (65)            2,230             -             83,436
                                                  -----------   ------------   ---------------   --------------   -------------

Effect of exchange rate changes on
  cash and cash investments                           (26,443)        24,435            (3,172)            -             (5,180)
                                                  -----------   ------------   ---------------   --------------   -------------

                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Net increase (decrease) in cash
  and cash investments                                142,104          3,008           (33,748)            -            111,364
Cash and cash investments, beginning
  of year                                                -               231            34,077             -             34,308
                                                  -----------   ------------   ---------------   --------------   -------------
Cash and cash investments, end of year            $   142,104   $      3,239   $           329   $         -      $     145,672
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 29, 2000
------------------------------------------
Net cash (used in) provided by
  operating activities                            $  (137,490)  $    245,989   $        39,556   $         -      $     148,055

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                          (5,163)       (42,220)          (10,364)            -            (57,747)
  Purchases of businesses, net of
    cash acquired                                        -          (453,117)              207             -           (452,910)
  Intercompany equity contributions                  (269,899)       269,899              -                -               -
  Other                                                13,000         (2,198)            4,175             -             14,977
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash used in investing activities                (262,062)      (227,636)           (5,982)            -           (495,680)
                                                  -----------   ------------   ---------------   --------------   -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                            1,486,240           -                 -                -          1,486,240
  Exercise of employee stock options                    3,358           -                 -                -              3,358
  Proceeds from employee stock
    purchases                                           1,428           -                 -                -              1,428
  Principal payments of long-term debt             (1,017,850)       (25,550)          (16,552)            -         (1,059,952)
  Net repayments of notes payable                     (56,675)           400            (4,354)            -            (60,629)
  Payment of issuance costs of
    long-term debt                                    (14,888)          -                 -                -            (14,888)
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash provided by (used in)
  financing activities                                401,613        (25,150)          (20,906)            -            355,557
                                                  -----------   ------------   ---------------   --------------   -------------

Effect of exchange rate changes on
  cash and cash investments                            (5,820)         5,850            (1,299)            -             (1,269)
                                                  -----------   ------------   ---------------   --------------   -------------

Net (decrease) increase in cash
  and cash investments                                 (3,759)          (947)           11,369             -              6,663
Cash and cash investments, beginning
  of year                                               3,759          1,178            22,708             -             27,645
                                                  -----------   ------------   ---------------   --------------   -------------
Cash and cash investments, end of year            $      -      $        231   $        34,077   $         -      $      34,308
                                                  ===========   ============   ===============   ==============   =============

19.  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in

Note 1 - Summary of Significant Accounting Policies. The Company evaluates performance based on operating profits of the respective business units.

     Segment information is as follows:

                                              For the Years Ended
                                  --------------------------------------------
                                  February 28,    February 28,    February 29,
                                      2002            2001            2000
                                  ------------    ------------    ------------
(in thousands)
Popular and Premium Wine:
-------------------------
Net sales:
  Branded:
    External customers            $    781,662    $    603,948    $    623,796
    Intersegment                         9,669           6,451           5,524
                                  ------------    ------------    ------------
    Total branded                      791,331         610,399         629,320
                                  ------------    ------------    ------------
  Other:
    External customers                  57,718          64,799          86,814
    Intersegment                        13,751          16,562           1,146
                                  ------------    ------------    ------------
    Total other                         71,469          81,361          87,960
                                  ------------    ------------    ------------
Net sales                         $    862,800    $    691,760    $    717,280
Operating income                  $    104,781    $     50,390    $     47,305
Equity in earnings of joint
  venture                         $      1,667    $       -       $       -
Long-lived assets                 $    197,353    $    191,500    $    195,061
Investment in joint venture       $    110,520    $       -       $       -
Total assets                      $  1,116,515    $    650,554    $    642,836
Capital expenditures              $     22,523    $     18,043    $     20,788
Depreciation and amortization     $     30,902    $     23,223    $     21,098

Imported Beer and Spirits:
--------------------------
Net sales:
  Beer                            $    758,800    $    659,371    $    570,380
  Spirits                              288,568         285,743         267,762
                                  ------------    ------------    ------------
Net sales                         $  1,047,368    $    945,114    $    838,142
Operating income                  $    178,805    $    167,680    $    142,931
Long-lived assets                 $     78,516    $     76,777    $     78,876
Total assets                      $    711,484    $    724,511    $    684,228
Capital expenditures              $      8,350    $      6,589    $      7,218
Depreciation and amortization     $     17,940    $     16,069    $     14,452

U.K. Brands and Wholesale:
--------------------------
Net sales:
  Branded:
    External customers            $    296,770    $    285,717    $    313,027
    Intersegment                           574           1,193              75
                                  ------------    ------------    ------------
    Total branded                      297,344         286,910         313,102
  Wholesale                            495,549         404,209         416,644
                                  ------------    ------------    ------------
Net sales                         $    792,893    $    691,119    $    729,746
Operating income                  $     47,270    $     48,961    $     48,473
Long-lived assets                 $    138,109    $    145,794    $    158,119
Total assets                      $    578,320    $    583,203    $    636,807
Capital expenditures              $     12,397    $     15,562    $     17,949
Depreciation and amortization     $     19,291    $     17,322    $     20,238

                                              For the Years Ended
                                  --------------------------------------------
                                  February 28,    February 28,    February 29,
                                      2002            2001            2000
                                  ------------    ------------    ------------
(in thousands)
Fine Wine:
----------
Net sales:
  External customers              $    141,436    $     92,898    $     62,046
  Intersegment                             753             217              73
                                  ------------    ------------    ------------
Net sales                         $    142,189    $     93,115    $     62,119
Operating income                  $     39,169    $     24,495    $     12,708
Long-lived assets                 $    156,790    $    130,375    $    106,956
Total assets                      $    628,454    $    394,740    $    357,999
Capital expenditures              $     23,696    $     27,780    $     10,741
Depreciation and amortization     $     12,850    $     10,296    $      6,028

Corporate Operations and Other:
-------------------------------
Net sales                         $       -       $       -       $       -
Operating loss                    $    (27,544)   $    (20,658)   $    (16,376)
Long-lived assets                 $      7,996    $      4,168    $      3,959
Total assets                      $     34,612    $    159,161    $     26,921
Capital expenditures              $      4,182    $        243    $      1,051
Depreciation and amortization     $      4,421    $      3,473    $      2,907

Intersegment eliminations:
--------------------------
Net sales                         $    (24,747)   $    (24,423)   $     (6,818)

Consolidated:
-------------
Net sales                         $  2,820,503    $  2,396,685    $  2,340,469
Operating income                  $    342,481    $    270,868    $    235,041
Equity in earnings of joint
  venture                         $      1,667    $       -       $       -
Long-lived assets                 $    578,764    $    548,614    $    542,971
Investment in joint venture       $    110,520    $       -       $       -
Total assets                      $  3,069,385    $  2,512,169    $  2,348,791
Capital expenditures              $     71,148    $     68,217    $     57,747
Depreciation and amortization     $     85,404    $     70,383    $     64,723

     The Company's areas of operations are principally in the United States. Operations outside the United States consist of the U.K. Brands and Wholesale segment's operations, which are primarily in the United Kingdom. No other single foreign country or geographic area is significant to the consolidated operations.

20.  NONRECURRING CHARGES:

     During Fiscal 2000, the Company incurred nonrecurring charges of $5.5 million related to the closure of a cider production facility within the U.K. Brands and Wholesale operating segment in the United Kingdom ($2.9 million) and to a management reorganization within the Popular and Premium Wine operating segment ($2.6 million).

21.  ACCOUNTING PRONOUNCEMENTS:

     During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments, including EITF Issue No. 00-14 ("EITF No. 00-14"),
"Accounting for Certain Sales Incentives," EITF Issue No. 00-22 ("EITF No. 00-22"), "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF Issue No. 00-25

("EITF No. 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." In November 2001, the EITF codified EITF No. 00-14, EITF No. 00-22, and EITF No. 00-25 as part of EITF Issue No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF No. 01-09 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-09, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company currently reports such costs referred to in EITF No. 00-14 and EITF No. 00-25 as selling, general and administrative expenses. The Company is required to adopt EITF No. 01-09 in its financial statements beginning March 1, 2002. Upon adoption of EITF No. 01-09, financial statements for prior periods presented for comparative purposes will be reclassified to comply with the requirements of EITF No. 01-09. For the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000, net sales will be reduced by $222.4 million, $176.2 million, and $182.5 million, respectively, cost of product sold will increase by $10.1 million, $7.8 million, and $8.8 million, respectively, and selling, general and administrative expenses will decrease by $232.5 million, $184.0 million, and $191.3 million, respectively. This reclassification will not effect operating income or net income.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations requiring all business combinations to be accounted for using one method, the purchase method. In addition, SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 is effective immediately for all business combinations initiated after June 30, 2001, as well as for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is required to adopt SFAS No. 141 for all business combinations for which the acquisition date was before July 1, 2001, for fiscal years beginning March 1, 2002. The adoption of the applicable provisions of SFAS No. 141 has not had a material impact on the Company's financial statements. The Company believes that the adoption of the remaining provisions of SFAS No. 141 will not have a material impact on its financial statements. On March 1, 2002, the Company reclassified $59.9 million of previously identified separable intangible assets into goodwill in accordance with the provisions of SFAS No. 141.

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to apply the provisions of SFAS No. 142 for all goodwill and intangible assets acquired prior to July 1, 2001, for fiscal years beginning March 1, 2002. For goodwill and intangible assets acquired after June 30, 2001, these assets are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company's assessment of the financial impact of SFAS No. 142 on its financial statements is that $27.3 million of amortization expense of existing goodwill and other intangible assets for the fiscal year ending February 28, 2002, will not be incurred in subsequent fiscal years. The required transition impairment evaluations are not expected to result in impairment charges.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company is required to adopt SFAS No. 144 for fiscal years beginning March 1, 2002. The Company believes the financial impact of SFAS No. 144 will not be material on its financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 are effective for fiscal years beginning March 1, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements. However, it will result in a reclassification of the previously reported extraordinary item, net of income taxes, to increase nonoperating expense ($2.6 million) and to decrease the provision for income taxes ($1.0 million).

22.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of selected quarterly financial information is as follows:

                                                                    QUARTER ENDED
                                             ----------------------------------------------------------
                                                May 31,       August 31,    November 30,   February 28,
                Fiscal 2002                       2001          2001            2001           2002        Full Year
-------------------------------------------  -------------   ------------   ------------   ------------   -----------
(in thousands, except per share data)
Net sales                                    $     642,110   $    740,775   $    764,074   $    673,544   $ 2,820,503
Gross profit                                 $     201,950   $    237,676   $    258,408   $    221,007   $   919,041
Income before extraordinary item             $      23,843   $     35,934   $     49,643   $     28,555   $   137,975
Extraordinary item, net of income taxes (1)  $        -      $       -      $       -      $     (1,554)  $    (1,554)
Net income                                   $      23,843   $     35,934   $     49,643   $     27,001   $   136,421

Earnings per common share: (2)
  Basic:
  Income before extraordinary item           $        0.29   $       0.42   $       0.57   $       0.33   $      1.62
  Extraordinary item, net of income taxes             -              -              -             (0.02)        (0.02)
                                             -------------   ------------   ------------   ------------   -----------
  Earnings per common share - basic          $        0.29   $       0.42   $       0.57   $       0.31   $      1.60
                                             =============   ============   ============   ============   ===========

  Diluted:
  Income before extraordinary item           $         0.28  $       0.41   $       0.55   $       0.32   $      1.57
  Extraordinary item, net of income taxes              -             -              -             (0.02)        (0.02)
                                             --------------  ------------   ------------   ------------   -----------
  Earnings per common share - diluted        $         0.28  $       0.41   $       0.55   $       0.30   $      1.55
                                             ==============  ============   ============   ============   ===========

                                                                    QUARTER ENDED
                                             ----------------------------------------------------------
                                                 May 31,      August 31,    November 30,   February 28,
                Fiscal 2001                       2000           2000          2000           2001         Full Year
-------------------------------------------  -------------   ------------   ------------   ------------   -----------
(in thousands, except per share data)
Net sales                                    $     585,580   $    637,490   $    629,577   $    544,038   $ 2,396,685
Gross profit                                 $     183,873   $    200,639   $    208,053   $    164,890   $   757,455
Net income                                   $      17,902   $     26,110   $     34,953   $     18,377   $    97,342
Earnings per common share: (2)
  Basic                                      $        0.25   $       0.36   $       0.48   $       0.25   $      1.33
  Diluted                                    $        0.24   $       0.35   $       0.47   $       0.24   $      1.30



(1) Represents the write-off of capitalized fees related to the extinguishment of the Company's Original Notes and Series C Notes.

(2) The sum of the quarterly earnings per common share in Fiscal 2002 and Fiscal 2001 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

ITEM 9.   CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------   ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Information required by this item has been previously reported in the Company's Current Report on Form 8-K dated April 4, 2002.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 23, 2002, under those sections of the proxy statement titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 23, 2002, under that section of the proxy statement titled "Executive Compensation" and that caption titled "Director Compensation" under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
--------  ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 23, 2002, under those sections of the proxy statement titled "Beneficial Ownership" and "Stock Ownership of Management", and under Proposal No. 3 of the proxy statement, which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 23, 2002, under that section of the proxy statement titled "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  1.   Financial  Statements

          The following consolidated financial statements of the Company are submitted herewith:

              Report of Independent Public Accountants

              Consolidated Balance Sheets - February 28, 2002, and February 28, 2001

              Consolidated Statements of Income for the years ended February 28, 2002, February 28, 2001, and February 29, 2000

              Consolidated Statements of Changes in Stockholders' Equity for the years ended February 28, 2002, February 28, 2001, and February 29, 2000

              Consolidated Statements of Cash Flows for the years ended February 28, 2002, February 28, 2001, and February 29, 2000

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

(b)  Reports on Form 8-K

     The following Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended February 28, 2002:

     (i) Form 8-K dated January 3, 2002. This Form 8-K reported information under Item 5 and included (i) the Company's Condensed Consolidated Balance Sheets as of November 30, 2001 and February 28, 2001; (ii) the Company's Condensed Consolidated Statements of Income for the three months ended November 30, 2001 and November 30, 2000; and
              (iii)
              the Company's Condensed Consolidated Statements of Income for the the nine months ended November 30, 2001 and November 30, 2000.

     (ii)     Form  8-K  dated   January  17,  2002.   This  Form  8-K  reported
              information under Item 7.


     (iii)    Form  8-K  dated   February  5,  2002.   This  Form  8-K  reported
              information under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  20,  2002                 CONSTELLATION BRANDS, INC.


                                       By: /s/ Richard Sands
                                           -----------------------------------
                                           Richard Sands, Chairman of the
                                           Board, President and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard Sands                          /s/ Thomas S. Summer
--------------------------------           -----------------------------------
Richard Sands, Chairman of the             Thomas S. Summer, Executive Vice
Board, President, and Chief                President and Chief Financial
Executive Officer (Principal               Officer (Principal Financial
Executive Officer)                         Officer and Principal Accounting
Dated: May 20, 2002                        Officer)
                                           Dated: May 20, 2002


/s/ Robert Sands                           /s/ George Bresler
--------------------------------           -----------------------------------
Robert Sands, Director                     George Bresler, Director
Dated: May 20, 2002                        Dated: May 20, 2002


/s/ James A. Locke III                     /s/ Thomas C. McDermott
--------------------------------           -----------------------------------
James A. Locke III, Director               Thomas C. McDermott, Director
Dated: May 20, 2002                        Dated: May 20, 2002


/s/ Paul L. Smith                          /s/ Jeananne K. Hauswald
--------------------------------           -----------------------------------
Paul L. Smith, Director                    Jeananne K. Hauswald, Director
Dated: May 20, 2002                        Dated: May 20, 2002

                                INDEX TO EXHIBITS

Exhibit  No.
------------

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

2.5 First Amendment to Purchase Agreement and Pro Forma Closing Balance Sheet, dated as of March 5, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (filed as Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001 and incorporated herein by reference).

2.6 Second Amendment to Purchase Agreement, date as of March 5, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (filed as Exhibit 2.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001 and incorporated herein by reference).

2.7 Agreement and Plan of Merger by and among Constellation Brands, Inc., VVV Acquisition Corp. and Ravenswood Winery, Inc. dated as of April 10, 2001 (filed as Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

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

4.1 Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.2 Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.3 Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference).

4.4 Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and
          Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).

4.5 Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

4.6 Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

4.7 Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.8 Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as
          Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).

4.9 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) acts as
          Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

4.10 Amendment No. 1 to Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

4.11 Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

4.12 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.13 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.14 Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed herewith).

4.15 Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.16 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as
          Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.17      Indenture,  with  respect  to  8%  Senior  Notes due 2008, dated as of
          February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.18 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company's Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

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

10.9 Amendment Number Four to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

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

10.13 Amendment Number Three to the Company's Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

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

10.16 Amendment Number Two to the Company's Annual Management Incentive Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

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

10.20 Second Amendment to the Company's Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

10.21 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) acts as
          Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

10.22 Amendment No. 1 to Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

10.23 Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

10.24 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

10.25 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

10.26 Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed herewith as Exhibit 4.14).

10.27 Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

10.28 Service Agreement between Matthew Clark plc and Peter Aikens, dated September 27, 1991, as amended (filed as Exhibit 10.17 to the
          Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

10.29     The  Constellation   Brands  UK  Sharesave  Scheme, as  amended (filed
          herewith).

11.1      Statement re Computation of Per Share Earnings (filed herewith).

21.1      Subsidiaries of Company (filed herewith).

23.1      Consent of Arthur Andersen LLP (filed herewith).

99.1      1989  Employee  Stock Purchase Plan (Restated June 27, 2001) (filed as
          Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

99.2      Letter to the Securities and Exchange Commission pursuant to Temporary
          Note 3T to Article 3 of Regulation S-X (filed herewith).