Form 10-Q
period 2002-05-31
CONSTELLATION BRANDS INC
filed 2002-07-15
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2002
                               ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
                               -----------------------    ----------------------


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

                                 (585) 218-3600
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2002, is set forth below:


                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share               77,249,552
Class B Common Stock, Par Value $.01 Per Share               12,095,990

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                         May 31,   February 28,
                                                          2002         2002
                                                      -----------  ------------
                                                      (unaudited)
                   ASSETS
                   -------
CURRENT ASSETS:
  Cash and cash investments                           $     6,564   $     8,961
  Accounts receivable, net                                420,853       383,922
  Inventories, net                                        767,722       777,586
  Prepaid expenses and other current assets                64,905        60,779
                                                      -----------   -----------
    Total current assets                                1,260,044     1,231,248
PROPERTY, PLANT AND EQUIPMENT, net                        580,211       578,764
GOODWILL                                                  707,050       668,083
INTANGIBLE ASSETS, net                                    379,996       425,987
OTHER ASSETS                                              169,133       165,303
                                                      -----------   -----------
  Total assets                                        $ 3,096,434   $ 3,069,385
                                                      ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                       $    32,335   $    54,775
  Current maturities of long-term debt                     84,053        81,609
  Accounts payable                                        155,469       153,433
  Accrued excise taxes                                     46,129        60,238
  Other accrued expenses and liabilities                  280,911       245,155
                                                      -----------   -----------
    Total current liabilities                             598,897       595,210
                                                      -----------   -----------
LONG-TERM DEBT, less current maturities                 1,279,183     1,293,183
                                                      -----------   -----------
DEFERRED INCOME TAXES                                     146,804       163,146
                                                      -----------   -----------
OTHER LIABILITIES                                          62,459        62,110
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at May 31, 2002,
    and February 28, 2002                                    -             -
  Class A Common Stock, $.01 par value-
    Authorized, 120,000,000 shares;
    Issued, 80,015,854 shares at
    May 31, 2002, and 79,309,174 shares at
    February 28, 2002                                         800           793
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 20,000,000 shares;
    Issued, 14,601,990 shares at
    May 31, 2002, and 14,608,390 shares
    at February 28, 2002                                      146           146
  Additional paid-in capital                              439,888       431,216
  Retained earnings                                       629,588       592,219
  Accumulated other comprehensive loss                    (27,940)      (35,222)
                                                      -----------   -----------
                                                        1,042,482       989,152
                                                      -----------   -----------
  Less-Treasury stock-
  Class A Common Stock, 2,895,526 shares at
    May 31, 2002, and February 28, 2002, at cost          (31,159)      (31,159)
  Class B Convertible Common Stock, 2,502,900 shares
    at May 31, 2002, and February 28, 2002, at cost        (2,207)       (2,207)
                                                      -----------   -----------
                                                          (33,366)      (33,366)
                                                      -----------   -----------
  Less-Unearned compensation-restricted stock awards          (25)          (50)
                                                      -----------   -----------
    Total stockholders' equity                          1,009,091       955,736
                                                      -----------   -----------
  Total liabilities and stockholders' equity          $ 3,096,434   $ 3,069,385
                                                      ===========   ===========

        The accompanying notes are an integral part of these statements.


                     CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands, except per share data)

                                                For the Three Months Ended May 31,
                                                ----------------------------------
                                                       2002             2001
                                                   -----------      -----------
                                                   (unaudited)      (unaudited)


GROSS SALES                                        $   859,011      $   788,880
  Less - Excise taxes                                 (210,070)        (193,664)
                                                   -----------      -----------
    Net sales                                          648,941          595,216
COST OF PRODUCT SOLD                                  (473,667)        (442,541)
                                                   -----------      -----------
    Gross profit                                       175,274          152,675
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                             (89,309)         (82,752)
                                                   -----------      -----------
    Operating income                                    85,965           69,923
EQUITY IN EARNINGS OF JOINT VENTURE                      2,739             -
INTEREST EXPENSE, net                                  (27,141)         (30,185)
                                                   -----------      -----------
    Income before income taxes                          61,563           39,738
PROVISION FOR INCOME TAXES                             (24,194)         (15,895)
                                                   -----------      -----------
NET INCOME                                         $    37,369      $    23,843
                                                   ===========      ===========


SHARE DATA:
Earnings per common share:
  Basic                                            $      0.42      $      0.29
                                                   ===========      ===========
  Diluted                                          $      0.40      $      0.28
                                                   ===========      ===========
Weighted average common shares outstanding:
  Basic                                                 88,845           82,508
  Diluted                                               92,353           85,051


SUPPLEMENTAL DATA RESTATED FOR EFFECT OF
  SFAS NO. 142:
Adjusted operating income                          $    85,965      $    76,277
                                                   ===========      ===========
Adjusted net income                                $    37,369      $    28,116
                                                   ===========      ===========
Adjusted earnings per common share - basic         $      0.42      $      0.34
                                                   ===========      ===========
Adjusted earnings per common share - diluted       $      0.40      $      0.33
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.


                              CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                                           For the Three Months Ended May 31,
                                                                           ----------------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
                                                                              (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $     37,369    $     23,843

  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation of property, plant and equipment                                 14,384          14,005
      Amortization of intangible assets and other assets                             1,465           7,920
      Deferred tax provision                                                         1,354            -
      Loss on sale of assets                                                           916             920
      Stock-based compensation expense                                                  25              25
      Amortization of discount on long-term debt                                        14             135
      Equity in earnings of joint venture                                           (2,739)           -
      Change in operating assets and liabilities, net of effects from purchases of businesses:
          Accounts receivable, net                                                 (32,522)        (39,164)
          Inventories, net                                                           8,993          18,800
          Prepaid expenses and other current assets                                 (3,512)         (3,387)
          Accounts payable                                                            (174)         21,251
          Accrued excise taxes                                                     (14,452)        (11,706)
          Other accrued expenses and liabilities                                    33,725           4,919
          Other assets and liabilities, net                                         (2,495)         (2,964)
                                                                              ------------    ------------
            Total adjustments                                                        4,982          10,754
                                                                              ------------    ------------
            Net cash provided by operating activities                               42,351          34,597
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                       (12,342)        (10,838)
  Payment of accrued earn-out amount                                                  (804)           -
  Purchases of businesses, net of cash acquired                                       -           (328,783)
  Proceeds from sale of assets                                                         633             368
                                                                              ------------    ------------
            Net cash used in investing activities                                  (12,513)       (339,253)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from notes payable                                  (22,560)         21,162
  Principal payments of long-term debt                                             (18,957)         (1,974)
  Payment of issuance costs of long-term debt                                           (4)         (1,014)
  Proceeds from equity offering, net of fees                                          -            139,878
  Exercise of employee stock options                                                 8,816           4,797
                                                                              ------------    ------------
            Net cash (used in) provided by financing activities                    (32,705)        162,849
                                                                              ------------    ------------

Effect of exchange rate changes on cash and cash investments                           470            (126)
                                                                              ------------    ------------

NET DECREASE IN CASH AND CASH INVESTMENTS                                           (2,397)       (141,933)
CASH AND CASH INVESTMENTS, beginning of period                                       8,961         145,672
                                                                              ------------    ------------
CASH AND CASH INVESTMENTS, end of period                                      $      6,564    $      3,739
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired                    $       -       $    368,632
    Liabilities assumed                                                               -            (39,347)
                                                                              ------------    ------------
    Cash paid                                                                         -            329,285
    Less - cash acquired                                                              -               (502)
                                                                              ------------    ------------
    Net cash paid for purchases of businesses                                 $       -       $    328,783
                                                                              ============    ============

                     The accompanying notes are an integral part of these statements.

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

1)   MANAGEMENT'S REPRESENTATIONS:

     The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain February 28, 2002, balances have been reclassified to conform to current year presentation.

2)   ACCOUNTING CHANGES:

     Effective March 1, 2002, the Company completed its adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," resulting in a reclassification of $47.0 million of previously identified separable intangible assets to goodwill and an elimination of $16.7 million of deferred tax liabilities previously associated with those intangible assets with a corresponding deduction from goodwill. The adoption of SFAS No. 141 did not have any other material impact on the Company's financial statements.

     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which were not modified as a result of adopting SFAS No. 142. Nonamortizable intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142 and amortizable intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 144 (as defined below). Note 5 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

     The Company has completed its impairment testing for nonamortizable intangible assets pursuant to the requirements of SFAS No. 142. No instances of impairment were noted during this process.

     The Company expects to complete the transitional impairment test for goodwill by the end of the six month period ended August 31, 2002, pending completion of the fair value measurement of the Company's reporting units. The Company is currently assessing the financial impact of this provision of SFAS No. 142 on its financial statements.

     The following table presents earnings and earnings per share information for the comparative quarters as if the nonamortization provisions of SFAS No.
142  had  been  applied  as  of  March  1,  2001:



                                                    For the Three Months
                                                       Ended May 31,
                                                  ------------------------
                                                     2002          2001
                                                  ----------    ----------
(in thousands, except per share data)
Reported net income                               $   37,369    $   23,843
Add back: amortization of goodwill                      -            4,078
Add back: amortization of intangibles
  reclassified to goodwill                              -              536
Add back: amortization of indefinite lived
  intangible assets                                     -            1,740
Less:  income tax effect                                -           (2,081)
                                                  ----------    ----------
Adjusted net income                               $   37,369    $   28,116
                                                  ==========    ==========

BASIC EARNINGS PER COMMON SHARE:
Reported net income                               $     0.42    $     0.29
Add back: amortization of goodwill                      -             0.05
Add back: amortization of intangibles
  reclassified to goodwill                              -             0.01
Add back: amortization of indefinite lived
  intangible assets                                     -             0.02
Less: income tax effect                                 -            (0.03)
                                                  ----------    ----------
Adjusted net income                               $     0.42    $     0.34
                                                  ==========    ==========

DILUTED EARNINGS PER COMMON SHARE:
Reported net income                               $     0.40    $     0.28
Add back: amortization of goodwill                      -             0.05
Add back: amortization of intangibles
  reclassified to goodwill                              -             -
Add back: amortization of indefinite lived
  intangible assets                                     -             0.02
Less: income tax effect                                 -            (0.02)
                                                  ----------    ----------
Adjusted net income                               $     0.40    $     0.33
                                                  ==========    ==========


     The changes in the carrying amount of goodwill for the three months ended May 31, 2002, are as follows:



                                       Popular
                                         and          Imported        U.K.
                                       Premium        Beer and     Brands and        Fine
                                         Wine          Spirits      Wholesale        Wine       Consolidated
                                      ----------     ----------    ----------     ----------    ------------
(in thousands)
Balance, February 28, 2002            $  226,798     $  105,680    $  143,321     $  192,284    $    668,083
Intangible assets reclassified to
  goodwill at March 1, 2002                 -            40,030         6,946           -             46,976
Elimination of deferred tax
  liabilities                               -           (14,611)       (2,084)          -            (16,695)
Purchase accounting allocations            5,558           -             -            (2,035)          3,523
Foreign currency translation
  adjustments                               -               527         3,832           -              4,359
Other                                        804           -             -              -                804
                                      ----------     ----------    ----------     ----------    ------------
Balance, May 31, 2002                 $  233,160     $  131,626    $  152,015     $  190,249    $    707,050
                                      ==========     ==========    ==========     ==========    ============


     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS

No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

     Effective March 1, 2002, the Company adopted EITF Issue No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which codified various issues related to the income statement classification of certain promotional payments under EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," EITF
Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-09, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company previously reported such costs as selling, general and administrative expenses. As a result of adopting EITF No. 01-09 on March 1, 2002, the Company has restated net sales, cost of product sold, and selling, general and administrative expenses for the three months ended May 31, 2001. Net sales were reduced by $46.9 million, cost of product sold was increased by $2.4 million, and selling, general and administrative expenses were reduced by $49.3 million. This reclassification did not effect operating income or net income.

3)   ACQUISITIONS:

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The purchase price of the Turner Road Vintners Assets, including assumption of indebtedness of $9.4 million, was $289.8 million. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. Based upon the final appraisal, the excess of the purchase price over the fair market value of the net assets acquired (goodwill), $147.3 million, is no longer being amortized, but will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Turner Road Vintners Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The purchase price of the Corus Assets, including assumption of indebtedness (net of cash acquired) of $3.0 million, was $52.3 million plus an earn-out over six years based on the performance of the brands. As of May 31, 2002, the Company has paid an earn-out in the amount of $0.8 million. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. Based upon the final appraisal, the excess of the purchase price over the fair market value of the net assets acquired (goodwill), $48.9 million, is no longer being amortized, but will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Corus Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. ("Ravenswood"). Ravenswood produces, markets and sells super-premium and ultra-premium California wine, primarily under the Ravenswood brand name. The preliminary purchase price of Ravenswood, including assumption of indebtedness of $2.9 million, was $151.8 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The purchase price was financed with revolving loan borrowings under the senior credit facility. The Ravenswood acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition, subject to final appraisal. The excess of the purchase price over the estimated fair market value of the net assets acquired (goodwill), $96.9 million, is not amortizable and will be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. The Ravenswood acquisition was consistent with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The results of operations of Ravenswood are reported in the Fine Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table summarizes the estimated fair values of the Ravenswood assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement which the Company does not expect to be material. Estimated fair values at July 2, 2001, are as follows:

                Current assets                   $  38,044
                Property, plant and equipment       14,994
                Other assets                           353
                Trademarks                          45,000
                Goodwill                            96,913
                                                 ---------
                  Total assets acquired            195,304

                Current liabilities                 14,019
                Long-term liabilities               32,347
                                                 ---------
                  Total liabilities assumed         46,366
                                                 ---------

                Net assets acquired              $ 148,938
                                                 =========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the three months ended May 31, 2002 and May 31, 2001, respectively. The unaudited pro forma results of operations for the three months ended May 31, 2001, gives effect to the acquisitions of the Turner Road Vintners Assets, the Corus Assets and Ravenswood as if they occurred on March 1, 2001. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                              For the Three Months
                                                 Ended May 31,
                                             ----------------------
                                                2002        2001
                                             ----------  ----------
(in thousands, except per share data)
Net sales                                    $  648,941  $  606,090
Income before income taxes                   $   61,563  $   37,100
Net income                                   $   37,369  $   22,261

Earnings per common share:
  Basic                                      $     0.42  $     0.27
                                             ==========  ==========
  Diluted                                    $     0.40  $     0.26
                                             ==========  ==========

Weighted average common shares outstanding:
  Basic                                          88,845      82,508
  Diluted                                        92,353      85,051

4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                             May 31,         February 28,
                                              2002               2002
                                           -----------       ------------
(in thousands)
Raw materials and supplies                 $    34,007       $     34,126
In-process inventories                         499,920            524,373
Finished case goods                            233,795            219,087
                                           -----------       ------------
                                           $   767,722       $    777,586
                                           ===========       ============

5)   INTANGIBLE ASSETS:

     The major components of intangible assets are:


                                             May 31, 2002            February 28, 2002
                                       ------------------------   -----------------------
                                         Gross          Net         Gross         Net
                                        Carrying      Carrying     Carrying     Carrying
                                         Amount        Amount       Amount       Amount
                                       ----------    ----------   ----------   ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements              $   10,158    $    5,578   $   10,158   $    5,960
  Other                                     4,049           887        4,049        1,067
                                       ----------    ----------   ----------   ----------
      Total                            $   14,207         6,465   $   14,207        7,027
                                       ==========                 ==========

Nonamortizable intangible assets:
  Trademarks                                            353,041                   351,707
  Distributor and agency
    relationships                                        20,458                    60,488
  Other                                                      32                     6,765
                                                     ----------                ----------
      Total                                             373,531                   418,960
                                                     ----------                ----------
Total intangible assets                              $  379,996                $  425,987
                                                     ==========                ==========


     The  difference  between  the gross carrying amount and net carrying amount
for  each  item   presented   is  attributable  to   accumulated   amortization.
Amortization  expense  for  intangible  assets  was

$0.6  million  for  the  three months ended May 31, 2002. Estimated amortization
expense  for  each  of  the  five  succeeding  fiscal   years  is  as   follows:

                             (in thousands)
                             2003           $  2,249
                             2004           $  1,625
                             2005           $  1,427
                             2006           $  1,361
                             2007           $    365

6)   INVESTMENT IN JOINT VENTURE:

     On July 31, 2001, the Company and BRL Hardy Limited completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and BRL Hardy Limited. The Company and PWP are parties to the following agreements: crushing, wine production, bottling, storage, and related services agreement; inventory supply agreement; sublease and assumption agreements pertaining to certain vineyards, which agreements include a market value adjustment provision; and a market value adjustment agreement relating to a certain vineyard lease held by PWP. As of May 31, 2002, amounts related to the above agreements were not material.

     On October 16, 2001, the Company announced that PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County ("the Blackstone Assets"). The purchase price of the Blackstone Assets was $138.0 million and was financed equally by the Company and Hardy. The Company used revolving loan borrowings under its senior credit facility to fund the Company's portion of the transaction.

     As of May 31, 2002, the Company's investment balance, which is accounted for under the equity method, was $113.3 million and is included on the Consolidated Balance Sheets in other assets. The carrying amount of the investment is less than the Company's equity in the underlying net assets of PWP by $4.1 million. This amount is included in earnings as the assets are used by PWP.

7)   EARNINGS PER COMMON SHARE:

     Basic earnings per common share exclude the effect of common stock equivalents and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Convertible Common Stock. Diluted earnings per common share reflect the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assume the exercise of stock options using the treasury stock method.

     The computation of basic and diluted earnings per common share is as follows:

                                               For the Three Months
                                                   Ended May 31,
                                              ----------------------
                                                2002          2001
                                              --------      --------
(in thousands, except per share data)
Income applicable to common shares            $ 37,369      $ 23,843
                                              --------      --------

Weighted average common shares
  outstanding - basic                           88,845        82,508
Stock options                                    3,508         2,543
                                              --------      --------
Weighted average common shares
  outstanding - diluted                         92,353        85,051
                                              ========      ========

EARNINGS PER COMMON SHARE - BASIC             $   0.42      $   0.29
                                              ========      ========
EARNINGS PER COMMON SHARE - DILUTED           $   0.40      $   0.28
                                              ========      ========

     Stock options to purchase 2.8 million shares of Class A Common Stock at a weighted average price per share of $17.74 were outstanding during the three months ended May 31, 2001, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period.

8)   COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:

                                                     For the Three Months
                                                         Ended May 31,
                                                     --------------------

                                                       2002        2001
                                                     --------    --------
(in thousands)
Net income                                           $ 37,369    $ 23,843
Other comprehensive income, net of tax:
  Foreign currency translation adjustments              7,688      (4,314)
  Cash flow hedges:
    Net derivative gains, net of tax effect
      of $0 and $79, respectively                        -            172
    Reclassification adjustments, net of tax
      effect of $10 and $103, respectively                (16)       (229)
                                                     --------    --------
  Net cash flow hedges                                    (16)        (57)
  Minimum pension liability adjustment, net of tax
    effect of $260 and $0, respectively                  (390)       -
                                                     --------    --------
Total comprehensive income                           $ 44,651    $ 19,472
                                                     ========    ========


     Accumulated  other  comprehensive  loss  includes the following components:



                                      For the Three Months Ended May 31, 2002
                               ------------------------------------------------------
                                Foreign         Net         Minimum      Accumulated
                                Currency     Unrealized     Pension         Other
                               Translation    Gains on     Liability    Comprehensive
                               Adjustments   Derivatives   Adjustment       Loss
                               -----------   -----------   ----------   -------------
(in thousands)
Balance, February 28, 2002     $   (35,243)  $        21   $     -      $     (35,222)
Current-period change                7,688           (16)        (390)          7,282
                               -----------   -----------   ----------   -------------
Balance, May 31, 2002          $   (27,555)  $         5   $     (390)  $     (27,940)
                               ===========   ===========   ==========   =============

9)   CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of May 31, 2002, and February 28, 2002, and the condensed consolidating statements of income and cash flows for the three months ended May 31, 2002 and 2001, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark, which is included in the U.K. Brands and Wholesale segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary and certain other subsidiaries which individually, and in the aggregate, are inconsequential. The accounting policies of the parent company, the Subsidiary

Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and include the accounting changes described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                  Parent      Subsidiary     Subsidiary
                                                  Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 ----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at May 31, 2002
---------------
Current assets:
  Cash and cash investments                      $     -      $     5,703   $         861   $       -      $      6,564
  Accounts receivable, net                           63,824       178,944         178,085           -           420,853
  Inventories, net                                   17,239       610,315         140,285           (117)       767,722
  Prepaid expenses and other
    current assets                                    6,025        42,106          16,774           -            64,905
  Intercompany (payable) receivable                 (81,910)       24,463          57,447           -              -
                                                  ---------   -----------   -------------   ------------   ------------
      Total current assets                            5,178       861,531         393,452           (117)     1,260,044
Property, plant and equipment, net                   36,658       352,435         191,118           -           580,211
Investments in subsidiaries                       2,436,441       565,875            -        (3,002,316)          -
Goodwill                                             51,172       492,422         163,456           -           707,050
Intangible assets, net                               10,992       317,571          51,433           -           379,996
Other assets                                         21,791       117,307          30,035           -           169,133
                                                 ----------   -----------   -------------   ------------   ------------
  Total assets                                  $ 2,562,232   $ 2,707,141   $     829,494   $ (3,002,433)  $  3,096,434
                                                ===========   ===========   =============   ============   ============

Current liabilities:
  Notes payable                                 $    27,500   $      -      $       4,835   $       -      $     32,335
  Current maturities of long-term debt               74,337         3,669           6,047           -            84,053
  Accounts payable                                   26,940        46,318          82,211           -           155,469
  Accrued excise taxes                                6,927        20,800          18,402           -            46,129
  Other accrued expenses and liabilities             82,014        75,321         123,576           -           280,911
                                                -----------   -----------   -------------   ------------   ------------
      Total current liabilities                     217,718       146,108         235,071           -           598,897
Long-term debt, less current maturities           1,265,745        13,336             102           -         1,279,183
Deferred income taxes                                40,488        74,793          31,523           -           146,804
Other liabilities                                       504        37,249          24,706           -            62,459
Stockholders' equity:
  Class A and class B common stock                      946         6,434          64,867        (71,301)           946
  Additional paid-in capital                        439,888     1,220,932         436,466     (1,657,398)       439,888
  Retained earnings                                 629,705     1,209,075          64,542     (1,273,734)       629,588
  Accumulated other comprehensive
    income (loss)                                       629          (786)        (27,783)          -           (27,940)
  Treasury stock and other                          (33,391)         -               -              -           (33,391)
                                                -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                  1,037,777     2,435,655         538,092     (3,002,433)     1,009,091
                                                -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                        $ 2,562,232   $ 2,707,141   $     829,494   $ (3,002,433)  $  3,096,434
                                                ===========   ===========   =============   ============   ============


                                                  Parent      Subsidiary     Subsidiary
                                                  Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 ----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2002
--------------------
Current assets:
  Cash and cash investments                     $       838   $     2,084   $       6,039   $       -      $      8,961
  Accounts receivable, net                           86,315       166,875         130,732           -           383,922
  Inventories, net                                   17,662       631,050         128,934            (60)       777,586
  Prepaid expenses and other
    current assets                                    7,148        40,364          13,267           -            60,779
  Intercompany (payable) receivable                 (64,061)         (288)         64,349           -              -
                                                -----------   -----------   -------------   ------------   ------------
      Total current assets                           47,902       840,085         343,321            (60)     1,231,248
Property, plant and equipment, net                   36,834       354,431         187,499           -           578,764
Investments in subsidiaries                       2,404,282       558,263            -        (2,962,545)          -
Goodwill                                             51,172       462,676         154,235           -           668,083
Intangible assets, net                               11,016       361,039          53,932           -           425,987
Other assets                                         22,598       111,892          30,813           -           165,303
                                                -----------   -----------   -------------   ------------   ------------
  Total assets                                  $ 2,573,804   $ 2,688,386   $     769,800   $ (2,962,605)  $  3,069,385
                                                ===========   ===========   =============   ============   ============


Current liabilities:
  Notes payable                                 $    50,000   $      -      $       4,775   $       -      $     54,775
  Current maturities of long-term debt               71,953         3,542           6,114           -            81,609
  Accounts payable                                   34,590        50,425          68,418           -           153,433
  Accrued excise taxes                               12,244        37,033          10,961           -            60,238
  Other accrued expenses and liabilities             94,067        51,250          99,838           -           245,155
                                                -----------   -----------   -------------   ------------   ------------
      Total current liabilities                     262,854       142,250         190,106           -           595,210
Long-term debt, less current maturities           1,278,834        14,237             112           -         1,293,183
Deferred income taxes                                39,022        91,963          32,161           -           163,146
Other liabilities                                       476        38,174          23,460           -            62,110
Stockholders' equity:
  Class A and class B common stock                      939         6,434          64,867        (71,301)           939
  Additional paid-in capital                        431,216     1,220,917         436,466     (1,657,383)       431,216
  Retained earnings                                 592,279     1,176,931          56,930     (1,233,921)       592,219
  Accumulated other comprehensive
    income (loss)                                     1,600        (2,520)        (34,302)          -           (35,222)
  Treasury stock and other                          (33,416)         -               -              -           (33,416)
                                                -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                    992,618     2,401,762         523,961     (2,962,605)       955,736
                                                -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                        $ 2,573,804   $ 2,688,386   $     769,800   $ (2,962,605)  $  3,069,385
                                                ===========   ===========   =============   ============   ============


Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2002
---------------------------------------
Gross sales                                     $   175,739   $   471,808   $     273,411   $    (61,947)  $    859,011
  Less - excise taxes                               (32,732)     (105,383)        (71,955)          -          (210,070)
                                                -----------   -----------   -------------   ------------   ------------
    Net sales                                       143,007       366,425         201,456        (61,947)       648,941
Cost of product sold                               (112,982)     (257,633)       (164,942)        61,890       (473,667)
                                                -----------   -----------   -------------   ------------   ------------
    Gross profit                                     30,025       108,792          36,514            (57)       175,274
Selling, general and administrative
  expenses                                          (23,376)      (41,458)        (24,475)          -           (89,309)
                                                -----------   -----------   -------------   ------------   ------------
    Operating income                                  6,649        67,334          12,039            (57)        85,965
Equity in earnings of
  subsidiary/joint venture                           32,144        10,351            -           (39,756)         2,739
Interest expense, net                                 2,053       (28,574)           (620)          -           (27,141)
                                                -----------   -----------   -------------   ------------   ------------
    Income before income taxes                       40,846        49,111          11,419        (39,813)        61,563
Provision for income taxes                           (3,420)      (16,967)         (3,807)          -           (24,194)
                                                -----------   -----------   -------------   ------------   ------------
Net income                                      $    37,426   $    32,144   $       7,612   $    (39,813)  $     37,369
                                                ===========   ===========   =============   ============   ============


                                                  Parent      Subsidiary     Subsidiary
                                                  Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 ----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2001
---------------------------------------
Gross sales                                     $   175,119   $   438,431   $     242,648   $    (67,318)  $    788,880
  Less - excise taxes                               (30,388)     (102,215)        (61,061)          -          (193,664)
                                                -----------   -----------   -------------   ------------   ------------
    Net sales                                       144,731       336,216         181,587        (67,318)       595,216
Cost of product sold                               (112,487)     (248,875)       (148,505)        67,326       (442,541)
                                                -----------   -----------   -------------   ------------   ------------
    Gross profit                                     32,244        87,341          33,082              8        152,675
Selling, general and administrative
  expenses                                          (22,689)      (38,120)        (21,943)          -           (82,752)
                                                -----------   -----------   -------------   ------------   ------------
    Operating income                                  9,555        49,221          11,139              8         69,923
Equity in earnings of
  subsidiary/joint venture                           17,970         6,329            -           (24,299)          -
Interest expense, net                                (5,365)      (23,539)         (1,281)          -           (30,185)
                                                -----------   -----------   -------------   ------------   ------------
    Income before income taxes                       22,160        32,011           9,858        (24,291)        39,738
Benefit from (provision for)
  income taxes                                        1,675       (14,041)         (3,529)          -           (15,895)
                                                -----------   -----------   -------------   ------------   ------------
Net income                                      $    23,835   $    17,970   $       6,329   $    (24,291)  $     23,843
                                                ===========   ===========   =============   ============   ============


Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2002
---------------------------------------
Net cash provided by (used in) operating
  activities                                    $    25,951   $    18,151   $      (1,751)  $       -      $     42,351

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                        (1,409)       (7,245)         (3,688)          -           (12,342)
  Other                                                -             (404)            233           -              (171)
                                                -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                (1,409)       (7,649)         (3,455)          -           (12,513)
                                                -----------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Net repayments of notes payable                   (22,500)         -                (60)          -           (22,560)
  Principal payments of long-term debt              (17,989)         (733)           (235)          -           (18,957)
  Payment of issuance costs of
    long-term debt                                       (4)         -               -              -                (4)
  Exercise of employee stock options                  8,816          -               -              -             8,816
                                                -----------   -----------   -------------   ------------   ------------
Net cash used in financing activities               (31,677)         (733)           (295)          -           (32,705)
                                                -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                           6,297        (6,150)            323           -               470
                                                -----------   -----------   -------------   ------------   ------------

Net (decrease) increase in cash
  and cash investments                                 (838)        3,619          (5,178)          -            (2,397)
Cash and cash investments, beginning
  of period                                             838         2,084           6,039           -             8,961
                                                -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                        $      -      $     5,703   $         861   $       -      $      6,564
                                                ===========   ===========   =============   ============   ============

                                                  Parent      Subsidiary     Subsidiary
                                                  Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 ----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2001
---------------------------------------
Net cash provided by operating
  activities                                    $    30,101   $     1,758   $       2,738   $       -      $     34,597

Cash flows from investing activities:
  Purchases of businesses, net of
    cash acquired                                  (329,284)          501            -              -          (328,783)
  Purchases of property, plant and
    equipment                                          (985)       (6,881)         (2,972)          -           (10,838)
  Other                                                -              224             144           -               368
                                                -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities              (330,269)       (6,156)         (2,828)          -          (339,253)
                                                -----------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from equity offering, net
    of fees                                         139,878          -               -              -           139,878
  Net proceeds from notes payable                    20,000          -              1,162           -            21,162
  Exercise of employee stock options                  4,797          -               -              -             4,797
  Principal payments of long-term debt                 (599)         (315)         (1,060)          -            (1,974)
  Payment of issuance costs of
    long-term debt                                   (1,014)         -               -              -            (1,014)
                                                -----------   -----------   -------------   ------------   ------------
Net cash provided by (used in)
  financing activities                              163,062          (315)            102           -           162,849
                                                -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                          (4,998)        5,043            (171)          -              (126)
                                                -----------   -----------   -------------   ------------   ------------

Net (decrease) increase in cash
  and cash investments                             (142,104)          330            (159)          -          (141,933)
Cash and cash investments, beginning
  of period                                         142,104         3,239             329           -           145,672
                                                -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                        $      -      $     3,569   $         170   $       -      $      3,739
                                                ===========   ===========   =============   ============   ============

10)  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and the Company's Board of Directors, and the availability of separate financial results. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and include the accounting changes described in Note 2 herein. The Company evaluates performance based on operating income of the respective business units.

     Segment information is as follows:


                                         For the Three Months
                                             Ended May 31,
                                      --------------------------
                                          2002           2001
                                      -----------    -----------
(in thousands)
Popular and Premium Wine:
-------------------------
Net sales:
  Branded:
    External customers                $   146,753    $   147,074
    Intersegment                            2,849          1,745
                                      -----------    -----------
    Total Branded                         149,602        148,819
                                      -----------    -----------
  Other:
    External customers                     10,649         13,549
    Intersegment                            3,224          3,689
                                      -----------    -----------
    Total Other                            13,873         17,238
                                      -----------    -----------
Net sales                             $   163,475    $   166,057
Operating income                      $    16,869    $    15,395
Equity in earnings of joint venture   $     2,739    $      -
Long-lived assets                     $   194,056    $   230,260
Investment in joint venture           $   113,259    $      -
Total assets                          $ 1,069,617    $   966,466
Capital expenditures                  $     3,195    $     1,489
Depreciation and amortization         $     6,084    $     8,116

Imported Beer and Spirits:
--------------------------
Net sales:
  Beer                                $   198,440    $   173,462
  Spirits                                  72,013         68,271
                                      -----------    -----------
Net sales                             $   270,453    $   241,733
Operating income                      $    54,421    $    44,051
Long-lived assets                     $    78,727    $    78,136
Total assets                          $   727,608    $   734,345
Capital expenditures                  $     1,908    $     2,924
Depreciation and amortization         $     2,572    $     4,762

U.K. Brands and Wholesale:
--------------------------
Net sales:
  Branded:
    External customers                $    54,576    $    53,104
    Intersegment                               86            102
                                      -----------    -----------
    Total Branded                          54,662         53,206
  Wholesale                               132,134        115,006
                                      -----------    -----------
Net sales                             $   186,796    $   168,212
Operating income                      $    10,263    $     8,853
Long-lived assets                     $   139,948    $   140,710
Total assets                          $   636,007    $   622,334
Capital expenditures                  $     2,696    $     2,030
Depreciation and amortization         $     3,501    $     4,673


                                         For the Three Months
                                             Ended May 31,
                                      --------------------------
                                          2002           2001
                                      -----------    -----------
(in thousands)
Fine Wine:
----------
Net sales:
  External customers                  $    34,378    $    24,750
  Intersegment                                378            102
                                      -----------    -----------
Net sales                             $    34,756    $    24,852
Operating income                      $    11,706    $     7,048
Long-lived assets                     $   159,457    $   129,499
Total assets                          $   632,456    $   396,209
Capital expenditures                  $     4,369    $     3,969
Depreciation and amortization         $     2,654    $     3,223

Corporate Operations and Other:
-------------------------------
Net sales                             $      -       $      -
Operating loss                        $    (7,294)   $    (5,424)
Long-lived assets                     $     8,023    $     4,465
Total assets                          $    30,746    $    20,339
Capital expenditures                  $       174    $       426
Depreciation and amortization         $     1,038    $     1,151

Intersegment eliminations:
--------------------------
Net sales                             $    (6,539)   $    (5,638)

Consolidated:
-------------
Net sales                             $   648,941    $   595,216
Operating income                      $    85,965    $    69,923
Equity in earnings of joint venture   $     2,739    $      -
Long-lived assets                     $   580,211    $   583,070
Investment in joint venture           $   113,259    $      -
Total assets                          $ 3,096,434    $ 2,739,693
Capital expenditures                  $    12,342    $    10,838
Depreciation and amortization         $    15,849    $    21,925

11)  ACCOUNTING PRONOUNCEMENTS:

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 were adopted on March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the remaining provisions will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of the fiscal year ended February 28, 2002 ($1.6 million, net of income taxes), to increase nonoperating expense ($2.6 million) and to decrease the provision for income taxes ($1.0 million).


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

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 2002 ("First Quarter 2003"), compared to the three months ended May 31, 2001 ("First Quarter 2002"), and (ii) financial liquidity and capital resources for First Quarter 2003. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 ("Fiscal 2002").

     As discussed in Note 2 to the financial statements, the Company adopted SFAS No. 142 and EITF No. 01-09 on March 1, 2002.

ACQUISITIONS IN FISCAL 2002

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

JOINT VENTURE

     On July 31, 2001, the Company and BRL Hardy Limited completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and BRL Hardy Limited. On October 16, 2001, the Company announced that PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County.

     The investment in PWP is accounted for using the equity method; accordingly, the results of operations of PWP since July 31, 2001, have been included in the equity in earnings of joint venture line in the Consolidated Statements of Income of the Company.

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for First Quarter 2003 and First Quarter 2002.



                                   First Quarter 2003 Compared to First Quarter 2002
                                   -------------------------------------------------
                                                      Net Sales
                                   -------------------------------------------------
                                                                       %Increase/
                                         2003             2002         (Decrease)
                                      ----------       ----------      ----------
Popular and Premium Wine:
  Branded:
    External customers                $  146,753       $  147,074          (0.2)%
    Intersegment                           2,849            1,745          63.3 %
                                      ----------       ----------
    Total Branded                        149,602          148,819           0.5 %
                                      ----------       ----------
  Other:
    External customers                    10,649           13,549         (21.4)%
    Intersegment                           3,224            3,689         (12.6)%
                                      ----------       ----------
    Total Other                           13,873           17,238         (19.5)%
                                      ----------       ----------
Popular and Premium Wine net sales    $  163,475       $  166,057          (1.6)%
                                      ----------       ----------
Imported Beer and Spirits:
  Imported Beer                       $  198,440       $  173,462          14.4 %
  Spirits                                 72,013           68,271           5.5 %
                                      ----------       ----------
Imported Beer and Spirits net sales   $  270,453       $  241,733          11.9 %
                                      ----------       ----------
U.K. Brands and Wholesale:
  Branded:
    External customers                $   54,576       $   53,104           2.8 %
    Intersegment                              86              102         (15.7)%
                                      ----------       ----------
    Total Branded                         54,662           53,206           2.7 %
  Wholesale                              132,134          115,006          14.9 %
                                      ----------       ----------
U.K. Brands and Wholesale net sales   $  186,796       $  168,212          11.0 %
                                      ----------       ----------
Fine Wine:
  External customers                  $   34,378       $   24,750          38.9 %
  Intersegment                               378              102         270.6 %
                                      ----------       ----------
Fine Wine net sales                   $   34,756       $   24,852          39.9 %
                                      ----------       ----------
Corporate Operations and Other        $     -          $     -              N/A
                                      ----------       ----------
Intersegment eliminations             $   (6,539)      $   (5,638)         16.0 %
                                      ----------       ----------
Consolidated Net Sales                $  648,941       $  595,216           9.0 %
                                      ==========       ==========

     Net sales for First Quarter 2003 increased to $648.9 million from $595.2 million for First Quarter 2002, an increase of $53.7 million, or 9.0%.

     Popular and Premium Wine
     ------------------------

     Net sales for the Popular and Premium Wine segment for First Quarter 2003 decreased to $163.5 million from $166.1 million for First Quarter 2002, a decrease of $2.6 million, or (1.6)%. This decrease resulted primarily from declines in the Company's grape juice concentrate and bulk businesses partially offset by a slight increase in branded sales from sales of higher priced premium wines.

     Imported Beer and Spirits
     -------------------------

     Net sales for the Imported Beer and Spirits segment for First Quarter 2003 increased to $270.5 million from $241.7 million for First Quarter 2002, an increase of $28.7 million, or 11.9%. This increase resulted primarily from a 14.4% increase in imported beer sales, with volume growth exceeding the price increase on the Company's Mexican beer portfolio, which took effect in First Quarter 2003. Additionally, spirits sales increased 5.5% resulting primarily from a favorable mix towards higher priced products, particularly tequila. The Company believes that the volume growth of its Mexican beer portfolio for the quarter was the result of wholesalers replenishing inventories due to the healthy depletion and heavy retail promotion prior to and during the initial stages of the price increase. While the longer-term impact of the price increase is difficult to determine at this time, the Company believes that near-term Mexican beer sales volume may be adversely impacted as the new pricing is fully reflected at the retail level and as the wholesalers and retailers more closely manage their inventories.

     U.K. Brands and Wholesale
     -------------------------

     Net sales for the U.K. Brands and Wholesale segment for First Quarter 2003 increased to $186.8 million from $168.2 million for First Quarter 2002, an increase of $18.6 million, or 11.0%. This increase resulted primarily from a 16.7% volume increase in wholesale sales due to the addition of new accounts and increased average delivery sizes. Additionally, branded sales increased 2.7% with an increase in wine and ready-to-drink sales being partially offset by a decrease in cider sales.

     Fine Wine
     ---------

     Net sales for the Fine Wine segment for First Quarter 2003 increased to $34.8 million from $24.9 million for First Quarter 2002, an increase of $9.9 million, or 39.9%. This increase resulted primarily from $11.9 million of sales of the acquired brands from the Ravenswood acquisition, completed in July 2001. This increase was partially offset by an 8.0% decrease in Fine Wine's base business, which followed a robust fourth quarter of fiscal 2002 with lower volume in First Quarter 2003.

     GROSS PROFIT

     The Company's gross profit increased to $175.3 million for First Quarter 2003 from $152.7 million for First Quarter 2002, an increase of $22.6 million, or 14.8%. The dollar increase in gross profit resulted from higher beer sales, the addition of Ravenswood and a favorable mix of spirit sales towards higher margin products, particularly tequila. As a percent of net sales, gross profit increased to 27.0% for First Quarter 2003 versus 25.7% for First Quarter 2002 primarily attributable to the favorable mix of spirit sales towards higher margin products, sales of higher margin Ravenswood brands and the growth in the Mexican beer portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $89.3 million for First Quarter 2003 from $82.8 million for First Quarter 2002, an increase of $6.6 million, or 7.9%. The Company adopted SFAS No. 142 on March 1, 2002 and accordingly, stopped amortizing goodwill and other indefinite lived intangible assets. Excluding $6.4 million of amortization expense from First Quarter 2002, the Company's selling, general and administrative expenses increased $12.9 million, or 16.9%. The dollar increase in selling, general and administrative expenses resulted primarily from higher beer advertising costs and increased personnel costs to support the Company's growth. Selling, general and administrative expenses as a percent of net sales decreased to 13.8% for First Quarter 2003 as compared to 13.9% for

First Quarter 2002. Excluding amortization expense in First Quarter 2002, selling, general and administrative expenses as a percent of net sales increased to 13.8% for First Quarter 2003 as compared to 12.8% for First Quarter 2002. This increase was primarily due to (i) the percent increase in the Imported Beer and Spirits segment's advertising costs was greater than the percent increase in the Imported Beer and Spirits segment's net sales and (ii) the percent increase in general and administrative expenses supporting the Company's growth in the Imported Beer and Spirits segment, U.K. Brands and Wholesale segment and Corporate Operations and Other segment grew at a faster rate than the increase in the respective segment's net sales.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for First Quarter 2003 and First Quarter 2002.


                               First Quarter 2003 Compared to First Quarter 2002
                               -------------------------------------------------
                                            Operating Income/(Loss)
                               -------------------------------------------------
                                      2003           2002         %Increase
                                    --------       --------       ---------
Popular and Premium Wine            $ 16,869       $ 15,395          9.6 %
Imported Beer and Spirits             54,421         44,051         23.5 %
U.K. Brands and Wholesale             10,263          8,853         15.9 %
Fine Wine                             11,706          7,048         66.1 %
Corporate Operations and Other        (7,294)        (5,424)        34.5 %
                                    --------       --------
Consolidated Operating Income       $ 85,965       $ 69,923         22.9 %
                                    ========       ========

     As a result of the above factors, consolidated operating income increased to $86.0 million for First Quarter 2003 from $69.9 million for First Quarter 2002, an increase of $16.0 million, or 22.9%. Excluding amortization expense for First Quarter 2002, operating income for Popular and Premium Wine, Imported Beer and Spirits, U.K. Brands and Wholesale and Fine Wine would have been $17.2 million, $46.1 million, $10.3 million and $8.1 million, respectively. Further, consolidated operating income would have been $76.3 million.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $27.1 million for First Quarter 2003 from $30.2 million for First Quarter 2002, a decrease of $3.0 million, or (10.1)%. The decrease resulted from both a decrease in the average interest rate and a decrease in the average borrowings for the period.

     NET INCOME

     As a result of the above factors, net income increased to $37.4 million for First Quarter 2003 from $23.8 million for First Quarter 2002, an increase of $13.5 million, or 56.7%. Excluding amortization expense and the associated income tax benefit for First Quarter 2002, net income increased $9.3 million, or 32.9%.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for First Quarter 2003 were $104.6 million, an increase of $12.7 million over EBITDA of $91.8 million for First Quarter 2002. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

FIRST QUARTER 2003 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for First Quarter 2003 was $42.4 million, which resulted from $52.8 million in net income adjusted for noncash items, less $10.4 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and decreases in accrued salaries and accrued excise taxes, offset by increases in accrued advertising, income taxes payable, and accrued interest.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for First Quarter 2003 was $12.5 million, which resulted primarily from $12.3 million of capital expenditures.

     Net cash used in financing activities for First Quarter 2003 was $32.7 million resulting primarily from $22.6 million of net revolving loan payments under the senior credit facility and $19.0 million of principal payments of long-term debt partially offset by $8.8 million of proceeds from employee stock option exercises.

DEBT

     Total debt outstanding as of May 31, 2002, amounted to $1,396.0 million, a decrease of $34.0 million from February 28, 2002. The ratio of total debt to total capitalization decreased to 58.0% as of May 31, 2002, from 59.9% as of February 28, 2002.

     SENIOR CREDIT FACILITY

     As of May 31, 2002, under its senior credit facility, the Company had outstanding term loans of $264.7 million bearing a weighted average interest rate of 4.0%, $27.5 million of revolving loans bearing a weighted average interest rate of 3.2%, undrawn revolving letters of credit of $13.2 million, and $259.3 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of May 31, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of May 31, 2002, the Company had outstanding (pound) 1.0 million ($1.5 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of May 31, 2002, the Company had outstanding (pound) 154.0 million ($223.6 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of May 31, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     As of May 31, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004.

     Also, as of May 31, 2002, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

ACCOUNTING PRONOUNCEMENTS

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

Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 were adopted on March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the remaining provisions will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of the fiscal year ended February 28, 2002 ($1.6 million, net of income taxes), to increase nonoperating expense ($2.6 million) and to decrease the provision for income taxes ($1.0 million).

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company's future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For risk factors associated with the Company and its business, which factors could cause actual results to differ materially from those set forth in, or implied by, the Company's forward-looking statements, reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the three months ended May 31, 2002, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)  See Index to Exhibits located on Page 27 of this Report.

         (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended May 31, 2002:

              (i)   Form  8-K  dated  April 4, 2002.   This  Form  8-K  reported
                    information under Items 4 and 7.

              (ii) Form 8-K dated April 10, 2002. This Form 8-K reported information under Item 5 and included (i) the Company's Condensed Consolidated Balance Sheets as of February 28, 2002 and February 28, 2001; (ii) the Company's Condensed Consolidated Statements of Income for the three months ended February 28, 2002 and February 28, 2001; and (iii) the Company's Condensed Consolidated Statements of Income for the year ended February 28, 2002 and February 28, 2001.

              (iii) Form 8-K/A dated April 4, 2002.  This  Form  8-K/A  reported information under Items 4 and 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSTELLATION BRANDS, INC.

Dated:  July 15, 2002                  By:/s/ Thomas F. Howe
                                          --------------------------------------
                                          Thomas F. Howe, Senior Vice President,
                                          Controller

Dated:  July 15, 2002                  By:/s/ Thomas S. Summer
                                          --------------------------------------
                                          Thomas S. Summer, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

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

2.6 Second Amendment to Purchase Agreement, dated as of March 5, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (filed as Exhibit 2.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001 and incorporated herein by reference).

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

       Not applicable.

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