Form 10-Q
period 2002-08-31
CONSTELLATION BRANDS INC
filed 2002-10-15
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended August 31, 2002
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from               to
                               -------------    --------------


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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2002, is set forth below:


                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share               78,191,993
Class B Common Stock, Par Value $.01 Per Share               12,084,290

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                    CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and per share data)

                                                 August 31,        February 28,
                                                    2002               2002
                                                ------------       ------------
                                                 (unaudited)
                     ASSETS
                     ------
CURRENT ASSETS:
  Cash and cash investments                     $     25,015       $      8,961
  Accounts receivable, net                           435,550            383,922
  Inventories, net                                   768,292            777,586
  Prepaid expenses and other current assets           85,130             60,779
                                                ------------       ------------
    Total current assets                           1,313,987          1,231,248
PROPERTY, PLANT AND EQUIPMENT, net                   594,331            578,764
GOODWILL                                             719,826            668,083
INTANGIBLE ASSETS, net                               382,957            425,987
OTHER ASSETS                                         171,591            165,303
                                                ------------       ------------
  Total assets                                  $  3,182,692       $  3,069,385
                                                ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                 $        992       $     54,775
  Current maturities of long-term debt                80,976             81,609
  Accounts payable                                   160,291            153,433
  Accrued excise taxes                                45,627             60,238
  Other accrued expenses and liabilities             317,893            245,155
                                                ------------       ------------
    Total current liabilities                        605,779            595,210
                                                ------------       ------------
LONG-TERM DEBT, less current maturities            1,285,575          1,293,183
                                                ------------       ------------
DEFERRED INCOME TAXES                                149,683            163,146
                                                ------------       ------------
OTHER LIABILITIES                                     63,381             62,110
                                                ------------       ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at August 31, 2002,
    and February 28, 2002                               -                  -
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 80,934,113 shares at
    August 31, 2002, and 79,309,174
    shares at February 28, 2002                          809                793
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,590,690 shares at
    August 31, 2002, and 14,608,390 shares
    at February 28, 2002                                 146                146
  Additional paid-in capital                         453,329            431,216
  Retained earnings                                  679,160            592,219
  Accumulated other comprehensive loss               (22,486)           (35,222)
                                                ------------       ------------
                                                   1,110,958            989,152
                                                ------------       ------------
  Less - Treasury stock-
  Class A Common Stock, 2,830,709 shares
    at August 31, 2002, and 2,895,526 shares
    at February 28, 2002, at cost                    (30,477)           (31,159)
  Class B Convertible Common Stock,
    2,502,900 shares at August 31, 2002,
    and February 28, 2002, at cost                    (2,207)            (2,207)
                                                ------------       ------------
                                                     (32,684)           (33,366)
                                                ------------       ------------
  Less - Unearned compensation - restricted
    stock awards                                        -                   (50)
                                                ------------       ------------
    Total stockholders' equity                     1,078,274            955,736
                                                ------------       ------------
  Total liabilities and stockholders' equity    $  3,182,692       $  3,069,385
                                                ============       ============

        The accompanying notes are an integral part of these statements.

                                        CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                           (in thousands, except per share data)

                                                   For the Six Months Ended August 31,    For the Three Months Ended August 31,
                                                   -----------------------------------    -------------------------------------
                                                        2002                 2001              2002                   2001
                                                   --------------       --------------    --------------         --------------
                                                     (unaudited)          (unaudited)       (unaudited)            (unaudited)
GROSS SALES                                        $    1,759,460       $    1,690,921    $      898,997         $      898,825
  Less - Excise taxes                                    (419,261)            (403,362)         (209,191)              (209,698)
                                                   --------------       --------------    --------------         --------------
    Net sales                                           1,340,199            1,287,559           689,806                689,127
COST OF PRODUCT SOLD                                     (970,211)            (948,384)         (496,544)              (505,842)
                                                   --------------       --------------    --------------         --------------
    Gross profit                                          369,988              339,175           193,262                183,285
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                               (178,377)            (180,251)          (87,616)               (94,284)
                                                   --------------       --------------    --------------         --------------
    Operating income                                      191,611              158,924           105,646                 89,001
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE                  5,911                 (137)            3,172                   (137)
INTEREST EXPENSE, net                                     (54,292)             (59,159)          (27,151)               (28,974)
                                                   --------------       --------------    --------------         --------------
    Income before income taxes                            143,230               99,628            81,667                 59,890
PROVISION FOR INCOME TAXES                                (56,289)             (39,851)          (32,095)               (23,956)
                                                   --------------       --------------    --------------         --------------
NET INCOME                                         $       86,941       $       59,777    $       49,572         $       35,934
                                                   ==============       ==============    ==============         ==============


SHARE DATA:
Earnings per common share:
  Basic                                            $         0.97       $         0.71    $         0.55         $         0.42
                                                   ==============       ==============    ==============         ==============
  Diluted                                          $         0.94       $         0.69    $         0.53         $         0.41
                                                   ==============       ==============    ==============         ==============
Weighted average common shares outstanding:
  Basic                                                    89,268               83,668            89,691                 84,829
  Diluted                                                  92,562               86,252            93,029                 87,864


SUPPLEMENTAL DATA RESTATED FOR
  EFFECT OF SFAS NO. 142:
    Adjusted operating income                      $      191,611       $      171,847    $      105,646         $       95,570
                                                   ==============       ==============    ==============         ==============
    Adjusted net income                            $       86,941       $       68,656    $       49,572         $       40,540
                                                   ==============       ==============    ==============         ==============
    Adjusted earnings per common share - basic     $         0.97       $         0.82    $         0.55         $         0.48
                                                   ==============       ==============    ==============         ==============
    Adjusted earnings per common share - diluted   $         0.94       $         0.80    $         0.53         $         0.46
                                                   ==============       ==============    ==============         ==============

                                The accompanying notes are an integral part of these statements.

                               CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                                    For the Six Months Ended August 31,
                                                                    -----------------------------------
                                                                        2002                   2001
                                                                    ------------           ------------
                                                                     (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $     86,941           $     59,777

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                       28,061                 27,290
      Amortization of intangible assets and other assets                   2,940                 15,971
      Deferred tax provision                                               2,708                   -
      Loss on sale of assets                                               1,736                  1,680
      Stock-based compensation expense                                        50                     51
      Amortization of discount on long-term debt                              32                    275
      Equity in (earnings) loss of joint venture                          (5,911)                   137
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                       (38,261)               (64,236)
          Inventories, net                                                 8,526                 27,533
          Prepaid expenses and other current assets                      (23,070)                (8,711)
          Accounts payable                                                   135                 13,467
          Accrued excise taxes                                           (15,829)               (10,561)
          Other accrued expenses and liabilities                          65,860                 47,942
          Other assets and liabilities, net                                 (352)                (4,633)
                                                                    ------------           ------------
            Total adjustments                                             26,625                 46,205
                                                                    ------------           ------------
            Net cash provided by operating activities                    113,566                105,982
                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (34,219)               (28,795)
  Payment of acquisition earn-out                                           (804)                  -
  Proceeds from sale of assets                                               708                 35,391
  Purchases of businesses, net of cash acquired                             -                  (471,971)
  Investment in joint venture                                               -                    (5,500)
                                                                     ------------           ------------
            Net cash used in investing activities                        (34,315)              (470,875)
                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from notes payable                        (53,757)                85,727
  Principal payments of long-term debt                                   (43,793)               (25,221)
  Payment of issuance costs of long-term debt                                 (5)                (1,186)
  Exercise of employee stock options                                      22,008                 26,392
  Proceeds from issuance of long-term debt                                10,000                   -
  Proceeds from employee stock purchases                                   1,309                    842
  Proceeds from equity offering, net of fees                                -                   139,522
                                                                    ------------           ------------
            Net cash (used in) provided by financing activities          (64,238)               226,076
                                                                    ------------           ------------

Effect of exchange rate changes on cash and cash investments               1,041                    (87)
                                                                    ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                      16,054               (138,904)
CASH AND CASH INVESTMENTS, beginning of period                             8,961                145,672
                                                                    ------------           ------------
CASH AND CASH INVESTMENTS, end of period                            $     25,015           $      6,768
                                                                    ============           ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired          $       -              $    537,821
    Liabilities assumed                                                     -                   (60,108)
                                                                    ------------           ------------
    Cash paid                                                               -                   477,713
    Less - cash acquired                                                    -                    (5,742)
                                                                    ------------           ------------
    Net cash paid for purchases of businesses                       $       -              $    471,971
                                                                    ============           ============

    Property, plant and equipment contributed to joint venture      $       -              $     30,020
                                                                    ============           ============

                    The accompanying notes are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2002

1)   MANAGEMENT'S REPRESENTATIONS:

     The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all significant adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain August 31, 2001, and February 28, 2002, balances have been reclassified to conform to current year presentation.

2)   ACCOUNTING CHANGES:

     Effective March 1, 2002, the Company completed its adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," resulting in a reclassification of $46.8 million of previously identified separable intangible assets to goodwill and an elimination of $16.6 million of deferred tax liabilities previously associated with those intangible assets with a corresponding deduction from goodwill. The adoption of SFAS No. 141 did not have any other material impact on the Company's financial statements.

     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which were not modified as a result of adopting SFAS No. 142. Nonamortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142 and amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144 (as defined below).
Note 5 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

     The Company has completed its impairment testing for nonamortizable intangible assets and goodwill pursuant to the requirements of SFAS No. 142. No instances of impairment were noted during these processes.

     The following table presents earnings and earnings per share information for the comparative periods as if the nonamortization provisions of SFAS No. 142 had been applied as of March 1, 2001:


                                                       For the Six Months              For the Three Months
                                                        Ended August 31,                 Ended August 31,
                                                  -----------------------------   -----------------------------
                                                      2002             2001           2002             2001
                                                  ------------     ------------   ------------     ------------
(in thousands, except per share data)
Reported net income                               $     86,941     $     59,777   $     49,572     $     35,934
Add back:  amortization of goodwill                       -               8,261           -               4,183
Add back:  amortization of intangibles
  reclassified to goodwill                                -               1,071           -                 535
Add back:  amortization of indefinite
  lived intangible assets                                 -               3,591           -                1,851
Less:  income tax effect                                  -              (4,044)          -               (1,963)
                                                  ------------     ------------   ------------     -------------
Adjusted net income                               $     86,941     $     68,656   $     49,572     $      40,540
                                                  ============     ============   ============     =============

Basic earnings per common share:
--------------------------------
Reported net income                               $       0.97     $       0.71   $       0.55     $        0.42
Add back:  amortization of goodwill                       -                0.10           -                 0.05
Add back:  amortization of intangibles
  reclassified to goodwill                                -                0.01           -                 0.01
Add back:  amortization of indefinite
  lived intangible assets                                 -                0.05           -                 0.02
Less:  income tax effect                                  -               (0.05)          -                (0.02)
                                                  ------------     ------------   ------------     -------------
Adjusted net income                               $       0.97     $       0.82   $       0.55     $        0.48
                                                  ============     ============   ============     =============

Diluted earnings per common share:
----------------------------------
Reported net income                               $       0.94     $       0.69   $       0.53     $        0.41
Add back:  amortization of goodwill                       -                0.10           -                 0.05
Add back:  amortization of intangibles
  reclassified to goodwill                                -                0.01           -                 -
Add back:  amortization of indefinite
  lived intangible assets                                 -                0.04           -                 0.02
Less:  income tax effect                                  -               (0.04)          -                (0.02)
                                                  ------------     ------------   ------------     -------------
Adjusted net income                               $       0.94     $       0.80   $       0.53     $        0.46
                                                  ============     ============   ============     =============

     The changes in the carrying amount of goodwill for the six months ended August 31, 2002, are as follows:

                                         Popular
                                           and        Imported        U.K.
                                         Premium      Beer and     Brands and       Fine
                                           Wine       Spirits      Wholesale        Wine       Consolidated
                                       ----------    ----------    ----------    ----------    ------------
(in thousands)
Balance, February 28, 2002             $  226,798    $  105,680    $  143,321    $  192,284    $    668,083
Intangible assets reclassified to
  goodwill at March 1, 2002                  -           40,030         6,765          -             46,795
Elimination of deferred tax
  liabilities                                -          (14,611)       (2,030)         -            (16,641)
Purchase accounting allocations             4,985          -             -              808           5,793
Foreign currency translation
  adjustments                                -              302        13,851          -             14,153
Other                                       1,643          -             -             -              1,643
                                       ----------    ----------    ----------    ----------    ------------
Balance, August 31, 2002               $  233,426    $  131,401    $  161,907    $  193,092    $    719,826
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

     Effective March 1, 2002, the Company adopted EITF Issue No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which codified various issues related to the income statement classification of certain promotional payments under EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," EITF
Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-09, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company previously reported such costs as selling, general and administrative expenses. As a result of adopting EITF No. 01-09 on March 1, 2002, the Company has restated net sales, cost of product sold, and selling, general and administrative expenses for the six months and three months ended August 31, 2001. Net sales were reduced by $95.3 million and $51.6 million, respectively; cost of product sold was increased by $5.1 million and $2.7 million, respectively; and selling, general and administrative expenses were reduced by $100.5 million and $54.4 million, respectively. This reclassification did not affect operating income or net income.

3)   ACQUISITIONS:

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The purchase price of the Turner Road Vintners Assets, including assumption of indebtedness of $9.4 million, was $289.2 million. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. Based upon the final appraisal, the excess of the purchase price over the fair market value of the net assets acquired (goodwill), $146.7 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Turner Road Vintners Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The purchase price of the Corus Assets, including assumption of indebtedness (net of cash acquired) of $3.0 million, was $52.3 million plus an earn-out over six years based on the performance of the brands. As of August 31, 2002, the Company has paid an earn-out in the amount of $0.8 million. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of

Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards . The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. Based upon the final appraisal, the excess of the purchase price over the fair market value of the net assets acquired (goodwill), $48.9 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No.
142. The results of operations of the Corus Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. (the "Ravenswood Acquisition"). The Ravenswood business produces, markets and sells super-premium and ultra-premium California wine, primarily under the Ravenswood brand name. The purchase price of the Ravenswood Acquisition, including assumption of indebtedness of $2.8 million, was $152.5 million. The purchase price was financed with revolving loan borrowings under the senior credit facility. The Ravenswood Acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. Based upon the final appraisal, the excess of the purchase price over the fair market value of the net assets acquired (goodwill), $99.8 million, is not amortizable and is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Ravenswood Acquisition was consistent with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The results of operations of the Ravenswood business are reported in the Fine Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table summarizes the fair values of the assets acquired and liabilities assumed in the Ravenswood Acquisition at July 2, 2001, as adjusted for the final appraisal:

               Current assets                    $  34,396
               Property, plant and equipment        14,994
               Other assets                             26
               Trademarks                           45,600
               Goodwill                             99,756
                                                 ---------
                 Total assets acquired             194,772

               Current liabilities                  12,523
               Long-term liabilities                32,593
                                                 ---------
                 Total liabilities assumed          45,116
                                                 ---------

               Net assets acquired               $ 149,656
                                                 =========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the six months and three months ended August 31, 2002, and August 31, 2001, respectively. The unaudited pro forma results of operations for the six months ended August 31, 2001, give effect to the acquisitions of the Turner Road Vintners Assets and the Corus Assets and the Ravenswood Acquisition as if they occurred on March 1, 2001. The unaudited pro forma results of operations for the three months ended August 31, 2001, give effect to the Ravenswood Acquisition as if it occurred on March 1, 2001. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the six months and three months ended August 31, 2001, do not reflect total nonrecurring charges of $12.6 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, which were incurred by Ravenswood Winery, Inc. prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                       For the Six Months         For the Three Months
                                                        Ended August 31,            Ended August 31,
                                                  --------------------------   --------------------------
                                                      2002           2001          2002           2001
                                                  -----------    -----------   -----------    -----------
(in thousands, except per share data)
Net sales                                         $ 1,340,199    $ 1,302,918   $   689,806     $  693,612
Income before income taxes                        $   143,230    $    97,379   $    81,667     $   59,844
Net income                                        $    86,941    $    55,889   $    49,572     $   35,961

Earnings per common share:
  Basic                                           $      0.97    $      0.67   $      0.55     $     0.42
                                                  ===========    ===========   ===========     ==========
  Diluted                                         $      0.94    $      0.65   $      0.53     $     0.41
                                                  ===========    ===========   ===========     ==========

Weighted average common shares outstanding:
  Basic                                                89,268         83,668        89,691         84,829
  Diluted                                              92,562         86,252        93,029         87,864

4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                     August 31,         February 28,
                                        2002                2002
                                     ----------         ------------
(in thousands)
Raw materials and supplies           $   33,149         $     34,126
In-process inventories                  467,347              524,373
Finished case goods                     267,796              219,087
                                     ----------         ------------
                                     $  768,292         $    777,586
                                     ==========         ============

5)   INTANGIBLE ASSETS:

     The major components of intangible assets are:


                                       August 31, 2002             February 28, 2002
                                   -----------------------      -----------------------
                                     Gross         Net            Gross         Net
                                    Carrying     Carrying        Carrying     Carrying
                                     Amount       Amount          Amount       Amount
                                   ----------   ----------      ----------   ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements          $   10,158   $    5,197      $   10,158   $    5,960
  Other                                 4,049          706           4,049        1,067
                                   ----------   ----------      ----------   ----------
      Total                        $   14,207        5,903      $   14,207        7,027
                                   ==========                   ==========

Nonamortizable intangible assets:
  Trademarks                                       356,565                      351,707
  Distributor and agency
    relationships                                   20,458                       60,488
  Other                                                 31                        6,765
                                                ----------                   ----------
      Total                                        377,054                      418,960
                                                ----------                   ----------
Total intangible assets                         $  382,957                   $  425,987
                                                ==========                   ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.1 million and $0.6 million for the six months and three months ended August 31, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                           (in  thousands)
                           2003            $  2,249
                           2004            $  1,625
                           2005            $  1,427
                           2006            $  1,361
                           2007            $    365

6)   INVESTMENT IN JOINT VENTURE:

     On July 31, 2001, the Company and BRL Hardy Limited ("Hardy") completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and Hardy. The Company and PWP are parties to the following agreements: crushing, wine production, bottling, storage, and related services agreement; inventory supply agreement; sublease and assumption agreements pertaining to certain vineyards, which agreements include a market value adjustment provision; and a market value adjustment agreement relating to a certain vineyard lease held by PWP. As of August 31, 2002, amounts related to the above agreements were not material.

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

     As of August 31, 2002, the Company's investment balance, which is accounted for under the equity method, was $116.4 million and is included on the Consolidated Balance Sheets in Other Assets. The carrying amount of the investment is less than the Company's equity in the underlying net assets of PWP by $4.0 million. This amount is included in earnings as the assets are used by PWP.

7)   STOCKHOLDERS' EQUITY:

     In July 2002, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 120,000,000 shares to 275,000,000 shares and Class B Convertible Common Stock from 20,000,000 shares to 30,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company to 306,000,000 shares.

8)   EARNINGS PER COMMON SHARE:

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

     The computation of basic and diluted earnings per common share is as follows:


                                             For the Six Months         For the Three Months
                                              Ended August 31,            Ended August 31,
                                          ------------------------    ------------------------
                                             2002          2001          2002          2001
                                          ----------    ----------    ----------    ----------
(in thousands, except per share data)
Income applicable to common shares        $   86,941    $   59,777    $   49,572    $   35,934
                                          ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding - basic                         89,268        83,668        89,691        84,829
Stock options                                  3,294         2,584         3,338         3,035
                                          ----------    ----------    ----------    ----------
Weighted average common shares
  outstanding - diluted                       92,562        86,252        93,029        87,864
                                          ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE - BASIC         $     0.97    $     0.71    $     0.55    $     0.42
                                          ==========    ==========    ==========    ==========
EARNINGS PER COMMON SHARE - DILUTED       $     0.94    $     0.69    $     0.53    $     0.41
                                          ==========    ==========    ==========    ==========

     Stock options to purchase 0.3 million shares of Class A Common Stock at a weighted average price per share of $21.34 were outstanding during the six months and three months ended August 31, 2001, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period.

9)   COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:

                                                              For the Six Months         For the Three Months
                                                               Ended August 31,            Ended August 31,
                                                           ------------------------    ------------------------
                                                              2002          2001          2002          2001
                                                           ----------    ----------    ----------    ----------
(in thousands)
Net income                                                 $   86,941    $   59,777    $   49,572    $   35,934
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                     13,139        (2,882)        5,451         1,432
  Cash flow hedges:
    Net derivative gains, net of tax effect of
      $0, $109, $0 and $30, respectively                         -              219          -               47
    Reclassification adjustments, net of tax effect
      of $13, $85, $3 and $18, respectively                       (21)         (186)           (5)           43
                                                           ----------    ----------    ----------    ----------
  Net cash flow hedges                                            (21)           33            (5)           90
  Minimum pension liability adjustment, net of tax
    effect of $255, $0, $5 and $0, respectively                  (382)         -               (8)         -
                                                           ----------    ----------    ----------    ----------
Total comprehensive income                                 $   99,677    $   56,928    $   55,026    $   37,456
                                                           ==========    ==========    ==========    ==========

     Accumulated other comprehensive loss includes the following components:

                                        For the Six Months Ended August 31, 2002
                             ----------------------------------------------------------
                               Foreign           Net         Minimum       Accumulated
                               Currency      Unrealized      Pension          Other
                              Translation     Gains on      Liability     Comprehensive
                              Adjustments    Derivatives    Adjustment        Loss
                             -------------   -----------   ------------   -------------
(in thousands)
Balance, February 28, 2002   $     (35,243)  $        21   $      -       $     (35,222)
Current-period change               13,139           (21)          (382)         12,736
                             -------------   -----------   ------------   -------------
Balance, August 31, 2002     $     (22,104)  $      -      $       (382)  $     (22,486)
                             =============   ===========   ============   =============

10)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of August 31, 2002, and February 28, 2002, and the condensed consolidating statements of income and cash flows for the six months and three months ended August 31, 2002 and 2001, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark, which is included in the U.K. Brands and Wholesale segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary and certain other subsidiaries which individually, and in the aggregate, are inconsequential. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and include the accounting changes described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                    Parent        Subsidiary      Subsidiary
                                                    Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                  -----------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at August 31, 2002
------------------
Current assets:
  Cash and cash investments                       $    13,075    $      1,294    $      10,646    $       -       $     25,015
  Accounts receivable, net                             73,825         184,022          177,703            -            435,550
  Inventories, net                                     16,731         602,544          149,173            (156)        768,292
  Prepaid expenses and other current assets            11,592          56,900           16,638            -             85,130
  Intercompany (payable) receivable                   (72,976)         42,613           30,363            -               -
                                                  -----------    ------------    -------------    ------------    ------------
      Total current assets                             42,247         887,373          384,523            (156)      1,313,987
Property, plant and equipment, net                     38,291         359,170          196,870            -            594,331
Investments in subsidiaries                         2,479,117         559,028             -         (3,038,145)           -
Goodwill                                               51,171         495,531          173,124            -            719,826
Intangible assets, net                                 10,967         317,634           54,356            -            382,957
Other assets                                           20,899         119,657           31,035            -            171,591
                                                  -----------    -----------     -------------    ------------    ------------
  Total assets                                    $ 2,642,692    $  2,738,393    $     839,908    $ (3,038,301)   $  3,182,692
                                                  ===========    ============    =============    ============    ============

Current liabilities:
  Notes payable                                   $      -       $       -       $         992    $       -       $        992
  Current maturities of long-term debt                 76,830           3,465              681            -             80,976
  Accounts payable                                     29,649          44,235           86,407            -            160,291
  Accrued excise taxes                                  8,064          20,169           17,394            -             45,627
  Other accrued expenses and liabilities              123,384          67,674          126,835            -            317,893
                                                  -----------    ------------    -------------    ------------    ------------
      Total current liabilities                       237,927         135,543          232,309            -            605,779


                                                    Parent        Subsidiary      Subsidiary
                                                    Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                  -----------    ------------    -------------    ------------    ------------
(in thousands)
Long-term debt, less current maturities             1,263,483          12,659            9,433            -          1,285,575
Deferred income taxes                                  41,955          74,784           32,944            -            149,683
Other liabilities                                         532          37,410           25,439            -             63,381
Stockholders' equity:
  Class A and class B common stock                        955           6,434           64,867         (71,301)            955
  Additional paid-in capital                          453,329       1,221,077          436,466      (1,657,543)        453,329
  Retained earnings                                   679,316       1,251,606           57,695      (1,309,457)        679,160
  Accumulated other comprehensive loss                 (2,121)         (1,120)         (19,245)           -            (22,486)
  Treasury stock and other                            (32,684)           -                -               -            (32,684)
                                                  -----------    ------------    -------------    ------------    ------------
      Total stockholders' equity                    1,098,795       2,477,997          539,783      (3,038,301)      1,078,274
                                                  -----------    ------------    -------------    ------------    ------------
  Total liabilities and stockholders' equity      $ 2,642,692    $  2,738,393    $     839,908    $ (3,038,301)   $  3,182,692
                                                  ===========    ============    =============    ============    ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2002
--------------------
Current assets:
  Cash and cash investments                       $       838    $      2,084    $       6,039    $       -       $      8,961
  Accounts receivable, net                             86,315         166,875          130,732            -            383,922
  Inventories, net                                     17,662         631,050          128,934             (60)        777,586
  Prepaid expenses and other current assets             7,148          40,364           13,267            -             60,779
  Intercompany (payable) receivable                   (64,061)           (288)          64,349            -               -
                                                  -----------    ------------    -------------    ------------    ------------
      Total current assets                             47,902         840,085          343,321             (60)      1,231,248
Property, plant and equipment, net                     36,834         354,431          187,499            -            578,764
Investments in subsidiaries                         2,404,282         558,263             -         (2,962,545)           -
Goodwill                                               51,172         462,676          154,235            -            668,083
Intangible assets, net                                 11,016         361,039           53,932            -            425,987
Other assets                                           22,598         111,892           30,813            -            165,303
                                                  -----------    ------------    -------------    ------------    ------------
  Total assets                                    $ 2,573,804    $  2,688,386    $     769,800    $ (2,962,605)   $  3,069,385
                                                  ===========    ============    =============    ============    ============

Current liabilities:
  Notes payable                                   $    50,000    $       -       $       4,775    $       -       $     54,775
  Current maturities of long-term debt                 71,953           3,542            6,114            -             81,609
  Accounts payable                                     34,590          50,425           68,418            -            153,433
  Accrued excise taxes                                 12,244          37,033           10,961            -             60,238
  Other accrued expenses and liabilities               94,067          51,250           99,838            -            245,155
                                                  -----------    ------------    -------------    ------------    ------------
      Total current liabilities                       262,854         142,250          190,106            -            595,210
Long-term debt, less current maturities             1,278,834          14,237              112            -          1,293,183
Deferred income taxes                                  39,022          91,963           32,161            -            163,146
Other liabilities                                         476          38,174           23,460            -             62,110
Stockholders' equity:
  Class A and class B common stock                        939           6,434           64,867         (71,301)            939
  Additional paid-in capital                          431,216       1,220,917          436,466      (1,657,383)        431,216
  Retained earnings                                   592,279       1,176,931           56,930      (1,233,921)        592,219
  Accumulated other comprehensive
    income (loss)                                       1,600          (2,520)         (34,302)           -            (35,222)
  Treasury stock and other                            (33,416)           -                -               -            (33,416)
                                                  -----------    ------------    -------------    ------------    ------------
      Total stockholders' equity                      992,618       2,401,762          523,961      (2,962,605)        955,736
                                                  -----------    ------------    -------------    ------------    ------------
  Total liabilities and stockholders' equity      $ 2,573,804    $  2,688,386    $     769,800    $ (2,962,605)   $  3,069,385
                                                  ===========    ============    =============    ============    ============

                                                    Parent        Subsidiary      Subsidiary
                                                    Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                  -----------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Six Months Ended August 31, 2002
----------------------------------------
Gross sales                                       $   376,683    $    957,427    $     547,303    $   (121,953)   $  1,759,460
  Less - excise taxes                                 (67,933)       (208,805)        (142,523)           -           (419,261)
                                                  -----------    ------------    -------------    ------------    ------------
    Net sales                                         308,750         748,622          404,780        (121,953)      1,340,199
Cost of product sold                                 (239,112)       (525,399)        (327,557)        121,857        (970,211)
                                                  -----------    ------------    -------------    ------------    ------------
    Gross profit                                       69,638         223,223           77,223             (96)        369,988
Selling, general and administrative expenses          (53,409)        (74,441)         (50,527)           -           (178,377)
                                                  -----------    ------------    -------------    ------------    ------------
    Operating income                                   16,229         148,782           26,696             (96)        191,611
Equity in earnings of
  subsidiary/joint venture                             74,675           6,676             -            (75,440)          5,911
Interest expense, net                                   4,137         (35,085)         (23,344)           -            (54,292)
                                                  -----------    ------------    -------------    ------------    ------------
    Income before income taxes                         95,041         120,373            3,352         (75,536)        143,230
Provision for income taxes                             (8,004)        (45,698)          (2,587)           -            (56,289)
                                                  -----------    ------------    -------------    ------------    ------------
Net income                                        $    87,037    $     74,675    $         765    $    (75,536)   $     86,941
                                                  ===========    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Six Months Ended August 31, 2001
----------------------------------------
Gross sales                                       $   388,179    $    998,061    $     498,482    $   (193,801)   $  1,690,921
  Less - excise taxes                                 (67,947)       (210,939)        (124,476)           -           (403,362)
                                                  -----------    ------------    -------------    ------------    ------------
    Net sales                                         320,232         787,122          374,006        (193,801)      1,287,559
Cost of product sold                                 (201,913)       (638,000)        (302,253)        193,782        (948,384)
                                                  -----------    ------------    -------------    ------------    ------------
    Gross profit                                      118,319         149,122           71,753             (19)        339,175
Selling, general and administrative expenses          (45,211)        (63,847)         (71,193)           -           (180,251)
                                                  -----------    ------------    -------------    ------------    ------------
    Operating income                                   73,108          85,275              560             (19)        158,924
Equity in earnings (loss) of
  subsidiary/joint venture                             20,684          (8,852)            -            (11,969)           (137)
Interest expense, net                                  (7,922)        (49,173)          (2,064)           -            (59,159)
                                                  -----------    ------------    -------------    ------------    ------------
    Income (loss) before income taxes                  85,870          27,250           (1,504)        (11,988)         99,628
Provision for income taxes                            (26,074)         (6,566)          (7,211)           -            (39,851)
                                                  -----------    ------------    -------------    ------------    ------------
Net income (loss)                                 $    59,796    $     20,684    $      (8,715)   $    (11,988)   $     59,777
                                                  ===========    ============    =============    ============    ============


Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended August 31, 2002
------------------------------------------
Gross sales                                       $   200,944    $    484,167    $     273,892    $    (60,006)   $    898,997
  Less - excise taxes                                 (35,201)       (103,422)         (70,568)           -           (209,191)
                                                  -----------    ------------    -------------    ------------    ------------
    Net sales                                         165,743         380,745          203,324         (60,006)        689,806
Cost of product sold                                 (126,130)       (267,766)        (162,615)         59,967        (496,544)
                                                  -----------    ------------    -------------    ------------    ------------
    Gross profit                                       39,613         112,979           40,709             (39)        193,262
Selling, general and administrative expenses          (30,033)        (31,531)         (26,052)           -            (87,616)
                                                  -----------    ------------    -------------    ------------    ------------
    Operating income                                    9,580          81,448           14,657             (39)        105,646
Equity in earnings (loss) of
  subsidiary/joint venture                             42,531          (3,675)            -            (35,684)          3,172
Interest expense, net                                  (2,084)         (6,511)         (22,724)           -            (27,151)
                                                  -----------    ------------    -------------    ------------    ------------
    Income (loss) before income taxes                  54,195          71,262           (8,067)        (35,723)         81,667
(Provision for) benefit from income taxes              (4,584)        (28,731)           1,220            -            (32,095)
                                                  -----------    ------------    -------------    ------------    ------------
Net income (loss)                                 $    49,611    $     42,531    $      (6,847)   $    (35,723)   $     49,572
                                                  ===========    ============    =============    ============    ============

                                                    Parent        Subsidiary      Subsidiary
                                                    Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                  -----------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended August 31, 2001
------------------------------------------
Gross sales                                       $   213,060    $    556,414    $     255,834    $   (126,483)   $    898,825
  Less - excise taxes                                 (37,559)       (108,724)         (63,415)           -           (209,698)
                                                  -----------    ------------    -------------    ------------    ------------
    Net sales                                         175,501         447,690          192,419        (126,483)        689,127
Cost of product sold                                  (89,426)       (389,124)        (153,748)        126,456        (505,842)
                                                  -----------    ------------    -------------    ------------    ------------
    Gross profit                                       86,075          58,566           38,671             (27)        183,285
Selling, general and administrative expenses          (22,522)        (22,512)         (49,250)           -            (94,284)
                                                  -----------    ------------    -------------    ------------    ------------
    Operating income (loss)                            63,553          36,054          (10,579)            (27)         89,001
Equity in earnings (loss) of
  subsidiary/joint venture                              2,714         (15,181)            -             12,330            (137)
Interest expense, net                                  (2,557)        (25,634)            (783)           -            (28,974)
                                                  -----------    ------------    -------------    ------------    ------------
    Income (loss) before income taxes                  63,710          (4,761)         (11,362)         12,303          59,890
(Provision for) benefit from income taxes             (27,749)          7,475           (3,682)           -            (23,956)
                                                  -----------    ------------    -------------    ------------    ------------
Net income (loss)                                 $    35,961    $      2,714    $     (15,044)   $     12,303    $     35,934
                                                  ===========    ============    =============    ============    ============


Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Six Months Ended August 31, 2002
----------------------------------------
Net cash provided by operating activities         $    57,695    $     45,878    $       9,993    $       -       $    113,566

Cash flows from investing activities:
  Purchases of property, plant and equipment           (4,542)        (22,975)          (6,702)           -            (34,219)
  Other                                                  -               (337)             241            -                (96)
                                                  -----------    ------------    -------------    ------------    ------------
Net cash used in investing activities                  (4,542)        (23,312)          (6,461)           -            (34,315)
                                                  -----------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Net repayments of notes payable                     (50,000)           -              (3,757)           -            (53,757)
  Principal payments of long-term debt                (35,996)         (1,615)          (6,182)           -            (43,793)
  Payment of issuance costs of long-term debt              (5)           -                -               -                 (5)
  Exercise of employee stock options                   22,008            -                -               -             22,008
  Proceeds from issuance of long-term debt               -               -              10,000            -             10,000
  Proceeds from employee stock purchases                1,309            -                -               -              1,309
                                                  -----------    ------------    -------------    ------------    ------------
Net cash (used in) provided by
  financing activities                                (62,684)         (1,615)              61            -            (64,238)
                                                  -----------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                            21,768         (21,741)           1,014            -              1,041
                                                  -----------    ------------    -------------    ------------    ------------

Net increase (decrease) in cash
  and cash investments                                 12,237            (790)           4,607            -             16,054
Cash and cash investments, beginning of period            838           2,084            6,039            -              8,961
                                                  -----------    ------------    -------------    ------------    ------------
Cash and cash investments, end of period          $    13,075    $      1,294    $      10,646    $       -       $     25,015
                                                  ===========    ============    =============    ============    ============


                                                    Parent        Subsidiary      Subsidiary
                                                    Company       Guarantors     Nonguarantors    Eliminations    Consolidated
                                                  -----------    ------------    -------------    ------------    ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Six Months Ended August 31, 2001
----------------------------------------
Net cash provided by (used in)
  operating activities                            $   103,790    $     (2,450)   $       4,642    $       -       $    105,982

Cash flows from investing activities:
  Purchases of businesses, net of cash acquired      (477,713)          5,742             -               -           (471,971)
  Purchases of property, plant and equipment           (2,099)        (20,080)          (6,616)           -            (28,795)
  Investment in joint venture                            -             (5,500)            -               -             (5,500)
  Proceeds from sale of assets                           -             35,143              248            -             35,391
                                                  -----------    ------------    -------------    ------------    ------------
Net cash (used in) provided by
  investing activities                               (479,812)         15,305           (6,368)           -           (470,875)
                                                  -----------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from equity offering, net of fees          139,522            -                -               -            139,522
  Net proceeds from notes payable                      83,000            -               2,727            -             85,727
  Exercise of employee stock options                   26,392            -                -               -             26,392
  Proceeds from employee stock purchases                  842            -                -               -                842
  Principal payments of long-term debt                (16,802)         (7,677)            (742)           -            (25,221)
  Payment of issuance costs of long-term debt          (1,186)           -                -               -             (1,186)
                                                  -----------    ------------    -------------    ------------    ------------
Net cash provided by (used in)
  financing activities                                231,768          (7,677)           1,985            -            226,076
                                                  -----------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                             2,259          (1,860)            (486)           -                (87)
                                                  -----------    ------------    -------------    ------------    ------------

Net (decrease) increase in cash
  and cash investments                               (141,995)          3,318             (227)           -           (138,904)
Cash and cash investments, beginning of period        142,104           3,239              329            -            145,672
                                                  -----------    ------------    -------------    ------------    ------------
Cash and cash investments, end of period          $       109    $      6,557    $         102    $       -       $      6,768
                                                  ===========    ============    =============    ============    ============

11)  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management, and the availability of separate financial results. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and include the accounting changes described in Note 2 herein. The Company evaluates performance based on operating income of the respective business units.

Segment information is as follows:


                                                 For the Six Months             For the Three Months
                                                  Ended August 31,                Ended August 31,
                                            ----------------------------    ----------------------------
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
(in thousands)
Popular and Premium Wine:
-------------------------
Net sales:
  Branded:
    External customers                      $    315,080    $    325,813    $    168,327    $    178,739
    Intersegment                                   5,725           4,644           2,876           2,899
                                            ------------    ------------    ------------    ------------
    Total Branded                                320,805         330,457         171,203         181,638
                                            ------------    ------------    ------------    ------------
  Other:
    External customers                            20,808          27,383          10,159          13,834
    Intersegment                                   6,342           7,856           3,118           4,167
                                            ------------    ------------    ------------    ------------
    Total Other                                   27,150          35,239          13,277          18,001
                                            ------------    ------------    ------------    ------------
Net sales                                   $    347,955    $    365,696    $    184,480    $    199,639
Operating income                            $     42,568    $     39,329    $     25,699    $     23,934
Equity in earnings (loss) of joint venture  $      5,911    $       (137)   $      3,172    $       (137)
Long-lived assets                           $    195,417    $    186,694    $    195,417    $    186,694
Investment in joint venture                 $    116,431    $     31,638    $    116,431    $     31,638
Total assets                                $  1,075,396    $    940,926    $  1,075,396    $    940,926
Capital expenditures                        $     10,538    $      6,077    $      7,343    $      4,588
Depreciation and amortization               $     11,760    $     16,159    $      5,676    $      8,043

Imported Beer and Spirits:
--------------------------
Net sales:
  Beer                                      $    419,513    $    396,133    $    219,807    $    220,225
  Spirits                                        138,886         137,792          66,687          68,751
                                            ------------    ------------    ------------    ------------
Net sales                                   $    558,399    $    533,925    $    286,494    $    288,976
Operating income                            $    115,976    $     95,412    $     61,555    $     51,361
Long-lived assets                           $     77,916    $     79,612    $     77,916    $     79,612
Total assets                                $    739,769    $    736,343    $    739,769    $    736,343
Capital expenditures                        $      4,030    $      6,736    $      2,122    $      3,812
Depreciation and amortization               $      5,105    $      9,150    $      2,533    $      4,388

U.K. Brands and Wholesale:
--------------------------
Net sales:
  Branded:
    External customers                      $    112,575    $    112,125    $     57,999    $     59,021
    Intersegment                                     151             481              65             379
                                            ------------    ------------    ------------    ------------
    Total Branded                                112,726         112,606          58,064          59,400
  Wholesale                                      264,389         234,473         132,255         119,467
                                            ------------    ------------    ------------    ------------
Net sales                                   $    377,115    $    347,079    $    190,319    $    178,867
Operating income                            $     24,775    $     22,285    $     14,512    $     13,432
Long-lived assets                           $    148,002    $    142,055    $    148,002    $    142,055
Total assets                                $    680,224    $    629,582    $    680,224    $    629,582
Capital expenditures                        $      6,110    $      4,039    $      3,414    $      2,009
Depreciation and amortization               $      7,101    $      9,419    $      3,600    $      4,746


                                                 For the Six Months             For the Three Months
                                                  Ended August 31,                Ended August 31,
                                            ----------------------------    ----------------------------
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
(in thousands)
Fine Wine:
----------
Net sales:
  External customers                        $     68,948    $     53,840    $     34,570    $     29,090
  Intersegment                                       688             254             310             152
                                            ------------    ------------    ------------    ------------
Net sales                                   $     69,636    $     54,094    $     34,880    $     29,242
Operating income                            $     23,736    $     15,146    $     12,030    $      8,098
Long-lived assets                           $    163,848    $    147,535    $    163,848    $    147,535
Total assets                                $    643,104    $    575,280    $    643,104    $    575,280
Capital expenditures                        $     12,419    $     11,298    $      8,050    $      7,329
Depreciation and amortization               $      4,936    $      6,236    $      2,282    $      3,013

Corporate Operations and Other:
-------------------------------
Net sales                                   $       -       $       -       $       -       $       -
Operating loss                              $    (15,444)   $    (13,248)   $     (8,150)   $     (7,824)
Long-lived assets                           $      9,148    $      4,556    $      9,148    $      4,556
Total assets                                $     44,199    $     24,580    $     44,199    $     24,580
Capital expenditures                        $      1,122    $        645    $        948    $        219
Depreciation and amortization               $      2,099    $      2,297    $      1,061    $      1,146

Intersegment eliminations:
--------------------------
Net sales                                   $    (12,906)   $    (13,235)   $     (6,367)   $     (7,597)

Consolidated:
-------------
Net sales                                   $  1,340,199    $  1,287,559    $    689,806    $    689,127
Operating income                            $    191,611    $    158,924    $    105,646    $     89,001
Equity in earnings (loss) of joint venture  $      5,911    $       (137)   $      3,172    $       (137)
Long-lived assets                           $    594,331    $    560,452    $    594,331    $    560,452
Investment in joint venture                 $    116,431    $     31,638    $    116,431    $     31,638
Total assets                                $  3,182,692    $  2,906,711    $  3,182,692    $  2,906,711
Capital expenditures                        $     34,219    $     28,795    $     21,877    $     17,957
Depreciation and amortization               $     31,001    $     43,261    $     15,152    $     21,336

12)  ACCOUNTING PRONOUNCEMENTS:

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 were adopted on March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the remaining provisions will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of the fiscal year ended February 28, 2002 ($1.6 million, net of income taxes), to increase selling, general and administrative expenses ($2.6 million) and to decrease the provision for income taxes ($1.0 million).

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the financial impact of SFAS No. 146 on its financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The Company is a leading producer and marketer of beverage alcohol brands, with a broad portfolio of wine, distilled spirits and imported beer. The Company is the largest single-source supplier of these products in the United States, and both a major producer and independent drinks wholesaler in the United Kingdom. The Company reports its operating results in five segments:
Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider and bottled water, and wholesale wine, cider, distilled spirits, beer and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items).

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

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 2002 ("Second Quarter 2003"), compared to the three months ended August 31, 2001 ("Second Quarter 2002"), and for the six months ended August 31, 2002 ("Six Months 2003"), compared to the six months ended August 31, 2001 ("Six Months 2002"), and (ii) financial liquidity and capital resources for Six Months 2003. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 ("Fiscal 2002").

     As discussed in Note 2 to the financial statements, the Company adopted SFAS No. 142 and EITF No. 01-09 on March 1, 2002.

ACQUISITIONS IN FISCAL 2002

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. (the "Ravenswood Acquisition"), a leading premium wine producer based in Sonoma, California. On June 30, 2002, Ravenswood Winery, Inc. was merged into Franciscan Vineyards, Inc. (a wholly-owned subsidiary of the Company). The Ravenswood business produces, markets and sells super-premium and ultra-premium California wine primarily under the Ravenswood brand name. The vast majority of wine the Ravenswood business produces and sells is red wine, including the number one super-premium Zinfandel in the United States. The results of operations of the Ravenswood business are reported in the Fine Wine segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

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

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Second Quarter 2003 and Second Quarter 2002.


                                     Second Quarter 2003 Compared to Second Quarter 2002
                                     ---------------------------------------------------
                                                         Net Sales
                                     ---------------------------------------------------
                                                                     %Increase/
                                               2003        2002      (Decrease)
                                             ---------   ---------   ----------
Popular and Premium Wine:
  Branded:
    External customers                       $ 168,327   $ 178,739     (5.8)%
    Intersegment                                 2,876       2,899     (0.8)%
                                             ---------   ---------
    Total Branded                              171,203     181,638     (5.7)%
                                             ---------   ---------
Other:
  External customers                            10,159      13,834    (26.6)%
  Intersegment                                   3,118       4,167    (25.2)%
                                             ---------   ---------
    Total Other                                 13,277      18,001    (26.2)%
                                             ---------   ---------
Popular and Premium Wine net sales           $ 184,480   $ 199,639     (7.6)%
                                             ---------   ---------
Imported Beer and Spirits:
  Imported Beer                              $ 219,807   $ 220,225     (0.2)%
  Spirits                                       66,687      68,751     (3.0)%
                                             ---------   ---------
Imported Beer and Spirits net sales          $ 286,494   $ 288,976     (0.9)%
                                             ---------   ---------
U.K. Brands and Wholesale:
  Branded:
    External customers                       $  57,999   $  59,021     (1.7)%
    Intersegment                                    65         379    (82.8)%
                                             ---------   ---------
    Total Branded                               58,064      59,400     (2.2)%
  Wholesale                                    132,255     119,467     10.7 %
                                             ---------   ---------
U.K. Brands and Wholesale net sales          $ 190,319   $ 178,867      6.4 %
                                             ---------   ---------
Fine Wine:
  External customers                         $  34,570   $  29,090     18.8 %
  Intersegment                                     310         152    103.9 %
                                             ---------   ---------
Fine Wine net sales                          $  34,880   $  29,242     19.3 %
                                             ---------   ---------
Corporate Operations and Other               $    -      $    -         N/A
                                             ---------   ---------
Intersegment eliminations                    $  (6,367)  $  (7,597)   (16.2)%
                                             ---------   ---------
Consolidated Net Sales                       $ 689,806   $ 689,127      0.1 %
                                             =========   =========

     Net sales for Second Quarter 2003 increased to $689.8 million from $689.1 million for Second Quarter 2002, an increase of $0.7 million, or 0.1%.

     Popular and Premium Wine
     ------------------------

     Net sales for the Popular and Premium Wine segment for Second Quarter 2003 decreased to $184.5 million from $199.6 million for Second Quarter 2002, a decrease of $15.2 million, or (7.6)%. Branded sales declined $10.4 million, or (5.8)%, on lower volume. Volumes were negatively impacted primarily due to the timing of shipments versus depletions between first and second quarter of fiscal 2003 compared to first and second quarter of fiscal 2002, and increased promotional spending in the industry, which the Company did not participate in heavily. The Company's promotional strategy continues to focus on higher growth and/or higher margin brands. In addition, other sales declined $4.7 million due to lower grape juice concentrate and bulk wine sales.

     Imported Beer and Spirits
     -------------------------

     Net sales for the Imported Beer and Spirits segment for Second Quarter 2003 decreased to $286.5 million from $289.0 million for Second Quarter 2002, a decrease of $2.5 million, or (0.9)%. This decrease resulted primarily from a decline in spirits sales of $2.1 million, or (3.0)%. This decline in spirits sales followed a 5.5% increase in spirits sales in the first quarter of fiscal 2003 and was due primarily to the timing of wholesaler orders. Imported beer sales for Second Quarter 2003 were virtually unchanged when compared to Second Quarter 2002 as price increases implemented in the first quarter of fiscal 2003 were offset by volume declines. The decline in imported beer shipments was anticipated due to inventory adjustments in the distribution channel related to the price increase.

     U.K. Brands and Wholesale
     -------------------------

     Net sales for the U.K. Brands and Wholesale segment for Second Quarter 2003 increased to $190.3 million from $178.9 million for Second Quarter 2002, an increase of $11.5 million, or 6.4%. Excluding a favorable foreign currency impact of $13.7 million, net sales declined $2.2 million, or (1.3)%. This decline resulted from a 9.3% decrease in branded sales partially offset by a 2.7% increase in wholesale sales. The decline in branded sales was primarily related to lower cider sales.

     Fine Wine
     ---------

     Net sales for the Fine Wine segment for Second Quarter 2003 increased to $34.9 million from $29.2 million for Second Quarter 2002, an increase of $5.6 million, or 19.3%. This increase resulted from an additional one month of sales of the brands acquired in the Ravenswood Acquisition, completed in July 2001, as well as growth in the Estancia, Ravenswood, Simi and Franciscan brands. Excluding the additional one month of sales of $2.2 million of the acquired brands, Fine Wine net sales increased $3.4 million, or 11.8%, due to higher sales volumes on the brands noted above.

     GROSS PROFIT

     The Company's gross profit increased to $193.3 million for Second Quarter 2003 from $183.3 million for Second Quarter 2002, an increase of $10.0 million, or 5.4%. The dollar increase in gross profit resulted from higher average imported beer prices, a favorable mix of sales towards higher margin products, particularly fine wine and tequila, lower average spirits costs, and a favorable foreign currency impact. These increases were partially offset by higher average imported beer costs and lower Popular and Premium wine sales. As a result of the foregoing, gross profit as a percent of net sales increased to 28.0% for Second Quarter 2003 from 26.6% for Second Quarter 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $87.6 million for Second Quarter 2003 from $94.3 million for Second Quarter 2002, a decrease of $6.7 million, or (7.1)%. The Company adopted SFAS No. 142 on March 1, 2002 and accordingly, stopped amortizing goodwill and other indefinite lived intangible assets. Excluding $6.6 million of amortization expense from Second Quarter 2002, the Company's selling, general and administrative expenses for Second Quarter 2003 were flat. Selling, general and administrative expenses as a percent of net sales decreased to 12.7% for Second Quarter 2003 as compared to 13.7% for Second Quarter 2002. Excluding amortization expense in Second

Quarter 2002, selling, general and administrative expenses as a percent of net sales were 12.7%, equivalent to Second Quarter 2003.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Second Quarter 2003 and Second Quarter 2002.


                                Second Quarter 2003 Compared to Second Quarter 2002
                                ---------------------------------------------------
                                              Operating Income/(Loss)
                                ---------------------------------------------------
                                         2003           2002        %Increase
                                      ----------     ----------     ---------
Popular and Premium Wine              $   25,699     $   23,934        7.4%
Imported Beer and Spirits                 61,555         51,361       19.8%
U.K. Brands and Wholesale                 14,512         13,432        8.0%
Fine Wine                                 12,030          8,098       48.6%
Corporate Operations and Other            (8,150)        (7,824)       4.2%
                                      ----------     ----------
Consolidated Operating Income         $  105,646     $   89,001       18.7%
                                      ==========     ==========

     As a result of the above factors, consolidated operating income increased to $105.6 million for Second Quarter 2003 from $89.0 million for Second Quarter 2002, an increase of $16.6 million, or 18.7%. Excluding amortization expense for Second Quarter 2002, operating income for Popular and Premium Wine, Imported Beer and Spirits, U.K. Brands and Wholesale and Fine Wine would have been $25.7 million, $53.5 million, $15.0 million and $9.2 million, respectively. Further, consolidated operating income would have been $95.6 million.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $27.2 million for Second Quarter 2003 from $29.0 million for Second Quarter 2002, a decrease of $1.8 million, or (6.3)%. The decrease resulted from both a decrease in the average borrowings for the period and a decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $49.6 million for Second Quarter 2003 from $35.9 million for Second Quarter 2002, an increase of $13.6 million, or 38.0%. Excluding amortization expense and the associated income tax benefit for Second Quarter 2002, net income increased $9.0 million, or 22.3%.

     For financial analysis purposes only, the Company's earnings (including equity in earnings of joint venture) before interest, taxes, depreciation and amortization ("EBITDA") for Second Quarter 2003 were $124.0 million, an increase of $13.8 million over EBITDA of $110.2 million for Second Quarter 2002. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities determined in accordance with generally accepted accounting principles and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS 2003 COMPARED TO SIX MONTHS 2002

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Six Months 2003 and Six Months 2002.


                                     Six Months 2003 Compared to Six Months 2002
                                     -------------------------------------------
                                                     Net Sales
                                     -------------------------------------------
                                                                    %Increase/
                                          2003          2002        (Decrease)
                                       -----------   -----------    ----------
Popular and Premium Wine:
  Branded:
    External customers                 $   315,080   $   325,813      (3.3)%
    Intersegment                             5,725         4,644      23.3 %
                                       -----------   -----------
    Total Branded                          320,805       330,457      (2.9)%
                                       -----------   -----------
  Other:
    External customers                      20,808        27,383     (24.0)%
    Intersegment                             6,342         7,856     (19.3)%
                                       -----------   -----------
    Total Other                             27,150        35,239     (23.0)%
                                       -----------   -----------
Popular and Premium Wine net sales     $   347,955   $   365,696      (4.9)%
                                       -----------   -----------
Imported Beer and Spirits:
  Imported Beer                        $   419,513   $   396,133       5.9 %
  Spirits                                  138,886       137,792       0.8 %
                                       -----------   -----------
Imported Beer and Spirits net sales    $   558,399   $   533,925       4.6 %
                                       -----------   -----------
U.K. Brands and Wholesale:
  Branded:
    External customers                 $   112,575   $   112,125       0.4 %
    Intersegment                               151           481     (68.6)%
                                       -----------   -----------
    Total Branded                          112,726       112,606       0.1 %
  Wholesale                                264,389       234,473      12.8 %
                                       -----------   -----------
U.K. Brands and Wholesale net sales    $   377,115   $   347,079       8.7 %
                                       -----------   -----------
Fine Wine:
  External customers                   $    68,948   $    53,840      28.1 %
  Intersegment                                 688           254     170.9 %
                                       -----------   -----------
Fine Wine net sales                    $    69,636   $    54,094      28.7 %
                                       -----------   -----------
Corporate Operations and Other         $      -      $      -          N/A
                                       -----------   -----------
Intersegment eliminations              $   (12,906)  $   (13,235)     (2.5)%
                                       -----------   -----------
Consolidated Net Sales                 $ 1,340,199   $ 1,287,559       4.1 %
                                       ===========   ===========

     Net sales for Six Months 2003 increased to $1,340.2 million from $1,287.6 million for Six Months 2002, an increase of $52.6 million, or 4.1%.

     Popular and Premium Wine
     ------------------------

     Net sales for the Popular and Premium Wine segment for Six Months 2003 decreased to $348.0 million from $365.7 million for Six Months 2002, a decrease of $17.7 million, or (4.9)%. Branded sales declined $9.7 million, or (2.9)%, on lower volume. Volumes were negatively impacted as a result of increased promotional spending in the industry, which the Company did not participate in heavily. Other sales declined $8.1 million, or (23.0)%, on lower grape juice concentrate and bulk wine sales.

     Imported Beer and Spirits
     -------------------------

     Net sales for the Imported Beer and Spirits segment for Six Months 2003 increased to $558.4 million from $533.9 million for Six Months 2002, an increase of $24.5 million, or 4.6%. This increase resulted primarily from a 5.9% increase in imported beer sales. The growth in imported beer sales was due to a price increase on the Company's Mexican beer portfolio, which took effect in the first quarter of fiscal 2003. Additionally, spirits sales increased 0.8% resulting primarily from a favorable mix towards higher priced products, particularly tequila.

     U.K. Brands and Wholesale
     -------------------------

     Net sales for the U.K. Brands and Wholesale segment for Six Months 2003 increased to $377.1 million from $347.1 million for Six Months 2002, an increase of $30.0 million, or 8.7%. Excluding a favorable foreign currency impact of $14.6 million, net sales increased $15.4 million, or 4.4%. This increase resulted primarily from an 8.3% increase in wholesale sales due to the addition of new accounts and increased average delivery sizes, partially offset by a 3.9% decline in branded sales as a decrease in cider sales was partially offset by increases in wine and ready-to-drink sales.

     Fine Wine
     ---------

     Net sales for the Fine Wine segment for Six Months 2003 increased to $69.6 million from $54.1 million for Six Months 2002, an increase of $15.5 million, or 28.7%. This increase resulted primarily from an additional four months of sales of the brands acquired in the Ravenswood Acquisition, completed in July 2001, as well as growth in the Ravenswood, Estancia, Simi and Franciscan brands. Excluding the additional four months of sales of $14.1 million of the acquired brands, Fine Wine net sales increased $1.5 million, or 2.7%, due to higher sales volumes on the brands noted above.

     GROSS PROFIT

     The Company's gross profit increased to $370.0 million for Six Months 2003 from $339.2 million for Six Months 2002, an increase of $30.8 million, or 9.1%. The dollar increase in gross profit resulted from higher average imported beer selling prices, the additional four months of sales of the brands acquired in the Ravenswood Acquisition (completed in July 2001), a favorable mix of sales towards higher margin products, particularly tequila and fine wine, lower average spirits costs, and a favorable foreign currency impact. These increases were partially offset by higher average imported beer costs and lower Popular and Premium wine sales. As a result of the foregoing, gross profit as a percent of net sales increased to 27.6% for Six Months 2003 from 26.3% for Six Months 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $178.4 million for Six Months 2003 from $180.3 million for Six Months 2002, a decrease of $1.9 million, or (1.0)%. The Company adopted SFAS No. 142 on March 1, 2002 and accordingly, stopped amortizing goodwill and other indefinite lived intangible assets. Excluding $12.9 million of amortization expense from Six Months 2002, the Company's selling, general and administrative expenses increased $11.0 million, or 6.6%. This increase resulted primarily from increased personnel costs to support the Company's growth and higher selling costs to support the growth in the U.K. wholesale business. Selling, general and administrative expenses as a percent of net sales decreased to 13.3% for Six Months 2003 as compared to 14.0% for Six Months 2002. Excluding amortization expense in Six Months 2002, selling, general and administrative expenses as a percent of net sales increased to 13.3% for Six Months 2003 as compared to 13.0% for Six Months

2002. This increase was primarily due to (i) the percent increase in general and administrative expenses supporting the Company's growth in the Imported Beer and Spirits segment, Corporate Operations and Other segment and U.K. Brands and Wholesale segment growing at a faster rate than the increase in the respective segment's net sales and (ii) the percent increase in the U.K. Brands and Wholesale segment's selling costs being greater than the percent increase in the U.K. Brands and Wholesale segment's net sales.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Six Months 2003 and Six Months 2002.


                                     Six Months 2003 Compared to Six Months 2002
                                     -------------------------------------------
                                               Operating Income/(Loss)
                                     -------------------------------------------
                                            2003          2002      %Increase
                                        -----------   -----------   ---------
Popular and Premium Wine                $    42,568   $    39,329      8.2%
Imported Beer and Spirits                   115,976        95,412     21.6%
U.K. Brands and Wholesale                    24,775        22,285     11.2%
Fine Wine                                    23,736        15,146     56.7%
Corporate Operations and Other              (15,444)      (13,248)    16.6%
                                        -----------   -----------
Consolidated Operating Income           $   191,611   $   158,924     20.6%
                                        ===========   ===========


     As a result of the above factors, consolidated operating income increased to $191.6 million for Six Months 2003 from $158.9 million for Six Months 2002, an increase of $32.7 million, or 20.6%. Excluding amortization expense for Six Months 2002, operating income for Popular and Premium Wine, Imported Beer and Spirits, U.K. Brands and Wholesale and Fine Wine would have been $42.9 million, $99.6 million, $25.3 million and $17.3 million, respectively. Further, consolidated operating income would have been $171.8 million.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $54.3 million for Six Months 2003 from $59.2 million for Six Months 2002, a decrease of $4.9 million, or (8.2)%. The decrease resulted from both a decrease in the average borrowings for the period and a decrease in the average interest rate.

     NET INCOME

     As a result of the above factors, net income increased to $86.9 million for Six Months 2003 from $59.8 million for Six Months 2002, an increase of $27.2 million, or 45.4%. Excluding amortization expense and the associated income tax benefit for Six Months 2002, net income increased $18.3 million, or 26.6%.

     For financial analysis purposes only, the Company's earnings (including equity in earnings of joint venture) before interest, taxes, depreciation and amortization ("EBITDA") for Six Months 2003 were $228.5 million, an increase of $26.5 million over EBITDA of $202.0 million for Six Months 2002. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities determined in accordance with generally accepted accounting principles and should not be construed as an indication of operating performance or as a measure of liquidity.

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

SIX MONTHS 2003 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Six Months 2003 was $113.6 million, which resulted from $116.6 million in net income adjusted for noncash items, less $3.0 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and prepaid expenses, and a decrease in accrued excise taxes, offset by increases in income taxes payable, accrued advertising and accrued grape purchases.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Six Months 2003 was $34.3 million, which resulted primarily from $34.2 million of capital expenditures.

     Net cash used in financing activities for Six Months 2003 was $64.2 million resulting primarily from $53.8 million of net repayment of notes payable and $43.8 million of principal payments of long-term debt. These amounts were partially offset by $22.0 million of proceeds from employee stock option exercises and $10.0 million of proceeds from long-term debt which was used for the repayment of debt at one of the Company's Chilean subsidiaries.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of the Company's Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of October 15, 2002, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Six Months 2003.

DEBT

     Total debt outstanding as of August 31, 2002, amounted to $1,367.5 million, a decrease of $62.0 million from February 28, 2002. The ratio of total debt to total capitalization decreased to 55.9% as of August 31, 2002, from 59.9% as of February 28, 2002.

     SENIOR CREDIT FACILITY

     As of August 31, 2002, under its senior credit facility, the Company had outstanding term loans of $250.2 million bearing a weighted average interest rate of 3.8%, undrawn revolving letters of credit of $13.2 million, and $286.8 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of August 31, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of August 31, 2002, the Company had outstanding (pound) 1.0 million ($1.6 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of August 31, 2002, the Company had outstanding (pound) 154.0 million ($238.3 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of August 31, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     As of August 31, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004.

     Also, as of August 31, 2002, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 were adopted on March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the remaining provisions will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of the fiscal year ended February 28, 2002 ($1.6 million, net of income taxes), to increase selling, general and administrative expenses ($2.6 million) and to decrease the provision for income taxes ($1.0 million).

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the financial impact of SFAS No. 146 on its financial statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the six months ended August 31, 2002, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 23, 2002 (the "Annual Meeting"), the holders of the Company's Class A Common Stock (the "Class A Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company's Class B Common Stock (the "Class B Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class B Stock.

     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon the following proposals:

     (i)     To  amend  and   restate  the  Company's  Restated  Certificate  of
             Incorporation to:

             (a) increase the number of authorized shares of the Company's Class A Stock from 120,000,000 shares to 275,000,000 shares; and

             (b) increase the number of authorized shares of the Company's Class B Stock from 20,000,000 shares to 30,000,000 shares.

     (ii)     To  re-approve  the  Company's  Long-Term  Stock  Incentive   Plan
              pursuant  to  Section  162(m)  of  the  Internal  Revenue  Code.

     (iii) To re-approve the Company's Annual Management Incentive Plan pursuant to Section 162(m) of the Internal Revenue Code.

     (iv) To ratify the selection of KPMG LLP, Certified Public Accountants, as the Company's independent public accountants for the fiscal year ending February 28, 2003.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

     I. The results of the voting for the election of Directors of the Company are as follows:

              Directors Elected by the Holders of Class A Stock:
              --------------------------------------------------

                   Nominee                    For          Withheld
                   -------                    ---          ---------
                   Thomas C. McDermott     66,506,676      3,039,324
                   Paul L. Smith           66,505,296      3,040,704

              Directors Elected by the Holders of Class B Stock:
              --------------------------------------------------

                   Nominee                    For          Withheld
                   -------                    ---          --------
                   George Bresler         120,012,060       61,040
                   Jeananne K. Hauswald   120,018,060       55,040
                   James A. Locke III     120,018,060       55,040
                   Richard Sands          120,018,060       55,040
                   Robert Sands           120,018,060       55,040

     II.      The proposal  to   amend   and   restate  the  Company's  Restated
              Certificate of Incorporation to:

              (a) increase the number of authorized shares of the Company's Class A Stock from 120,000,000 shares to 275,000,000 shares was approved with the following votes:

                              For:               176,002,199
                              Against:            13,495,217
                              Abstain:               121,684
                              Broker Nonvotes:           N/A

              (b) increase the number of authorized shares of the Company's Class B Stock from 20,000,000 shares to 30,000,000 shares was approved with the following votes:

                              For:               153,710,069
                              Against:            35,266,607
                              Abstain:               642,424
                              Broker Nonvotes:           N/A

     III. The proposal to re-approve the Company's Long-Term Stock Incentive Plan was approved with the following votes:

                              For:               180,710,663
                              Against:             8,767,320
                              Abstain:               141,117
                              Broker Nonvotes:           N/A

     IV.      The  proposal  to  re-approve  the  Company's  Annual   Management
              Incentive Plan was approved with the following votes:

                              For:               184,729,980
                              Against:             4,733,295
                              Abstain:               155,825
                              Broker Nonvotes:           N/A

     V.       The selection of KPMG LLP was  ratified with the  following votes:

                              For:               187,660,931
                              Against:             1,870,432
                              Abstain:                87,737
                              Broker Nonvotes:           N/A


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

            (a)    See Index to Exhibits located on Page 35 of this Report.

            (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended August 31, 2002:

                   (i) Form 8-K dated June 26, 2002. This Form 8-K reported information under Item 5 and included (i) the Company's Condensed Consolidated Balance Sheets as of May 31, 2002 and February 28, 2002; and (ii) the Company's Condensed Consolidated Statements of Income for the three months ended May 31, 2002 and May 31, 2001.

                   (ii)   Form  8-K  dated  August  21,  2002.   This  Form  8-K
                          reported information under Item 7 and Item 9.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSTELLATION BRANDS, INC.

Dated: October 15, 2002                By:/s/ Thomas F. Howe
                                       --------------------------------------
                                       Thomas F. Howe, Senior Vice President,
                                       Controller

Dated: October 15, 2002                By:/s/ Thomas S. Summer
                                       --------------------------------------
                                       Thomas S. Summer, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 CERTIFICATIONS


I, Richard Sands, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Constellation Brands, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented  in  this   quarterly   report  our  conclusions   about   the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Richard Sands
-------------------------------------
Richard Sands
President and Chief Executive Officer

I, Thomas S. Summer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Constellation Brands, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented  in   this   quarterly  report  our   conclusions  about   the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Thomas S. Summer
----------------------------------
Thomas S. Summer
Executive Vice President and Chief
Financial Officer

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

3.2     By-Laws of the Company (filed herewith).

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

(22)    PUBLISHED  REPORT  REGARDING  MATTERS  SUBMITTED  TO A VOTE OF  SECURITY
        HOLDERS.

        Not applicable.

(23)    CONSENTS OF EXPERTS AND COUNSEL.

        Not applicable.

(24)    POWER OF ATTORNEY.

        Not applicable.

(99)    ADDITIONAL EXHIBITS.

99.1 Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

99.2 Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).