Form 10-Q
period 2002-11-30
CONSTELLATION BRANDS INC
filed 2003-01-13
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended November 30, 2002
                               -----------------

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

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).   Yes  X     No
                                                         ---       ---

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2002, is set forth below:

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share               78,412,803
Class B Common Stock, Par Value $.01 Per Share               12,078,490

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                    November 30,   February 28,
                                                        2002           2002
                                                    ------------   ------------
                                                     (unaudited)
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash and cash investments                         $     29,936   $      8,961
  Accounts receivable, net                               479,662        383,922
  Inventories, net                                       880,149        777,586
  Prepaid expenses and other current assets               76,165         60,779
                                                    ------------   ------------
    Total current assets                               1,465,912      1,231,248
PROPERTY, PLANT AND EQUIPMENT, net                       599,153        578,764
GOODWILL                                                 721,104        668,083
INTANGIBLE ASSETS, net                                   382,668        425,987
OTHER ASSETS                                             171,566        165,303
                                                    ------------   ------------
  Total assets                                      $  3,340,403   $  3,069,385
                                                    ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                     $      5,198   $     54,775
  Current maturities of long-term debt                    83,338         81,609
  Accounts payable                                       217,715        153,433
  Accrued excise taxes                                    52,615         60,238
  Other accrued expenses and liabilities                 352,583        245,155
                                                    ------------   ------------
    Total current liabilities                            711,449        595,210
                                                    ------------   ------------
LONG-TERM DEBT, less current maturities                1,265,574      1,293,183
                                                    ------------   ------------
DEFERRED INCOME TAXES                                    151,293        163,146
                                                    ------------   ------------
OTHER LIABILITIES                                         64,171         62,110
                                                    ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at November 30, 2002,
    and February 28, 2002                                   -              -
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 81,198,268 shares at
    November 30, 2002, and 79,309,174
    shares at February 28, 2002                              812            793
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,583,990 shares at
    November 30, 2002, and 14,608,390
    shares at February 28, 2002                              146            146
  Additional paid-in capital                             457,271        431,216
  Retained earnings                                      743,504        592,219
  Accumulated other comprehensive loss                   (20,965)       (35,222)
                                                    ------------   ------------
                                                       1,180,768        989,152
                                                    ------------   ------------
  Less - Treasury stock-
  Class A Common Stock, 2,829,951 shares
    at November 30, 2002, and 2,895,526
    shares at February 28, 2002, at cost                 (30,469)       (31,159)
  Class B Convertible Common Stock, 2,502,900
    shares at November 30, 2002, and
    February 28, 2002, at cost                            (2,207)        (2,207)
                                                    ------------   ------------
                                                         (32,676)       (33,366)
                                                    ------------   ------------
  Less - Unearned compensation - restricted
    stock awards                                            (176)           (50)
                                                    ------------   ------------
    Total stockholders' equity                         1,147,916        955,736
                                                    ------------   ------------
  Total liabilities and stockholders' equity        $  3,340,403   $  3,069,385
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                                           CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                              (in thousands, except per share data)

                                               For the Nine Months Ended November 30,    For the Three Months Ended November 30,
                                               --------------------------------------    ---------------------------------------
                                                    2002                   2001               2002                    2001
                                               ---------------        ---------------    ---------------         ---------------
                                                 (unaudited)            (unaudited)        (unaudited)             (unaudited)
GROSS SALES                                    $     2,729,219        $     2,616,477    $       969,759         $       925,556
  Less - Excise taxes                                 (650,641)              (627,064)          (231,380)               (223,702)
                                               ---------------        ---------------    ---------------         ---------------
    Net sales                                        2,078,578              1,989,413            738,379                 701,854
COST OF PRODUCT SOLD                                (1,495,096)            (1,457,124)          (524,885)               (508,740)
                                               ---------------        ---------------    ---------------         ---------------
    Gross profit                                       583,482                532,289            213,494                 193,114
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             (263,847)              (264,542)           (85,470)                (84,291)
                                               ---------------        ---------------    ---------------         ---------------
    Operating income                                   319,635                267,747            128,024                 108,823
EQUITY IN EARNINGS OF JOINT VENTURE                     10,093                  1,028              4,182                   1,165
INTEREST EXPENSE, net                                  (80,494)               (86,408)           (26,202)                (27,249)
                                               ---------------        ---------------    ---------------         ---------------
    Income before income taxes                         249,234                182,367            106,004                  82,739
PROVISION FOR INCOME TAXES                             (97,949)               (72,947)           (41,660)                (33,096)
                                               ---------------        ---------------    ---------------         ---------------
NET INCOME                                     $       151,285        $       109,420    $        64,344         $        49,643
                                               ===============        ===============    ===============         ===============


SHARE DATA:
Earnings per common share:
  Basic                                        $          1.69        $          1.29    $          0.71         $          0.57
                                               ===============        ===============    ===============         ===============
  Diluted                                      $          1.63        $          1.26    $          0.69         $          0.55
                                               ===============        ===============    ===============         ===============
Weighted average common shares outstanding:
  Basic                                                 89,617                 84,724             90,323                  86,858
  Diluted                                               92,669                 87,140             93,083                  89,477


SUPPLEMENTAL DATA RESTATED FOR
  EFFECT OF SFAS NO. 142:
    Adjusted operating income                  $       319,635        $       287,132    $       128,024         $       115,285
                                               ===============        ===============    ===============         ===============
    Adjusted net income                        $       151,285        $       123,069    $        64,344         $        54,413
                                               ===============        ===============    ===============         ===============
    Adjusted earnings per
      common share - basic                     $          1.69        $          1.45    $          0.71         $          0.63
                                               ===============        ===============    ===============         ===============
    Adjusted earnings per
      common share - diluted                   $          1.63        $          1.41    $          0.69         $          0.61
                                               ===============        ===============    ===============         ===============

                                 The accompanying notes are an integral part of these statements.

                              CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)

                                                                 For the Nine Months Ended November 30,
                                                                 --------------------------------------
                                                                      2002                   2001
                                                                 ---------------        ---------------
                                                                   (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $       151,285        $       109,420

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of property, plant and equipment                       41,174                 39,943
      Amortization of intangible assets and other assets                   4,409                 24,048
      Deferred tax provision                                               4,062                   -
      Loss (gain) on sale of assets                                        1,956                 (2,175)
      Stock-based compensation expense                                        75                     76
      Amortization of discount on long-term debt                              46                    413
      Equity in earnings of joint venture                                (10,093)                (1,028)
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                       (81,470)              (134,321)
          Inventories, net                                              (102,901)               (57,664)
          Prepaid expenses and other current assets                      (14,029)               (10,499)
          Accounts payable                                                57,198                 83,138
          Accrued excise taxes                                            (8,972)                (5,720)
          Other accrued expenses and liabilities                         100,812                 80,560
          Other assets and liabilities, net                                3,712                 (2,517)
                                                                 ---------------        ---------------
            Total adjustments                                             (4,021)                14,254
                                                                 ---------------        ---------------
            Net cash provided by operating activities                    147,264                123,674
                                                                 ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (51,833)               (47,158)
  Payment of accrued earn-out amount                                      (1,674)                  -
  Purchases of businesses, net of cash acquired                             -                  (472,337)
  Investment in joint venture                                               -                   (77,282)
  Proceeds from sale of assets                                               977                 35,499
                                                                 ---------------        ---------------
            Net cash used in investing activities                        (52,530)              (561,278)
                                                                 ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                   (62,519)               (43,080)
  Net (repayments of) proceeds from notes payable                        (49,429)               156,226
  Payment of issuance costs of long-term debt                                (10)                (1,339)
  Exercise of employee stock options                                      25,539                 35,249
  Proceeds from issuance of long-term debt, net of discount               10,000                  2,910
  Proceeds from employee stock purchases                                   1,319                    842
  Proceeds from equity offering, net of fees                                -                   151,486
                                                                 ---------------        ---------------
            Net cash (used in) provided by financing activities          (75,100)               302,294
                                                                 ---------------        ---------------

Effect of exchange rate changes on cash and cash investments               1,341                   (908)
                                                                 ---------------        ---------------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                      20,975               (136,218)
CASH AND CASH INVESTMENTS, beginning of period                             8,961                145,672
                                                                 ---------------        ---------------
CASH AND CASH INVESTMENTS, end of period                         $        29,936        $         9,454
                                                                 ===============        ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired       $          -           $       541,296
    Liabilities assumed                                                     -                   (63,217)
                                                                 ---------------        ---------------
    Cash paid                                                               -                   478,079
    Less - cash acquired                                                    -                    (5,742)
                                                                 ---------------        ---------------
    Net cash paid for purchases of businesses                    $          -           $       472,337
                                                                 ===============        ===============

    Property, plant and equipment contributed to joint venture   $          -           $        30,020
                                                                 ===============        ===============

                   The accompanying notes are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

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

     The Company has completed its impairment testing for nonamortizable intangible assets and goodwill pursuant to the requirements of SFAS No. 142. No instances of impairment were noted as a result of these processes.

     The following table presents earnings and earnings per share information for the comparative periods as if the nonamortization provisions of SFAS No. 142 had been applied as of March 1, 2001:

                                             For the Nine Months           For the Three Months
                                              Ended November 30,            Ended November 30,
                                          -------------------------      ------------------------
                                             2002           2001            2002          2001
                                          ----------     ----------      ----------    ----------
(in thousands, except per share data)
Reported net income                       $  151,285     $  109,420      $   64,344    $   49,643
Add back:  amortization of goodwill             -            11,165            -            2,904
Add back:  amortization of intangibles
  reclassified to goodwill                      -             1,611            -              540
Add back:  amortization of indefinite
  lived intangible assets                       -             6,609            -            3,018
Less:  income tax effect                        -            (5,736)           -           (1,692)
                                          ----------     ----------      ----------    ----------
Adjusted net income                       $  151,285     $  123,069      $   64,344    $   54,413
                                          ==========     ==========      ==========    ==========

Basic earnings per common share:
--------------------------------
Reported net income                       $     1.69     $     1.29      $     0.71    $     0.57
Add back:  amortization of goodwill             -              0.13            -             0.03
Add back:  amortization of intangibles
  reclassified to goodwill                      -              0.02            -             0.01
Add back:  amortization of indefinite
  lived intangible assets                       -              0.08            -             0.04
Less:  income tax effect                        -             (0.07)           -            (0.02)
                                          ----------     ----------      ----------    ----------
Adjusted net income                       $     1.69     $     1.45      $     0.71    $     0.63
                                          ==========     ==========      ==========    ==========

Diluted earnings per common share:
----------------------------------
Reported net income                       $     1.63     $     1.26      $     0.69    $     0.55
Add back:  amortization of goodwill             -              0.13            -             0.03
Add back:  amortization of intangibles
 reclassified to goodwill                       -              0.02            -             0.01
Add back:  amortization of indefinite
 lived intangible assets                        -              0.07            -             0.04
Less:  income tax effect                        -             (0.07)           -            (0.02)
                                          ----------     ----------      ----------    ----------
Adjusted net income                       $     1.63     $     1.41      $     0.69    $     0.61
                                          ==========     ==========      ==========    ==========

     The changes in the carrying amount of goodwill for the nine months ended November 30, 2002, are as follows:

                                       Popular
                                         and        Imported        U.K.
                                       Premium      Beer and     Brands and       Fine
                                         Wine       Spirits      Wholesale        Wine       Consolidated
                                     ----------    ----------    ----------    ----------    ------------
(in thousands)
Balance, February 28, 2002           $  226,798    $  105,680    $  143,321    $  192,284    $    668,083
Intangible assets reclassified to
  goodwill at March 1, 2002                -           40,030         6,765          -             46,795
Elimination of deferred tax
  liabilities                              -          (14,611)       (2,030)         -            (16,641)
Purchase accounting allocations           4,985          -             -              808           5,793
Foreign currency translation
  adjustments                              -              253        14,635          -             14,888
Other                                     2,186          -             -             -              2,186
                                     ----------    ----------    ----------    ----------    ------------
Balance, November 30, 2002           $  233,969    $  131,352    $  162,691    $  193,092    $    721,104
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

     Effective March 1, 2002, the Company adopted EITF Issue No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which codified various issues related to the income statement classification of certain promotional payments under EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," EITF
Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-09, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company previously reported such costs as selling, general and administrative expenses. As a result of adopting EITF No. 01-09 on March 1, 2002, the Company has restated net sales, cost of product sold, and selling, general and administrative expenses for the nine months and three months ended November 30, 2001. Net sales were reduced by $157.5 million and $62.2 million, respectively; cost of product sold was increased by $8.2 million and $3.1 million, respectively; and selling, general and administrative expenses were reduced by $165.7 million and $65.3 million, respectively. This reclassification did not affect operating income or net income.

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

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

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The purchase price of the Corus Assets, including assumption of indebtedness (net of cash acquired) of $3.0 million, was $52.3 million plus an earn-out over six years based on the performance of the brands. As of November 30, 2002, the Company has paid an earn-out in the amount of $1.7 million. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired (goodwill), $48.9 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Corus
Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

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

     The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the nine months ended November 30, 2002, and November 30, 2001, respectively. The unaudited pro forma results of operations for the nine months ended November 30, 2001, give effect to the acquisitions of the Turner Road Vintners Assets and the Corus Assets and the Ravenswood Acquisition as if they occurred on March 1, 2001. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the nine months ended November 30, 2001, do not reflect total nonrecurring charges of $12.6 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, which were incurred by Ravenswood Winery, Inc. prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                     For the Nine Months
                                                      Ended November 30,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------
(in thousands, except per share data)
Net sales                                       $  2,078,578    $  2,004,772
Income before income taxes                      $    249,234    $    179,445
Net income                                      $    151,285    $    107,256

Earnings per common share:
  Basic                                         $       1.69    $       1.27
                                                ============    ============
  Diluted                                       $       1.63    $       1.23
                                                ============    ============

Weighted average common shares outstanding:
  Basic                                               89,617          84,724
  Diluted                                             92,669          87,140

4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                       November 30,       February 28,
                                           2002               2002
                                       ------------       ------------
          (in thousands)
          Raw materials and supplies   $     27,093       $     34,126
          In-process inventories            589,486            524,373
          Finished case goods               263,570            219,087
                                       ------------       ------------
                                       $    880,149       $    777,586
                                       ============       ============

5)   INTANGIBLE ASSETS:

     The major components of intangible assets are:

                                          November 30, 2002              February 28, 2002
                                      -------------------------      -------------------------
                                        Gross           Net            Gross           Net
                                       Carrying       Carrying        Carrying       Carrying
                                        Amount         Amount          Amount         Amount
                                      ----------     ----------      ----------     ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements             $   10,158     $    4,815      $   10,158     $    5,960
  Other                                    3,978            526           4,049          1,067
                                      ----------     ----------      ----------     ----------
      Total                           $   14,136          5,341      $   14,207          7,027
                                      ==========                     ==========

Nonamortizable intangible assets:
  Trademarks                                            356,838                        351,707
  Distributor and agency
    relationships                                        20,458                         60,488
  Other                                                      31                          6,765
                                                     ----------                     ----------
      Total                                             377,327                        418,960
                                                     ----------                     ----------
Total intangible assets                              $  382,668                     $  425,987
                                                     ==========                     ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.7 million and $0.6 million for the nine months and three months ended November 30, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:


                            (in thousands)
                            2003            $  2,249
                            2004            $  1,625
                            2005            $  1,427
                            2006            $  1,361
                            2007            $  365


6)   INVESTMENT IN JOINT VENTURE:

     On July 31, 2001, the Company and BRL Hardy Limited ("Hardy") completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and Hardy. The Company and PWP are parties to the following agreements: crushing, wine production, bottling, storage, and related services agreement; inventory supply agreement; sublease and assumption agreements pertaining to certain vineyards, which agreements include a market value adjustment provision; and a market value adjustment agreement relating to a certain vineyard lease held by PWP. As of November 30, 2002, amounts related to the above agreements were not material.

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

     As of November 30, 2002, the Company's investment balance, which is accounted for under the equity method, was $120.6 million and is included on the Consolidated Balance Sheets in Other Assets. The carrying amount of the investment is less than the Company's equity in the underlying net assets of PWP by $3.9 million. This amount is included in earnings as the assets are used by PWP.

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

     The computation of basic and diluted earnings per common share is as follows:

                                             For the Nine Months           For the Three Months
                                              Ended November 30,            Ended November 30,
                                          -------------------------     --------------------------
                                             2002           2001           2002            2001
                                          ----------     ----------     ----------      ----------
(in thousands, except per share data)
Income applicable to common shares        $  151,285     $  109,420     $   64,344      $   49,643
                                          ==========     ==========     ==========      ==========

Weighted average common shares
  outstanding - basic                         89,617         84,724         90,323          86,858
Stock options                                  3,052          2,416          2,760           2,619
                                          ----------     ----------     ----------      ----------
Weighted average common shares
  outstanding - diluted                       92,669         87,140         93,083          89,477
                                          ==========     ==========     ==========      ==========

EARNINGS PER COMMON SHARE - BASIC         $     1.69     $     1.29     $     0.71      $     0.57
                                          ==========     ==========     ==========      ==========
EARNINGS PER COMMON SHARE - DILUTED       $     1.63     $     1.26     $     0.69      $     0.55
                                          ==========     ==========     ==========      ==========

     Stock options to purchase 1.1 million and 2.2 million shares of Class A Common Stock at a weighted average price per share of $27.43 and $20.62 were outstanding during the nine months ended November 30, 2002 and 2001, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period. Stock options to purchase 1.1 million and 2.2 million shares of Class A Common Stock at a weighted average price per share of $27.41 and $20.62 were outstanding during the three months ended November 30, 2002 and 2001, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period.

9)   COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:

                                                            For the Nine Months           For the Three Months
                                                             Ended November 30,            Ended November 30,
                                                         -------------------------     --------------------------
                                                            2002           2001           2002            2001
                                                         ----------     ----------     ----------      ----------
(in thousands)
Net income                                               $  151,285     $  109,420     $   64,344      $   49,643
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                   14,659         (8,114)         1,520          (5,232)
  Cash flow hedges:
    Net derivative gains, net of tax effect of
      $0, $103, $0 and $7, respectively                        -               209           -                (10)
    Reclassification adjustments, net of tax effect
      of $13, $80, $0 and $5, respectively                      (21)          (173)          -                 13
                                                         ----------     ----------     ----------      ----------
  Net cash flow hedges                                          (21)            36           -                  3
  Minimum pension liability adjustment, net of tax
    effect of $254, $0, $(1) and $0, respectively              (380)          -                 2            -
                                                         ----------     ----------     ----------      ----------
Total comprehensive income                               $  165,543     $  101,342     $   65,865      $   44,414
                                                         ==========     ==========     ==========      ==========

     Accumulated other comprehensive loss includes the following components:

                                          For the Nine Months Ended November 30, 2002
                               ----------------------------------------------------------
                                 Foreign           Net         Minimum       Accumulated
                                 Currency      Unrealized      Pension          Other
                                Translation     Gains on      Liability     Comprehensive
                                Adjustments    Derivatives    Adjustment        Loss
                               -------------   -----------   ------------   -------------
(in thousands)
Balance, February 28, 2002     $     (35,243)  $        21   $       -      $     (35,222)
Current-period change                 14,658           (21)          (380)         14,257
                               -------------   -----------   ------------   -------------
Balance, November 30, 2002     $     (20,585)  $      -      $       (380)  $     (20,965)
                               =============   ===========   ============   =============

10)  RELATED PARTIES:

     Agustin Francisco Huneeus, the executive in charge of the Fine Wine segment, along with other members of his immediate family, through various family owned entities (the "Huneeus Interests") engaged in certain transactions with the Fine Wine segment during the nine months and three months ended November 30, 2002, and November 30, 2001. The Huneeus Interests engage the Fine Wine segment as the exclusive distributor of its Quintessa wines under a long-term contract; sell grapes to the Fine Wine segment pursuant to existing long-term contracts; participate as partners with the Fine Wine segment in the ownership and operation of a winery and vineyards in Chile; and render brand management and other consulting and advisory services in the United States and internationally to the Fine Wine segment and the Company. Total amounts to the Huneeus Interests pursuant to these transactions and arrangements for the nine months ended November 30, 2002, and November 30, 2001, totaled $4.7 million and $4.3 million, respectively. Total amounts to the Huneeus Interests pursuant to these transactions and arrangements for the three months ended November 30,
2002, and November 30, 2001, totaled $3.1 million and $2.7 million, respectively. In addition, the Fine Wine segment performs certain wine processing services for the Huneeus Interests. Total fees earned from the Huneeus Interests by the Fine Wine segment for these services were not material for the nine months and three months ended November 30, 2002, and November 30, 2001. As of November 30, 2002, and November 30, 2001, the net amounts due to/from the Huneeus Interests under these agreements are insignificant.

11)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of November 30, 2002, and February 28, 2002, the condensed consolidating statements of income for the nine months and three months ended November 30, 2002 and 2001, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2002 and 2001, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark, which is included in the U.K. Brands and Wholesale segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary and certain other subsidiaries which individually, and in the aggregate, are inconsequential. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and include the accounting changes described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                    Parent         Subsidiary      Subsidiary
                                                    Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -------------    ------------    -------------    ------------    -------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at November 30, 2002
--------------------
Current assets:
  Cash and cash investments                      $       1,467    $      1,723    $      26,746    $       -       $     29,936
  Accounts receivable, net                             129,142         150,099          200,421            -            479,662
  Inventories, net                                      16,794         706,632          156,774             (51)        880,149
  Prepaid expenses and other
    current assets                                       9,191          50,427           16,547            -             76,165
  Intercompany (payable) receivable                    (61,225)         67,895           (6,670)           -               -
                                                 -------------    ------------    -------------    ------------    ------------
      Total current assets                              95,369         976,776          393,818             (51)      1,465,912
Property, plant and equipment, net                      41,574         360,627          196,952            -            599,153
Investments in subsidiaries                          2,527,803         568,062             -         (3,095,865)           -
Goodwill                                                51,172         496,074          173,858            -            721,104
Intangible assets, net                                  10,942         317,096           54,630            -            382,668
Other assets                                            20,082         123,880           27,604            -            171,566
                                                 -------------    ------------    -------------    ------------    ------------
  Total assets                                   $   2,746,942    $  2,842,515    $     846,862    $ (3,095,916)   $  3,340,403
                                                 =============    ============    =============    ============    ============

Current liabilities:
  Notes payable                                  $       4,500    $       -       $         698    $       -       $      5,198
  Current maturities of long-term debt                  79,175           3,485              678            -             83,338
  Accounts payable                                      33,517          85,222           98,976            -            217,715
  Accrued excise taxes                                   9,379          19,273           23,963            -             52,615
  Other accrued expenses and liabilities               164,838          57,405          130,340            -            352,583
                                                 -------------    ------------    -------------    ------------    ------------
      Total current liabilities                        291,409         165,385          254,655            -            711,449
Long-term debt, less current maturities              1,244,446          11,866            9,262            -          1,265,574
Deferred income taxes                                   43,422          74,783           33,088            -            151,293
Other liabilities                                          535          38,274           25,362            -             64,171

                                                    Parent         Subsidiary      Subsidiary
                                                    Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -------------    ------------    -------------    ------------    -------------
(in thousands)
Stockholders' equity:
  Class A and class B common stock                         958           6,434           64,867         (71,301)            958
  Additional paid-in capital                           457,271       1,221,076          436,466      (1,657,542)        457,271
  Retained earnings                                    743,555       1,300,293           66,729      (1,367,073)        743,504
  Accumulated other comprehensive loss                  (1,802)         24,404          (43,567)           -            (20,965)
  Treasury stock and other                             (32,852)           -                -               -            (32,852)
                                                 -------------    ------------    -------------    ------------    ------------
      Total stockholders' equity                     1,167,130       2,552,207          524,495      (3,095,916)      1,147,916
                                                 -------------    ------------    -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                         $   2,746,942    $  2,842,515    $     846,862    $ (3,095,916)   $  3,340,403
                                                 =============    ============    =============    ============    ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2002
--------------------
Current assets:
  Cash and cash investments                      $         838    $      2,084    $       6,039    $       -       $      8,961
  Accounts receivable, net                              86,315         166,875          130,732            -            383,922
  Inventories, net                                      17,662         631,050          128,934             (60)        777,586
  Prepaid expenses and other
    current assets                                       7,148          40,364           13,267            -             60,779
  Intercompany (payable) receivable                    (64,061)           (288)          64,349            -               -
                                                 -------------    ------------    -------------    ------------    ------------
      Total current assets                              47,902         840,085          343,321             (60)      1,231,248
Property, plant and equipment, net                      36,834         354,431          187,499            -            578,764
Investments in subsidiaries                          2,404,282         558,263             -         (2,962,545)           -
Goodwill                                                51,172         462,676          154,235            -            668,083
Intangible assets, net                                  11,016         361,039           53,932            -            425,987
Other assets                                            22,598         111,892           30,813            -            165,303
                                                 -------------    ------------    -------------    ------------    ------------
  Total assets                                   $   2,573,804    $  2,688,386    $     769,800    $ (2,962,605)   $  3,069,385
                                                 =============    ============    =============    ============    ============

Current liabilities:
  Notes payable                                  $      50,000    $       -       $       4,775    $       -       $     54,775
  Current maturities of long-term debt                  71,953           3,542            6,114            -             81,609
  Accounts payable                                      34,590          50,425           68,418            -            153,433
  Accrued excise taxes                                  12,244          37,033           10,961            -             60,238
  Other accrued expenses and liabilities                94,067          51,250           99,838            -            245,155
                                                 -------------    ------------    -------------    ------------    ------------
      Total current liabilities                        262,854         142,250          190,106            -            595,210
Long-term debt, less current maturities              1,278,834          14,237              112            -          1,293,183
Deferred income taxes                                   39,022          91,963           32,161            -            163,146
Other liabilities                                          476          38,174           23,460            -             62,110
Stockholders' equity:
  Class A and class B common stock                         939           6,434           64,867         (71,301)            939
  Additional paid-in capital                           431,216       1,220,917          436,466      (1,657,383)        431,216
  Retained earnings                                    592,279       1,176,931           56,930      (1,233,921)        592,219
  Accumulated other comprehensive
    income (loss)                                        1,600          (2,520)         (34,302)           -            (35,222)
  Treasury stock and other                             (33,416)           -                -               -            (33,416)
                                                 -------------    ------------    -------------    ------------    ------------
      Total stockholders' equity                       992,618       2,401,762          523,961      (2,962,605)        955,736
                                                 -------------    ------------    -------------    ------------    ------------
  Total liabilities and
    stockholders' equity                         $   2,573,804    $  2,688,386    $     769,800    $ (2,962,605)   $  3,069,385
                                                 =============    ============    =============    ============    ============

                                                    Parent         Subsidiary      Subsidiary
                                                    Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -------------    ------------    -------------    ------------    -------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Nine Months Ended November 30, 2002
-------------------------------------------
Gross sales                                      $     611,053    $  1,482,454    $     862,956    $   (227,244)   $  2,729,219
  Less - excise taxes                                 (110,952)       (315,651)        (224,038)           -           (650,641)
                                                 -------------    ------------    -------------    ------------    ------------
    Net sales                                          500,101       1,166,803          638,918        (227,244)      2,078,578
Cost of product sold                                  (381,128)       (828,517)        (512,704)        227,253      (1,495,096)
                                                 -------------    ------------    -------------    ------------    ------------
    Gross profit                                       118,973         338,286          126,214               9         583,482
Selling, general and administrative
  expenses                                             (79,921)       (110,749)         (73,177)           -           (263,847)
                                                 -------------    ------------    -------------    ------------    ------------
    Operating income                                    39,052         227,537           53,037               9         319,635
Equity in earnings of
  subsidiary/joint venture                             123,362          19,892             -           (133,161)         10,093
Interest expense, net                                    6,935         (52,151)         (35,278)           -            (80,494)
                                                 -------------    ------------    -------------    ------------    ------------
    Income before income taxes                         169,349         195,278           17,759        (133,152)        249,234
Provision for income taxes                             (18,073)        (71,916)          (7,960)           -            (97,949)
                                                 -------------    ------------    -------------    ------------    ------------
Net income                                       $     151,276    $    123,362    $       9,799    $   (133,152)   $    151,285
                                                 =============    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Nine Months Ended November 30, 2001
-------------------------------------------
Gross sales                                      $     622,687    $  1,512,551    $     786,188    $   (304,949)   $  2,616,477
  Less - excise taxes                                 (110,805)       (316,167)        (200,092)           -           (627,064)
                                                 -------------    ------------    -------------    ------------    ------------
    Net sales                                          511,882       1,196,384          586,096        (304,949)      1,989,413
Cost of product sold                                  (388,457)       (903,345)        (470,222)        304,900      (1,457,124)
                                                 -------------    ------------    -------------    ------------    ------------
    Gross profit                                       123,425         293,039          115,874             (49)        532,289
Selling, general and administrative
  expenses                                             (62,128)       (130,110)         (72,304)           -           (264,542)
                                                 -------------    ------------    -------------    ------------    ------------
    Operating income                                    61,297         162,929           43,570             (49)        267,747
Equity in earnings of
  subsidiary/joint venture                              82,506          27,518             -           (108,996)          1,028
Interest expense, net                                   (7,011)        (76,397)          (3,000)           -            (86,408)
                                                 -------------    ------------    -------------    ------------    ------------
    Income before income taxes                         136,792         114,050           40,570        (109,045)        182,367
Provision for income taxes                             (27,323)        (31,544)         (14,080)           -            (72,947)
                                                 -------------    ------------    -------------    ------------    ------------
Net income                                       $     109,469    $     82,506    $      26,490    $   (109,045)   $    109,420
                                                 =============    ============    =============    ============    ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended November 30, 2002
--------------------------------------------
Gross sales                                      $     234,370    $    525,027    $     315,653    $   (105,291)   $    969,759
  Less - excise taxes                                  (43,019)       (106,846)         (81,515)           -           (231,380)
                                                 -------------    ------------    -------------    ------------    ------------
    Net sales                                          191,351         418,181          234,138        (105,291)        738,379
Cost of product sold                                  (142,016)       (303,118)        (185,147)        105,396        (524,885)
                                                 -------------    ------------    -------------    ------------    ------------
    Gross profit                                        49,335         115,063           48,991             105         213,494
Selling, general and administrative
  expenses                                             (26,512)        (36,308)         (22,650)           -            (85,470)
                                                 -------------    ------------    -------------    ------------    ------------
    Operating income                                    22,823          78,755           26,341             105         128,024
Equity in earnings of
  subsidiary/joint venture                              48,687          13,216             -            (57,721)          4,182
Interest expense, net                                   (2,798)        (17,066)         (11,934)           -            (26,202)
                                                 -------------    ------------    -------------    ------------    ------------
    Income before income taxes                          74,308          74,905           14,407         (57,616)        106,004
Provision for income taxes                             (10,069)        (26,218)          (5,373)           -            (41,660)
                                                 -------------    ------------    -------------    ------------    ------------
Net income                                       $      64,239    $     48,687    $       9,034    $    (57,616)   $     64,344
                                                 =============    ============    =============    ============    ============

                                                    Parent         Subsidiary      Subsidiary
                                                    Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -------------    ------------    -------------    ------------    -------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended November 30, 2001
--------------------------------------------
Gross sales                                      $     234,508    $    514,490    $     287,706    $   (111,148)   $    987,776
  Less - excise taxes                                  (42,858)       (105,228)         (75,616)           -           (223,702)
                                                 -------------    ------------    -------------    ------------    ------------
    Net sales                                          191,650         409,262          212,090        (111,148)        764,074
Cost of product sold                                  (186,544)       (265,345)        (167,969)        111,118        (505,666)
                                                 -------------    ------------    -------------    ------------    ------------
    Gross profit                                         5,106         143,917           44,121             (30)        258,408
Selling, general and administrative
  expenses                                             (16,917)        (66,263)          (1,111)           -           (149,585)
                                                 -------------    ------------    -------------    ------------    ------------
    Operating (loss) income                            (11,811)         77,654           43,010             (30)        108,823
Equity in earnings of
  subsidiary/joint venture                              61,822          36,370             -            (97,027)          1,165
Interest income (expense), net                             911         (27,224)            (936)           -            (27,249)
                                                 -------------    ------------    -------------    ------------    ------------
    Income before income taxes                          50,922          86,800           42,074         (97,057)         82,739
Provision for income taxes                              (1,249)        (24,978)          (6,869)           -            (33,096)
                                                 -------------    ------------    -------------    ------------    ------------
Net income                                       $      49,673    $     61,822    $      35,205    $    (97,057)   $     49,643
                                                 =============    ============    =============    ============    ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Nine Months Ended November 30, 2002
-------------------------------------------
Net cash provided by operating activities        $      59,057    $     56,694    $      31,513    $       -       $    147,264

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                           (9,161)        (30,801)         (11,871)           -            (51,833)
  Other                                                   -             (1,274)             577            -               (697)
                                                 -------------    ------------    -------------    ------------    ------------
Net cash used in investing activities                   (9,161)        (32,075)         (11,294)           -            (52,530)
                                                 -------------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Principal payments of long-term debt                 (53,987)         (2,387)          (6,145)           -            (62,519)
  Net repayments of notes payable                      (45,500)           -              (3,929)           -            (49,429)
  Payment of issuance costs of
    long-term debt                                         (10)           -                -               -                (10)
  Exercise of employee stock options                    25,539            -                -               -             25,539
  Proceeds from issuance of
    long-term debt                                        -               -              10,000            -             10,000
  Proceeds from employee
    stock purchases                                      1,319            -                -               -              1,319
                                                 -------------    ------------    -------------    ------------    ------------
Net cash (used in) provided by
  financing activities                                 (72,639)         (2,387)             (74)           -            (75,100)
                                                 -------------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
  cash and cash investments                             23,372         (22,593)             562            -              1,341
                                                 -------------    ------------    -------------    ------------    ------------

Net increase (decrease) in cash
  and cash investments                                     629            (361)          20,707            -             20,975
Cash and cash investments, beginning
  of period                                                838           2,084            6,039            -              8,961
                                                 -------------    ------------    -------------    ------------    ------------
Cash and cash investments, end of
  period                                         $       1,467    $      1,723    $      26,746    $       -       $     29,936
                                                 =============    ============    =============    ============    ============

                                                    Parent         Subsidiary      Subsidiary
                                                    Company        Guarantors     Nonguarantors    Eliminations    Consolidated
                                                 -------------    ------------    -------------    ------------    -------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Nine Months Ended November 30, 2001
-------------------------------------------
Net cash provided by operating activities        $      38,287    $     76,602    $       8,785    $       -       $    123,674

Cash flows from investing activities:
  Purchases of businesses, net of
    cash acquired                                     (478,115)          5,778             -               -           (472,337)
  Investment in joint venture                             -            (77,282)            -               -            (77,282)
  Purchases of property, plant and
    equipment                                           (6,038)        (31,110)         (10,010)           -            (47,158)
  Proceeds from sale of assets                            -             35,150              349            -             35,499
                                                 -------------    ------------    -------------    ------------    ------------
Net cash used in investing activities                 (484,153)        (67,464)          (9,661)           -           (561,278)
                                                 -------------    ------------    -------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from notes payable                      155,000            -               1,226            -            156,226
  Proceeds from equity offerings, net
    of fees                                            151,486            -                -               -            151,486
  Exercise of employee stock options                    35,249            -                -               -             35,249
  Proceeds from issuance of
    long-term debt, net of discount                       -               -               2,910            -              2,910
  Proceeds from employee stock
    purchases                                              842            -                -               -                842
  Principal payments of long-term debt                 (33,038)         (8,348)          (1,694)           -            (43,080)
  Payment of issuance costs of
    long-term debt                                      (1,339)           -                -               -             (1,339)
                                                 -------------    ------------    -------------    ------------    -------------
Net cash provided by (used in)
    financing activities                               308,200          (8,348)           2,442            -            302,294
                                                 -------------    ------------    -------------    ------------    ------------

Effect of exchange rate changes on
 cash and cash investments                              (3,234)          3,751           (1,425)           -               (908)
                                                 -------------    ------------    -------------    ------------    ------------

Net (decrease) increase in cash
  and cash investments                                (140,900)          4,541              141            -           (136,218)
Cash and cash investments, beginning
  of period                                            142,104           3,239              329            -            145,672
                                                 -------------    ------------    -------------    ------------    ------------
Cash and cash investments, end of
  period                                         $       1,204    $      7,780    $         470    $       -       $      9,454
                                                 =============    ============    =============    ============    ============

12)  BUSINESS SEGMENT INFORMATION:

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

     Segment information is as follows:

                                                            For the Nine Months           For the Three Months
                                                             Ended November 30,            Ended November 30,
                                                         -------------------------     --------------------------
                                                            2002           2001           2002            2001
                                                         ----------     ----------     ----------      ----------
(in thousands)
Popular and Premium Wine:
-------------------------
Net sales:
  Branded:
    External customers                                   $  510,882     $  520,627     $  195,802      $  194,814
    Intersegment                                              7,601          7,532          1,876           2,888
                                                         ----------     ----------     ----------      ----------
    Total Branded                                           518,483        528,159        197,678         197,702
                                                         ----------     ----------     ----------      ----------
  Other:
    External customers                                       33,924         46,240         13,116          18,857
    Intersegment                                              8,881         10,413          2,539           2,557
                                                         ----------     ----------     ----------      ----------
    Total Other                                              42,805         56,653         15,655          21,414
                                                         ----------     ----------     ----------      ----------
Net sales                                                $  561,288     $  584,812     $  213,333      $  219,116
Operating income                                         $   79,808     $   75,706     $   37,240      $   36,377
Equity in earnings of joint venture                      $   10,093     $    1,028     $    4,182      $    1,165
Long-lived assets                                        $  196,781     $  187,211     $  196,781      $  187,211
Investment in joint venture                              $  120,613     $  108,897     $  120,613      $  108,897
Total assets                                             $1,190,385     $1,099,704     $1,190,385      $1,099,704
Capital expenditures                                     $   17,650     $   11,841     $    7,112      $    5,764
Depreciation and amortization                            $   17,532     $   23,546     $    5,772      $    7,387

Imported Beer and Spirits:
--------------------------
Net sales:
  Beer                                                   $  615,098     $  570,178     $  195,585      $  174,045
  Spirits                                                   219,381        214,430         80,495          76,638
                                                         ----------     ----------     ----------      ----------
Net sales                                                $  834,479     $  784,608     $  276,080      $  250,683
Operating income                                         $  175,548     $  143,234     $   59,572      $   47,822
Long-lived assets                                        $   77,391     $   79,633     $   77,391      $   79,633
Total assets                                             $  710,495     $  713,416     $  710,495      $  713,416
Capital expenditures                                     $    6,054     $    9,253     $    2,024      $    2,517
Depreciation and amortization                            $    7,691     $   13,487     $    2,586      $    4,337

U.K. Brands and Wholesale:
--------------------------
Net sales:
  Branded:
    External customers                                   $  179,563     $  177,037     $   66,988      $   64,912
    Intersegment                                                151            481           -               -
                                                         ----------     ----------     ----------      ----------
    Total Branded                                           179,714        177,518         66,988          64,912
  Wholesale                                                 408,795        366,312        144,406         131,839
                                                         ----------     ----------     ----------      ----------
Net sales                                                $  588,509     $  543,830     $  211,394      $  196,751
Operating income                                         $   46,418     $   40,157     $   21,643      $   17,872
Long-lived assets                                        $  147,825     $  137,562     $  147,825      $  137,562
Total assets                                             $  723,198     $  668,932     $  723,198      $  668,932
Capital expenditures                                     $    9,285     $    6,473     $    3,175      $    2,434
Depreciation and amortization                            $   10,790     $   14,390     $    3,689      $    4,971


                                                            For the Nine Months           For the Three Months
                                                             Ended November 30,            Ended November 30,
                                                         -------------------------     --------------------------
                                                            2002           2001           2002            2001
                                                         ----------     ----------     ----------      ----------
(in thousands)
Fine Wine:
----------
Net sales:
  External customers                                     $  110,935     $   94,589     $   41,987      $   40,749
  Intersegment                                                1,092            516            404             262
                                                         ----------     ----------     ----------      ----------
Net sales                                                $  112,027     $   95,105     $   42,391      $   41,011
Operating income                                         $   40,286     $   28,315     $   16,550      $   13,169
Long-lived assets                                        $  166,185     $  150,055     $  166,185      $  150,055
Total assets                                             $  682,489     $  615,248     $  682,489      $  615,248
Capital expenditures                                     $   15,704     $   16,169     $    3,285      $    4,871
Depreciation and amortization                            $    6,369     $    9,125     $    1,433      $    2,889

Corporate Operations and Other:
-------------------------------
Net sales                                                $     -        $     -        $     -         $     -
Operating loss                                           $  (22,425)    $  (19,665)    $   (6,981)     $   (6,417)
Long-lived assets                                        $   10,971     $    7,206     $   10,971      $    7,206
Total assets                                             $   33,836     $   30,191     $   33,836      $   30,191
Capital expenditures                                     $    3,141     $    3,422     $    2,019      $    2,777
Depreciation and amortization                            $    3,201     $    3,443     $    1,102      $    1,146

Intersegment eliminations:
--------------------------
Net sales                                                $  (17,725)    $  (18,942)    $   (4,819)     $   (5,707)

Consolidated:
-------------
Net sales                                                $2,078,578     $1,989,413     $  738,379      $  764,074
Operating income                                         $  319,635     $  267,747     $  128,024      $  108,823
Equity in earnings of joint venture                      $   10,093     $    1,028     $    4,182      $    1,165
Long-lived assets                                        $  599,153     $  561,667     $  599,153      $  561,667
Investment in joint venture                              $  120,613     $  108,897     $  120,613      $  108,897
Total assets                                             $3,340,403     $3,127,491     $3,340,403      $3,127,491
Capital expenditures                                     $   51,834     $   47,158     $   17,615      $   18,363
Depreciation and amortization                            $   45,583     $   63,991     $   14,582      $   20,730

13)  ACCOUNTING PRONOUNCEMENTS:

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to adopt SFAS No. 143 for fiscal years beginning March 1, 2003. The Company is currently assessing the financial impact of SFAS No. 143 on its financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64,
"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 were adopted on March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the remaining provisions will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of the fiscal year ended February 28, 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million).

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Lastly, FIN No. 45 supersedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No. 5)." The initial recognition and initial measurement provisions of FIN No. 45 will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is required to adopt the disclosure requirements of FIN No. 45 for the fiscal year ended February 28, 2003.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is required to adopt EITF No. 00-21 for all revenue arrangements entered into beginning August 1, 2003. The Company is currently assessing the financial impact of EITF No. 00-21 on its financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Lastly, SFAS No. 148 amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company is required to adopt the disclosure provisions of SFAS No. 148 for fiscal year ended February 28, 2003. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2003.

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

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 2002 ("Third Quarter 2003"), compared to the three months ended November 30, 2001 ("Third Quarter 2002"), and for the nine months ended November 30, 2002 ("Nine Months 2003"), compared to the nine months ended November 30, 2001 ("Nine Months 2002"), and (ii) financial liquidity and capital resources for Nine Months 2003. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 ("Fiscal 2002").

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

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Third Quarter 2003 and Third Quarter 2002.

                                     Third Quarter 2003 Compared to Third Quarter 2002
                                     -------------------------------------------------
                                                        Net Sales
                                     -------------------------------------------------
                                                                    %Increase/
                                             2003         2002      (Decrease)
                                          ----------   ----------   ----------
Popular and Premium Wine:
  Branded:
    External customers                    $  195,802   $  194,814        0.5 %
    Intersegment                               1,876        2,888      (35.0)%
                                          ----------   ----------
    Total Branded                            197,678      197,702        0.0 %
                                          ----------   ----------
  Other:
    External custome                          13,116       18,857      (30.4)%
    Intersegment                               2,539        2,557       (0.7)%
                                          ----------   ----------
    Total Other                               15,655       21,414      (26.9)%
                                          ----------   ----------
Popular and Premium Wine net sales        $  213,333   $  219,116       (2.6)%
                                          ----------   ----------
Imported Beer and Spirits:
  Imported Beer                           $  195,585   $  174,045       12.4 %
  Spirits                                     80,495       76,638        5.0 %
                                          ----------   ----------
Imported Beer and Spirits net sales       $  276,080   $  250,683       10.1 %
                                          ----------   ----------
U.K. Brands and Wholesale:
  Branded:
    External customers                    $   66,988   $   64,912        3.2 %
    Intersegment                                -            -           N/A
                                          ----------   ----------
    Total Branded                             66,988       64,912        3.2 %
  Wholesale                                  144,406      131,839        9.5 %
                                          ----------   ----------
U.K. Brands and Wholesale net sales       $  211,394   $  196,751        7.4 %
                                          ----------   ----------
Fine Wine:
  External customers                      $   41,987   $   40,749        3.0 %
  Intersegment                                   404          262       54.2 %
                                          ----------   ----------
Fine Wine net sales                       $   42,391   $   41,011        3.4 %
                                          ----------   ----------
Corporate Operations and Other            $     -      $     -           N/A
                                          ----------   ----------
Intersegment eliminations                 $   (4,819)  $   (5,707)     (15.6)%
                                          ----------   ----------
Consolidated Net Sales                    $  738,379   $  701,854        5.2 %
                                          ==========   ==========

     Net sales for Third Quarter 2003 increased to $738.4 million from $701.9 million for Third Quarter 2002, an increase of $36.5 million, or 5.2%. Excluding a favorable foreign currency impact of $15.2 million, net sales increased $21.3 million, or 3.0%, primarily from increased sales of imported beer. Also contributing to the sales growth were increases in spirits, U.K. wholesale and fine wine sales offset by lower grape juice concentrate, bulk wine and U.K. branded sales.

     Popular and Premium Wine
     ------------------------

     Net sales for the Popular and Premium Wine segment for Third Quarter 2003 decreased to $213.3 million from $219.1 million for Third Quarter 2002, a decrease of $5.8 million, or (2.6)%. This decline was due to a decrease in Other sales of $5.8 million, or (26.9)%, due to lower grape juice concentrate and bulk wine sales. Branded sales remained comparable with prior year on slightly lower volume.

     Imported Beer and Spirits
     -------------------------

     Net sales for the Imported Beer and Spirits segment for Third Quarter 2003 increased to $276.1 million from $250.7 million for Third Quarter 2002, an increase of $25.4 million, or 10.1%. This increase resulted primarily from a $21.5 million increase in imported beer sales due to both a price increase on the Company's Mexican beer portfolio, which took effect during the first quarter of fiscal 2003, and volume growth. Spirits sales increased $3.9 million primarily due to increased bulk whiskey sales partially offset by slightly lower branded sales.

     U.K. Brands and Wholesale
     -------------------------

     Net sales for the U.K. Brands and Wholesale segment for Third Quarter 2003 increased to $211.4 million from $196.8 million for Third Quarter 2002, an increase of $14.6 million, or 7.4%. Excluding a favorable foreign currency impact of $15.2 million, net sales were flat as a 1.6% increase in wholesale sales were offset by a 4.4% decrease in branded sales. The decline in branded sales was primarily related to lower cider sales.

     Fine Wine
     ---------

     Net sales for the Fine Wine segment for Third Quarter 2003 increased to $42.4 million from $41.0 million for Third Quarter 2002, an increase of $1.4 million, or 3.4%. This increase resulted primarily from volume growth, led by the Ravenswood and Simi brands, partially offset by higher promotional activity and a shift towards lower priced brands. The Fine Wine segment's sales growth continues to be negatively impacted by slower on-premise sales as the economy continues to affect fine dining.

     GROSS PROFIT

     The Company's gross profit increased to $213.5 million for Third Quarter 2003 from $193.1 million for Third Quarter 2002, an increase of $20.4 million, or 10.6%. The dollar increase in gross profit resulted from higher imported beer sales, a favorable mix of sales towards higher margin wine brands, lower average wine costs, and a favorable foreign currency impact. These increases were partially offset by higher average imported beer costs. As a result of the foregoing, gross profit as a percent of net sales increased to 28.9% for Third Quarter 2003 from 27.5% for Third Quarter 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $85.5 million for Third Quarter 2003 from $84.3 million for Third Quarter 2002, an increase of $1.2 million, or 1.4%. The Company adopted SFAS No. 142 on March 1, 2002 and accordingly, stopped amortizing goodwill and other indefinite lived intangible assets. Excluding $6.5 million of amortization expense from Third Quarter 2002, the Company's selling, general and administrative expenses for Third Quarter 2003 increased $7.6 million, or 9.8%. This increase was due to (i) higher selling costs to support the growth in the Imported Beer and Spirits segment and U.K. wholesale business, partially offset by lower selling costs as the Company eliminated brokers associated with the Ravenswood brand and fully integrated the brand into the Company's fine wine sales force, (ii) increased personnel costs to support the Company's growth within the Corporate Operations and Other segment, and (iii) the recognition of a gain in Third Quarter 2002 in conjunction with the formation of the Company's joint venture, partially offset by costs associated with the formation of the joint venture. Selling, general and administrative expenses as a percent of net sales decreased to 11.6% for Third Quarter 2003 as compared to 12.0% for Third Quarter 2002. Excluding amortization expense in Third Quarter 2002, selling, general and administrative expenses as a percent of net sales increased to 11.6% for Third Quarter 2003 as compared to 11.1% for Third Quarter 2002 based on the foregoing reasons.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Third Quarter 2003 and Third Quarter 2002.

                               Third Quarter 2003 Compared to Third Quarter 2002
                               -------------------------------------------------
                                            Operating Income/(Loss)
                               -------------------------------------------------
                                       2003           2002        %Increase
                                    ----------     ----------     ---------
Popular and Premium Wine            $   37,240     $   36,377          2.4%
Imported Beer and Spirits               59,572         47,822         24.6%
U.K. Brands and Wholesale               21,643         17,872         21.1%
Fine Wine                               16,550         13,169         25.7%
Corporate Operations and Other          (6,981)        (6,417)         8.8%
                                    ----------     ----------
Consolidated Operating Income       $  128,024     $  108,823         17.6%
                                    ==========     ==========

     As a result of the above factors, consolidated operating income increased to $128.0 million for Third Quarter 2003 from $108.8 million for Third Quarter 2002, an increase of $19.2 million, or 17.6%. Excluding amortization expense for Third Quarter 2002, operating income for Popular and Premium Wine, Imported Beer and Spirits, U.K. Brands and Wholesale and Fine Wine would have been $38.3 million, $49.8 million, $19.3 million and $14.2 million, respectively. Further, consolidated operating income would have been $115.3 million.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $26.2 million for Third Quarter 2003 from $27.2 million for Third Quarter 2002, a decrease of $1.0 million, or (3.8)%. The decrease resulted primarily from lower average borrowings during the period.

     NET INCOME

     As a result of the above factors, net income increased to $64.3 million for Third Quarter 2003 from $49.6 million for Third Quarter 2002, an increase of $14.7 million, or 29.6%. Excluding amortization expense and the associated income tax benefit for Third Quarter 2002, net income increased $9.9 million, or 18.3%.

     For financial analysis purposes only, the Company's earnings (including equity in earnings of joint venture) before interest, taxes, depreciation and amortization ("EBITDA") for Third Quarter 2003 were $146.8 million, an increase of $16.1 million over EBITDA of $130.7 million for Third Quarter 2002. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities determined in accordance with generally accepted accounting principles and should not be construed as an indication of operating performance or as a measure of liquidity.

NINE MONTHS 2003 COMPARED TO NINE MONTHS 2002

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Nine Months 2003 and Nine Months 2002.

                                      Nine Months 2003 Compared to Nine Months 2002
                                      ---------------------------------------------
                                                        Net Sales
                                      ---------------------------------------------
                                                                    %Increase/
                                           2003          2002       (Decrease)
                                        ----------    ----------    ----------
Popular and Premium Wine:
  Branded:
    External customers                  $  510,882    $  520,627        (1.8)%
    Intersegment                             7,601         7,532         0.9 %
                                        ----------    ----------
    Total Branded                          518,483       528,159        (1.8)%
                                        ----------    ----------
  Other:
    External customers                      33,924        46,240       (26.6)%
    Intersegment                             8,881        10,413       (14.7)%
                                        ----------    ----------
    Total Other                             42,805        56,653       (24.4)%
                                        ----------    ----------
Popular and Premium Wine net sales      $  561,288    $  584,812        (4.0)%
                                        ----------    ----------
Imported Beer and Spirits:
  Imported Beer                         $  615,098    $  570,178         7.9 %
  Spirits                                  219,381       214,430         2.3 %
                                        ----------    ----------
Imported Beer and Spirits net sales     $  834,479    $  784,608         6.4 %
                                        ----------    ----------
U.K. Brands and Wholesale:
  Branded:
    External customers                  $  179,563    $  177,037         1.4 %
    Intersegment                               151           481       (68.6)%
                                        ----------    ----------
    Total Branded                          179,714       177,518         1.2 %
  Wholesale                                409,795       366,312        11.6 %
                                        ----------    ----------
U.K. Brands and Wholesale net sales     $  588,509    $  543,830         8.2 %
                                        ----------    ----------
Fine Wine:
  External customers                    $  110,935    $   94,589        17.3 %
  Intersegment                               1,092           516       111.6 %
                                        ----------    ----------
Fine Wine net sales                     $  112,027    $   95,105        17.8 %
                                        ----------    ----------
Corporate Operations and Other          $     -       $     -            N/A
                                        ----------    ----------
Intersegment eliminations               $  (17,725)   $  (18,942)       (6.4)%
                                        ----------    ----------
Consolidated Net Sales                  $2,078,578    $1,989,413         4.5 %
                                        ==========    ==========

     Net sales for Nine Months 2003 increased to $2,078.6 million from $1,989.4 million for Nine Months 2002, an increase of $89.2 million, or 4.5%. Excluding a favorable foreign currency impact of $29.9 million, net sales increased $59.3 million, or 3.0%, primarily from increased sales of imported beer. Also contributing to the sales growth were increases in U.K. wholesale, fine wine and spirits sales offset by lower bulk wine, grape juice concentrate, branded wine and U.K. branded sales.

     Popular and Premium Wine
     ------------------------

     Net sales for the Popular and Premium Wine segment for Nine Months 2003 decreased to $561.3 million from $584.8 million for Nine Months 2002, a decrease of $23.5 million, or (4.0)%. Other sales declined $13.8 million, or (24.4)%, on lower bulk wine and grape juice concentrate sales. Branded sales declined $9.7 million, or (1.8)%, on lower volume. Volumes were negatively impacted, primarily in the second quarter of the Company's fiscal year, as a result of increased promotional spending in the industry, which the Company did not participate in heavily.

     Imported Beer and Spirits
     -------------------------

     Net sales for the Imported Beer and Spirits segment for Nine Months 2003 increased to $834.5 million from $784.6 million for Nine Months 2002, an increase of $49.9 million, or 6.4%. This increase resulted primarily from a $44.9 million increase in imported beer sales. The growth in imported beer sales is primarily due to a price increase on the Company's Mexican beer portfolio, which took effect in the first quarter of fiscal 2003, and increased volume. Spirits sales increased $5.0 million resulting primarily from bulk whiskey sales growth partially offset by slightly lower branded sales.

     U.K. Brands and Wholesale
     -------------------------

     Net sales for the U.K. Brands and Wholesale segment for Nine Months 2003 increased to $588.5 million from $543.8 million for Nine Months 2002, an increase of $44.7 million, or 8.2%. Excluding a favorable foreign currency impact of $29.9 million, net sales increased $14.8 million, or 2.7%. This increase resulted primarily from a 6.0% increase in wholesale sales due to the addition of new accounts and increased average delivery sizes, partially offset by a 4.0% decline in branded sales as a decrease in cider sales was partially offset by increases in wine sales.

     Fine Wine
     ---------

     Net sales for the Fine Wine segment for Nine Months 2003 increased to $112.0 million from $95.1 million for Nine Months 2002, an increase of $16.9 million, or 17.8%. This increase resulted primarily from an additional four months of sales of the brands acquired in the Ravenswood Acquisition, completed in July 2001, as well as growth primarily in the Simi brand. Excluding the additional four months of sales of $14.1 million of the acquired brands, Fine Wine net sales increased $2.8 million, or 3.0%, due to higher sales volumes led by Simi and Ravenswood, partially offset by higher promotional activity and a shift towards lower priced brands.

     GROSS PROFIT

     The Company's gross profit increased to $583.5 million for Nine Months 2003 from $532.3 million for Nine Months 2002, an increase of $51.2 million, or 9.6%. The dollar increase in gross profit resulted from higher imported beer sales, the additional four months of sales of the brands acquired in the Ravenswood Acquisition (completed in July 2001), a favorable mix of sales towards higher margin products, particularly popular and premium wine and tequila, lower average wine and spirits costs, and a favorable foreign currency impact. These increases were partially offset by higher average imported beer costs and lower concentrate and bulk wine sales. As a result of the foregoing, gross profit as a percent of net sales increased to 28.1% for Nine Months 2003 from 26.8% for Nine Months 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $263.8 million for Nine Months 2003 from $264.5 million for Nine Months 2002, a decrease of $0.7 million, or (0.3)%. The Company adopted SFAS No. 142 on March 1, 2002 and accordingly, stopped amortizing goodwill and other indefinite lived intangible assets. Excluding $19.4 million of amortization expense from Nine Months 2002, the Company's selling, general and administrative expenses increased $18.7 million, or 7.6%. This increase resulted primarily from increased personnel costs to support the Company's growth and higher selling costs to support the growth in the U.K. wholesale business. Selling, general and administrative expenses as a percent of net sales decreased to 12.7% for Nine Months 2003 as compared to 13.3% for Nine Months 2002. Excluding amortization expense in Nine Months 2002, selling, general and administrative expenses as a percent of net sales increased to 12.7% for Nine Months 2003 as compared to 12.3% for Nine Months 2002. This increase was primarily due to (i) the percent increase in general and administrative expenses growing at a faster rate than the percent change in the Corporate Operations and Other, Popular and Premium Wine and U.K. Brands and Wholesale segments' net sales, and (ii) the percent increase in the U.K. Brands and Wholesale segment's selling costs being greater than the percent increase in the U.K. Brands and Wholesale segment's net sales.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for Nine Months 2003 and Nine Months 2002.

                                   Nine Months 2003 Compared to Nine Months 2002
                                   ---------------------------------------------
                                             Operating Income/(Loss)
                                   ---------------------------------------------
                                        2003          2002        %Increase
                                     ----------    ----------     ---------
Popular and Premium Wine             $   79,808    $   75,706          5.4%
Imported Beer and Spirits               175,548       143,234         22.6%
U.K. Brands and Wholesale                46,418        40,157         15.6%
Fine Wine                                40,286        28,315         42.3%
Corporate Operations and Other          (22,425)      (19,665)        14.0%
                                     ----------    ----------
Consolidated Operating Income        $  319,635    $  267,747         19.4%
                                     ==========    ==========

     As a result of the above factors, consolidated operating income increased to $319.6 million for Nine Months 2003 from $267.7 million for Nine Months 2002, an increase of $51.9 million, or 19.4%. Excluding amortization expense for Nine Months 2002, operating income for Popular and Premium Wine, Imported Beer and Spirits, U.K. Brands and Wholesale and Fine Wine would have been $81.3 million, $149.4 million, $44.6 million and $31.5 million, respectively. Further, consolidated  operating  income  would  have  been  $287.1  million.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $80.5 million for Nine Months 2003 from $86.4 million for Nine Months 2002, a decrease of $5.9 million, or (6.8)%. The decrease resulted from both a decrease in the average interest rate and a decrease in the average borrowings for the period.

     NET INCOME

     As a result of the above factors, net income increased to $151.3 million for Nine Months 2003 from $109.4 million for Nine Months 2002, an increase of $41.9 million, or 38.3%. Excluding amortization expense and the associated income tax benefit for Nine Months 2002, net income increased $28.2 million, or 22.9%.

     For financial analysis purposes only, the Company's earnings (including equity in earnings of joint venture) before interest, taxes, depreciation and amortization ("EBITDA") for Nine Months 2003 were $375.3 million, an increase of $42.5 million over EBITDA of $332.8 million for Nine Months 2002. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities determined in accordance with generally accepted accounting principles and should not be construed as an indication of operating performance or as a measure of liquidity.

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

NINE MONTHS 2003 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Nine Months 2003 was $147.3 million, which resulted from $192.9 million in net income adjusted for noncash items, less $45.6 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from seasonal increases in inventories and accounts receivable offset by increases in accounts payable, income taxes payable and accrued grape purchases.

     INVESTING ACTIVITIES AND FINANCING ACTIVITIES

     Net cash used in investing activities for Nine Months 2003 was $52.5 million, which resulted primarily from $51.8 million of capital expenditures.

     Net cash used in financing activities for Nine Months 2003 was $75.1 million resulting primarily from $62.5 million of principal payments of long-term debt and $49.4 million of net repayments of notes payable. These amounts were partially offset by $25.5 million of proceeds from employee stock option exercises and $10.0 million of proceeds from long-term debt which was used for the repayment of debt at one of the Company's Chilean subsidiaries.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of the Company's Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of January [10], 2003, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Nine Months 2003.

DEBT

     Total debt outstanding as of November 30, 2002, amounted to $1,354.1 million, a decrease of $75.5 million from February 28, 2002. The ratio of total debt to total capitalization decreased to 54.1% as of November 30, 2002, from 59.9% as of February 28, 2002.

     SENIOR CREDIT FACILITY

     As of November 30, 2002, under its senior credit facility, the Company had outstanding term loans of $232.5 million bearing a weighted average interest rate of 3.8%, $4.5 million of revolving loans bearing a weighted average interest rate of 3.1%, undrawn revolving letters of credit of $15.2 million, and $280.3 million in revolving loans available to be drawn.

     SENIOR NOTES

     As of November 30, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of November 30, 2002, the Company had outstanding (pound) 1.0 million ($1.6 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of
November 30, 2002, the Company had outstanding (pound) 154.0 million ($239.4 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of November 30, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     As of November 30, 2002, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004.

     Also, as of November 30, 2002, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to adopt SFAS No. 143 for fiscal years beginning March 1, 2003. The Company is currently assessing the financial impact of SFAS No. 143 on its financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 were adopted on March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the remaining provisions will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of the fiscal year ended February 28, 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million).

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Lastly, FIN No. 45 supersedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No. 5)." The initial recognition and initial measurement provisions of FIN No. 45 will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is required to adopt the disclosure requirements of FIN No. 45 for the fiscal year ended February 28, 2003.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is required to adopt EITF No. 00-21 for all revenue arrangements entered into beginning August 1, 2003. The Company is currently assessing the financial impact of EITF No. 00-21 on its financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Lastly, SFAS No. 148 amends Accounting Principles Board Opinion No. 28

("APB Opinion No. 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company is required to adopt the disclosure provisions of SFAS No. 148 for fiscal year ended February 28, 2003. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Information about market risks for the nine months ended November 30, 2002, does not differ materially from that discussed under Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.


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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

            (a)    See Index to Exhibits located on Page 36 of this Report.

            (b) No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSTELLATION BRANDS, INC.

Dated: January 10, 2003                By:/s/ Thomas F. Howe
                                       --------------------------------------
                                       Thomas F. Howe, Senior Vice President,
                                       Controller

Dated: January 10, 2003                By:/s/ Thomas S. Summer
                                       --------------------------------------
                                       Thomas S. Summer, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Richard Sands
-------------------------------------
Richard Sands
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

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

(3)     ARTICLES OF INCORPORATION AND BY-LAWS.

3.1     Restated Certificate of Incorporation of the  Company  (filed as Exhibit
        3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).

3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).

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