Form 10-K
period 2003-02-28
CONSTELLATION BRANDS INC
filed 2003-05-13
CIK 16918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2003
                          -----------------

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

        Registrant's telephone number, including area code (585) 218-3600
                                                           --------------

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

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  X     No
                                                        ---       ---

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing sales prices of the Registrant's Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the Registrant's most recently completed second fiscal quarter was $2,217,632,633. The Registrant has no non-voting common equity.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 30, 2003, is set forth below:

                  Class                             Number of Shares Outstanding
                  -----                             ----------------------------
Class A Common Stock, par value $.01 per share               82,284,141
Class B Common Stock, par value $.01 per share               12,071,070

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders to be held July 15, 2003 is incorporated by reference in
Part III to the extent described therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Cautionary Information Regarding Forward-Looking Statements" and elsewhere in this Report which identify important factors which could cause actual results to differ materially from any such forward-looking statements.


                                     PART I

ITEM 1.   BUSINESS
-------   --------

INTRODUCTION

     Unless the context otherwise requires, the term "Company" refers to Constellation Brands, Inc. and its subsidiaries, and all references to "net sales" refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company's method of classification. All references to "Fiscal 2003", "Fiscal 2002" and "Fiscal 2001" shall refer to the Company's fiscal year ended the last day of February of the indicated year. All references to "Fiscal 2004" shall refer to the Company's fiscal year ending February 29, 2004.

     Market share and industry data disclosed in this Annual Report on Form 10-K have been obtained from the following industry and government publications: The Gomberg-Fredrikson Report; Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Media Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market: Impact Databank Review and Forecast; NACM; AC Nielsen; The Zenith Guide; Beer Marketer's Insights; and The Drink Pocketbook 2003. The Company has not independently verified this data. Unless otherwise noted, all references to market share data are based on unit volume and unless otherwise noted, the most recent complete industry data available are for calendar 2002.

     The Company is a leading international producer and marketer of beverage alcohol in North America, Europe and Australia with a broad portfolio of brands across the wine, imported beer and distilled spirits categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol brands in the United States. In the United
Kingdom, the Company is the largest marketer of wine, the second largest producer and marketer of cider and a leading independent drinks wholesaler. The Company is the leading producer of wine in Australia and the second largest producer of wine in New Zealand. The Company's strong market positions increase its purchasing power and make the Company a supplier of choice to its customers.

     With its broad product portfolio, the Company believes it is distinctly positioned to satisfy an array of consumer preferences across all beverage alcohol categories and price points. Many of the Company's products are recognized leaders in their respective categories. Leading brands in the Company's portfolio include Corona Extra, Modelo Especial, Pacifico, St. Pauli Girl, Franciscan Oakville Estate, Simi, Estancia, Ravenswood, Blackstone, Banrock Station, Hardys, Nobilo, Houghton, Leasingham, Almaden, Inglenook, Arbor Mist, Vendange, Alice White, Stowells of Chelsea, Black Velvet, Fleischmann's, Schenley, Ten High and Blackthorn.

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

     Since 1991, the Company has successfully integrated a number of major acquisitions that have broadened its portfolio and increased its market share, net sales, operating income and cash flow. Through these acquisitions, the Company has become more competitive by: diversifying its portfolio; developing strong market positions in the growing beverage alcohol product categories of varietal table wine and imported beer; strengthening its relationships with wholesalers; expanding its distribution and enhancing its production capabilities; and acquiring additional management, operational, marketing, and research and development expertise.

     In April 2003, the Company completed the acquisition of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy") (the "Hardy Acquisition"), Australia's largest producer of wine, which enhanced the Company's overall growth prospects and gave the Company an immediate presence in the Australian domestic and export markets. Well known brands in Hardy's portfolio include Banrock Station, Hardys Nottage Hill, Hardys Stamp and VR, Eileen Hardy, Sir James, Omni, Leasingham and Houghton. Other recent acquisitions include: the acquisition in July 2001 of the Ravenswood brand, a leading premium wine from Sonoma, California; the acquisition in March 2001 of the Covey Run, Columbia, Ste. Chapelle, Alice White and other premium wine brands; the acquisition in March 2001 of the Vendange, Nathanson Creek, Heritage, Talus and other premium wine brands; and the formation in July 2001 of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and Hardy that produces, markets and sells a global portfolio of premium wine in the United States, including a range of Australian imports. As a result of the Hardy Acquisition, the Company acquired the remaining 50% ownership of PWP. For more information about these acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

BUSINESS SEGMENTS

     As a result of the Hardy Acquisition, the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. As a result of such changes, beginning with the first quarter of Fiscal 2004, the Company will report its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beer and distilled spirits) and Corporate Operations and Other. The new business segments, described more fully below, reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the availability and structure of internal financial reporting.

     PREVIOUS BUSINESS SEGMENTS

     For Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company has reported its operating results in the five segments described below:

     The Popular and Premium Wine segment produces, bottles, imports and markets wine and brandy in the United States and exports its wine to other major wine consuming markets. Most of its wine is marketed in the under $10.00 per 750 ml bottle price range. This segment also produces and sells bulk wine, grape juice concentrate and other related products and services.

     The Imported Beer and Spirits segment imports and markets a diversified line of imported beer, produces, bottles, imports and markets a diversified line of distilled spirits and sells bulk distilled spirits and other related products and services.

     The U.K. Brands and Wholesale segment is a leading producer and marketer of wine, cider and bottled water and is the leading independent on-premise drinks wholesaler in the United Kingdom. This segment also exports its branded products from the United Kingdom.

     The Fine Wine segment participates in the super-premium and ultra-premium wine market in the United States and exports its products to other major wine consuming markets.

     The Corporate Operations and Other segment includes traditional corporate-related items.

     Results of operations of the Company's previous business segments is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this Annual Report on Form 10-K. Information regarding net sales, operating income and total assets of each of the Company's previous business segments and information regarding geographic areas is set forth in Note 21 to the Company's consolidated financial statements located in
Item 8 of this Annual Report on Form 10-K.

     POST-FISCAL 2003 BUSINESS SEGMENTS

     CONSTELLATION WINES

     Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories - table wine, dessert wine and sparkling wine - and across all price points - popular, premium, super-premium and ultra-premium. The portfolio of super-premium and ultra-premium wines is supported by vineyard holdings in California, Australia, New Zealand and Chile. As the largest producer and marketer of wine in the world, Constellation Wines has leading market positions in several countries. It is the second largest supplier of wine in the United States and New Zealand and the largest supplier of wine in Australia and the United Kingdom. In addition, Constellation Wines exports its wine products to the major wine consuming markets of the world.

     In the United States, Constellation Wines sells 20 of the top 100 wine brands and has one of the largest super-premium and ultra-premium wine portfolios. In the United Kingdom, it has eight of the top 20 selling table wine brands to the off-premise market, four of the top 10 brands in the on-premise market and the best selling brand of fortified British wine. In Australia, it has wine brands across all price points and varieties, including the most comprehensive range of premium wine brands, and is the largest producer of cask wines.

     Constellation Wines' leading wine brands include Franciscan Oakville Estate, Simi, Estancia, Ravenswood, Blackstone, Banrock Station, Hardys, Nobilo, Houghton, Leasingham, Almaden, Inglenook, Arbor Mist, Vendange, Alice White and Stowells of Chelsea.

     Constellation Wines is also the leading independent beverage wholesaler to the on-premise trade in the United Kingdom and has more than 16,000 on-premise accounts. The wholesaling business is wine led, but also involves the distribution of branded distilled spirits, cider, beer, RTDs and soft drinks. While these products are primarily produced by other major drinks companies, they also include Constellation Wines' branded wine, cider and water products.

     Constellation Wines is also the second largest producer and marketer of cider in the United Kingdom, with leading cider brands Blackthorn and Gaymer's Olde English, and produces and markets Strathmore, the leading bottled water brand in the United Kingdom on-premise market.

     In conjunction with its wine production, Constellation Wines produces and sells bulk wine, grape juice concentrate and other related products and services.

     CONSTELLATION BEERS AND SPIRITS

     Constellation Beers and Spirits imports and markets a diversified line of beer and produces, bottles, imports and markets a diversified line of distilled spirits. It is the largest marketer of imported beer in 25 primarily western U.S. states, where it has exclusive rights to distribute the Mexican brands in its portfolio. Constellation Beers and Spirits has exclusive rights to the entire United States for its non-Mexican brands. It distributes six of the top 25 imported beer brands in the United States: Corona Extra, Modelo Especial, Corona Light, Pacifico, St. Pauli Girl, and Negra Modelo. Corona Extra is the best selling imported beer in the United States and the seventh best selling beer overall in the United States. Its other imported beer brands include Tsingtao from China, Peroni from Italy and Double Diamond and Tetley's English Ale from the United Kingdom.

     Constellation Beers and Spirits is the third largest producer and marketer of distilled spirits in North America and exports its distilled spirits to other major distilled spirits consuming markets. Its principal distilled spirits brands include Black Velvet, Fleischmann's, Mr. Boston, Canadian LTD, Chi-Chi's prepared cocktails, Ten High, Montezuma, Barton, Monte Alban and Inver House. Substantially all of this segment's distilled spirits unit volume consists of products marketed in the value and mid-premium priced category. Constellation Beers and Spirits also sells bulk distilled spirits and other related products and services.

     CORPORATE OPERATIONS AND OTHER

     The Corporate Operations and Other segment includes traditional corporate-related items.

MARKETING AND DISTRIBUTION

     The Company employs full-time, in-house marketing, sales and customer service organizations within its segments to maintain a high degree of focus on each of its product categories. The organizations use a range of marketing strategies and tactics to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship and public relations. Where opportunities exist, particularly with national accounts, the Company leverages its sales and marketing skills across the organization.

     In North America, the Company's products are primarily distributed by more than 1,000 wholesale distributors as well as state and provincial alcoholic beverage control agencies. In the Company's other markets, products are primarily distributed either directly to retailers or through wholesalers and importers. In Australia, distribution is dominated by a small number of industry leaders. Its U.K. wholesaling business sells and distributes the Company's branded products and those of other major drinks companies through a network of depots located throughout the United Kingdom.

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     Trademarks are an important aspect of the Company's business. The Company sells its products under a number of trademarks, most of which the Company owns or has the right to use. Throughout its segments, the Company also has various licenses and distribution agreements, for the sale and the production and sale of its products, as well as for the sale of products of third parties. These licenses and distribution agreements have varying terms and durations. Agreements include, among others, a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light, Lauder's and Imperial Spirits brands.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beer from other producers from the same country. The Company's agreement to distribute Corona Extra and other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or of its subsidiaries involved in importing the Mexican beer brands, changes in the position of the Chief Executive Officer of Barton Beers, Ltd., including by death or disability, or the termination of the President of Barton Incorporated, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. Prior to their expiration, all of the Company's imported beer distribution agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no absolute assurance that the Company's beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

COMPETITION

     The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution strength. The Company's beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which may have greater resources than the Company.

     Constellation  Wines'  principal  wine  competitors  include:  E  & J Gallo
Winery, The Wine Group, Beringer Blass, The Robert Mondavi Corporation and Kendall-Jackson in the United States; Southcorp Wines, Orlando Wyndham and
Beringer Blass in Australia; and E & J Gallo Winery, Southcorp Wines, Western Wines, Halewood Vintners and Pernod-Ricard in the United Kingdom. Its wholesale business competes with major brewers who also have wholesale operations, in particular, Scottish Courage, Coors, Interbrew and Carlsberg Tetley, and other independent national and regional wholesalers. Constellation Wines' principal cider competitor is H.P. Bulmer.

     Constellation   Beers   and   Spirits'   principal   competitors   include:
Heineken  USA,  Molson,  Labatt  USA  and   Guinness  Import  Company   in   the
imported  beer  category  as  well  as  domestic  producers  such  as

Anheuser Busch, Coors and SAB-Miller; and Diageo, Brown-Forman Beverages, Jim Beam Brands and Heaven Hill Distilleries in the distilled spirits category.

PRODUCTION

     In the United States, the Company operates 20 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. In Australia, the Company operates 10 wineries where wine is produced from many varieties of grapes grown in most of the major viticultural regions of Australia. Grapes are crushed at the Company's wineries and stored as wine until packaged for sale under the Company's brand names or sold in bulk. Most of the Company's wine is bottled and sold within 18 months after the grape crush. In the United States, the Company's inventories of wine are usually at their highest levels in November and December immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush. Similarly, in Australia, the Company's inventories of wine are usually at their highest levels in April and May immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush. The Company also operates one winery in Chile and two wineries in New Zealand.

     The bourbon whiskeys, domestic blended whiskeys and light whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky. The Company's primary distilled spirits bottling facility in the United States is in Owensboro, Kentucky. The majority of the Company's Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. The Company's requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin, vodka and other spirits products, are primarily purchased from various suppliers.

     The Company operates three facilities in the United Kingdom that produce, bottle and package cider, wine and water. To produce Stowells of Chelsea, wine is imported in bulk from various countries and packaged at the Company's facility at Bristol. The Bristol facility also produces fortified British wine and wine style drinks. All cider production takes place at the Company's facility at Shepton Mallet. The Strathmore brand of bottled water is sourced and bottled in Forfar, Scotland.

SOURCES AND AVAILABILITY OF PRODUCTION MATERIALS

     The principal components in the production of the Company's branded beverage alcohol products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

     Most of the Company's annual grape requirements are satisfied by purchases from each year's harvest which normally begins in August and runs through October in the United States and begins in February and runs through May in Australia. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event demand for certain wine products exceeds expectations, the Company could experience shortages.

     The Company purchases grapes from approximately 800 independent growers in the United States and 1,450 growers in Australia. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year based on current market prices. In Australia, approximately 800 of the 1,450 growers belong to a grape growers cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the United Kingdom, the Company produces wine from materials purchased either on a contract basis or on the open market.

     The Company currently owns or leases approximately 16,080 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Australia, Chile and New Zealand. This acreage supplies only a small percentage of the Company's overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company's super-premium and ultra-premium wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

     The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources by contractual arrangement and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

     In the United Kingdom, the Company sources apples for cider production primarily through long-term supply arrangements with owners of apple orchards. There are adequate supplies of apples at this particular time.

     The Company utilizes glass and polyethylene terephthalate ("PET") bottles and other materials such as caps, corks, capsules, labels and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company's cost of product sold. In the United States and Australia, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. Currently, substantially all of the Company's glass container requirements for its United States operations are supplied by one producer and substantially all of the Company's glass container requirements for its Australia operations are supplied by another producer. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company's glass bottle suppliers to satisfy the Company's requirements could adversely affect the Company's operations.

GOVERNMENT REGULATION

     The Company is subject to a range of regulations in the countries in which it operates. Where it produces products, the Company is subject to environmental laws and regulations and may be required to obtain permits and licenses to operate its facilities. Where it markets and sells products, it may be subject to laws and regulations on trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising and public relations. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

     The Company believes it is in compliance in all material respects with all applicable governmental laws and regulations in the countries in which it operates. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on its financial condition, results of operations or cash flows.

SEASONALITY

     The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to wholesaler and retailer demand which precedes consumer purchases, the Company's wine and spirits sales are typically highest during the third quarter of its fiscal year, primarily due to seasonal holiday buying, and its imported beer sales are typically highest during the first and second quarters of the Company's fiscal year, which correspond to the Spring and Summer periods in the United States.

EMPLOYEES

     As of the end of March 2003, including the impact of the Hardy Acquisition, the Company had approximately 7,680 full-time employees throughout the world. Approximately 3,030 full-time employees were in the United States and approximately 4,650 full-time employees were outside of the United States, in countries including Australia, the United Kingdom, Canada, New Zealand and France. Additional workers may be employed by the Company during the peak and grape crushing seasons. The Company considers its employee relations generally to be good.

COMPANY INFORMATION

     The Company's internet address is http://www.cbrands.com. The Company's filings with the Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.cbrands.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Alternatively, such reports may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.


ITEM 2.   PROPERTIES
-------   ----------

     During Fiscal 2003, the Company consisted of five business segments. Through its business segments, the Company operated wineries, distilling plants, bottling plants, and cider and water producing facilities, most of which included warehousing and distribution facilities on the premises. The Company also operated separate distribution centers under the U.K. Brands and Wholesale segment's wholesaling business.

     As a result of the Hardy Acquisition, the Company modified its business segmentation and will report its operating results in three segments:
Constellation Wines, Constellation Beers and Spirits and Corporate Operations and Other. Set forth below under the title "Hardy Acquisition" is a general description of the production properties acquired by virtue of the Hardy Acquisition.

     The Company believes that its facilities, taken as a whole, are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

     The following discussion details the properties associated with the five business segments as reported in Fiscal 2003.

     POPULAR AND PREMIUM WINE

     The Popular and Premium Wine segment maintained its headquarters in owned and leased offices in Canandaigua, New York. It operated three wineries in New York, located in Canandaigua, Naples and Batavia; seven wineries in California, located in Escalon, Fresno, Ukiah, two in Lodi and two in Madera; two wineries in Washington, located in Woodinville and Sunnyside; and one winery in Caldwell, Idaho. All of these wineries are owned, except for the wineries in Batavia (New
York), Caldwell (Idaho) and Woodinville (Washington), which are leased. This segment considered its principal wineries to be the Mission Bell winery in Madera (California) and the Canandaigua winery in Canandaigua (New York). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces grape juice concentrate. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. This segment plans to close two of its wineries located in Batavia (New York) and Fresno (California) in Fiscal 2004.

     This segment owned or leased approximately 2,800 acres of vineyards, either fully bearing or under development, in California and New York.

     IMPORTED BEER AND SPIRITS

     The Imported Beer and Spirits segment maintained its headquarters in leased offices in Chicago, Illinois. It owned and operated four distilling plants, two in the United States and two in Canada. The two distilling plants in the United States are located in Bardstown, Kentucky and Albany, Georgia. The two distilling plants in Canada are located in Valleyfield, Quebec and Lethbridge, Alberta. This segment considered its principal distilling plants to be the facilities located in Bardstown (Kentucky), Valleyfield (Quebec) and Lethbridge (Alberta). The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company and, on a contractual basis, for other industry members. The two Canadian facilities distill, bottle and store Canadian whisky for the segment, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.

     In the United States, the Imported Beer and Spirits segment also operated three bottling plants, located in Georgia, Kentucky and California. The facilities located in Atlanta, Georgia and Owensboro, Kentucky are owned, while the facility in Carson, California is operated and leased through an arrangement involving an ongoing management contract. This segment considered the bottling plant located in Owensboro (Kentucky) to be one of its principal facilities. The Owensboro facility bottles and warehouses distilled spirits products for the segment and is also utilized for contract bottling.

     U.K. BRANDS AND WHOLESALE

     The U.K. Brands and Wholesale segment maintained its headquarters in owned offices in Bristol, England. It owned and operated two facilities in England, located in Bristol and Shepton Mallet and one facility in Scotland, located in Forfar. This segment considered all three facilities to be its principal facilities. The Bristol facility produces, bottles and packages wine; the Shepton Mallet facility produces, bottles and packages cider; and the Forfar facility produces, bottles and packages water products. The U.K. Brands and Wholesale segment also owns another facility in Taunton, England, which it plans to sell since the operations have been consolidated into the Shepton Mallet facility.

     The U.K. Brands and Wholesale segment operated a National Distribution Centre, located at a leased facility in Severnside, England to distribute its products that are produced at the Bristol and Shepton Mallet
facilities  as  well   as  products  imported  from  other  wine suppliers.   To
support its wholesaling business, this segment operated 11 distribution centers located throughout the United

Kingdom, 10 of which are leased. These 11 distribution centers are used to distribute products produced by third parties, as well as by the Company. This segment has been and will continue consolidating the operations of its wholesaling distribution centers.

     FINE WINE

     The Fine Wine segment maintained its headquarters in offices owned in Rutherford, California. Through this segment, the Company owned and operated five wineries in the United States, one of which is on land that is leased, and, through a majority owned subsidiary, operated one winery in Chile. All five wineries in the United States are located in the state of California, in Rutherford, Healdsburg, Monterey County and two in Sonoma County. The winery in Chile is located in the Casablanca Valley. This segment considered its principal wineries to be one of its wineries in Sonoma County (California) and its wineries located in Rutherford (California), Healdsburg (California), Monterey County (California), and the Casablanca Valley (Chile). The winery in Monterey County crushes, vinifies and cellars wine. The other principal wineries crush grapes, vinify, cellar and bottle wine.

     This segment also owned and leased approximately 2,700 plantable acres of vineyards in California and approximately 1,000 plantable acres of vineyards in Chile.

     CORPORATE OPERATIONS AND OTHER

     The Company's corporate headquarters are located in offices leased in Fairport, New York.

     HARDY ACQUISITION

     During the first quarter of Fiscal 2004, the Company acquired Hardy, an Australian company based in Reynella, South Australia. Hardy owns ten
Australian wineries, five of which are in South Australia, two in Western Australia and the other three in New South Wales, Australian Capital Territory and Tasmania. Hardy also owns two wineries in New Zealand and one winery in France. All of these wineries crush, vinify and cellar wine. In addition, four of these wineries include bottling and/or packaging operations. Hardy also owns a bottling facility in Reynella, South Australia which bottles a significant portion of the wine produced by Hardy. The Company considers Hardy's principal facilities to be the Berri Estates and the Renmano wineries located in South Australia, the Stanley winery located in New South Wales, the Houghton winery located in Western Australia, the Nobilo winery located in New Zealand, and the bottling facility located in Reynella.

     Hardy owns or has interests in approximately 6,200 plantable acres of vineyards in South Australia, the Australian Capital Territory, Western Australia, Victoria, and Tasmania, approximately 1,900 plantable acres of vineyards in New Zealand and approximately 80 plantable acres of vineyards in France.

     As a result of the Hardy Acquisition, the Company acquired the remaining 50% ownership of PWP. PWP owns and operates two wineries in California, one located in Monterey County and the other in Sonoma County. These wineries crush, vinify and cellar wine. In addition, the winery in Monterey County includes bottling operations and distribution facilities. PWP also owns or has interests in approximately 1,400 plantable acres of vineyards in California.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the current executive officers of the Company is as follows:

NAME                 AGE    OFFICE OR POSITION HELD
----                 ---    -----------------------
Richard Sands         52    Chairman of the Board, and Chief Executive Officer
Robert Sands          44    President and Chief Operating Officer
Alexander L. Berk     53    Chief Executive Officer, Constellation Beers and
                            Spirits, and President and Chief Executive
                            Officer, Barton Incorporated
Stephen B. Millar     59    Chief Executive Officer, Constellation Wines
Thomas J. Mullin      51    Executive Vice President and General Counsel
Thomas S. Summer      49    Executive Vice President and Chief Financial Officer
W. Keith Wilson       52    Executive Vice President and Chief Human Resources
                            Officer

     Richard Sands, Ph.D., is the Chairman of the Board and Chief Executive Officer of the Company. He has been employed by the Company in various capacities since 1979. He was elected Chief Executive Officer in October 1993 and has served as a director since 1982. In September 1999, Mr. Sands was elected Chairman of the Board. He served as Executive Vice President from 1982 to May 1986, as President from May 1986 to December 2002 and as Chief Operating Officer from May 1986 to October 1993. He is the brother of Robert Sands.

     Robert Sands was appointed President and Chief Operating Officer of the Company in December 2002 and has served as a director since January 1990. Mr. Sands also had served as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General
Counsel from June 1986 through May 2000, and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

     Alexander L. Berk is the Chief Executive Officer of Constellation Beers and Spirits and the President and Chief Executive Officer of Barton Incorporated. Since 1990 and prior to becoming Chief Executive Officer of Barton Incorporated in March 1998, Mr. Berk was President and Chief Operating Officer of Barton Incorporated and from 1988 to 1990, he was the President and Chief Executive Officer of Schenley Industries. Mr. Berk has been in the beverage alcohol industry for most of his career, serving in various positions.

     Stephen B. Millar is the Chief Executive Officer of Constellation Wines and has held this position since the closing of the Hardy Acquisition. Prior to the Company's acquisition of Hardy, Mr. Millar was Hardy's Managing Director and had held this position since 1991. Mr. Millar currently serves in leadership roles in numerous industry organizations. He is an Executive Council Member, Chairman of the Audit Committee and Deputy Chairman of the International Trade Advisory Committee of the Winemakers' Federation of Australia. He also serves as the President of the Australian Wine and Brandy Producers' Association and is the Deputy Chairman of the Australian Wine Export Council and Director of Business SA.

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

     W. Keith Wilson joined the Company in January 2002 as Senior Vice President, Human Resources, and in September 2002, he was elected Chief Human Resources Officer and in April 2003 he was elected Executive Vice President. From 1999 to 2001, Mr. Wilson served as Senior Vice President, Global Human Resources of Xerox Engineering Systems, a subsidiary of Xerox Corporation, that engineers, manufactures and sells hi-tech reprographics equipment and software worldwide. From 1990 to 1999, he served in various senior human resource positions with the banking, marketing and real estate and relocation businesses of Prudential Life Insurance of America, an insurance company that also provides other financial products.

     Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

                                     PART II

ITEM 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
-------   ----------------------------------------------------------------------
          MATTERS
          -------

     The Company's Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") trade on the New York Stock Exchange (Registered) ("NYSE") under the symbols STZ and STZ.B, respectively. The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock as reported on the NYSE.

     During April 2002, the Company's Board of Directors approved a two-for-one split of both the Company's Class A Stock and Class B Stock, which was distributed in the form of a stock dividend on May 13, 2002, to stockholders of record on April 30, 2002. During April 2001, the Company's Board of Directors approved a two-for-one split of both the Company's Class A Stock and Class B Stock, which was distributed in the form of a stock dividend on May 14, 2001, to stockholders of record on April 30, 2001. Prices in the following tables have been adjusted to give effect to these common stock splits.


                                       CLASS A STOCK
                   -----------------------------------------------------
                   1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                   -----------   -----------   -----------   -----------
Fiscal 2002
  High             $     20.00   $     23.25   $     22.50   $     27.18
  Low              $     15.65   $     18.40   $     17.38   $     19.01

Fiscal 2003
  High             $     31.62   $     32.00   $     29.80   $     26.26
  Low              $     25.25   $     24.10   $     21.99   $     22.30

                                       CLASS B STOCK
                   -----------------------------------------------------
                   1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                   -----------   -----------   -----------   -----------
Fiscal 2002
  High             $     19.95   $     23.00   $     21.63   $     26.67
  Low              $     16.08   $     19.50   $     19.75   $     19.93

Fiscal 2003
  High             $     31.50   $     32.50   $     30.05   $     26.10
  Low              $     25.50   $     25.29   $     21.64   $     22.55

     At April 30, 2003, the number of holders of record of Class A Stock and Class B Stock of the Company were 985 and 245, respectively.

     The Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends since its initial public offering in 1973. In addition, the Company's current senior credit facility, its bridge loan agreement, its indenture for its $200 million 8 5/8% Senior Notes due August 2006, its indenture for its $200 million 8% Senior Notes due February 2008, its indenture for its $200 million 8 1/2% Senior Subordinated Notes due March 2009, its indenture for its $250 million 8 1/8% Senior Subordinated Notes due January 2012, its indenture for its (pound) 1 million 8 1/2% Series B Senior Notes due November 2009 and its indenture (pound) 154 million 8 1/2% Series C Senior Notes due November 2009 restrict the payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

                                                                      For the Years Ended
                                            ------------------------------------------------------------------------
                                            February 28,   February 28,   February 28,   February 29,   February 28,
                                                2003           2002           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------
(in thousands, except per share data)
Gross sales                                 $  3,583,082   $  3,420,213   $  2,983,629   $  2,909,954   $  1,872,048
Less-excise taxes                               (851,470)      (813,455)      (757,609)      (748,230)      (487,458)
                                            ------------   ------------   ------------   ------------   ------------
    Net sales                                  2,731,612      2,606,758      2,226,020      2,161,724      1,384,590
Cost of product sold                          (1,970,897)    (1,911,598)    (1,647,081)    (1,626,804)    (1,051,331)
                                            ------------   ------------   ------------   ------------   ------------
    Gross profit                                 760,715        695,160        578,939        534,920        333,259
Selling, general and
  administrative expenses                       (350,993)      (352,679)      (308,071)      (294,369)      (184,751)
Restructuring charges                             (4,764)          -              -              -              -
Nonrecurring charges                                -              -              -            (5,510)        (2,616)
                                            ------------   ------------   ------------   ------------   ------------
    Operating income                             404,958        342,481        270,868        235,041        145,892
Gain on change in fair value of
  derivative instruments                          23,129           -              -              -              -
Equity in earnings
  of joint venture                                12,236          1,667           -              -              -
Interest expense, net                           (105,387)      (114,189)      (108,631)      (106,082)       (41,462)
                                            ------------   ------------   ------------   ------------   ------------
    Income before income taxes
      and extraordinary item                     334,936        229,959        162,237        128,959        104,430
Provision for income taxes                      (131,630)       (91,984)       (64,895)       (51,584)       (42,521)
                                            ------------   ------------   ------------   ------------   ------------
    Income before
      extraordinary item                         203,306        137,975         97,342         77,375         61,909
Extraordinary item, net of
  income taxes                                      -            (1,554)          -              -           (11,437)
                                            ------------   ------------   ------------   ------------   ------------
Net income                                  $    203,306   $    136,421   $     97,342   $     77,375   $     50,472
                                            ============   ============   ============   ============   ============


Earnings per common share (1):
  Basic:
  Income before
    extraordinary item                      $       2.26   $       1.62   $       1.33   $       1.07   $       0.85
  Extraordinary item                                -             (0.02)          -              -             (0.16)
                                            ------------   ------------   ------------   ------------   ------------
  Earnings per common
    share - basic                           $       2.26   $       1.60   $       1.33   $       1.07   $       0.69
                                            ============   ============   ============   ============   ============
  Diluted:
  Income before
    extraordinary item                      $       2.19   $       1.57   $       1.30   $       1.05   $       0.82
  Extraordinary item                                -             (0.02)          -              -             (0.15)
                                            ------------   ------------   ------------   ------------   ------------
  Earnings per common
    share - diluted                         $       2.19   $       1.55   $       1.30   $       1.05   $       0.67
                                            ============   ============   ============   ============   ============

Supplemental data restated for
  effect of SFAS No. 142:
    Adjusted operating income               $    404,958   $    369,780   $    290,372   $    254,833   $    154,647
                                            ============   ============   ============   ============   ============
    Adjusted income before
      extraordinary item                    $    203,306   $    156,921   $    111,635   $     91,793   $     67,594
                                            ============   ============   ============   ============   ============
    Adjusted net income                     $    203,306   $    155,367   $    111,635   $     91,793   $     56,157
                                            ============   ============   ============   ============   ============

                                                                      For the Years Ended
                                            ------------------------------------------------------------------------
                                            February 28,   February 28,   February 28,   February 29,   February 28,
                                                2003           2002           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------
(in thousands, except per share data)
    Adjusted earnings per common share:
      Basic:
      Income before
        extraordinary item                  $       2.26   $       1.84   $       1.52   $       1.27   $       0.93
                                            ============   ============   ============   ============   ============
      Earnings per common
        share - basic                       $       2.26   $       1.82   $       1.52   $       1.27   $       0.77
                                            ============   ============   ============   ============   ============
      Diluted:
      Income before
        extraordinary item                  $       2.19   $       1.79   $       1.49   $       1.24   $       0.90
                                            ============   ============   ============   ============   ============
      Earnings per common
        share - diluted                     $       2.19   $       1.77   $       1.49   $       1.24   $       0.75
                                            ============   ============   ============   ============   ============


Total assets                                $  3,196,330   $  3,069,385   $  2,512,169   $  2,348,791   $  1,793,776
                                            ============   ============   ============   ============   ============
Long-term debt, including
  current maturities                        $  1,262,895   $  1,374,792   $  1,361,613   $  1,289,788   $    837,694
                                            ============   ============   ============   ============   ============

(1) All per share data have been adjusted to effect to the two-for-one splits of the Company's two classes of common stock in each of May 2002 and May 2001.

     For the years ended February 28, 2003, and February 28, 2002, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company's trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which were not modified as a result of adopting SFAS No. 142. The supplemental data section above presents operating income, income before extraordinary item, net income and earnings per share information for the comparative periods as if the nonamortization provisions of SFAS No. 142 had been applied as of March 1, 1998.

     Effective March 1, 2002, the Company adopted EITF Issue No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF No. 01-09 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-09, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company previously reported such costs as selling, general and administrative expenses. As a result of adopting EITF No. 01-09 on March 1, 2002, the Company has restated net sales, cost of product sold, and selling, general and administrative expenses for the years ended February 28, 2002, February 28, 2001, February 29, 2000, and February 28, 1999. Net sales were reduced by $213.8 million, $170.7 million, $178.7 million and $112.8 million, respectively; cost of product sold was increased by $10.1 million, $7.8 million, $8.8 million and $2.0 million, respectively; and selling, general and administrative expenses were reduced by $223.9 million, $178.5 million, $187.5 million and $114.8 million, respectively. This reclassification did not affect operating income or net income.

     The consolidated financial statements for the year ended February 28, 2003, were audited by KPMG LLP. The consolidated financial statements for the years ended February 28, 2002, February 28, 2001, February 29, 2000, and February 28, 1999, were audited by Arthur Andersen LLP and the reports for those years have not been reissued by Arthur Andersen LLP.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
-------   ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

INTRODUCTION
------------

     The Company is a leading international producer and marketer of beverage alcohol in North America, Europe and Australia with a broad portfolio of brands across the wine, imported beer and distilled spirits categories. The Company is the largest wine company in the world and the largest multi-category supplier of beverage alcohol brands in the United States. In the United Kingdom, the Company is the largest marketer of wine, the second largest producer and marketer of cider and a leading independent drinks wholesaler. The Company is the leading producer of wine in Australia and the second largest producer of wine in New Zealand.

     Through February 28, 2003, the Company reported its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider, and bottled water, and wholesale wine, distilled spirits, cider, beer, RTDs and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items). As a result of the Hardy Acquisition (as defined below), the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. As a result of such changes, beginning with the first quarter of Fiscal 2004, the Company will report its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beer and distilled spirits) and Corporate Operations and Other. The new business segments reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the availability and structure of internal financial reporting.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 28, 2003 ("Fiscal 2003"), compared to the year ended February 28, 2002 ("Fiscal 2002"), and Fiscal 2002 compared to the year ended February 28,
2001 ("Fiscal 2001"), and (ii) financial liquidity and capital resources for Fiscal 2003. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

     As discussed in Note 1 to the financial statements, the Company adopted SFAS No. 142 on March 1, 2002. Upon the adoption of SFAS No. 142, the Company ceased amortization of goodwill and indefinite lived intangible assets. Retroactive application of SFAS No. 142 is not permitted. As discussed in Note 2 to the financial statements, the Company adopted EITF No. 01-09 on March 1, 2002. EITF No. 01-09 requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue. The Company previously reported such costs as selling, general and administrative expenses. As a result of adopting EITF No. 01-09, the Company has restated net sales, cost of product sold, and selling, general and administrative expenses for the years ended February 28, 2002, and February 28, 2001. This reclassification did not affect operating income or net income.

RECENT DEVELOPMENTS

     ACQUISITION OF HARDY

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock (the "Hardy Acquisition"). Hardy is Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand, France and the United States. In addition, Hardy has significant marketing and sales operations in the United Kingdom. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets. Hardy has a comprehensive portfolio of wine products across all price points with a strong focus on premium wine production. Hardy's wines are distributed worldwide through a network of marketing and sales operations, with the majority of sales generated in Australia, the United Kingdom and the United States.

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company expects to incur direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company expects to record an approximate $2 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. The cash portion of the purchase price ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's 2003 Credit Agreement (as defined below) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined below). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. As a result of the Hardy Acquisition, the Company also acquired the remaining 50% ownership of PWP (as defined below), the joint venture the Company established with Hardy in July 2001.

     The results of operations of the Hardy business will be reported in the Company's new Constellation Wines segment as of March 27, 2003. The Hardy Acquisition is significant and the Company expects it to have a material impact on the Company's future results of operations, financial position and cash flows.

ACQUISITIONS IN FISCAL 2003, FISCAL 2002 AND FISCAL 2001 AND JOINT VENTURE

     ACQUISITION OF RAVENSWOOD WINERY

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. (the "Ravenswood Acquisition"), a leading premium wine producer based in Sonoma, California. On June 30, 2002, Ravenswood Winery, Inc. was merged into Franciscan Vineyards, Inc. (a wholly-owned subsidiary of the Company). The Ravenswood business produces, markets and sells super-premium and ultra-premium California wine, primarily under the Ravenswood brand name. The vast majority of the wine the Ravenswood business produces and sells is red wine, including the number one super-premium Zinfandel in the United States. The results of operations of the Ravenswood business are reported in the Fine Wine segment for Fiscal 2003 and Fiscal 2002 and have been included in the consolidated results of operations of the Company since the date of acquisition. Beginning in Fiscal 2004, the results of operations of the Ravenswood business will be reported in the Company's new Constellation Wines segment.

     ACQUISITION OF THE CORUS ASSETS

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The results of operations of the Corus Assets are reported in the Popular and Premium Wine segment for Fiscal 2003 and Fiscal 2002 and have been included in the consolidated results of operations of the Company since the date of acquisition. Beginning in Fiscal 2004, the results of operations of the Corus Assets will be reported in the Company's new Constellation Wines segment.

     ACQUISITION OF THE TURNER ROAD VINTNERS ASSETS

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The results of operations of the Turner Road Vintners Assets are reported in the Popular and Premium Wine segment for Fiscal 2003 and Fiscal 2002 and have been included in the consolidated results of operations of the Company since the date of acquisition. Beginning in Fiscal 2004, the results of operations of the Turner Road Vintners Assets will be reported in the Company's new Constellation Wines segment.

     ACQUISITION OF FORTH WINES

     On October 27, 2000, the Company acquired all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The results of operations of Forth Wines are reported in the U.K. Brands and Wholesale segment for Fiscal 2003 and Fiscal 2002 and have been included in the consolidated results of operations of the Company since the date of acquisition. Beginning in Fiscal 2004, the results of operations of Forth Wines will be reported in the Company's new Constellation Wines segment.

     PACIFIC WINE PARTNERS

     Pacific Wine Partners LLC ("PWP") produces, markets and sells a global portfolio of premium wine in the United States, including a range of Australian imports. As a result of the Hardy Acquisition, PWP became a wholly-owned subsidiary of the Company. Accordingly, its results of operations will be consolidated and reported in the Company's new Constellation Wines segment.

     On July 31, 2001, the Company and Hardy completed the formation of PWP, a joint venture owned equally by the Company and Hardy. In connection with the initial formation of the joint venture, PWP was given the exclusive distribution rights in the United States and the Caribbean to seven brands - Banrock Station, Hardys, Leasingham, Barossa Valley Estate and Chateau Reynella from Australia; Nobilo from New Zealand; and La Baume from France. The joint venture also owns Farallon, a premium California coastal wine. In addition, PWP owns a winery and controls 1,400 acres of vineyards, all located in Monterey County, California.

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

RESULTS OF OPERATIONS
---------------------

FISCAL 2003 COMPARED TO FISCAL 2002

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2003 and Fiscal 2002.


                                        Fiscal 2003 Compared to Fiscal 2002
                                       -------------------------------------
                                                    Net Sales
                                       -------------------------------------
                                                                  %Increase
                                          2003         2002       (Decrease)
                                      ------------  -----------   ----------
Popular and Premium Wine:
  Branded:
    External customers                $    684,094  $   696,901       (1.8)%
    Intersegment                             8,570        9,669      (11.4)%
                                      ------------  -----------
    Total Branded                          692,664      706,570       (2.0)%
                                      ------------  -----------
  Other:
    External customers                      45,223       57,718      (21.6)%
    Intersegment                            11,537       13,751      (16.1)%
                                      ------------  -----------
    Total Other                             56,760       71,469      (20.6)%
                                      ------------  -----------
Popular and Premium Wine net sales    $    749,424  $   778,039       (3.7)%
                                      ------------  -----------
Imported Beer and Spirits:
  Beer                                $    776,006  $   726,953        6.7 %
  Spirits                                  282,307      274,702        2.8 %
                                      ------------  -----------
Imported Beer and Spirits net sales   $  1,058,313  $ 1,001,655        5.7 %
                                      ------------  -----------


                                        Fiscal 2003 Compared to Fiscal 2002
                                       -------------------------------------
                                                    Net Sales
                                       -------------------------------------
                                                                  %Increase
                                          2003         2002       (Decrease)
                                      ------------  -----------   ----------
U.K. Brands and Wholesale:
  Branded:
    External customers                $    229,283  $   223,791        2.5 %
    Intersegment                               189          574      (67.1)%
                                      ------------  -----------
    Total Branded                          229,472      224,365        2.3 %
  Wholesale                                560,346      495,532       13.1 %
                                      ------------  -----------
U.K. Brands and Wholesale net sales   $    789,818  $   719,897        9.7 %
                                      ------------  -----------
Fine Wine:
  External customers                  $    154,353  $   131,161       17.7 %
  Intersegment                               1,405          753       86.6 %
                                      ------------  -----------
Fine Wine net sales                   $    155,758  $   131,914       18.1 %
                                      ------------  -----------
Corporate Operations and Other        $       -     $      -           N/A
                                      ------------  -----------
Intersegment eliminations             $    (21,701) $   (24,747)     (12.3)%
                                      ------------  -----------
Consolidated Net Sales                $  2,731,612  $ 2,606,758        4.8 %
                                      ============  ===========

     Net sales for Fiscal 2003 increased to $2,731.6 million from $2,606.8 million for Fiscal 2002, an increase of $124.9 million, or 4.8%. This increase resulted primarily from increased sales of imported beer and impact of foreign currency changes of $50.7 million in the U.K. Brands and Wholesale segment. Also contributing to the sales growth were increased sales in U.K. wholesale (on a local currency basis), fine wine and spirits, offset by lower bulk wine, grape juice concentrate, Popular and Premium branded wine and U.K. branded sales (on a local currency basis).

     POPULAR AND PREMIUM WINE

     Net sales for the Popular and Premium Wine segment for Fiscal 2003 decreased to $749.4 million from $778.0 million for Fiscal 2002, a decrease of $28.6 million, or (3.7)%. Other sales declined $14.7 million, or (20.6)%, on lower bulk wine and grape juice concentrate sales. Branded sales declined $13.9 million, or (2.0)%, on lower volume offset slightly by higher average selling prices. Volumes were negatively impacted as a result of increased promotional spending in the industry, which the Company did not participate in heavily. In this competitive pricing environment, the Company continues to be selective in its promotional activities, focusing instead on growth areas, long-term brand building initiatives and increased profitability.

     IMPORTED BEER AND SPIRITS

     Net sales for the Imported Beer and Spirits segment for Fiscal 2003 increased to $1,058.3 million from $1,001.7 million for Fiscal 2002, an increase of $56.7 million, or 5.7%. This increase resulted primarily from a $49.1 million increase in imported beer sales. The growth in imported beer sales was due to a price increase on the Company's Mexican beer portfolio, which took effect in the first quarter of Fiscal 2003. Spirits sales increased $7.6 million due primarily to increased bulk whiskey sales, along with a slight increase in branded sales.

     U.K. BRANDS AND WHOLESALE

     Net sales for the U.K. Brands and Wholesale segment for Fiscal 2003 increased to $789.8 million from $719.9 million for Fiscal 2002, an increase of $69.9 million, or 9.7%. This increase resulted from the impact of foreign currency changes of $50.7 million and a $28.6 million local currency increase in wholesale sales due to the addition of new accounts and increased average delivery sizes, partially offset by a $9.4 million local currency decline in branded sales as a decrease in cider sales was partially offset by increases in wine sales.

     FINE WINE

     Net sales for the Fine Wine segment for Fiscal 2003 increased to $155.8 million from $131.9 million for Fiscal 2002, an increase of $23.8 million, or 18.1%. This increase resulted from an additional four months of sales of the brands acquired in the Ravenswood Acquisition, completed in July 2001, of $14.1 million, as well as growth in the Ravenswood, Simi, Estancia and Franciscan brands. The growth was due to higher sales volumes led by Ravenswood and Simi, partially offset by higher promotional costs and a shift towards lower priced brands.

     GROSS PROFIT

     The Company's gross profit increased to $760.7 million for Fiscal 2003 from $695.2 million for Fiscal 2002, an increase of $65.6 million, or 9.4%. The dollar increase in gross profit resulted from higher imported beer sales, the additional four months of sales of the brands acquired in the Ravenswood Acquisition (completed in July 2001), a favorable mix of sales towards higher margin products, particularly popular and premium wine and tequila, lower average wine and spirits costs, and a favorable foreign currency impact. These increases were partially offset by higher average imported beer costs and lower concentrate and bulk wine sales. As a result of the foregoing, gross profit as a percent of net sales increased to 27.8% for Fiscal 2003 from 26.7% for Fiscal 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $351.0 million for Fiscal 2003 from $352.7 million for Fiscal 2002, a decrease of $1.7 million, or (0.5)%. The Company adopted SFAS No. 142 on March 1, 2002, and, accordingly, stopped amortizing goodwill and other indefinite lived intangible assets. Therefore, the decrease of $1.7 million consists of a decrease of $27.3 million of amortization expense from Fiscal 2002 offset by an increase of $25.6 million. The increase resulted primarily from increased personnel costs to support the Company's growth, higher selling costs to support the growth in the U.K. wholesale business, and increased advertising costs on certain popular and premium wine brands and imported beer brands. Selling, general and administrative expenses as a percent of net sales decreased to 12.8% for Fiscal 2003 as compared to 13.5% for Fiscal 2002. This decrease was due to the reduced amortization expense noted above partially offset by (i) the percent increase in general and administrative expenses growing at a faster rate than the percent change in the Corporate Operations and Other, Popular and Premium Wine and U.K. Brands and Wholesale segments' net sales, and (ii) the percent increase in the U.K. Brands and Wholesale segment's selling costs being greater than the percent increase in U.K. Brands and Wholesale segment's net sales.

     RESTRUCTURING CHARGES

     The Company's Popular and Premium Wine segment recorded a property, plant and equipment impairment of $4.8 million in Fiscal 2003 in connection with the planned closure of two of its production facilities in Fiscal 2004. The Company has begun the realignment of its business operations within the Popular and Premium Wine segment to further improve productivity. This realignment is not expected to have an impact on brand sales. As part of this realignment, the Company expects to incur an additional $6.7 million in charges, primarily in cash, during Fiscal 2004 within the Constellation Wine segment. No such charges were incurred in Fiscal 2002.

     In connection with the Hardy Acquisition, the Company expects to record a restructuring charge related to the integration of Hardy in the amount of $3.2 million in Fiscal 2004. In addition, the Company expects to record a one-time charge in the amount of $8.2 million in Fiscal 2004 for the write-off of bank fees related to the repayment of the Company's senior credit facility.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2003 and Fiscal 2002.


                                  Fiscal 2003 Compared to Fiscal 2002
                                 -------------------------------------
                                        Operating Income (Loss)
                                 -------------------------------------

                                    2003         2002        %Increase
                                 ---------    ---------      ---------
Popular and Premium Wine         $ 107,715    $ 104,781           2.8%
Imported Beer and Spirits          217,963      178,805          21.9%
U.K. Brands and Wholesale           56,577       47,270          19.7%
Fine Wine                           55,515       39,169          41.7%
Corporate Operations and Other     (32,812)     (27,544)         19.1%
                                 ---------    ---------
Consolidated Operating Income    $ 404,958    $ 342,481          18.2%
                                 =========    =========

     As a result of the above factors, operating income increased to $405.0 million for Fiscal 2003 from $342.5 million for Fiscal 2002, an increase of $62.5 million, or 18.2%. Fiscal 2002 operating income for Popular and Premium
Wine, Imported Beer and Spirits, U.K. Brands and Wholesale and Fine Wine included amortization expense of $8.9 million, $8.2 million, $5.9 million, and $4.3 million, respectively.

     GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS

     In February 2003, the Company entered into a foreign currency collar contract in connection with the Hardy Acquisition to lock in a range for the cost of the acquisition in U.S. dollars. As of February 28, 2003, this derivative instrument had a fair value of $23.1 million. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the derivative was recorded on the balance sheet at its fair value with the change in the fair value recognized separately on the Company's Consolidated Statement of Income.

     In the first quarter of Fiscal 2004, the Company will record an additional gain of $4.1 million related to the settlement of the foreign currency derivative instruments entered into in conjunction with the Hardy Acquisition.

     INTEREST EXPENSE, NET

     Net interest expense decreased to $105.4 million for Fiscal 2003 from $114.2 million for Fiscal 2002, a decrease of $8.8 million, or (7.7)%. The decrease resulted from both a decrease in the average borrowings for the year and a decrease in the average interest rate.

     PROVISIONS FOR INCOME TAXES

     The Company's effective tax rate for Fiscal 2003 was 39.3% as compared to 40.0% for Fiscal 2002 as a result of the adoption of SFAS No. 142 on March 1, 2002.

     NET INCOME

     As a result of the above factors, net income increased to $203.3 million for Fiscal 2003 from $136.4 million for Fiscal 2002, an increase of $66.9 million, or 49.0%.

FISCAL 2002 COMPARED TO FISCAL 2001

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2002 and Fiscal 2001.


                                        Fiscal 2002 Compared to Fiscal 2001
                                       --------------------------------------
                                                     Net Sales
                                       --------------------------------------
                                                                   %Increase
                                          2002          2001       (Decrease)
                                       -----------   -----------   ----------
Popular and Premium Wine:
  Branded:
    External customers                 $   696,901   $   546,211       27.6 %
    Intersegment                             9,669         6,451       49.9 %
                                       -----------   -----------
    Total Branded                          706,570       552,662       27.8 %
                                       -----------   -----------
  Other:
    External customers                      57,718        64,799      (10.9)%
    Intersegment                            13,751        16,562      (17.0)%
                                       -----------   -----------
    Total Other                             71,469        81,361      (12.2)%
                                       -----------   -----------
Popular and Premium Wine net sales     $   778,039   $   634,023       22.7 %
                                       -----------   -----------
Imported Beer and Spirits:
  Beer                                 $   726,953   $   633,833       14.7 %
  Spirits                                  274,702       262,933        4.5 %
                                       -----------   -----------
Imported Beer and Spirits net sales    $ 1,001,655   $   896,766       11.7 %
                                       -----------   -----------
U.K. Brands and Wholesale:
  Branded:
    External customers                 $   223,791   $   225,550       (0.8)%
    Intersegment                               574         1,193      (51.9)%
                                       -----------   -----------
    Total Branded                          224,365       226,743       (1.0)%
  Wholesale                                495,532       404,208       22.6 %
                                       -----------   -----------
U.K. Brands and Wholesale net sales    $   719,897   $   630,951       14.1 %
                                       -----------   -----------
Fine Wine:
  External customers                   $   131,161   $    88,486       48.2 %
  Intersegment                                 753           217      247.0 %
                                       -----------   -----------
Fine Wine net sales                    $   131,914   $    88,703       48.7 %
                                       -----------   -----------
Corporate Operations and Other         $      -      $      -           N/A
                                       -----------   -----------
Intersegment eliminations              $   (24,747)  $   (24,423)       1.3 %
                                       -----------   -----------
Consolidated Net Sales                 $ 2,606,758   $ 2,226,020       17.1 %
                                       ===========   ===========

     Net sales for Fiscal 2002 increased to $2,606.8 million from $2,226.0 million for Fiscal 2001, an increase of $380.7 million, or 17.1%.

     POPULAR AND PREMIUM WINE

     Net sales for the Popular and Premium Wine segment for Fiscal 2002 increased to $778.0 million from $634.0 million for Fiscal 2001, an increase of $144.0 million, or 22.7%. This increase resulted primarily from $158.5 million of sales of the newly acquired brands from the Turner Road Vintners

Assets and Corus Assets acquisitions (the "March Acquisitions"), both completed in March 2001. This increase was partially offset by declines in the Popular and Premium Wine segment's grape juice concentrate business and certain other wine brands.

     IMPORTED BEER AND SPIRITS

     Net sales for the Imported Beer and Spirits segment for Fiscal 2002 increased to $1,001.7 million from $896.8 million for Fiscal 2001, an increase of $104.9 million, or 11.7%. This increase resulted primarily from a 14.7% increase in imported beer sales, led by volume growth in the Mexican beer portfolio. Spirits sales increased slightly primarily from an increase in bulk whiskey sales, partially offset by slightly lower branded spirits sales as a result of lower net selling prices from the implementation of a net pricing strategy in the third quarter of Fiscal 2001, which also resulted in lower promotion costs.

     U.K. BRANDS AND WHOLESALE

     Net sales for the U.K. Brands and Wholesale segment for Fiscal 2002 increased to $719.9 million from $631.0 million for Fiscal 2001, an increase of $88.9 million, or 14.1%. This increase resulted from a 27.1% local currency basis increase in wholesale sales, with the majority of this growth coming from organic sales, and a 7.4% local currency basis increase in branded sales, with an increase in wine sales being partially offset by a decrease in cider sales, partially offset by a 22.9% adverse foreign currency impact.

     FINE WINE

     Net sales for the Fine Wine segment for Fiscal 2002 increased to $131.9 million from $88.7 million for Fiscal 2001, an increase of $43.2 million, or 48.7%. This increase resulted primarily from $30.4 million of net sales of the newly acquired brands from the Ravenswood Acquisition and organic sales growth primarily due to volume increases in the Estancia, Veramonte, and Franciscan brands.

     GROSS PROFIT

     The Company's gross profit increased to $695.2 million for Fiscal 2002 from $578.9 million for Fiscal 2001, an increase of $116.2 million, or 20.1%. The dollar increase in gross profit resulted primarily from sales of the newly acquired brands from the March Acquisitions and the Ravenswood Acquisition, volume growth in the Imported Beer and Spirits segment's Mexican beer portfolio, volume growth in the Fine Wine segment's portfolio, and volume growth in the U.K. Brands and Wholesale segment's wholesale business and branded business. These increases were partially offset by a decrease in the Imported Beer and Spirits segment's spirits sales and an adverse foreign currency impact. As a percent of net sales, gross profit increased to 26.7% for Fiscal 2002 from 26.0% for Fiscal 2001, resulting primarily from sales of higher-margin wine brands acquired in the March Acquisitions and the Ravenswood Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $352.7 million for Fiscal 2002 from $308.1 million for Fiscal 2001, an increase of $44.6 million, or 14.5%. The dollar increase in selling, general and administrative expenses resulted primarily from an increase in advertising, selling, general and administrative expenses associated with the brands acquired in the March Acquisitions and the Ravenswood Acquisition. In addition, there were increases in selling, general and administrative expenses associated with the Imported Beer and Spirits segment's Mexican beer portfolio volume growth, and the U.K. Brands and Wholesale segment's wholesale volume growth, and increased personnel costs to support the Company's growth within the Corporate Operations and Other segment. Selling, general and administrative expenses as a percent of net sales decreased slightly to 13.5% for Fiscal 2002 as compared to 13.8% for Fiscal 2001 due to higher sales growth from the March Acquisitions and the Ravenswood Acquisition than the related selling, general and administrative expense growth.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2002 and Fiscal 2001.


                                  Fiscal 2002 Compared to Fiscal 2001
                                  -----------------------------------
                                        Operating Income (Loss)
                                  -----------------------------------
                                                           %Increase
                                     2002         2001     (Decrease)
                                  ----------   ----------  ----------
Popular and Premium Wine          $  104,781   $   50,390     107.9 %
Imported Beer and Spirits            178,805      167,680       6.6 %
U.K. Brands and Wholesale             47,270       48,961      (3.5)%
Fine Wine                             39,169       24,495      59.9 %
Corporate Operations and Other       (27,544)     (20,658)     33.3 %
                                  ----------   ----------
Consolidated Operating Income     $  342,481   $  270,868      26.4 %
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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------

GENERAL

     The Company's principal use of cash in its operating activities is for purchasing and carrying inventories. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual fall grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in March and runs through May. The Company generally begins purchasing grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company's short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

FISCAL 2003 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Fiscal 2003 was $236.1 million, which resulted from $256.5 million in net income adjusted for noncash items, less $20.4 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from an increase in inventories and a reduction in accrued excise taxes and adverse grape contracts partially offset by increases in accrued income taxes payable and accrued advertising and promotion expenses.

     INVESTING ACTIVITIES

     Net cash used in investing activities for Fiscal 2003 was $72.0 million, which resulted primarily from $71.6 million of capital expenditures (including $7.0 million for vineyards).

     FINANCING ACTIVITIES

     Net cash used in financing activities for Fiscal 2003 was $161.5 million resulting primarily from $151.1 million of principal payments of long-term debt and $51.9 million of net repayments of notes payable. These debt payments were partially funded by $28.7 million of proceeds from employee stock option exercises and $10.0 million of proceeds from long-term debt which was used for the repayment of debt at one of the Company's Chilean subsidiaries.

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

     FINANCING ACTIVITIES

     Net cash provided by financing activities for Fiscal 2002 was $236.9 million, which resulted primarily from proceeds of $252.5 million from the issuance of long-term debt, including $250 million of 8 1/8% Senior Subordinated Notes used to repay $130.0 million of 8 3/4% Senior Subordinated Notes and $65.0 million of 8 3/4% Series C Senior Subordinated Notes and a portion of the Company's borrowings under its senior credit facility, net proceeds of $151.5 million from equity offerings, proceeds of $51.4 million from net revolving loan borrowings under the senior credit facility, and proceeds of $45.0 million from exercise of employee stock options. These amounts were partially offset by principal payments of long-term debt of $261.0 million, which included the repayments as discussed above and $54.7 million of scheduled or required principal payments under the Company's senior credit facility.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of May 12, 2003, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Fiscal 2003, Fiscal 2002 or Fiscal 2001.

DEBT

     Total debt outstanding as of February 28, 2003, amounted to $1,265.5 million, a decrease of $164.0 million from February 28, 2002. The ratio of total debt to total capitalization decreased to 51.9% as of February 28, 2003, from 59.9% as of February 28, 2002.

     SENIOR CREDIT FACILITIES

     2000 Credit Agreement
     ---------------------

     As of February 28, 2003, under the 2000 Credit Agreement (as defined below), the Company had outstanding term loans of $145.4 million bearing a weighted average interest rate of 3.1%, $2.0 million of outstanding revolving loans bearing a weighted average interest rate of 3.1%, undrawn letters of credit of $15.1 million, and $282.9 million available to be drawn under the Revolving Credit facility. The 2000 Credit Agreement was a senior credit facility originally entered into between the Company, certain of its principal operating subsidiaries and a syndicate of banks, for which The Chase Manhattan Bank acted as administrative agent, on October 6, 1999, and subsequently amended (the "2000 Credit Agreement").

     2003 Credit Agreement
     ---------------------

     In connection with the Hardy Acquisition, on January 16, 2003, the Company, the U.S. subsidiaries of the Company (excluding certain inactive subsidiaries) and Canandaigua Limited ("Guarantors"), JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Lenders") entered into a new credit agreement, which was subsequently amended and restated on March 19, 2003 (the "2003 Credit Agreement"). The 2003 Credit Agreement provides for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on the fifth anniversary of the first date on which the Lenders' obligation to make loans under the 2003 Credit Agreement commences.

     The required annual repayments of the Tranche A Term Loan facility is $40.0 million in Fiscal 2004 and increases by $20.0 million each year through fiscal 2008. The required annual repayments of the Tranche B Term Loan, which is backend loaded, is $10.0 million in Fiscal 2004 and increases to $400.0 million in fiscal 2009.

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2003 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.75% and 2.75%. The initial LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 2.25%, while the initial LIBOR margin on the Tranche B Term Loan facility is 2.75%.

     The Company's obligations are guaranteed by the Guarantors and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of Canandaigua Limited, Matthew Clark plc, Hardy, Constellation Australia Pty Limited and certain other foreign subsidiaries of the Company. In addition, under certain circumstances, the Company and the Guarantors are required to pledge certain of their assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the 2003 Credit Agreement.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio.

     The Company used the proceeds of the Tranche A Term Loan facility, the Tranche B Term Loan facility and a portion of the Revolving Credit facility under the 2003 Credit Agreement to payoff its obligations under the 2000 Credit Agreement, to fund a portion of the cash required to pay the Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company intends to use the remaining availability under the 2003 Credit Agreement to fund its working capital needs on an ongoing basis.

     Bridge Agreement
     ----------------

     On January 16, 2003, the Company, the Guarantors, JPMorgan Chase Bank, as a lender and Administrative Agent, and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Bridge Lenders") entered into a bridge loan agreement which was amended and restated as of March 26, 2003, containing commitments of the Bridge Lenders to make bridge loans (the "Bridge Loans") of up to, in the aggregate, $450.0 million (the "Bridge Agreement"). On April 9, 2003, the Company used $400.0 million of the Bridge Loans to fund a portion of the cash required to pay the former Hardy shareholders. The Bridge Loans are due on the first anniversary of the date of the funding of the Bridge Loans ("Bridge Loan Maturity Date"). The rate of interest payable on the Bridge Loans is equal to LIBOR plus a margin. The initial margin on the Bridge Loans is 3.75%.

     If the Bridge Loans are not repaid on the Bridge Loan Maturity Date, the Bridge Lenders have committed to make certain term loans in an amount corresponding to the then-outstanding amount of the Bridge Loans ("Term Loans"). The Term Loans are due on the seventh anniversary of the date on which the Bridge Loans are funded ("Term Loan Maturity Date"). The rate of interest payable on the Term Loans is equal to LIBOR plus a margin. If the Term Loans are not repaid on the date that is three months after the Bridge Loan Maturity Date, then the margin will increase on a quarterly basis thereafter until the Term Loans are refinanced, exchanged or otherwise repaid in full. The rate of interest payable on any of the Bridge Loans or the Term Loans is capped at 11.50% ("Rate Cap").

     The Lenders have the right to exchange on or after the Bridge Loan Maturity Date all or a portion of their respective Bridge Loans or Term Loans for notes ("Exchange Notes") that will be issued pursuant to an indenture to be entered into among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and an indenture trustee on behalf of the holders of the Exchange Notes. The Exchange Notes indenture will be in a form to be agreed between the Company and the Administrative Agent and will contain terms and a final maturity date that are substantially consistent with the terms and the maturity date of the Term Loans. The Exchange Notes will bear interest at a fixed rate as determined by the exchanging holder that will not exceed the Rate Cap.

     The Guarantors have guaranteed the Company's obligations under the Bridge Agreement.

     The Company and the Guarantors have made certain representations and warranties in the Bridge Agreement which are substantially the same as the representations and warranties in the 2003 Credit Agreement. The Bridge Agreement also contains covenants and events of default that are similar to the covenants and events of default in the indentures pursuant to which the Company issued its senior notes and senior subordinated notes.

     SENIOR NOTES

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "August 1999 Senior Notes"). Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1. The August 1999 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The August 1999 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The August 1999 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     On November 17, 1999, the Company issued (pound) 75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time.  The  Sterling  Senior  Notes  are  unsecured  senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound) 75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the
Sterling Senior Notes. In October 2000, the Company exchanged (pound) 74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound) 74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes.

As of February 28, 2003, the Company had outstanding (pound) 1.0 million ($1.6 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued (pound) 80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound) 79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound) 78.8 million, or $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its then existing senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. As of February 28, 2003, the Company had outstanding (pound) 154.0 million ($241.7 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

     On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The net proceeds of the offering ($197.0 million) were used to partially fund the acquisition of the Turner Road Vintners Assets. Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15. The February 2001 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The February 2001 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The February 2001 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the "February 2001 Series B Senior Notes") for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes.

     SENIOR SUBORDINATED NOTES

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 ("January 2002 Senior Subordinated Notes"). The net proceeds of the offering ($247.2 million) were used primarily to repay the Company's $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003. In connection with this repayment, the Company incurred an extraordinary loss of $2.6 million ($1.6 million, net of income taxes of $1.0 million) related to the write-off of the remaining deferred financing costs and unamortized discount. The remaining net proceeds of the offering were used to repay a portion of the outstanding indebtedness under the Company's then existing senior credit facility. Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002

Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following table sets forth information about the Company's long-term contractual obligations outstanding at February 28, 2003. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company's consolidated financial statements. See Note 9 and Note 14 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for detailed discussion of items noted in the table below.


                                                        PAYMENTS DUE BY PERIOD
                                -----------------------------------------------------------------------
                                                Less than                                      After
                                   Total         1 year        1-3 years      3-5 years       5 years
                                -----------    -----------    -----------    -----------    -----------
(in thousands)
Contractual obligations
-----------------------
Notes payable to banks          $     2,623    $     2,623    $      -       $      -       $      -
Long-term debt (excluding
  unamortized discount)           1,248,799         67,682         81,081        404,400        695,636
Capital lease obligations            14,590          3,582          5,870          3,465          1,673
Operating leases                    192,898         24,612         39,992         28,229        100,065
Unconditional purchase
  obligations                       605,748        176,412        242,104        119,827         67,405
                                -----------    -----------    -----------    -----------    -----------
    Total contractual cash
      obligations               $ 2,064,658    $   274,911    $   369,047    $   555,921    $   864,779
                                ===========    ===========    ===========    ===========    ===========

     The above table includes the payments due by period as of February 28, 2003, and includes the required payments under the then existing 2000 Credit Agreement. Subsequent to February 28, 2003, the Company drew down $8.0 million in revolving debt and $1,200.0 million in term loan debt under the 2003 Credit Agreement and $400.0 million under the Bridge Agreement. The Company used these proceeds to payoff the Company's obligations under the 2000 Credit Agreement, to fund the cash required to pay the Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. Consequently, the following table gives the payments due by period taking into account these changes:


                                                        PAYMENTS DUE BY PERIOD
                                -----------------------------------------------------------------------
                                                Less than                                      After
                                   Total         1 year        1-3 years      3-5 years       5 years
                                -----------    -----------    -----------    -----------    -----------
(in thousands)
Contractual obligations
-----------------------
Notes payable to banks          $     8,623    $     8,623    $      -       $      -       $      -
Long-term debt (excluding
  unamortized discount)           2,303,436         50,600        677,800        879,400        695,636
Capital lease obligations            14,590          3,582          5,870          3,465          1,673
Operating leases                    192,898         24,612         39,992         28,229        100,065
Unconditional purchase
  obligations                       605,748        176,412        242,104        119,827         67,405
                                -----------    -----------    -----------    -----------    -----------
    Total contractual cash
      obligations               $ 3,125,295    $   263,829    $   965,766    $ 1,030,921    $   864,779
                                ===========    ===========    ===========    ===========    ===========

     In addition, in connection with the formation of the Company's joint venture, PWP, in July 2001, the Company transferred certain of its vineyard lease and vineyard management agreements to PWP. The agreements have terms that expire between 2012 and 2026. The Company guaranteed PWP's payment and performance under these agreements. The estimated maximum amount of the Company's exposure is $42.6 million in undiscounted future payments. The Company has not recorded a liability for these guarantees and does not have any collateral from PWP.

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

CAPITAL EXPENDITURES

     During Fiscal 2003, the Company incurred $71.6 million for capital expenditures, including $7.0 million related to vineyards. The Company plans to spend approximately $120 million for capital expenditures, exclusive of vineyards, in Fiscal 2004. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See "Business - Sources and Availability of Raw Materials" under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

RELATED PARTIES

     Agustin Francisco Huneeus, the executive in charge of the Fiscal 2003 Fine Wine segment, along with other members of his immediate family, through various family owned entities (the "Huneeus Interests") engaged in certain transactions with the Fine Wine segment during each of the three years in the period ended February 28, 2003. The Huneeus Interests engage the Fine Wine segment as the exclusive distributor of its Quintessa wines under a long-term contract; sell grapes to the Fine Wine segment pursuant to existing long-term contracts; lease a vineyard consisting of 67 acres to the Fine Wine segment pursuant to a 5-year lease contract; participate as partners with the Fine Wine segment in the ownership and operation of a winery and vineyards in Chile; and render brand management and other consulting and advisory services in the United States and internationally to the Fine Wine segment and the Company. Total amounts to the Huneeus Interests pursuant to these transactions and arrangements totaled $6.5 million, $4.8 million, and $5.0 million for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively. In addition, the Fine Wine segment performs certain wine processing services for the Huneeus Interests. Total fees earned from the Huneeus Interests to the Fine Wine segment for these services totaled $0.2 million, $0.4 million, and $0.6 million for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively. As of February 28, 2003, and February 28, 2002, the net amounts due to/from the Huneeus Interests under these agreements are insignificant.

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

CRITICAL ACCOUNTING POLICIES

     The  Company's  significant accounting policies are more fully described in
Note 1 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company's accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by the Company's management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company's historical experience, the Company's observance of trends in the industry, information provided by the Company's customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company's business. The Company's critical accounting policies include:

     - Accounting for promotional activities. Gross sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. If assumptions included in the Company's estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which would have a material adverse impact on the Company's financial statements. Promotional costs were $231.6 million, $223.9 million and $178.5 million for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

     - Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If the future demand for the Company's products is less favorable than the Company's forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company's financial statements.

     - Accounting for business combinations. The acquisition of businesses is an important element of the Company's strategy. Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company's financial statements. For example, the Company's acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

     - Impairment of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist primarily of trademarks as well as distributor and agency relationships. The Company is required to analyze its goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets or reporting unit and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of the assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company's financial statements.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. As required, the Company adopted SFAS No. 143 on March 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 were effective for fiscal years beginning March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the provisions rescinding SFAS No. 4 will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of Fiscal 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million).

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends Statement of Financial
Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Lastly, SFAS No. 148 amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company has adopted the disclosure provisions of SFAS No. 148 for the fiscal year ended February 28, 2003. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN No. 46 requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. Since the Company has no transactions with variable interest entities, the Company does not expect the adoption of FIN No. 46 in its entirety to have a significant impact on the Company's financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For these issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently assessing the financial impact of SFAS No. 149 on its financial statements.

           CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including the statements under Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's business strategy, future financial position, prospects, plans and objectives of management, as well as information concerning expected actions of third parties are forward-looking statements. When used in this Annual Report on Form 10-K, the words "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company's forward-looking statements contained in this Annual Report on Form 10-K are as follows:

THE COMPANY'S INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL HEALTH.

     The Company has incurred substantial indebtedness to finance its acquisitions and may incur substantial additional indebtedness in the future to finance further acquisitions or for other purposes. The Company's ability to satisfy its financial obligations under the Company's indebtedness outstanding from time to time will depend upon the Company's future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Therefore, there can be no assurance that the Company's cash flow from operations will be sufficient to meet all of its debt service requirements and to fund its capital expenditure requirements.

     The Company's current and future debt service obligations and covenants could have important consequences. Such consequences include, or may include, the following:

     - the Company's ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;

     - a significant portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations, expansion or distributions;

     - the Company is subject to restrictive covenants that could limit its ability to conduct its business; and

     - the Company may be more vulnerable to adverse economic conditions than less leveraged competitors and, thus, may be limited in its ability to withstand competitive pressures.

     The restrictive covenants included in the Company's senior credit facility, its bridge loan agreement and its indentures include, among others, restrictions in relation to additional borrowings, the sale of assets, changes of control, the payment of dividends, transactions with affiliates, the making of investments and certain other fundamental changes. The senior credit facility and the bridge loan agreement also contain restrictions on acquisitions and certain financial ratio tests including a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. These restrictions could limit the Company's ability to conduct business. A failure to comply with the obligations contained in the senior credit facility, the bridge loan agreement, its indentures or in follow-on financings could result in an event of default under such agreements, which could require the Company to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.

THE COMPANY'S ACQUISITION OR JOINT VENTURE STRATEGIES MAY NOT BE SUCCESSFUL.

     The Company has made a number of mergers and acquisitions, including the recent acquisitions of Hardy, Ravenswood, the Turner Road Vintners Assets, and the Corus Assets, and anticipates that it may, from time to time, acquire additional businesses, assets or securities of companies that the Company believes would provide a strategic fit with its business. In addition, the Company has entered joint ventures and may enter into additional joint ventures. Acquired businesses will need to be integrated with the Company's existing operations. There can be no assurance that the Company will effectively assimilate the business or product offerings of acquired companies into its business or product offerings. Acquisitions are accompanied by risks such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the Company's business and the diversion of management time and attention. The Company shares control of its existing joint ventures and may not have majority interest or control of future joint ventures, and, therefore, there is the risk that the Company's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company. There is also risk that the Company's joint venture partners may be unable to meet their economic or other obligations and that the Company may be required to fulfill those obligations alone. The
Company's failure or the failure of an entity in which the Company has a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     The Company is in a highly competitive industry and the dollar amount and unit volume of its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of the Company's wholesale customers, retailers or consumers to purchase competitive products instead of the Company's products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company's products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their supply of, or consumer demand for, the Company's products. The Company could also experience higher than expected selling, general and administrative expenses if the

Company finds it necessary to increase the number of its personnel or advertising or promotional expenditures to maintain its competitive position or for other reasons.

INCREASE IN EXCISE TAXES AND GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     In the United States, the United Kingdom, Australia and other countries in which the Company operates, the Company is subject to imposition of excise taxes and other taxes on beverage alcohol products in varying amounts which have been subject to change. In addition, the beverage alcohol products industry is
subject  to   extensive  regulation  by  federal,  state,  local   and   foreign
governmental agencies. For example, in the United States, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury and the various state liquor authorities regulate such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state regulations also require warning labels and signage.

     Increases in excise taxes on beverage alcohol products in the United States, the United Kingdom or Australia, if enacted, could materially and adversely affect the Company's financial condition or results of operations. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on the Company's financial condition or results of operations.

THE COMPANY RELIES ON THE PERFORMANCE OF WHOLESALE DISTRIBUTORS, MAJOR RETAILERS AND CHAINS FOR THE SUCCESS OF ITS BUSINESS.

     In the United States, the Company sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. In the United Kingdom and Australia, the Company sells its products principally to wholesalers and directly to major retailers and chains. The replacement or poor performance of the Company's major wholesalers, retailers and chains, or the Company's inability to collect accounts receivable from the Company's major wholesalers, retailers and chains could materially and adversely affect the Company's results of operations and financial condition. Distribution channels for beverage alcohol products have been consolidating in recent years. In addition, wholesalers and retailers of the Company's products offer products which compete directly with the Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that wholesalers or retailers may give higher priority to products of the Company's competitors. In the future, the Company's wholesalers and retailers may not continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

THE  COMPANY'S  BUSINESS   COULD  BE  ADVERSELY  AFFECTED  BY  DECLINES  IN  THE
CONSUMPTION  OF  PRODUCTS  THE  COMPANY  SELLS.

     Although since 1995 there have been modest increases in consumption of beverage alcohol in most of the Company's product categories, there have been periods in the past few decades in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the Company's product categories could occur in the future due to a variety of factors, including:

     -    a general decline or lack of improvement in economic conditions;

     -    increased   concern   about  the  health  consequences   of  consuming
          beverage alcohol products and about drinking and driving;

     - a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;

     -    increased activity of anti-alcohol consumer groups; and

     -    increased federal, state or foreign excise taxes.

THE COMPANY GENERALLY PURCHASES RAW MATERIALS UNDER SHORT-TERM SUPPLY CONTRACTS AND THE COMPANY IS SUBJECT TO SUBSTANTIAL PRICE FLUCTUATIONS FOR GRAPES AND GRAPE-RELATED MATERIALS; THE COMPANY HAS A LIMITED GROUP OF SUPPLIERS OF GLASS BOTTLES.

     The Company's business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. The Company could experience raw material supply, production or shipment difficulties that could adversely affect the Company's ability to supply goods to its customers. The Company is also directly affected by increases in the costs of such raw materials. In the past, the Company has experienced dramatic increases in the cost of grapes. Although the Company believes it has adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, the Company could experience shortages. In addition, one of the Company's largest components of cost of goods sold is that of glass bottles, which, in the United States and Australia, have only a small number of producers. Currently, substantially all of the Company's glass container requirements for its United States operations are supplied by one producer and substantially all of the Company's glass container requirements for its Australian operations are supplied by another producer. The inability of any of the Company's glass bottle suppliers to satisfy its requirements could adversely affect the Company's business.

THE COMPANY'S GLOBAL OPERATIONS SUBJECT IT TO RISKS RELATED TO CURRENCY RATE FLUCTUATIONS AND GEOPOLITICAL UNCERTAINTY.

     The Company has operations in different countries and, therefore, is subject to the risks associated with currency fluctuations. Subsequent to the Hardy Acquisition, the Company's exposure to foreign currency risk has increased significantly as a result of having additional international subsidiaries in Australia, New Zealand and France. The Company could experience changes in its ability to obtain or hedge against fluctuations in exchange rates. The Company could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may affect the Company's results, especially to the extent these matters, or the decisions, policies or economic strength of the Company's suppliers, affect the Company's global operations or imported beer products.

THE COMPANY HAS A MATERIAL AMOUNT OF GOODWILL, AND IF THE COMPANY IS REQUIRED TO WRITE DOWN GOODWILL DUE TO IMPAIRMENT, IT WOULD REDUCE THE COMPANY'S NET INCOME, WHICH IN TURN COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     As of February 28, 2003, goodwill represented approximately $722.2 million, or 22.6% of the Company's total assets. It is expected that this balance will increase once the allocation of the purchase price for the Hardy Acquisition is completed. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. The Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," in its entirety, on March 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but instead is subject to a periodic impairment evaluation based on the fair value of the reporting unit. Reductions in the Company's net income caused by a write-down of goodwill could materially and adversely affect the Company's results of operations.

THE TERMINATION OR NON-RENEWAL OF IMPORTED BEER DISTRIBUTION AGREEMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products and are subject to renewal from time to time. The Company's agreements to distribute Corona Extra and its other Mexican beer brands in 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain personnel and other terms of the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or its subsidiaries involved in importing the Mexican beer brands, or changes in the chief executive officer of such subsidiaries, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. Prior to their expiration, all of the Company's imported beer distribution agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes that it is currently in compliance with all of its material imported beer distribution agreements. From time to time the Company has failed, and may in the future fail, to satisfy certain performance criteria in the Company's distribution agreements. It is possible that the Company's beer distribution agreements may not be renewed or may be terminated prior to expiration.

THE COMPANY'S PRIOR YEARS' FINANCIAL STATEMENTS WERE AUDITED BY ARTHUR ANDERSEN LLP.

     The Company's consolidated financial statements for the years ended February 28, 2002, and February 28, 2001, were audited by Arthur Andersen LLP, independent public accountants. On August 31, 2002, Arthur Andersen LLP ceased to practice before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of a copy of its previously issued audit report in this Form 10-K. As a result, holders of the Company's securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by holders of the Company's securities that might arise under federal securities laws or otherwise with respect to the audit report of Arthur Andersen LLP.

                          --------------------------


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

     The fair value of long-term debt is subject to interest rate risk. Generally, the fair value of long-term debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt, including current maturities, was $1,400.8 million and $1,407.4 million at February 28, 2003, and February 28, 2002, respectively. A hypothetical 1% increase from prevailing interest rates at February 28, 2003, and February 28, 2002, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $151.3 million and $57.6 million, respectively.

     Also, a hypothetical 1% increase from prevailing interest rates at February 28, 2003, and February 28, 2002, would result in an approximate increase in cash required for interest on variable interest rate debt during the next five fiscal years as follows:

                          February 28,    February 28,
                              2003            2002
                          ------------    ------------
         2003             N/A             $2.5 million
         2004             $1.1 million    $1.7 million
         2005             $0.3 million    $0.7 million
         2006             $ -             $ -
         2007             $ -             $ -
         2008             $ -             N/A

     The Company has on occasion entered into interest rate swap agreements to reduce its exposure to interest rate changes relative to its long-term debt. At February 28, 2003, and February 28, 2002, the Company had no interest rate swap agreements outstanding.

     At February 28, 2003, the Company has exposure to foreign currency risk as a result of having international subsidiaries in the United Kingdom and Canada. For the Company's operations in the United Kingdom, the Company uses local currency borrowings to hedge its earnings and cash flow exposure to adverse changes in foreign currency exchange rates. At February 28, 2003, management believes that a hypothetical 10% adverse change in foreign currency exchange rates would not result in a material adverse impact on either earnings or cash flow. The Company also has exposure to foreign currency risk as a result of contracts to purchase inventory items that are denominated in various foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations resulting from these contracts, the Company periodically enters into foreign exchange hedging agreements. At February 28, 2003, and February 28, 2002, the potential loss on outstanding foreign exchange hedging agreements from a hypothetical 10% adverse change in foreign currency exchange rates would not be material.

     Subsequent to the Hardy Acquisition, the Company's exposure to foreign currency risk has increased significantly as a result of having additional international subsidiaries in Australia, New Zealand and France. The Company also has exposure to foreign currency risk as a result of Hardy's significant international sales that are denominated in various foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations resulting from these sales, the Company's involvement with derivative financial instruments will increase proportionately.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------


                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                FEBRUARY 28, 2003
                                -----------------


The  following  information  is  presented  in  this Annual Report on Form 10-K:

                                                                            Page
                                                                            ----
     Report of Independent Public Accountants - KPMG LLP                     43
     Report of Independent Public Accountants - Arthur Andersen LLP          44
     Consolidated Balance Sheets - February 28,2003, and
          February 28, 2002                                                  45
     Consolidated Statements of Income for the years ended
          February 28, 2003, February 28, 2002, and February 28, 2001        46
     Consolidated  Statements of Changes in Stockholders' Equity
          for the years ended February 28, 2003, February 28, 2002,
          and February 28, 2001                                              47
     Consolidated Statements of Cash Flows for the years ended
          February 28, 2003, February 28, 2002, and February 28, 2001        48
     Notes to Consolidated Financial Statements                              49
     Selected Quarterly Financial Information (unaudited)                    88

Parent company only financial statements of the Registrant have been omitted because the Registrant is primarily an operating company and no subsidiary included in the consolidated financial statements has minority equity interest and/or noncurrent indebtedness, not guaranteed by the Registrant, in excess of 5% of total consolidated assets.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the February 28, 2003 consolidated financial statements of Constellation Brands, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The February 28, 2002 and 2001 consolidated financial statements of Constellation Brands, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revisions described in Notes 1 and 2 to the consolidated financial statements, in their report dated April 9, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the accompanying consolidated balance sheet of Constellation Brands, Inc. and subsidiaries as of February 28, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended February 28, 2002 and 2001 were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of March 1, 2002. In our opinion these disclosures for 2002 and 2001 in Note 2 are appropriate. Additionally, as described in Note 2, the consolidated statements of income for the years ended February 28, 2002 and 2001 have been revised to reflect reclassifications of certain consumer and trade promotional expenses as required by Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-9), which was also adopted by the Company as of March 1, 2002 and, as described in Note 1, the proforma disclosures of net income and earnings per common share related to stock-based compensation for the years ended February 28, 2002 and 2001 have been adjusted from the amounts originally reported. We audited the adjustments that were applied to restate the 2002 and 2001 consolidated financial statements for the adoption of EITF 01-9 and to restate the disclosure of amounts of pro forma net income and earnings per share related to stock-based compensation for the years ended February 28, 2002 and 2001. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the February 28, 2002 and 2001 consolidated financial statements of Constellation Brands, Inc. and subsidiaries, other than with respect to such disclosures and adjustments; accordingly, we do not express an opinion or any other form of assurance on the February 28, 2002 and 2001 consolidated financial statements taken as a whole.

                                 /s/ KPMG LLP

Rochester, New York
April 9, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. AS DESCRIBED IN NOTE 2 TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY ADOPTED THE PROVISIONS OF EMERGING ISSUES TASK FORCE ISSUE NO. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER, WHICH REQUIRES RECLASSIFICATION OF CERTAIN CONSUMER AND TRADE PROMOTIONAL EXPENSES IN CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001. ALSO, IN THE YEAR ENDED FEBRUARY 28, 2003, THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS NO.
142). INCLUDED IN NOTE 2 ARE TRANSITIONAL DISCLOSURES FOR FISCAL 2002 AND FISCAL 2001 THAT ARE REQUIRED BY SFAS NO. 142. ALSO, THE COMPANY ADJUSTED THE PROFORMA DISCLOSURE OF NET INCOME AND EARNINGS PER COMMON SHARE RELATED TO STOCK-BASED COMPENSATION FOR THE YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001, INCLUDED IN NOTE 1, FROM THE AMOUNTS ORIGINALLY REPORTED. THE ARTHUR ANDERSEN LLP REPORT DOES NOT EXTEND TO THESE CHANGES IN THE 2002 AND 2001 CONSOLIDATED FINANCIAL STATEMENTS. THE TRANSITIONAL DISCLOSURES IN AND THE ADJUSTMENTS TO THE FISCAL 2002 AND FISCAL 2001 CONSOLIDATED FINANCIAL STATEMENTS WERE REPORTED ON BY KPMG LLP AS STATED IN THEIR REPORT APPEARING HEREIN.


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

                                       /s/ Arthur Andersen LLP


Rochester, New York
April 9, 2002

                      CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share and per share data)

                                                          February 28,      February 28,
                                                              2003              2002
                                                          ------------      ------------
                ASSETS
                ------
CURRENT ASSETS:
  Cash and cash investments                               $     13,810      $      8,961
  Accounts receivable, net                                     399,095           383,922
  Inventories, net                                             819,912           777,586
  Prepaid expenses and other                                    97,284            60,779
                                                          ------------      ------------
    Total current assets                                     1,330,101         1,231,248
PROPERTY, PLANT AND EQUIPMENT, net                             602,469           578,764
GOODWILL                                                       722,223           668,083
INTANGIBLE ASSETS, net                                         382,428           425,987
OTHER ASSETS                                                   159,109           165,303
                                                          ------------      ------------
  Total assets                                            $  3,196,330      $  3,069,385
                                                          ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                  $      2,623      $     54,775
  Current maturities of long-term debt                          71,264            81,609
  Accounts payable                                             171,073           153,433
  Accrued excise taxes                                          36,421            60,238
  Other accrued expenses and liabilities                       303,827           245,155
                                                          ------------      ------------
    Total current liabilities                                  585,208           595,210
                                                          ------------      ------------
LONG-TERM DEBT, less current maturities                      1,191,631         1,293,183
                                                          ------------      ------------
DEFERRED INCOME TAXES                                          145,239           163,146
                                                          ------------      ------------
OTHER LIABILITIES                                               99,268            62,110
                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at February 28, 2003,
    and February 28, 2002                                         -                 -
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 81,435,135 shares at
    February 28, 2003, and 79,309,174 shares
    at February 28, 2002                                           814               793
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,578,490 shares at
    February 28, 2003, and 14,608,390 shares
    at February 28, 2002                                           146               146
  Additional paid-in capital                                   469,724           431,216
  Retained earnings                                            795,525           592,219
  Accumulated other comprehensive loss                         (59,257)          (35,222)
                                                          ------------      ------------
                                                             1,206,952           989,152
                                                          ------------      ------------
  Less - Treasury stock-
  Class A Common Stock, 2,749,384 shares at
    February 28, 2003, and 2,895,526 shares at
    February 28, 2002, at cost                                 (29,610)          (31,159)
  Class B Convertible Common Stock, 2,502,900 shares
    at February 28, 2003, and February 28, 2002, at cost        (2,207)           (2,207)
                                                          ------------      ------------
                                                               (31,817)          (33,366)
                                                          ------------      ------------
  Less - Unearned compensation - restricted stock awards          (151)              (50)
                                                          ------------      ------------
    Total stockholders' equity                               1,174,984           955,736
                                                          ------------      ------------
  Total liabilities and stockholders' equity              $  3,196,330      $  3,069,385
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


                         CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands, except per share data)

                                                                 For the Years Ended
                                                    ----------------------------------------------
                                                     February 28,    February 28,    February 28,
                                                         2003            2002            2001
                                                    --------------  --------------  --------------


GROSS SALES                                         $    3,583,082  $    3,420,213  $    2,983,629
  Less - Excise taxes                                     (851,470)       (813,455)       (757,609)
                                                    --------------  --------------  --------------
    Net sales                                            2,731,612       2,606,758       2,226,020
COST OF PRODUCT SOLD                                    (1,970,897)     (1,911,598)     (1,647,081)
                                                    --------------  --------------  --------------
    Gross profit                                           760,715         695,160         578,939
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              (350,993)       (352,679)       (308,071)
RESTRUCTURING CHARGES                                       (4,764)           -               -
                                                    --------------  --------------  --------------
    Operating income                                       404,958         342,481         270,868
GAIN ON CHANGE IN FAIR VALUE OF
  DERIVATIVE INSTRUMENTS                                    23,129            -               -
EQUITY IN EARNINGS OF JOINT VENTURE                         12,236           1,667            -
INTEREST EXPENSE, net                                     (105,387)       (114,189)       (108,631)
                                                    --------------  --------------  --------------
    Income before income taxes                             334,936         229,959         162,237
PROVISION FOR INCOME TAXES                                (131,630)        (91,984)        (64,895)
                                                    --------------  --------------  --------------
    Income before extraordinary item                       203,306         137,975          97,342
EXTRAORDINARY ITEM, net of income taxes                       -             (1,554)           -
                                                    --------------  --------------  --------------
NET INCOME                                          $      203,306  $      136,421  $       97,342
                                                    ==============  ==============  ==============


SHARE DATA:
Earnings per common share:
  Basic:
  Income before extraordinary item                  $         2.26  $         1.62  $         1.33
  Extraordinary item, net of income taxes                     -              (0.02)           -
                                                    --------------  --------------  --------------
  Earnings per common share - basic                 $         2.26  $         1.60  $         1.33
                                                    ==============  ==============  ==============

  Diluted:
  Income before extraordinary item                  $         2.19  $         1.57  $         1.30
  Extraordinary item, net of income taxes                     -              (0.02)           -
                                                    --------------  --------------  --------------
  Earnings per common share - diluted               $         2.19  $         1.55  $         1.30
                                                    ==============  ==============  ==============

Weighted average common shares outstanding:
  Basic                                                     89,856          85,505          73,446
  Diluted                                                   92,746          87,825          74,751


SUPPLEMENTAL DATA RESTATED FOR
  EFFECT OF SFAS NO. 142:
    Adjusted operating income                       $      404,958  $      369,780  $      290,372
                                                    ==============  ==============  ==============
    Adjusted income before extraordinary item       $      203,306  $      156,921  $      111,635
                                                    ==============  ==============  ==============
    Adjusted net income                             $      203,306  $      155,367  $      111,635
                                                    ==============  ==============  ==============

    Adjusted earnings per common share:
      Basic:
        Income before extraordinary item            $         2.26  $         1.84  $         1.52
                                                    ==============  ==============  ==============
        Earnings per common share - basic           $         2.26  $         1.82  $         1.52
                                                    ==============  ==============  ==============
      Diluted:
        Income before extraordinary item            $         2.19  $         1.79  $         1.49
                                                    ==============  ==============  ==============
        Earnings per common share - diluted         $         2.19  $         1.77  $         1.49
                                                    ==============  ==============  ==============

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


                                          CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (in thousands, except share data)

                                                                               Accumulated
                                       Common Stock    Additional                Other
                                     ----------------    Paid-in    Retained  Comprehensive  Treasury     Unearned
                                     Class A  Class B    Capital    Earnings      Loss         Stock    Compensation    Total
                                     -------  -------  ----------  ---------  -------------  ---------  ------------  ----------


BALANCE, February 29, 2000           $   728  $   150  $  247,291  $ 358,456  $      (4,149) $ (81,636) $       -     $  520,840
Comprehensive income:
  Net income for Fiscal 2001            -        -           -        97,342           -          -             -         97,342
  Foreign currency translation
    adjustments                         -        -           -          -           (21,855)      -             -        (21,855)
                                                                                                                      ----------
Comprehensive income                                                                                                      75,487
Conversion of 177,052 Class B
  Convertible Common shares to
  Class A Common shares                    2       (2)       -          -              -          -             -           -
Exercise of 1,859,136 Class A
  stock options                           19     -         13,811       -              -          -             -         13,830
Employee stock purchases of 147,776
  treasury shares                       -        -          1,389       -              -           158          -          1,547
Acceleration of 63,500 Class A
  stock options                         -        -            179       -              -          -             -            179
Issuance of 15,100 restricted
  Class A Common shares                 -        -            201       -              -          -             (201)       -
Amortization of unearned restricted
  stock compensation                    -        -           -          -              -          -               50          50
Tax benefit on Class A stock
  options exercised                     -        -          4,256       -              -          -             -          4,256
Tax benefit on disposition of
  employee stock purchases              -        -             28       -              -          -             -             28
Other                                   -        -             51       -              -          -             -             51
                                     -------  -------  ----------  ---------  -------------  ---------  ------------  ----------

BALANCE, February 28, 2001               749      148     267,206    455,798        (26,004)   (81,478)         (151)    616,268
Comprehensive income:
  Net income for Fiscal 2002            -        -           -       136,421           -          -             -        136,421
  Other comprehensive (loss) income,
    net of tax:
      Foreign currency translation
        adjustments                     -        -           -          -            (9,239)      -             -         (9,239)
      Unrealized gain on cash
        flow hedges:
          Net derivative gains, net
            of tax effect of $105       -        -           -          -               212       -             -            212
          Reclassification
            adjustments, net of tax
            effect of $92               -        -           -          -              (191)      -             -           (191)
                                                                                                                      ----------
      Unrealized gain on cash
        flow hedges                                                                                                           21
                                                                                                                      ----------
  Other comprehensive loss,
    net of tax                                                                                                            (9,218)
                                                                                                                      ----------
Comprehensive income                                                                                                     127,203
Conversion of 196,798 Class B
  Convertible Common shares to
  Class A Common shares                    2       (2)       -          -              -          -             -           -
Exercise of 4,234,440 Class A
  stock options                           42     -         45,602       -              -          -             -         45,644
Employee stock purchases of 120,674
  treasury shares                       -        -            639       -              -         1,347          -          1,986
Amortization of unearned restricted
  stock compensation                    -        -           -          -              -          -              101         101
Issuance of 9,385,000 treasury
  shares, net of fees                   -        -        104,714       -              -        46,765          -        151,479
Tax benefit on Class A
  stock options exercised               -        -         12,836       -              -          -             -         12,836
Tax benefit on disposition of
  employee stock purchases              -        -             65       -              -          -             -             65
Other                                   -        -            154       -              -          -             -            154
                                     -------  -------  ----------  ---------  -------------  ---------  ------------  ----------

BALANCE, February 28, 2002               793      146     431,216    592,219        (35,222)   (33,366)          (50)    955,736
Comprehensive income:
  Net income for Fiscal 2003            -        -           -       203,306           -          -             -        203,306
  Other comprehensive (loss) income,
    net of tax:
      Foreign currency translation
        adjustments                     -        -           -          -            18,521       -             -         18,521
      Reclassification adjustments
        for net derivative gains,
        net of tax effect of $13        -        -           -          -               (21)      -             -            (21)
      Minimum pension liability
        adjustment, net of tax
        effect of $18,681               -        -           -          -           (42,535)      -             -        (42,535)
                                                                                                                      ----------
  Other comprehensive loss,
    net of tax                                                                                                           (24,035)
                                                                                                                      ----------
Comprehensive income                                                                                                     179,271
Conversion of 29,900 Class B
  Convertible Common shares to
  Class A Common shares                 -        -           -          -              -          -             -           -
Exercise of 2,096,061 Class A
  stock options                           21     -         28,148       -              -          -             -         28,169
Employee stock purchases of 139,062
  treasury shares                       -        -          1,410       -              -         1,475          -          2,885
Issuance of 7,080 restricted
  Class A Common shares                 -        -            127       -              -            74          (201)       -
Amortization of unearned restricted
  stock compensation                    -        -           -          -              -          -              100         100
Tax benefit on Class A
  stock options exercised               -        -          8,440       -              -          -             -          8,440
Tax benefit on disposition of
  employee stock purchases              -        -             74       -              -          -             -             74
Other                                   -        -            309       -              -          -             -            309
                                     -------  -------  ----------  ---------  -------------  ---------  ------------  ----------

BALANCE, February 28, 2003           $   814  $   146  $  469,724  $ 795,525  $     (59,257) $ (31,817) $       (151) $1,174,984
                                     =======  =======  ==========  =========  =============  =========  ============  ==========

             The accompanying notes to consolidated financial statements are an integral part of these statements.


                                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                             For the Years Ended
                                                                  ------------------------------------------
                                                                  February 28,   February 28,   February 28,
                                                                      2003           2002           2001
                                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $    203,306   $    136,421   $     97,342

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                     54,147         51,873         44,613
      Deferred tax provision                                            21,050          3,675          6,677
      Loss on sale of assets and restructuring charges                   7,263            324          2,356
      Amortization of goodwill and intangible assets                     5,942         33,531         25,770
      Stock-based compensation expense                                     100            101            280
      Amortization of discount on long-term debt                            60            516            503
      Extraordinary item, net of income taxes                             -             1,554           -
      Gain on change in fair value of derivative instrument            (23,129)          -              -
      Equity in earnings of joint venture                              (12,236)        (1,667)          -
      Change in operating assets and liabilities, net of
        effects from purchases of businesses:
          Accounts receivable, net                                       6,164        (44,804)       (27,375)
          Inventories, net                                             (40,676)       (19,130)       (57,126)
          Prepaid expenses and other current assets                    (11,612)           566         (6,443)
          Accounts payable                                              10,135         19,069        (11,354)
          Accrued excise taxes                                         (25,029)         4,502         26,519
          Other accrued expenses and liabilities                        42,882         30,996          4,333
          Other assets and liabilities, net                             (2,314)        (4,228)        (2,320)
                                                                  ------------   ------------   ------------
            Total adjustments                                           32,747         76,878          6,433
                                                                  ------------   ------------   ------------
            Net cash provided by operating activities                  236,053        213,299        103,775
                                                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (71,575)       (71,148)       (68,217)
  Payment of accrued earn-out amount                                    (1,674)          -              -
  Proceeds from sale of assets                                           1,288         35,815          2,009
  Purchases of businesses, net of cash acquired                           -          (472,832)        (4,459)
  Investment in joint venture                                             -           (77,282)          -
                                                                  ------------   ------------   ------------
            Net cash used in investing activities                      (71,961)      (585,447)       (70,667)
                                                                  ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                (151,134)      (260,982)      (221,908)
  Net (repayment of) proceeds from notes payable                       (51,921)        51,403        (23,615)
  Payment of issuance costs of long-term debt                              (20)        (4,537)        (5,794)
  Exercise of employee stock options                                    28,706         45,027         13,806
  Proceeds from issuance of long-term debt                              10,000        252,539        319,400
  Proceeds from employee stock purchases                                 2,885          1,986          1,547
  Proceeds from equity offerings, net of fees                             -           151,479           -
                                                                  ------------   ------------   ------------
            Net cash (used in) provided by financing activities       (161,484)       236,915         83,436
                                                                  ------------   ------------   ------------

Effect of exchange rate changes on cash and cash investments             2,241         (1,478)        (5,180)
                                                                  ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                     4,849       (136,711)       111,364
CASH AND CASH INVESTMENTS, beginning of year                             8,961        145,672         34,308
                                                                  ------------   ------------   ------------
CASH AND CASH INVESTMENTS, end of year                            $     13,810   $      8,961   $    145,672
                                                                  ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                      $    103,161   $    122,121   $    105,644
                                                                  ============   ============   ============
    Income taxes                                                  $     67,187   $     75,054   $     54,427
                                                                  ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired        $       -      $    617,487   $     15,115
    Liabilities assumed                                                   -          (138,913)       (10,656)
                                                                  ------------   ------------   ------------
    Cash paid                                                             -           478,574          4,459
    Less - cash acquired                                                  -            (5,742)          -
                                                                  ------------   ------------   ------------
    Net cash paid for purchases of businesses                     $       -      $    472,832   $      4,459
                                                                  ============   ============   ============

    Property, plant and equipment contributed to joint venture    $       -      $     30,020   $       -
                                                                  ============   ============   ============


    The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     DESCRIPTION OF BUSINESS -
     Constellation Brands, Inc. and its subsidiaries (the "Company") operate primarily in the beverage alcohol industry. The Company is a leading producer and marketer of beverage alcohol brands, with a broad portfolio of wine, spirits and imported beer. The Company is the largest single-source supplier of these products in the United States ("U.S."), and both a major producer and independent drinks wholesaler in the United Kingdom ("U.K."). In North America, the Company distributes its products through wholesale distributors. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers. Through the Company's U.K. wholesale business, the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants.

     PRINCIPLES OF CONSOLIDATION -
     The consolidated financial statements of the Company include the accounts of Constellation Brands, Inc. and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

     MANAGEMENT'S USE OF ESTIMATES -
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION -
     Sales are recognized when title passes to the customer, which is generally when the product is shipped. Amounts billed to customers for shipping and handling are classified as gross sales. Gross sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates.

     FOREIGN CURRENCY TRANSLATION -
     The "functional currency" for translating the accounts of the Company's operations outside the U.S. is the local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income/loss ("AOCI"). Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expenses.

     CASH INVESTMENTS -
     Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 28, 2003, and February 28, 2002, are not significant.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -
     The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $13.8 million and $10.4 million as of February 28, 2003, and February 28, 2002, respectively. In Fiscal 2003, the allowance for doubtful accounts was increased by $6.1 million for provisions and decreased by $2.7 million primarily for write-offs of uncollectible accounts.

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

     The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows:


                                             February 28, 2003             February 28, 2002
                                         -------------------------    --------------------------
                                           Carrying       Fair          Carrying        Fair
                                            Amount        Value          Amount         Value
                                         -----------   -----------    -----------    -----------
(in thousands)
Assets:
-------
Cash and cash investments                $    13,810   $    13,810    $     8,961    $     8,961
Accounts receivable                      $   399,095   $   399,095    $   383,922    $   383,922
Currency forward contracts               $    35,132   $    35,132    $         6    $         6

Liabilities:
------------
Notes payable to banks                   $     2,623   $     2,623    $    54,775    $    54,775
Accounts payable                         $   171,073   $   171,073    $   153,433    $   153,433
Long-term debt, including
  current portion                        $ 1,262,895   $ 1,400,794    $ 1,374,792    $ 1,407,374
Currency forward contracts               $      -      $      -       $       105    $       105

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     CASH AND CASH INVESTMENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: The carrying amounts approximate fair value due to the short maturity of these instruments.
     NOTES PAYABLE TO BANKS: These instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
     LONG-TERM DEBT: The senior credit facility is subject to variable interest rates which are frequently reset; accordingly, the carrying value of this debt approximates its fair value. The fair value of the remaining long-term debt, which is all fixed rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.
     CURRENCY FORWARD CONTRACTS: The fair value of currency forward contracts is estimated based on quoted market prices.

     DERIVATIVE INSTRUMENTS -
     From time to time, the Company enters into interest rate futures and a variety of currency forward contracts in the management of interest rate risk and foreign currency transaction exposure. The Company has limited involvement with derivative instruments and does not use them for trading purposes. The Company uses derivatives solely to reduce the financial impact of the related risks. Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The cash flows from derivative instruments accounted for as hedges are classified in the same category as the items being hedged. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

     The  use  of  derivative  instruments  exposes  the Company to credit risk.
However, the Company mitigates the credit risk associated with the non-performance of counterparties by using major financial institutions with high credit ratings.

     The Company uses foreign currency exchange agreements to reduce the risk of foreign currency exchange rate fluctuations resulting primarily from contracts to purchase inventory items that are denominated in various foreign currencies. In the past, certain of these derivative contracts have been designated to hedge the exposure to variable cash flows of a forecasted transaction and have been classified as cash flow hedges. As such, the effective portion of the change in the fair value of the derivatives has been recorded each period in the balance sheet in AOCI, and has been reclassified into the statement of income, primarily as a component of cost of product sold, in the same period during which the hedged transaction affects earnings. The currency forward exchange contracts used generally have maturity terms of twelve months or less. If the Company determines that the hedging relationship no longer qualifies as an effective cash flow hedge, then the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in earnings. If hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, then the derivative will continue to be recorded on the balance sheet at its fair value, changes in the fair value will be recorded in earnings, and any amounts previously recorded in AOCI will immediately be recorded in earnings. As of February 28, 2003, the entire balance in AOCI related to cash flow hedges has been reclassified to the statement of income.

     The Company also uses foreign currency exchange agreements to reduce the risk of foreign currency exchange rate fluctuations resulting primarily from recorded accounts payable denominated in various foreign currencies. As these derivative contracts have not been designated as hedging instruments, the resulting gains or losses from changes in the fair value of these agreements which are not significant, are recognized in earnings.

     In connection with the Hardy Acquisition (as defined in Note 23), the Company entered into a foreign currency collar contract in February 2003 to lock in a range for the cost of the acquisition in U.S. dollars. As of February 28, 2003, this derivative instrument had a fair value of $23.1 million. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, this derivative was recorded on the balance sheet at its fair value with the change in the fair value recognized separately on the Company's Consolidated Statements of Income.

     The Company has exposure to foreign currency risk as a result of having international subsidiaries, primarily in the U.K. The Company uses British pound sterling borrowings to hedge a portion of its exposure to adverse changes in foreign currency exchange rates related to its investments in these U.K. subsidiaries. Such borrowings are designated as a hedge of the foreign currency exposure of the net investment in these foreign operations. Accordingly, foreign currency gain or loss on this instrument is reported in AOCI as part of the foreign currency translation adjustments. For years ended February 28, 2003, February 28, 2002, and February 28, 2001, net (losses) gains of ($29.5) million, $5.4 million and $20.0 million, respectively, are included in foreign currency translation adjustments within AOCI.

     INVENTORIES -
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:


                             February 28,   February 28,
                                 2003           2002
                             ------------   ------------
(in thousands)
Raw materials and supplies   $     26,472   $     34,126
In-process inventories            534,073        524,373
Finished case goods               259,367        219,087
                             ------------   ------------
                             $    819,912   $    777,586
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

     The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If the future demand for the Company's products is less favorable than the Company's forecasts, then the value of the inventories may be required to be reduced, which would result in additional expense to the Company and affect its results of operations.

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

     DEPRECIATION -
     Depreciation is computed primarily using the straight-line method over the following estimated useful lives:


                                 Depreciable Life in Years
                                 -------------------------
Land improvements                           15
Vineyards                                   26
Buildings and improvements               10 to 33
Machinery and equipment                   3 to 15
Motor vehicles                            3 to 7

     GOODWILL AND OTHER INTANGIBLE ASSETS  -
     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Additionally, in the year of adoption, a transitional impairment test is also required. The Company uses

December 31 as its annual impairment test measurement date. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are also subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company's trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which did not require modification as a result of adopting SFAS No. 142. Nonamortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142 and amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144 (as defined below).
Note 5 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

     The  Company  has  completed  its  impairment  testing  for  goodwill   and
nonamortizable intangible assets pursuant to the requirements of SFAS No. 142. No instances of impairment were noted as a result of these processes.

     OTHER ASSETS -
     Other assets, include an investment in joint venture which is carried under the equity method of accounting (see Note 7) and deferred financing costs which are stated at cost, net of accumulative amortization, and are amortized on an effective interest basis over the term of the related debt.

     LONG-LIVED ASSETS IMPAIRMENT -
     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

     Pursuant to this policy, during the fourth quarter of Fiscal 2003, the Company's Popular and Premium Wine segment recorded an asset impairment charge of $4.8 million in connection with two of its production facilities. One of the facilities, which is to be held and used for a short period prior to its planned closing in fiscal 2004, has been written down to its appraised value and comprised most of the impairment charge. The other facility, which is held for sale in fiscal 2004, was written down to a value based on the Company's estimate of salvage value. This impairment charge is included in restructuring charges on the Company's Consolidated Statements of Income since it is part of a realignment of its business operations that is expected to be completed in fiscal 2004. The impaired assets consist primarily of buildings, machinery and equipment located at the two production facilities. The charge resulted from the determination that the assets' undiscounted future cash flows were less than their carrying values. The Company recorded an asset impairment charge of $1.4 million in Fiscal 2002 in connection with the sale of the Stevens Point Brewery in March 2002. This charge has been included in selling, general and administrative expenses. The Company did not record any asset impairment charge in Fiscal 2001.

     ADVERTISING COSTS -
     The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2003, and February 28, 2002, were not material. Advertising expense for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, was $89.6 million, $87.0 million and $85.9 million, respectively.

     INCOME TAXES -
     The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

     ENVIRONMENTAL -
     Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environment risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2003, and February 28, 2002.

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

     STOCK-BASED EMPLOYEE COMPENSATION PLANS -
     As of February 28, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 15. The Company applies the intrinsic value method described in Accounting Principles Board
Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended. Options granted under the Company's plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company's stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                 For the Years Ended February 28,
                                              --------------------------------------
                                                 2003          2002          2001
                                              ----------    ----------    ----------
Net income, as reported                       $  203,306    $  136,421    $   97,342
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects         (13,447)      (25,456)      (12,913)
                                              ----------    ----------    ----------
Pro forma net income                          $  189,859    $  110,965    $   84,429
                                              ==========    ==========    ==========

Earnings per common share:
  Basic-as reported                           $     2.26    $     1.60    $     1.33
  Basic-pro forma                             $     2.11    $     1.30    $     1.15

  Diluted-as reported                         $     2.19    $     1.55    $     1.30
  Diluted-pro forma                           $     2.03    $     1.25    $     1.13

     Pro forma net income for the years ended February 28, 2002, and February 28, 2001, has been adjusted from the amounts previously reported to properly reflect the increased expense, net of income tax benefits, primarily attributable to the accelerated vesting of certain options during those years. The accelerated vesting was attributable to the attainment of preexisting performance rights set forth in the stock option grants. The impact of the accelerated vesting was not reflected in the Fiscal 2002 and Fiscal 2001 amounts originally reported. The pro forma net income amounts reflected above for Fiscal 2002 and Fiscal 2001 have been reduced by $12.9 million and $2.4 million, respectively, for this matter. Basic pro forma earnings per common share have been reduced by $0.15 and $0.03 in Fiscal 2002 and Fiscal 2001, respectively. Diluted pro forma earnings per common share have been reduced by $0.16 and $0.03 for these periods.

     OTHER -
     Certain February 28, 2002, balances have been reclassified to conform to current year presentation.

2.   ACCOUNTING CHANGES:

     Effective March 1, 2002, the Company completed its adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," resulting in a reclassification of $46.8 million of previously identified separable intangible assets to goodwill and an elimination of $16.6 million of deferred tax liabilities previously associated with those intangible assets with a corresponding deduction from goodwill. The reclassified assets, from a 1993 acquisition, relate to non-specific customer relationships that were neither contractual nor separable. The adoption of SFAS No. 141 did not have any other material impact on the Company's financial statements.

     As discussed in Note 1, effective March 1, 2002, the Company adopted SFAS No. 142. The following table presents earnings and earnings per share information for the comparative periods as if SFAS No. 141 and the nonamortization provisions of SFAS No. 142 had been applied beginning March 1, 2000:

                                             For the Years Ended February 28,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------
(in thousands, except per share data)
Reported net income                        $  203,306   $  136,421   $   97,342
Add back: amortization of goodwill               -          16,114       11,282
Add back: amortization of intangibles
  reclassified to goodwill                       -           2,147        2,174
Add back: amortization of indefinite
  lived intangible assets                        -           9,038        6,048
Less: income tax effect                          -          (8,353)      (5,211)
                                           ----------   ----------   ----------
Adjusted net income                        $  203,306   $  155,367   $  111,635
                                           ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE:
Reported net income                        $     2.26   $     1.60   $     1.33
Add back: amortization of goodwill               -            0.19         0.15
Add back: amortization of intangibles
  reclassified to goodwill                       -            0.02         0.03
Add back: amortization of indefinite
  lived intangible assets                        -            0.11         0.08
Less: income tax effect                          -           (0.10)       (0.07)
                                           ----------   ----------   ----------
Adjusted net income                        $     2.26   $     1.82   $     1.52
                                           ==========   ==========   ==========

DILUTED EARNINGS PER COMMON SHARE:
Reported net income                        $     2.19   $     1.55   $     1.30
Add back: amortization of goodwill               -            0.18         0.15
Add back: amortization of intangibles
  reclassified to goodwill                       -            0.03         0.03
Add back: amortization of indefinite
  lived intangible assets                        -            0.10         0.08
Less: income tax effect                          -           (0.09)       (0.07)
                                           ----------   ----------   ----------
Adjusted net income                        $     2.19   $     1.77   $     1.49
                                           ==========   ==========   ==========

     The changes in the carrying amount of goodwill for the year ended February 28, 2003, are as follows:

                                      Popular
                                        and         Imported       U.K.
                                      Premium       Beer and    Brands and       Fine
                                        Wine        Spirits      Wholesale       Wine      Consolidated
                                    -----------   -----------   -----------   -----------   -----------
(in thousands)
Balance, February 28, 2002          $   226,798   $   105,680   $   143,321   $   192,284   $   668,083
Impact of Adopting SFAS No. 141:
  Intangible assets reclassified to
    goodwill at March 1, 2002              -           40,030         6,765          -           46,795
  Elimination of deferred tax
    liabilities                            -          (14,611)       (2,030)         -          (16,641)
Purchase accounting allocations           4,155          -             -              145         4,300
Foreign currency translation
  adjustments                              -              860        16,191          -           17,051
Purchase price earn-out                   2,635          -             -             -            2,635
                                    -----------   -----------   -----------   -----------   -----------
Balance, February 28, 2003          $   233,588   $   131,959   $   164,247   $   192,429   $   722,223
                                    ===========   ===========   ===========   ===========   ===========

     Also, effective March 1, 2002, the Company adopted EITF Issue No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which codified various issues related to certain promotional payments under EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," EITF Issue No. 00-22, "Accounting for 'Points' and

Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-09, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company previously reported such costs as selling, general and administrative expenses. As a result of adopting EITF No. 01-09, the Company has restated net sales, cost of product sold, and selling, general and administrative expenses for the years ended February 28, 2002, and February 28, 2001. Net sales were reduced by $213.8 million and $170.7 million, respectively; cost of product sold was increased by $10.1 million and $7.8 million, respectively; and selling, general and administrative expenses were reduced by $223.9 million and $178.5 million, respectively. This reclassification did not affect operating income or net income.

     The Company adopted EITF Issue No. 02-16 ("EITF No. 02-16"), "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" for new arrangements, including modifications of existing arrangements, entered into after November 21, 2002, or December 31, 2002, as appropriate. EITF No. 02-16 addresses how a vendor should characterize consideration given to a customer, including a reseller, and, to a limited extent, when to recognize that consideration in the income statement. The adoption of EITF No. 02-16 did not have a material impact on the Company's financial statements.

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

     Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Lastly, FIN No. 45 supersedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No. 5)." The initial recognition and initial measurement provisions of FIN No. 45 have been applied on a prospective basis to guarantees issued or modified after December 31, 2002 and have not had a material impact on the Company's financial statements. Additionally, the Company has adopted the disclosure requirements of FIN No. 45 for the fiscal year ended February 28, 2003 (see Note 14).

3.   ACQUISITIONS:

     FORTH WINES ACQUISITION -
     On October 27, 2000, the Company purchased all of the issued Ordinary Shares and Preference Shares of Forth Wines Limited ("Forth Wines"). The purchase price was $4.5 million and was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired (goodwill), $2.2 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of Forth Wines are reported in the U.K. Brands and Wholesale segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     TURNER ROAD VINTNERS ASSETS ACQUISITION -
     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The purchase price of the Turner Road Vintners Assets, including direct acquisition costs, was $279.4 million. In addition, the Company assumed indebtedness of $9.4 million. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes (as defined in Note 9) and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill), $146.2 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Turner Road Vintners Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     CORUS ASSETS ACQUISITION -
     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The purchase price of the Corus Assets, including direct acquisition costs, was $48.9 million plus an earn-out over six years based on the performance of the brands. In addition, the Company assumed indebtedness of $3.0 million. As of February 28, 2003, the Company has paid an earn-out in the amount of $1.7 million. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill), $48.5 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Corus Assets are reported in the Popular and Premium Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     RAVENSWOOD ACQUISITION -
     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. (the "Ravenswood Acquisition"). The Ravenswood business produces, markets and sells super-premium and ultra-premium California wine, primarily under the Ravenswood brand name. The purchase price of the Ravenswood Acquisition, including direct acquisition costs, was $149.7 million. In addition, the Company assumed indebtedness of $2.8 million. The purchase price was financed with revolving loan borrowings under the senior credit facility. The Ravenswood Acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill), $99.8 million, is not amortizable and is tested for impairment at least annually in accordance with the provisions of SFAS No.
142. The Ravenswood Acquisition was consistent with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The results of operations of the Ravenswood business are reported in the Fine Wine segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table summarizes the fair values of the assets acquired and liabilities assumed in the Ravenswood Acquisition at July 2, 2001, as adjusted for the final appraisal:

                     Current assets                 $  34,396
                     Property, plant and equipment     14,994
                     Goodwill                          99,756
                     Trademarks                        45,600
                     Other assets                          26
                                                    ---------
                       Total assets acquired          194,772

                     Current liabilities               12,523
                     Long-term liabilities             32,593
                                                    ---------
                       Total liabilities assumed       45,116
                                                    ---------

                     Net assets acquired            $ 149,656
                                                    =========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth the unaudited pro forma results of operations of the Company for the years ended February 28, 2002, and February 28, 2001, respectively. The unaudited pro forma results of operations give effect to the acquisitions of the Turner Road Vintners Assets, the Corus Assets and the Ravenswood Acquisition as if they occurred on March 1, 2000. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the year ended February 28, 2002, do not reflect total nonrecurring charges of $12.6 million ($0.10 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, which were incurred by Ravenswood Winery, Inc. prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on March 1, 2000, nor do they project the Company's financial position or results of operations at any future date or for any future period.


                                                 For the Years Ended
                                                     February 28,
                                              -------------------------
                                                  2002          2001
                                              -----------   -----------
(in thousands, except per share data)
Net sales                                     $ 2,622,117   $ 2,485,112
Income before extraordinary item              $   136,971   $    80,710
Extraordinary item, net of income taxes       $    (1,554)  $      -
Net income                                    $   135,417   $    80,710
Earnings per common share:
  Basic:
  Income before extraordinary item            $      1.60   $      1.10
  Extraordinary item, net of income taxes           (0.02)         -
                                              -----------   -----------
  Earnings per common share - basic           $      1.58   $      1.10
                                              ===========   ===========

  Diluted:
  Income before extraordinary item            $      1.56   $      1.08
  Extraordinary item, net of income taxes           (0.02)         -
                                              -----------   -----------
  Earnings per common share - diluted         $      1.54   $      1.08
                                              ===========   ===========

Weighted average common shares outstanding:
  Basic                                            85,505        73,446
  Diluted                                          87,825        74,751

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, had acquired all of Hardy's outstanding capital stock (the "Hardy Acquisition"). See
Note  23  for  discussion.

4.   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:


                                    February 28,     February 28,
                                        2003             2002
                                    ------------     ------------
(in thousands)
Land and land improvements          $     84,758     $     92,193
Vineyards                                 37,394           32,828
Buildings and improvements               173,943          153,643
Machinery and equipment                  551,271          486,881
Motor vehicles                             5,468            7,046
Construction in progress                  32,839           38,071
                                    ------------     ------------
                                         885,673          810,662
Less - Accumulated depreciation         (283,204)        (231,898)
                                    ------------     ------------
                                    $    602,469     $    578,764
                                    ============     ============

5.   INTANGIBLE ASSETS:

     The major components of intangible assets are:


                                       February 28, 2003         February 28, 2002
                                    ----------------------    ----------------------
                                      Gross        Net          Gross        Net
                                     Carrying    Carrying      Carrying    Carrying
                                      Amount      Amount        Amount      Amount
                                    ----------  ----------    ----------  ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements           $   10,158  $    4,434    $   10,158  $    5,960
  Other                                  3,978         345         4,049       1,067
                                    ----------  ----------    ----------  ----------
      Total                         $   14,136       4,779    $   14,207       7,027
                                    ==========                ==========

Nonamortizable intangible assets:
  Trademarks                                       357,166                   351,707
  Distributor and agency
    relationships                                   20,458                    60,488
  Other                                                 25                     6,765
                                                ----------                ----------
      Total                                        377,649                   418,960
                                                ----------                ----------
Total intangible assets                         $  382,428                $  425,987
                                                ==========                ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.2 million, $13.4 million and $10.4 million for the years ended February 28, 2003, February 28, 2002 and February 28, 2001, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

               (in thousands)
               2004            $ 1,625
               2005            $ 1,427
               2006            $ 1,362
               2007            $   365
               2008            $  -

6.   OTHER ASSETS:

     The major components of other assets are as follows:


                                     February 28,    February 28,
                                         2003            2002
                                     ------------    ------------
(in thousands)
Investment in joint venture          $    123,064    $    110,520
Deferred financing costs                   28,555          27,104
Other                                      18,418           9,674
Prepaid pension benefits                     -             25,394
                                     ------------    ------------
                                          170,037         172,692
Less - Accumulated amortization           (10,928)         (7,389)
                                     ------------    ------------
                                     $    159,109    $    165,303
                                     ============    ============

     Amortization expense for other assets was included in selling, general and administrative expenses and was $3.7 million, $4.0 million and $4.1 million for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively.

7.   INVESTMENT IN JOINT VENTURE:

     On July 31, 2001, the Company and Hardy (as defined in Note 23) completed the formation of Pacific Wine Partners LLC ("PWP"), a joint venture owned equally by the Company and Hardy. The Company contributed to PWP assets with a carrying amount of $30.0 million plus $5.5 million of cash. The Company sold assets with a carrying amount of $31.2 million to Hardy and received $34.9 million in cash. Hardy contributed these assets plus $5.5 million of cash to PWP. The Company and PWP are parties to the following agreements: crushing, wine production, bottling, storage, and related services agreement; inventory supply agreement; sublease and assumption agreements pertaining to certain vineyards, which agreements include a market value adjustment provision; and a market value adjustment agreement relating to a certain vineyard lease held by PWP. As of February 28, 2003, amounts related to the above agreements were not material.

     On October 16, 2001, PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County (the "Blackstone Assets"). The purchase price of the Blackstone Assets was $138.0 million and was financed equally by the Company and Hardy. The Company used revolving loan borrowings under its senior credit facility to fund the Company's portion of the transaction.

     As of February 28, 2003, the Company's investment balance, which is accounted for under the equity method, was $123.1 million. The carrying amount of the investment is less than the Company's equity in the underlying net assets of PWP by $3.9 million. This amount is included in earnings as the assets are used by PWP. Subsequent to February 28, 2003, the Company acquired Hardy (see
Note 23). Consequently, PWP will become a wholly-owned subsidiary of the Company and its results of operations will be included in the Consolidated Statements of Income beginning March 26, 2003.

8.   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:


                                       February 28,   February 28,
                                           2003           2002
                                       ------------   ------------
(in thousands)
Advertising and promotions             $     63,155   $     46,664
Income taxes payable                         58,347         22,120
Salaries and commissions                     35,769         33,481
Interest                                     22,019         21,503
Adverse grape contracts                      10,244         22,447
Other                                       114,293         98,940
                                       ------------   ------------
                                       $    303,827   $    245,155
                                       ============   ============

9.   BORROWINGS:

     Borrowings consist of the following:


                                                                                    February 28,
                                                   February 28, 2003                    2002
                                        ---------------------------------------     ------------
                                         Current      Long-term        Total           Total
                                        ---------    -----------    -----------     ------------
(in thousands)
Notes Payable to Banks:
----------------------
  Senior Credit Facility -
    Revolving Credit Loans              $   2,000    $      -       $     2,000     $     50,000
  Other                                       623           -               623            4,775
                                        ---------    -----------    -----------     ------------
                                        $   2,623    $      -       $     2,623     $     54,775
                                        =========    ===========    ===========     ============

Long-term Debt:
--------------
  Senior Credit Facility - Term Loans   $  67,082    $    78,281    $   145,363      $   281,292
  Senior Notes                               -           643,229        643,229          619,205
  Senior Subordinated Notes                  -           450,000        450,000          450,000
  Other Long-term Debt                      4,182         20,121         24,303           24,295
                                        ---------    -----------    -----------      -----------
                                        $  71,264    $ 1,191,631    $ 1,262,895      $ 1,374,792
                                        =========    ===========    ===========      ===========

     SENIOR CREDIT FACILITY -
     On October 6, 1999, the Company, certain of its principal operating subsidiaries and a syndicate of banks (the "Syndicate Banks"), for which The Chase Manhattan Bank acts as administrative agent, entered into a senior credit facility (as subsequently amended, the "2000 Credit Agreement"). The 2000
Credit Agreement includes both U.S. dollar and British pound sterling commitments of the Syndicate Banks of up to, in the aggregate, the equivalent of $1.0 billion (subject to increase as therein provided to $1.2 billion). Proceeds of the 2000 Credit Agreement were used to repay all outstanding principal and accrued interest on all loans under the Company's prior senior credit facility, and are available to fund permitted acquisitions and ongoing working capital needs of the Company and its subsidiaries. Subsequent to February 28, 2003, the Company entered into a new senior credit facility (see
Note 23).

     The 2000 Credit Agreement provides for a $380.0 million Tranche I Term Loan facility, a $320.0 million Tranche II Term Loan facility available for borrowing in British pound sterling, and a $300.0 million Revolving Credit facility (including letters of credit up to a maximum of $20.0 million). The Tranche I Term Loan facility ($380.0 million) and the Tranche II Term Loan facility ((pound) 193.4 million, or $320.0 million) were fully drawn at closing. During Fiscal 2001, the Company used proceeds from operating activities to prepay $75.0 million of the $380.0 million Tranche I Term Loan facility. During Fiscal 2002, the Company used proceeds from the sale of 645,000 shares of the Company's Class A Common Stock (see Note 15) to prepay $6.0 million of the $380.0 million Tranche I Term Loan facility. During Fiscal 2003, the Company used proceeds from operating activities to prepay $24.0 of the $380.0 million Tranche I Term Loan facility. On November 17, 1999, proceeds from the Sterling Senior Notes (as defined below) were used to prepay a portion of the $320.0 million Tranche II Term Loan facility ((pound) 73.0 million, or $118.3 million). On May 15, 2000, proceeds from the Sterling Series C Senior Notes (as defined below) were used to prepay an additional portion of the $320.0 million Tranche II Term Loan facility ((pound) 78.8 million, or $118.2 million). During Fiscal 2003, the Company used proceeds from operating activities to prepay an additional portion of the $320.0 million Tranche II Term Loan facility ((pound) 29.0 million, or $45.6 million).

     The rate of interest payable, at the Company's option, is a function of the London interbank offering rate ("LIBOR") plus a margin, federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2000 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 0.75% and 1.25% for Revolving

Credit loans and 1.00% and 1.75% for Term Loans. As of February 28, 2003, the margin was 1.00% for Revolving Credit loans and 1.50% for Term Loans. In addition to interest, the Company pays a facility fee on the Revolving Credit commitments at 0.50% per annum as of February 28, 2003. This fee is based upon the Company's quarterly Debt Ratio and can range from 0.25% to 0.50%.

     Certain of the Company's principal operating subsidiaries have guaranteed the Company's obligations under the 2000 Credit Agreement. The 2000 Credit Agreement has as collateral (i) first priority pledges of 100% of the capital stock of Canandaigua Limited and all of the Company's domestic operating subsidiaries and (ii) first priority pledges of 65% of the capital stock of Matthew Clark and certain other foreign subsidiaries.

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

     As of February 28, 2003, under the 2000 Credit Agreement, the Company had outstanding term loans of $145.4 million bearing a weighted average interest rate of 3.1% and $2.0 million of revolving loans bearing a weighted average interest rate of 3.1%. Amounts available to be drawn down under the Revolving Credit Loans, after deducting undrawn letters of credit of $15.1 million and $13.2 million, were $282.9 million and $236.8 million at February 28, 2003, and February 28, 2002, respectively. The Company had average outstanding Revolving Credit Loans of $11.3 million, $84.4 million, and $47.6 million for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively. The average interest rate on the Revolving Credit Loans was 3.2%, 4.8%, and 7.8% for Fiscal 2003, Fiscal 2002, and Fiscal 2001, respectively.

     SENIOR NOTES -
     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "August 1999 Senior Notes"). Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1. The August 1999 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The August 1999 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The August 1999 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries.

     On November 17, 1999, the Company issued (pound) 75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. The Sterling Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In March 2000, the Company exchanged (pound) 75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged (pound) 74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound) 74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2003, the Company had outstanding (pound) 1.0 million ($1.6 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued (pound) 80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound) 79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). The net proceeds of the offering ((pound) 78.8 million, or $118.2 million) were used to repay a portion of the Company's British pound sterling borrowings under its then existing senior credit facility. Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. The Sterling Series C Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The Sterling Series C Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The Sterling Series C Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. As of February 28, 2003, the Company had outstanding (pound) 154.0 million ($241.7 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

     On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The net proceeds of the offering ($197.0 million) were used to partially fund the acquisition of the Turner Road Vintners Assets. Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15. The February 2001 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time. The February 2001 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. The February 2001 Senior Notes are guaranteed, on a senior basis, by certain of the Company's significant operating subsidiaries. In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the "February 2001 Series B Senior Notes") for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes.

     SENIOR SUBORDINATED NOTES -
     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. The Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 ("January 2002 Senior Subordinated Notes"). The net proceeds of the offering ($247.2 million) were used primarily to repay the Company's $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003. In connection with this repayment, the Company incurred an extraordinary loss of $2.6 million ($1.6 million, net of income taxes of $1.0 million) related to the write-off of the remaining deferred financing costs and unamortized discount. The remaining net proceeds of the offering were used to repay a portion of the outstanding indebtedness under the Company's then existing senior credit facility. Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002

Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries.

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

     DEBT PAYMENTS -
     Prior to the payoff of the 2000 Credit Agreement as described in Note 23, principal payments required under long-term debt obligations (excluding unamortized discount) during the next five fiscal years and thereafter are as follows:

                         (in thousands)
                         2004        $    71,264
                         2005             82,777
                         2006              4,174
                         2007            203,918
                         2008            203,947
                         Thereafter      697,309
                                     -----------
                                     $ 1,263,389
                                     ===========


10.  INCOME TAXES:

     Income before income taxes was generated as follows:

                                 For the Years Ended February 28,
                               ----------------------------------
                                  2003        2002        2001
                               ----------  ----------  ----------
              (in thousands)
              Domestic         $  294,557  $  202,190  $  127,608
              Foreign              40,379      27,769      34,629
                               ----------  ----------  ----------
                               $  334,936  $  229,959  $  162,237
                               ==========  ==========  ==========

     The income tax provision consisted of the following:


                            For the Years Ended February 28,
                       ------------------------------------------
                           2003           2002           2001
                       ------------   ------------   ------------
(in thousands)
Current:
  Federal              $     79,472   $     64,823   $     39,082
  State                      13,807         10,930          7,934
  Foreign                    17,301         12,556         11,202
                       ------------   ------------   ------------
    Total current           110,580         88,309         58,218
                       ------------   ------------   ------------

Deferred:
  Federal                    16,290           (492)        (2,017)
  State                       2,502           (251)           402
  Foreign                     2,258          4,418          8,292
                       ------------   ------------   ------------
   Total deferred            21,050          3,675          6,677
                       ------------   ------------   ------------

Income tax provision   $    131,630   $     91,984   $     64,895
                       ============   ============   ============

     The foreign provision for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated.

     Significant components of deferred tax (liabilities) assets consist of the following:


                                          February 28,    February 28,
                                              2003            2002
                                          ------------    ------------
(in thousands)
Property, plant and equipment             $   (161,062)   $   (174,485)
Derivative instruments                          (9,081)           -
Inventories                                     (2,105)         (2,232)
Insurance accruals                               6,061           5,415
Restructuring accruals                           1,198           1,004
Effect of fiscal 1999 change in
  accounting method                               -             (1,699)
Other accruals                                  27,018          18,974
                                          ------------    ------------
                                          $   (137,971)   $   (153,023)
                                          ============    ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

     A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:


                                                             For the Years Ended February 28,
                                         -------------------------------------------------------------------------
                                                 2003                      2002                      2001
                                        -----------------------   ----------------------   -----------------------
                                                        % of                     % of                      % of
                                                       Pretax                   Pretax                    Pretax
                                          Amount       Income       Amount      Income       Amount       Income
                                        ----------   ----------   ----------  ----------   ----------   ----------
(in thousands)
Income tax provision at statutory rate   $ 117,228         35.0   $   80,486        35.0   $   56,783         35.0
State and local income taxes, net of
  federal income tax benefit                10,601          3.2        6,942         3.0        5,022          3.1
Earnings of subsidiaries taxed at
  other than U.S. statutory rate             1,838          0.5        1,105         0.5          616          0.4
Miscellaneous items, net                     1,963          0.6        3,451         1.5        2,474          1.5
                                         ---------   ----------   ----------  ----------   ----------   ----------
                                         $ 131,630         39.3   $   91,984        40.0   $   64,895         40.0
                                         =========   ==========   ==========  ==========   ==========   ==========

11.  OTHER LIABILITIES:

     The major components of other liabilities are as follows:


                                   February  28,   February  28,
                                       2003            2002
                                   -------------   -------------
(in thousands)
Accrued pension liability          $      36,351   $       1,605
Adverse grape contracts (Note 14)         22,550          30,119
Other                                     40,367          30,386
                                   -------------   -------------
                                   $      99,268   $      62,110
                                   =============   =============

12.  PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

     The Company's retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the "Plan"), covers substantially all employees, excluding those employees covered by collective bargaining agreements and U.K. employees. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 12% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is in such discretionary amount as the Board of Directors may annually determine, subject to limitations of the Plan. Company contributions were $10.9 million, $10.5 million, and $8.2 million for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively.

     The Company has defined benefit pension plans which cover substantially all of its U.K. and Canadian employees. Net periodic benefit (income) cost reported in the Consolidated Statements of Income for these plans includes the following components:


                                               For the Years Ended February 28,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
(in thousands)
Service cost                                   $  4,245    $  4,298    $  4,380
Interest cost                                    12,055      11,549      11,254
Expected return on plan assets                  (14,639)    (15,867)    (16,164)
Amortization of prior service cost                    8           8        -
Recognized net actuarial gain                       843         (33)        (95)
                                               --------    --------    --------
Net periodic benefit cost (income)             $  2,512    $    (45)   $   (625)
                                               ========    ========    ========

     The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:


                                                                February 28,    February 28,
                                                                    2003            2002
                                                                ------------    ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                                $    186,722    $    193,516
Service cost                                                           4,245           4,298
Interest cost                                                         12,055          11,549
Plan participants' contributions                                       1,638           1,420
Plan amendment                                                          -                 39
Actuarial loss (gain)                                                  3,423         (12,785)
Benefits paid                                                         (7,706)         (7,274)
Foreign currency exchange rate changes                                20,309          (4,041)
                                                                ------------    ------------
Benefit obligation as of last day of February                   $    220,686    $    186,722
                                                                ============    ============

Change in plan assets:
Fair value of plan assets as of March 1                         $    181,815    $    207,711
Actual return on plan assets                                         (19,794)        (16,555)
Plan participants' contributions                                       1,638           1,420
Employer contribution                                                    979             554
Benefits paid                                                         (7,706)         (7,274)
Foreign currency exchange rate changes                                18,887          (4,041)
                                                                ------------    ------------
Fair value of plan assets as of last day of February            $    175,819    $    181,815
                                                                ============    ============

Funded status of the plan as of last day of February:
Funded status                                                   $    (44,867)   $     (4,907)
Unrecognized prior service cost                                           24              30
Unrecognized actuarial loss                                           69,732          28,666
                                                                ------------    ------------
Net amount recognized                                           $     24,889    $     23,789
                                                                ============    ============

Amounts recognized in the Consolidated Balance Sheets
  consist of:
Prepaid benefit cost                                            $       -       $     25,394
Accrued benefit liability                                            (36,351)         (1,605)
Intangible asset                                                          24            -
Deferred tax asset                                                    18,681            -
Accumulated other comprehensive loss                                  42,535            -
                                                                ------------    ------------
Net amount recognized                                           $     24,889    $     23,789
                                                                ============    ============

     As of February 28, 2003, the aggregate accumulated benefit obligation was $212.2 million. The following table sets forth the principal assumptions used in developing the benefit obligation and the net periodic pension expense:


                                       February 28, 2003     February 28, 2002
                                       -----------------     -----------------
Rate of return on plan assets            7.50% - 8.00%         7.75% - 8.00%
Discount rate                            5.75% - 6.40%         6.00% - 7.00%
Rate of compensation increase            0.00% - 3.50%         0.00% - 3.75%

13.  POSTRETIREMENT BENEFITS:

     The Company currently sponsors multiple unfunded postretirement benefit plans for certain of its Imported Beer and Spirits segment employees.

     The status of the plans is as follows:


                                                    February 28,   February 28,
                                                        2003           2002
                                                    ------------   ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                    $      4,676   $      4,185
Service cost                                                 135            155
Interest cost                                                260            305
Benefits paid                                               (145)          (193)
Plan amendment                                              -               184
Actuarial loss (gain)                                       (566)            87
Foreign currency exchange rate changes                       111            (47)
                                                    ------------   ------------
Benefit obligation as of the last day of February   $      4,471   $      4,676
                                                    ============   ============

Funded status as of the last day of February:
Funded status                                       $     (4,471)  $     (4,676)
Unrecognized prior service cost                              323            352
Unrecognized net loss (gain)                                (168)           349
                                                    ------------   ------------
Accrued benefit liability                           $     (4,316)  $     (3,975)
                                                    ============   ============

     Net periodic benefit cost reported in the Consolidated Statements of Income includes the following components:

                                           For the Years Ended February 28,
                                          ----------------------------------
                                            2003         2002         2001
                                          --------     --------     --------
(in thousands)
Service cost                              $    135     $    155      $   136
Interest cost                                  260          305          261
Amortization of prior service cost              41           41           22
Recognized net actuarial loss (gain)           (20)           9         -
                                          --------     --------      -------
Net periodic benefit cost                 $    416     $    510      $   419
                                          ========     ========      =======


     The following table sets forth the principal assumptions used in developing the benefit obligation and the net periodic non-pension postretirement and postemployment expense:


                                February 28, 2003   February 28, 2002
                                -----------------   -----------------
Discount rate                     6.40% - 6.50%            6.50%
Rate of compensation increase     0.00% - 4.00%       0.00% - 4.00%

     At February 28, 2003, a 10.3% annual rate of increase and a 6.2% annual rate of increase in the per capita cost of covered health benefits were assumed for the first year for the Non-U.S. and U.S. plans, respectively. These rates were assumed to decrease gradually to 4.7% over seven years and 4.0% over two years for the Non-U.S. and U.S. plans, respectively, and to remain at this level thereafter. Assumed healthcare trend rates could have a significant effect on the amount reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:


                                                      1% Increase   1% Decrease
                                                      -----------   -----------
(in thousands)
Effect on total service and interest cost components  $        52   $       (44)
Effect on postretirement benefit obligation           $       475   $      (412)

14.  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES -
     Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows during the next five fiscal years and thereafter:

                          (in thousands)
                          2004            $  24,612
                          2005               22,048
                          2006               17,944
                          2007               19,422
                          2008                8,807
                          Thereafter        100,065
                                          ---------
                                          $ 192,898
                                          =========

     Rental expense was $25.3 million, $24.0 million, and $19.6 million for Fiscal 2003, Fiscal 2002, and Fiscal 2001, respectively.

     In connection with the formation of PWP, the Company transferred certain of its vineyard lease and vineyard management agreements to PWP. The agreements have terms that expire between 2012 and 2026. The Company guaranteed PWP's payment and performance under these agreements. The estimated maximum amount of the Company's exposure is $42.6 million in undiscounted future payments. The Company has not recorded a liability for these guarantees and does not have any collateral from PWP.

     PURCHASE COMMITMENTS AND CONTINGENCIES -
     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling and Canadian dollars. The maximum future obligation under these agreements, based upon exchange rates at February 28, 2003, aggregate $24.4 million for contracts expiring through December 2007.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December 2007. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 2003, the Company believes it is in compliance with all of its material distribution agreements and, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

     In connection with previous acquisitions as well as with the Turner Road Vintners Assets acquisition and the Corus Assets acquisition, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to fifteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $166.6 million and $177.0 million of grapes under contracts during Fiscal 2003 and Fiscal 2002, respectively. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining terms of the contracts will be $564.0 million.

     In connection with the Turner Road Vintners Assets acquisition and the Corus Assets acquisition, the Company established a reserve for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2003, the remaining balance on this reserve is $32.8 million.

     The Company's aggregate obligations under bulk wine purchase contracts will be $17.3 million over the remaining terms of the contracts which expire through fiscal 2007.

     EMPLOYMENT CONTRACTS -
     The Company has employment contracts with certain of its executive officers and certain other management personnel with automatic one year renewals unless terminated by either party. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. As of February 28, 2003, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $5.1 million, none of which was accruable at that date.

     EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
     Approximately 28% of the Company's full-time employees are covered by collective bargaining agreements at February 28, 2003. Agreements expiring within one year cover approximately 19% of the Company's full-time employees.

     LEGAL MATTERS -
     The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

15.  STOCKHOLDERS' EQUITY:

     COMMON STOCK -
     The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, the Company's 2000 Credit Agreement restricts the payment of a cash dividend.

     In July 2002, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 120,000,000 shares to 275,000,000 shares and Class B Convertible Common Stock from 20,000,000 shares to 30,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company to 306,000,000 shares.

     At February 28, 2003, there were 78,685,751 shares of Class A Common Stock and 12,075,590 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

     COMMON STOCK SPLIT -
     During May 2002, a two-for-one stock split was distributed in the form of a stock dividend to stockholders of record on April 30, 2002. All share and per share amounts have been retroactively restated to give effect to the common stock split.

     STOCK REPURCHASE AUTHORIZATION -
     In June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. No shares were repurchased during Fiscal 2003, Fiscal 2002 and Fiscal 2001.

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

     LONG-TERM STOCK INCENTIVE PLAN -
     Under the Company's Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. At the Company's Annual Meeting of Stockholders held on July 20, 1999, stockholders approved the amendment to the Company's Long-Term Stock Incentive Plan to increase the aggregate number of shares of the Class A Common Stock available for awards under the plan from 16,000,000 shares to 28,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the "Committee"). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, no stock appreciation rights were granted. During Fiscal 2003, 7,080 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $28.41 per share. No restricted stock was granted during Fiscal 2002. During Fiscal 2001, 15,100 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $13.31 per share.

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

     A summary of stock option activity under the Company's Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:


                                              Weighted                Weighted
                                   Shares      Average                 Average
                                    Under     Exercise     Options    Exercise
                                   Option       Price    Exercisable    Price
                                 -----------  ---------  -----------  ---------
Balance, February 29, 2000        10,953,000   $   9.70    2,949,820  $    6.76
Options granted                    3,860,400   $  13.01
Options exercised                 (1,859,136)  $   7.44
Options forfeited/canceled          (645,460)  $  11.91
                                 -----------
Balance, February 28, 2001        12,308,804   $  10.97    4,816,884  $    8.51
Options granted                    5,115,100   $  19.12
Options exercised                 (4,234,440)  $  11.20
Options forfeited/canceled          (711,656)  $  15.49
                                 -----------
Balance, February 28, 2002        12,477,808   $  14.12    7,565,199  $   12.31
Options granted                    1,243,200   $  27.20
Options exercised                 (2,096,061)  $  13.44
Options forfeited/canceled          (217,016)  $  20.06
                                 -----------
Balance, February 28, 2003        11,407,931   $  15.55    8,345,855  $   13.58
                                 ===========

     The following table summarizes information about stock options outstanding at February 28, 2003:


                           Options Outstanding            Options Exercisable
                  ------------------------------------  -----------------------
                                Weighted
                                 Average     Weighted                 Weighted
                                Remaining    Average                  Average
   Range of         Number     Contractual   Exercise     Number      Exercise
Exercise Prices   Outstanding      Life       Price     Exercisable    Price
---------------   -----------  -----------  ----------  ------------  ---------
$ 4.25 - $10.25     1,982,941    3.5 years  $     7.24     1,982,941  $    7.24
$11.19 - $17.74     6,258,140    7.0 years  $    14.36     5,351,164  $   14.58
$18.75 - $27.50     3,166,850    8.7 years  $    23.12     1,011,750  $   20.70
                  -----------                           ------------
                   11,407,931    6.8 years  $    15.55     8,345,855  $   13.58
                  ===========                           ============

     The weighted average fair value of options granted during Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $12.18, $8.99 and $5.45, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.0% for Fiscal 2003, 4.7% for Fiscal 2002 and 6.2% for Fiscal 2001; volatility of 36.7% for Fiscal 2003, 41.0% for Fiscal 2002 and 38.8% for Fiscal 2001; and expected option life of 6.0 years for Fiscal 2003, 6.0 years for Fiscal 2002 and 4.7 years for Fiscal 2001. The dividend yield was 0% for Fiscal 2003, Fiscal 2002 and Fiscal 2001. Forfeitures are recognized as they occur.

     EMPLOYEE STOCK PURCHASE PLANS -
     The Company has a stock purchase plan under which 4,500,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, employees purchased 138,304 shares, 120,674 shares and 147,776 shares, respectively.

     The weighted average fair value of purchase rights granted during Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $7.02, $5.59 and $3.78, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 1.4% for Fiscal 2003, 2.6% for Fiscal 2002 and 5.7% for Fiscal 2001; volatility of 40.3% for Fiscal 2003, 33.2% for Fiscal 2002 and 36.8% for Fiscal 2001; and expected purchase right life of 0.5 years for Fiscal 2003, Fiscal 2002 and Fiscal 2001. The dividend yield was 0% for Fiscal 2003, Fiscal 2002 and Fiscal 2001.

     The Company has a stock purchase plan under which 2,000,000 shares of the Company's Class A Common Stock may be issued to eligible employees and directors of the Company's United Kingdom subsidiaries. Under the terms of the plan, participants may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During Fiscal 2003, employees purchased 758 shares. During Fiscal 2002 and Fiscal 2001, there were no shares purchased under this plan.

     The weighted average fair value of purchase rights granted during Fiscal 2002 and Fiscal 2001 was $6.26 and $5.18, respectively. There were no purchase rights granted during Fiscal 2003. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.9% for Fiscal 2002 and 6.7% for Fiscal 2001; volatility of 36.2% for Fiscal 2002 and 39.2% for Fiscal 2001; and expected purchase right life of 3.8 years for Fiscal 2002 and 4.3 years for Fiscal 2001. The dividend yield was 0% for Fiscal 2002 and Fiscal 2001.

16.  EARNINGS PER COMMON SHARE:

     Earnings per common share are as follows:


                                                          For the Years Ended February 28,
                                                       --------------------------------------
                                                          2003          2002          2001
                                                       ----------    ----------    ----------
(in thousands, except per share data)
Income before extraordinary item                       $  203,306    $  137,975    $   97,342
Extraordinary item, net of income taxes                      -           (1,554)         -
                                                       ----------    ----------    ----------
Income applicable to common shares                     $  203,306    $  136,421    $   97,342
                                                       ==========    ==========    ==========

Weighted average common shares outstanding - basic         89,856        85,505        73,446
Stock options                                               2,890         2,320         1,305
                                                       ----------    ----------    ----------
Weighted average common shares outstanding - diluted       92,746        87,825        74,751
                                                       ==========    ==========    ==========

Earnings per common share:
  Basic:
  Income before extraordinary item                     $     2.26    $     1.62    $     1.33
  Extraordinary item, net of income taxes                    -            (0.02)         -
                                                       ----------    ----------    ----------
  Earnings per common share - basic                    $     2.26    $     1.60    $     1.33
                                                       ==========    ==========    ==========

  Diluted:
  Income before extraordinary item                     $     2.19    $     1.57    $     1.30
  Extraordinary item, net of income taxes                    -            (0.02)         -
                                                       ----------    ----------    ----------
  Earnings per common share - diluted                  $     2.19    $     1.55    $     1.30
                                                       ==========    ==========    ==========

     Stock options to purchase 1.1 million, 2.2 million and 1.1 million shares of Class A Common Stock at a weighted average price per share of $27.41, $20.70 and $13.93 were outstanding during the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS:

     Accumulated other comprehensive loss, net of tax effects, includes the following components:


                                 Foreign           Net          Minimum       Accumulated
                                Currency       Unrealized       Pension          Other
                               Translation      Gains on       Liability     Comprehensive
                               Adjustments     Derivatives     Adjustment        Loss
                               -----------     -----------     ----------    -------------
Balance, February 28, 2002     $   (35,243)    $        21     $     -       $     (35,222)
Current period change               18,521             (21)       (42,535)         (24,035)
                               -----------     -----------     ----------    -------------
Balance, February 28, 2003     $   (16,722)    $      -        $  (42,535)   $     (59,257)
                               ===========     ===========     ==========    =============

18.  RELATED PARTIES:

     Agustin Francisco Huneeus, the executive in charge of the Fine Wine segment, along with other members of his immediate family, through various family owned entities (the "Huneeus Interests") engaged in certain transactions with the Fine Wine segment during each of the three years in the period ended February 28, 2003. The Huneeus Interests engage the Fine Wine segment as the exclusive distributor of its Quintessa wines under a long-term contract; sell grapes to the Fine Wine segment pursuant to existing long-term contracts; lease a vineyard consisting of 67 acres to the Fine Wine segment pursuant to a 5-year lease contract; participate as joint owners with the Fine Wine segment in the ownership and operation of a winery and vineyards in Chile; and render brand management and other consulting and advisory services in the United States and internationally to the Fine Wine segment and the Company. Total amounts paid or payable to the Huneeus Interests pursuant to these transactions and arrangements totaled $6.5 million, $4.8 million and $5.0 million for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively. In addition, the Fine Wine segment performs certain wine processing services for the Huneeus Interests. Total fees earned from the Huneeus Interests to the Fine Wine segment for these services totaled $0.2 million, $0.4 million and $0.6 million for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively. As of February 28, 2003, and February 28, 2002, the net amounts due to/from the Huneeus Interests under these agreements are insignificant.

19.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Gross sales to the five largest customers represented 21.2%, 19.1% and 17.6% of the Company's gross sales for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, respectively. No single customer was responsible for greater than 10% of gross sales during these years. Accounts receivable from the Company's largest customer, Southern Wine and Spirits, represented 11.4%, 10.0% and 9.8% of the Company's total accounts receivable as of February 28, 2003, February 28, 2002, and February 28, 2001, respectively. Gross sales to the Company's five largest customers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

     The Company purchases the majority of its glass inventories from a limited number of suppliers. Glass bottle costs are one of the largest components of the Company's cost of product sold. The glass bottle industry is highly concentrated with only a small number of producers. The inability of any of the

Company's glass bottle suppliers to satisfy the Company's requirements could adversely affect the Company's operations.

20.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets as of February 28, 2003, and February 28, 2002, the condensed consolidating statements of income and cash flows for each of the three years in the period ended February 28, 2003, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark, which is included in the U.K. Brands and Wholesale segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than Matthew Clark, the Company's Canadian subsidiary and certain other subsidiaries which individually, and in the aggregate, are inconsequential. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the accounting changes described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.


                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2003
--------------------
Current assets:
  Cash and cash investments                       $     1,426   $      1,248   $        11,136   $         -      $     13,810
  Accounts receivable, net                            120,554        141,156           137,385             -           399,095
  Inventories, net                                     20,378        654,945           144,664              (75)       819,912
  Prepaid expenses and other
    current assets                                     31,452         52,411            13,421             -            97,284
  Intercompany (payable) receivable                  (177,332)       136,002            41,330             -              -
                                                  -----------   ------------   ---------------   --------------   ------------
      Total current assets                             (3,522)       985,762           347,936              (75)     1,330,101
Property, plant and equipment, net                     46,379        358,180           197,910             -           602,469
Investments in subsidiaries                         2,590,889        601,156              -          (3,192,045)          -
Goodwill                                               51,172        495,636           175,415             -           722,223
Intangible assets, net                                 10,918        315,952            55,558             -           382,428
Other assets                                           31,599        126,375             1,135             -           159,109
                                                  -----------   ------------   ---------------   --------------   ------------
  Total assets                                    $ 2,727,435   $  2,883,061   $       777,954   $   (3,192,120)  $  3,196,330
                                                  ===========   ============   ===============   ==============   ============

Current liabilities:
  Notes payable to banks                          $     2,000   $       -      $           623   $         -      $      2,623
  Current maturities of long-term debt                 67,137          3,470               657             -            71,264
  Accounts payable                                     37,567         58,843            74,663             -           171,073
  Accrued excise taxes                                  7,447         15,711            13,263             -            36,421
  Other accrued expenses and liabilities              138,963         46,664           118,200             -           303,827
                                                  -----------   ------------   ---------------   --------------   ------------
      Total current liabilities                       253,114        124,688           207,406             -           585,208
Long-term debt, less current maturities             1,171,694         10,810             9,127             -         1,191,631
Deferred income taxes                                  48,475         79,656            17,108             -           145,239
Other liabilities                                       8,718         29,446            61,104             -            99,268


                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Stockholders' equity:
  Class A and Class B common stock                        960          6,434            64,867          (71,301)           960
  Additional paid-in capital                          469,724      1,221,076           436,466       (1,657,542)       469,724
  Retained earnings                                   795,600      1,363,379            99,823       (1,463,277)       795,525
  Accumulated other comprehensive
    income (loss)                                      11,118         47,572          (117,947)            -           (59,257)
  Treasury stock and other                            (31,968)          -                 -                -           (31,968)
                                                  -----------   ------------   ---------------   --------------   ------------
      Total stockholders' equity                    1,245,434      2,638,461           483,209       (3,192,120)     1,174,984
                                                  -----------   ------------   ---------------   --------------   ------------
  Total liabilities and
    stockholders' equity                          $ 2,727,435   $  2,883,061   $       777,954   $   (3,192,120)  $  3,196,330
                                                  ===========   ============   ===============   ==============   ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2002
--------------------
Current assets:
  Cash and cash investments                       $       838   $      2,084   $         6,039   $         -      $      8,961
  Accounts receivable, net                             86,315        166,875           130,732             -           383,922
  Inventories, net                                     17,662        631,050           128,934              (60)       777,586
  Prepaid expenses and other
    current assets                                      7,148         40,364            13,267             -            60,779
  Intercompany (payable) receivable                   (64,061)          (288)           64,349             -              -
                                                  -----------   ------------   ---------------   --------------   ------------
      Total current assets                             47,902        840,085           343,321              (60)     1,231,248
Property, plant and equipment, net                     36,834        354,431           187,499             -           578,764
Investments in subsidiaries                         2,404,282        558,263              -          (2,962,545)          -
Goodwill                                               51,172        462,676           154,235             -           668,083
Intangible assets, net                                 11,016        361,039            53,932             -           425,987
Other assets                                           22,598        111,892            30,813             -           165,303
                                                  -----------   ------------   ---------------   --------------   ------------
  Total assets                                    $ 2,573,804   $  2,688,386   $       769,800   $   (2,962,605)  $  3,069,385
                                                  ===========   ============   ===============   ==============   ============

Current liabilities:
  Notes payable to banks                          $    50,000   $       -      $         4,775   $         -      $     54,775
  Current maturities of long-term debt                 71,953          3,542             6,114             -            81,609
  Accounts payable                                     34,590         50,425            68,418             -           153,433
  Accrued excise taxes                                 12,244         37,033            10,961             -            60,238
  Other accrued expenses and liabilities               94,067         51,250            99,838             -           245,155
                                                  -----------   ------------   ---------------   --------------   ------------
      Total current liabilities                       262,854        142,250           190,106             -           595,210
Long-term debt, less current maturities             1,278,834         14,237               112             -         1,293,183
Deferred income taxes                                  39,022         91,963            32,161             -           163,146
Other liabilities                                         476         38,174            23,460             -            62,110
Stockholders' equity:
  Class A and Class B common stock                        939          6,434            64,867          (71,301)           939
  Additional paid-in capital                          431,216      1,220,917           436,466       (1,657,383)       431,216
  Retained earnings                                   592,279      1,176,931            56,930       (1,233,921)       592,219
  Accumulated other comprehensive
    income (loss)                                       1,600         (2,520)          (34,302)            -           (35,222)
  Treasury stock and other                            (33,416)          -                 -                -           (33,416)
                                                  -----------   ------------   ---------------   --------------   ------------
      Total stockholders' equity                      992,618      2,401,762           523,961       (2,962,605)       955,736
                                                  -----------   ------------   ---------------   --------------   ------------
  Total liabilities and
    stockholders' equity                          $ 2,573,804   $  2,688,386   $       769,800   $   (2,962,605)  $  3,069,385
                                                  ===========   ============   ===============   ==============   ============


                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 2003
------------------------------------
Gross sales                                       $   817,458   $  1,989,490   $     1,145,520   $     (369,386)  $  3,583,082
  Less - excise taxes                                (148,129)      (412,022)         (291,319)            -          (851,470)
                                                  -----------   ------------   ---------------   --------------   ------------
    Net sales                                         669,329      1,577,468           854,201         (369,386)     2,731,612
Cost of product sold                                 (558,811)    (1,088,899)         (692,558)         369,371     (1,970,897)
                                                  -----------   ------------   ---------------   --------------   ------------
    Gross profit                                      110,518        488,569           161,643              (15)       760,715
Selling, general and administrative
  expenses                                           (109,576)      (146,037)          (95,380)            -          (350,993)
Restructuring charges                                    -            (4,764)             -                -            (4,764)
                                                  -----------   ------------   ---------------   --------------   ------------
    Operating income                                      942        337,768            66,263              (15)       404,958
Gain on change in fair value of
  derivative instruments                               23,129           -                 -                -            23,129
Equity in earnings of
  subsidiary/joint venture                            186,448         55,129              -            (229,341)        12,236
Interest expense, net                                  11,648       (114,051)           (2,984)            -          (105,387)
                                                  -----------   ------------   ---------------   --------------   ------------
    Income before income taxes                        222,167        278,846            63,279         (229,356)       334,936
Provision for income taxes                            (18,846)       (92,398)          (20,386)            -          (131,630)
                                                  -----------   ------------   ---------------   --------------   ------------
Net income                                        $   203,321   $    186,448   $        42,893   $     (229,356)  $    203,306
                                                  ===========   ============   ===============   ==============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 2002
------------------------------------
Gross sales                                       $   832,065   $  1,954,585   $     1,032,130   $     (398,567)  $  3,420,213
  Less - excise taxes                                (147,446)      (408,532)         (257,477)            -          (813,455)
                                                  -----------   ------------   ---------------   --------------   ------------
    Net sales                                         684,619      1,546,053           774,653         (398,567)     2,606,758
Cost of product sold                                 (511,714)    (1,172,935)         (625,522)         398,573     (1,911,598)
                                                  -----------   ------------   ---------------   --------------   ------------
    Gross profit                                      172,905        373,118           149,131                6        695,160
Selling, general and administrative
  expenses                                            (90,301)      (167,521)          (94,857)            -          (352,679)
                                                  -----------   ------------   ---------------   --------------   ------------
    Operating income                                   82,604        205,597            54,274                6        342,481
Equity in earnings of
  subsidiary/joint venture                             90,620         34,488              -            (123,441)         1,667
Interest expense, net                                  (3,689)      (106,610)           (3,890)            -          (114,189)
                                                  -----------   ------------   ---------------   --------------   ------------
    Income before income taxes
      and extraordinary item                          169,535        133,475            50,384         (123,435)       229,959
Provision for income taxes                            (31,566)       (42,855)          (17,563)            -           (91,984)
                                                  -----------   ------------   ---------------   --------------   ------------
    Income before extraordinary item                  137,969         90,620            32,821         (123,435)       137,975
Extraordinary item, net of income taxes                (1,554)          -                 -                -            (1,554)
                                                  -----------   ------------   ---------------   --------------   ------------
Net income                                        $   136,415   $     90,620   $        32,821   $     (123,435)  $    136,421
                                                  ===========   ============   ===============   ==============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 2001
-------------------------------------------
Gross sales                                       $   683,930   $  1,706,609   $       919,341   $     (326,251)  $  2,983,629
  Less - excise taxes                                (131,997)      (396,773)         (228,839)            -          (757,609)
                                                  -----------   ------------   ---------------   --------------   ------------
    Net sales                                         551,933      1,309,836           690,502         (326,251)     2,226,020
Cost of product sold                                 (474,913)      (955,893)         (542,548)         326,273     (1,647,081)
                                                  -----------   ------------   ---------------   --------------   ------------
    Gross profit                                       77,020        353,943           147,954               22        578,939
Selling, general and administrative
  expenses                                            (83,019)       (97,482)         (127,570)            -          (308,071)
                                                  -----------   ------------   ---------------   --------------   ------------
    Operating (loss) income                            (5,999)       256,461            20,384               22        270,868
Equity in earnings of subsidiary                      120,937         (3,825)             -            (117,112)          -
Interest expense, net                                 (27,840)       (76,076)           (4,715)            -          (108,631)
                                                  -----------   ------------   ---------------   --------------   ------------
    Income before income taxes                         87,098        176,560            15,669         (117,090)       162,237
Benefit from (provision for)
  income taxes                                         10,222        (55,623)          (19,494)            -           (64,895)
                                                  -----------   ------------   ---------------   --------------   ------------
Net income (loss)                                 $    97,320   $    120,937   $        (3,825)  $     (117,090)  $     97,342
                                                  ===========   ============   ===============   ==============   ============


                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 28, 2003
------------------------------------------
Net cash provided by operating
  activities                                      $   135,057   $     83,491   $        17,505   $         -      $    236,053

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (15,541)       (39,452)          (16,583)            -           (71,575)
  Payment of accrued earn-out amount                     -            (1,674)             -                -            (1,674)
  Proceeds from sale of assets                              1            409               878             -             1,288
                                                  -----------   ------------   ---------------   --------------   ------------
Net cash used in investing activities                 (15,540)       (40,716)          (15,705)            -           (71,961)
                                                  -----------   ------------   ---------------   --------------   ------------

Cash flows from financing activities:
  Principal payments of long-term debt               (141,423)        (3,458)           (6,253)            -          (151,134)
  Net repayment of notes payable                      (48,000)          -               (3,921)            -           (51,921)
  Payment of issuance costs of
    long-term debt                                        (20)          -                 -                -               (20)
  Exercise of employee stock options                   28,706           -                 -                -            28,706
  Proceeds from issuance of long-term
    debt, net of discount                                -              -               10,000             -            10,000
  Proceeds from employee stock
    purchases                                           2,885           -                 -                -             2,885
  Other                                                  -               142              (142)            -              -
                                                  -----------   ------------   ---------------   --------------   ------------
Net cash used in financing activities                (157,852)        (3,316)             (316)            -          (161,484)
                                                  -----------   ------------   ---------------   --------------   ------------

Effect of exchange rate changes on
  cash and cash investments                            38,923        (40,295)            3,613             -             2,241
                                                  -----------   ------------   ---------------   --------------   ------------

Net increase (decrease) in cash
  and cash investments                                    588           (836)            5,097             -             4,849
Cash and cash investments, beginning
  of year                                                 838          2,084             6,039             -             8,961
                                                  -----------   ------------   ---------------   --------------   ------------
Cash and cash investments, end of year            $     1,426   $      1,248   $        11,136   $         -      $     13,810
                                                  ===========   ============   ===============   ==============   ============

Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 28, 2002
------------------------------------------
Net cash provided by operating
  activities                                      $   110,056   $     82,669   $        20,574   $         -      $    213,299

Cash flows from investing activities:
  Purchases of businesses, net of
    cash acquired                                    (478,574)         5,742              -                -          (472,832)
  Investment in joint venture                            -           (77,282)             -                -           (77,282)
  Purchases of property, plant and
    equipment                                         (11,544)       (43,812)          (15,792)            -           (71,148)
  Proceeds from sale of assets                           -            35,466               349             -            35,815
                                                  -----------   ------------   ---------------   --------------   ------------
Net cash used in investing activities                (490,118)       (79,886)          (15,443)            -          (585,447)
                                                  -----------   ------------   ---------------   --------------   ------------


                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt, net of discount                             250,000           -                2,539             -           252,539
  Proceeds from equity offerings,
    net of fees                                       151,479           -                 -                -           151,479
  Net proceeds from notes payable                      50,000           -                1,403             -            51,403
  Exercise of employee stock options                   45,027           -                 -                -            45,027
  Proceeds from employee stock
    purchases                                           1,986           -                 -                -             1,986
  Principal payments of long-term debt               (249,720)        (9,346)           (1,916)            -          (260,982)
  Payment of issuance costs of
    long-term debt                                     (4,537)          -                 -                -            (4,537)
                                                  -----------   ------------   ---------------   --------------   ------------
Net cash provided by (used in)
  financing activities                                244,235         (9,346)            2,026             -           236,915
                                                  -----------   ------------   ---------------   --------------   ------------

Effect of exchange rate changes on
  cash and cash investments                            (5,439)         5,408            (1,447)            -            (1,478)
                                                  -----------   ------------   ---------------   --------------   ------------

Net (decrease) increase in cash
  and cash investments                               (141,266)        (1,155)            5,710             -          (136,711)
Cash and cash investments, beginning
  of year                                             142,104          3,239               329             -           145,672
                                                  -----------   ------------   ---------------   --------------   ------------
Cash and cash investments, end of year            $       838   $      2,084   $         6,039   $         -      $      8,961
                                                  ===========   ============   ===============   ==============   ============

Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 28, 2001
------------------------------------------
Net cash provided by (used in)
  operating activities                            $    92,765   $     20,479   $        (9,469)  $         -      $    103,775

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                          (5,609)       (42,771)          (19,837)            -           (68,217)
  Purchases of businesses, net of
    cash acquired                                        -              -               (4,459)            -            (4,459)
  Other                                                   120            930               959             -             2,009
                                                  -----------   ------------   ---------------   --------------   ------------
Net cash used in investing activities                  (5,489)       (41,841)          (23,337)            -           (70,667)
                                                  -----------   ------------   ---------------   --------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                              319,400           -                 -                -           319,400
  Exercise of employee stock options                   13,806           -                 -                -            13,806
  Proceeds from employee stock
    purchases                                           1,547           -                 -                -             1,547
  Principal payments of long-term debt               (220,888)           639            (1,659)            -          (221,908)
  Net repayments of notes payable                     (26,800)          (704)            3,889             -           (23,615)
  Payment of issuance costs of
    long-term debt                                     (5,794)          -                 -                -            (5,794)
                                                  -----------   ------------   ---------------   --------------   ------------
Net cash provided by (used in)
  financing activities                                 81,271            (65)            2,230             -            83,436
                                                  -----------   ------------   ---------------   --------------   ------------

Effect of exchange rate changes on
  cash and cash investments                           (26,443)        24,435            (3,172)            -            (5,180)
                                                  -----------   ------------   ---------------   --------------   ------------


                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------
(in thousands)
Net increase (decrease) in cash
  and cash investments                                142,104          3,008           (33,748)            -           111,364
Cash and cash investments, beginning
  of year                                                -               231            34,077             -            34,308
                                                  -----------   ------------   ---------------   --------------   ------------
Cash and cash investments, end of year            $   142,104   $      3,239   $           329   $         -      $    145,672
                                                  ===========   ============   ===============   ==============   ============

21.  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider and bottled water, and wholesale wine, distilled spirits, cider, beer and RTDs soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine) and Corporate Operations and Other (primarily corporate related items). Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management, and the availability of separate financial results. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the accounting changes described in Note 2. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin. The Company evaluates performance based on operating income of the respective business units.

     Segment information is as follows:


                                            For the Years Ended February 28,
                                       ------------------------------------------
                                           2003           2002           2001
                                       ------------   ------------   ------------
(in thousands)
Popular and Premium Wine:
------------------------
Net sales:
  Branded:
    External customers                 $    684,094   $    696,901   $    546,211
    Intersegment                              8,570          9,669          6,451
                                       ------------   ------------   ------------
    Total branded                           692,664        706,570        552,662
                                       ------------   ------------   ------------
  Other:
    External customers                       45,223         57,718         64,799
    Intersegment                             11,537         13,751         16,562
                                       ------------   ------------   ------------
    Total other                              56,760         71,469         81,361
                                       ------------   ------------   ------------
Net sales                              $    749,424   $    778,039   $    634,023
Operating income                       $    107,715   $    104,781   $     50,390
Equity in earnings of joint venture    $     12,236   $      1,667   $       -
Long-lived assets                      $    191,771   $    197,353   $    191,500
Investment in joint venture            $    123,064   $    110,520   $       -
Total assets                           $  1,142,551   $  1,116,515   $    650,554
Capital expenditures                   $     23,394   $     22,523   $     18,043
Depreciation and amortization          $     23,358   $     30,902   $     23,223


                                            For the Years Ended February 28,
                                       ------------------------------------------
                                           2003           2002           2001
                                       ------------   ------------   ------------
(in thousands)
Imported Beer and Spirits:
-------------------------
Net sales:
  Beer                                 $    776,006   $    726,953   $    633,833
  Spirits                                   282,307        274,702        262,933
                                       ------------   ------------   ------------
Net sales                              $  1,058,313   $  1,001,655   $    896,766
Operating income                       $    217,963   $    178,805   $    167,680
Long-lived assets                      $     79,757   $     78,516   $     76,777
Total assets                           $    700,545   $    711,484   $    724,511
Capital expenditures                   $      8,722   $      8,350   $      6,589
Depreciation and amortization          $      9,732   $     17,940   $     16,069

U.K. Brands and Wholesale:
-------------------------
Net sales:
  Branded:
    External customers                 $    229,283   $    223,791   $    225,550
    Intersegment                                189            574          1,193
                                       ------------   ------------   ------------
    Total branded                           229,472        224,365        226,743
  Wholesale                                 560,346        495,532        404,208
                                       ------------   ------------   ------------
Net sales                              $    789,818   $    719,897   $    630,951
Operating income                       $     56,577   $     47,270   $     48,961
Long-lived assets                      $    148,453   $    138,109   $    145,794
Total assets                           $    610,509   $    578,320   $    583,203
Capital expenditures                   $     12,530   $     12,397   $     15,562
Depreciation and amortization          $     14,367   $     19,291   $     17,322

Fine Wine:
---------
Net sales:
  External customers                   $    154,353   $    131,161   $     88,486
  Intersegment                                1,405            753            217
                                       ------------   ------------   ------------
Net sales                              $    155,758   $    131,914   $     88,703
Operating income                       $     55,515   $     39,169   $     24,495
Long-lived assets                      $    169,174   $    156,790   $    130,375
Total assets                           $    676,845   $    628,454   $    394,740
Capital expenditures                   $     21,627   $     23,696   $     27,780
Depreciation and amortization          $      8,442   $     12,850   $     10,296

Corporate Operations and Other:
------------------------------
Net sales                              $       -      $       -      $       -
Operating loss                         $    (32,812)  $    (27,544)  $    (20,658)
Long-lived assets                      $     13,114   $      7,996   $      4,168
Total assets                           $     65,880   $     34,612   $    159,161
Capital expenditures                   $      5,302   $      4,182   $        243
Depreciation and amortization          $      4,190   $      4,421   $      3,473

Intersegment eliminations:
-------------------------
Net sales                              $    (21,701)  $    (24,747)  $    (24,423)


                                            For the Years Ended February 28,
                                       ------------------------------------------
                                           2003           2002           2001
                                       ------------   ------------   ------------
(in thousands)
Consolidated:
------------
Net sales                              $  2,731,612   $  2,606,758   $  2,226,020
Operating income                       $    404,958   $    342,481   $    270,868
Equity in earnings of joint venture    $     12,236   $      1,667   $       -
Long-lived assets                      $    602,469   $    578,764   $    548,614
Investment in joint venture            $    123,064   $    110,520   $       -
Total assets                           $  3,196,330   $  3,069,385   $  2,512,169
Capital expenditures                   $     71,575   $     71,148   $     68,217
Depreciation and amortization          $     60,089   $     85,404   $     70,383

     The Company's areas of operations are principally in the United States. Operations outside the United States consist of the U.K. Brands and Wholesale segment's operations, which are primarily in the United Kingdom. No other single foreign country or geographic area is significant to the consolidated operations.

22.  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. As required, the Company adopted SFAS No. 143 on March 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt the provisions related to the rescission of SFAS No. 4 for fiscal years beginning March 1, 2003. All other provisions of SFAS No. 145 are effective for fiscal years beginning March 1, 2002. The adoption of the applicable provisions of SFAS No. 145 did not have a material impact on the Company's financial statements. The adoption of the provisions rescinding SFAS No. 4 provisions will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of Fiscal 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million).

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Lastly, SFAS No. 148 amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company has adopted the disclosure provisions of SFAS No. 148 for the fiscal year ended February 28, 2003. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN No. 46 requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. Since the Company has no transactions with variable interest entities, the Company does not expect the adoption of FIN No. 46 in its entirety to have a significant impact on the Company's financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For these issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently assessing the financial impact of SFAS No. 149 on its financial statements.

23.  SUBSEQUENT EVENTS

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock (the "Hardy Acquisition"). Hardy is Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand, France and the United States. In addition, Hardy has significant marketing and sales operations in the United Kingdom. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets. As a result of the Hardy Acquisition, the Company also acquired the remaining 50% ownership of PWP, the joint venture the Company established with Hardy in July 2001. Total consideration paid in cash and

Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company expects to incur direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company expects to record an approximate $2 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. The cash portion of the purchase price ($1,060.2 million) was financed with $660.2 million of borrowings under the
Company's 2003 Credit Agreement (as defined below) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined below). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The results of operations of the Hardy business will be included in the Consolidated Statements of Income beginning on the date of acquisition. The purchase price allocation, including the third-party appraisal, is in progress.

     In connection with the Hardy Acquisition, on January 16, 2003, the Company, the U.S. subsidiaries of the Company (excluding certain inactive subsidiaries) and Canandaigua Limited ("Guarantors"), JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Lenders") entered into a new credit agreement, which was subsequently amended and restated on March 19, 2003 (the "2003 Credit Agreement"). The 2003 Credit Agreement provides for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on the fifth anniversary of the first date on which the Lenders' obligation to make loans under the 2003 Credit Agreement commences.

     The required annual repayments of the Tranche A Term Loan facility is $40.0 million in Fiscal 2004 and increases by $20.0 million each year through Fiscal 2008. The required annual repayments of the Tranche B Term Loan, which is backend loaded, is $10.0 million in Fiscal 2004 and increases to $400.0 million in Fiscal 2009.

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2003 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.75% and 2.75%. The initial LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 2.25%, while the initial LIBOR margin on the Tranche B Term Loan facility is 2.75%.

     The Company's obligations are guaranteed by the Guarantors and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of Canandaigua Limited, Matthew Clark plc, Hardy, Constellation Australia Pty Limited and certain other foreign subsidiaries of the Company. In addition, under certain circumstances, the Company and the Guarantors are required to pledge certain of their assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the 2003 Credit Agreement.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness, the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio.

     On January 16, 2003, the Company, the Guarantors, JPMorgan Chase Bank, as a lender and Administrative Agent, and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Bridge Lenders") entered into a bridge loan agreement which was amended and restated as of March 26, 2003, containing commitments of the Bridge Lenders to make bridge loans (the "Bridge Loans") of up to, in the aggregate, $450.0 million (the "Bridge Agreement"). The Bridge Loans are due on the first anniversary of the date of the funding of the Bridge Loans ("Bridge Loan Maturity Date"). The rate of interest payable on the Bridge Loans is equal to LIBOR plus a margin. The initial margin on the Bridge Loans is 3.75%.

     If the Bridge Loans are not repaid on the Bridge Loan Maturity Date, the Bridge Lenders have committed to make certain term loans in an amount corresponding to the then-outstanding amount of the Bridge Loans ("Term Loans"). The Term Loans are due on the seventh anniversary of the date on which the Bridge Loans are funded ("Term Loan Maturity Date"). The rate of interest payable on the Term Loans is equal to LIBOR plus a margin. If the Term Loans are not repaid on the date that is three months after the Bridge Loan Maturity Date, then the margin will increase on a quarterly basis thereafter until the Term Loans are refinanced, exchanged or otherwise repaid in full. The rate of interest payable on any of the Bridge Loans or the Term Loans is capped at 11.50% ("Rate Cap").

     The Lenders have the right to exchange on or after the Bridge Loan Maturity Date all or a portion of their respective Bridge Loans or Term Loans for notes ("Exchange Notes") that will be issued pursuant to an indenture to be entered into among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and an indenture trustee on behalf of the holders of the Exchange Notes. The Exchange Notes indenture will be in a form to be agreed between the Company and the Administrative Agent and will contain terms and a final maturity date that are substantially consistent with the terms and the maturity date of the Term Loans. The Exchange Notes will bear interest at a fixed rate as determined by the exchanging holder that will not exceed the Rate Cap.

     The Guarantors have guaranteed the Company's obligations under the Bridge Agreement.

     The Company and the Guarantors have made certain representations and warranties in the Bridge Agreement which are substantially the same as the representations and warranties in the 2003 Credit Agreement. The Bridge Agreement also contains covenants and events of default that are similar to the covenants and events of default in the indentures pursuant to which the Company issued its senior notes and senior subordinated notes.

     The Company used the proceeds of the Tranche A Term Loan facility, the Tranche B Term Loan facility and a portion of the Revolving Credit facility under the 2003 Credit Agreement to payoff its obligations under the 2000 Credit Agreement, to fund a portion of the cash required to pay the Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company also used $400.0 million of the Bridge Loans to fund the remaining portion of the cash required to pay the former Hardy shareholders.

24.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of selected quarterly financial information is as follows:


                                                                    QUARTER ENDED
                                             ------------------------------------------------------
                                               May 31,     August 31,   November 30,   February 28,
             Fiscal 2003                        2002          2002          2002           2003        Full Year
-------------------------------------        -----------   ----------   ------------   ------------   -----------
(in thousands, except per share data)
Net sales                                    $   650,393   $  689,806   $    738,379   $    653,034   $ 2,731,612
Gross profit                                 $   176,726   $  193,262   $    213,494   $    177,233   $   760,715
Net income                                   $    37,369   $   49,572   $     64,344   $     52,021   $   203,306
Earnings per common share (1):
  Basic                                      $      0.42   $     0.55   $       0.71   $       0.57   $      2.26
                                             ===========   ==========   ============   ============   ===========
  Diluted                                    $      0.40   $     0.53   $       0.69   $       0.56   $      2.19
                                             ===========   ==========   ============   ============   ===========


                                                                    QUARTER ENDED
                                             ------------------------------------------------------
                                               May 31,     August 31,   November 30,   February 28,
             Fiscal 2002                        2001          2001          2001           2002        Full Year
-------------------------------------        -----------   ----------   ------------   ------------   -----------
(in thousands, except per share data)
Net sales (2)                                $   598,432   $  689,127   $    701,854   $    617,345   $ 2,606,758
Gross profit (2)                             $   155,890   $  183,285   $    193,114   $    162,871   $   695,160
Income before extraordinary item             $    23,843   $   35,934   $     49,643   $     28,555   $   137,975
Extraordinary item, net of income taxes (3)  $      -      $     -      $       -      $     (1,554)  $    (1,554)
Net income                                   $    23,843   $   35,934   $     49,643   $     27,001   $   136,421
Earnings per common share (1):
  Basic:
  Income before extraordinary item           $      0.29   $     0.42   $       0.57   $       0.33   $      1.62
  Extraordinary item, net of income taxes           -            -              -             (0.02)        (0.02)
                                             -----------   ----------   ------------   ------------   -----------
  Earnings per common share - basic          $      0.29   $     0.42   $       0.57   $       0.31   $      1.60
                                             ===========   ==========   ============   ============   ===========

  Diluted:
  Income before extraordinary item           $      0.28   $     0.41   $       0.55   $       0.32   $      1.57
  Extraordinary item, net of income taxes           -            -              -             (0.02)        (0.02)
                                             -----------   ----------   ------------   ------------   -----------
  Earnings per common share - diluted        $      0.28   $     0.41   $       0.55   $       0.30   $      1.55
                                             ===========   ==========   ============   ============   ===========

(1) The sum of the quarterly earnings per common share in Fiscal 2003 and Fiscal 2002 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(2) Net sales and gross profit have been restated to reflect the adoption of EITF 01-09. See Note 2 to the consolidated financial statements. Net sales by quarter before the adoption of EITF 01-09 were $642.1 million, $740.8 million, $764.1 million and $673.5 million, respectively. Gross profit by quarter before the adoption of EITF 01-09 were $202.0 million, $237.7 million, $258.4 million and $221.0 million, respectively. Net income was not affected by this adoption.

(3) Represents the write-off of capitalized fees related to the extinguishment of the Company's 8 3/4% Senior Subordinated Notes.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON  ACCOUNTING  AND
-------   ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Information required by this item has been previously reported in the Company's Current Report on Form 8-K dated April 4, 2002, and Form 8-K/A filed May 24, 2002.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 15, 2003, under those sections of the proxy statement titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 15, 2003, under that section of the proxy statement titled "Executive Compensation" and that caption titled "Director Compensation" under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.   SECURITY OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT  AND
--------   ---------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 15, 2003, under those sections of the proxy statement titled "Beneficial Ownership" and "Stock Ownership of Management". Additional information required by this item is as follows:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information with respect to the Company's compensation plans under which its equity securities may be issued, as of February 28, 2003. The equity compensation plans approved by security holders include the Company's Long-Term Stock Incentive Plan, Incentive Stock Option Plan and 1989 Employee Stock Purchase Plan. The equity compensation plans not approved by security holders include the Company's UK Sharesave Scheme (the "UK Plan"). Under the UK Plan, 2,000,000 shares of Class A Stock may be issued to eligible United Kingdom employees and directors of the Company in offerings that typically extend from three to five years. Under the terms of the UK Plan, participants may purchase shares of Class A Stock at the end of the offering period through payroll deductions made during the offering period. The payroll deductions are kept in interest bearing accounts until the participant either exercises the option at the end of the offering or withdraws from the offering.

The exercise price for each offering is fixed at the beginning of the offering by the committee administering the plan and may be no less than 80% of the closing price of the stock on the day the exercise price is fixed. If a participant ceases to be employed by the Company, that participant may exercise the option during a period of time specified in the UK Plan or may withdraw from the offering. During the year ended February 28, 2003, an aggregate of 758 shares were issued pursuant to the UK Plan.


                               EQUITY COMPENSATION PLAN INFORMATION

                                    (a)                      (b)                        (c)
                                                                               Number of securities
                            Number of securities                              remaining available for
                             to be issued upon         Weighted-average        future issuance under
                                exercise of            exercise price of     equity compensation plans
                            outstanding options,      outstanding options,     (excluding securities
Plan Category               warrants and rights       warrants and rights    reflected in column (a))
-------------               --------------------      -------------------    -------------------------
Equity compensation
plans approved by
security holders                 11,407,931                $ 15.63                  12,055,786
Equity compensation
plans not approved by
security holders (1)                   -                       -                     1,999,242

Total                            11,407,931                $ 15.63                  14,055,082

----------------------
     (1) There are currently two ongoing offerings under the UK Plan. The exercise prices for shares that may be purchased at the end of these offerings are $12.6093 and $14.21, respectively. The number of options outstanding that represent the right to purchase shares at the end of the offerings is not determinable because the exchange rate is not known and because the Company cannot predict the level of participation by employees during the remaining term of the offerings.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 15, 2003, under that section of the proxy statement titled "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 14.   CONTROLS AND PROCEDURES
--------   -----------------------

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  1.  Financial Statements

         The following consolidated financial statements of the Company are submitted herewith:

              Reports of Independent Public Accountants - KPMG LLP and Arthur Andersen LLP

              Consolidated Balance Sheets - February 28, 2003, and February 28, 2002

              Consolidated Statements of Income for the years ended February 28, 2003, February 28, 2002, and February 28, 2001

              Consolidated Statements of Changes in Stockholders' Equity for the years ended February 28, 2003, February 28, 2002, and February 28, 2001

              Consolidated  Statements  of  Cash  Flows  for  the  years   ended
              February  28,  2003,  February  28,  2002,  and  February 28, 2001

              Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

Parent company financial statements of the Registrant have been omitted because the Registrant is primarily an operating company and no subsidiary included in the consolidated financial statements has minority equity interests and/or noncurrent indebtedness, not guaranteed by the Registrant, in excess of 5% of total consolidated assets.

     3.  Exhibits required to be filed by Item 601 of Regulation S-K

         For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 96 of this Report.

(b)  Reports on Form 8-K

     The following Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended February 28, 2003:

     (i) Form 8-K dated January 6, 2003. This Form 8-K reported information under Item 5 and included (i) the Company's Condensed Consolidated Balance Sheets as of November 30, 2002 and February 28, 2002; (ii) the Company's Condensed Consolidated Statements of Income for the three months ended November 30, 2002 and November 30, 2001; and
            (iii)
            the Company's Condensed Consolidated Statements of Income for the nine months ended November 30, 2002 and November 30, 2001.

     (ii) Form 8-K dated January 13, 2003. This Form 8-K reported information under Item 5.

     (iii) Form 8-K dated January 16, 2003. This Form 8-K reported information under Items 5, 7 and 9.

     (iv) Form 8-K dated January 21, 2003. This Form 8-K reported information under Items 5 and 7.

     (v) Form 8-K dated February 10, 2003. This Form 8-K reported information under Item 9.

     (vi) Form 8-K dated February 13, 2003. This Form 8-K reported information under Items 7 and 9.

     (vii) Form 8-K dated February 26, 2003. This Form 8-K reported information under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2003                   CONSTELLATION BRANDS, INC.


                                       By: /s/ Richard Sands
                                           -----------------------------------
                                           Richard Sands, Chairman of the
                                           Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Sands                          /s/ Thomas S. Summer
--------------------------------           -----------------------------------
Richard Sands, Chairman of the             Thomas S. Summer, Executive Vice
Board and Chief Executive Officer          President and Chief Financial
(Principal Executive Officer)              Officer (Principal Financial
Dated: May 13, 2003                        Officer and Principal Accounting
                                           Officer)
                                           Dated: May 13, 2003


/s/ Robert Sands                           /s/ George Bresler
--------------------------------           -----------------------------------
Robert Sands, Director                     George Bresler, Director
Dated: May 13, 2003                        Dated: May 13, 2003


/s/ James A. Locke III                     /s/ Thomas C. McDermott
--------------------------------           -----------------------------------
James A. Locke III, Director               Thomas C. McDermott, Director
Dated: May 13, 2003                        Dated: May 13, 2003


/s/ Paul L. Smith                          /s/ Jeananne K. Hauswald
--------------------------------           -----------------------------------
Paul L. Smith, Director                    Jeananne K. Hauswald, Director
Dated: May 13, 2003                        Dated: May 13, 2003

                                 CERTIFICATIONS

I, Richard Sands, certify that:

1. I have reviewed this annual report on Form 10-K of Constellation Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Richard Sands
------------------------------
Richard Sands
Chairman of the Board and
Chief Executive Officer

I, Thomas S. Summer, certify that:

1. I have reviewed this annual report on Form 10-K of Constellation Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Thomas S. Summer
---------------------------------
Thomas S. Summer
Executive Vice President and
Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------

2.1 Purchase Agreement dated as of January 30, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and
        Canandaigua Wine Company, Inc. (a wholly-owned subsidiary of the Company) (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

2.2 First Amendment to Purchase Agreement and Pro Forma Closing Balance Sheet, dated as of March 5, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (filed as Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001 and incorporated herein by reference).

2.3 Second Amendment to Purchase Agreement, dated as of March 5, 2001, by and among Sebastiani Vineyards, Inc., Tuolomne River Vintners Group and Canandaigua Wine Company, Inc. (filed as Exhibit 2.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001 and incorporated herein by reference).

2.4 Agreement and Plan of Merger by and among Constellation Brands, Inc., VVV Acquisition Corp. and Ravenswood Winery, Inc. dated as of April 10, 2001 (filed as Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

2.5 Implementation Deed dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.6 Transaction Compensation Agreement dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.7 No Solicitation Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.3 to the
        Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.8 Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.4 to the
        Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.9 Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

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

4.9 Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed herewith).

4.10 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan
        Chase  Bank  (formerly  known  as  The  Chase  Manhattan  Bank)  acts as
        Administrative  Agent,  The  Bank  of  Nova  Scotia  acts  as

        Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

4.11 Amendment No. 1 to Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

4.12 Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

4.13 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.14 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.15 Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

4.16 Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.17 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as
        Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.18 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed herewith).

4.19 Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company's Registration

        Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.20 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company's Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.21 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed herewith).

4.22 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.23 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.1 Barton Incorporated Management Incentive Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 (Commission File No. 001-08495) and incorporated herein by reference).*

10.2 Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 (Commission File No. 001-08495) and incorporated herein by reference).

10.3 Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (Commission File No. 001-08495) and incorporated herein by reference).*

10.4 Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).*

10.5 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.6 Amendment Number One to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.7 Amendment Number Two to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).*

10.8 Amendment Number Three to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).*

10.9 Amendment Number Four to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.10 Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.11 Amendment Number One to the Company's Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.12 Amendment Number Two to the Company's Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).*

10.13 Amendment Number Three to the Company's Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.14   Annual  Management  Incentive  Plan  of  the  Company  (filed as Exhibit
        10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.15 Amendment Number One to the Company's Annual Management Incentive Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (Commission File No. 001-08495) and incorporated herein by reference).*

10.16 Amendment Number Two to the Company's Annual Management Incentive Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.17 Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).

10.18   Supplemental  Executive  Retirement  Plan  of  the  Company   (filed  as
        Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).*

10.19 First Amendment to the Company's Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).*

10.20 Second Amendment to the Company's Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.21   Credit  Agreement,  dated  as  of  October 6, 1999, between the Company, certain  principal  subsidiaries,  and  certain banks for which JPMorgan
        Chase Bank (formerly known as The Chase Manhattan Bank) acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

10.22 Amendment No. 1 to the Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

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

10.26 Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

10.27 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.28 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit

        4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.29 Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).*

10.30   The  Constellation  Brands  UK  Sharesave  Scheme, as amended  (filed as
        Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

10.31   Letter  Agreement  between  the  Company  and   Thomas J. Mullin,  dated
        February 18, 2000, addressing compensation (filed  herewith).*

11.1    Statement re Computation of Per Share Earnings (filed herewith).

21.1    Subsidiaries of Company (filed herewith).

23.1    Consent of KPMG LLP (filed herewith).

23.2    Information Regarding Consent of Arthur Andersen (filed herewith).

99.1    1989  Employee  Stock  Purchase Plan (Restated June 27, 2001) (filed  as
        Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*  Designates management contract or compensatory plan or arrangement.