Form 10-Q
period 2003-05-31
CONSTELLATION BRANDS INC
filed 2003-07-15
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended May 31, 2003
                               ------------

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2003, is set forth below:

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share               82,866,947
Class B Common Stock, Par Value $.01 Per Share               12,070,730


                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                   May 31,       February 28,
                                                    2003             2003
                                                 -----------     ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash investments                      $     46,008     $    13,810
  Accounts receivable, net                            566,348         399,095
  Inventories, net                                  1,329,108         819,912
  Prepaid expenses and other                          108,773          97,284
                                                 ------------    ------------
    Total current assets                            2,050,237       1,330,101
PROPERTY, PLANT AND EQUIPMENT, net                    981,116         602,469
GOODWILL                                            1,382,889         722,223
INTANGIBLE ASSETS, net                                838,919         382,428
OTHER ASSETS                                          105,795         159,109
                                                 ------------    ------------
  Total assets                                   $  5,358,956    $  3,196,330
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                         $     16,262    $      2,623
  Current maturities of long-term debt                468,575          71,264
  Accounts payable                                    279,877         171,073
  Accrued excise taxes                                 43,812          36,421
  Other accrued expenses and liabilities              411,665         303,827
                                                 ------------    ------------
    Total current liabilities                       1,220,191         585,208
                                                 ------------    ------------
LONG-TERM DEBT, less current maturities             2,293,548       1,191,631
                                                 ------------    ------------
DEFERRED INCOME TAXES                                 253,467         145,239
                                                 ------------    ------------
OTHER LIABILITIES                                     152,088          99,268
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, none at May 31, 2003,
    and February 28, 2003                                -               -
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 85,428,198 shares at
    May 31, 2003, and 81,435,135
    shares at February 28, 2003                           854             814
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,573,670 shares at
    May 31, 2003, and 14,578,490
    shares at February 28, 2003                           146             146
  Additional paid-in capital                          556,712         469,724
  Retained earnings                                   834,714         795,525
  Accumulated other comprehensive income (loss)        79,178         (59,257)
                                                 ------------    ------------
                                                    1,471,604       1,206,952
                                                 ------------    ------------
  Less-Treasury stock-
  Class A Common Stock, 2,749,384
    shares at May 31, 2003,
    and February 28, 2003, at cost                    (29,610)        (29,610)
  Class B Convertible Common Stock,
    2,502,900 shares at May 31, 2003,
    and February 28, 2003, at cost                     (2,207)         (2,207)
                                                 ------------    ------------
                                                      (31,817)        (31,817)
                                                 ------------    ------------
  Less-Unearned compensation-restricted
    stock awards                                         (125)           (151)
                                                 ------------    ------------
    Total stockholders' equity                      1,439,662       1,174,984
                                                 ------------    ------------
  Total liabilities and stockholders' equity     $  5,358,956    $  3,196,330
                                                 ============    ============

       The accompanying notes are an integral part of these statements.


                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                             For the Three Months Ended May 31,
                                             ----------------------------------
                                                 2003                  2002
                                             ------------          ------------
                                              (unaudited)           (unaudited)
GROSS SALES                                  $    989,067          $    860,463
  Less - Excise taxes                            (217,438)             (210,070)
                                             ------------          ------------
    Net sales                                     771,629               650,393
COST OF PRODUCT SOLD                             (563,717)             (473,667)
                                             ------------          ------------
    Gross profit                                  207,912               176,726
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        (106,629)              (90,761)
RESTRUCTURING CHARGES                              (2,316)                 -
                                             ------------          ------------
    Operating income                               98,967                85,965
GAIN ON CHANGE IN FAIR VALUE OF
  DERIVATIVE INSTRUMENTS                            1,181                  -
EQUITY IN EARNINGS OF JOINT VENTURES                  328                 2,739
INTEREST EXPENSE, net                             (39,243)              (27,141)
                                             ------------          ------------
    Income before income taxes                     61,233                61,563
PROVISION FOR INCOME TAXES                        (22,044)              (24,194)
                                             ------------          ------------
NET INCOME                                   $     39,189          $     37,369
                                             ============          ============


SHARE DATA:
Earnings per common share:
  Basic                                      $       0.42          $       0.42
                                             ============          ============
  Diluted                                    $       0.41          $       0.40
                                             ============          ============
Weighted average common shares outstanding:
  Basic                                            92,880                88,845
  Diluted                                          95,661                92,353

       The accompanying notes are an integral part of these statements.


                               CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                    For the Three Months Ended May 31,
                                                                    ----------------------------------
                                                                        2003                  2002
                                                                    ------------          ------------
                                                                     (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $     39,189          $     37,369

  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation of property, plant and equipment                       17,828                14,384
      Amortization of intangible and other assets                          5,966                 1,465
      Deferred tax provision                                               4,650                 1,354
      Loss on extinguishment of debt                                         800                  -
      Stock-based compensation expense                                       158                    25
      Amortization of discount on long-term debt                              20                    14
      (Gain) loss on sale of assets                                       (2,003)                  916
      Gain on change in fair value of derivative instruments              (1,181)                 -
      Equity in earnings of joint ventures                                  (328)               (2,739)
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                                       (39,765)              (32,522)
          Inventories, net                                               (15,169)                8,993
          Prepaid expenses and other current assets                       15,571                (3,512)
          Accounts payable                                               (28,400)                 (174)
          Accrued excise taxes                                             5,461               (14,452)
          Other accrued expenses and liabilities                          (9,494)               33,725
          Other assets and liabilities, net                                  334                (2,495)
                                                                    ------------          ------------
            Total adjustments                                            (45,552)                4,982
                                                                    ------------          ------------
            Net cash (used in) provided by operating activities           (6,363)               42,351
                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                       (1,067,694)                 -
  Purchases of property, plant and equipment                             (18,091)              (12,342)
  Payment of accrued earn-out amount                                        (978)                 (804)
  Proceeds from sale of assets                                             4,896                   633
                                                                    ------------          ------------
            Net cash used in investing activities                     (1,081,867)              (12,513)
                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             1,600,000                  -
  Net proceeds from (repayments of) notes payable                         15,735               (22,560)
  Exercise of employee stock options                                       7,571                 8,816
  Principal payments of long-term debt                                  (492,701)              (18,957)
  Payment of issuance costs of long-term debt                            (32,547)                   (4)
                                                                    ------------          ------------
            Net cash provided by (used in) financing activities        1,098,058               (32,705)
                                                                    ------------          ------------

Effect of exchange rate changes on cash and cash investments              22,370                   470
                                                                    ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                      32,198                (2,397)
CASH AND CASH INVESTMENTS, beginning of period                            13,810                 8,961
                                                                    ------------          ------------
CASH AND CASH INVESTMENTS, end of period                            $     46,008          $      6,564
                                                                    ============          ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired          $  1,893,029          $       -
    Liabilities assumed                                                 (736,244)                 -
                                                                    ------------          ------------
    Net assets acquired                                                1,156,785                  -
    Less - stock issuance                                                (77,243)                 -
    Less - direct acquisition costs previously paid or accrued           (10,343)                 -
    Less - cash acquired                                                  (1,505)                 -
                                                                    ------------          ------------
    Net cash paid for purchases of businesses                       $  1,067,694          $       -
                                                                    ============          ============

                   The accompanying notes are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

1)   MANAGEMENT'S REPRESENTATIONS:

     The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain  February  28,  2003,   and  May  31,  2002,  balances   have  been
reclassified to conform to current year presentation.

2)   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

     Effective March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

     Effective March 1, 2003, the Company completed its adoption of Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of the provisions rescinding SFAS No. 4 will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of Fiscal 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million). The adoption of the remaining provisions of SFAS No. 145 did not have a material impact on the Company's financial statements.

     Effective March 1, 2003, the Company completed its adoption of Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends
Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Lastly, SFAS No. 148 amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Accordingly, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                            For the Three Months
                                                Ended May 31,
                                           ----------------------
                                              2003         2002
                                           ---------    ---------
(in thousands, except per share data)
Net income, as reported                    $  39,189    $  37,369
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects      (2,360)      (3,362)
                                           ---------    ---------
Pro forma net income                       $  36,829    $  34,007
                                           =========    =========

Earnings per common share:
  Basic-as reported                        $    0.42    $    0.42
  Basic-pro forma                          $    0.40    $    0.38

  Diluted-as reported                      $    0.41    $    0.40
  Diluted-pro forma                        $    0.38    $    0.37

3)   ACQUISITIONS:

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001 (collectively, the "Hardy Acquisition"). Hardy is Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand, France and the United States. In addition, Hardy has significant marketing and sales operations in the United Kingdom. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the three months ended May 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's 2003 Credit Agreement (as defined in Note 10) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined in Note 10). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions.

     The  results  of  operations  of   Hardy  and  PWP  are  reported  in   the
Constellation  Wines  segment  and  have  been  included  in  the   Consolidated
Statements of Income since the accounting acquisition date.

     The following table summarizes the estimated fair values of the Hardy Acquisition assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. Estimated fair values at March 27, 2003, are as follows:

               Current assets                    $   574,083
               Property, plant and equipment         317,435
               Other assets                              289
               Trademarks                            396,571
               Goodwill                              602,282
                                                 -----------
                 Total assets acquired             1,890,660

               Current liabilities                   317,116
               Long-term liabilities                 417,771
                                                 -----------
                 Total liabilities assumed           734,887
                                                 -----------

               Net assets acquired               $ 1,155,773
                                                 ===========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended May 31, 2003, and May 31, 2002, respectively. The unaudited pro forma results of operations give effect to the Hardy Acquisition as if it occurred on March 1, 2002. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the three months ended May 31, 2002, do not reflect total nonrecurring charges of $29.9 million ($0.22 per share on a diluted basis) related to transaction costs, primarily for the payment of stock options, which were incurred by Hardy prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.


                                                For the Three Months
                                                   Ended  May  31,
                                              ------------------------
                                                 2003          2002
                                              ----------    ----------
(in thousands, except per share data)
Net sales                                     $  805,381    $  773,074
Income before income taxes                    $   63,079    $   61,817
Net income                                    $   39,236    $   38,106

Earnings per common share:
  Basic                                       $     0.42    $     0.41
                                              ==========    ==========
  Diluted                                     $     0.40    $     0.40
                                              ==========    ==========

Weighted average common shares outstanding:
  Basic                                           94,274        92,134
  Diluted                                         97,055        95,642

4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                       May 31,         February 28,
                                        2003               2003
                                     -----------       ------------
(in thousands)
Raw materials and supplies           $   197,195       $     26,472
In-process inventories                   705,548            534,073
Finished case goods                      426,365            259,367
                                     -----------       ------------
                                     $ 1,329,108       $    819,912
                                     ===========       ============

5)   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:



                                    May 31,       February 28,
                                     2003             2003
                                  ----------      ------------
(in thousands)
Land and land improvements        $  155,025      $     84,758
Vineyards                             80,938            37,394
Buildings and improvements           275,812           173,943
Machinery and equipment              706,009           551,271
Motor vehicles                        14,415             5,468
Construction in progress              50,357            32,839
                                  ----------      ------------
                                   1,282,556           885,673
Less - Accumulated depreciation     (301,440)         (283,204)
                                  ----------      ------------
                                  $  981,116      $    602,469
                                  ===========     ============

6)   GOODWILL:

     The changes in the carrying amount of goodwill for the three months ended May 31, 2003, are as follows:



                                                 Constellation
                                 Constellation     Beers and
                                     Wines          Spirits      Consolidated
                                 -------------   -------------   ------------
(in thousands)
Balance, February 28, 2003       $     590,263   $     131,960   $    722,223
Purchase accounting allocations        603,176            -           603,176
Foreign currency translation
  adjustments                           55,997           1,017         57,014
Purchase price earn-out                    476            -               476
                                  ------------   -------------   ------------
Balance, May 31, 2003             $  1,249,912   $     132,977   $  1,382,889
                                  ============   =============   ============

7)     INTANGIBLE  ASSETS:

     The major components of intangible assets are:


                                         May 31, 2003         February 28, 2003
                                    ---------------------   ---------------------
                                      Gross       Net        Gross        Net
                                    Carrying    Carrying    Carrying    Carrying
                                     Amount      Amount      Amount      Amount
                                    ---------  ----------   ---------  ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements           $  10,158  $    4,052   $  10,158  $    4,434
  Other                                 4,184         514       3,978         345
                                    ---------  ----------   ---------  ----------
      Total                         $  14,342       4,566   $  14,136       4,779
                                    =========               =========

Nonamortizable intangible assets:
  Trademarks                                      813,868                 357,166
  Distributor and agency
    relationships                                  20,458                  20,458
  Other                                                27                      25
                                               ----------              ----------
      Total                                       834,353                 377,649
                                               ----------              ----------
Total intangible assets                        $  838,919              $  382,428
                                               ==========              ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $0.4 million and $0.6 million for the three months ended May 31, 2003, and May 31, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                          (in thousands)
                          2004               $   1,694
                          2005               $   1,502
                          2006               $   1,424
                          2007               $     365
                          2008               $    -

8)   OTHER ASSETS:

     The major components of other assets are as follows:


                                   May 31,    February 28,
                                    2003          2003
                                  ---------   ------------
(in thousands)
Deferred financing costs          $ 55,550    $     28,555
Derivative assets                   23,340            -
Investment in joint ventures         5,459         123,064
Other                               33,150          18,418
                                  ---------   ------------
                                   117,499         170,037
Less - Accumulated amortization    (11,704)        (10,928)
                                  --------    ------------
                                  $105,795    $    159,109
                                  ========    ============

     Deferred financing costs as of May 31, 2003, include $8.1 million of fees associated with the Bridge Loans (see Note 10). These costs are being amortized over the five-month period these loans are estimated to be outstanding. Amortization expense for other assets was included in selling, general and administrative expenses and was $5.5 million and $0.9 million for the three months ended May 31, 2003, and May 31, 2002, respectively.

9)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:


                               May 31,    February 28,
                                2003         2003
                             ----------   ------------
(in thousands)
Advertising and promotions   $   75,945   $     63,155
Income taxes payable             71,111         58,347
Interest                         34,478         22,019
Salaries and commissions         26,747         35,769
Adverse grape contracts          13,883         10,244
Other                           189,501        114,293
                             ----------   ------------
                             $  411,665   $    303,827
                             ==========   ============

10)  BORROWINGS:

     SENIOR CREDIT FACILITY -
     In connection with the Hardy Acquisition, on January 16, 2003, the Company, the U.S. subsidiaries of the Company (excluding certain inactive subsidiaries) and Canandaigua Limited, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Lenders") entered into a new credit agreement, which was subsequently amended and restated on March 19, 2003 (the "2003 Credit Agreement"). The 2003 Credit Agreement provides for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on the fifth anniversary of the first date on which the Lenders' obligation to make loans under the 2003 Credit Agreement commences. Proceeds of the 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company intends to use the remaining availability under the 2003 Credit Agreement to fund its working capital needs on an ongoing basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn at closing. The required annual repayments of the Tranche A Term Loan facility is $40.0 million in fiscal 2004 and increases by $20.0 million each year through fiscal 2008. The required annual repayments of the Tranche B
Term Loan, which is backend loaded, is $10.0 million in fiscal 2004 and increases to $400.0 million in fiscal 2009.

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

     The Company's obligations are guaranteed by the U.S. subsidiaries of the Company (excluding certain inactive subsidiaries), Canandaigua Limited, CBI Australia Holdings Pty Limited, Constellation Australia Pty Limited and Constellation International Holdings Limited and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of Canandaigua Limited, Matthew Clark plc, Hardy, Constellation Australia Pty Limited and certain other foreign subsidiaries of the Company. In addition, under certain circumstances, the Company and the Guarantors are required to pledge certain of their assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the 2003 Credit Agreement.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. Hardy guarantees debt of a joint venture in the maximum amount of $3.5 million as of May 31, 2003, which is permitted under the 2003 Credit Agreement. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio.

     BRIDGE FACILITY -
     On January 16, 2003, the Company, U.S. subsidiaries of the Company (excluding certain inactive subsidiaries) and Canandaigua Limited, JPMorgan Chase Bank, as a lender and Administrative Agent, and certain other lenders
(such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Bridge Lenders") entered into a bridge loan agreement which was amended and restated as of March 26, 2003, containing commitments of the Bridge Lenders to make bridge loans (the "Bridge Loans") of up to, in the aggregate, $450.0 million (the "Bridge Agreement"). On April 9, 2003, the Company used $400.0 million of the Bridge Loans to fund a portion of the cash required to pay the former Hardy shareholders. The Bridge Loans are due on the first anniversary of the date of the funding of the Bridge Loans ("Bridge Loan Maturity Date"). The rate of interest payable on the Bridge Loans is equal to LIBOR plus a margin. The initial margin on the Bridge Loans is 3.75%.

     If the Bridge Loans are not repaid on the Bridge Loan Maturity Date, the Bridge Lenders have committed to make certain term loans in an amount corresponding to the then-outstanding amount of the Bridge Loans ("Term Loans"). The Term Loans are due on the seventh anniversary of the date on which the Bridge Loans are funded ("Term Loan Maturity Date"). The rate of interest payable on the Term Loans is equal to LIBOR plus a margin. The rate of interest payable on any of the Bridge Loans or the Term Loans is capped at 11.50% ("Rate Cap"). If the Bridge Loans are not repaid on the date that is three months after the date of funding, then the margin will increase on a quarterly basis thereafter until the rate of interest payable reaches the Rate Cap.

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

     As of May 31, 2003, under the 2003 Credit Agreement, the Company had outstanding Tranche A term loans of $400.0 million bearing a weighted average interest rate of 3.6%, Tranche B term loans of $800.0 million bearing a weighted average interest rate of 4.1%, $15.0 million of revolving loans bearing a weighted average interest rate of 3.1%, undrawn revolving letters of credit of $15.1 million, and $369.9 million in revolving loans available to be drawn.
Also, as of May 31, 2003, under the Bridge Agreement, the Company had outstanding $400.0 million of Bridge Loans bearing a weighted average interest rate of 5.1%. As the Company intends to repay the Bridge Loans at or prior to the Bridge Loan Maturity Date, these Bridge Loans are classified as current liabilities on the Consolidated Balance Sheet.

11)  OTHER LIABILITIES:

     The major components of other liabilities are as follows:

                                         May 31,     February 28,
                                          2003           2003
                                        ---------    ------------
      (in thousands)
      Adverse grape contracts           $  69,140    $     22,550
      Accrued pension liability            38,026          36,351
      Other                                44,922          40,367
                                        ---------    ------------
                                        $ 152,088    $     99,268
                                        =========    ============

12)  EARNINGS PER COMMON SHARE:

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

     The computation of basic and diluted earnings per common share is as follows:



                                                        For the Three Months
                                                            Ended May 31,
                                                       ---------------------
                                                          2003        2002
                                                       ---------   ---------
(in thousands, except per share data)
Income applicable to common shares                     $  39,189   $  37,369
                                                       =========   =========

Weighted average common shares outstanding - basic        92,880      88,845
Stock options                                              2,781       3,508
                                                       ---------   ---------
Weighted average common shares outstanding - diluted      95,661      92,353
                                                       =========   =========

Earnings per common share - basic                      $    0.42   $    0.42
                                                       =========   =========
Earnings per common share - diluted                    $    0.41   $    0.40
                                                       =========   =========

     Stock options to purchase 0.9 million shares of Class A Common Stock at a weighted average price per share of $27.39 were outstanding during the three months ended May 31, 2003, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period. There were no anti-dilutive options outstanding during the three months ended May 31, 2002.

13)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:


                                                         For the Three Months
                                                            Ended May 31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
(in thousands)
Net income                                            $   39,189   $   37,369
Other comprehensive income, net of tax:
  Foreign currency translation adjustments               127,771        7,688
  Cash flow hedges:
    Net derivative gains, net of tax effect
      of $7,021                                           12,482         -
    Reclassification adjustments, net of tax effect
      of $10                                                -             (16)
                                                      ----------   ----------
  Net cash flow hedges                                    12,482          (16)
  Minimum pension liability adjustment, net of tax
    effect of $1,022 and $260, respectively               (1,818)        (390)
                                                      ----------   ----------
Total comprehensive income                            $  177,624   $   44,651
                                                      ==========   ==========

     Accumulated other comprehensive income (loss), net of tax effects, includes the following components:


                                   Foreign             Net           Minimum         Accumulated
                                   Currency        Unrealized        Pension            Other
                                  Translation       Gains on        Liability       Comprehensive
                                  Adjustments      Derivatives      Adjustment      Income (Loss)
                                 ------------      -----------      ----------      -------------
(in thousands)
Balance, February 28, 2003       $    (16,722)     $      -         $  (42,535)     $     (59,257)
Current period change                 127,771           12,482          (1,818)           138,435
                                 ------------      -----------      ----------      -------------
Balance, May 31, 2003            $    111,049      $    12,482      $  (44,353)     $      79,178
                                 ============      ===========      ==========      =============

     Hardy utilized derivative instruments to a more extensive degree than did the Company prior to the Hardy Acquisition. These derivative instruments are obtained to reduce the risk of foreign currency exchange rate fluctuation resulting from the sale of product denominated in various foreign currencies. These instruments have been qualified and are being accounted for as cash flow hedges in accordance with the Company's pre-existing accounting policies.

14)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of May 31, 2003, and February 28, 2003, and the condensed consolidating statements of income and cash flows for the three months ended May 31, 2003, and May 31, 2002, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in
Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and include the recently adopted accounting pronouncements described in
Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at May 31, 2003
---------------
Current assets:
  Cash and cash investments                      $    16,333   $     1,785   $      27,890   $       -      $     46,008
  Accounts receivable, net                            96,317       149,364         320,667           -           566,348
  Inventories, net                                    18,409       651,591         659,252           (144)     1,329,108
  Prepaid expenses and other
    current assets                                     7,838        59,196          41,739           -           108,773
  Intercompany (payable) receivable                  633,408     1,088,492      (1,721,900)          -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                           772,305     1,950,428        (672,352)          (144)     2,050,237
Property, plant and equipment, net                    47,920       355,229         577,967           -           981,116
Investments in subsidiaries                        2,884,672       709,790            -        (3,594,462)          -
Goodwill                                              71,172       504,511         807,206           -         1,382,889
Intangible assets, net                                10,893       303,386         524,640           -           838,919
Other assets                                         576,841      (640,762)        169,716           -           105,795
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 4,363,803   $ 3,182,582   $   1,407,177   $ (3,594,606)  $  5,358,956
                                                 ===========   ===========   =============   ============   ============

Current liabilities:
  Notes payable to banks                         $    15,000   $      -      $       1,262   $       -      $     16,262
  Current maturities of long-term debt               450,056         3,719          14,800           -           468,575
  Accounts payable                                    25,024        17,998         236,855           -           279,877
  Accrued excise taxes                                 6,315        18,835          18,662           -            43,812
  Other accrued expenses and liabilities             133,179        88,396         190,090           -           411,665
                                                 -----------   -----------   -------------   ------------   ------------
      Total current liabilities                      629,574       128,948         461,669           -         1,220,191
Long-term debt, less current maturities            2,253,313         9,588          30,647           -         2,293,548
Deferred income taxes                                 50,440        79,655         123,372           -           253,467
Other liabilities                                      7,652        28,552         115,884           -           152,088
Stockholders' equity:
  Class A and Class B common stock                     1,000         6,434          64,867        (71,301)         1,000
  Additional paid-in capital                         556,712     2,049,513         436,466     (2,485,979)       556,712
  Retained earnings                                  834,859       828,725         208,456     (1,037,326)       834,714
  Accumulated other comprehensive
    income (loss)                                     62,195        51,167         (34,184)          -            79,178
  Treasury stock and other                           (31,942)         -               -              -           (31,942)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,442,824     2,935,839         675,605     (3,594,606)     1,439,662
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 4,363,803   $ 3,182,582   $   1,407,177   $ (3,594,606)  $  5,358,956
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2003
--------------------
Current assets:
  Cash and cash investments                      $     1,426   $     1,248   $      11,136   $       -      $     13,810
  Accounts receivable, net                           120,554       141,156         137,385           -           399,095
  Inventories, net                                    20,378       654,945         144,664            (75)       819,912
  Prepaid expenses and other
    current assets                                    31,452        52,411          13,421           -            97,284
  Intercompany (payable) receivable                 (177,332)      136,002          41,330           -              -
                                                ------------   -----------   -------------   ------------   ------------
      Total current assets                            (3,522)      985,762         347,936            (75)     1,330,101
Property, plant and equipment, net                    46,379       358,180         197,910           -           602,469
Investments in subsidiaries                        2,590,889       601,156            -        (3,192,045)          -
Goodwill                                              51,172       495,636         175,415           -           722,223
Intangible assets, net                                10,918       315,952          55,558           -           382,428
Other assets                                          31,599       126,375           1,135           -           159,109
                                                ------------   -----------   -------------   ------------   ------------
  Total assets                                  $  2,727,435   $ 2,883,061   $     777,954   $ (3,192,120)  $  3,196,330
                                                ============   ===========   =============   ============   ============


Current liabilities:
  Notes payable to banks                        $      2,000   $      -      $         623   $       -      $      2,623
  Current maturities of long-term debt                67,137         3,470             657           -            71,264
  Accounts payable                                    37,567        58,843          74,663           -           171,073
  Accrued excise taxes                                 7,447        15,711          13,263           -            36,421
  Other accrued expenses and liabilities             138,963        46,664         118,200           -           303,827
                                                ------------   -----------   -------------   ------------   ------------
      Total current liabilities                      253,114       124,688         207,406           -           585,208
Long-term debt, less current maturities            1,171,694        10,810           9,127           -         1,191,631
Deferred income taxes                                 48,475        79,656          17,108           -           145,239
Other liabilities                                      8,718        29,446          61,104           -            99,268
Stockholders' equity:
  Class A and Class B common stock                       960         6,434          64,867        (71,301)           960
  Additional paid-in capital                         469,724     1,221,076         436,466     (1,657,542)       469,724
  Retained earnings                                  795,600     1,363,379          99,823     (1,463,277)       795,525
  Accumulated other comprehensive
    income (loss)                                     11,118        47,572        (117,947)          -           (59,257)
  Treasury stock and other                           (31,968)         -               -              -           (31,968)
                                                ------------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,245,434     2,638,461         483,209     (3,192,120)     1,174,984
                                                ------------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                        $  2,727,435   $ 2,883,061   $     777,954   $ (3,192,120)  $  3,196,330
                                                ============   ===========   =============   ============   ============


Condensed Consolidating Statement of
------------------------------------
Income for the Three Months Ended
---------------------------------
May 31, 2003
------------
Gross sales                                     $    172,326   $   497,302   $     410,098   $    (90,659)  $    989,067
  Less - excise taxes                                (29,853)     (105,280)        (82,305)          -          (217,438)
                                                ------------   -----------   -------------   ------------   ------------
    Net sales                                        142,473       392,022         327,793        (90,659)       771,629
Cost of product sold                                (118,553)     (272,615)       (263,400)        90,851       (563,717)
                                                ------------   -----------   -------------   ------------   ------------
    Gross profit                                      23,920       119,407          64,393            192        207,912
Selling, general and administrative
  expenses                                           (28,901)      (42,685)        (35,043)          -          (106,629)
Restructuring charges                                   -           (1,991)           (325)          -            (2,316)
                                                ------------   -----------   -------------   ------------   ------------
    Operating income                                  (4,981)       74,731          29,025            192         98,967
Gain on change in fair value of
  derivative instruments                               1,181          -               -              -             1,181
Equity in earnings of
  subsidiary/joint venture                            46,189        12,858           2,206        (60,925)           328
Interest expense, net                                 (1,564)      (25,129)        (12,550)          -           (39,243)
                                                ------------   -----------   -------------   ------------   ------------
    Income before income taxes                        40,825        62,460          18,681        (60,733)        61,233
Provision for income taxes                                50       (16,271)         (5,823)          -           (22,044)
                                                ------------   -----------   -------------   ------------   ------------
Net income                                      $     40,875   $    46,189   $      12,858   $    (60,733)  $     39,189
                                                ============   ===========   =============   ============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2002
---------------------------------------
Gross sales                                     $    175,739   $   471,808   $     273,411   $    (61,947)  $    859,011
  Less - excise taxes                                (32,732)     (105,383)        (71,955)          -          (210,070)
                                                ------------   -----------   -------------   ------------   ------------
    Net sales                                        143,007       366,425         201,456        (61,947)       648,941
Cost of product sold                                (112,982)     (257,633)       (164,942)        61,890       (473,667)
                                                ------------   -----------   -------------   ------------   ------------
    Gross profit                                      30,025       108,792          36,514            (57)       175,274
Selling, general and administrative
  expenses                                           (23,376)      (41,458)        (24,475)          -           (89,309)
                                                ------------   -----------   -------------   ------------   ------------
    Operating income                                   6,649        67,334          12,039            (57)        85,965
Equity in earnings of
  subsidiary/joint venture                            32,144        10,351            -           (39,756)         2,739
Interest expense, net                                  2,053       (28,574)           (620)          -           (27,141)
                                                ------------   -----------   -------------   ------------   ------------
    Income before income taxes                        40,846        49,111          11,419        (39,813)        61,563
Provision for income taxes                            (3,420)      (16,967)         (3,807)          -           (24,194)
                                                ------------   -----------   -------------   ------------   ------------
Net income                                      $     37,426   $    32,144   $       7,612   $    (39,813)  $     37,369
                                                ============   ===========   =============   ============   ============
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2003
---------------------------------------
Net cash provided by operating activities       $ (1,551,951)  $(1,934,690)  $    (389,102)   $       -   $       (6,363)

Cash flows from investing activities:
  Purchase of business, net of cash                   67,574    (1,744,985)        610,717            -       (1,067,694)
  Purchases of property, plant and
    equipment                                         (3,288)       (5,268)         (9,535)          -           (18,091)
  Payment of accrued earn-out amount                    -             (978)           -              -              (978)
  Proceeds from sale of assets                          -             -              4,896           -             4,896
                                                ------------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 63,286    (1,751,231)        606,078           -        (1,081,867)
                                                ------------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt, net of discount                          1,600,000          -               -              -         1,600,000
  Net proceeds of notes payable                       13,000          -              2,735           -            15,735
  Exercise of employee stock options                   7,571          -               -              -             7,571
  Principal payments of long-term debt              (145,363)         (840)       (346,498)          -          (492,701)
  Payment of issuance costs of
    long-term debt                                   (32,547)         -               -              -           (32,547)
  Other                                                 -         (211,400)         211,400          -              -
                                                ------------   -----------   -------------   ------------   ------------
Net cash used in financing activities              1,442,661       212,240        (132,363)          -         1,098,058
                                                ------------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                           60,911        29,318         (67,859)          -            22,370
                                                ------------   -----------   -------------   ------------   ------------

Net increase (decrease) in cash
  and cash investments                                14,907           537          16,754           -            32,198
Cash and cash investments, beginning
  of period                                            1,426         1,248          11,136           -            13,810
                                                ------------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                        $     16,333   $     1,785   $      27,890   $       -      $     46,008
                                                ============   ===========   =============   ============   ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2002
---------------------------------------
Net cash provided by (used in)
  operating activities                          $     25,951   $    18,151   $      (1,751)  $       -      $     42,351

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (1,409)       (7,245)         (3,688)          -           (12,342)
  Other                                                 -             (404)            233           -              (171)
                                                ------------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (1,409)       (7,649)         (3,455)          -           (12,513)
                                                ------------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Net repayments of  notes payable                   (22,500)         -                (60)          -           (22,560)
  Principal payments of long-term debt               (17,989)         (733)           (235)          -           (18,957)
  Payment of issuance costs of
    long-term debt                                        (4)         -               -              -                (4)
  Exercise of employee stock options                   8,816          -               -              -             8,816
                                                ------------   -----------   -------------   ------------   ------------
Net cash used in financing activities                (31,677)         (733)           (295)          -           (32,705)
                                                ------------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                            6,297        (6,150)            323           -               470
                                                ------------   -----------   -------------   ------------   ------------

Net (decrease) increase in cash
  and cash investments                                  (838)        3,619          (5,178)          -            (2,397)
Cash and cash investments, beginning
  of period                                              838         2,084           6,039           -             8,961
                                                ------------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                        $       -      $     5,703   $         861   $       -      $      6,564
                                                ============   ===========   =============   ============   ============

15)  BUSINESS SEGMENT INFORMATION:

     As a result of the Hardy Acquisition, the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company now reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). The new business segments reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring charges and unusual costs that affect comparability. Accordingly, the financial information for the three months ended May 31, 2002, has been restated to conform to the new segment presentation. For the three months ended May 31, 2003, restructuring and unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $5.5 million and $4.1 million, respectively, and restructuring charges of $2.3 million. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and include the recently adopted accounting pronouncements described in Note 2 herein.

     Segment information is as follows:


                                                 For the Three Months
                                                    Ended May 31,
                                             ----------------------------
                                                 2003            2002
                                             ------------    ------------
(in thousands)
Constellation Wines:
-------------------
Net sales:
  Branded wine                               $    310,010    $    214,011
  Wholesale and other                             184,150         164,477
                                             ------------    ------------
Net sales                                    $    494,160    $    378,488
Segment operating income                     $     61,023    $     38,838
Equity in earnings of joint ventures         $        328    $      2,739
Long-lived assets                            $    885,832    $    493,461
Investment in joint ventures                 $      5,459    $    113,259
Total assets                                 $  4,755,830    $  2,338,080
Capital expenditures                         $     14,728    $     10,260
Depreciation and amortization                $     15,550    $     12,239








Constellation Beers and Spirits:
-------------------------------
Net sales:
  Imported beers                             $    207,264    $    199,706
  Spirits                                          70,205          72,199
                                             ------------    ------------
Net sales                                    $    277,469    $    271,905
Segment operating income                     $     59,883    $     54,421
Long-lived assets                            $     81,564    $     78,727
Total assets                                 $    754,543    $    727,608
Capital expenditures                         $      1,783    $      1,908
Depreciation and amortization                $      2,560    $      2,572

Corporate Operations and Other:
------------------------------
Net sales                                    $       -       $       -
Segment operating loss                       $    (10,071)   $     (7,294)
Long-lived assets                            $     13,720    $      8,023
Total assets                                 $   (151,417)   $     30,746
Capital expenditures                         $      1,580    $        174
Depreciation and amortization                $      5,684    $      1,038

Restructuring and Unusual Costs:
-------------------------------
Operating loss                               $    (11,868)   $       -

Consolidated:
------------
Net sales                                    $    771,629    $    650,393
Operating income                             $     98,967    $     85,965
Equity in earnings of joint ventures         $        328    $      2,739
Long-lived assets                            $    981,116    $    580,211
Investment in joint ventures                 $      5,459    $    113,259
Total assets                                 $  5,358,956    $  3,096,434
Capital expenditures                         $     18,091    $     12,342
Depreciation and amortization                $     23,794    $     15,849

16)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN No. 46 requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The Company is required to adopt FIN No. 46 in its entirety beginning September 1, 2003. The Company is currently assessing the financial impact of FIN No. 46 on its financial statements.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning September 1, 2003. The Company is currently assessing the financial impact of SFAS No. 150 on its financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

     Through February 28, 2003, the Company reported its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider, and bottled water, and wholesale wine, distilled spirits, cider, beer, RTDs and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items). As a result of the Hardy Acquisition (as defined below), the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company now reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beer and distilled spirits) and Corporate Operations and Other. The new business segments reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring charges and unusual costs that affect comparability. Accordingly, the financial information for First Quarter 2003 (as defined below) has been restated to conform to the new segment presentation.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 2003 ("First Quarter 2004"), compared to the three months ended May 31, 2002 ("First Quarter 2003"), and (ii) financial liquidity and capital resources for First Quarter 2004. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 ("Fiscal 2003").

ACQUISITION OF HARDY

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001 (collectively, the "Hardy Acquisition"). Hardy is Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand, France and the United States. In addition, Hardy has significant marketing and sales operations in the United Kingdom. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets. Hardy has a comprehensive portfolio of wine products across all price points with a strong focus on premium wine production. Hardy's wines are distributed worldwide through a network of marketing and sales operations, with the majority of sales generated in Australia, the United Kingdom and the United States.

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the three months ended May 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's 2003 Credit Agreement (as defined below) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined below). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions.

     The results of operations of Hardy and PWP have been reported in the Company's Constellation Wines segment as of March 27, 2003. The Hardy Acquisition is significant and the Company expects it to have a material impact on the Company's future results of operations, financial position and cash flows.


RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for First Quarter 2004 and First Quarter 2003.



                                           First Quarter 2004 Compared to First Quarter 2003
                                           -------------------------------------------------
                                                              Net Sales
                                                              ---------
                                                                                  % Increase
                                              2004               2003             (Decrease)
                                           -----------        ---------           ----------
Constellation Wines:
  Branded wine                             $   310,010        $ 214,011               44.9 %
  Wholesale and other                          184,150          164,477               12.0 %
                                           -----------        ---------
Constellation Wines net sales              $   494,160        $ 378,488               30.6 %
                                           -----------        ---------
Constellation Beers and Spirits:
  Imported beers                           $   207,264        $ 199,706                3.8 %
  Spirits                                       70,205           72,199               (2.8)%
                                           -----------        ---------
Constellation Beers and Spirits net sales  $   277,469        $ 271,905                2.0 %
                                           -----------        ---------
Corporate Operations and Other             $      -           $    -                   N/A
                                           -----------        ---------
Consolidated Net Sales                     $   771,629        $ 650,393               18.6 %
                                           ===========        =========

     Net sales for First Quarter 2004 increased to $771.6 million from $650.4 million for First Quarter 2003, an increase of $121.2 million, or 18.6%. This increase resulted primarily from the inclusion of $101.9 million of net sales of products acquired in the Hardy Acquisition. In addition, net sales increased due to increases in U.K. wholesale sales, imported beer sales and a favorable foreign currency impact of $18.2 million.

     Constellation Wines
     -------------------

     Net sales for Constellation Wines increased to $494.2 million for First Quarter 2004 from $378.5 million in First Quarter 2003, an increase of $115.7 million, or 30.6%. This increase was primarily due to the addition of $98.5 million of sales of branded wine acquired in the Hardy Acquisition and also included a positive impact on branded wine sales of $3.0 million from foreign exchange partially offset by a decrease in the Company's base (non Hardy) sales. Wholesale and other net sales increased $19.7 million due to a favorable foreign currency impact of $15.2 million, partially offset by lower cider sales. The Company continues to face a challenging wine environment due to competitive discounting driven in part by excess grape supplies. The Company does not believe this is a long-term issue. The Company has taken a strategy of preserving the long-term brand equity of its portfolio and investing its marketing dollars in the higher growth sectors of the wine business.

     Constellation Beers and Spirits
     -------------------------------

     Net sales for Beers and Spirits increased to $277.5 million for First Quarter 2004 from $271.9 million for First Quarter 2003, an increase of $5.6 million, or 2.0%. This increase resulted primarily from both volume gains and higher average prices of beer , which increased $7.6 million, or 3.8%, partially offset by spirits sales which were down $2.0 million, or (2.8%), on flat volume. The higher average beer prices resulted from a price increase on the Company's Mexican portfolio, which took effect in First Quarter 2003. The decline in spirits sales was due primarily to sales mix towards lower average priced brands.

     GROSS PROFIT

     The Company's gross profit increased to $207.9 million for First Quarter 2004 from $176.7 million for First Quarter 2003, an increase of $31.2 million, or 17.6%. The dollar increase in gross profit resulted primarily from sales from the Hardy Acquisition of $26.8 million (net of $5.5 million of pass through of stepped - up inventory costs), higher average beer sales and lower average spirits costs, partially offset by higher average beer costs. Gross profit as a percent of net sales decreased to 26.9% for First Quarter 2004 from 27.2% for First Quarter 2003 primarily due to the Hardy Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $106.6 million for First Quarter 2004 from $90.8 million for First Quarter 2003, an increase of $15.9 million, or 17.5%. This increase resulted primarily from $11.4 million in selling, general and administrative expenses related to the brands acquired in the Hardy Acquisition. In addition, $4.1 million of amortized deferred financing costs associated with non-continuing financing in connection with the Hardy Acquisition were included in the Corporate Operations and Other segment. These costs were primarily related to the bridge loan agreement. Selling, general and administrative expenses as a percent of net sales decreased to 13.8% for First Quarter 2004 as compared to 14.0% for First Quarter 2003 due primarily to the Hardy Acquisition which had a lower percentage of selling, general and administrative expenses than the Company's base businesses.

     RESTRUCTURING CHARGES

     Restructuring charges resulted from the realignment of business operations in the Company's wine segment, as previously announced in the Company's fourth quarter of fiscal 2003. The Company recorded a restructuring charge of $2.3 million in First Quarter 2004 and expects to incur additional charges of approximately $5.0 million for the previously announced actions over the remainder of fiscal 2004.

     In June 2003, the Company made a decision to exit the commodity concentrate product line located in Madera, California. The commodity concentrate product line is facing declining sales and profits and is not part of the Company's core business, beverage alcohol. The Company will continue to produce and sell value-added, proprietary concentrate products such as MegaColors.

     Related to exiting commodity concentrate, the Company will sell its Escalon facility, located in Escalon, California, and move all remaining production and storage from Escalon to Madera and other locations. By exiting commodity concentrate, the Company will free up capacity at its winery in Madera and forego further investment in its Escalon facility. The Company believes these steps will simplify its wine operations and will result in a better use of its capital.

     The total restructuring charge for exiting the commodity concentrate product line and closing the Escalon facility is expected to be $56 million and is expected to be incurred over the next six quarters, beginning with an estimated $40 million in the second quarter of fiscal 2004. Of the total restructuring charges, approximately $25 million relate to inventory charges which will be included in cost of product sold. The remaining charges result from renegotiating existing grape contracts associated with commodity concentrate and the Escalon facility, asset write-offs and severance-related costs. More than half of the charges are non-cash charges.

     OPERATING INCOME

     The following table sets forth the operating income/(loss) (in thousands of dollars) by operating segment of the Company for First Quarter 2004 and First Quarter 2003.


                                 First Quarter 2004 Compared to First Quarter 2003
                                 -------------------------------------------------
                                               Operating Income (Loss)
                                 -------------------------------------------------
                                    2004                 2003           % Increase
                                 ---------            ---------         ----------
Constellation Wines              $  61,023            $  38,838             57.1 %
Constellation Beers and Spirits     59,883               54,421             10.0 %
Corporate Operations and Other     (10,071)              (7,294)            38.1 %
                                 ---------            ---------
  Total Reportable Segments        110,835               85,965             28.9 %
Restructuring and Unusual Costs    (11,868)                -                 N/A
                                 ---------            ---------
Consolidated Operating Income    $  98,967            $  85,965             15.1 %
                                 =========            =========

     Restructuring and unusual costs of $11.9 million for First Quarter 2004 included restructuring and certain unusual costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow-through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $5.5 million and $4.1 million, respectively, and restructuring charges of $2.3 million. As a result of these costs and the above factors, consolidated operating income increased to $99.0 million for First Quarter 2004 from $86.0 million for First Quarter 2003, an increase of $13.0 million, or 15.1%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $39.2 million for First Quarter 2004 from $27.1 million for First Quarter 2003, an increase of $12.1 million, or 44.6%. The increase resulted from higher average borrowings due to the financing of the Hardy Acquisition, partially offset by a lower average borrowing rate, and $1.7 million of imputed interest expense related to the Hardy Acquisition.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate for First Quarter 2004 was 36.0% as compared to 39.3% for First Quarter 2003 as a result of the Hardy Acquisition, which significantly increases the allocation of income to jurisdictions with lower income tax rates.

     NET INCOME

     As a result of the above factors, net income increased to $39.2 million for First Quarter 2004 from $37.4 million for First Quarter 2003, an increase of $1.8 million, or 4.9%.


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

FIRST QUARTER 2004 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash used in operating activities for First Quarter 2004 was $6.4 million, which resulted from $65.1 million in net income adjusted for non-cash items, less $71.5 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and a decrease in accounts payable.

     INVESTING ACTIVITIES

     Net cash used in investing activities for First Quarter 2004 was $1,081.9 million, which resulted primarily from net cash paid of $1,067.7 million for the purchases of businesses and $18.1 million of capital expenditures.

     FINANCING ACTIVITIES

     Net cash provided by financing activities for First Quarter 2004 was $1,098.1 million resulting primarily from proceeds of $1,600.0 million from issuance of long-term debt, including $1,060.2 million of long-term debt incurred to acquire Hardy. This amount was partially offset by principal payments of long-term debt of $492.7 million.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of July 15, 2003, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during First Quarter 2004.

DEBT

     Total debt outstanding as of May 31, 2003, amounted to $2,778.4 million, an increase of $1,512.9 million from February 28, 2003. The ratio of total debt to total capitalization increased to 65.9% as of May 31, 2003, from 51.9% as of February 28, 2003.

SENIOR CREDIT FACILITY

     2003 Credit Agreement
     ---------------------

     In connection with the Hardy Acquisition, on January 16, 2003, the Company, the U.S. subsidiaries of the Company (excluding certain inactive subsidiaries) and Canandaigua Limited, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Lenders") entered into a new credit agreement, which was subsequently amended and restated on March 19, 2003 (the "2003 Credit Agreement"). The 2003 Credit Agreement provides for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on the fifth anniversary of the first date on which the Lenders' obligation to make loans under the 2003 Credit Agreement commences. Proceeds of the 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former Hardy shareholders and to pay indebtedness outstanding under certain Hardy's credit facilities. The
Company intends to use the remaining availability under the 2003 Credit Agreement to fund its working capital needs on an ongoing basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn at closing. The required annual repayments of the Tranche A Term Loan facility is $40.0 million in fiscal 2004 and increases by $20.0 million each year through fiscal 2008. The required annual repayments of the Tranche B Term Loan, which is backend loaded, is $10.0 million in fiscal 2004 and increases to $400.0 million in fiscal 2009.

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

     The Company's obligations are guaranteed by the U.S. subsidiaries of the Company (excluding certain inactive subsidiaries) Canandaigua Limited, CBI Australia Holdings Pty Limited, Constellation Australia Pty Limited and Constellation International Holdings Limited ("Guarantors"), and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of Canandaigua Limited, Matthew Clark plc, Hardy, Constellation Australia Pty Limited and certain other foreign subsidiaries of the Company. In addition, under certain circumstances, the Company and the Guarantors are required to pledge certain of their assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the 2003 Credit Agreement.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. Hardy guarantees debt of a joint venture in the maximum amount of $3.5 million as of May 31, 2003, which is permitted under the 2003 Credit Agreement. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio.

     Bridge Agreement
     ----------------

     On January 16, 2003, the Company, the U.S. subsidiaries of the Company (excluding certain inactive subsidiaries) and Canandaigua Limited, JPMorgan Chase Bank, as a lender and Administrative Agent, and certain other lenders
(such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Bridge Lenders") entered into a bridge loan agreement which was amended and restated as of March 26, 2003, containing commitments of the Bridge Lenders to make bridge loans (the "Bridge Loans") of up to, in the aggregate, $450.0 million (the "Bridge Agreement"). On April 9, 2003, the Company used $400.0 million of the Bridge Loans to fund a portion of the cash required to pay the former Hardy shareholders. The Bridge Loans are due on the first anniversary of the date of the funding of the Bridge Loans ("Bridge Loan Maturity Date"). The rate of interest payable on the Bridge Loans is equal to LIBOR plus a margin. The initial margin on the Bridge Loans is 3.75%.

     If the Bridge Loans are not repaid on the Bridge Loan Maturity Date, the Bridge Lenders have committed to make certain term loans in an amount corresponding to the then-outstanding amount of the Bridge Loans ("Term Loans"). The Term Loans are due on the seventh anniversary of the date on which the Bridge Loans are funded ("Term Loan Maturity Date"). The rate of interest payable on the Term Loans is equal to LIBOR plus a margin. The rate of interest payable on any of the Bridge Loans or the Term Loans is capped at 11.50% ("Rate Cap"). If the Bridge Loans are not repaid on the date that is three months after the date of funding, then the margin will increase on a quarterly basis thereafter until the rate of interest payable reaches the Rate Cap.

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

     As of May 31, 2003, under the 2003 Credit Agreement, the Company had outstanding Tranche A term loans of $400.0 million bearing a weighted average interest rate of 3.6%, Tranche B term loans of $800.0 million bearing a weighted average interest rate of 4.1%, $15.0 million of revolving loans bearing a weighted average interest rate of 3.1%, undrawn revolving letters of credit of $15.1 million, and $369.9 million in revolving loans available to be drawn.
Also, as of May 31, 2003, under the Bridge Agreement, the Company had outstanding $400.0 million of Bridge Loans bearing a weighted average interest rate of 5.1%. As the Company intends to repay the Bridge Loans at or prior to the Bridge Loan Maturity Date, these Bridge Loans are classified as current liabilities on the Consolidated Balance Sheet.

     SENIOR NOTES

     As of May 31, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of May 31, 2003, the Company had outstanding (pound) 1.0 million ($1.6 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of May 31, 2003, the Company had outstanding (pound) 154.0 million ($251.5 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of May 31, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     As of May 31, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004.

     Also, as of May 31, 2003, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN No. 46 requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The Company is required to adopt FIN No. 46 in its entirety beginning September 1, 2003. The Company is currently assessing the financial impact of FIN No. 46 on its financial statements.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning September 1, 2003. The Company is currently assessing the financial impact of SFAS No. 150 on its financial statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company's future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-Q are also subject to the following risks and uncertainties: the successful integration of the Hardy business into that of the Company; final management determinations and independent appraisals vary materially from current management estimates and preliminary independent appraisals of the fair value of the assets acquired and the liabilities assumed in the Hardy acquisition; the Company achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company's competitors; raw material supply, production or shipment difficulties could adversely affect the Company's ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company's products and/or result in higher than expected selling, general and administrative expenses; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in foreign exchange rates. For additional information about risks and uncertainties that could adversely affect the Company's forward-looking statements, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     In connection with the Hardy Acquisition, the Company entered into the 2003 Credit Agreement and the Bridge Agreement. As a result, a hypothetical 1% increase from prevailing interest rates at May 31, 2003, and February 28, 2003, would result in an approximate increase in cash required for interest on variable interest rate debt during fiscal 2004 and the next five fiscal years as follows:

                            May 31,        February 28,
                             2003              2003
                         -------------     ------------
               2004      $10.0 million     $1.1 million
               2005      $11.5 million     $0.3 million
               2006      $10.4 million     $ -
               2007      $8.9 million      $ -
               2008      $7.0 million      $ -
               2009      $4.0 million      $ -

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

Unregistered Sales of Equity Securities During First Quarter 2004
-----------------------------------------------------------------

     On January 17, 2003, the Company entered into an agreement to acquire all of the outstanding shares of BRL Hardy Limited (now known as Hardy Wine Company Limited ("Hardy")), an Australian corporation.

     Pursuant to the agreement, on April 9, 2003, the acquisition was implemented by all of the outstanding shares of Hardy being acquired by a wholly owned subsidiary of the Company in exchange for which the holders of Hardy shares received aggregate cash consideration of A$1.74 billion and, to holders of Hardy shares (or to a depositary issuing to such holders depositary interests representing the Company's Class A Common Stock, par value $0.01 per share) electing to receive all or a portion of their consideration in stock or such depositary interests, 3,288,913 shares of the Company's Class A Common Stock.

     The shares of the Company's Class A Common Stock were sold to Hardy shareholders in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided in Section 3(a)(10) thereof, based upon the final approval of the share scheme by the Supreme Court of South Australia on March 27, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)     The following Exhibits are furnished as part of this Form 10-Q:

Exhibit Number      Description
--------------      -----------

(2)     PLAN  OF  ACQUISITION,  REORGANIZATION,   ARRANGEMENT,   LIQUIDATION  OR
        SUCCESSION.

2.1 Implementation Deed dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.2     Transaction  Compensation  Agreement   dated  17  January  2003  between
        Constellation  Brands, Inc. and BRL Hardy Limited.

2.3 No Solicitation Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.4 Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.5 Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

(3)     ARTICLES OF INCORORATION AND BY-LAWS.

3.1     Restated Certificate of Incorporation of the Company.

3.2     By-Laws of the Company.

(4)     INSTRUMENTS  DEFINING  THE   RIGHTS  OF   SECURITY   HOLDERS,  INCLUDING
        INDENTURES.

4.1 Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.2 Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.3 Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.4 Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings
        Bank), as Trustee.

4.5 Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.6 Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee.

4.7 Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee.

4.8 Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee.

4.9 Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee.

4.10 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan
        Chase Bank (formerly known as The Chase Manhattan Bank) acts as Administrative Agent, The Bank of Nova Scotia acts as syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. act as Co-Documentation Agents.

4.11 Amendment No. 1 to Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks.

4.12 Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks.

4.13 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks.

4.14 Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks.

4.15 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended.

4.16 Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.17    Supplemental  Indenture No. 1,  dated as of  August 21, 2001,  among the
        Company,  Ravenswood  Winery,  Inc.  and  BNY   Midwest  Trust   Company
        (successor to Harris Trust and Savings Bank), as Trustee.

4.18 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.19 Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee.

4.20 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee.

4.21 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee.

4.22 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent.

4.23 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

(10)    MATERIAL CONTRACTS.

10.1 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent.

10.2 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

(11)    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

11.1    Computation of per share earnings.

(99)    ADDITIONAL EXHIBITS.

99.1 Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).

     (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended May 31, 2003:

             (i) Form 8-K dated March 11, 2003 and filed as of March 11, 2003. This Form 8-K reported information under Item 9. *

             (ii) Form 8-K dated March 17, 2003 and filed as of March 17, 2003. This Form 8-K reported information under Items 7 and
                    9. *

             (iii) Form 8-K dated March 20, 2003 and filed as of March 20, 2003. This Form 8-K reported information under Item 9. *

             (iv) Form 8-K dated March 25, 2003 and filed as of March 26, 2003. This Form 8-K reported information under Item 9. *

             (v) Form 8-K dated March 27, 2003 and filed as of March 27, 2003. This Form 8-K reported information under Item 9. *

             (vi) Form 8-K dated March 27, 2003 and filed as of April 9, 2003. This Form 8-K reported information under Items 2 and 7.

             (vii) Form 8-K dated April 6, 2003 and filed as of April 7, 2003. This Form 8-K reported information under Item 9. *

             (viii) Form  8-K  dated  April  9, 2003  and filed  as of  April 9,
                    2003. This Form 8-K reported information under Items 7 and 9, and included (i) the Company's Condensed Consolidated Balance Sheets as of February 28, 2003 and February 28, 2002; (ii) the Company's Consolidated Statements of Income on a Reported Basis for the three months ended February 28, 2003 and February 28, 2002; (iii) the Company's Consolidated Statements of Income on a Reported Basis for the years ended February 28, 2003 and February 28, 2002; (iv) the Company's Supplemental Consolidated Statements of Income on a Comparable Basis for the three months ended February 28, 2003 and February 28, 2002; (v) the Company's Supplemental Consolidated Statements of Income on a Comparable Basis for the years ended February 28, 2003 amd February 28, 2002;
                    (vi) the Company's Supplemental Financial Data Pacific Wine Partners Joint Venture for the three months ended February 28, 2003 and February 28, 2002; (vii) the Company's
                    Reconciliation of Reported and Comparable Financial Information for the three months ended February 28, 2003 and February 28, 2002, and the years ended February 28, 2003 and February 28, 2002; and (viii) tables reconciling certain reported information to certain comparable information. *

             *      Designates Form 8-K was furnished rather than filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSTELLATION BRANDS, INC.

Dated: July 15, 2003                By:/s/ Thomas F. Howe
                                       --------------------------------------
                                       Thomas F. Howe, Senior Vice President,
                                       Controller

Dated: July 15, 2003                By:/s/ Thomas S. Summer
                                       --------------------------------------
                                       Thomas S. Summer, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


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

Date: July 15, 2003

/s/ Richard Sands
-------------------------------------
Richard Sands
Chairman of the Board and
Chief Executive Officer

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

Date: July 15, 2003

/s/ Thomas S. Summer
----------------------------------
Thomas S. Summer
Executive Vice President and Chief
Financial Officer

                                INDEX TO EXHIBITS

(2)     PLAN  OF  ACQUISITION,  REORGANIZATION,   ARRANGEMENT,   LIQUIDATION  OR
        SUCCESSION.

2.1 Implementation Deed dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.2 Transaction Compensation Agreement dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.3 No Solicitation Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.3 to the
        Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.4 Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.4 to the
        Company's Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.5 Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

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

4.9 Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.10 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan
        Chase Bank (formerly known as The Chase Manhattan Bank) acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. act as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).

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

4.15 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

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

4.18 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

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

4.21 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

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

(10)    MATERIAL CONTRACTS.

10.1 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.2 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

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