Form 10-Q
period 2003-10-15
CONSTELLATION BRANDS INC
filed 2003-10-15
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended August 31, 2003
                               ---------------

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2003, is set forth below:

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share               93,077,510
Class B Common Stock, Par Value $.01 Per Share               12,068,730

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share and per share data)
                                       (unaudited)

                                                    August 31,     February 28,
                                                       2003            2003
                                                   ------------    ------------
              ASSETS
              ------
CURRENT ASSETS:
  Cash and cash investments                        $     47,465    $     13,810
  Accounts receivable, net                              615,470         399,095
  Inventories, net                                    1,198,350         819,912
  Prepaid expenses and other                            108,883          97,284
                                                   ------------    ------------
    Total current assets                              1,970,168       1,330,101
PROPERTY, PLANT AND EQUIPMENT, net                      991,990         602,469
GOODWILL                                              1,305,218         722,223
INTANGIBLE ASSETS, net                                  834,331         382,428
OTHER ASSETS                                             96,983         159,109
                                                   ------------    ------------
  Total assets                                     $  5,198,690    $  3,196,330
                                                   ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                           $     35,092    $      2,623
  Current maturities of long-term debt                   81,997          71,264
  Accounts payable                                      255,840         171,073
  Accrued excise taxes                                   51,577          36,421
  Other accrued expenses and liabilities                429,576         303,827
                                                   ------------    ------------
    Total current liabilities                           854,082         585,208
                                                   ------------    ------------
LONG-TERM DEBT, less current maturities               2,146,928       1,191,631
                                                   ------------    ------------
DEFERRED INCOME TAXES                                   151,319         145,239
                                                   ------------    ------------
OTHER LIABILITIES                                       151,633          99,268
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, 170,500 shares at
    August 31, 2003, and none at
    February 28, 2003 (Aggregate
    liquidation preference of $171,344
    at August 31, 2003)                                       2            -
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 95,636,122 shares at
    August 31, 2003, and 81,435,135
    shares at February 28, 2003                             956             814
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,572,030 shares at
    August 31, 2003, and 14,578,490
    shares at February 28, 2003                             146             146
  Additional paid-in capital                            989,325         469,724
  Retained earnings                                     869,434         795,525
  Accumulated other comprehensive
    income (loss)                                        65,731         (59,257)
                                                   ------------    ------------
                                                      1,925,594       1,206,952
                                                   ------------    ------------
  Less-Treasury stock-
  Class A Common Stock, 2,653,451
    shares at August 31, 2003,
    and 2,749,384 shares at
    February 28, 2003, at cost                          (28,559)        (29,610)
  Class B Convertible Common Stock,
    2,502,900 shares at August 31, 2003,
    and February 28, 2003, at cost                       (2,207)         (2,207)
                                                   ------------    ------------
                                                        (30,766)        (31,817)
                                                   ------------    ------------
  Less-Unearned compensation-restricted
    stock awards                                           (100)           (151)
                                                   ------------    ------------
    Total stockholders' equity                        1,894,728       1,174,984
                                                   ------------    ------------
  Total liabilities and stockholders' equity       $  5,198,690    $  3,196,330
                                                   ============    ============

         The accompanying notes are an integral part of these statements.


                                     CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands, except per share data)

                                             For the Six Months Ended August 31,    For the Three Months Ended August 31,
                                             -----------------------------------    -------------------------------------
                                                  2003                 2002              2003                   2002
                                             --------------       --------------    --------------         --------------
                                               (unaudited)          (unaudited)       (unaudited)            (unaudited)
GROSS SALES                                   $   2,137,280       $    1,759,460    $    1,148,213         $      898,997
  Less - Excise taxes                              (456,891)            (419,261)         (239,453)              (209,191)
                                              -------------       --------------    --------------         --------------
    Net sales                                     1,680,389            1,340,199           908,760                689,806
COST OF PRODUCT SOLD                             (1,234,249)            (970,211)         (670,532)              (496,544)
                                              -------------       --------------    --------------         --------------
    Gross profit                                    446,140              369,988           238,228                193,262
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          (231,618)            (178,377)         (124,989)               (87,616)
RESTRUCTURING AND RELATED CHARGES                   (19,399)                -              (17,083)                  -
                                              -------------       --------------    --------------         --------------
    Operating income                                195,123              191,611            96,156                105,646
GAIN ON CHANGE IN FAIR VALUE OF
  DERIVATIVE INSTRUMENTS                              1,181                 -                 -                      -
EQUITY IN EARNINGS OF JOINT VENTURES                    839                5,911               511                  3,172
INTEREST EXPENSE, net                               (80,341)             (54,292)          (41,098)               (27,151)
                                              -------------       --------------    --------------         --------------
    Income before income taxes                      116,802              143,230            55,569                 81,667
PROVISION FOR INCOME TAXES                          (42,049)             (56,289)          (20,005)               (32,095)
                                              -------------       --------------    --------------         --------------
NET INCOME                                           74,753               86,941            35,564                 49,572
  Dividends on preferred stock                         (844)                -                 (844)                  -
                                              -------------       --------------    --------------         --------------
INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                $      73,909       $       86,941    $       34,720         $       49,572
                                              =============       ==============    ==============         ==============


SHARE DATA:
Earnings per common share:
  Basic                                       $        0.77       $         0.97    $         0.35         $         0.55
                                              =============       ==============    ==============         ==============
  Diluted                                     $        0.75       $         0.94    $         0.34         $         0.53
                                              =============       ==============    ==============         ==============
Weighted average common shares outstanding:
  Basic                                              95,726               89,268            98,572                 89,691
  Diluted                                            99,916               92,550           104,131                 93,029

                            The accompanying notes are an integral part of these statements.


                                CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                   For the Six Months Ended August 31,
                                                                   -----------------------------------
                                                                       2003                   2002
                                                                   ------------           ------------
                                                                    (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $     74,753           $     86,941

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment                      38,902                 28,061
      Amortization of intangible and other assets                        14,041                  2,940
      Deferred tax provision                                              2,811                  2,708
      Loss on extinguishment of debt                                        800                   -
      Loss on sale of assets                                                468                  1,736
      Stock-based compensation expense                                      183                     50
      Amortization of discount on long-term debt                             28                     32
      Gain on change in fair value of derivative instruments             (1,181)                  -
      Equity in earnings of joint ventures                                 (839)                (5,911)
      Change in operating assets and liabilities, net of effects from purchases of businesses:
          Accounts receivable, net                                      (99,984)               (38,261)
          Inventories, net                                               77,826                  8,526
          Prepaid expenses and other current assets                      14,155                (23,070)
          Accounts payable                                              (44,289)                   135
          Accrued excise taxes                                           13,906                (15,829)
          Other accrued expenses and liabilities                        (13,305)                65,860
          Other assets and liabilities, net                              10,140                   (352)
                                                                   ------------           ------------
            Total adjustments                                            13,662                 26,625
                                                                   ------------           ------------
            Net cash provided by operating activities                    88,415                113,566
                                                                   ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                      (1,069,166)                  -
  Purchases of property, plant and equipment                            (46,444)               (34,219)
  Payment of accrued earn-out amount                                       (978)                  (804)
  Proceeds from sale of assets                                           10,150                    708
  Proceeds from sale of marketable equity securities                        777                   -
                                                                   ------------           ------------
            Net cash used in investing activities                    (1,105,661)               (34,315)
                                                                   ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                            1,600,000                 10,000
  Proceeds from equity offerings, net of fees                           426,359                   -
  Net proceeds from (repayments of) notes payable                        32,407                (53,757)
  Exercise of employee stock options                                     15,227                 22,008
  Proceeds from employee stock purchases                                  1,817                  1,309
  Principal payments of long-term debt                               (1,021,688)               (43,793)
  Payment of issuance costs of long-term debt                           (33,473)                    (5)
                                                                   ------------           ------------
            Net cash provided by (used in) financing activities       1,020,649                (64,238)
                                                                   ------------           ------------

Effect of exchange rate changes on cash and cash investments             30,252                  1,041
                                                                   ------------           ------------

NET INCREASE IN CASH AND CASH INVESTMENTS                                33,655                 16,054
CASH AND CASH INVESTMENTS, beginning of period                           13,810                  8,961
                                                                   ------------           ------------
CASH AND CASH INVESTMENTS, end of period                           $     47,465           $     25,015
                                                                   ============           ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired         $  1,804,875           $       -
    Liabilities assumed                                                (648,089)                  -
                                                                   ------------           ------------
    Net assets acquired                                               1,156,786                   -
    Less - stock issuance                                               (77,243)                  -
    Less - direct acquisition costs accrued or previously paid           (8,872)                  -
    Less - cash acquired                                                 (1,505)                  -
                                                                   ------------           ------------
    Net cash paid for purchases of businesses                      $  1,069,166           $       -
                                                                   ============           ============

                      The accompanying notes are an integral part of these statements.

                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

1)   MANAGEMENT'S REPRESENTATIONS:

     The accompanying unaudited consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003. Results of operations for interim periods are not necessarily indicative of annual results.

2)   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

     Effective March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

     Effective March 1, 2003, the Company completed its adoption of Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of the provisions rescinding SFAS No. 4 will result in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of Fiscal 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million). The adoption of the remaining provisions of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

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


                                                      For the Six Months              For the Three Months
                                                       Ended August 31,                 Ended August 31,
                                                 -----------------------------   ------------------------------
                                                     2003             2002           2003              2002
                                                 ------------     ------------   ------------      ------------
(in thousands, except per share data)
Net income, as reported                          $     74,753     $     86,941   $     35,564      $     49,572
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects               (4,689)          (6,724)        (2,329)           (3,362)
                                                 ------------     ------------   ------------      ------------
Pro forma net income                             $     70,064     $     80,217   $     33,235      $     46,210
                                                 ============     ============   ============      ============
Pro forma income available to
  common stockholders                            $     69,220     $     80,217   $     32,391      $     46,210
                                                 ============     ============   ============      ============

Earnings per common share:
  Basic - as reported                            $       0.77     $       0.97   $       0.35      $       0.55
  Basic - pro forma                              $       0.72     $       0.90   $       0.33      $       0.52

  Diluted - as reported                          $       0.75     $       0.94   $       0.34      $       0.53
  Diluted - pro forma                            $       0.70     $       0.96   $       0.32      $       0.49

     Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in its entirety. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

     Effective August 1, 2003, the Company adopted EITF Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF No. 00-21 did not have a material impact on the Company's consolidated financial statements.

3)   ACQUISITIONS:

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Hardy is Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand and the United States. In addition, Hardy has significant marketing and sales operations in the United Kingdom. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the six months ended August 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's 2003 Credit Agreement (as defined in Note 10) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined in Note
10). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions.

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

     The following table summarizes the estimated fair values of the Hardy Acquisition assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. Estimated fair values at March 27, 2003, are as follows:

                 (in thousands)
                 Current assets                  $   532,207
                 Property, plant and equipment       332,088
                 Other assets                         33,403
                 Trademarks                          399,294
                 Goodwill                            505,513
                                                 -----------
                   Total assets acquired           1,802,505

                 Current liabilities                 324,206
                 Long-term liabilities               322,526
                                                 -----------
                   Total liabilities assumed         646,732
                                                 -----------

                 Net assets acquired             $ 1,155,773
                                                 ===========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth the unaudited pro forma results of operations of the Company for the six months and three months ended August 31, 2003, and August 31, 2002. The unaudited pro forma results of operations for the six months ended August 31, 2003, and August 31, 2002, and the three months ended August 31, 2002, give effect to the Hardy Acquisition as if it occurred on March 1, 2002. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the six months ended August 31, 2002, do not reflect total pretax nonrecurring charges of $29.9 million ($0.22 per share on a diluted basis) related to transaction costs, primarily for the payment of stock options, which were incurred by Hardy prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.


                                                      For the Six Months              For the Three Months
                                                       Ended August 31,                 Ended August 31,
                                                 ----------------------------    ------------------------------
                                                     2003            2002            2003              2002
                                                 ------------    ------------    ------------      ------------
(in thousands, except per share data)
Net sales                                        $  1,714,141    $  1,593,216    $    908,760      $    820,264
Income before income taxes                       $    125,382    $    141,785    $     55,569      $     76,927
Net income                                       $     79,458    $     90,059    $     35,564      $     48,298
Income available to common stockholders          $     78,614    $     90,059    $     34,720      $     48,298

Earnings per common share:
  Basic                                          $       0.82    $       0.97    $       0.35      $       0.52
                                                 ============    ============    ============      ============
  Diluted                                        $       0.79    $       0.94    $       0.34      $       0.50
                                                 ============    ============    ============      ============

Weighted average common shares outstanding:
  Basic                                                96,423          92,557          98,572            92,980
  Diluted                                             100,500          95,839         104,131            96,318


4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                  August 31,     February 28,
                                     2003            2003
                                 ------------    ------------
(in  thousands)
Raw materials and supplies       $     49,529    $     26,472
In-process inventories                734,232         534,073
Finished case goods                   414,589         259,367
                                 ------------    ------------
                                 $  1,198,350    $    819,912
                                 ============    ============

5)   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:

                                  August 31,     February 28,
                                     2003            2003
                                 ------------    ------------
(in thousands)
Land and land improvements       $    156,641    $     84,758
Vineyards                              96,017          37,394
Buildings and improvements            259,566         173,943
Machinery and equipment               725,147         551,271
Motor vehicles                         12,198           5,468
Construction in progress               57,243          32,839
                                 ------------    ------------
                                    1,306,812         885,673
Less - Accumulated depreciation      (314,822)       (283,204)
                                 ------------    ------------
                                 $    991,990    $    602,469
                                 ============    ============

6)   GOODWILL:

     The changes in the carrying amount of goodwill for the six months ended August 31, 2003, are as follows:



                                                   Constellation
                                  Constellation      Beers and
                                      Wines           Spirits       Consolidated
                                  -------------    -------------    ------------
(in thousands)
Balance, February 28, 2003        $     590,263    $     131,960    $    722,223
Purchase accounting allocations         540,462             -            540,462
Foreign currency translation
  adjustments                            40,657              833          41,490
Purchase price earn-out                   1,043             -              1,043
                                  -------------    -------------    ------------
Balance, August 31, 2003          $   1,172,425    $     132,793    $  1,305,218
                                  =============    =============    ============

7)   INTANGIBLE ASSETS:

     The major components of intangible assets are:


                                         August 31, 2003            February 28, 2003
                                     -----------------------     -----------------------
                                       Gross         Net           Gross         Net
                                      Carrying     Carrying       Carrying     Carrying
                                       Amount       Amount         Amount       Amount
                                     ----------   ----------     ----------   ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements            $   11,198   $    4,398     $   10,158   $    4,434
  Other                                   4,184          471          3,978          345
                                     ----------   ----------     ----------   ----------
      Total                          $   15,382        4,869     $   14,136        4,779
                                     ==========                  ==========

Nonamortizable intangible assets:
  Trademarks                                         809,796                     357,166
  Distributor and agency
    relationships                                     19,640                      20,458
  Other                                                   26                          25
                                                  ----------                  ----------
      Total                                          829,462                     377,649
                                                  ----------                  ----------
Total intangible assets                           $  834,331                  $  382,428
                                                  ==========                  ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $0.9 million and $1.1 million for the six months ended August 31, 2003, and August 31, 2002, respectively, and $0.5 million and $0.6 million for the three months ended August 31, 2003, and August 31, 2002, respectively. Estimated amortization expense for the remaining six months of fiscal 2004 and for each of the five succeeding fiscal years is as follows:

                          (in thousands)
                          2004             $  1,123
                          2005             $  1,957
                          2006             $  1,424
                          2007             $    365
                          2008             $   -
                          2009             $   -

8)   OTHER ASSETS:

     The major components of other assets are as follows:


                                              August 31,    February 28,
                                                 2003           2003
                                              ----------    ------------
(in thousands)
Deferred financing costs                      $   56,238    $     28,555
Derivative assets                                 29,283            -
Investment in marketable equity securities        11,694            -
Investment in joint ventures                       6,713         123,064
Other                                             11,666          18,418
                                              ----------    ------------
                                                 115,594         170,037
Less - Accumulated amortization                  (18,611)        (10,928)
                                              ----------    ------------
                                              $   96,983    $    159,109
                                              ==========    ============

     The Company's investment in marketable equity securities is classified as an available-for-sale security. As such, gross unrealized losses of $1.2 million were included, net of applicable income taxes, within accumulated other comprehensive income as of August 31, 2003. The Company uses the average cost method as its basis on which cost is determined in computing realized gains or losses. Realized gains on sales of securities during the six months and three months ended August 31, 2003, were immaterial.

     Amortization expense for other assets was included in selling, general and administrative expenses and was $13.1 million and $1.8 million for the six months ended August 31, 2003, and August 31, 2002, respectively, and $7.6 million and $0.9 million for the three months ended August 31, 2003, and August 31, 2002, respectively. Amortization expense for the six months ended August 31, 2003, and three months ended August 31, 2003, include $9.2 million and $5.2 million, respectively, related to amortization of the deferred financing costs associated with the Bridge Loans (as defined in Note 10). As of August 31, 2003, the deferred financing costs associated with the Bridge Loans have been fully amortized.

9)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:


                               August 31,    February 28,
                                  2003           2003
                               ----------    ------------
(in thousands)
Advertising and promotions     $  106,050    $     63,155
Income taxes payable               41,723          58,347
Salaries and commissions           32,774          35,769
Adverse grape contracts            32,465          10,244
Interest                           23,773          22,019
Other                             192,791         114,293
                               ----------    ------------
                               $  429,576    $    303,827
                               ==========    ============

10)  BORROWINGS:

     Senior credit facility -
     ----------------------
     In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Lenders") entered into a new credit agreement, which was subsequently amended and restated on March 19, 2003 (the "2003 Credit Agreement"). The 2003 Credit Agreement provides for aggregate credit facilities of $1.6 billion consisting of a $400.0 million

Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. Proceeds of the 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company intends to use the remaining availability under the 2003 Credit Agreement to fund its working capital needs on an ongoing basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. The required annual repayments of the Tranche A Term Loan facility are $40.0 million in fiscal 2004 and increase by $20.0 million each year through fiscal 2008. In August 2003, the Company prepaid $100.0 million of the Tranche B Term Loan facility. After this prepayment, the required annual repayments of the Tranche B Term Loan, which is backend loaded, were revised to $37.0 million beginning in fiscal 2005 with increases to $359.0 million in fiscal 2009.

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2003 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.75%. The initial LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 2.25%, while the initial LIBOR margin on the Tranche B Term Loan facility is 2.75%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of certain foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. As a result of the prepayment of the Bridge Loans (as defined below) with the proceeds from the 2003 Equity Offerings, the requirement under certain circumstances for the Company and the Guarantors to pledge certain assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the 2003 Credit Agreement, ceased to apply.
Hardy has guaranteed debt of a joint venture in the maximum amount of $3.4 million as of August 31, 2003, which is permitted under the 2003 Credit
Agreement. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. As of August 31, 2003, the Company is in compliance with all of its debt covenants.

     As of August 31, 2003, under the 2003 Credit Agreement, the Company had outstanding Tranche A Term Loans of $386.7 million bearing a weighted average interest rate of 3.6%, Tranche B Term Loans of $696.7 million bearing a weighted average interest rate of 4.1%, $33.5 million of revolving loans bearing a weighted average interest rate of 4.6%, undrawn revolving letters of credit of $15.8 million, and $350.7 million in revolving loans available to be drawn.

     Bridge facility -
     ---------------
     On January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and Administrative Agent, and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Bridge Lenders") entered into a bridge loan agreement which was amended and restated as of March 26, 2003, containing commitments of the Bridge Lenders to make bridge loans (the "Bridge Loans") of up to, in the aggregate, $450.0 million (the

"Bridge Agreement"). On April 9, 2003, the Company used $400.0 million of the Bridge Loans to fund a portion of the cash required to pay the former Hardy shareholders. The rate of interest payable on the Bridge Loans was equal to LIBOR plus an initial margin of 3.75%. On July 30, 2003, the Company used proceeds from the 2003 Equity Offerings to prepay the $400.0 million Bridge Loans in their entirety.

11)  OTHER LIABILITIES:

     The major components of other liabilities are as follows:


                              August 31,    February 28,
                                 2003           2003
                              ----------    ------------
(in thousands)
Adverse grape contracts       $   72,150    $     22,550
Accrued pension liability         36,678          36,351
Other                             42,805          40,367
                              ----------    ------------
                              $  151,633    $     99,268
                              ==========    ============

12)  STOCKHOLDERS' EQUITY:

     During July 2003, the Company completed a public offering of 9,800,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.4 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock ("Preferred Stock") resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $165.0 million. The Class A Common Stock offering and the
Preferred Stock offering are referred to together as the "2003 Equity Offerings." The net proceeds from the 2003 Equity Offerings were used to repay the Bridge Loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the 2003 Credit Agreement.

     As of August 31, 2003, 170,500 shares of Preferred Stock were outstanding and $0.8 million of dividends were accrued. Dividends are cumulative and payable quarterly, if declared, in cash, shares of the Company's Class A Common Stock, or a combination thereof, at the discretion of the Company. Dividends are payable, if declared, on the first business day of March, June, September, and December of each year, commencing on December 1, 2003. On September 1, 2006, the automatic conversion date, each share of Preferred Stock will automatically convert into, subject to certain anti-dilution adjustments, between 29.276 and
35.716 shares of the Company's Class A Common Stock, depending on the then applicable market price of the Company's Class A Common Stock, in accordance with the following table:

          Applicable market price            Conversion rate
          -----------------------            ---------------
          Less than or equal to $28.00       35.716 shares
          Between $28.00 and $34.16          35.716 to 29.276 shares
          Equal to or greater than $34.16    29.276 shares

     The applicable market price is the average of the closing prices per share of the Company's Class A Common Stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding the applicable conversion date. At any time prior to September 1, 2006, holders may elect to convert each share of Preferred Stock, subject to certain anti-dilution adjustments, into
29.276 shares of the Company's Class A Common Stock. If the closing market price of the Company's Class A Common Stock exceeds $51.24 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect, subject to certain limitations and anti-dilution adjustments, to cause the conversion of all, but not less than all, of the then outstanding shares of Preferred Stock into shares of the Company's Class A Common Stock at a conversion rate of 29.276 shares of the Company's Class A Common Stock. In order for the Company to cause the early conversion of the Preferred Stock, the Company must pay all accrued and unpaid dividends on the Preferred Stock as well as the present value of all remaining dividend payments through and including September 1, 2006. If the Company is involved in a merger in which at least 30% of the consideration for all or any class of the Company's common stock consists of cash or cash equivalents, then on or after the date of such merger, each holder will have the right to convert each share of Preferred Stock into the number of shares of the Company's Class A Common Stock applicable on the automatic conversion date. The Preferred Stock ranks senior in right of payment to all of the Company's common stock and has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends.

13)  EARNINGS PER COMMON SHARE:

     Basic earnings per common share exclude the effect of common stock equivalents and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Convertible Common Stock. Diluted earnings per common share reflect the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assume the exercise of stock options using the treasury stock method and the conversion of the Preferred Stock using the if-converted method.

     The computation of basic and diluted earnings per common share is as follows:


                                               For the Six Months         For the Three Months
                                                Ended August 31,            Ended August 31,
                                            ------------------------    ------------------------
                                               2003          2002          2003          2002
                                            ----------    ----------    ----------    ----------
(in thousands, except per share data)
Net income                                  $   74,753    $   86,941    $   35,564    $   49,572
Dividends on preferred stock                      (844)         -             (844)         -
                                            ----------    ----------    ----------    ----------
Income available to common stockholders     $   73,909    $   86,941    $   34,720    $   49,572
                                            ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding - basic                           95,726        89,268        98,572        89,691
Stock options                                    3,101         3,282         3,381         3,338
Preferred stock                                  1,089          -            2,178          -
                                            ----------    ----------    ----------    ----------
Weighted average common shares
  outstanding - diluted                         99,916        92,550       104,131        93,029
                                            ==========    ==========    ==========    ==========

Earnings per common share - basic           $     0.77    $     0.97    $     0.35    $     0.55
                                            ==========    ==========    ==========    ==========
Earnings per common share - diluted         $     0.75    $     0.94    $     0.34    $     0.53
                                            ==========    ==========    ==========    ==========

     Stock options to purchase 0.9 million shares of Class A Common Stock at a weighted average price per share of $27.58 were outstanding during the six months ended August 31, 2003, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period. There were no anti-dilutive options outstanding during the six months ended August 31, 2002. In addition, there were no anti-dilutive options outstanding during the three months ended August 31, 2003, or August 31, 2002.

14)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:


                                                             For the Six Months          For the Three Months
                                                              Ended August 31,             Ended August 31,
                                                          ------------------------     ------------------------
                                                             2003          2002           2003          2002
                                                          ----------    ----------     ----------    ----------
(in thousands)
Net income                                                $   74,753    $   86,941     $   35,564    $   49,572
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                   106,117        13,139        (21,654)        5,451
  Cash flow hedges:
    Net derivative gains, net of tax effect of $9,148
      and $2,127, respectively                                21,295          -             8,813          -
    Reclassification adjustments, net of tax effect
      of $612, $13, $612 and $3, respectively                 (1,343)          (21)        (1,343)           (5)
                                                          ----------    ----------     ----------    ----------
  Net cash flow hedges                                        19,952           (21)         7,470            (5)
  Unrealized loss on marketable equity securities, net
      of tax effect of $347 and $347, respectively              (810)         -              (810)         -
  Minimum pension liability adjustment, net of tax
    effect of $148, $255, $874 and $5, respectively             (271)         (382)         1,547             8
                                                          ----------    ----------     ----------    ----------
Total comprehensive income                                $  199,741    $   99,677     $   22,117    $   55,026
                                                          ==========    ==========     ==========    ==========

     Accumulated other comprehensive income (loss), net of tax effects, includes the following components:


                                                             Unrealized
                               Foreign          Net           Loss on         Minimum        Accumulated
                               Currency      Unrealized      Marketable       Pension           Other
                              Translation     Gains on         Equity        Liability      Comprehensive
                              Adjustments    Derivatives     Securities      Adjustment     Income (Loss)
                              -----------    -----------    ------------    ------------    -------------
(in thousands)
Balance, February 28, 2003    $   (16,722)   $      -       $       -       $    (42,535)   $     (59,257)
Current period change             106,117         19,952            (809)           (271)         124,989
                              -----------    -----------    ------------    ------------    -------------
Balance, August 31, 2003      $    89,395    $    19,952    $       (809)   $    (42,806)   $      65,732
                              ===========    ===========    ============    ============    =============

     Hardy utilized derivative instruments to a more extensive degree than did the Company prior to the Hardy Acquisition. These derivative instruments are used to reduce the risk of foreign currency exchange rate fluctuation resulting from the sale of product denominated in various foreign currencies. These instruments have been qualified and are being accounted for as cash flow hedges in accordance with the Company's pre-existing accounting policies.

15)  RESTRUCTURING AND RELATED CHARGES

     For the six months ended August 31, 2003, the Company recorded $19.4 million of restructuring and related charges associated with the restructuring plan of the Company's wine segment. Restructuring and related charges resulted from (i) the realignment of business operations in the Company's wine segment and (ii) the Company's decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California. In addition, in connection with the Company's decision to exit the commodity concentrate product line in the U.S., the Company recorded a write-down of concentrate inventory of $16.8 million, which was recorded in cost of product sold.

     The Company recorded restructuring and related charges of $2.3 million for the three months ended May 31, 2003, including $2.2 million of employee termination benefit costs and $0.1 million of other related charges.

     The Company recorded restructuring and related charges of $17.1 million for the three months ended August 31, 2003, including $1.7 million of employee termination benefit costs, $10.6 million of grape contract termination costs, $1.0 million of facility consolidation and relocation costs, and other related charges of $3.7 million, which consisted of a $1.9 million loss on the sale of the Escalon facility and $1.8 million of other costs related to the realignment of the business operations in the Company's wine segment.

     The Company estimates that the completion of the restructuring plan will include a total of $4.5 million of employee termination benefit costs through February 29, 2004, of which $3.9 million has been incurred through August 31, 2003. The Company estimates that the completion of the restructuring plan will include a total of $30.3 million of grape contract termination costs through February 29, 2004, of which $10.6 million has been incurred through August 31, 2003. The Company estimates that the completion of the restructuring plan will include a total of $2.0 million of facility consolidation and relocation costs through February 29, 2004, of which $1.0 million has been incurred through August 31, 2003. The Company estimates that payments for certain of these restructuring liabilities will be made through the year ending February 28, 2005. The Company has incurred other costs related to the restructuring plan for the disposal of fixed assets and other costs of realigning the business operations of the Company's wine segment and expects to incur additional costs during the year ending February 29, 2004.

     The following table illustrates the changes in the restructuring liability balance since February 28, 2003:


                               Employee         Grape          Facility
                              Termination      Contract     Consolidation/
                               Benefit       Termination     Relocation
                                Costs           Costs           Costs            Total
                              -----------    -----------    --------------    -----------
(in thousands)
Balance, February 28, 2003    $      -       $       -       $        -       $      -
  Restructuring charges             2,183            -                -             2,183
  Cash Expenditures                (1,554)           -                -            (1,554)
                              -----------    ------------   --------------    -----------
Balance, May 31, 2003                 629            -                -               629
  Restructuring charges             1,743          10,642            1,024         13,409
  Cash Expenditures                (1,542)         (2,063)          (1,024)        (4,629)
                              -----------    ------------   --------------    -----------
Balance, August 31, 2003      $       830    $      8,579   $         -       $     9,409
                              ===========    ============   ==============    ===========

16)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of August 31, 2003, and February 28, 2003, and the condensed consolidating statements of income for the six months and three months ended August 31, 2003, and August 31, 2002, and the condensed consolidating statements of cash flows for the six months ended August 31, 2003, and August 31, 2002, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in
Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and include the recently adopted accounting pronouncements described in
Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at August 31, 2003
------------------
Current assets:
  Cash and cash investments                      $     2,154   $     1,388   $      43,923   $       -      $     47,465
  Accounts receivable, net                           124,339       149,014         342,117           -           615,470
  Inventories, net                                    15,702       594,812         588,103           (267)     1,198,350
  Prepaid expenses and other                          10,548        58,583          39,752           -           108,883
  Intercompany (payable) receivable                 (239,630)     (523,616)        763,246           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                           (86,887)      280,181       1,777,141           (267)     1,970,168
Property, plant and equipment, net                    49,076       351,656         591,258           -           991,990
Investments in subsidiaries                        4,222,235     2,264,695            -        (6,486,930)          -
Goodwill                                              47,458       496,679         761,081           -         1,305,218
Intangible assets, net                                10,868       315,098         508,365           -           834,331
Other assets                                          45,383         2,371          49,229           -            96,983
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 4,288,133   $ 3,710,680   $   3,687,074   $ (6,487,197)  $  5,198,690
                                                 ===========   ===========   =============   ============   ============

Current liabilities:
  Notes payable to banks                         $    33,500   $      -      $       1,592   $       -      $     35,092
  Current maturities of long-term debt                69,100         3,616           9,281           -            81,997
  Accounts payable                                    30,799        47,626         177,415           -           255,840
  Accrued excise taxes                                 8,341        22,052          21,184           -            51,577
  Other accrued expenses and liabilities             137,706        44,526         247,344           -           429,576
                                                 -----------   ------------  -------------   ------------   ------------
      Total current liabilities                      279,446       117,820         456,816           -           854,082
Long-term debt, less current maturities            2,108,589           833          37,506           -         2,146,928
Deferred income taxes                                 52,404        79,655          19,260           -           151,319
Other liabilities                                      6,584        36,410         108,639           -           151,633
Stockholders' equity:
  Preferred stock                                          2          -               -              -                 2
  Class A and Class B common stock                     1,102         6,434          64,867        (71,301)         1,102
  Additional paid-in capital                         989,325     1,859,311       2,956,146     (4,815,457)       989,325
  Retained earnings                                  869,701     1,456,475         143,697     (1,600,439)       869,434
  Accumulated other comprehensive
    income (loss)                                     11,846       153,742         (99,857)          -            65,731
  Treasury stock and other                           (30,866)         -               -              -           (30,866)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,841,110     3,475,962       3,064,853     (6,487,197)     1,894,728
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 4,288,133   $ 3,710,680   $   3,687,074   $ (6,487,197)  $  5,198,690
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2003
--------------------
Current assets:
  Cash and cash investments                      $     1,426   $     1,248   $      11,136   $       -      $     13,810
  Accounts receivable, net                           120,554       141,156         137,385           -           399,095
  Inventories, net                                    20,378       654,945         144,664            (75)       819,912
  Prepaid expenses and other                          31,452        52,411          13,421           -            97,284
  Intercompany (payable) receivable                 (177,332)      136,002          41,330           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                            (3,522)      985,762         347,936            (75)     1,330,101


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Property, plant and equipment, net                    46,379       358,180         197,910           -           602,469
Investments in subsidiaries                        2,590,889       601,156            -        (3,192,045)          -
Goodwill                                              51,172       495,636         175,415           -           722,223
Intangible assets, net                                10,918       315,952          55,558           -           382,428
Other assets                                          31,599       126,375           1,135           -           159,109
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 2,727,435   $ 2,883,061   $     777,954   $ (3,192,120)  $  3,196,330
                                                 ===========   ===========   =============   ============   ============

Current liabilities:
  Notes payable to banks                         $     2,000   $      -      $         623   $       -      $      2,623
  Current maturities of long-term debt                67,137         3,470             657           -            71,264
  Accounts payable                                    37,567        58,843          74,663           -           171,073
  Accrued excise taxes                                 7,447        15,711          13,263           -            36,421
  Other accrued expenses and liabilities             138,963        46,664         118,200           -           303,827
                                                 -----------   -----------   ------------    ------------   ------------
      Total current liabilities                      253,114       124,688         207,406           -           585,208
Long-term debt, less current maturities            1,171,694        10,810           9,127           -         1,191,631
Deferred income taxes                                 48,475        79,656          17,108           -           145,239
Other liabilities                                      8,718        29,446          61,104           -            99,268
Stockholders' equity:
  Class A and Class B common stock                       960         6,434          64,867        (71,301)           960
  Additional paid-in capital                         469,724     1,221,076         436,466     (1,657,542)       469,724
  Retained earnings                                  795,600     1,363,379          99,823     (1,463,277)       795,525
  Accumulated other comprehensive
    income (loss)                                     11,118        47,572        (117,947)          -           (59,257)
  Treasury stock and other                           (31,968)         -               -              -           (31,968)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,245,434     2,638,461         483,209     (3,192,120)     1,174,984
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 2,727,435   $ 2,883,061   $     777,954   $ (3,192,120)  $  3,196,330
                                                 ===========   ===========   =============   ============   ============


Condensed Consolidating Statement of Income
-------------------------------------------
for the Six Months Ended August 31, 2003
----------------------------------------
Gross sales                                      $   379,913   $ 1,059,468   $     899,128   $   (201,229)  $  2,137,280
  Less - excise taxes                                (65,204)     (213,903)       (177,784)          -          (456,891)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        314,709       845,565         721,344       (201,229)     1,680,389
Cost of product sold                                (278,296)     (583,784)       (573,206)       201,037     (1,234,249)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      36,413       261,781         148,138           (192)       446,140
Selling, general and administrative
  expenses                                           (62,985)      (90,131)        (78,502)          -          (231,618)
Restructuring and related charges                       -          (18,095)         (1,304)          -           (19,399)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating (loss) income                          (26,572)      153,555          68,332           (192)       195,123
Gain on change in fair value of
  derivative instruments                               1,181          -               -              -             1,181
Equity in earnings of
  subsidiary/joint venture                            93,096        44,414             299       (136,970)           839
Interest expense, net                                  1,167       (76,518)         (4,990)          -           (80,341)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        68,872       121,451          63,641       (137,162)       116,802
Provision for income taxes                             6,073       (28,355)        (19,767)          -           (42,049)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                            74,945        93,096          43,874       (137,162)        74,753
  Dividends on preferred stock                          (844)         -               -              -              (844)
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $    74,101   $    93,096   $      43,874   $   (137,162)  $     73,909
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Six Months Ended August 31, 2002
----------------------------------------
Gross sales                                      $   376,683   $   957,427   $     547,303   $   (121,953)  $  1,759,460
  Less - excise taxes                                (67,933)     (208,805)       (142,523)          -          (419,261)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        308,750       748,622         404,780       (121,953)     1,340,199
Cost of product sold                                (239,112)     (525,399)       (327,557)       121,857       (970,211)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      69,638       223,223          77,223            (96)       369,988
Selling, general and administrative
  expenses                                           (53,409)      (74,441)        (50,527)          -          (178,377)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating income                                  16,229       148,782          26,696            (96)       191,611
Equity in earnings of
  subsidiary/joint venture                            74,675         6,676            -           (75,440)         5,911
Interest expense, net                                  4,137       (35,085)        (23,344)          -           (54,292)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        95,041       120,373           3,352        (75,536)       143,230
Provision for income taxes                            (8,004)      (45,698)         (2,587)          -           (56,289)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                       $    87,037   $    74,675   $         765   $    (75,536)  $     86,941
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended August 31, 2003
------------------------------------------
Gross sales                                      $   207,587   $   562,166   $     489,030   $   (110,570)  $  1,148,213
  Less - excise taxes                                (35,351)     (108,623)        (95,479)          -          (239,453)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        172,236       453,543         393,551       (110,570)       908,760
Cost of product sold                                (160,004)     (311,169)       (309,806)       110,447       (670,532)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      12,232       142,374          83,745           (123)       238,228
Selling, general and administrative
  expenses                                           (34,084)      (47,446)        (43,459)          -          (124,989)
Restructuring and related charges                       -          (16,104)           (979)          -           (17,083)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating (loss) income                          (21,852)       78,824          39,307           (123)        96,156
Equity in earnings of
  subsidiary/joint venture                            48,785        22,792             511        (71,577)           511
Interest expense, net                                  2,731       (40,747)         (3,082)          -           (41,098)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        29,664        60,869          36,736        (71,700)        55,569
Provision for income taxes                             6,023       (12,084)        (13,944)          -           (20,005)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                            35,687        48,785          22,792        (71,700)        35,564
  Dividends on preferred stock                          (844)         -               -              -              (844)
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $    34,843   $    48,785   $      22,792   $    (71,700)  $     34,720
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended August 31, 2002
------------------------------------------
Gross sales                                      $   200,944   $   484,167   $     273,892   $    (60,006)  $    898,997
  Less - excise taxes                                (35,201)     (103,422)        (70,568)          -          (209,191)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        165,743       380,745         203,324        (60,006)       689,806
Cost of product sold                                (126,130)     (267,766)       (162,615)        59,967       (496,544)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      39,613       112,979          40,709            (39)       193,262
Selling, general and administrative
  expenses                                           (30,033)      (31,531)        (26,052)          -           (87,616)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating income                                   9,580        81,448          14,657            (39)       105,646
Equity in earnings of
  subsidiary/joint venture                            42,531        (3,675)           -           (35,684)         3,172
Interest expense, net                                  2,084        (6,511)        (22,724)          -           (27,151)
                                                 ------------  -----------   -------------   ------------   ------------
    Income before income taxes                        54,195        71,262          (8,067)       (35,723)        81,667
Provision for income taxes                            (4,584)      (28,731)          1,220           -           (32,095)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                       $    49,611   $    42,531   $      (6,847)  $    (35,723)  $     49,572
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Six Months Ended August 31, 2003
----------------------------------------
Net cash  provided by (used in)
  operating activities                           $    42,542   $   (19,674)  $      65,547   $       -      $     88,415

Cash flows from investing activities:
  Purchases of businesses, net of cash                  -       (1,069,166)           -              -        (1,069,166)
  Purchases of property, plant and
    equipment                                         (4,558)      (16,886)        (25,000)          -           (46,444)
  Payment of accrued earn-out amount                    -             (978)           -              -              (978)
  Proceeds from sale of assets                          -            5,004           5,146           -            10,150
  Other                                                 -             -                777           -               777
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (4,558)   (1,082,026)        (19,077)          -        (1,105,661)
                                                 -----------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt, net of discount                          1,600,000          -               -              -         1,600,000
  Proceeds from equity offerings,
    net of fees                                      426,359          -               -              -           426,359
  Net proceeds of notes payable                       31,500          -                907           -            32,407
  Exercise of employee stock options                  15,227          -               -              -            15,227
  Proceeds from employee stock
    purchases                                          1,817          -               -              -             1,817
  Intercompany financing activities, net          (1,418,274)    1,069,166         349,108           -              -
  Principal payments of long-term debt              (661,961)       (1,904)       (357,823)          -        (1,021,688)
  Payment of issuance costs of
    long-term debt                                   (33,473)         -               -              -           (33,473)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash (used in) provided by
  financing activities                               (38,805)    1,067,262          (7,808)          -         1,020,649
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                            1,549        34,578          (5,875)          -            30,252
                                                 -----------   -----------   -------------   ------------   ------------

Net increase in cash and cash
  investments                                            728           140          32,787           -            33,655
Cash and cash investments, beginning
  of period                                            1,426         1,248          11,136           -            13,810
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $     2,154   $     1,388   $      43,923   $       -      $     47,465
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Six Months Ended August 31, 2002
----------------------------------------
Net cash provided by
  operating activities                           $    57,695   $    45,878   $       9,993   $       -      $    113,566

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (4,542)      (22,975)         (6,702)          -           (34,219)
  Other                                                 -             (337)            241           -               (96)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (4,542)      (23,312)         (6,461)          -           (34,315)
                                                 -----------  ------------   -------------   ------------   ------------


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Cash flows from financing activities:
  Net repayments of  notes payable                   (50,000)            -          (3,757)          -           (53,757)
  Principal payments of long-term debt               (35,996)       (1,615)         (6,182)          -           (43,793)
  Payment of issuance costs of
    long-term debt                                        (5)         -               -              -                (5)
  Exercise of employee stock options                  22,008          -               -              -            22,008
  Proceeds from long-term debt                          -             -             10,000           -            10,000
  Proceeds from employee
    stock purchase                                     1,309          -               -              -             1,309
                                                 -----------   -----------   -------------   ------------   ------------
Net cash (used in) provided by
  financing activities                               (62,684)       (1,615)             61           -           (64,238)
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                           21,768       (21,741)          1,014           -             1,041
                                                 -----------   -----------   -------------   ------------   ------------

Net increase (decrease) in cash
  and cash investments                                12,237          (790)          4,607           -            16,054
Cash and cash investments, beginning
  of period                                              838         2,084           6,039           -             8,961
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $    13,075   $     1,294   $      10,646   $       -      $     25,015
                                                 ===========   ===========   =============   ============   ============

17)  BUSINESS SEGMENT INFORMATION:

     As a result of the Hardy Acquisition, the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company now reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). The new business segments reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring and related charges and unusual costs that affect comparability. Accordingly, the financial information for the six months ended August 31, 2002, and three months ended August 31, 2002, has been restated to conform to the new segment presentation. For the six months ended August 31, 2003, restructuring and unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $14.5 million and $9.2 million, respectively, and restructuring and related charges of $36.3 million, including write-down of commodity concentrate inventory of $16.8 million. For the three months ended August 31, 2003, restructuring and unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $9.0 million and $5.2 million, respectively, and restructuring and related charges of $33.9 million, including write-down of commodity concentrate inventory of $16.8 million. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and include the recently adopted accounting pronouncements described in Note 2 herein.

     Segment information is as follows:


                                             For the Six Months              For the Three Months
                                              Ended August 31,                 Ended August 31,
                                       ----------------------------    ------------------------------
                                           2003            2002            2003              2002
                                       ------------    ------------    ------------      ------------
(in thousands)
Constellation Wines:
--------------------
Net sales:
  Branded wine                         $    704,565    $    451,130    $    382,755      $    237,119
  Wholesale and other                       378,437         330,670         206,087           166,193
                                       ------------    ------------    ------------      ------------
Net sales                              $  1,083,002    $    781,800    $    588,842      $    403,312
Segment operating income               $    145,436    $     91,079    $     84,413      $     52,241
Equity in earnings of joint ventures   $        839    $      5,911    $        511      $      3,172
Long-lived assets                      $    897,919    $    507,267    $    897,919      $    507,267
Investment in joint ventures           $      6,713    $    116,431    $      6,713      $    116,431
Total assets                           $  4,406,344    $  2,415,624    $  4,406,344      $  2,415,624
Capital expenditures                   $     41,061    $     29,067    $     26,333      $     18,807
Depreciation and amortization          $     34,013    $     23,797    $     18,463      $     11,558

Constellation Beers and Spirits:
--------------------------------
Net sales:
  Imported beers                       $    454,678    $    419,513    $    247,414      $    219,807
  Spirits                                   142,709         138,886          72,504            66,687
                                       ------------    ------------    ------------      ------------
Net sales                              $    597,387    $    558,399    $    319,918      $    286,494
Segment operating income               $    130,000    $    115,976    $     70,117      $     61,555
Long-lived assets                      $     79,938    $     77,916    $     79,938      $     77,916
Total assets                           $    735,686    $    740,269    $    735,686      $    740,269
Capital expenditures                   $      3,233    $      4,030    $      1,450      $      2,122
Depreciation and amortization          $      5,166    $      5,105    $      2,606      $      2,533

Corporate Operations and Other:
-------------------------------
Net sales                              $       -       $       -       $       -         $       -
Segment operating loss                 $    (20,309)   $    (15,444)   $    (10,238)     $     (8,150)
Long-lived assets                      $     14,133    $      9,148    $     14,133      $      9,148
Total assets                           $     56,660    $     26,799    $     56,660      $     26,799
Capital expenditures                   $      2,150    $      1,122    $        570      $        948
Depreciation and amortization          $     13,764    $      2,099    $      8,080      $      1,061

Restructuring and Related Charges
---------------------------------
and Unusual Costs:
------------------
Operating loss                         $    (60,004)   $       -       $    (48,136)     $       -

Consolidated:
-------------
Net sales                              $  1,680,389    $  1,340,199    $    908,760      $    689,806
Operating income                       $    195,123    $    191,611    $     96,156      $    105,646
Equity in earnings of joint ventures   $        839    $      5,911    $        511      $      3,172
Long-lived assets                      $    991,990    $    594,331    $    991,990      $    594,331
Investment in joint ventures           $      6,713    $    116,431    $      6,713      $    116,431
Total assets                           $  5,198,690    $  3,182,692    $  5,198,690      $  3,182,692
Capital expenditures                   $     46,444    $     34,219    $     28,353      $     21,877
Depreciation and amortization          $     52,943    $     31,001    $     29,149      $     15,152

18)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN No. 46 requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The Company is required to adopt FIN No. 46 in its entirety on December 1, 2003. The Company is currently assessing the financial impact of FIN No. 46 on its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. As required, the Company adopted SFAS No. 150 in its entirety on September 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

INTRODUCTION
------------

     The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, spirits and imported beer categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States; a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom.

     Through February 28, 2003, the Company reported its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider, and bottled water, and wholesale wine, distilled spirits, cider, beer, RTDs and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items). As a result of the Hardy Acquisition (as defined below), the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company now reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits
(imported beer and distilled spirits) and Corporate Operations and Other. The new business segments reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring and related charges and unusual costs that affect comparability. Accordingly, the financial information for Second Quarter 2003 and Six Months 2003 (as defined below) have been restated to conform to the new segment presentation.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 2003 ("Second Quarter 2004"), compared to the three months ended August 31, 2002 ("Second Quarter 2003"), and for the six months ended August 31, 2003 ("Six Months 2004"), compared to the six months ended August 31, 2002 ("Six Months 2003"), and (ii) financial liquidity and capital resources for Six Months 2004. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 ("Fiscal 2003").

ACQUISITION OF HARDY

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Hardy is Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand and the United States. In addition, Hardy has significant marketing and sales operations in the United Kingdom. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets. Hardy has a comprehensive portfolio of wine products across all price points with a strong focus on premium wine production. Hardy's wines are distributed worldwide through a network of marketing and sales operations, with the majority of sales generated in Australia, the United Kingdom and the United States.

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the six months ended August 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's 2003 Credit Agreement (as defined below) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined below). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions.

     The results of operations of Hardy and PWP have been reported in the Company's Constellation Wines segment as of March 27, 2003. The Hardy Acquisition is significant and the Company expects it to have a material impact on the Company's future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Second Quarter 2004 and Second Quarter 2003.


                                            Second Quarter 2004 Compared to Second Quarter 2003
                                            ---------------------------------------------------
                                                                Net Sales
                                            ---------------------------------------------------
                                                      2004         2003      %Increase
                                                   ----------   ----------   ---------
Constellation Wines:
  Branded wine                                     $  382,755   $  237,119     61.4 %
  Wholesale and other                                 206,087      166,193     24.0 %
                                                   ----------   ----------
Constellation Wines net sales                      $  588,842   $  403,312     46.0 %
                                                   ----------   ----------
Constellation Beers and Spirits:
  Imported beers                                   $  247,414   $  219,807     12.6 %
  Spirits                                              72,504       66,687      8.7 %
                                                   ----------   ----------
Constellation Beers and Spirits net sales          $  319,918   $  286,494     11.7 %
                                                   ----------   ----------
Corporate Operations and Other                     $     -      $     -         N/A
                                                   ----------   ----------
Consolidated Net Sales                             $  908,760   $  689,806     31.7 %
                                                   ==========   ==========

     Net sales for Second Quarter 2004 increased to $908.8 million from $689.8 million for Second Quarter 2003, an increase of $219.0 million, or 31.7%. This increase resulted primarily from the inclusion of $140.5 million of net sales of products acquired in the Hardy Acquisition as well as increases in imported beer sales and U.K. wholesale sales. In addition, net sales benefited from a favorable foreign currency impact of $13.7 million.

     Constellation Wines
     -------------------

     Net sales for Constellation Wines increased to $588.8 million for Second Quarter 2004 from $403.3 million in Second Quarter 2003, an increase of $185.5 million, or 46.0%. Branded wine net sales increased $145.6 million, primarily due to the addition of $134.8 million of net sales of branded wine acquired in the Hardy Acquisition and increases in branded wine net sales in the U.S. of $10.5 million. Wholesale and other net sales increased $39.9 million primarily due to growth in the U.K. wholesale business of $29.4 million, which includes a favorable foreign currency impact of $10.0 million. The Company believes that the growth in the U.K. Wholesale business benefited from the unusually hot summer in the U.K. The Company continues to face competitive discounting within select markets and geographies driven in part by excess grape supplies. The Company believes that the grape supply/demand cycle should come into balance over the next couple of years. The Company has taken a strategy of preserving the long-term brand equity of its portfolio and investing its marketing dollars in the higher growth sectors of the wine business.

     Constellation Beers and Spirits
     -------------------------------

     Net sales for Constellation Beers and Spirits increased to $319.9 million for Second Quarter 2004 from $286.5 million for Second Quarter 2003, an increase of $33.4 million, or 11.7%. This increase resulted primarily from volume gains on the Company's imported beer portfolio, which increased $27.6 million, or 12.6%, against a flat Second Quarter 2003. Second Quarter 2003 was impacted by a large buy-in by trade channels during the first quarter of fiscal 2003 as a result of the Company's March 2002 price increase related to its Mexican beer portfolio. Spirits net sales also increased $5.8 million due to strong Canadian whiskey sales, particularly Black Velvet, and the introduction of several new products.

     The Company has been notified by its Mexican beer supplier of a cost increase on certain brands representing the majority of its portfolio. The effective date of the increase to the Company will be January 1, 2004. The Company intends to pass on the full amount of the cost increase to its distributors. The Company is in the early stages of developing its roll-out strategy for the price increase to its distributors, which will be done on a market by market basis in early calendar year 2004.

     GROSS PROFIT

     The Company's gross profit increased to $238.2 million for Second Quarter 2004 from $193.3 million for Second Quarter 2003, an increase of $45.0 million, or 23.3%. The dollar increase in gross profit resulted primarily from additional gross profit of $42.0 million (net of $9.0 million of flow through of stepped-up inventory costs) due to the Hardy Acquisition, higher beer sales and lower average spirits costs. These increases were partially offset by the write-down of $16.8 million of concentrate inventory in connection with the Company's decision to exit the commodity concentrate product line (see additional discussion under "Restructuring and Related Charges" below). Gross profit as a percent of net sales decreased to 26.2% for Second Quarter 2004 from 28.0% for Second Quarter 2003 primarily due to the flow through of the inventory step-up associated with the Hardy Acquisition and the write-down of the concentrate inventory, partially offset by sales of higher-margin wine brands acquired in the Hardy Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $125.0 million for Second Quarter 2004 from $87.6 million for Second Quarter 2003, an increase of $37.4 million, or 42.7%. This increase resulted primarily from $19.5 million in selling, general and administrative expenses from the addition of the Hardy and PWP businesses. In addition, increases in general and administrative expenses across the base business to support the Company's growth, as well as $5.2 million of amortized deferred financing costs associated with the bridge financing in connection with the Hardy Acquisition contributed to the increase in Second Quarter 2004. Selling, general and administrative expenses as a percent of net sales increased to 13.8% for Second Quarter 2004 as compared to 12.7% for Second Quarter 2003 due primarily to the Hardy Acquisition, which has a higher percentage of selling, general and administrative expenses than the Company's base business, and additional amortization of the deferred financing costs associated with the Hardy Acquisition.

     RESTRUCTURING AND RELATED CHARGES

     Restructuring and related charges resulted from (i) the realignment of business operations in the Company's wine segment, as previously announced in the Company's fourth quarter of fiscal 2003, and (ii) the Company's decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California, as previously announced in the Company's first quarter of fiscal 2004.

     The Company recorded restructuring and related charges of $3.3 million in Second Quarter 2004 related to the realignment of business operations in the Company's wine segment and expects to incur additional charges of approximately $1.6 million for the previously announced actions over the remainder of fiscal 2004.

     The Company recorded restructuring and related charges of $13.8 million in Second Quarter 2004 related to exiting the commodity concentrate product line and selling the Escalon facility. In total, the

Company recorded $30.6 million of costs allocated between cost of product sold and restructuring and related charges associated with these actions in Second Quarter 2004. The Company expects to incur additional restructuring and related charges of $19.7 million over the next two quarters, beginning with an estimated $15 million in the third quarter of fiscal 2004. All of the remaining charges will be recorded as Restructuring and Related Charges on the Company's consolidated statement of income in the next two quarters. The remaining charges result from renegotiating existing grape contracts associated with commodity concentrate and the Escalon facility, asset write-offs and severance-related costs. More than half of the total charges to be recorded in connection with exiting the commodity concentrate product line and selling the Escalon facility are non-cash charges.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Second Quarter 2004 and Second Quarter 2003.


                                   Second Quarter 2004 Compared to Second Quarter 2003
                                   ---------------------------------------------------
                                                 Operating Income (Loss)
                                   ---------------------------------------------------
                                                                       %Increase
                                            2004           2003        (Decrease)
                                         ----------     ----------     ----------
Constellation Wines                      $   84,413     $   52,241        61.6 %
Constellation Beers and Spirits              70,117         61,555        13.9 %
Corporate Operations and Other              (10,238)        (8,150)       25.6 %
                                         ----------     ----------
Total Reportable Segments                   144,292        105,646        36.6 %
Restructuring and Unusual Costs             (48,136)          -            N/A
                                         ----------     ----------
Consolidated Operating Income            $   96,156     $  105,646        (9.0)%
                                         ==========     ==========

     Restructuring and unusual costs of $48.1 million for Second Quarter 2004 included restructuring and certain unusual costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $9.0 million and $5.2 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company's realignment of its business operations in the wine segment, including the write-down of concentrate inventory of $16.8 million and restructuring and related charges of $17.1 million. As a result of these costs and the above factors, consolidated operating income decreased to $96.2 million for Second Quarter 2004 from $105.6 million for Second Quarter 2003, a decrease of $9.5 million, or (9.0%).

     INTEREST EXPENSE, NET

     Net interest expense increased to $41.1 million for Second Quarter 2004 from $27.2 million for Second Quarter 2003, an increase of $13.9 million, or 51.4%. The increase resulted from higher average borrowings due to the financing of the Hardy Acquisition, partially offset by a lower average borrowing rate.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased to 36.0% for Second Quarter 2004 as compared to 39.3% for Second Quarter 2003 as a result of the Hardy
Acquisition, which significantly increases the allocation of income to jurisdictions with lower income tax rates.

     NET INCOME

     As a result of the above factors, net income decreased to $35.6 million for Second Quarter 2004 from $49.6 million for Second Quarter 2003, a decrease of $14.0 million, or (28.3%).

SIX MONTHS 2004 COMPARED TO SIX MONTHS 2003

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Six Months 2004 and Six Months 2003.


                                             Six Months 2004 Compared to Six Months 2003
                                             -------------------------------------------
                                                             Net Sales
                                             -------------------------------------------
                                                   2004           2003      %Increase
                                               ------------   ------------  ---------
Constellation Wines:
  Branded wine                                 $    704,565   $    451,130    56.2 %
  Wholesale and other                               378,437        330,670    14.4 %
                                               ------------   ------------
Constellation Wines net sales                  $  1,083,002   $    781,800    38.5 %
                                               ------------   ------------
Constellation Beers and Spirits:
  Imported beers                               $    454,678   $    419,513     8.4 %
  Spirits                                           142,709        138,886     2.8 %
                                               ------------   ------------
Constellation Beers and Spirits net sales      $    597,387   $    558,399     7.0 %
                                               ------------   ------------
Corporate Operations and Other                 $       -      $       -        N/A
                                               ------------   ------------
Consolidated Net Sales                         $  1,680,389   $  1,340,199    25.4 %
                                               ============   ============

     Net sales for Six Months 2004 increased to $1,680.4 million from $1,340.2 million for Six Months 2003, an increase of $340.2 million, or 25.4%. This increase resulted primarily from the inclusion of $241.8 million of net sales of products acquired in the Hardy Acquisition as well as increases in U.K. wholesale sales and imported beer sales. In addition, net sales benefited from a favorable foreign currency impact of $43.3 million.

     Constellation Wines
     -------------------

     Net sales for Constellation Wines increased to $1,083.0 million for Six Months 2004 from $781.8 million in Six Months 2003, an increase of $301.2 million, or 38.5%. Branded wine net sales increased $253.4 million, primarily due to the addition of $234.9 million of net sales of branded wine acquired in the Hardy Acquisition and increases in branded wine net sales in the U.S. of $6.3 million. Wholesale and other net sales increased $47.8 million primarily due to growth in the U.K. wholesale business of $45.0 million, which includes a favorable foreign currency impact of $23.9 million. The Company continues to face competitive discounting within select markets and geographies driven in part by excess grape supplies. The Company believes that the grape supply/demand cycle should come into balance over the next couple of years. The Company has taken a strategy of preserving the long-term brand equity of its portfolio and investing its marketing dollars in the higher growth sectors of the wine business.

     Constellation Beers and Spirits
     -------------------------------

     Net sales for Constellation Beers and Spirits increased to $597.4 million for Six Months 2004 from $558.4 million for Six Months 2003, an increase of $39.0 million, or 7.0%. This increase resulted primarily from volume gains on the Company's imported beer portfolio, which increased $35.2 million or 8.4%. In addition, Spirits net sales increased $3.8 million due to volume gains and a favorable mix towards higher priced products.

     GROSS PROFIT

     The Company's gross profit increased to $446.1 million for Six Months 2004 from $370.0 million for Six Months 2003, an increase of $76.2 million, or 20.6%. The dollar increase in gross profit resulted primarily from additional gross profit of $68.8 million (net of $14.5 million of flow through of stepped-up inventory costs) due to the Hardy Acquisition, higher average beer sales and lower average spirits costs. These increases were partially offset by the write-down of $16.8 million of concentrate inventory in connection with the Company's decision to exit the commodity concentrate product line (see additional discussion under "Restructuring and Related Charges" below) as well as higher average beer costs. Gross profit as a percent of net sales decreased to 26.5% for Six Months 2004 from 27.6% for Six Months 2003 primarily due to the flow through of the inventory step-up associated with the Hardy Acquisition and the write-down of the concentrate inventory, partially offset by sales of higher-margin wine brands acquired in the Hardy Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $231.6 million for Six Months 2004 from $178.4 million for Six Months 2003, an increase of $53.2 million, or 29.8%. This increase resulted primarily from $30.9 million in selling, general and administrative expenses from the addition of the Hardy and PWP businesses. In addition, $9.2 million of amortized deferred financing costs associated with the bridge financing in connection with the Hardy Acquisition contributed to the increase in Six Months 2004, as well as an additional $2.1 million of amortized deferred financing costs associated with the Company's new bank credit facility. Selling, general and administrative expenses as a percent of net sales increased to 13.8% for Six Months 2004 as compared to 13.3% for Six Months 2003 due primarily to the additional amortization of the deferred financing costs associated with the Hardy Acquisition.

     RESTRUCTURING AND RELATED CHARGES

     Restructuring and related charges resulted from (i) the realignment of business operations in the Company's wine segment, as previously announced in the Company's fourth quarter of fiscal 2003, and (ii) the Company's decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California, as previously announced in the Company's first quarter of fiscal 2004.

     The Company recorded restructuring and related charges of $5.6 million in Six Months 2004 related to the realignment of business operations in the Company's wine segment and expects to incur additional charges of approximately $1.6 million for the previously announced actions over the remainder of fiscal 2004.

     The Company recorded restructuring and related charges of $13.8 million in Six Months 2004 related to exiting the commodity concentrate product line and selling the Escalon facility. In total, the Company recorded $30.6 million of costs allocated between cost of product sold and restructuring and related charges associated with these actions. The Company expects to incur additional restructuring and related charges of $19.7 million over the next two quarters, beginning with an estimated $15 million in the third quarter of fiscal 2004. All of the remaining charges will be recorded as Restructuring and Related Charges on the Company's consolidated statement of income in the next two quarters. The remaining charges result from renegotiating existing grape contracts associated with commodity concentrate and the Escalon facility, asset write-offs and severance-related costs. More than half of the total charges to be recorded in connection with exiting the commodity concentrate product line and selling the Escalon facility are non-cash charges.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Six Months 2004 and Six Months 2003.


                                     Six Months 2004 Compared to Six Months 2003
                                     -------------------------------------------
                                               Operating Income (Loss)
                                     -------------------------------------------
                                            2004        2003      %Increase
                                         ---------   ----------   ---------
Constellation Wines                      $ 145,436   $   91,079     59.7 %
Constellation Beers and Spirits            130,000      115,976     12.1 %
Corporate Operations and Other             (20,309)     (15,444)    31.5 %
                                         ---------   ----------
  Total Reportable Segments                255,127      191,611     33.1 %
Restructuring and Unusual Costs            (60,004)        -         N/A
                                         ---------   ----------
Consolidated Operating Income            $ 195,123   $  191,611      1.8 %
                                         =========   ==========

     Restructuring and unusual costs of $60.0 million for Six Months 2004 included restructuring and certain unusual costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $14.5 million and $9.2 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company's realignment of its business operations in the wine segment, including the write-down of concentrate inventory of $16.8 million and restructuring and related charges of $19.5 million. As a result of these costs and the above factors, consolidated operating income increased to $195.1 million for Six Months 2004 from $191.6 million for Six Months 2003, an increase of $3.5 million, or 1.8%.

     INTEREST EXPENSE, NET

     Net interest expense increased to $80.3 million for Six Months 2004 from $54.3 million for Six Months 2003, an increase of $26.0 million, or 48.0%. The increase resulted from higher average borrowings due to the financing of the Hardy Acquisition, partially offset by a lower average borrowing rate, and $1.7 million of imputed interest expense related to the Hardy Acquisition.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased to 36.0% for Six Months 2004 as compared to 39.3% for Six Months 2003 as a result of the Hardy Acquisition, which significantly increases the allocation of income to jurisdictions with lower income tax rates.

     NET INCOME

     As a result of the above factors, net income decreased to $74.8 million for Six Months 2004 from $86.9 million for Six Months 2003, a decrease of $12.2 million, or (14.0%).


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

SIX MONTHS 2004 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Six Months 2004 was $88.4 million, which resulted from $130.0 million in net income adjusted for non-cash items, less $41.6 million representing the net change in the Company's operating assets and liabilities. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventories and an increase in accrued advertising.

     INVESTING ACTIVITIES

     Net cash used in investing activities for Six Months 2004 was $1,105.7 million, which resulted primarily from net cash paid of $1,069.2 million for the purchases of businesses and $46.4 million of capital expenditures.

     FINANCING ACTIVITIES

     Net cash provided by financing activities for Six Months 2004 was $1,020.6 million resulting primarily from proceeds of $1,600.0 million from issuance of long-term debt, including $1,060.2 million of long-term debt incurred to acquire Hardy, plus net proceeds from the 2003 Equity Offerings (as defined below) of $426.4 million. This amount was partially offset by principal payments of long-term debt of $1,021.7 million.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of October 15, 2003, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Six Months 2004.

DEBT

     Total debt outstanding as of August 31, 2003, amounted to $2,264.0 million, an increase of $998.5 million from February 28, 2003. The ratio of total debt to total capitalization increased to 54.5% as of August 31, 2003, from 51.9% as of February 28, 2003.

     SENIOR CREDIT FACILITY

     2003 Credit Agreement
     ---------------------

     In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Lenders") entered into a new credit agreement, which was subsequently amended and restated on March 19, 2003 (the "2003 Credit Agreement"). The 2003 Credit Agreement provides for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. Proceeds of the 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company intends to use the remaining availability under the 2003 Credit Agreement to fund its working capital needs on an ongoing basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. The required annual repayments of the Tranche A Term Loan facility are $40.0 million in fiscal 2004 and increase by $20.0 million each year through fiscal 2008. In August 2003, the Company prepaid $100.0 million of the Tranche B Term Loan facility. After this prepayment, the required annual repayments of the Tranche B Term Loan, which is backend loaded, were revised to $37.0 million beginning in fiscal 2005 with increases to $359.0 million in fiscal 2009.

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the 2003 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.75%. The initial LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 2.25%, while the initial LIBOR margin on the Tranche B Term Loan facility is 2.75%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of certain foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. As a result of the prepayment of the Bridge Loans (as defined below) with the proceeds from the 2003 Equity Offerings, the requirement under certain circumstances for the Company and the Guarantors to pledge certain assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the 2003 Credit Agreement, ceased to apply.
Hardy has guaranteed debt of a joint venture in the maximum amount of $3.4 million as of August 31, 2003, which is permitted under the 2003 Credit
Agreement. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. As of August 31, 2003, the Company is in compliance with all of its debt covenants.

     As of August 31, 2003, under the 2003 Credit Agreement, the Company had outstanding Tranche A Term Loans of $386.7 million bearing a weighted average interest rate of 3.6%, Tranche B Term Loans of $696.7 million bearing a weighted average interest rate of 4.1%, $33.5 million of revolving loans bearing a weighted average interest rate of 4.6%, undrawn revolving letters of credit of $15.8 million, and $350.7 million in revolving loans available to be drawn.

     Bridge Agreement
     ----------------

     On January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and Administrative Agent, and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Bridge Lenders") entered into a bridge loan agreement which was amended and restated as of March 26, 2003, containing commitments of the Bridge Lenders to make bridge loans (the "Bridge Loans") of up to, in the aggregate, $450.0 million (the "Bridge Agreement"). On April 9, 2003, the Company used $400.0 million of the Bridge Loans to fund a portion of the cash required to pay the former Hardy shareholders. The rate of interest payable on the Bridge Loans was equal to LIBOR plus an initial margin of 3.75%. On July 30, 2003, the Company used proceeds from the 2003 Equity Offerings to prepay the $400.0 million Bridge Loans in their entirety.

     SENIOR NOTES

     As of August 31, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of August 31, 2003, the Company had outstanding (pound) 1.0 million ($1.6 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of August 31, 2003, the Company had outstanding (pound) 154.0 million ($242.5 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of August 31, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     As of August 31, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004.

     Also, as of August 31, 2003, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

EQUITY OFFERINGS

     During July 2003, the Company completed a public offering of 9,800,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.4 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock ("Preferred Stock") resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $165.0 million. The Class A Common Stock offering and the Preferred Stock offering are referred to together as the "2003 Equity Offerings." The net proceeds from the 2003 Equity Offerings were used to repay the Bridge Loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the 2003 Credit Agreement.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN No. 46 requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The Company is required to adopt FIN No. 46 in its entirety on December 1, 2003. The Company is currently assessing the financial impact of FIN No. 46 on its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. As required, the Company adopted SFAS No. 150 in its entirety on September 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company's future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-Q are also subject to the following risks and uncertainties: the on-going assimilation of the Hardy business; final management determinations and independent appraisals vary materially from current management estimates and preliminary independent appraisals of the fair value of the assets acquired and the liabilities assumed in the Hardy acquisition; the Company achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company's competitors; raw material supply, production or shipment difficulties could adversely affect the Company's ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company's products and/or result in higher than expected selling, general and administrative expenses; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in foreign exchange rates. For additional information about risks and uncertainties that could adversely affect the Company's forward-looking statements, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

     The Company, as a result of its global operating activities, is exposed to changes in foreign currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts. The Company does not utilize financial instruments for trading or other speculative purposes.

     Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, as well as forecasted foreign currency denominated sales. Using a sensitivity analysis based on estimated fair value of open contracts using available forward rates, if the U.S. dollar had been 10% weaker at August 31, 2003, and August 31, 2002, the fair value of open contracts would have increased $20.2 million and $0.1 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the related underlying positions.

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company utilizes U.S. dollar denominated and foreign currency denominated borrowings to fund its working capital and investment needs. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates at August 31, 2003, and August 31, 2002, would result in an approximate increase in cash required for interest of $9.3 million and $1.1 million, respectively.

     The Company's policy is to use only counterparties with an investment-grade or better rating and to monitor market risk and exposure for each counterparty. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at August 31, 2003, was not significant to the Company.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

     The Company's Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with that evaluation, no changes were identified in the Company's "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's fiscal quarter ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 15, 2003 (the "Annual Meeting"), the holders of the Company's Class A Common Stock (the "Class A Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company's Class B Common Stock (the "Class B Stock"), voting as a separate class, elected the Company's slate of director nominees designated to be elected by the holders of the Class B Stock.

     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon a proposal to ratify the selection of KPMG LLP, Certified Public Accountants, as the Company's independent public accountants for the fiscal year ending February 29, 2004.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

     I. The results of the voting for the election of Directors of the Company are as follows:

          Directors Elected by the Holders of Class A Stock:
          --------------------------------------------------

               Nominee                    For            Withheld
               -------                    ---            --------
               Thomas C. McDermott     48,118,361       23,512,555
               Paul L. Smith           48,071,401       23,559,515

          Directors Elected by the Holders of Class B Stock:
          --------------------------------------------------

               Nominee                    For            Withheld
               -------                    ---            --------
               George Bresler         119,930,460         24,730
               Jeananne K. Hauswald   119,659,980        295,210
               James A. Locke III     119,679,980        275,210
               Richard Sands          119,934,460         20,730
               Robert Sands           119,663,980        291,210

     II.  The selection of KPMG LLP was ratified with the following votes:

                    For:                    165,835,416
                    Against:                 25,518,575
                    Abstain:                    231,415
                    Broker Nonvotes:                700

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  The following Exhibits are furnished as part of this Form 10-Q:

Exhibit Number      Description
--------------      -----------

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

2.4 Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.5 Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

(3)     ARTICLES OF INCORORATION AND BY-LAWS.

3.1     Restated Certificate of Incorporation of the Company.

3.2 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

3.3     By-Laws of the Company.

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

4.10 Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.11    Supplemental  Indenture No. 1,  dated as of  August 21, 2001,  among the
        Company,  Ravenswood  Winery,  Inc.  and  BNY   Midwest  Trust   Company
        (successor to Harris Trust and Savings Bank), as Trustee.

4.12 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.13 Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee.

4.14 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee.

4.15 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee.

4.16 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent.

4.17 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent.

4.18 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

4.19 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

4.20 Deposit Agreement by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

(10)    MATERIAL CONTRACTS.

10.1 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent.

10.2 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent.

10.3 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

(11)    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

11.1    Computation of per share earnings.

(31)    RULE 13a-14(a)/15d-14(a) CERTIFICATIONS.

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32)    SECTION 1350 CERTIFICATIONS.

32.1    Certification of Chief Executive Officer pursuant to  Section 18  U.S.C.
        1350.

32.2    Certification of Chief Financial Officer pursuant to  Section 18  U.S.C.
        1350.

        (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended August 31, 2003:

             (i) Form 8-K/A dated March 27, 2003 and filed as of June 9, 2003. This Form 8-K reported information under Item 7 and included
                   (i) BRL Hardy Limited (now known as Hardy Wine Company Limited) consolidated statements of financial position as at 31 December 2002 and 31 December 2001 and the related consolidated statements of financial performance and consolidated statements of cash flows for each of the two years in the period ended 31 December 2002, together with the notes thereto, and the report of PricewaterhouseCoopers, independent accountants, thereon and (ii) the unaudited pro forma condensed combined balance sheet as of February 28, 2003, the unaudited pro forma combined statement of income for the year ended February 28, 2003, and the notes thereto.

             (ii) Form 8-K dated July 1, 2003 and filed as of July 1, 2003. This Form 8-K reported information under Items 7 and 9, and included (i) the Company's Condensed Consolidated Balance Sheets as of May 31, 2003 and February 28, 2003; (ii) the Company's Consolidated Statements of Income on a Reported Basis for the three months ended May 31, 2003 and May 31, 2002; (iii) the Company's Supplemental Consolidated Statements of Income on a Comparable Basis for the three months ended May 31, 2003 and May 31, 2002; (iv) the Company's Reconciliation of Reported and Comparable Financial Information for the three months ended May 31, 2003 and May 31, 2002; and (v) the Company's Reconciliation of Reported and Comparable Outlook.*

             (iii) Form  8-K/A-2  dated  March 27, 2003 and filed as of July 18,
                   2003. This Form 8-K reported information under Item 7 and included (i) BRL Hardy Limited (now known as Hardy Wine Company Limited) consolidated statements of financial position as at 31 December 2002 and 31 December 2001 and the related consolidated statements of financial performance and consolidated statements of cash flows for each of the two years in the period ended 31 December 2002, together with the notes thereto, and the report of PricewaterhouseCoopers, chartered accountants, thereon and (ii) the unaudited pro forma condensed combined balance sheet as of February 28, 2003, the unaudited pro forma combined statement of income for the year ended February 28, 2003, and the notes thereto.

             (iv) Form 8-K dated July 18, 2003 and filed as of July 18, 2003. This Form 8-K reported information under Items 7 and 9, and included the Company's Reconciliation of Reported and Comparable Diluted Earnings Per Share.*

             (v) Form 8-K dated July 24, 2003 and filed as of July 30, 2003. This Form 8-K reported information under Item 7.

             (vi) Form 8-K dated July 30, 2003 and filed as of July 31, 2003. This Form 8-K reported information under Items 7 and 9, and included the Company's Reconciliation of Reported and Comparable Diluted Earnings Per Share.*

                   *Designates Form 8-K was furnished rather than filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSTELLATION BRANDS, INC.

Dated: October 15, 2003                By:/s/ Thomas F. Howe
                                       --------------------------------------
                                       Thomas F. Howe, Senior Vice President,
                                       Controller

Dated: October 15, 2003                By:/s/ Thomas S. Summer
                                       --------------------------------------
                                       Thomas S. Summer, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

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

3.2 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

3.3 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).

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

4.10 Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.11 Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as
        Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.12 Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299),
        Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.13 Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

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

4.16 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.17 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed herewith).

4.18 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.19 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.20 Deposit Agreement, dated as of July 30, 2003, by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

(10)    MATERIAL CONTRACTS.

10.1 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.2 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company's Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

10.3 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

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

(22)    PUBLISHED  REPORT  REGARDING  MATTERS  SUBMITTED  TO A VOTE OF  SECURITY
        HOLDERS.

        Not applicable.

(23)    CONSENTS OF EXPERTS AND COUNSEL.

        Not applicable.

(24)    POWER OF ATTORNEY.

        Not applicable.

(31)    RULE 13a-14(a)/15d-14(a) CERTIFICATIONS.

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

(32)    SECTION 1350 CERTIFICATIONS.

32.1 Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2 Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

(99)    ADDITIONAL EXHIBITS.

        Not applicable.