Form 10-Q
period 2003-11-30
CONSTELLATION BRANDS INC
filed 2004-01-14
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended November 30, 2003
                               -----------------

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2003, is set forth below:

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share                93,809,404
Class B Common Stock, Par Value $.01 Per Share                12,064,130

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------


                      CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share and per share data)
                                      (unaudited)

                                                          November 30,    February 28,
                                                              2003            2003
                                                          ------------    ------------
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash investments                               $     38,375    $     13,810
  Accounts receivable, net                                     768,096         399,095
  Inventories, net                                           1,291,979         819,912
  Prepaid expenses and other                                   117,946          97,284
                                                          ------------    ------------
    Total current assets                                     2,216,396       1,330,101
PROPERTY, PLANT AND EQUIPMENT, net                           1,047,982         602,469
GOODWILL                                                     1,546,380         722,223
INTANGIBLE ASSETS, net                                         701,267         382,428
OTHER ASSETS                                                   112,255         159,109
                                                          ------------    ------------
  Total assets                                            $  5,624,280    $  3,196,330
                                                          ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                  $    168,041    $      2,623
  Current maturities of long-term debt                          65,833          71,264
  Accounts payable                                             340,070         171,073
  Accrued excise taxes                                          63,877          36,421
  Other accrued expenses and liabilities                       475,503         303,827
                                                          ------------    ------------
    Total current liabilities                                1,113,324         585,208
                                                          ------------    ------------
LONG-TERM DEBT, less current maturities                      1,970,819       1,191,631
                                                          ------------    ------------
DEFERRED INCOME TAXES                                          169,462         145,239
                                                          ------------    ------------
OTHER LIABILITIES                                              165,738          99,268
                                                          ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, 170,500 shares at November 30, 2003, and
    none at February 28, 2003 (Aggregate liquidation
    preference of $173,794 at November 30, 2003)                     2            -
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 96,333,605 shares at November 30, 2003,
    and 81,435,135 shares at February 28, 2003                     963             814
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,569,630 shares at November 30, 2003,
    and 14,578,490 shares at February 28, 2003                     146             146
  Additional paid-in capital                                   998,214         469,724
  Retained earnings                                            949,824         795,525
  Accumulated other comprehensive income (loss)                286,626         (59,257)
                                                          ------------    ------------
                                                             2,235,775       1,206,952
                                                          ------------    ------------
  Less-Treasury stock-
  Class A Common Stock, 2,653,112 shares at
    November 30, 2003, and 2,749,384 shares at
    February 28, 2003, at cost                                 (28,556)        (29,610)
  Class B Convertible Common Stock, 2,502,900 shares
    at November 30, 2003, and February 28, 2003, at cost        (2,207)         (2,207)
                                                          ------------    ------------
                                                               (30,763)        (31,817)
                                                          ------------    ------------
  Less-Unearned compensation-restricted stock awards               (75)           (151)
                                                          ------------    ------------
    Total stockholders' equity                               2,204,937       1,174,984
                                                          ------------    ------------
  Total liabilities and stockholders' equity              $  5,624,280    $  3,196,330
                                                          ============    ============

        The accompanying notes are an integral part of these statements.


                            CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands, except per share data)

                                       For the Nine Months Ended November 30,       For the Three Months Ended November 30,
                                       --------------------------------------       ---------------------------------------
                                            2003                   2002                  2003                    2002
                                       ---------------        ---------------       ---------------         ---------------
                                         (unaudited)            (unaudited)           (unaudited)             (unaudited)
SALES                                  $     3,354,298        $     2,729,219       $     1,213,541         $       969,759
  Less - Excise taxes                         (683,184)              (650,641)             (226,293)               (231,380)
                                       ---------------        ---------------       ---------------         ---------------
    Net sales                                2,671,114              2,078,578               987,248                 738,379
COST OF PRODUCT SOLD                        (1,938,881)            (1,495,096)             (704,632)               (524,885)
                                       ---------------        ---------------       ---------------         ---------------
    Gross profit                               732,233                583,482               282,616                 213,494
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     (348,428)              (263,847)             (113,333)                (85,470)
RESTRUCTURING AND RELATED CHARGES              (27,487)                  -                   (8,088)                   -
                                       ---------------        ---------------       ---------------         ---------------
    Operating income                           356,318                319,635               161,195                 128,024
GAIN ON CHANGE IN FAIR VALUE
  OF DERIVATIVE INSTRUMENTS                      1,181                   -                     -                       -
EQUITY IN EARNINGS OF JOINT VENTURES               965                 10,093                   126                   4,182
INTEREST EXPENSE, net                         (112,230)               (80,494)              (31,889)                (26,202)
                                       ---------------        ---------------       ---------------         ---------------
    Income before income taxes                 246,234                249,234               129,432                 106,004
PROVISION FOR INCOME TAXES                     (88,641)               (97,949)              (46,592)                (41,660)
                                       ---------------        ---------------       ---------------         ---------------
NET INCOME                                     157,593                151,285                82,840                  64,344
  Dividends on preferred stock                  (3,294)                  -                   (2,450)                   -
                                       ---------------        ---------------       ---------------         ---------------
INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                         $       154,299        $       151,285       $        80,390         $        64,344
                                       ===============        ===============       ===============         ===============


SHARE DATA:
Earnings per common share:
    Basic                              $          1.56        $          1.69       $          0.76         $          0.71
                                       ===============        ===============       ===============         ===============
    Diluted                            $          1.51        $          1.63       $          0.73         $          0.69
                                       ===============        ===============       ===============         ===============
Weighted average common shares
  outstanding:
    Basic                                       98,902                 89,617               105,323                  90,323
    Diluted                                    104,559                 92,669               114,196                  93,083

                              The accompanying notes are an integral part of these statements.


                         CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                        For the Nine Months Ended November 30,
                                                        --------------------------------------
                                                             2003                    2002
                                                        --------------          --------------
                                                         (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $      157,593          $      151,285

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property, plant and equipment             58,666                  41,174
      Amortization of intangible and other assets               18,713                   4,409
      Deferred tax provision                                     4,622                   4,062
      Loss on extinguishment of debt                               800                    -
      Loss on sale of assets                                     2,108                   1,956
      Stock-based compensation expense                             208                      75
      Amortization of discount on long-term debt                    59                      46
      Gain on change in fair value of
        derivative instruments                                  (1,181)                   -
      Equity in earnings of joint ventures                        (965)                (10,093)
      Change in operating assets and liabilities,
        net of effects from purchases of businesses:
          Accounts receivable, net                            (218,730)                (81,470)
          Inventories, net                                      32,305                (102,901)
          Prepaid expenses and other current assets             13,417                 (14,029)
          Accounts payable                                      23,615                  57,198
          Accrued excise taxes                                  23,845                  (8,972)
          Other accrued expenses and liabilities                39,989                 100,812
          Other assets and liabilities, net                     24,458                   3,712
                                                        --------------          --------------
            Total adjustments                                   21,929                  (4,021)
                                                        --------------          --------------
            Net cash provided by operating activities          179,522                 147,264
                                                        --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired             (1,070,074)                   -
  Purchases of property, plant and equipment                   (70,584)                (51,833)
  Payment of accrued earn-out amount                            (2,035)                 (1,674)
  Proceeds from sale of assets                                  11,085                     977
  Proceeds from sale of business                                 4,431                    -
  Proceeds from sale of marketable equity securities               790                    -
                                                        --------------          --------------
            Net cash used in investing activities           (1,126,387)                (52,530)
                                                        --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   1,600,000                  10,000
  Proceeds from equity offerings, net of fees                  426,069                    -
  Net proceeds from (repayments of) notes payable              165,209                 (49,429)
  Exercise of employee stock options                            23,756                  25,539
  Proceeds from employee stock purchases                         1,822                   1,319
  Principal payments of long-term debt                      (1,240,395)                (62,519)
  Payment of issuance costs of long-term debt                  (34,147)                    (10)
                                                        --------------          --------------
            Net cash provided by (used in)
              financing activities                             942,314                 (75,100)
                                                        --------------          --------------

Effect of exchange rate changes on cash
  and cash investments                                          29,116                   1,341
                                                        --------------          --------------

NET INCREASE IN CASH AND CASH INVESTMENTS                       24,565                  20,975
CASH AND CASH INVESTMENTS, beginning of period                  13,810                   8,961
                                                        --------------          --------------
CASH AND CASH INVESTMENTS, end of period                $       38,375          $       29,936
                                                        ==============          ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired,
      including cash acquired                           $    1,790,142          $         -
    Liabilities assumed                                       (633,356)                   -
                                                        --------------          --------------
    Net assets acquired                                      1,156,786                    -
    Less - stock issuance                                      (77,243)                   -
    Less - direct acquisition costs accrued
      or previously paid                                        (7,964)                   -
    Less - cash acquired                                        (1,505)                   -
                                                        --------------          --------------
    Net cash paid for purchases of businesses           $    1,070,074          $         -
                                                        ==============          ==============

               The accompanying notes are an integral part of these statements.

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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


                                           For the Nine Months      For the Three Months
                                            Ended November 30,       Ended November 30,
                                          ---------------------    ----------------------
                                            2003        2002         2003         2002
                                          ---------   ---------    ---------    ---------
(in thousands, except per share data)
Net income, as reported                   $ 157,593   $ 151,285    $  82,840    $  64,344
Add:  Stock-based employee
  compensation expense included in
  reported net income, net of related
  tax effects                                   133          46           16           15
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects         (7,296)    (10,131)      (2,490)      (3,377)
                                          ---------   ---------    ---------    ---------
Pro forma net income                      $ 150,430   $ 141,200    $  80,366    $  60,982
                                          =========   =========    =========    =========
Pro forma income available to
  common stockholders                     $ 147,135   $ 141,200    $  77,916    $  60,982
                                          =========   =========    =========    =========

Earnings per common share:
  Basic--as reported                      $    1.56   $    1.69    $    0.76    $    0.71
  Basic--pro forma                        $    1.49   $    1.58    $    0.74    $    0.68

Diluted--as reported                      $    1.51   $    1.63    $    0.73    $    0.69
Diluted--pro forma                        $    1.44   $    1.51    $    0.70    $    0.65

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

     Effective September 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

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

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the nine months ended November 30, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's March 2003 Credit Agreement (as defined in Note 10) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined in Note 10). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company's strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

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

     The following table summarizes the estimated fair values of the Hardy Acquisition assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. Estimated fair values at March 27, 2003, are as follows:

                    (in thousands)
                    Current assets                 $   532,412
                    Property, plant and equipment      332,260
                    Other assets                        33,403
                    Trademarks                         246,398
                    Goodwill                           643,300
                                                   -----------
                      Total assets acquired          1,787,773

                    Current liabilities                294,766
                    Long-term liabilities              337,234
                                                   -----------
                      Total liabilities assumed        632,000
                                                   -----------

                    Net assets acquired            $ 1,155,773
                                                   ===========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth the unaudited pro forma results of operations of the Company for the nine months and three months ended November 30, 2003, and November 30, 2002. The unaudited pro forma results of operations for the nine months ended November 30, 2003, and November 30, 2002, and the three months ended November 30, 2002, give effect to the Hardy Acquisition as if it occurred on March 1, 2002. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the nine months ended November 30, 2002, do not reflect total pretax nonrecurring charges of $30.3 million ($0.22 per share on a diluted basis) related to transaction costs, primarily for the payment of stock options, which were incurred by Hardy prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.


                                                 For the Nine Months         For the Three Months
                                                  Ended November 30,          Ended November 30,
                                              -------------------------    -------------------------
                                                  2003          2002           2003          2002
                                              -----------   -----------    -----------   -----------
(in thousands, except per share data)
Net sales                                     $ 2,703,454   $ 2,481,395    $   987,248   $   888,375
Income before income taxes                    $   249,210   $   243,420    $   129,432   $   101,664
Net income                                    $   160,033   $   155,223    $    82,840   $    65,192
Income available to common stockholders       $   156,739   $   155,223    $    80,390   $    65,192

Earnings per common share:
  Basic                                       $      1.58   $      1.67    $      0.76   $      0.70
                                              ===========   ===========    ===========   ===========
  Diluted                                     $      1.52   $      1.62    $      0.73   $      0.68
                                              ===========   ===========    ===========   ===========

Weighted average common shares outstanding:
  Basic                                            99,368        92,906        105,323        93,612
  Diluted                                         105,025        95,958        114,196        96,372

4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                  November 30,      February 28,
                                      2003              2003
                                  ------------      ------------
(in thousands)
Raw materials and supplies        $     83,526      $     26,472
In-process inventories                 785,740           534,073
Finished case goods                    422,713           259,367
                                  ------------      ------------
                                  $  1,291,979      $    819,912
                                  ============      ============

5)   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:

                                  November 30,      February 28,
                                      2003              2003
                                  ------------      ------------
(in thousands)
Land and land improvements        $    148,698      $     84,758
Vineyards                              116,165            37,394
Buildings and improvements             274,370           173,943
Machinery and equipment                757,157           551,271
Motor vehicles                          12,731             5,468
Construction in progress                72,811            32,839
                                  ------------      ------------
                                     1,381,932           885,673
Less - Accumulated depreciation       (333,950)         (283,204)
                                  ------------      ------------
                                  $  1,047,982      $    602,469
                                  ============      ============

6)   GOODWILL:

     The changes in the carrying amount of goodwill for the nine months ended November 30, 2003, are as follows:


                                                 Constellation
                                 Constellation     Beers and
                                     Wines          Spirits      Consolidated
                                 -------------   -------------   ------------
(in thousands)
Balance, February 28, 2003        $    590,263   $     131,960   $    722,223
Purchase accounting allocations        678,512            -           678,512
Foreign currency translation
  adjustments                          142,232           1,664        143,896
Purchase price earn-out                  1,749            -             1,749
                                  ------------   -------------   ------------
Balance, November 30, 2003        $  1,412,756   $     133,624   $  1,546,380
                                  ============   =============   ============

7)   INTANGIBLE ASSETS:

     The major components of intangible assets are:


                                       November 30, 2003           February 28, 2003
                                    -----------------------     -----------------------
                                      Gross         Net           Gross         Net
                                     Carrying     Carrying       Carrying     Carrying
                                      Amount       Amount         Amount       Amount
                                    ----------   ----------     ----------   ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements           $   11,323   $    3,999     $   10,158   $    4,434
Other                                    4,184          419          3,978          345
                                    ----------   ----------     ----------   ----------
      Total                         $   15,507        4,418     $   14,136        4,779
                                    ==========                  ==========

Nonamortizable intangible assets:
  Trademarks                                        677,181                     357,166
  Agency relationships                               19,640                      20,458
  Other                                                  28                          25
                                                 ----------                  ----------
      Total                                         696,849                     377,649
                                                 ----------                  ----------
Total intangible assets                          $  701,267                  $  382,428
                                                 ==========                  ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.5 million and $1.7 million for the nine months ended November 30, 2003, and November 30, 2002, respectively, and $0.6 million and $0.6 million for the three months ended November 30, 2003, and November 30, 2002, respectively. Estimated amortization expense for the remaining three months of fiscal 2004 and for each of the five succeeding fiscal years is as follows:

                           (in thousands)
                           2004             $   559
                           2005             $ 1,982
                           2006             $ 1,449
                           2007             $   390
                           2008             $    38
                           2009             $  -

8)   OTHER ASSETS:

     The major components of other assets are as follows:

                                             November 30,   February 28,
                                                 2003           2003
                                             ------------   ------------
(in thousands)
Deferred financing costs                     $     54,585   $     28,555
Derivative assets                                  42,499           -
Investment in marketable equity securities         13,438           -
Investment in joint ventures                        8,227        123,064
Other                                              13,775         18,418
                                             ------------   ------------
                                                  132,524        170,037
Less - Accumulated amortization                   (20,269)       (10,928)
                                             ------------   ------------
                                             $    112,255   $    159,109
                                             ============   ============

     The Company's investment in marketable equity securities is classified as an available-for-sale security. As such, gross unrealized losses of $1.0 million are included, net of applicable income taxes, within accumulated other comprehensive income as of November 30, 2003. The Company uses the average cost method as its basis on which cost is determined in computing realized gains or losses. Realized gains on sales of securities during the nine months and three months ended November 30, 2003, are immaterial.

     Amortization expense for other assets was included in selling, general and administrative expenses and was $17.2 million and $2.7 million for the nine months ended November 30, 2003, and November 30, 2002, respectively, and $4.1 million and $0.9 million for the three months ended November 30, 2003, and November 30, 2002, respectively. Amortization expense for the nine months ended November 30, 2003, includes $8.2 million related to amortization of the deferred financing costs associated with the Bridge Loans (as defined in Note 10). As of November 30, 2003, the deferred financing costs associated with the Bridge Loans have been fully amortized.

9)   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:

                            November 30,   February 28,
                                2003           2003
                            ------------   ------------
(in thousands)
Advertising and promotions   $   131,976   $     63,155
Income taxes payable              72,197         58,347
Salaries and commissions          41,030         35,769
Adverse grape contracts           33,427         10,244
Interest                          27,321         22,019
Other                            169,552        114,293
                             -----------   ------------
                             $   475,503   $    303,827
                             ===========   ============

10)  BORROWINGS:

     Senior credit facility-
     ----------------------
     In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders entered into a new credit agreement (as subsequently amended and restated as of March 19, 2003, the "March 2003 Credit Agreement"). In October 2003, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") that (i) refinanced the then outstanding principal balance under the Tranche B Term Loan facility on essentially the same terms as the Tranche B Term Loan facility under the March 2003 Credit Agreement, but at a lower Applicable Rate (as such term is defined in the Credit Agreement) and (ii) otherwise restated the terms of the March 2003 Credit Agreement, as amended. The March 2003 Credit Agreement provided for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. Proceeds of the March 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company intends to use the remaining availability under the Credit Agreement to fund its working capital needs on an ongoing basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. The required annual repayments of the Tranche A Term Loan facility are $40.0 million in fiscal 2004 and increase by $20.0 million each year through fiscal 2008. As of November 30, 2003, the Company has made $26.6 million of scheduled and required payments on the Tranche A Term Loan facility. In August 2003, the Company prepaid $100.0 million of the Tranche B Term Loan facility. In October 2003, the Company prepaid an additional $200.0 million of the Tranche B Term Loan facility. After this prepayment, the required annual repayments of the Tranche B Term Loan, which is backend loaded, were revised to $54.4 million in fiscal 2006, $54.4 million in fiscal 2007, $119.1 million in fiscal 2008 and $272.1 million in fiscal 2009.

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.50%. As of November 30, 2003, the LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 1.75%, while the LIBOR margin on the Tranche B Term Loan facility is 2.00%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of certain foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. As a result of the prepayment of the Bridge Loans (as defined below) with the proceeds from the 2003 Equity Offerings, the requirement under certain circumstances for the Company and the Guarantors to pledge certain assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the Credit Agreement, ceased to apply. Certain foreign subsidiaries of the Company have guaranteed debt, including debt of a joint venture in the maximum amount of $3.9 million and debt of a partnership in the maximum amount of $1.0 million as of November 30, 2003. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. As of November 30, 2003, the Company is in compliance with all of its covenants under its Credit Agreement.

     As of November 30, 2003, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $373.4 million bearing a weighted average interest rate of 2.9%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.1%, $166.6 million of revolving loans bearing a weighted average interest rate of 3.0%, undrawn revolving letters of credit of $18.4 million, and $215.1 million in revolving loans available to be drawn.


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

11)  OTHER LIABILITIES:

     The major components of other liabilities are as follows:

                             November 30,   February 28,
                                 2003           2003
                             ------------   ------------
(in thousands)
Adverse grape contracts      $     79,680   $     22,550
Accrued pension liability          40,009         36,351
Other                              46,049         40,367
                             ------------   ------------
                             $    165,738   $     99,268
                             ============   ============

12)  STOCKHOLDERS' EQUITY:

     During July 2003, the Company completed a public offering of 9,800,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.2 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock ("Preferred Stock") resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $164.9 million. The Class A Common Stock offering and the Preferred Stock offering are referred to together as the "2003 Equity Offerings." The net proceeds from the 2003 Equity Offerings were used to repay the Bridge Loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the March 2003 Credit Agreement.

     As of November 30, 2003, 170,500 shares of Preferred Stock were outstanding and $3.3 million of dividends were accrued. Dividends are cumulative and payable quarterly, if declared, in cash, shares of the Company's Class A Common Stock, or a combination thereof, at the discretion of the Company. Dividends are payable, if declared, on the first business day of March, June, September, and December of each year, commencing on December 1, 2003. The dividends accrued as of November 30, 2003, were subsequently paid on December 1, 2003. On September 1, 2006, the automatic conversion date, each share of Preferred Stock will automatically convert into, subject to certain anti-dilution adjustments, between 29.276 and 35.716 shares of the Company's Class A Common Stock, depending on the then applicable market price of the Company's Class A Common Stock, in accordance with the following table:

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

13)  EARNINGS PER COMMON SHARE:

     Basic earnings per common share exclude the effect of common stock equivalents and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Common Stock. Diluted earnings per common share reflect the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assume the exercise of stock options using the treasury stock method and the conversion of the Preferred Stock using the if-converted method.

     The computation of basic and diluted earnings per common share is as follows:


                                             For the Nine Months       For the Three Months
                                              Ended November 30,        Ended November 30,
                                           -----------------------    -----------------------
                                              2003         2002          2003         2002
                                           ----------   ----------    ----------   ----------
(in thousands, except per share data)
Net income                                 $  157,593   $  151,285    $   82,840   $   64,344
Dividends on preferred stock                   (3,294)        -           (2,450)        -
                                           ----------   ----------    ----------   ----------
Income available to common stockholders    $  154,299   $  151,285    $   80,390   $   64,344
                                           ==========   ==========    ==========   ==========

Weighted average common shares
  outstanding - basic                          98,902       89,617       105,323       90,323
Stock options                                   3,227        3,052         3,484        2,760
Preferred stock                                 2,430         -            5,389         -
                                           ----------   ----------    ----------   ----------
Weighted average common shares
  outstanding - diluted                       104,559       92,669       114,196       93,083
                                           ==========   ==========    ==========   ==========

Earnings per common share - basic          $     1.56   $     1.69    $     0.76   $     0.71
                                           ==========   ==========    ==========   ==========
Earnings per common share - diluted        $     1.51   $     1.63    $     0.73   $     0.69
                                           ==========   ==========    ==========   ==========

     Stock options to purchase 0.1 million and 1.1 million shares of Class A Common Stock at a weighted average price per share of $30.82 and $27.43 were outstanding during the nine months ended November 30, 2003, and November 30, 2002, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period. Stock options to purchase 0.1 million and 1.1 million shares of Class A Common Stock at a weighted average price per share of $31.01 and $27.41 were outstanding during the three months ended November 30, 2003, and November 30, 2002, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period.

14)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:


                                                              For the Nine Months       For the Three Months
                                                               Ended November 30,        Ended November 30,
                                                            -----------------------    -----------------------
                                                               2003         2002          2003         2002
                                                            ----------   ----------    ----------   ----------
(in thousands)
Net income                                                  $  157,593   $  151,285    $   82,840   $   64,344
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                     320,237       14,659       214,120        1,520
  Cash flow hedges:
    Net derivative gains, net of tax effect of
      ($13,936) and ($4,787), respectively                      32,432         -           11,137         -
    Reclassification adjustments, net of tax effect
      of $886, $13, and $275, respectively                      (1,939)         (21)         (596)        -
                                                            ----------   ----------    ----------   ----------
  Net cash flow hedges                                          30,493          (21)       10,541         -
  Unrealized loss on marketable equity securities, net
    of tax effect of $303 and ($44), respectively                 (708)        -              102         -
  Minimum pension liability adjustment, net of tax
    effect of $1,838, $254, $1,690 and ($1),
    respectively                                                (4,139)        (380)       (3,868)           2
                                                            ----------   ----------    ----------   ----------
Total comprehensive income                                  $  503,476   $  165,543    $  303,735   $   65,866
                                                            ==========   ==========    ==========   ==========

     Accumulated other comprehensive income (loss), net of tax effects, includes the following components:


                                                             Unrealized
                               Foreign          Net           Loss on         Minimum        Accumulated
                               Currency      Unrealized      Marketable       Pension           Other
                              Translation     Gains on         Equity        Liability      Comprehensive
                              Adjustments    Derivatives     Securities      Adjustment     Income (Loss)
                              -----------    -----------    ------------    ------------    -------------
(in thousands)
Balance, February 28, 2003    $   (16,722)   $      -       $       -       $    (42,535)   $     (59,257)
Current period change             320,237         30,493            (708)         (4,139)         345,883
                              -----------    -----------    ------------    ------------    -------------
Balance, November 30, 2003    $   303,515    $    30,493    $       (708)   $    (46,674)   $     286,626
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

     In the third quarter of fiscal 2004, the Company revised its accounting policy with regard to the income statement presentation of the reclassification adjustments of cash flow hedges of certain sales transactions. These cash flow hedges are used to reduce the risk of foreign currency exchange rate fluctuations resulting from the sale of product denominated in various foreign currencies. As such, the Company's revised accounting policy is to report the reclassification adjustments from accumulated other comprehensive income (loss) to sales. Previously, the Company reported such reclassification adjustments in selling, general and administrative expenses. This change in accounting policy resulted in a reclassification which increased selling, general and administrative expenses and sales by $1.2 million and $2.3 million for the three months ended May 31, 2003, and August 31, 2003, respectively. No such reclassification was required for the comparable prior year periods. This reclassification did not affect operating income or net income.

15)  RESTRUCTURING AND RELATED CHARGES:

     For the nine months ended November 30, 2003, the Company recorded $27.5 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from (i) the realignment of business operations in the Company's wine segment and (ii) the Company's decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California. In addition, in connection with the Company's decision to exit the commodity concentrate product line in the U.S., the Company recorded a write-down of concentrate inventory of $16.8 million, which was recorded in cost of product sold.

     The Company recorded restructuring and related charges of $2.3 million for the three months ended May 31, 2003, including $2.2 million of employee termination benefit costs and $0.1 million of other related charges.

     The Company recorded restructuring and related charges of $17.1 million for the three months ended August 31, 2003, including $1.7 million of employee termination benefit costs, $10.6 million of grape contract termination costs, $1.0 million of facility consolidation and relocation costs, and other related charges of $3.7 million, which consisted of a $1.9 million loss on the sale of the Escalon facility and $1.8 million of other costs related to the realignment of the business operations in the Constellation Wines segment.

     The Company recorded restructuring and related charges of $8.1 million for the three months ended November 30, 2003, including $0.7 million of employee termination benefit costs, $6.6 million of grape contract termination costs, $0.8 million of facility consolidation and relocation costs.

     The Company estimates that the completion of the restructuring plan will include a total of $6.0 million of employee termination benefit costs through February 29, 2004, of which $4.6 million has been incurred through November 30, 2003. The Company estimates that the completion of the restructuring plan will include a total of $22.6 million of grape contract termination costs through February 28, 2005, of which $17.2 million has been incurred through November 30, 2003. The Company estimates that the completion of the restructuring plan will include a total of $2.3 million of facility consolidation and relocation costs through February 28, 2005, of which $1.8 million has been incurred through November 30, 2003. The Company has incurred other costs related to the restructuring plan for the disposal of fixed assets and other costs of realigning the business operations of the Constellation Wines segment and expects to incur additional costs during the year ending February 29, 2004.

     The following table illustrates the changes in the restructuring liability balance since February 28, 2003:


                                 Employee       Grape          Facility
                               Termination    Contract      Consolidation/
                                 Benefit     Termination      Relocation
                                  Costs         Costs            Costs         Total
                               -----------   -----------    --------------   ---------
(in thousands)
Balance, February 28, 2003     $      -      $      -       $         -      $    -
  Restructuring charges              2,183          -                 -          2,183
  Cash expenditures                 (1,554)         -                 -         (1,554)
                               -----------   -----------    --------------   ---------
Balance, May 31, 2003                  629          -                 -            629
  Restructuring charges              1,743        10,642             1,024      13,409
  Cash expenditures                 (1,542)       (2,063)           (1,024)     (4,629)
                               -----------   -----------    --------------   ---------
Balance, August 31, 2003               830         8,579              -          9,409
  Restructuring charges                686         6,563               786       8,035
  Cash expenditures                   (381)         -                 (786)     (1,167)
                               -----------   -----------    --------------   ---------
Balance, November 30, 2003     $     1,135   $    15,142    $         -      $  16,277
                               ===========   ===========    ==============   =========

16)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of November 30, 2003, and February 28, 2003, and the condensed consolidating statements of income for the nine months and three months ended November 30, 2003, and November 30, 2002, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2003, and November 30, 2002, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at November 30, 2003
--------------------
Current assets:
  Cash and cash investments                      $       100   $     6,632   $      31,643   $       -      $     38,375
  Accounts receivable, net                           167,889       161,108         439,099           -           768,096
  Inventories, net                                    32,215       638,186         628,505         (6,927)     1,291,979
  Prepaid expenses and other                           9,607        51,232          57,107           -           117,946
  Intercompany (payable) receivable                 (294,338)     (588,769)        883,107           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                           (84,527)      268,389       2,039,461         (6,927)     2,216,396
Property, plant and equipment, net                    49,627       351,395         646,960           -         1,047,982
Investments in subsidiaries                        4,306,531     2,309,174            -        (6,615,705)          -
Goodwill                                              47,530       498,216       1,000,634           -         1,546,380
Intangible assets, net                                10,844       313,749         376,674           -           701,267
Other assets                                          42,334         2,246          67,675           -           112,255
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 4,372,339   $ 3,743,169   $   4,131,404   $ (6,622,632)  $  5,624,280
                                                 ===========   ===========   =============   ============   ============
Current liabilities:
  Notes payable to banks                         $   166,600   $      -      $       1,441   $       -      $    168,041
  Current maturities of long-term debt                58,460         3,789           3,584           -            65,833
  Accounts payable                                    32,881       118,987         188,202           -           340,070
  Accrued excise taxes                                 8,486        18,908          36,483           -            63,877
  Other accrued expenses and liabilities             171,892        38,466         265,145           -           475,503
                                                 -----------   -----------   -------------   ------------   ------------
      Total current liabilities                      438,319       180,150         494,855           -         1,113,324
Long-term debt, less current maturities            1,931,585         8,288          30,946           -         1,970,819
Deferred income taxes                                 54,368        79,655          35,439           -           169,462
Other liabilities                                      7,127        28,544         130,067           -           165,738
Stockholders' equity:
  Preferred stock                                          2          -               -              -                 2
  Class A and Class B common stock                     1,109         6,434          64,867        (71,301)         1,109
  Additional paid-in capital                         998,214     1,859,311       2,956,146     (4,815,457)       998,214
  Retained earnings                                  956,751     1,540,771         188,176     (1,735,874)       949,824
  Accumulated other comprehensive
    income                                            15,702        40,016         230,908           -           286,626
  Treasury stock and other                           (30,838)         -               -              -           (30,838)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,940,940     3,446,532       3,440,097     (6,622,632)     2,204,937
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 4,372,339   $ 3,743,169   $   4,131,404   $ (6,622,632)  $  5,624,280
                                                 ===========   ===========   =============   ============   ============
Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2003
--------------------
Current assets:
  Cash and cash investments                      $     1,426   $     1,248   $      11,136   $       -      $     13,810
  Accounts receivable, net                           120,554       141,156         137,385           -           399,095
  Inventories, net                                    20,378       654,945         144,664            (75)       819,912
  Prepaid expenses and other                          31,452        52,411          13,421           -            97,284
  Intercompany (payable) receivable                 (177,332)      136,002          41,330           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                            (3,522)      985,762         347,936            (75)     1,330,101
Property, plant and equipment, net                    46,379       358,180         197,910           -           602,469
Investments in subsidiaries                        2,590,889       601,156            -        (3,192,045)          -
Goodwill                                              51,172       495,636         175,415           -           722,223
Intangible assets, net                                10,918       315,952          55,558           -           382,428
Other assets                                          31,599       126,375           1,135           -           159,109
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 2,727,435   $ 2,883,061   $     777,954   $ (3,192,120)  $  3,196,330
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Current liabilities:
  Notes payable to banks                         $     2,000   $      -      $         623   $       -      $      2,623
  Current maturities of long-term debt                67,137         3,470             657           -            71,264
  Accounts payable                                    37,567        58,843          74,663           -           171,073
  Accrued excise taxes                                 7,447        15,711          13,263           -            36,421
  Other accrued expenses and liabilities             138,963        46,664         118,200           -           303,827
                                                 -----------   -----------   -------------   ------------   ------------
      Total current liabilities                      253,114       124,688         207,406           -           585,208
Long-term debt, less current maturities            1,171,694        10,810           9,127           -         1,191,631
Deferred income taxes                                 48,475        79,656          17,108           -           145,239
Other liabilities                                      8,718        29,446          61,104           -            99,268
Stockholders' equity:
  Class A and Class B common stock                       960         6,434          64,867        (71,301)           960
  Additional paid-in capital                         469,724     1,221,076         436,466     (1,657,542)       469,724
  Retained earnings                                  795,600     1,363,379          99,823     (1,463,277)       795,525
  Accumulated other comprehensive
    income (loss)                                     11,118        47,572        (117,947)          -           (59,257)
  Treasury stock and other                           (31,968)         -               -              -           (31,968)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,245,434     2,638,461         483,209     (3,192,120)     1,174,984
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 2,727,435   $ 2,883,061   $     777,954   $ (3,192,120)  $  3,196,330
                                                 ===========   ===========   =============   ============   ============


Condensed Consolidating Statement of Income
-------------------------------------------
for the Nine Months Ended November 30, 2003
-------------------------------------------
Gross sales                                      $   603,162   $ 1,536,886   $   1,433,848   $   (219,598)  $  3,354,298
  Less - excise taxes                               (106,045)     (325,692)       (251,447)          -          (683,184)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        497,117     1,211,194       1,182,401       (219,598)     2,671,114
Cost of product sold                                (428,529)     (804,290)       (918,808)       212,746     (1,938,881)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      68,588       406,904         263,593         (6,852)       732,233
Selling, general and administrative
  expenses                                           (92,452)     (124,276)       (131,700)          -          (348,428)
Restructuring and related charges                       -          (26,061)         (1,426)          -           (27,487)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating (loss) income                          (23,864)      256,567         130,467         (6,852)       356,318
Gain on change in fair value of
  derivative instruments                               1,181          -               -              -             1,181
Equity in earnings of
  subsidiary/joint venture                           177,392        88,893             425       (265,745)           965
Interest income (expense), net                         9,256      (116,673)         (4,813)          -          (112,230)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                       163,965       228,787         126,079       (272,597)       246,234
Provision for income taxes                               480       (51,395)        (37,726)          -           (88,641)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                           164,445       177,392          88,353       (272,597)       157,593
  Dividends on preferred stock                        (3,294)         -               -              -            (3,294)
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $   161,151   $   177,392   $      88,353   $   (272,597)  $    154,299
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Nine Months Ended November 30, 2002
-------------------------------------------
Gross sales                                      $   611,053   $ 1,482,454   $     862,956   $   (227,244)  $  2,729,219
  Less - excise taxes                               (110,952)     (315,651)       (224,038)          -          (650,641)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        500,101     1,166,803         638,918       (227,244)     2,078,578
Cost of product sold                                (381,128)     (828,517)       (512,704)       227,253     (1,495,096)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                     118,973       338,286         126,214              9        583,482
Selling, general and administrative
  expenses                                           (79,921)     (110,749)        (73,177)          -          (263,847)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating income                                  39,052       227,537          53,037              9        319,635
Equity in earnings of
  subsidiary/joint venture                           123,362        19,892            -          (133,161)        10,093
Interest income (expense), net                         6,935       (52,151)        (35,278)          -           (80,494)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                       169,349       195,278          17,759       (133,152)       249,234
Provision for income taxes                           (18,073)      (71,916)         (7,960)          -           (97,949)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                       $   151,276   $   123,362   $       9,799   $   (133,152)  $    151,285
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended November 30, 2003
--------------------------------------------
Gross sales                                      $   223,249   $   477,418   $     531,243   $    (18,369)  $  1,213,541
  Less - excise taxes                                (40,841)     (111,789)        (73,663)          -          (226,293)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        182,408       365,629         457,580        (18,369)       987,248
Cost of product sold                                (150,233)     (220,506)       (345,602)        11,709       (704,632)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      32,175       145,123         111,978         (6,660)       282,616
Selling, general and administrative
  expenses                                           (29,467)      (34,145)        (49,721)          -          (113,333)
Restructuring and related charges                       -           (7,966)           (122)          -            (8,088)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating income                                   2,708       103,012          62,135         (6,660)       161,195
Equity in earnings of
  subsidiary/joint venture                            84,296        44,479             126       (128,775)           126
Interest income (expense), net                         8,089       (40,155)            177           -           (31,889)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        95,093       107,336          62,438       (135,435)       129,432
Provision for income taxes                            (5,593)      (23,040)        (17,959)          -           (46,592)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                            89,500        84,296          44,479       (135,435)        82,840
  Dividends on preferred stock                        (2,450)         -               -              -            (2,450)
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $    87,050   $    84,296   $      44,479   $   (135,435)  $     80,390
                                                 ===========   ===========   =============   ============   ============
Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended November 30, 2002
--------------------------------------------
Gross sales                                      $   234,370   $   525,027   $     315,653   $   (105,291)  $    969,759
  Less - excise taxes                                (43,019)     (106,846)        (81,515)          -          (231,380)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        191,351       418,181         234,138       (105,291)       738,379
Cost of product sold                                (142,016)     (303,118)       (185,147)       105,396       (524,885)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      49,335       115,063          48,991            105        213,494
Selling, general and administrative
  expenses                                           (26,512)      (36,308)        (22,650)          -           (85,470)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating income                                  22,823        78,755          26,341            105        128,024
Equity in earnings of
  subsidiary/joint venture                            48,687        13,216            -           (57,721)         4,182
Interest income (expense), net                         2,798       (17,066)        (11,934)          -           (26,202)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        74,308        74,905          14,407        (57,616)       106,004
Provision for income taxes                           (10,069)      (26,218)         (5,373)          -           (41,660)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                       $    64,239   $    48,687   $       9,034   $    (57,616)  $     64,344
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Nine Months Ended November 30, 2003
-------------------------------------------
Net cash  provided by (used in)
  operating activities                           $    86,143   $   (79,713)  $     173,092   $       -      $    179,522

Cash flows from investing activities:
  Purchases of businesses, net of cash                  -       (1,070,074)           -              -        (1,070,074)
  Purchases of property, plant and
    equipment                                         (6,216)      (25,114)        (39,254)          -           (70,584)
  Payment of accrued earn-out amount                    -           (2,035)           -              -            (2,035)
  Proceeds from sale of assets                          -            5,001           6,084           -            11,085
  Proceeds from sale of business                        -             -              4,431           -             4,431
  Proceeds from sale of marketable
    equity securities                                   -             -                790           -               790
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (6,216)   (1,092,222)        (27,949)          -        (1,126,387)
                                                 -----------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt, net of discount                          1,600,000          -               -              -         1,600,000
  Proceeds from equity offerings,
    net of fees                                      426,069          -               -              -           426,069
  Net proceeds of notes payable                      164,600          -                609           -           165,209
  Exercise of employee stock options                  23,756          -               -              -            23,756
  Proceeds from employee stock
    purchases                                          1,822          -               -              -             1,822
  Intercompany financing activities, net          (1,419,182)    1,070,074         349,108           -              -
  Principal payments of long-term debt              (871,959)       (2,430)       (366,006)          -        (1,240,395)
  Payment of issuance costs of
    long-term debt                                   (34,147)         -               -              -           (34,147)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash (used in) provided by
  financing activities                              (109,041)    1,067,644         (16,289)          -           942,314
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                           27,788       109,675        (108,347)          -            29,116
                                                 -----------   -----------   -------------   ------------   ------------

Net (decrease) increase in cash and
  cash investments                                    (1,326)        5,384          20,507           -            24,565
Cash and cash investments, beginning
  of period                                            1,426         1,248          11,136           -            13,810
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $       100   $     6,632   $      31,643   $       -      $     38,375
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Nine Months Ended November 30, 2002
-------------------------------------------
Net cash provided by
  operating activities                           $    59,057   $    56,694   $      31,513   $       -      $    147,264

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (9,161)      (30,801)        (11,871)          -           (51,833)
  Other                                                 -           (1,274)            577           -              (697)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (9,161)      (32,075)        (11,294)          -           (52,530)
                                                 -----------   -----------   -------------   ------------   ------------


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Cash flows from financing activities:
  Net repayments of  notes payable                   (45,500)         -             (3,929)          -           (49,429)
  Principal payments of long-term debt               (53,987)       (2,387)         (6,145)          -           (62,519)
  Payment of issuance costs of
    long-term debt                                       (10)         -               -              -               (10)
  Exercise of employee stock options                  25,539          -               -              -            25,539
  Proceeds from long-term debt                          -             -             10,000           -            10,000
  Proceeds from employee
    stock purchase                                     1,319          -               -              -             1,319
                                                 -----------   -----------   -------------   ------------   ------------
Net cash (used in) provided by
  financing activities                               (72,639)       (2,387)            (74)          -           (75,100)
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                           23,372       (22,593)            562           -             1,341
                                                 -----------   -----------   -------------   ------------   ------------

Net increase (decrease) in cash
  and cash investments                                   629          (361)         20,707           -            20,975
Cash and cash investments, beginning
  of period                                              838         2,084           6,039           -             8,961
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $     1,467   $     1,723   $      26,746   $       -      $     29,936
                                                 ===========   ===========   =============   ============   ============

17)  BUSINESS SEGMENT INFORMATION:

     As a result of the Hardy Acquisition, the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company now reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, investor relations, internal audit, treasury, tax, corporate development, legal, financial reporting, professional fees and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker's evaluation of the operating income performance of the other operating segments. The new business segments reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring and related charges and unusual costs that affect comparability. Accordingly, the financial information for the nine months ended November 30, 2002, and three months ended November 30, 2002, has been restated to conform to the new segment presentation. For the nine months ended November 30, 2003, restructuring and unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $17.3 million and $11.6 million, respectively, and restructuring and related charges of $44.3 million, including a write-down of commodity concentrate inventory of $16.8 million. For the three months ended November 30, 2003, restructuring and unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $2.7 million and $2.3 million, respectively, and restructuring and related charges of $8.1 million. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting

Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and include the recently adopted accounting pronouncements described in Note 2 herein.

     Segment information is as follows:


                                                 For the Nine Months         For the Three Months
                                                  Ended November 30,          Ended November 30,
                                              -------------------------    -------------------------
                                                  2003          2002           2003          2002
                                              -----------   -----------    -----------   -----------
(in thousands)
Constellation Wines:
--------------------
Net sales:
  Branded wine                                $ 1,155,170   $   733,450    $   460,805   $   282,320
  Wholesale and other                             611,854       510,649        219,740       179,979
                                              -----------   -----------    -----------   -----------
Net sales                                     $ 1,767,024   $ 1,244,099    $   680,545   $   462,299
Segment operating income                      $   258,208   $   166,512    $   112,772   $    75,433
Equity in earnings of joint ventures          $       965   $    10,093    $       126   $     4,182
Long-lived assets                             $   951,317   $   510,791    $   951,317   $   510,791
Investment in joint ventures                  $     8,227   $   120,613    $     8,227   $   120,613
Total assets                                  $ 4,834,279   $ 2,596,072    $ 4,834,279   $ 2,596,072
Capital expenditures                          $    61,900   $    42,639    $    20,839   $    13,572
Depreciation and amortization                 $    51,374   $    34,691    $    17,361   $    10,894

Constellation Beers and Spirits:
--------------------------------
Net sales:
  Imported beers                              $   684,216   $   615,098    $   229,538   $   195,585
  Spirits                                         219,874       219,381         77,165        80,495
                                              -----------   -----------    -----------   -----------
Net sales                                     $   904,090   $   834,479    $   306,703   $   276,080
Segment operating income                      $   202,228   $   175,548    $    72,228   $    59,572
Long-lived assets                             $    82,416   $    77,391    $    82,416   $    77,391
Total assets                                  $   740,226   $   710,495    $   740,226   $   710,495
Capital expenditures                          $     5,981   $     6,054    $     2,748   $     2,024
Depreciation and amortization                 $     7,529   $     7,691    $     2,363   $     2,586

Corporate Operations and Other:
-------------------------------
Net sales                                     $      -      $      -       $      -      $      -
Segment operating loss                        $   (30,978)  $   (22,425)   $   (10,669)  $    (6,981)
Long-lived assets                             $    14,249   $    10,971    $    14,249   $    10,971
Total assets                                  $    49,775   $    33,836    $    49,775   $    33,836
Capital expenditures                          $     2,703   $     3,141    $       553   $     2,019
Depreciation and amortization                 $    18,476   $     3,201    $     4,712   $     1,102

Restructuring and Related Charges
---------------------------------
  and Unusual Costs:
  ------------------
Operating loss                                $   (73,140)  $      -       $   (13,136)  $      -

Consolidated:
-------------
Net sales                                     $ 2,671,114   $ 2,078,578    $   987,248   $   738,379
Operating income                              $   356,318   $   319,635    $   161,195   $   128,024
Equity in earnings of joint ventures          $       965   $    10,093    $       126   $     4,182
Long-lived assets                             $ 1,047,982   $   599,153    $ 1,047,982   $   599,153
Investment in joint ventures                  $     8,227   $   120,613    $     8,227   $   120,613
Total assets                                  $ 5,624,280   $ 3,340,403    $ 5,624,280   $ 3,340,403
Capital expenditures                          $    70,584   $    51,834    $    24,140   $    17,615
Depreciation and amortization                 $    77,379   $    45,583    $    24,436   $    14,582

18)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) ("FIN No. 46(R)"), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN No. 46(R) replaces FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," and requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The Company is required to adopt FIN No. 46(R) in its entirety on March 1, 2004. The Company is currently assessing the financial impact of FIN No. 46(R) on its consolidated financial statements.

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supercedes Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company is required to adopt certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ending February 29, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2004.


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

     Through February 28, 2003, the Company reported its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider, and bottled water, and wholesale wine, distilled spirits, cider, beer, RTDs and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items). As a result of the Hardy Acquisition (as defined below), the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company now reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits
(imported beer and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, investor relations, internal audit, treasury, tax, corporate development, legal, financial reporting, professional fees and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker's evaluation of the operating income performance of the other operating segments. The new business segments reflect how the Company's operations are now being managed, how operating performance within the Company is now being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring and related charges and unusual costs that affect comparability. Accordingly, the financial information for Third Quarter 2003 and Nine Months 2003 (as defined below) have been restated to conform to the new segment presentation.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 2003 ("Third Quarter 2004"), compared to the three months ended November 30, 2002 ("Third Quarter 2003"), and for the nine months ended November 30, 2003 ("Nine Months 2004"), compared to the nine months ended November 30, 2002 ("Nine Months 2003"), and (ii) financial liquidity and capital resources for Nine Months 2004. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Current Report on Form 8-K dated November 24, 2003.

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

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $20.0 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the nine months ended November 30, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's March 2003 Credit Agreement (as defined below) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined below). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company's strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

     The results of operations of Hardy and PWP have been reported in the Company's Constellation Wines segment as of March 27, 2003. The Hardy Acquisition is significant and the Company expects it to have a material impact on the Company's future results of operations, financial position and cash flows.


RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Third Quarter 2004 and Third Quarter 2003.


                                           Third Quarter 2004 Compared to Third Quarter 2003
                                           -------------------------------------------------
                                                               Net Sales
                                           -------------------------------------------------
                                                                             %Increase
                                                    2004          2003       (Decrease)
                                                 ----------    ----------    ---------
Constellation Wines:
  Branded wine                                   $  460,805    $  282,320       63.2 %
  Wholesale and other                               219,740       179,979       22.1 %
                                                 ----------    ----------
Constellation Wines net sales                    $  680,545    $  462,299       47.2 %
                                                 ----------    ----------
Constellation Beers and Spirits:
  Imported beers                                 $  229,538    $  195,585       17.4 %
  Spirits                                            77,165        80,495       (4.1)%
                                                 ----------    ----------
Constellation Beers and Spirits net sales        $  306,703    $  276,080       11.1 %
                                                 ----------    ----------
Corporate Operations and Other                   $     -       $     -           N/A
                                                 ----------    ----------
Consolidated Net Sales                           $  987,248    $  738,379       33.7 %
                                                 ==========    ==========

     Net sales for Third Quarter 2004 increased to $987.2 million from $738.4 million for Third Quarter 2003, an increase of $248.9 million, or 33.7%. This increase resulted primarily from the inclusion of $182.9 million of net sales of products acquired in the Hardy Acquisition as well as increases in imported beer sales of $34.0 million and U.K. wholesale sales of $20.0 million (on a local currency basis). In addition, net sales benefited from a favorable foreign currency impact of $14.4 million.

     Constellation Wines
     -------------------

     Net sales for Constellation Wines increased to $680.5 million for Third Quarter 2004 from $462.3 million in Third Quarter 2003, an increase of $218.2 million, or 47.2%. Branded wine net sales increased $178.5 million, primarily due to the addition of $176.3 million of net sales of branded wine acquired in the Hardy Acquisition. Wholesale and other net sales increased $39.8 million primarily due to growth in the U.K. wholesale business of $20.0 million (on a local currency basis) and a favorable foreign currency impact of $10.4 million. The net sales increase in the U.K. Wholesale business on a local currency basis is primarily due to the addition of new accounts and increased average delivery sizes as the Company's national accounts business continues to grow. The Company continues to face competitive discounting within select markets and geographies driven in part by excess grape supplies. The Company believes that the grape supply/demand cycle should come into balance over the next couple of years. The Company has taken a strategy of preserving the long-term brand equity of its portfolio and investing its marketing dollars in the higher growth sectors of the wine business.

     Constellation Beers and Spirits
     -------------------------------

     Net sales for Constellation Beers and Spirits increased to $306.7 million for Third Quarter 2004 from $276.1 million for Third Quarter 2003, an increase of $30.6 million, or 11.1%. This increase resulted primarily from volume gains on the Company's imported beer portfolio, which increased $34.0 million, or 17.4%, as a result of continued consumer demand and strong wholesaler demand of Mexican beers prior to the Company's previously announced January 2004 price increase. Spirits net sales decreased $3.3 million due to a decrease in bulk whisky and contract production sales as a result of a large spot bulk whisky sale in Third Quarter 2003. This decrease was partially offset by an increase in branded spirits sales due to a favorable mix toward higher priced spirits brands as well as slight volume increases.

     As discussed in the prior quarter, the Company was notified by its Mexican beer supplier of a cost increase on certain brands representing the majority of its portfolio. The effective date of the increase to the Company was January 1, 2004. The Company is passing on the full amount of the cost increase to its distributors. As noted above, the Company's net sales for Third Quarter 2004 benefited from strong wholesaler demand in advance of this price increase. The Company expects above average volume growth during the first half of the fourth quarter of fiscal 2004 to be offset by below average volume growth in the second half of the fourth quarter of fiscal 2004. The Company anticipates continued wholesaler and retailer inventory reductions in the distribution channel in early fiscal 2005 to be offset by the price increase.

     GROSS PROFIT

     The Company's gross profit increased to $282.6 million for Third Quarter 2004 from $213.5 million for Third Quarter 2003, an increase of $69.1 million, or 32.4%. The Constellation Wines segment's gross profit increased $60.3 million primarily due to gross profit on the sales of branded wine acquired in the Hardy Acquisition. The Constellation Beers and Spirits segment's gross profit increased $11.6 million primarily due to the volume growth in the segment's imported beer portfolio. These increases were partially offset by $2.7 million of unusual costs which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up associated with the Hardy Acquisition. Gross profit as a percent of net sales decreased slightly to 28.6% for Third Quarter 2004 from 28.9% for Third Quarter 2003 as an increase in gross profit margin from sales of higher margin wine brands acquired in the Hardy Acquisition was more than offset by the flow through of the inventory step-up associated with the Hardy Acquisition and a decrease in gross profit margin on the Constellation Wines' U.K. wholesale business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $113.3 million for Third Quarter 2004 from $85.5 million for Third Quarter 2003, an increase of $27.9 million, or 32.6%. The Constellation Wines segment's selling, general and administrative expenses increased $25.0 million primarily from increased selling, general and administrative expenses from the addition of the Hardy and PWP businesses, partially offset by favorable foreign currency gains. The Constellation Beers and Spirits segment's selling, general and administrative expenses decreased $1.1 million due to favorable foreign currency gains partially offset by increased imported beer and spirits advertising expenses to support the growth across this segment's businesses. The Corporate Operations and Other segment's selling, general and administrative expenses increased $3.9 million primarily due to increased general and administrative expenses to support the Company's growth. Selling, general and administrative expenses as a percent of net sales decreased slightly to 11.5% for Third Quarter 2004 as compared to 11.6% for Third Quarter 2003 due primarily to the foreign currency gains recognized within the Constellation Beers and Spirits segment and the Constellation Wines segment as discussed above offset by (i) an increase in the Constellation Wines segment's selling, general and administrative expenses as a percent of net sales due to the Hardy Acquisition, which has a higher percentage of selling, general and administrative expenses than the segment's base business and (ii) increased general and administrative expenses within the Corporate Operations and Other segment to support the Company's growth.

     RESTRUCTURING AND RELATED CHARGES

     Restructuring and related charges resulted from (i) the realignment of business operations in the Constellation Wines segment, as previously announced in the Company's fourth quarter of fiscal 2003, and (ii) the Company's decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California, as previously announced in the Company's first quarter of fiscal 2004.

     The Company recorded restructuring and related charges of $1.4 million in Third Quarter 2004 related to the realignment of business operations in the Constellation Wines segment and expects to incur additional charges of approximately $1.9 million for the previously announced actions over the remainder of fiscal 2004.

     The Company recorded restructuring and related charges of $6.7 million in Third Quarter 2004 related to exiting the commodity concentrate product line and selling the Escalon facility. The Company expects to incur additional restructuring and related charges of $5.4 million, beginning with an estimated $1.1 million in the fourth quarter of fiscal 2004 and $4.3 million in fiscal 2005. All of the remaining charges will be recorded as Restructuring and Related Charges on the Company's consolidated statement of income. The remaining charges result from renegotiating existing grape contracts associated with commodity concentrate and the Escalon facility, asset write-offs and severance-related costs. More than half of the total charges to be recorded in connection with exiting the commodity concentrate product line and selling the Escalon facility are non-cash charges.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Third Quarter 2004 and Third Quarter 2003.


                                     Third Quarter 2004 Compared to Third Quarter 2003
                                     -------------------------------------------------
                                                  Operating Income (Loss)
                                     -------------------------------------------------
                                              2004         2003       %Increase
                                           ----------   ----------    ---------
Constellation Wines                        $  112,772   $   75,433       49.5 %
Constellation Beers and Spirits                72,228       59,572       21.2 %
Corporate Operations and Other                (10,669)      (6,981)      52.8 %
                                           ----------   ----------
    Total Reportable Segments                 174,331      128,024       36.2 %
Restructuring and Related Charges
  and Unusual Costs                           (13,136)        -           N/A
                                           ----------   ----------
Consolidated Operating Income              $  161,195   $  128,024       25.9 %
                                           ==========   ==========

     Restructuring and related charges and unusual costs of $13.1 million for Third Quarter 2004 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $2.7 million and $2.3 million, respectively, and restructuring and related charges associated with exiting the commodity concentrate product line and the Company's realignment of its business operations in the wine segment of $8.1 million. As a result of these costs and the factors discussed above, consolidated operating income increased to $161.2 million for Third Quarter 2004 from $128.0 million for Third Quarter 2003, an increase of $33.2 million, or 25.9%.

     INTEREST EXPENSE, NET

     Interest expense, net of interest income of $0.9 million and $0.5 million for Third Quarter 2004 and Third Quarter 2003, respectively, increased to $31.9 million for Third Quarter 2004 from $26.2 million for Third Quarter 2003, an increase of $5.7 million, or 21.7%. The increase resulted from higher average borrowings due to the financing of the Hardy Acquisition, partially offset by a lower average borrowing rate.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased to 36.0% for Third Quarter 2004 as compared to 39.3% for Third Quarter 2003 as a result of the Hardy
Acquisition, which significantly increases the allocation of income to jurisdictions with lower income tax rates.

     NET INCOME

     As a result of the above factors, net income increased to $82.8 million for Third Quarter 2004 from $64.3 million for Third Quarter 2003, an increase of $18.5 million, or 28.7%.

NINE MONTHS 2004 COMPARED TO NINE MONTHS 2003

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Nine Months 2004 and Nine Months 2003.


                                           Nine Months 2004 Compared to Nine Months 2003
                                           ---------------------------------------------
                                                             Net Sales
                                           ---------------------------------------------
                                                  2004           2003       %Increase
                                              ------------   ------------   ---------
Constellation Wines:
  Branded wine                                $  1,155,170   $    733,450      57.5 %
  Wholesale and other                              611,854        510,649      19.8 %
                                              ------------   ------------
Constellation Wines net sales                 $  1,767,024   $  1,244,099      42.0 %
                                              ------------   ------------
Constellation Beers and Spirits:
  Imported beers                              $    684,216   $    615,098      11.2 %
  Spirits                                          219,874        219,381       0.2 %
                                              ------------   ------------
Constellation Beers and Spirits net sales     $    904,090   $    834,479       8.3 %
                                              ------------   ------------
Corporate Operations and Other                $       -      $       -          N/A
                                              ------------   ------------
Consolidated Net Sales                        $  2,671,114   $  2,078,578      28.5 %
                                              ============   ============

     Net sales for Nine Months 2004 increased to $2,671.1 million from $2,078.6 million for Nine Months 2003, an increase of $592.5 million, or 28.5%. This increase resulted primarily from the inclusion of $428.0 million of net sales of products acquired in the Hardy Acquisition as well as increases in imported beer sales of $69.1 million and U.K. wholesale sales of $41.3 million (on a local currency basis). In addition, net sales benefited from a favorable foreign currency impact of $47.0 million.

     Constellation Wines
     -------------------

     Net sales for Constellation Wines increased to $1,767.0 million for Nine Months 2004 from $1,244.1 million in Nine Months 2003, an increase of $522.9 million, or 42.0%. Branded wine net sales increased $421.7 million, primarily due to the addition of $416.1 million of net sales of branded wine acquired in the Hardy Acquisition. Wholesale and other net sales increased $101.2 million primarily due to growth in the U.K. wholesale business of $41.3 million (on a local currency basis), a favorable foreign currency impact of $34.1 million, and the addition of $12.1 million of net sales of bulk wine acquired in the Hardy Acquisition. The Company continues to face competitive discounting within select markets and geographies driven in part by excess grape supplies. The Company believes that the grape supply/demand cycle should come into balance over the next couple of years. The Company has taken a strategy of preserving the long-term brand equity of its portfolio and investing its marketing dollars in the higher growth sectors of the wine business.

     Constellation Beers and Spirits
     -------------------------------

     Net sales for Constellation Beers and Spirits increased to $904.1 million for Nine Months 2004 from $834.5 million for Nine Months 2003, an increase of $69.6 million, or 8.3%. This increase resulted primarily from volume gains on the Company's imported beer portfolio, which increased $69.1 million. Spirits net sales remained relatively flat as increased branded spirits sales were offset by lower bulk whisky and contract production sales.

     GROSS PROFIT

     The Company's gross profit increased to $732.2 million for Nine Months 2004 from $583.5 million for Nine Months 2003, an increase of $148.7 million, or 25.5%. The Constellation Wines segment's gross profit increased $153.2 million primarily due to gross profit on the sales of branded wine acquired in the Hardy Acquisition. The Constellation Beers and Spirits segment's gross profit increased $29.6 million primarily due to the volume growth in the segment's imported beer portfolio. These increases were partially offset by $34.1 million of unusual costs which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $17.3 million and the write-down of concentrate inventory recorded in connection with the Company's decision to exit the commodity concentrate product line of $16.8 million (see additional discussion under "Restructuring and Related Charges" below). Gross profit as a percent of net sales decreased slightly to 27.4% for Nine Months 2004 from 28.1% for Nine Months 2003 as an increase in gross profit margin from sales of higher margin wine brands acquired in the Hardy Acquisition was more than offset by the flow through of the inventory step-up associated with the Hardy Acquisition, the write-down of the concentrate inventory and a decrease in gross profit margin on the Constellation Wines' U.K. wholesale business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $348.4 million for Nine Months 2004 from $263.8 million for Nine Months 2003, an increase of $84.6 million, or 32.1%. The Constellation Wines segment's selling, general and administrative expenses increased $61.7 million primarily from increased selling, general and administrative expenses from the addition of the Hardy and PWP businesses. The Constellation Beers and Spirits segment's selling, general and administrative expenses increased $2.9 million due to increased imported beer and spirits advertising and selling expenses to support the growth across this segment's businesses, partially offset by foreign currency gains. The Corporate Operations and Other segment's selling, general and administrative expenses increased $20.0 million primarily due to (i) additional amortized deferred financing costs associated with the bridge financing in connection with the Hardy Acquisition, (ii) additional deferred financing costs associated with the Company's new bank credit facility, and (iii) increased general and administrative expenses to support the Company's growth. Selling, general and administrative expenses as a percent of net sales increased slightly to 13.0% for Nine Months 2004 as compared to 12.7% for Nine Months 2003 due primarily to the increased general and administrative expenses within the Corporate Operations and Other segment as a result of the factors discussed above.

     RESTRUCTURING AND RELATED CHARGES

     Restructuring and related charges resulted from (i) the realignment of business operations in the Constellation Wines segment, as previously announced in the Company's fourth quarter of fiscal 2003, and (ii) the Company's decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California, as previously announced in the Company's first quarter of fiscal 2004.

     The Company recorded restructuring and related charges of $7.0 million in Nine Months 2004 related to the realignment of business operations in the Constellation Wines segment and expects to incur additional charges of approximately $1.9 million for the previously announced actions over the remainder of fiscal 2004.

     The Company recorded restructuring and related charges of $20.5 million in Nine Months 2004 related to exiting the commodity concentrate product line and selling the Escalon facility. In total, the Company recorded $37.3 million of costs allocated between cost of product sold and restructuring and related charges associated with these actions. The Company expects to incur additional restructuring and related charges of $5.4 million, beginning with an estimated $1.1 million in the fourth quarter of fiscal 2004 and $4.3 million in fiscal 2005. All of the remaining charges will be recorded as Restructuring and Related Charges on the Company's consolidated statement of income. The remaining charges result from renegotiating existing grape contracts associated with commodity concentrate and the Escalon facility, asset write-offs and severance-related costs. More than half of the total charges to be recorded in connection with exiting the commodity concentrate product line and selling the Escalon facility are non-cash charges.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Nine Months 2004 and Nine Months 2003.


                                           Nine Months 2004 Compared to Nine Months 2003
                                           ---------------------------------------------
                                                      Operating Income (Loss)
                                           ---------------------------------------------
                                                  2004           2003       %Increase
                                              ------------   ------------   ---------
Constellation Wines                           $    258,208   $    166,512      55.1 %
Constellation Beers and Spirits                    202,228        175,548      15.2 %
Corporate Operations and Other                     (30,978)       (22,425)     38.1 %
                                              ------------   ------------
    Total Reportable Segments                      429,458        319,635      34.4 %
Restructuring and Related Charges
  and Unusual Costs                                (73,140)          -          N/A
                                              ------------   ------------
Consolidated Operating Income                 $    356,318   $    319,635      11.5 %
                                              ============   ============

     Restructuring and related charges and unusual costs of $73.1 million for Nine Months 2004 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $17.3 million and $11.6 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company's realignment of its business operations in the wine segment, including the write-down of concentrate inventory of $16.8 million and restructuring and related charges of $27.5 million. As a result of these costs and the above factors, consolidated operating income increased to $356.3 million for Nine Months 2004 from $319.6 million for Nine Months 2003, an increase of $36.7 million, or 11.5%.


     INTEREST EXPENSE, NET

     Interest expense, net of interest income of $2.4 million and $0.8 million for Nine Months 2004 and Nine Months 2003, respectively, increased to $112.2 million for Nine Months 2004 from $80.5 million for Nine Months 2003, an increase of $31.7 million, or 39.4%. The increase resulted from higher average borrowings due to the financing of the Hardy Acquisition, partially offset by a lower average borrowing rate, and $1.7 million of imputed interest expense related to the Hardy Acquisition.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased to 36.0% for Nine Months 2004 as compared to 39.3% for Nine Months 2003 as a result of the Hardy Acquisition, which significantly increases the allocation of income to jurisdictions with lower income tax rates.

     NET INCOME

     As a result of the above factors, net income decreased to $157.6 million for Nine Months 2004 from $151.3 million for Nine Months 2003, an increase of $6.3 million, or 4.2%.


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------

GENERAL

     The Company's principal use of cash in its operating activities is for purchasing and carrying inventories. The Company's primary source of liquidity has historically been cash flow from operations, except during the annual Fall grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins purchasing grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company's short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

NINE MONTHS 2004 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Nine Months 2004 was $179.5 million, which resulted from $157.6 million of net income, plus $83.0 million of net non-cash items charged to the Consolidated Statement of Income, less $61.1 million representing the net change in the Company's operating assets and liabilities. The net non-cash items consisted primarily of depreciation of property, plant & equipment and amortization of intangible and other assets. The net change in operating assets and liabilities resulted primarily from a seasonal increase in accounts receivable, partially offset by a decrease in inventories and increases in accounts payable, excise taxes, accrued grape purchases, income taxes payable and accrued advertising and promotion.

     INVESTING ACTIVITIES

     Net cash used in investing activities for Nine Months 2004 was $1,126.4 million, which resulted primarily from net cash paid of $1,070.1 million for the purchases of businesses and $70.6 million of capital expenditures.

     FINANCING ACTIVITIES

     Net cash provided by financing activities for Nine Months 2004 was $942.3 million resulting primarily from proceeds of $1,600.0 million from issuance of long-term debt, including $1,060.2 million of long-term debt incurred to acquire Hardy, plus net proceeds from the 2003 Equity Offerings (as defined below) of $426.1 million. This amount was partially offset by principal payments of long-term debt of $1,240.4 million.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of January 14, 2004, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Nine Months 2004.

DEBT

     Total debt outstanding as of November 30, 2003, amounted to $2,204.7 million, an increase of $939.2 million from February 28, 2003. The ratio of total debt to total capitalization decreased to 50.0% as of November 30, 2003, from 51.9% as of February 28, 2003.

     SENIOR CREDIT FACILITY

     Credit Agreement
     -----------------

     In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders entered into a new credit agreement (as subsequently amended and restated as of March 19, 2003, the "March 2003 Credit Agreement"). In October 2003, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") that (i) refinanced the then outstanding principal balance under the Tranche B Term Loan facility on essentially the same terms as the Tranche B Term Loan facility under the March 2003 Credit Agreement, but at a lower Applicable Rate (as such term is defined in the Credit Agreement) and (ii) otherwise restated the terms of the March 2003 Credit Agreement, as amended. The March 2003 Credit Agreement provided for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. Proceeds of the March 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former

Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company intends to use the remaining availability under the Credit Agreement to fund its working capital needs on an ongoing basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. The required annual repayments of the Tranche A Term Loan facility are $40.0 million in fiscal 2004 and increase by $20.0 million each year through fiscal 2008. As of November 30, 2003, the Company has made $26.6 million of scheduled and required payments on the Tranche A Term Loan facility. In August 2003, the Company prepaid $100.0 million of the Tranche B Term Loan facility. In October 2003, the Company prepaid an additional $200.0 million of the Tranche B Term Loan facility. After this prepayment, the required annual repayments of the Tranche B Term Loan, which is backend loaded, were revised to $54.4 million in fiscal 2006, $54.4 million in fiscal 2007, $119.1 million in fiscal 2008 and $272.1 million in fiscal 2009.

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.50%. As of November 30, 2003, the LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 1.75%, while the LIBOR margin on the Tranche B Term Loan facility is 2.00%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company has pledged collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of certain foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and thresholds. As a result of the prepayment of the Bridge Loans (as defined below) with the proceeds from the 2003 Equity Offerings, the requirement under certain circumstances for the Company and the Guarantors to pledge certain assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the Credit Agreement, ceased to apply. Certain foreign subsidiaries of the Company have guaranteed debt, including debt of a joint venture in the maximum amount of $3.9 million and debt of a partnership in the maximum amount of $1.0 million as of November 30, 2003. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. As of November 30, 2003, the Company is in compliance with all of its covenants under its Credit Agreement.

     As of November 30, 2003, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $373.4 million bearing a weighted average interest rate of 2.9%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.1%, $166.6 million of revolving loans bearing a weighted average interest rate of 3.0%, undrawn revolving letters of credit of $18.4 million, and $215.1 million in revolving loans available to be drawn.

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

     SENIOR NOTES

     As of November 30, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of November 30, 2003, the Company had outstanding (pound) 1.0 million ($1.7 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of
November 30, 2003, the Company had outstanding (pound) 154.0 million ($265.7 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of November 30, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     As of November 30, 2003, the Company had outstanding $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004.

     Also, as of November 30, 2003, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

EQUITY OFFERINGS

     During July 2003, the Company completed a public offering of 9,800,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.2 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock ("Preferred Stock") resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $164.9 million. The Class A Common Stock offering and the Preferred Stock offering are referred to together as the "2003 Equity Offerings." The net proceeds from the 2003 Equity Offerings were used to repay the Bridge Loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the March 2003 Credit Agreement.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) ("FIN No. 46(R)"), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN No. 46(R) replaces FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," and requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The Company is required to adopt FIN No. 46(R) in its entirety on March 1, 2004. The Company is currently assessing the financial impact of FIN No. 46(R) on its consolidated financial statements.

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supercedes Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company is required to adopt certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ending February 29, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2004.

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

     Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, as well as forecasted foreign currency denominated sales. Using a sensitivity analysis based on estimated fair value of open contracts using available forward rates, if the U.S. dollar had been 10% weaker at November 30, 2003, and November 30, 2002, the fair value of open contracts would have increased $17.9 million and $1.0 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the related underlying positions.

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company utilizes U.S. dollar denominated and foreign currency denominated borrowings to fund its working capital and investment needs. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates at November 30, 2003, and November 30, 2002, would result in an approximate increase in cash required for interest of $8.9 million and $2.6 million, respectively.

     The Company's policy is to use only counterparties with an investment-grade or better rating and to monitor market risk and exposure for each counterparty. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at November 30, 2003, was not significant to the Company.


ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

     The Company's Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with that evaluation, no changes were identified in the Company's "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's fiscal quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.18 Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JP Morgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

4.19 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

4.20 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

4.21 Deposit Agreement by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

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

10.3 Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

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

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32)    SECTION 1350 CERTIFICATIONS.

32.1    Certification of Chief Executive Officer pursuant to  Section 18  U.S.C.
        1350.

32.2    Certification of Chief Financial Officer pursuant to  Section 18  U.S.C.
        1350.

        (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended November 30, 2003:

             (i) Form 8-K dated November 24, 2003 and filed as of November 24, 2003. This Form 8-K reported information under Items 5 and 7, and included selected business and financial information reflecting the Company's new basis of segment reporting and the audited consolidated financial statements of the Company for the fiscal year ended February 28, 2003, together with the notes to those consolidated financial statements, conformed to reflect the Company's new basis of segment reporting: (i) the Company's Condensed Consolidated Balance

                    Sheets  as  of  February  28, 2003  and  February  28, 2002;
                    (ii) the Company's Consolidated Statements of Income for the years ended February 28, 2003, February 28, 2002 and February 28, 2001; (iii) the Company's Consolidated Statements of Changes in Stockholders' Equity; and (iv) the Company's Consolidated Statements of Cash Flows for the years ended February 28, 2003, February 28, 2002 and February 28, 2001.

             (ii) Form 8-K dated November 4, 2003 and filed as of November 4, 2003. This Form 8-K reported information under Items 7 and 9, and included the Company's Reconciliation of Reported and Comparable Diluted Earnings Per Share Guidance.*

             (iii) Form 8-K dated September 30, 2003 and filed as of September 30, 2003. This Form 8-K reported information under Items 7, 9 and 12, and included (i) the Company's Condensed Consolidated Balance Sheets as of August 31, 2003 and February 28, 2003; (ii) the Company's Consolidated Statements of Income on a Reported Basis for the six months ended August 31, 2003 and August 31, 2002; (iii) the Company's Supplemental Consolidated Statements of Income on a Comparable Basis for the six months ended August 31, 2003 and August 31, 2002; (iv) the Company's Consolidated Statements of Income on a Reported Basis for the three months ended August 31, 2003 and August 31, 2002; (v) the Company's Supplemental Consolidated Statements of Income on a Comparable Basis for the three months ended August 31, 2003 and August 31, 2002; (vi) the Company's Reconciliation of Reported and Comparable Historical Information for the three months ended August 31, 2003 and August 31, 2002 and the six months ended August 31, 2003 and August 31, 2002; and (vii) the Company's Reconciliation of Reported and Comparable Diluted Earnings Per Share Guidance.*

             *Designates Form 8-K was furnished rather than filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSTELLATION BRANDS, INC.

Dated: January 14, 2004                By: /s/ Thomas F. Howe
                                           ----------------------------------
                                           Thomas F. Howe, Senior Vice
                                           President, Controller

Dated: January 14, 2004                By: /s/ Thomas S. Summer
                                           ----------------------------------
                                           Thomas S. Summer, Executive Vice
                                           President and Chief Financial
                                           Officer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)

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

4.18 Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JP Morgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed herewith).

4.19 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.20 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.21 Deposit Agreement, dated as of July 30, 2003, by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

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

10.3 Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

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