Form 10-K
period 2004-02-29
CONSTELLATION BRANDS, INC.
filed 2004-05-14
CIK 16918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2004
                          -----------------

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


            370 Woodcliff Drive, Suite 300, Fairport, New York 14450
            --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (585) 218-3600
                                                           --------------


          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------
Class A Common Stock                         New York Stock Exchange
  (par value $.01 per share)
Class B Common Stock                         New York Stock Exchange
  (par value $.01 per share)
Depositary Shares Each                       New York Stock Exchange
  Representing 1/40 of a Share
  of 5.75% Series A Mandatory
  Convertible Preferred Stock
  (par value $.01 per share)

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

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  X     No
                                                        ---       ---

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing sales prices of the Registrant's Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the Registrant's most recently completed second fiscal quarter was $2,670,810,814. The Registrant has no non-voting common equity.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 30, 2004, is set forth below:

                  Class                             Number of Shares Outstanding
                  -----                             ----------------------------
Class A Common Stock, par value $.01 per share               94,775,414
Class B Common Stock, par value $.01 per share               12,057,130

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders to be held [July 20, 2004] is incorporated by reference in Part III to the extent described therein.

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


                                     PART I

ITEM  1.   BUSINESS
-------    --------

INTRODUCTION

     Unless the context otherwise requires, the term "Company" refers to Constellation Brands, Inc. and its subsidiaries, and all references to "net sales" refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company's method of classification. All references to "Fiscal 2004", "Fiscal 2003" and "Fiscal 2002" shall refer to the Company's fiscal year ended the last day of February of the indicated year. All references to "Fiscal 2005" shall refer to the Company's fiscal year ending February 28, 2005.

     Market share and industry data disclosed in this Annual Report on Form 10-K have been obtained from the following industry and government publications:
Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Media Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market:
Impact  Databank  Review  and  Forecast;  International  Wine and Spirit Record;
Australian  Wine  and  Brandy  Reports;  NACM;  AC  Nielsen;  IRI; and The Drink
Pocketbook. The Company has not independently verified this data. Unless otherwise noted, all references to market share data are based on unit volume and unless otherwise noted, the most recent complete industry data available are for calendar 2003.

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

     With its broad product portfolio, the Company believes it is distinctly positioned to satisfy an array of consumer preferences across all beverage alcohol categories and price points. Many of the Company's products are recognized leaders in their respective categories. Leading brands in the Company's portfolio include Corona Extra, Modelo Especial, Pacifico, St. Pauli Girl, Franciscan Oakville Estate, Simi, Estancia, Ravenswood, Blackstone, Banrock Station, Hardys, Nobilo, Houghton, Leasingham, Almaden, Inglenook, Arbor Mist, Vendange, Alice White, Stowells, Black Velvet, Fleischmann's, Schenley, Ten High and Blackthorn.

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

     In April 2003, the Company completed the acquisition of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), Australia's largest producer of wine, which enhanced the Company's overall growth prospects and gave the Company an immediate presence in the Australian domestic and export markets. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001 that produces, markets and sells a portfolio of premium wine in the United States, including a range of Australian imports. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Among the well-known brands acquired in the Hardy Acquisition are Banrock Station, Hardys Nottage Hill, Hardys Stamp and VR, Eileen Hardy, Sir James, Omni, Nobilo, Leasingham and Houghton. For more information about this and other recent acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

BUSINESS SEGMENTS

     As a result of the Hardy Acquisition, the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other
(primarily corporate related items and other). The new business segments, described more fully below, reflect how the Company's operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting.

     Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 22 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

     CONSTELLATION WINES

     Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories - table wine, dessert wine and sparkling wine - and across all price points - popular, premium, super-premium and ultra-premium. The portfolio of super-premium and ultra-premium wines is supported by vineyard holdings in California, Australia, New Zealand and Chile. As the largest producer and marketer of wine in the world, Constellation Wines has leading market positions in several countries. It is the second largest producer and marketer of wine in the United States, the largest producer and marketer of wine in Australia, and the largest marketer of wine in the United Kingdom. In addition, Constellation Wines exports its wine products to the major wine consuming markets of the world.

     In the United States, Constellation Wines sells 18 of the top-selling 100 wine brands and has one of the largest fine wine portfolios. In the United
Kingdom, it has seven of the top-selling 20 selling table wine brands to the off-premise market, three of the top-selling 10 table wine brands in the on-premise market and the best selling brand of fortified British wine. In Australia, it has wine brands across all price points and varieties, including the most comprehensive range of premium wine brands, and is the largest producer of cask (box) wines.

     Constellation Wines' leading wine brands include Franciscan Oakville Estate, Simi, Estancia, Ravenswood, Blackstone, Banrock Station, Hardys, Nobilo, Houghton, Leasingham, Almaden, Inglenook, Arbor Mist, Vendange, Alice White and Stowells.

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

     In conjunction with its wine production, Constellation Wines produces and sells bulk wine and other related products and services.

     CONSTELLATION BEERS AND SPIRITS

     Constellation Beers and Spirits imports and markets a diversified line of beer and produces, bottles, imports and markets a diversified line of distilled spirits. It is the largest marketer of imported beer in 25 primarily western U.S. states, where it has exclusive rights to distribute the Mexican brands in its portfolio. Constellation Beers and Spirits has exclusive rights to the entire United States for its non-Mexican beer brands. It distributes six of the top 22 imported beer brands in the United States: Corona Extra, Modelo
Especial, Pacifico, Corona Light, St. Pauli Girl, and Negra Modelo. Corona Extra is the best selling imported beer in the United States and the seventh best selling beer overall in the United States. It also imports the Tsingtao beer brand from China.

     Constellation Beers and Spirits is the third largest producer and marketer of distilled spirits in the United States and exports its distilled spirits to other major distilled spirits consuming markets. Its principal distilled spirits brands include Black Velvet, Barton, Skol, Fleischmann's, Canadian LTD, Montezuma, Ten High, Chi-Chi's prepared cocktails, Mr. Boston, Inver House, and Monte Alban. Substantially all of this segment's distilled spirits unit volume consists of products marketed in the value and mid-premium priced category. Constellation Beers and Spirits also sells bulk distilled spirits and other related products and services.

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

     In North America, the Company's products are primarily distributed by more than 1,000 wholesale distributors as well as state and provincial alcoholic beverage control agencies. As is the case with all other beverage alcohol companies, products sold through state or provincial alcoholic beverage control agencies are subject to obtaining and maintaining listings to sell the Company's products in that agency's state or province. State and provincial governments can affect prices paid by consumers of the Company's products. This is possible either through the imposition of taxes or, in states and provinces in which the government acts as the distributor of the Company's products through an alcoholic beverage control agency, by directly setting retail prices for the Company's products. In the Company's other markets, products are primarily distributed either directly to retailers or through wholesalers and importers. In Australasia, the distribution channels are dominated by a small number of industry leaders. Its U.K. wholesaling business sells and distributes the Company's branded products and those of other major drinks companies through a network of depots located throughout the United Kingdom.

TRADEMARKS AND DISTRIBUTION AGREEMENTS

     Trademarks are an important aspect of the Company's business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. Agreements include, among others, a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light, Lauder's and Imperial Spirits brands, and a long-term license agreement with Chi-Chi's, Inc., which expires in 2117, for the production, marketing and sale of beverage products, alcoholic and non-alcoholic, utilizing the Chi-Chi's brand name.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beer from other producers from the same country. The Company's agreement to distribute Corona Extra and other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or of its subsidiaries involved in importing the Mexican beer brands, changes in the position of the Chief Executive Officer of Barton Beers, Ltd., including by death or disability, or the termination of the President of Barton Incorporated, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. Prior to their expiration, all of the Company's imported beer distribution agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that the Company's material beer distribution agreements will be renewed, given the Company's long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

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

     Constellation  Wines'  principal  wine  competitors  include:  E  & J Gallo
Winery, The Wine Group, Beringer Blass, The Robert Mondavi Corporation and Kendall-Jackson in the United States; Southcorp Wines, Orlando Wyndham and
Beringer Blass in Australia; and E & J Gallo Winery, Southcorp Wines, Western Wines, Halewood Vintners and Pernod-Ricard in the United Kingdom. Its wholesale business competes with major brewers who also have wholesale operations, in particular, Scottish Courage, Coors, Interbrew and Carlsberg Tetley, and other independent national and regional wholesalers. Constellation Wines' principal cider competitor is Scottish & Newcastle.

     Constellation Beers and Spirits' principal competitors include: Heineken USA, Molson, Labatt USA and Guinness Import Company in the imported beer category as well as domestic producers such as Anheuser Busch, Coors and SAB-Miller; and Diageo, Brown-Forman Beverages, Jim Beam Brands and Heaven Hill Distilleries in the distilled spirits category.

PRODUCTION

     In the United States, the Company operates 17 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. In Australia, the Company operates 11 wineries where wine is produced from many varieties of grapes grown in most of the major viticultural regions. Grapes are crushed at most of the Company's wineries and stored as wine until packaged for sale under the Company's brand names or sold in bulk. Most of the Company's wine is packaged and sold within 18 months after the grape crush. In the United States, the Company's inventories of wine are usually at their highest levels in November and December immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush. Similarly, in Australia, the Company's inventories of wine are usually at their highest levels in April and May immediately after the crush of each year's grape harvest, and are substantially reduced prior to the subsequent year's crush. The Company also operates one winery in Chile and two wineries in New Zealand.

     The bourbon whiskeys and domestic blended whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky. The Company's primary distilled spirits bottling facility in the United States is in Owensboro, Kentucky. The majority of the Company's Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. The Company's requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin, vodka and other spirits products, are primarily purchased from various suppliers.

     The Company operates three facilities in the United Kingdom that produce, bottle and package wine, cider and water. To produce Stowells, wine is imported in bulk from various countries and packaged at the Company's facility at Bristol. The Bristol facility also produces fortified British wine and wine style drinks. All cider production takes place at the Company's facility at Shepton Mallet. The Strathmore brand of bottled water is sourced and bottled in Forfar, Scotland.

SOURCES AND AVAILABILITY OF PRODUCTION MATERIALS

     The principal components in the production of the Company's branded beverage alcohol products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

     Most of the Company's annual grape requirements are satisfied by purchases from each year's harvest which normally begins in August and runs through October in the United States and begins in February and runs through May in Australia. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event demand for certain wine products exceeds expectations, the Company would seek to source the extra requirements from the bulk wine markets, but could experience shortages.

     The Company receives grapes from approximately 800 independent growers in the United States and 1,450 growers in Australia. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year based on then-current market prices. In Australia, approximately 800 of the 1,450 growers belong to a grape growers' cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the United Kingdom, the Company produces wine from materials purchased either on a contract basis or on the open market.

     The Company currently owns or leases approximately 14,500 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Australia, Chile and New Zealand. This acreage supplies only a small percentage of the Company's overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company's super-premium and ultra-premium wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

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

     The Company utilizes glass and polyethylene terephthalate ("PET") bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company's cost of product sold. In the United States and Australia, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. Currently, substantially all of the Company's glass container requirements for its United States operations are supplied by one producer and most of the Company's glass container requirements for its Australian operations are supplied by another producer. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company's glass bottle suppliers to satisfy the Company's requirements could adversely affect the Company's operations.

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

EMPLOYEES

     As of the end of April 2004, the Company had approximately 7,800 full-time employees throughout the world. Approximately 3,200 full-time employees were in the United States and approximately 4,600 full-time employees were outside of the United States, in countries including Australia, the United Kingdom, Canada and New Zealand. Additional workers may be employed by the Company during the peak and grape crushing seasons. The Company considers its employee relations generally to be good.

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

     The Company has adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to its chief executive officer, its principal financial officer, and controller. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K. The Company has posted on its internet website a copy of the Chief Executive Officer and Senior Financial Officer Code of Ethics. It is accessible at http://www.cbrands.com/CBI/investors.htm.

     The Company also has adopted a Code of Business Ethics and Conduct that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Ethics and Conduct is also available on the Company's internet website, together with its Board of Directors Corporate Governance Guidelines and the Charters of the Board's Audit Committee, Human
Resources Committee (which serves as the Board's compensation committee) and Corporate Governance Committee (which serves as the Board's
nominating     committee).         These    materials    are    accessible    at
http://www.cbrands.com/CBI/investors.htm. Additionally, amendments to, and waivers granted to the Company's directors and executive officers under the Company's codes of ethics, if any, will be posted in this area of the Company's website. A copy of the Code of Business Ethics and Conduct and/or the Board of Directors Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests it. Shareholders should direct such requests to Mark Maring, Vice President Investor Relations, 370 Woodcliff Drive, Suite 300, Fairport, New York 14450.

     The foregoing information regarding the Company's website and its content is for your convenience only. The content of the Company's website is not deemed to be incorporated by reference in this report or filed with the SEC.

ITEM  2.   PROPERTIES
--------   ----------

     Through its business segments, the Company operates wineries, distilling plants, bottling plants, and cider and water producing facilities, most of which include warehousing and distribution facilities on the premises. The Company also operates separate distribution centers under the Constellation Wines segment's wholesaling business. In addition to the Company's properties described below, certain of the Company's businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

     The Company believes that its facilities, taken as a whole, are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

     The following discussion details the properties associated with the Company's three business segments.

     CONSTELLATION WINES

     Through the Constellation Wines segment, the Company maintains facilities in the United States, Australia, New Zealand, the United Kingdom, Chile and the Republic of Ireland. These facilities include wineries, bottling plants, cider and water producing facilities, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in Canandaigua, New York; St. Helena, California; Gonzales, California; Reynella, South Australia; Bristol, England and Esher, England.

     United States
     --------------

     In the United States, the Company through its Constellation Wines segment operates two wineries in New York, located in Canandaigua and Naples; 12 wineries in California, located in Gonzales, Healdsburg, Kenwood, Soledad, Rutherford, Ukiah, two in Lodi, two in Madera and two in Sonoma; two wineries in Washington, located in Woodinville and Sunnyside; and one winery in Caldwell, Idaho. All of these wineries are owned, except for the wineries in Caldwell (Idaho) and Woodinville (Washington), which are leased. The Constellation Wines segment considers its principal wineries in the United States to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New
York), the Ravenswood wineries in Sonoma (California), the Franciscan Vineyards winery in Rutherford (California) and the Blackstone Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine. In Fiscal 2004, the segment closed and sold wineries located in Fresno and Escalon (California) and closed a winery located in Batavia (New York).

     Through the Constellation Wines segment, the Company owns or leases approximately 5,400 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

     Australasia
     -----------

     Through the Constellation Wines segment, the Company owns and operates 11 Australian wineries, six of which are in South Australia, two in Western Australia and the other three in New South Wales, Australian Capital Territory and Tasmania. Additionally, through this segment the Company also owns two wineries in New Zealand. All but one of these Australasian wineries crush grapes, vinify and cellar wine. Four include bottling and/or packaging operations. The facility in Reynella, South Australia bottles a significant portion of the wine produced in Australia, produces all Australian sparkling wines and cellars wines. The Company considers the segment's principal facilities in Australasia to be the Berri Estates winery located in Glossop and the bottling facility located in Reynella, both in South Australia.

     Through the Constellation Wines segment, the Company owns or has interests in approximately 6,200 plantable acres of vineyards in South Australia, the Australian Capital Territory, Western Australia, Victoria, and Tasmania, and approximately 1,900 acres of vineyards, either fully bearing or under development, in New Zealand.

     Europe
     ------

     Through the Constellation Wines segment, in the United Kingdom the Company owns and operates two facilities in England, located in Bristol and Shepton Mallet and one facility in Scotland, located in Forfar. The Bristol facility is considered a principal facility and produces, bottles and packages wine; the Shepton Mallet facility produces, bottles and packages cider; and the Forfar facility produces, bottles and packages water products. The Constellation Wines segment also owns another facility in Taunton, England, which it plans to sell since the operations have been consolidated into the Shepton Mallet facility.
In  Fiscal  2004,  the  Company  sold  its  interest  in  a  winery  in  France.

     Through this segment, the Company operates a National Distribution Centre, located at a leased facility in Severnside, England, to distribute the Company's products that are produced at the Bristol and Shepton Mallet facilities as well as products imported from other wine suppliers. To support its wholesaling business, the Company operates 11 distribution centers located throughout the United Kingdom, 10 of which are leased. These 11 distribution centers are used to distribute products produced by third parties, as well as by the Company. The Company has been and will continue consolidating the operations of its United Kingdom wholesaling distribution centers.

     Additionally, through the Constellation Wines segment, the Company leases warehouse and office facilities in Dublin and leases back office facilities in Cork in support of the Company's business of marketing and distributing alcoholic beverages in the Republic of Ireland.

     Chile
     -----

     Through the Constellation Wines segment, the Company also operates, through a majority owned subsidiary, a winery in the Casablanca Valley, Chile, that crushes grapes and vinifies, cellars and bottles wine. Through this segment, the Company also owns or leases approximately 1,000 acres of vineyards, either fully bearing or under development, in Chile for the production of wine.

     CONSTELLATION BEERS AND SPIRITS

     Through the Constellation Beers and Spirits segment, the Company maintains leased division offices in Chicago, Illinois. On behalf of the segment's beer business, the Company contracts with five providers of warehouse space and services in eight locations throughout the United States.

     Through this segment, the Company owns and operates four distilling plants, two in the United States and two in Canada. The two distilling plants in the United States are located in Bardstown, Kentucky and Albany, Georgia. The two distilling plants in Canada are located in Valleyfield, Quebec and Lethbridge, Alberta. The Company considers this segment's principal distilling plants to be the facilities located in Bardstown (Kentucky), Valleyfield (Quebec) and Lethbridge (Alberta). The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company and, on a contractual basis, for other industry members. The two Canadian facilities distill, bottle and store Canadian whisky for the segment, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.

     In the United States, the Company through its Constellation Beers and Spirits segment also operates three bottling plants, located in Atlanta, Georgia; Owensboro, Kentucky and Carson, California. The facilities located in Atlanta (Georgia) and Owensboro (Kentucky) are owned, while the facility in Carson (California) is operated and leased through an arrangement involving an ongoing management contract. The Company considers this segment's bottling plant located in Owensboro to be one of the segment's principal facilities. The Owensboro facility bottles and warehouses distilled spirits products for the segment and is also utilized for contract bottling.

     CORPORATE OPERATIONS AND OTHER

     The Company's corporate headquarters are located in leased offices in Fairport, New York.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     In the course of their business, the Company and its subsidiaries are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable.


EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the current executive officers of the Company is as follows:

NAME                 AGE   OFFICE OR POSITION HELD
----                 ---   -----------------------
Richard Sands         53   Chairman of the Board and Chief Executive Officer
Robert Sands          45   President and Chief Operating Officer
Alexander L. Berk     54   Chief Executive Officer, Constellation Beers and
                             Spirits, and President and Chief Executive Officer, Barton Incorporated
F. Paul Hetterich     41   Executive Vice President, Business Development and
                             Corporate Strategy
Stephen B. Millar     60   Chief Executive Officer, Constellation Wines
Thomas J. Mullin      52   Executive Vice President and General Counsel
Thomas S. Summer      50   Executive Vice President and Chief Financial Officer
W. Keith Wilson       53   Executive Vice President and Chief Human Resources
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

     F. Paul Hetterich has been the Company's Executive Vice President, Business Development and Corporate Strategy since June 2003. From April 2001 to June 2003, Mr. Hetterich served as the Company's Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company's marketing and business development groups. Mr.
Hetterich  has  been  with  the  Company  since  1986.

     Stephen B. Millar is the Chief Executive Officer of Constellation Wines and has held this position since the closing of the Hardy Acquisition. Prior to the Company's acquisition of Hardy, Mr. Millar was Hardy's Managing Director and had held this position since 1991. Mr. Millar currently serves in leadership roles in a number of industry organizations. He is an Executive Council Member and Chairman of the Audit Committee of the Winemakers' Federation of Australia. He also serves as the President of the Australian Wine and Brandy Producers'
Association, as the Deputy Chairman of the International Trade Advisory Committee and the Australian Wine Export Council and as a Council Member of the South Australian Wine Industry Council.

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


                                      CLASS A STOCK
                  -----------------------------------------------------
                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                  -----------   -----------   -----------   -----------
Fiscal 2003
  High            $     31.62   $     32.00   $     29.80   $     26.26
  Low             $     25.25   $     24.10   $     21.99   $     22.30

Fiscal 2004
  High            $     27.65   $     31.80   $     34.65   $     35.92
  Low             $     21.90   $     26.61   $     28.70   $     29.30

                                      CLASS B STOCK
                  -----------------------------------------------------
                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                  -----------   -----------   -----------   -----------
Fiscal 2003
  High            $     31.50   $     32.50   $     30.05   $     26.10
  Low             $     25.50   $     25.29   $     21.64   $     22.55

Fiscal 2004
  High            $     27.65   $     31.95   $     34.25   $     35.85
  Low             $     22.75   $     27.35   $     29.00   $     30.25



     At April 30, 2004, the number of holders of record of Class A Stock and Class B Stock of the Company were 1,000 and 237, respectively.

     With respect to its common stock, the Company's policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends on its common stock since its initial public offering in 1973. In addition, under the terms of the Company's senior credit facility, the Company is currently constrained from paying cash dividends on its common stock. Also, the indentures for the Company's outstanding senior notes and senior subordinated notes may restrict the payment of cash dividends on its common stock under certain circumstances. Any indentures for debt securities issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on common stock.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------


                                                                     For the Years Ended
                                          ------------------------------------------------------------------------
                                          February 29,   February 28,   February 28,   February 28,   February 29,
                                              2004           2003           2002           2001           2000
                                          ------------   ------------   ------------   ------------   ------------
(in thousands, except per share data)
Sales                                     $  4,469,270   $  3,583,082   $  3,420,213   $  2,983,629   $  2,909,954
Less-excise taxes                             (916,841)      (851,470)      (813,455)      (757,609)      (748,230)
                                          ------------   ------------   ------------   ------------   ------------
    Net sales                                3,552,429      2,731,612      2,606,758      2,226,020      2,161,724
Cost of product sold                        (2,576,641)    (1,970,897)    (1,911,598)    (1,647,081)    (1,626,804)
                                          ------------   ------------   ------------   ------------   ------------
    Gross profit                               975,788        760,715        695,160        578,939        534,920
Selling, general and
  administrative expenses(1)                  (457,277)      (350,993)      (355,269)      (308,071)      (294,369)
Restructuring and
  related charges(2)                           (31,154)        (4,764)          -              -              -
Nonrecurring charges(3)                           -              -              -              -            (5,510)
                                          ------------   ------------   ------------   ------------   ------------
    Operating income                           487,357        404,958        339,891        270,868        235,041
Gain on change in fair value of
  derivative instruments                         1,181         23,129           -              -              -
Equity in earnings
  of joint ventures                                542         12,236          1,667           -              -
Interest expense, net                         (144,683)      (105,387)      (114,189)      (108,631)      (106,082)
                                          ------------   ------------   ------------   ------------   ------------
    Income before income taxes                 344,397        334,936        227,369        162,237        128,959
Provision for income taxes(1)                 (123,983)      (131,630)       (90,948)       (64,895)       (51,584)
                                          ------------   ------------   ------------   ------------   ------------
Net income                                     220,414        203,306        136,421         97,342         77,375
  Dividends on preferred stock                  (5,746)          -              -              -              -
                                          ------------   ------------   ------------   ------------   ------------
Income available to common
  stockholders                            $    214,668   $    203,306   $    136,421   $     97,342   $     77,375
                                          ============   ============   ============   ============   ============

Earnings per common share(4):
  Basic                                   $       2.13   $       2.26   $       1.60   $       1.33   $       1.07
                                          ============   ============   ============   ============   ============
  Diluted                                 $       2.06   $       2.19   $       1.55   $       1.30   $       1.05
                                          ============   ============   ============   ============   ============


Supplemental data restated for
  effect of SFAS No. 142:
    Adjusted operating income             $    487,357   $    404,958   $    369,780   $    290,372   $    254,833
                                          ============   ============   ============   ============   ============
    Adjusted net income                   $    220,414   $    203,306   $    155,367   $    111,635   $     91,793
                                          ============   ============   ============   ============   ============
    Adjusted income available
      to common stockholders              $    214,668   $    203,306   $    155,367   $    111,635   $     91,793
                                          ============   ============   ============   ============   ============

    Adjusted earnings per common share:
      Basic                               $       2.13   $       2.26   $       1.82   $       1.52   $       1.27
                                          ============   ============   ============   ============   ============
      Diluted                             $       2.06   $       2.19   $       1.77   $       1.49   $       1.24
                                          ============   ============   ============   ============   ============


Total assets                              $  5,558,673   $  3,196,330   $  3,069,385   $  2,512,169   $  2,348,791
                                          ============   ============   ============   ============   ============
Long-term debt, including
  current maturities                      $  2,046,098   $  1,262,895   $  1,374,792   $  1,361,613   $  1,289,788
                                          ============   ============   ============   ============   ============

(1) Effective March 1, 2003, the Company completed its adoption of Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Accordingly, the adoption of the provisions rescinding Statement of Financial Accounting Standards No. 4 ("SFAS
     No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," resulted in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of fiscal 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million).

(2) For a detailed discussion of restructuring and related charges for the years ended February 29, 2004, and February 28, 2003, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the captions "Fiscal 2004 Compared to Fiscal 2003 - Restructuring and Related Charges" and "Fiscal 2003 Compared to Fiscal 2002 - Restructuring and Related Charges," respectively.

(3) The Company incurred nonrecurring charges of $5.5 million for the year ended February 29, 2000, related to (i) the closure of a cider production facility within the U.K. Brands and Wholesale segment in the United Kingdom and (ii) a management reorganization within the Popular and Premium Wine segment in the United States.

(4) All per share data have been adjusted to give effect to the two-for-one splits of the Company's two classes of common stock in each of May 2002 and May 2001.


     For the years ended February 29, 2004, and February 28, 2003, see Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company's trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which were not modified as a result of adopting SFAS No. 142. The supplemental data section above presents operating income, income before extraordinary item, net income, and earnings per share information for the comparative periods as if the nonamortization provisions of SFAS No. 142 had been applied as of March 1, 1999.

     The consolidated financial statements for the years ended February 29, 2004, and February 28, 2003, were audited by KPMG LLP. The consolidated financial statements for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, were audited by Arthur Andersen LLP and the reports for those years have not been reissued by Arthur Andersen LLP.


ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
-------   ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

OVERVIEW
--------

     The Company generates revenue through the production, marketing and sale of beverage alcohol products, primarily in North America, Europe and Australia. The Company has a broad portfolio of brands across the wine, imported beer and distilled spirits categories, and with the acquisition of Hardy in Fiscal 2004 solidified its position as the world's largest wine company.

     The Company's business strategy is to remain focused across the beverage alcohol industry by offering a broad range of products in each of the Company's three major categories: wine, beer and spirits. The Company intends to keep its portfolio positioned for superior top-line growth while maximizing the profitability of its brands. In addition, the Company seeks to increase its relative importance to key customers in major markets by increasing its share of their overall purchasing, which is increasingly important in a consolidating industry. The Company's strategy of breadth across categories and geographies, and strengthening scale in core markets, is designed to deliver long-term profitable growth. This strategy allows the Company more investment choices, provides flexibility to address changing market conditions and creates stronger routes-to-market.

     The Company's businesses fall within one of two areas: growth or scale. The growth businesses represent approximately 60% of the Company's Fiscal 2004 net sales and include approximately half of the Company's branded wine business (specifically premium wines in the U.S. and wines in the U.K.), imported beer in the U.S. and the U.K. wholesale business. The scale businesses represent approximately 40% of Fiscal 2004 net sales and include spirits, the remaining half of the Company's branded wine business, cider, and non-branded sales. The scale businesses are operated to maximize profitability and cash flow and to maintain strong routes-to-market. With a solid foundation of growth and scale businesses, the Company expects to continue to be able to leverage sales growth into even higher growth in earnings and cash flow.

     The U.S. beer industry has experienced a healthy pricing environment over the last several years; however, this could change due to market dynamics.
Beginning January 2004, the Company raised prices to its wholesalers on the Company's imported Mexican beer brands. The timing of this price increase resulted in a shift in sales volume from Fiscal 2005 to Fiscal 2004 due to wholesaler buy-in ahead of the price increase. As a result of the wholesaler buy-in and as retailers and consumers adapt to the higher price, the Company expects a negative impact on volume trends for Fiscal 2005.

     The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

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

     Through February 28, 2003, the Company reported its operating results in five segments: Popular and Premium Wine (branded popular and premium wine and brandy, and other, primarily grape juice concentrate and bulk wine); Imported Beer and Spirits (primarily imported beer and distilled spirits); U.K. Brands and Wholesale (branded wine, cider, and bottled water, and wholesale wine, distilled spirits, cider, beer, RTDs and soft drinks); Fine Wine (primarily branded super-premium and ultra-premium wine); and Corporate Operations and Other (primarily corporate related items). As a result of the Hardy Acquisition (as defined below), the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beer and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, investor relations, internal audit, treasury, tax, corporate development, legal, financial reporting, professional fees and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker's evaluation of the operating income performance of the other operating segments. The new business segments reflect how the Company's operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring and related charges and unusual costs that affect comparability. Accordingly, the financial information for Fiscal 2003 and Fiscal 2002 (as defined below) have been restated to conform to the new segment presentation.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 29, 2004 ("Fiscal 2004"), compared to the year ended February 28, 2003 ("Fiscal 2003"), and Fiscal 2003 compared to the year ended February 28,
2002 ("Fiscal 2002"), and (ii) financial liquidity and capital resources for Fiscal 2004. This discussion and analysis also identifies certain restructuring and related charges expected to affect consolidated results of operations of the Company for the year ended February 28, 2005 ("Fiscal 2005"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

     As discussed in Note 1 to the financial statements, the Company adopted SFAS No. 142 on March 1, 2002. Upon the adoption of SFAS No. 142, the Company ceased amortization of goodwill and indefinite lived intangible assets. Retroactive application of SFAS No. 142 is not permitted.

ACQUISITIONS IN FISCAL 2004, FISCAL 2003 AND FISCAL 2002 AND JOINT VENTURE

     ACQUISITION OF HARDY

     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Through this acquisition, the Company acquired Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand and the United States. Hardy has a comprehensive portfolio of wine products across all price points with a strong focus on premium wine production. Hardy's wines are distributed worldwide through a network of marketing and sales operations, with the majority of sales generated in Australia, the United Kingdom and the United States.

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.7 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the year ended February 29, 2004. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's March 2003 Credit Agreement (as defined below) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined below). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company's strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

     The results of operations of Hardy and PWP have been reported in the Company's Constellation Wines segment as of March 27, 2003.

     ACQUISITION OF RAVENSWOOD WINERY

     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. (the "Ravenswood Acquisition"), a leading premium wine producer based in Sonoma, California. On June 30, 2002, Ravenswood Winery, Inc. was merged into Franciscan Vineyards, Inc. (a wholly-owned subsidiary of the Company). The Ravenswood business produces, markets and sells super-premium and ultra-premium California wine, primarily under the Ravenswood brand name. The vast majority of the wine the Ravenswood business produces and sells is red wine, including the number one super-premium Zinfandel in the United States. The results of operations of the Ravenswood business are reported in the Constellation Wines segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

ACQUISITION OF THE CORUS ASSETS

     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The results of operations of the Corus Assets are reported in the Constellation Wines segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     ACQUISITION OF THE TURNER ROAD VINTNERS ASSETS

     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The results of operations of the Turner Road Vintners Assets are reported in the Constellation Wines segment and have been included in the consolidated results of operations of the Company since the date of acquisition.

     PACIFIC WINE PARTNERS

     On July 31, 2001, the Company and Hardy completed the formation of PWP, a joint venture owned equally by the Company and Hardy through March 26, 2003. Pacific Wine Partners LLC ("PWP") produces, markets and sells a portfolio of premium wine in the United States, including a range of Australian imports. PWP also exports certain of its U.S.-produced wines to other countries. In connection with the initial formation of the joint venture, PWP was given the exclusive distribution rights in the United States and the Caribbean to several brands, including Banrock Station, Hardys, Leasingham, Barossa Valley Estate and Chateau Reynella from Australia; and Nobilo from New Zealand. PWP also owns Farallon, a premium California coastal wine. In addition, PWP owns a winery and controls 1,400 acres of vineyards in Monterey County, California.

     On October 16, 2001, the Company announced that PWP completed the purchase of certain assets of Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County.

     As a result of the Hardy Acquisition, PWP became a wholly-owned subsidiary of the Company. Accordingly, as noted above, its results of operations have been consolidated and reported in the Constellation Wines segment since March 27, 2003. Prior to March 27, 2003, the investment in PWP was accounted for using the equity method; accordingly, the results of operations of PWP from July 31, 2001, through March 26, 2003, were included in the equity in earnings of joint ventures line in the Consolidated Statements of Income of the Company.


RESULTS OF OPERATIONS
---------------------

FISCAL 2004 COMPARED TO FISCAL 2003

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2004 and Fiscal 2003.


                                              Fiscal 2004 Compared to Fiscal 2003
                                            ---------------------------------------
                                                           Net Sales
                                            ---------------------------------------
                                                2004           2003       %Increase
                                            ------------   ------------   ---------
Constellation Wines:
  Branded wines                             $  1,549,750   $    983,505       57.6%
  Wholesale and other                            846,306        689,794       22.7%
                                            ------------   ------------
Constellation Wines net sales               $  2,396,056   $  1,673,299       43.2%
                                            ------------   ------------
Constellation Beers and Spirits:
  Imported beers                            $    862,637   $    776,006       11.2%
  Spirits                                        284,551        282,307        0.8%
                                            ------------   ------------
Constellation Beers and Spirits net sales   $  1,147,188   $  1,058,313        8.4%
                                            ------------   ------------
Corporate Operations and Other              $       -      $       -           N/A
                                            ------------   ------------
Unusual gain                                $      9,185   $       -           N/A
                                            ------------   ------------
Consolidated Net Sales                      $  3,552,429   $  2,731,612       30.0%
                                            ============   ============

     Net sales for Fiscal 2004 increased to $3,552.4 million from $2,731.6 million for Fiscal 2003, an increase of $820.8 million, or 30.0%. This increase resulted primarily from the inclusion of $571.4 million of net sales of products acquired in the Hardy Acquisition as well as increases in imported beer sales of $86.6 million and U.K. wholesale sales of $61.1 million (on a local currency basis). In addition, net sales benefited from a favorable foreign currency impact of $74.6 million.

     Constellation Wines

     Net sales for the Constellation Wines segment for Fiscal 2004 increased to $2,396.1 million from $1,673.3 million for Fiscal 2003, an increase of $722.8 million, or 43.2%. Branded wine net sales increased $566.2 million, primarily due to the addition of $548.4 million of net sales of branded wine acquired in the Hardy Acquisition. Wholesale and other net sales increased $156.5 million primarily due to a favorable foreign currency impact of $63.1 million, growth in the U.K. wholesale business of $61.1 million (on a local currency basis), and the addition of $23.0 million of net sales of bulk wine acquired in the Hardy Acquisition. The net sales increase in the U.K. Wholesale business on a local currency basis is primarily due to the addition of new accounts and increased average delivery sizes as the Company's national accounts business continues to grow. The Company continues to face competitive discounting within select markets and geographies driven in part by excess grape supplies. The Company believes that the grape supply/demand cycle should come into balance over the next couple of years. The Company has taken a strategy of preserving the long-term brand equity of its portfolio and investing its marketing dollars in the higher growth sectors of the wine business.

     Constellation Beers and Spirits

     Net sales for the Constellation Beers and Spirits segment for Fiscal 2004 increased to $1,147.2 million from $1,058.3 million for Fiscal 2003, an increase of $88.9 million, or 8.4%. This increase resulted primarily from volume gains on the Company's imported beer portfolio, which increased $86.6 million. Spirits net sales remained relatively flat as increased branded spirits sales were offset by lower bulk whisky and contract production sales.

     GROSS PROFIT

     The Company's gross profit increased to $975.8 million for Fiscal 2004 from $760.7 million for Fiscal 2003, an increase of $215.1 million, or 28.3%. The Constellation Wines segment's gross profit increased $200.4 million primarily due to gross profit on the sales of branded wine acquired in the Hardy Acquisition. The Constellation Beers and Spirits segment's gross profit increased $42.5 million primarily due to the volume growth in the segment's imported beer portfolio. These increases were partially offset by $27.8 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. These net costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $22.5 million and the write-down of concentrate inventory recorded in connection with the Company's decision to exit the commodity concentrate product line of $16.8 million (see additional discussion under "Restructuring and Related Charges" below), partially offset by the relief from certain excise tax, duty and other costs incurred in prior years of $11.5 million, which was recognized in the fourth quarter of fiscal 2004. Gross profit as a percent of net sales decreased slightly to 27.5% for Fiscal 2004 from 27.8% for Fiscal 2003 as an increase in gross profit margin from sales of higher margin wine brands acquired in the Hardy Acquisition was more than offset by the net unusual costs discussed above and a decrease in gross profit margin on the Constellation Wines' U.K. wholesale business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $457.3 million for Fiscal 2004 from $351.0 million for Fiscal 2003, an increase of $106.3 million, or 30.3%. The Constellation Wines segment's selling, general and administrative expenses increased $76.8 million primarily due to $67.7 million of selling, general and administrative expenses from the addition of the Hardy and PWP businesses. The Constellation Beers and Spirits segment's selling, general and administrative expenses increased $7.9 million due to increased imported beer and spirits advertising and selling expenses to support the growth across this segment's businesses, partially offset by foreign currency gains. The Corporate Operations and Other segment's general and administrative expenses increased $8.9 million primarily due to additional deferred financing costs associated with the Company's new bank credit facility and increased general and administrative expenses to support the Company's growth. In addition, there was a $12.7 million increase in selling, general and administrative expenses related to unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. These costs consist primarily of the additional amortized deferred financing costs associated with the bridge financing in connection with the Hardy Acquisition of $11.6 million. Selling, general and administrative expenses as a percent of net sales increased slightly to 12.9% for Fiscal 2004 as compared to 12.8% for Fiscal 2003 due primarily to the unusual costs and the increased general and administrative expenses within the Corporate Operations and Other segment as discussed above.

     RESTRUCTURING AND RELATED CHARGES

     The Company recorded $31.2 million of restructuring and related charges for Fiscal 2004 associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from (i) $10.0 million related to the realignment of business operations and (ii) $21.2 million related to exiting the commodity concentrate product line in the U.S. and selling its winery located in Escalon, California. In total, the Company recorded $38.0 million of costs associated with exiting the commodity concentrate product line and selling its Escalon facility allocated between cost of product sold ($16.8 million) and restructuring and related charges ($21.2 million).

     The Company recorded $4.8 million of restructuring and related charges for Fiscal 2003 associated with an asset impairment charge in connection with two of Constellation Wines segment's production facilities.

     In Fiscal 2005, the Company expects to incur additional restructuring and related charges of $11.6 million associated with the restructuring plan of the Constellation Wines segment. These charges are expected to consist of $7.2 million related to the further realignment of business operations in the Constellation Wines segment and $4.4 million related to renegotiating existing grape contracts as a result of exiting the commodity concentrate product line and selling the Escalon facility.

     Approximately half of the total charges in connection with exiting the commodity concentrate product line and selling the Escalon facility are non-cash charges.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2004 and Fiscal 2003.


                                              Fiscal 2004 Compared to Fiscal 2003
                                            ---------------------------------------
                                                    Operating Income (Loss)
                                            ---------------------------------------
                                                2004           2003       %Increase
                                            ------------   ------------   ---------
Constellation Wines                         $    348,132   $    224,556       55.0%
Constellation Beers and Spirits                  252,533        217,963       15.9%
Corporate Operations and Other                   (41,717)       (32,797)      27.2%
                                            ------------   ------------
    Total Reportable Segments                    558,948        409,722       36.4%
Restructuring and Related Charges
  and Unusual Costs                              (71,591)        (4,764)    1402.7%
                                            ------------   ------------
Consolidated Operating Income               $    487,357   $    404,958       20.3%
                                            ============   ============

     Restructuring and related charges and unusual costs of $71.6 million and $4.8 million for Fiscal 2004 and Fiscal 2003, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. Fiscal 2004 costs represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $22.5 million and $11.6 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company's realignment of its business operations in the wine segment, including the write-down of concentrate inventory of $16.8 million and restructuring and related charges of $31.2 million, partially offset by the relief from certain excise taxes, duty and other costs incurred in prior years of $10.4 million. Fiscal 2003 costs represent restructuring and related charges associated with the Company's realignment of its business operations in the wine segment. As a result of these costs and the above factors, consolidated operating income increased to $487.4 million for Fiscal 2004 from $405.0 million for Fiscal 2003, an increase of $82.4 million, or 20.3%.

     GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS

     The Company entered into a foreign currency collar contract in February 2003 in connection with the Hardy Acquisition to lock in a range for the cost of the acquisition in U.S. dollars. As of February 28, 2003, this derivative instrument had a fair value of $23.1 million. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the derivative was recorded on the balance sheet at its fair value with the change in the fair value recognized separately on the Company's Consolidated Statements of Income. During the first quarter of fiscal 2004, the gain on change in fair value of the derivative instrument of $1.2 million was recognized separately on the Company's Consolidated Statement of Income.

     EQUITY IN EARNINGS OF JOINT VENTURES

     The Company's equity in earnings of joint ventures decreased to $0.5 million in Fiscal 2004 from $12.2 million in Fiscal 2003 due to the acquisition of the remaining 50% ownership of PWP in March 2003 resulting in consolidation of PWP's results of operations since the date of acquisition.

     INTEREST EXPENSE, NET

     Interest expense, net of interest income of $3.6 million and $0.8 million for Fiscal 2004 and Fiscal 2003, respectively, increased to $144.7 million for Fiscal 2004 from $105.4 million for Fiscal 2003, an increase of $39.3 million, or 37.3%. The increase resulted from higher average borrowings due to the financing of the Hardy Acquisition, partially offset by a lower average borrowing rate, and $1.7 million of imputed interest expense related to the Hardy Acquisition.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate for Fiscal 2004 declined to 36.0% from 39.3% for Fiscal 2003 as a result of the Hardy Acquisition, which significantly increased the allocation of income to jurisdictions with lower income tax rates.

     NET INCOME

     As a result of the above factors, net income increased to $220.4 million for Fiscal 2004 from $203.3 million for Fiscal 2003, an increase of $17.1 million, or 8.4%.


FISCAL 2003 COMPARED TO FISCAL 2002

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2003 and Fiscal 2002.


                                              Fiscal 2003 Compared to Fiscal 2002
                                            ---------------------------------------
                                                           Net Sales
                                            ---------------------------------------
                                                2003           2002       %Increase
                                            ------------   ------------   ---------
Constellation Wines:
  Branded wines                             $    983,505   $    963,514        2.1%
  Wholesale and other                            689,794        641,589        7.5%
                                            ------------   ------------
Constellation Wines net sales               $  1,673,299   $  1,605,103        4.2%
                                            ------------   ------------

Constellation Beers and Spirits:
  Imported beers                            $    776,006   $    726,953        6.7%
  Spirits                                        282,307        274,702        2.8%
                                            ------------   ------------
Constellation Beers and Spirits net sales   $  1,058,313   $  1,001,655        5.7%
                                            ------------   ------------
Corporate Operations and Other              $       -      $       -           N/A
                                            ------------   ------------
Consolidated Net Sales                      $  2,731,612   $  2,606,758        4.8%
                                            ============   ============

     Net sales for Fiscal 2003 increased to $2,731.6 million from $2,606.8 million for Fiscal 2002, an increase of $124.9 million, or 4.8%. This increase resulted primarily from increased sales of imported beer of $49.1 million and the impact of foreign currency changes of $50.7 million in the Constellation Wines segment. Also contributing to the sales growth were increased sales in U.K. wholesale of $28.6 million (on a local currency basis), fine wine sales of $23.8 million and spirits sales of $7.6 million, offset by lower bulk wine, grape juice concentrate sales of $14.7 million, popular and premium branded wine sales of $13.9 million and U.K. branded sales of $9.4 million (on a local currency basis).

     Constellation Wines

     Net sales for the Constellation Wines segment for Fiscal 2003 increased to $1,673.3 million from $1,605.1 million for Fiscal 2002, an increase of $68.2 million, or 4.2%. Branded wines sales increased $20.0 million due to increased fine wine sales of $23.8 million and a favorable foreign currency impact of $9.3 million partially offset by lower popular and premium wine sales of $13.9 million. The increase in fine wine sales resulted from an additional four months of sales of the brands acquired in the acquisition of Ravenswood Winery, Inc. ("Ravenswood"), completed in July 2001, of $14.1 million, as well as an increase of $9.7 million due to volume growth in the fine wine business partially offset by higher promotional costs and a shift towards lower priced fine wine brands. Popular and premium wine sales declined $13.9 million on lower volume offset slightly by higher average selling prices. Volumes were negatively impacted as a result of increased promotional spending in the industry, which the Company did not participate in heavily. In this competitive pricing environment, the Company continues to be selective in its promotional activities, focusing instead on growth areas, long-term brand building initiatives and increased profitability. Wholesale and other sales increased $48.2 million primarily due to a favorable foreign currency impact of $41.4 million and a $28.6 million local currency increase in U.K. wholesale sales due to the addition of new accounts and increased average delivery sizes, partially offset by lower bulk wine, grape juice concentrate and cider sales of $24.7 million.

     Constellation Beers and Spirits

     Net sales for the Constellation Beers and Spirits segment for Fiscal 2003 increased to $1,058.3 million from $1,001.7 million for Fiscal 2002, an increase of $56.7 million, or 5.7%. This increase resulted primarily from a $49.1 million increase in imported beer sales. The growth in imported beer sales was due to a price increase on the Company's Mexican beer portfolio, which took effect in the first quarter of fiscal 2003. Spirits sales increased $7.6 million due primarily to increased bulk whiskey sales of $6.4 million, along with a slight increase in branded sales of $1.2 million.

     GROSS PROFIT

     The Company's gross profit increased to $760.7 million for Fiscal 2003 from $695.2 million for Fiscal 2002, an increase of $65.6 million, or 9.4%. The Constellation Wines segment's gross profit increased $30.8 million due to lower wine costs, the additional four months of sales of the brands acquired in the Ravenswood Acquisition (completed in July 2001), a favorable mix of sales towards higher margin popular and premium wine, and a favorable foreign currency impact. These increases were partially offset by lower gross profit on the segment's reduced bulk wine and grape juice concentrate sales. The Constellation Beers and Spirits segment's gross profit increased $34.8 million due to increased gross profit on imported beer sales and increased gross profit on spirits sales. The increased gross profit on imported beer sales is primarily due to increased average selling prices in the Company's Mexican beer portfolio and the increased gross profit on the segment's spirits business is due to a favorable mix of sales towards higher margin products and lower average spirits costs. As a result of the foregoing, gross profit as a percent of net sales increased to 27.8% for Fiscal 2003 from 26.7% for Fiscal 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $351.0 million for Fiscal 2003 from $355.3 million for Fiscal 2002, a decrease of $4.3 million, or (1.2%). The Company adopted SFAS No. 142 on March 1, 2002, and, accordingly, stopped amortizing goodwill and other indefinite lived intangible assets. Therefore, the decrease of $4.3 million consists of a decrease of $27.3 million of amortization expense from Fiscal 2002 offset by an increase of $23.0 million. The Constellation Wines segment's selling, general and administrative expenses decreased $2.6 million due to lower amortization expense of $19.1 million partially offset by (i) higher selling costs to support the growth in the U.K. wholesale business, (ii) increased selling and advertising costs on certain popular and premium wine brands, and (iii) higher selling, general and administrative expenses to support the growth in the fine wine business. The Constellation Beers and Spirits segment's selling, general and administrative expenses decreased $4.4 million due to lower amortization expense of $8.2 million partially offset by increased selling, general and administrative expenses to support the growth in the imported beer portfolio. The Corporate Operations and Other segment's selling, general and administrative expenses increased $2.7 million primarily due to increased personnel costs to support the Company's growth. Selling, general and administrative expenses as a percent of net sales decreased to 12.8% for Fiscal 2003 as compared to 13.6% for Fiscal 2002. This decrease was due to the reduced amortization expense noted above partially offset by (i) the percent increase in general and administrative expenses growing at a faster rate than the percent increase in net sales across all segments, and (ii) the percent increase in the Constellation Wines segment's U.K. wholesale and U.K. branded wine selling costs being greater than the percent increase in the U.K. wholesale and U.K. branded wine net sales.

     RESTRUCTURING AND RELATED CHARGES

     The Company recorded a property, plant and equipment impairment charge of $4.8 million in Fiscal 2003 in connection with the planned closure of two of its production facilities within its Constellation Wines segment in Fiscal 2004. During Fiscal 2004, the Company began the realignment of its business operations within this segment to further improve productivity. This realignment is not expected to have an impact on brand sales. No such charges were incurred in Fiscal 2002.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2003 and Fiscal 2002.


                                       Fiscal 2003 Compared to Fiscal 2002
                                    -----------------------------------------
                                             Operating Income (Loss)
                                    -----------------------------------------
                                       2003          2002           %Increase
                                    ----------    ----------        ---------
Constellation Wines                 $  224,556    $  191,227            17.4%
Constellation Beers and Spirits        217,963       178,805            21.9%
Corporate Operations and Other         (32,797)      (30,141)            8.8%
                                    ----------    ----------
    Total Reportable Segments          409,722       339,891            20.5%
Restructuring and Related Charges
  and Unusual Costs                     (4,764)         -                N/A
                                    ----------    ----------
Consolidated Operating Income . .   $  404,958    $  339,891            19.1%
                                    ==========    ==========

     Restructuring and related charges and unusual costs of $4.8 million for Fiscal 2003 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges associated with the Company's realignment of its business operations in the wine segment. As a result of the above factors, operating income increased to $405.0 million for Fiscal 2003 from $339.9 million for Fiscal 2002, an increase of $65.1 million, or 19.1%. Fiscal 2002 operating income for Constellation Wines and Constellation Beers and Spirits included amortization expense of $19.1 million and $8.2 million, respectively.

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

     EQUITY IN EARNINGS OF JOINT VENTURES

     The Company's equity in earnings of joint venture increased to $12.2 million in Fiscal 2003 from $1.7 million in Fiscal 2002. Due to the formation of the joint venture in July 2001, there were seven months of earnings in Fiscal 2002 versus twelve months of earnings in Fiscal 2003. In addition, Fiscal 2003 benefited from an additional seven months of earnings due to the joint venture's purchase of certain assets of the Blackstone Winery, including the Blackstone brand and the Codera wine business in Sonoma County, which was completed in October 2001.

     INTEREST EXPENSE, NET

     Interest expense, net of interest income of $0.8 million and $1.6 million for Fiscal 2003 and Fiscal 2002, respectively, decreased to $105.4 million for Fiscal 2003 from $114.2 million for Fiscal 2002, a decrease of $8.8 million, or (7.7)%. The decrease resulted from decreases in both the average borrowings for the year and the average interest rate for the year.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate for Fiscal 2003 declined to 39.3% from 40.0% for Fiscal 2002 as a result of the adoption of SFAS No. 142 on March 1, 2002.

     NET INCOME

     As a result of the above factors, net income increased to $203.3 million for Fiscal 2003 from $136.4 million for Fiscal 2002, an increase of $66.9 million, or 49.0%.


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------

GENERAL

     The Company's principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company's primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company's short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, preferred dividend payment requirements, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

FISCAL 2004 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash provided by operating activities for Fiscal 2004 was $340.3 million, which resulted from $220.4 million of net income, plus $137.9 million of net noncash items charged to the Consolidated Statement of Income, less $18.0 million representing the net change in the Company's operating assets and liabilities. The net non-cash items consisted primarily of depreciation of property, plant and equipment, deferred tax provision and amortization of intangible and other assets. The net change in operating assets and liabilities resulted primarily from an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventories and an increase in accrued advertising and promotion.

     INVESTING ACTIVITIES

     Net cash used in investing activities for Fiscal 2004 was $1,158.5 million, which resulted primarily from net cash paid of $1,069.5 million for the purchases of businesses and $105.1 million of capital expenditures.

     FINANCING ACTIVITIES

     Net cash provided by financing activities for Fiscal 2004 was $745.2 million resulting primarily from proceeds of $1,600.0 million from issuance of long-term debt, including $1,060.2 million of long-term debt incurred to acquire Hardy, plus net proceeds from the 2003 Equity Offerings (as defined below) of $426.1 million. This amount was partially offset by principal payments of long-term debt of $1,282.3 million.

FISCAL 2003 CASH FLOWS

     OPERATING  ACTIVITIES

     Net cash provided by operating activities for Fiscal 2003 was $236.1 million, which resulted from $203.3 million of net income, plus $53.2 million of net noncash items charged to the Consolidated Statement of Income, less $20.4 million representing the net change in the Company's operating assets and liabilities. The net noncash items consisted primarily of depreciation of property, plant and equipment and provision for deferred taxes, partially offset by a gain on changes in fair value of derivative instrument. The net change in operating assets and liabilities resulted primarily from an increase in inventories and a reduction in accrued excise taxes and adverse grape contracts partially offset by increases in accrued income taxes payable and accrued advertising and promotion expenses.

     INVESTING ACTIVITIES

     Net cash used in investing activities for Fiscal 2003 was $72.0 million, which resulted primarily from $71.6 million of capital expenditures.

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

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of May 14, 2004, the Company had purchased a total of 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. Of this total amount, no shares were repurchased during Fiscal 2004, Fiscal 2003 or Fiscal 2002.

DEBT

     Total debt outstanding as of February 29, 2004, amounted to $2,047.9 million, an increase of $782.4 million from February 28, 2003. The ratio of total debt to total capitalization decreased to 46.3% as of February 29, 2004, from 51.9% as of February 28, 2003.

     SENIOR CREDIT FACILITY

     Credit Agreement
     ----------------

     In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders entered into a new credit agreement (as subsequently amended and restated as of March 19, 2003, the "March 2003 Credit Agreement"). In October 2003, the Company entered into a Second Amended and Restated Credit Agreement (the " October Credit Agreement") that (i) refinanced the then outstanding principal balance under the Tranche B Term Loan facility on essentially the same terms as the Tranche B Term Loan facility under the March 2003 Credit Agreement, but at a lower Applicable Rate (as such term is defined in the October Credit Agreement) and (ii) otherwise restated the terms of the March 2003 Credit Agreement, as amended. The October Credit Agreement was further amended during February 2004 (the "Credit Agreement"). The March 2003 Credit Agreement provided for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. Proceeds of the March 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company uses the remaining availability under the Credit Agreement to fund its working capital needs on an on-going basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. As of February 29, 2004, the Company has made $40.0 million of scheduled and required payments on the Tranche A Term Loan facility. In August 2003, the Company paid $100.0 million of the Tranche B Term Loan facility. In October 2003, the Company paid an additional $200.0 million of the Tranche B Term Loan facility. As of February 29, 2004, the required annual repayments of the Tranche A Term Loan and the Tranche B Term Loan are as follows:


                     Tranche  A        Tranche  B
                     Term  Loan        Term  Loan        Total
                     ----------        ----------      ---------
(in thousands)
2005                 $   60,000        $     -         $  60,000
2006                     80,000            54,420        134,420
2007                    100,000            54,420        154,420
2008                    120,000           119,048        239,048
2009                       -              272,112        272,112
                     ----------        ----------      ---------
                     $  360,000        $  500,000      $ 860,000
                     ==========        ==========      =========

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.50%. As of February 29, 2004, the LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 1.75%, while the LIBOR margin on the Tranche B Term Loan facility is 2.00%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company is obligated to pledge collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of certain foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and/or thresholds. As a result of the prepayment of the Bridge Loans (as defined below) with the proceeds from the 2003 Equity Offerings (see Note 16), the requirement under certain circumstances for the Company and the Guarantors to pledge certain assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the Credit Agreement, ceased to apply. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. As of February 29, 2004, the Company is in compliance with all of its covenants under its Credit Agreement.

     As of February 29, 2004, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $360.0 million bearing a weighted average interest rate of 2.9%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.2%, undrawn revolving letters of credit of $18.6 million, and $381.4 million in revolving loans available to be drawn. There were no outstanding revolving loans under the Credit Agreement as of February 29, 2004.

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

     SUBSIDIARY FACILITIES

     The Company has additional line of credit arrangements available totaling $91.5 million and $44.5 million as of February 29, 2004, and February 28, 2003, respectively. These lines support the borrowing needs of certain of the Company's foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 29, 2004, and February 28, 2003, amounts outstanding under the subsidiary revolving credit facilities were $1.8 million and $0.6 million, respectively.

     SENIOR NOTES

     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "August 1999 Senior Notes"). Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of August 1999 Senior Notes.

     On November 17, 1999, the Company issued (pound) 75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. In March 2000, the Company exchanged (pound) 75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged (pound) 74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound) 74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling
Series B Senior Notes. As of February 29, 2004, the Company had outstanding (pound) 1.0 million ($1.9 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued (pound) 80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound) 79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. As of February 29, 2004, the Company had outstanding (pound) 154.0 million ($287.2 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

     On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The net proceeds of the offering ($197.0 million) were used to partially fund the acquisition of the Turner Road Vintners Assets. Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15. In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the "February 2001 Series B Senior Notes") for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of February 2001 Senior Notes.

     The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate or adjusted Gilt rate plus 50 basis points. The senior notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. Certain of the Company's significant operating subsidiaries guarantee the senior notes, on a senior basis.

     SENIOR SUBORDINATED NOTES

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of Senior Subordinated Notes. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. In the first quarter of fiscal 2005, the Company recorded a charge of $10.3 million related to this redemption.

     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 ("January 2002 Senior Subordinated Notes"). The net proceeds of the offering ($247.2 million) were used primarily to repay the Company's $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003. The remaining net proceeds of the offering were used to repay a portion of the outstanding indebtedness under the Company's then existing senior credit facility. Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries. As of February 29, 2004, the Company had outstanding $250.0 million aggregate principal amount of January 2002 Senior Subordinated Notes.

     GUARANTEES

     A foreign subsidiary of the Company has guaranteed debt of a joint venture in the maximum amount of $4.2 million as of February 29, 2004. The liability for this guarantee is not material and the Company does not have any collateral from this entity.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following table sets forth information about the Company's long-term contractual obligations outstanding at February 29, 2004. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company's consolidated financial statements. See Notes 10, 12, 13, 14 and 15 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for detailed discussion of items noted in the following table.



                                                  PAYMENTS DUE BY PERIOD
                                 ----------------------------------------------------------------
                                             Less than                                   After
                                 Total        1  year      1-3 years     3-5 years      5 years
                              -----------   -----------   -----------   -----------   -----------
(in thousands)
CONTRACTUAL OBLIGATIONS
Notes payable to banks        $     1,792   $     1,792   $      -      $      -      $      -
Long-term debt (excluding
  unamortized discount)         2,046,617       267,245       508,163     1,012,872       258,337
Operating leases                  301,310        39,155        67,623        39,597       154,935
Other long term liabilities       225,094        51,674        80,930        50,819        41,671
Unconditional purchase
  obligations(1)                2,298,051       359,391       635,244       381,487       921,929
                              -----------   -----------   -----------   -----------   -----------
      Total contractual cash
        obligations           $ 4,872,864   $   719,257   $ 1,291,960   $ 1,484,775   $ 1,376,872
                              ===========   ===========   ===========   ===========   ===========

(1) Total unconditional purchase obligations consist of $20.3 million for contracts to purchase various spirits over the next five fiscal years, $2,131.3 million for contracts to purchase grapes over the next fifteen fiscal years, $78.9 million for contracts to purchase bulk wine over the next four fiscal years, and $67.5 million for processing contracts over the next 16 years. See Note 15 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

EQUITY OFFERINGS

     During July 2003, the Company completed a public offering of 9,800,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.2 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock ("Preferred Stock") resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $164.9 million. The Class A Common Stock offering and the Preferred Stock offering are referred to together as the "2003 Equity Offerings." The majority of the net proceeds from the 2003 Equity Offerings were used to repay the Bridge Loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the March 2003 Credit Agreement.

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

CAPITAL EXPENDITURES

     During Fiscal 2004, the Company incurred $105.1 million for capital expenditures. The Company plans to spend approximately $125.0 million for capital expenditures in Fiscal 2005. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See "Business - Sources and Availability of Raw Materials" under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

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

CRITICAL ACCOUNTING POLICIES

     The  Company's  significant accounting policies are more fully described in
Note 1 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company's accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by the Company's management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company's historical experience, the Company's observance of trends in the industry, information provided by the Company's customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company's business. The Company's critical accounting policies include:

     - Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. If assumptions included in the Company's estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which would have a material adverse impact on the Company's financial statements. Promotional costs were $336.4 million, $231.6 million and $223.9 million for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

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

     - Impairment of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist primarily of trademarks as well as agency relationships. The Company is required to analyze its goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets or reporting unit and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of the assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company's financial statements.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) ("FIN No. 46(R)"), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51", which will replace FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," upon its effective date. FIN No. 46(R) retains many of the basic concepts introduced in FIN No. 46; however, it also introduces a new scope exception for certain types of entities that qualify as a business as defined in FIN No. 46(R) and revises the method of calculating expected losses and residual returns for determination of primary beneficiaries, including new guidance for assessing variable interests. The application of the transition requirements of FIN No. 46(R) with regard to special purpose entities and existing variable interest entities did not result in any entities requiring consolidation or any additional disclosures. The Company is continuing to evaluate the impact of FIN No. 46(R) for its adoption as of May 31, 2004. However, it is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes
Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ending February 29, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2004.

     In March 2004, the Financial Accounting Standards Board issued a proposed statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The objective of the proposed statement is to require recognition in an entity's financial statements of the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment (or compensation) transactions based on the fair value of the instruments at the grant date. The proposed statement would eliminate the alternative of continuing to account for share-based payment arrangements with employees under APB No. 25 and require that the compensation cost resulting from all share-based payment transactions be recognized in an entity's financial statements. If adopted in its current form, the proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Also, if adopted in its current form, the proposed statement could result in a significant charge to the Company's Consolidated Statement of Income for the fiscal year ended February 28, 2006.


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

THE COMPANY'S INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL HEALTH.

     The Company has incurred substantial indebtedness to finance its acquisitions and may incur substantial additional indebtedness in the future to finance further acquisitions or for other purposes. The Company's ability to satisfy its debt obligations outstanding from time to time will depend upon the Company's future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Therefore, there can be no assurance that the Company's cash flow from operations will be sufficient to meet all of its debt service requirements and to fund its capital expenditure requirements.

     The Company's current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

     - the Company's ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;
     - a significant portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness and dividends on its Series A mandatory convertible preferred stock, thereby reducing funds available for operations, expansion or distributions;
     - the Company's ability to conduct its business could be limited by restrictive covenants; and
     - the Company may be more vulnerable to adverse economic conditions than less leveraged competitors and, thus, may be limited in its ability to withstand competitive pressures.

     The restrictive covenants and provisions in the Company's senior credit facility and its indentures under which its debt securities are issued include, among others, those restricting additional liens, additional borrowing, the sale of assets, changes of control, the payment of dividends, transactions with affiliates, the making of investments and certain other fundamental changes. The senior credit facility also contains restrictions on acquisitions and certain financial ratio tests including a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. These restrictions could limit the Company's ability to conduct business. A failure to comply with the obligations contained in the senior credit facility, its existing indentures or other loan agreements or indentures entered into in the future could result in an event of default under such agreements, which could require the Company to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.

THE COMPANY'S ACQUISITION OR JOINT VENTURE STRATEGIES MAY NOT BE SUCCESSFUL.

     The Company has made a number of acquisitions, including the recent acquisitions of Hardy, Ravenswood, the Turner Road Vintners Assets, and the Corus Assets, and anticipates that it may, from time to time, acquire additional businesses, assets or securities of companies that the Company believes would provide a strategic fit with its business. In addition, the Company has entered joint ventures and may enter into additional joint ventures. Acquired businesses will need to be integrated with the Company's existing operations. There can be no assurance that the Company will effectively assimilate the business or product offerings of acquired companies into its business or product offerings. Acquisitions are also accompanied by risks such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the Company's business and the diversion of management time and attention. The Company shares control of its existing joint ventures and may not have majority interest or control of future joint ventures, and, therefore, there is the risk that the Company's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company. There is also risk that the Company's joint venture partners may be unable to meet their economic or other obligations and that the Company may be required to fulfill those obligations alone. The
Company's failure or the failure of an entity in which the Company has a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     The Company is in a highly competitive industry and the dollar amount and unit volume of its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of the Company's wholesale customers, retailers or consumers to purchase competitive products instead of the Company's products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company's products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, the Company's products. The Company could also experience higher than expected selling, general and administrative expenses if the Company finds it necessary to increase the number of its personnel or advertising or promotional expenditures  to  maintain  its  competitive  position  or  for  other  reasons.

AN INCREASE IN EXCISE TAXES OR GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     In the United States, the United Kingdom, Australia and other countries in which the Company operates, the Company is subject to imposition of excise and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect the Company's financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. In addition, the beverage alcohol products industry is subject to extensive regulation by federal, state, local and foreign governmental agencies concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state regulations also require warning labels and signage.
New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on the Company's financial condition or results of operations.

THE COMPANY RELIES ON THE PERFORMANCE OF WHOLESALE DISTRIBUTORS, MAJOR RETAILERS AND CHAINS FOR THE SUCCESS OF ITS BUSINESS.

     In the United States, the Company sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. In the United Kingdom and Australia, the Company sells its products principally to wholesalers and directly to major retailers and chains. The replacement or poor performance of the Company's major wholesalers, retailers or chains, or the Company's inability to collect accounts receivable from the Company's major wholesalers, retailers or chains could materially and adversely affect the Company's results of operations and financial condition. Distribution channels for beverage alcohol products have been consolidating in recent years. In addition, wholesalers and retailers of the Company's products offer products which compete directly with the Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that wholesalers or retailers may give higher priority to products of the Company's competitors. In the future, the Company's wholesalers and retailers may not continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

THE COMPANY'S BUSINESS COULD BE ADVERSELY AFFECTED BY A DECLINE IN THE CONSUMPTION OF PRODUCTS THE COMPANY SELLS.

     Although since 1995 there have been modest increases in consumption of beverage alcohol in most of the Company's product categories, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the Company's product categories could occur in the future due to a variety of factors, including:

     -  a general decline in economic conditions;
     - increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
     - a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
     -  increased activity of anti-alcohol consumer groups; and
     - increased federal, state or foreign excise or other taxes on beverage alcohol products.

     THE COMPANY GENERALLY PURCHASES RAW MATERIALS UNDER SHORT-TERM SUPPLY CONTRACTS AND THE COMPANY IS SUBJECT TO SUBSTANTIAL PRICE FLUCTUATIONS FOR GRAPES AND GRAPE-RELATED MATERIALS; AND THE COMPANY HAS A LIMITED GROUP OF SUPPLIERS OF GLASS BOTTLES.

     The Company's business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. The Company could experience raw material supply, production or shipment difficulties that could adversely affect the Company's ability to supply goods to its customers. The Company is also directly affected by increases in the costs of raw materials. In the past, the Company has experienced dramatic increases in the cost of grapes. Although the Company believes it has adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, the Company could experience shortages.

     One of the Company's largest components of cost of goods sold is that of glass bottles, which, in the United States and Australia, have only a small number of producers. Currently, substantially all of the Company's glass container requirements for its United States operations are supplied by one producer and most of the Company's glass container requirements for its Australian operations are supplied by another producer. The inability of any of the Company's glass bottle suppliers to satisfy its requirements could adversely affect the Company's business.

THE COMPANY'S GLOBAL OPERATIONS SUBJECT IT TO RISKS RELATED TO CURRENCY RATE FLUCTUATIONS AND GEOPOLITICAL UNCERTAINTY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     The Company has operations in different countries throughout the world and, therefore, is subject to the risks associated with currency fluctuations. Subsequent to the Hardy Acquisition, the Company's exposure to foreign currency risk has increased significantly as a result of having additional international operations in Australia, New Zealand and the United Kingdom. The Company could experience changes in its ability to obtain or hedge against fluctuations in exchange rates. The Company could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on the Company's results of operations, especially to the extent these matters, or the decisions, policies or economic strength of the Company's suppliers, affect the Company's global operations.

THE COMPANY HAS A MATERIAL AMOUNT OF GOODWILL, AND IF THE COMPANY IS REQUIRED TO WRITE-DOWN GOODWILL, IT WOULD REDUCE THE COMPANY'S NET INCOME, WHICH IN TURN COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     As of February 29, 2004, goodwill represented approximately $1,540.6 million, or 27.7% of the Company's total assets. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. The Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," in its entirety, on March 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but instead is subject to a periodic impairment evaluation based on the fair value of the reporting unit. Reductions in the Company's net income caused by a write-down of goodwill could materially and adversely affect the Company's results of operations.

THE TERMINATION OR NON-RENEWAL OF IMPORTED BEER DISTRIBUTION AGREEMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products and are subject to renewal from time to time. The Company's agreement to distribute Corona Extra and its other Mexican beer brands in 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain personnel and other terms of the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or its subsidiaries involved in importing the Mexican beer brands, or changes in the chief executive officer of such subsidiaries, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier's consent to such changes may not be unreasonably withheld. Prior to their expiration, all of the Company's imported beer distribution agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes that it is currently in compliance with all of its material imported beer distribution agreements. From time to time the Company has failed, and may in the future fail, to satisfy certain performance criteria in the Company's distribution agreements. It is possible that the Company's beer distribution agreements may not be renewed or may be terminated prior to expiration.

THE COMPANY'S FINANCIAL STATEMENTS FOR THE THREE FISCAL YEARS ENDED FEBRUARY 28, 2002, WERE AUDITED BY ARTHUR ANDERSEN LLP.

     The Company's consolidated financial statements for the three fiscal years ended February 28, 2002, were audited by Arthur Andersen LLP, independent public accountants.

     On August 31, 2002, Arthur Andersen LLP ceased to practice before the SEC. Therefore, Arthur Andersen LLP did not participate in the preparation of this Annual Report on Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of a copy of its previously issued audit report in this Form 10-K. As a result, holders of the Company's securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by holders of the Company's securities that might arise under federal securities laws or otherwise with respect to the audit report of Arthur Andersen LLP.

                           --------------------------


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------   ----------------------------------------------------------

     The Company, as a result of its global operating and financing activities, is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. To manage the volatility relating to these risks, the Company periodically enters into derivative transactions including foreign currency exchange contracts and interest rate swap agreements. The Company uses derivative instruments solely to reduce the financial impact of these risks and does not use derivative instruments for trading purposes.

     Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of February 29, 2004, the Company had exposures to foreign currency risk primarily related to the Australian Dollar, Euro, New Zealand Dollar, British Pound Sterling, Canadian Dollar and Mexican Peso.

     As of February 29, 2004, and February 28, 2003, the Company had outstanding derivative contracts with a notional value of $735.8 million and $11.6 million, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the U.S. dollar had been 10% weaker as of February 29, 2004, and February 28, 2003, the fair value of open foreign exchange contracts would have been increased by $6.8 million and $2.4 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses.

     The fair value of fixed rate debt is subject to interest rate risk. The fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate debt, including current maturities, was $1,274.8 million and $1,138.3 million as of February 29, 2004, and February 28, 2003, respectively. A hypothetical 1% increase from prevailing interest rates as of February 29, 2004, and February 28, 2003, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $52.9 million and $53.1 million, respectively.

     In addition to the $1.3 billion fair value of fixed rate debt outstanding, the Company also had variable rate debt outstanding (primarily LIBOR based) as of February 29, 2004, and February 28, 2003, of $860.0 million and $147.4 million, respectively. A hypothetical 1% increase from prevailing interest rates as of February 29, 2004, and February 28, 2003, would result in an increase in cash required for interest payments on variable interest rate debt during the next five fiscal years as follows:

                        February 29,     February 28,
                            2004             2003
                        ------------     ------------
                2004    $7.4 million     $1.1 million
                2005    $8.3 million     $0.3 million
                2006    $7.3 million     $ -
                2007    $5.9 million     $ -
                2008    $3.9 million     $ -
                2009    $1.4 million     $ -

     The Company has on occasion entered into interest rate swap agreements to reduce its exposure to interest rate changes relative to its variable rate debt. As of February 29, 2004, and February 28, 2003, the Company had no interest rate swap agreements outstanding.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------


                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                FEBRUARY 29, 2004
                                -----------------



The following information is presented in this Annual Report on Form 10-K:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants - KPMG LLP                          41
Report of Independent Public Accountants - Arthur Andersen LLP               43
Consolidated Balance Sheets - February 29, 2004, and February 28, 2003       44
Consolidated Statements of Income for the years ended February 29, 2004,
  February 28, 2003, and February 28, 2002                                   45
Consolidated Statements of Changes in Stockholders' Equity for the years
  ended February 29, 2004, February 28, 2003, and February 28, 2002          46
Consolidated Statements of Cash Flows for the years ended
  February 29, 2004, February 28, 2003, and February 28, 2002                47
Notes to Consolidated Financial Statements                                   48
Selected Quarterly Financial Information (unaudited)                         90


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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The February 28, 2002 consolidated statements of income, stockholders' equity and cash flows of Constellation Brands, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revisions described in Notes 1, 2, 5, 11 and 22 to the consolidated financial statements, in their report dated April 9, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As  discussed  above,  the  accompanying   consolidated  statements  of  income,
stockholders' equity and cash flows of Constellation Brands, Inc. and subsidiaries for the year ended February 28, 2002 were audited by other auditors who have ceased operations. As described in Note 5, the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of March 1, 2002. In our opinion, these disclosures for 2002 in Note 5 are appropriate. Additionally, as described in Note 2, the consolidated statement of income for the year ended
February 28, 2002 has been revised to reflect reclassifications of certain consumer and trade promotional expenses as required by Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-9), which was also adopted by the Company as of March 1, 2002; as described in Notes 2 and 11, the consolidated statement of income and disclosure for income taxes for the year ended February 28, 2002 have been revised to reflect the reclassification of the extraordinary loss, net of income taxes, related to the extinguishment of debt by increasing selling, general and administrative expenses and adjusting the provision for income taxes as required by Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (FASB No. 145), which was fully adopted by the Company as of March 1, 2003; as described in Note 1, the proforma disclosures of net income and earnings per common share related to stock-based compensation for the year ended February 28, 2002 have been adjusted from the amounts originally reported; and as described in Note 22, the Company changed the composition of its reportable segments, and the amounts in the 2002 consolidated financial statements relating to reportable segments have been restated to conform to the current composition of reportable segments. We audited the adjustments that were applied to restate the 2002 consolidated financial statements for the adoption of EITF 01-9 and FASB No. 145, to restate the disclosure of amounts of pro forma net income and earnings per share related to stock-based compensation for the year ended
February 28, 2002 and to restate the disclosures for reportable segments reflected in the 2002 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the February 28, 2002 consolidated statements of income, stockholders' equity and cash flows of Constellation Brands, Inc. and subsidiaries, other than with respect to such disclosures and adjustments; accordingly, we do not express an opinion or any other form of assurance on the February 28, 2002 consolidated financial statements taken as a whole.

                                  /s/ KPMG LLP

Rochester, New York
April 7, 2004

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. AS DESCRIBED IN NOTE 2 TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, IN THE YEAR ENDED FEBRUARY 28, 2003, THE COMPANY ADOPTED THE PROVISIONS OF EMERGING ISSUES TASK FORCE ISSUE NO. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER, WHICH REQUIRED RECLASSIFICATION OF CERTAIN CONSUMER AND TRADE PROMOTIONAL EXPENSES IN CONSOLIDATED STATEMENTS OF INCOME FOR THE YEAR ENDED FEBRUARY 28, 2002. ALSO, IN THE YEAR ENDED FEBRUARY 28, 2003, THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS NO.
142).  INCLUDED  IN  NOTE  5  ARE  TRANSITIONAL  DISCLOSURES  FOR THE YEAR ENDED
FEBRUARY 28, 2002 THAT ARE REQUIRED BY SFAS NO. 142. IN THE YEAR ENDED FEBRUARY 29, 2004, THE COMPANY ADOPTED THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, WHICH REQUIRES THE RECLASSIFICATION OF THE EXTRAORDINARY LOSS RELATED TO THE EXTINGUISHMENT OF DEBT RECORDED IN THE YEAR ENDED FEBRUARY 28, 2002, BY INCREASING SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND DECREASING THE PROVISION FOR INCOME TAXES. NOTES 2 AND 11 REFLECT THE ADJUSTMENTS TO THE CONSOLIDATED STATEMENT OF INCOME AND DISCLOSURE FOR INCOME TAXES FOR THE YEAR ENDED FEBRUARY 28, 2002. ALSO, AS DESCRIBED IN NOTE 1 TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, IN THE YEAR ENDED FEBRUARY 28, 2003, THE COMPANY ADJUSTED THE PRO FORMA DISCLOSURE OF NET INCOME AND EARNINGS PER COMMON SHARE RELATED TO STOCK-BASED COMPENSATION FOR THE YEAR ENDED FEBRUARY 28, 2002 FROM THE AMOUNTS ORIGINALLY REPORTED. LASTLY, AS DESCRIBED IN NOTE 22 TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, IN THE YEAR ENDED FEBRUARY 29, 2004, THE COMPANY CHANGED THE COMPOSITION OF ITS REPORTABLE SEGMENTS. AMOUNTS FOR THE YEAR ENDED FEBRUARY 28, 2002, HAVE BEEN RESTATED TO CONFORM TO THE CURRENT COMPOSITION OF REPORTABLE SEGMENTS. THE ARTHUR ANDERSEN LLP REPORT DOES NOT EXTEND TO THESE CHANGES IN THE 2002 CONSOLIDATED FINANCIAL STATEMENTS. THE TRANSITIONAL DISCLOSURES IN AND THE ADJUSTMENTS TO THE FISCAL 2002 CONSOLIDATED FINANCIAL STATEMENTS WERE REPORTED ON BY KPMG LLP AS STATED IN THEIR REPORT APPEARING HEREIN.



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

                                          /s/  Arthur Andersen LLP


Rochester, New York
April 9, 2002


                       CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share and per share data)

                                                           February 29,      February 28,
                                                               2004              2003
                                                           ------------      ------------
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash and cash investments                                $     37,136      $     13,810
  Accounts receivable, net                                      635,910           399,095
  Inventories, net                                            1,261,378           819,912
  Prepaid expenses and other                                    137,047            97,284
                                                           ------------      ------------
    Total current assets                                      2,071,471         1,330,101
PROPERTY, PLANT AND EQUIPMENT, net                            1,097,362           602,469
GOODWILL                                                      1,540,637           722,223
INTANGIBLE ASSETS, net                                          744,978           382,428
OTHER ASSETS                                                    104,225           159,109
                                                           ------------      ------------
  Total assets                                             $  5,558,673      $  3,196,330
                                                           ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                   $      1,792      $      2,623
  Current maturities of long-term debt                          267,245            71,264
  Accounts payable                                              270,291           171,073
  Accrued excise taxes                                           48,465            36,421
  Other accrued expenses and liabilities                        442,009           303,827
                                                           ------------      ------------
    Total current liabilities                                 1,029,802           585,208
                                                           ------------      ------------
LONG-TERM DEBT, less current maturities                       1,778,853         1,191,631
                                                           ------------      ------------
DEFERRED INCOME TAXES                                           187,410           145,239
                                                           -----------       ------------
OTHER LIABILITIES                                               184,989            99,268
                                                           ------------      ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, 170,500 shares at February 29, 2004, and
    none at February 28, 2003 (Aggregate liquidation
    preference of $172,951 at February 29, 2004)                      2              -
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 97,150,219 shares at February 29, 2004,
    and 81,435,135 shares at February 28, 2003                      971               814
  Class B Convertible Common Stock, $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,564,630 shares at February 29, 2004,
    and 14,578,490 shares at February 28, 2003                      146               146
  Additional paid-in capital                                  1,024,048           469,724
  Retained earnings                                           1,010,193           795,525
  Accumulated other comprehensive income (loss)                 372,302           (59,257)
                                                           ------------      ------------
                                                              2,407,662         1,206,952
                                                           ------------      ------------
  Less-Treasury stock-
  Class A Common Stock, 2,583,608 shares at
    February 29, 2004, and 2,749,384 shares at
    February 28, 2003, at cost                                  (27,786)          (29,610)
  Class B Convertible Common Stock, 2,502,900 shares
    at February 29, 2004, and February 28, 2003, at cost         (2,207)           (2,207)
                                                           ------------      ------------
                                                                (29,993)          (31,817)
                                                           ------------      ------------
  Less-Unearned compensation-restricted stock awards                (50)             (151)
                                                           ------------      ------------
    Total stockholders' equity                                2,377,619         1,174,984
                                                           ------------      ------------
  Total liabilities and stockholders' equity               $  5,558,673      $  3,196,330
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


                             CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except per share data)

                                                                     For the Years Ended
                                                        -----------------------------------------------
                                                         February 29,    February 28,     February 28,
                                                             2004            2003             2002
                                                        -------------   --------------   --------------
SALES                                                   $   4,469,270   $    3,583,082   $    3,420,213
  Less - Excise taxes                                        (916,841)        (851,470)        (813,455)
                                                        -------------   --------------   --------------
    Net sales                                               3,552,429        2,731,612        2,606,758
COST OF PRODUCT SOLD                                       (2,576,641)      (1,970,897)      (1,911,598)
                                                        -------------   --------------   --------------
    Gross profit                                              975,788          760,715          695,160
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 (457,277)        (350,993)        (355,269)
RESTRUCTURING AND RELATED CHARGES                             (31,154)          (4,764)            -
                                                        -------------   --------------   --------------
    Operating income                                          487,357          404,958          339,891
GAIN ON CHANGE IN FAIR VALUE OF
  DERIVATIVE INSTRUMENTS                                        1,181           23,129             -
EQUITY IN EARNINGS OF JOINT VENTURE                               542           12,236            1,667
INTEREST EXPENSE, net                                        (144,683)        (105,387)        (114,189)
                                                        -------------   --------------   --------------
    Income before income taxes                                344,397          334,936          227,369
PROVISION FOR INCOME TAXES                                   (123,983)        (131,630)         (90,948)
                                                        -------------   --------------   --------------
NET INCOME                                                    220,414          203,306          136,421
  Dividends on preferred stock                                 (5,746)            -                -
                                                        -------------   --------------   --------------
INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                          $     214,668   $      203,306   $      136,421
                                                        =============   ==============   ==============


SHARE DATA:
Earnings per common share:
  Basic                                                 $        2.13   $         2.26   $         1.60
                                                        =============   ==============   ==============
  Diluted                                               $        2.06   $         2.19   $         1.55
                                                        =============   ==============   ==============

Weighted average common shares outstanding:
  Basic                                                       100,702           89,856           85,505
  Diluted                                                     106,948           92,746           87,825


SUPPLEMENTAL DATA RESTATED FOR
  EFFECT OF SFAS NO. 142:
    Adjusted operating income                           $     487,357   $      404,958   $      367,190
                                                        =============   ==============   ==============
    Adjusted net income                                 $     220,414   $      203,306   $      155,367
                                                        =============   ==============   ==============
    Adjusted income available to common stockholders    $     214,668   $      203,306   $      155,367
                                                        =============   ==============   ==============

    Adjusted earnings per common share:
      Basic                                             $        2.13   $         2.26   $         1.82
                                                        =============   ==============   ==============
      Diluted                                           $        2.06   $         2.19   $         1.77
                                                        =============   ==============   ==============

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

                                          CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (in thousands, except share data)

                                                                              Accumulated
                                      Common Stock    Additional                 Other
                         Preferred  ----------------   Paid-in    Retained   Comprehensive   Treasury     Unearned
                           Stock    Class A  Class B   Capital    Earnings       Loss          Stock    Compensation    Total
                         ---------  -------  -------  ----------  ---------  -------------   --------   ------------  ----------

BALANCE, February 28,
  2001                   $    -     $   749  $   148  $  267,206  $ 455,798  $     (26,004)  $(81,478)  $       (151) $  616,268
Comprehensive income:
  Net income for
    Fiscal 2002               -        -        -           -       136,421           -          -              -        136,421
  Other comprehensive
  (loss) income, net
  of tax:
    Foreign currency
      translation
      adjustments             -        -        -           -          -            (9,239)      -              -         (9,239)
    Unrealized gain on
      cash flow hedges:
      Net derivative
        gains, net of
        tax effect
        of $105               -        -        -           -          -               212       -              -            212
      Reclassification
        adjustments,
        net of tax
        effect of $92         -        -        -           -          -              (191)      -              -           (191)
                                                                                                                      ----------
    Unrealized gain on
      cash flow hedges                                                                                                        21
                                                                                                                      ----------
  Other comprehensive
    loss, net of tax                                                                                                      (9,218)
                                                                                                                      ----------
Comprehensive income                                                                                                     127,203
Conversion of 196,798
  Class B Convertible
  Common shares to
  Class A Common shares       -           2       (2)       -          -              -          -              -           -
Exercise of 4,234,440
  Class A stock options       -          42     -         45,602       -              -          -              -         45,644
Employee stock
  purchases of 120,674
  treasury shares             -        -        -            639       -              -         1,347           -          1,986
Amortization of
  unearned restricted
  stock compensation          -        -        -           -          -              -          -               101         101
Issuance of 9,385,000
  treasury shares, net
  of fees                     -        -        -        104,714       -              -        46,765           -        151,479
Tax benefit on Class A
  stock options
  exercised                   -        -        -         12,836       -              -          -              -         12,836
Tax benefit on
  disposition of
  employee stock
  purchases                   -        -        -             65       -              -          -              -             65
Other                         -        -        -            154       -              -          -              -            154
                         ---------  -------  -------  ----------  ---------  -------------   --------   ------------  ----------

BALANCE, February 28,
  2002                        -         793      146     431,216    592,219        (35,222)   (33,366)           (50)    955,736
Comprehensive income:
  Net income for
    Fiscal 2003               -        -        -           -       203,306           -          -              -        203,306
  Other comprehensive
  (loss) income, net
  of tax:
    Foreign currency
      translation
      adjustments,
      net of tax
      effect of
      $6,254                  -        -        -           -          -            18,521       -              -         18,521
    Reclassification
      adjustments for
      net derivative
      gains, net of
      tax effect on $13       -        -        -           -          -               (21)      -              -            (21)
    Minimum pension
      liability
      adjustment, net
      of tax effect
      of $18,681              -        -        -           -          -           (42,535)      -              -        (42,535)
                                                                                                                      ----------
  Other comprehensive
    loss, net of tax                                                                                                     (24,035)
                                                                                                                      ----------
Comprehensive income                                                                                                     179,271
Conversion of 29,900
  Class B Convertible
  Common shares to
  Class A Common
  shares                      -        -        -           -          -              -          -              -           -
Exercise of 2,096,061
  Class A stock options       -          21     -         28,148       -              -          -              -         28,169
Employee stock
  purchases of 139,062
  treasury shares             -        -        -          1,410       -              -         1,475           -          2,885
Issuance of 7,080
  restricted Class A
  Common shares               -        -        -            127       -              -            74           (201)       -
Amortization of
  unearned restricted
  stock compensation          -        -        -           -          -              -          -               100         100
Tax benefit on Class A
  stock options
  exercised                   -        -        -          8,440       -              -          -              -          8,440
Tax benefit on
  disposition of
  employee stock
  purchases                   -        -        -             74       -              -          -              -             74
Other                         -        -        -            309       -              -          -              -            309
                         ---------  -------  -------  ----------  ---------  -------------   --------   ------------  ----------

BALANCE, February 28,
  2003                        -         814      146     469,724    795,525        (59,257)   (31,817)          (151)  1,174,984
Comprehensive income:
  Net income for
    Fiscal 2004               -        -        -           -       220,414           -          -              -        220,414
  Other comprehensive
  income (loss),
  net of tax:
    Foreign currency
      translation
      adjustments,
      net of tax effect
      of $6,254               -        -        -           -          -           410,686       -              -        410,686
    Unrealized gain on
      cash flow hedges:
      Net derivative
        gains, net of
        tax effect
        of $15,714            -        -        -           -          -            38,199       -              -         38,199
      Reclassification
        adjustments,
        met of tax
        effect of $507        -        -        -           -          -            (1,250)      -              -         (1,250)
                                                                                                                      ----------
    Unrealized gain on
      cash flow hedges                                                                                                    36,949
                                                                                                                      ----------
    Unrealized loss on
      marketable equity
      securities, net
      of tax effect
      of $185                 -        -        -           -          -              (432)      -              -           (432)
    Minimum pension
      liability
      adjustment, net
      of tax effect
      of $6,888               -        -        -           -          -           (15,644)      -              -        (15,644)
                                                                                                                      ----------
  Other comprehensive
    income, net of tax                                                                                                   431,559
                                                                                                                      ----------
Comprehensive income                                                                                                     651,973
Conversion of 13,860
  Class B Convertible
  Common shares to
  Class A Common shares       -        -        -           -          -              -          -              -           -
Exercise of 2,612,311
  Class A stock options       -          26     -         36,209       -              -          -              -         36,235
Employee stock
  purchases of 165,776
  treasury shares             -        -        -          1,658       -              -         1,824           -          3,482
Issuance of 9,800,000
  Class A Common Shares       -          98     -        261,118       -              -          -              -        261,216
Issuance of 170,500
  Preferred Shares               2     -        -        164,868       -              -          -              -        164,870
Dividend on Preferred
  Shares                      -        -        -           -        (5,746)          -          -              -         (5,746)
Issuance of 3,288,913
  Class A Common
  Shares in
  connection with
  Hardy Acquisition           -          33     -         77,210       -              -          -              -         77,243
Amortization of
  unearned restricted
  stock compensation          -        -        -           -          -              -          -               101         101
Tax benefit on Class A
  stock options
  exercised                   -        -        -         13,029       -              -          -              -         13,029
Tax benefit on
  disposition of
  employee stock
  purchases                   -        -        -             82       -              -          -              -             82
Other                         -        -        -            150       -              -          -              -            150
                         ---------  -------  -------  ----------  ---------  -------------   --------   ------------  ----------

BALANCE, February 29,
  2004                   $       2  $   971  $   146  $1,024,048  $1,010,193 $     372,302   $(29,993)  $        (50) $2,377,619
                         =========  =======  =======  ==========  ========== =============   ========   ============  ==========

             The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)

                                                                               For the Years Ended
                                                                    ------------------------------------------
                                                                    February 29,   February 28,   February 28,
                                                                        2004           2003           2002
                                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    220,414   $    203,306   $    136,421

  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation of property, plant and equipment                       80,079         54,147         51,873
      Deferred tax provision                                              31,398         21,050          3,675
      Amortization of goodwill and intangible assets                      21,875          5,942         33,531
      Loss on sale of assets and restructuring charges                     5,127          7,263            324
      Loss on extinguishment of debt                                         800           -             2,590
      Stock-based compensation expense                                       233            100            101
      Amortization of discount on long-term debt                              93             60            516
      Gain on change in fair value of derivative instrument               (1,181)       (23,129)          -
      Equity in earnings of joint venture                                   (542)       (12,236)        (1,667)
      Change in operating assets and liabilities, net of effects from purchases of businesses:
          Accounts receivable, net                                       (63,036)         6,164        (44,804)
          Inventories, net                                                96,051        (40,676)       (19,130)
          Prepaid expenses and other current assets                        2,192        (11,612)           566
          Accounts payable                                               (61,647)        10,135         19,069
          Accrued excise taxes                                             7,658        (25,029)         4,502
          Other accrued expenses and liabilities                          11,417         42,882         29,960
          Other assets and liabilities, net                              (10,624)        (2,314)        (4,228)
                                                                    ------------   ------------   ------------
            Total adjustments                                            119,893         32,747         76,878
                                                                    ------------   ------------   ------------
            Net cash provided by operating activities                    340,307        236,053        213,299
                                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                       (1,069,470)          -          (472,832)
  Purchases of property, plant and equipment                            (105,094)       (71,575)       (71,148)
  Payment of accrued earn-out amount                                      (2,035)        (1,674)          -
  Proceeds from sale of assets                                            13,449          1,288         35,815
  Proceeds from sale of business                                           3,814           -              -
  Proceeds from sale of marketable equity securities                         849           -              -
  Investment in joint venture                                               -              -           (77,282)
                                                                    ------------   ------------   ------------
            Net cash used in investing activities                     (1,158,487)       (71,961)      (585,447)
                                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             1,600,000         10,000        252,539
  Proceeds from equity offerings, net of fees                            426,086           -           151,479
  Exercise of employee stock options                                      36,017         28,706         45,027
  Proceeds from employee stock purchases                                   3,481          2,885          1,986
  Principal payments of long-term debt                                (1,282,274)      (151,134)      (260,982)
  Payment of issuance costs of long-term debt                            (33,748)           (20)        (4,537)
  Payment of dividends                                                    (3,295)          -              -
  Net (repayment of) proceeds from notes payable                          (1,113)       (51,921)        51,403
                                                                    ------------   ------------   ------------
            Net cash provided by (used in) financing activities          745,154       (161,484)       236,915
                                                                    ------------   ------------   ------------

Effect of exchange rate changes on cash and cash investments              96,352          2,241         (1,478)
                                                                    ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                      23,326          4,849       (136,711)
CASH AND CASH INVESTMENTS, beginning of year                              13,810          8,961        145,672
                                                                    ------------   ------------   ------------
CASH AND CASH INVESTMENTS, end of year                              $     37,136   $     13,810   $      8,961
                                                                    ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                        $    137,359   $    103,161   $    122,121
                                                                    ============   ============   ============
    Income taxes                                                    $     76,990   $     67,187   $     75,054
                                                                    ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired          $  1,776,064   $       -      $    617,487
    Liabilities assumed                                                 (621,578)          -          (138,913)
                                                                    ------------   ------------   ------------
    Net assets acquired                                                1,154,486           -           478,574
    Less - stock issuance                                                (77,243)          -              -
    Less - direct acquisition costs accrued or previously paid            (5,939)          -              -
    Less - cash acquired                                                  (1,834)          -            (5,742)
                                                                    ------------   ------------   ------------
    Net cash paid for purchases of businesses                       $  1,069,470   $       -      $    472,832
                                                                    ============   ============   ============

    Property, plant and equipment contributed to joint venture      $       -      $       -      $     30,020
                                                                    ============   ============   ============

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     DESCRIPTION OF BUSINESS -
     Constellation Brands, Inc. and its subsidiaries (the "Company") operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, spirits and imported beer categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States ("U.S."); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom ("U.K."). In North America, the Company distributes its products through wholesale distributors. In Australia, the Company distributes its products directly to off-premise accounts, such as major retail chains, on-premise accounts, such as hotels and restaurants, and large wholesalers. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers. Through the Company's U.K. wholesale business, the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants.

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

     REVENUE RECOGNITION -
     Sales are recognized when title passes to the customer, which is generally when the product is shipped. Amounts billed to customers for shipping and handling are classified as sales. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates.

     COST OF PRODUCT SOLD -
     The types of costs included in cost of product sold are raw materials, packaging materials, manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs). Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -
     The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company's selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 29, 2004 and February 28, 2003, were not material. Advertising expense for the years ended February 29, 2004, February 28, 2003, and February 28, 2002, was $116.1 million, $89.6 million and $87.0 million, respectively.

     FOREIGN CURRENCY TRANSLATION -
     The "functional currency" for translating the accounts of the Company's operations outside the U.S. is the local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI"). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses in the Company's Consolidated Statements of Income. The Company engages in foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries. Aggregate foreign currency transaction gains were $16.6 million in Fiscal 2004. Aggregate foreign currency transaction gains were not material in Fiscal 2003 and Fiscal 2002.

     CASH INVESTMENTS -
     Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 29, 2004, and February 28, 2003, are not significant.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -
     The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $17.2 million and $13.8 million as of February 29, 2004, and February 28, 2003, respectively.

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

     The carrying amount and estimated fair value of the Company's financial instruments are summarized as follows:


                                February  29,  2004        February  28,  2003
                             ------------------------   ------------------------
                               Carrying      Fair         Carrying      Fair
                                Amount       Value         Amount       Value
                             -----------  -----------   -----------  -----------
(in  thousands)
Assets:
-------
Cash and cash investments    $    37,136  $    37,136   $    13,810  $    13,810
Accounts receivable          $   635,910  $   635,910   $   399,095  $   399,095
Investment in marketable
  equity securities          $    14,945  $    14,945   $      -     $      -
Currency forward contracts   $    69,993  $    69,993   $    23,573  $    23,573

Liabilities:
------------
Notes payable to banks       $     1,792  $     1,792   $     2,623  $     2,623
Accounts payable             $   270,291  $   270,291   $   171,073  $   171,073
Long-term debt, including
  current portion            $ 2,046,098  $ 2,181,782   $ 1,262,895  $ 1,307,976
Currency forward contracts   $     1,839  $     1,839   $      -     $      -

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     CASH AND CASH INVESTMENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: The carrying amounts approximate fair value due to the short maturity of these instruments.
     INVESTMENT IN MARKETABLE EQUITY SECURITIES: The fair value is estimated based on quoted market prices.
     CURRENCY FORWARD CONTRACTS: The fair value is estimated based on quoted market prices.
     NOTES PAYABLE TO BANKS: These instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
     LONG-TERM DEBT: The senior credit facility is subject to variable interest rates which are frequently reset; accordingly, the carrying value of this debt approximates its fair value. The fair value of the remaining long-term debt, which is all fixed rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.

     DERIVATIVE INSTRUMENTS -
     As a multinational company, the Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect the Company's results of operations and financial condition. Accordingly, the Company's results of operations are exposed to some volatility, which is minimized or eliminated whenever possible. The amount of volatility realized will vary based upon the effectiveness and level of derivative instruments outstanding during a particular period of time, as well as the currency and interest rate market movements during that same period.

     The Company enters into derivative instruments, including interest rate swaps, foreign currency forwards, and/or purchased foreign currency options to manage interest rate and foreign currency risks. In accordance with Statement of Financial Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative
Instruments and Hedging Activities", as amended, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the Company's derivative instruments change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. The Company's derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities. As of February 29, 2004, and February 28, 2003, the Company did not have any interest rate swap agreements outstanding. As of February 29, 2004, and February 28, 2003, the Company had foreign exchange contracts outstanding with a notional value of $735.8 million and $11.6 million, respectively.

     To qualify for hedge accounting under SFAS No. 133, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures.

     Certain of the Company's derivative instruments do not qualify for SFAS No. 133 hedge accounting treatment; for others, the Company does not maintain the required documentation to apply hedge accounting treatment. In both of these instances, the mark to fair value is reported currently through earnings. Furthermore, when it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (1) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     CASH FLOW HEDGES:
     The Company is exposed to fluctuations in foreign currency cash flows related primarily to sales to third parties, intercompany sales, available for sale securities and intercompany loans and interest payments. Forward and option contracts are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates. Derivatives used to manage cash flow exposures generally mature within 24 months or less, with a maximum maturity of five years.

     The Company records the fair value of its foreign exchange contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the related gain or loss on those contracts deferred in stockholders' equity (as a component of AOCI). These deferred gains or losses are recognized in the Company's Consolidated Statement of Income in the same period in which the underlying hedged items are recognized, and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be perfectly effective in offsetting the change in the value of the hedged item, the amount related to the ineffective portion of this derivative instrument is immediately recognized in the Company's Consolidated Statement of Income.

     The Company expects $14.1 million of net gains to be reclassified from AOCI to earnings within the next 12 months. The amount of hedge ineffectiveness associated with the Company's designated cash flow hedge instruments recognized in the Company's Consolidated Statements of Income during the years ended February 29, 2004, February 28, 2003, and February 28, 2002, was immaterial. All components of the Company's derivative instruments' gains or losses are included in the assessment of hedge effectiveness. In addition, the amount of net gains reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period was immaterial for the years ended February 29, 2004, February 28, 2003, and February 28, 2002.

     FAIR VALUE HEDGES:
     Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items.

     The Company is exposed to fluctuations in the value of foreign currency denominated receivables and payables, foreign currency investments, primarily consisting of loans to subsidiaries and cash flows related primarily to repatriation of those loans/investments. Forward contracts, generally less than 12 months in duration, are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates. Gains and losses on the derivative instruments used to hedge the foreign exchange volatility associated with foreign currency dominated receivables and payables is recorded within selling, general and administrative expenses.

     The amount of hedge ineffectiveness associated with the Company's designated fair value hedge instruments recognized in the Company's Consolidated Statements of Income during the years ended February 29, 2004, February 28, 2003, and February 28, 2002, was immaterial. All components of the Company's derivative instruments' gains or losses are included in the assessment of hedge effectiveness. There were no gains or losses recognized in earnings resulting from a hedged firm commitment no longer qualifying as a fair value hedge.

     NET INVESTMENT HEDGES:
     Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures resulting from its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Gains and losses on these instruments are recorded as foreign currency translation adjustment in AOCI. Currently, the Company has designated the Sterling Senior Notes and the Sterling Series C Senior Notes (as defined in Note 10) totaling (pound) 155.0 million aggregate principal amount as a hedge against the net investment in the Company's U.K. subsidiary. For the years ended February 29, 2004, February 28, 2003, and February 28, 2002, net (losses) gains of ($45.9) million, ($24.0) million, and $4.4 million, respectively, are included in foreign currency translation adjustments within AOCI.

     COUNTERPARTY CREDIT RISK:
     Counterparty risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with our counterparties that allow netting of certain exposures in order to manage this risk. All of the Company's counterpart exposures are with counterparts that have investment grade ratings. The Company has procedures to monitor the credit exposure for both mark to market and future potential exposures.

     INVENTORIES -
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:


                              February 29,   February 28,
                                  2004           2003
                              ------------   ------------
(in thousands)
Raw materials and supplies    $     49,633   $     26,472
In-process inventories             803,200        534,073
Finished case goods                408,545        259,367
                              ------------   ------------
                              $  1,261,378   $    819,912
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

     DEPRECIATION -
     Depreciation is computed primarily using the straight-line method over the following estimated useful lives:


                              Depreciable Life in Years
                              -------------------------
Land improvements                     15 to 32
Vineyards                                26
Buildings and improvements            10 to 44
Machinery and equipment                3 to 35
Motor vehicles                         3 to 7

     GOODWILL AND OTHER INTANGIBLE ASSETS -
     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Additionally, in the year of adoption, a transitional impairment test is also required. The Company uses December 31 as its annual impairment test measurement date. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are also subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company's trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which did not require modification as a result of adopting SFAS No. 142. Nonamortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142 and amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144 (as defined below). Note 6 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts. No instances of impairment were noted on the Company's goodwill and other intangible assets for the years ended February 29, 2004, February 28, 2003, and February 28, 2002.

     OTHER ASSETS -
     Other assets include the following: (i) deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (ii) derivative assets which are stated at fair value (see discussion above); (iii) investments in marketable securities which are stated at fair value (see Note 7); and (iv) investments in joint ventures which are carried under the equity method of accounting (see Note 8).

     LONG-LIVED ASSETS IMPAIRMENT -
     Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

     Pursuant to this policy and in connection with the restructuring plan of the Constellation Wines segment (see Note 20), the Company recorded losses of $2.1 million on the disposal of certain property, plant and equipment in Fiscal 2004. These losses are included in restructuring and related charges on the Company's Consolidated Statements of Income as they are part of the restructuring plan.

     In Fiscal 2003, the Company recorded an asset impairment charge of $4.8 million in connection with two of the production facilities disposed of in Fiscal 2004 under the Constellation Wines segment's restructuring plan. One of the facilities, which was held and used prior to its sale in the fourth quarter of Fiscal 2004, was written down to its appraised value and comprised most of the impairment charge. The other facility, which was held for sale in Fiscal 2004, was written down to a value based on the Company's estimate of salvage value. These assets were sold in the second quarter of Fiscal 2004. This impairment charge is included in restructuring and related charges on the Company's Consolidated Statements of Income since it is part of the realignment of its business operations. The impaired assets consist primarily of buildings, machinery and equipment located at the two production facilities. The charge resulted from the determination that the assets' undiscounted future cash flows were less than their carrying values.

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

     ENVIRONMENTAL -
     Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. Liabilities for environmental costs were not material at February 29, 2004, and February 28, 2003.

     EARNINGS PER COMMON SHARE -
     Basic earnings per common share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Convertible Common Stock. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and assumes the conversion of Preferred Stock (see Note 16) using the "if converted" method.

     STOCK-BASED EMPLOYEE COMPENSATION PLANS -
     As of February 29, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note 16. The Company applies the intrinsic value method described in Accounting Principles Board
Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended. Options granted under the Company's plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company's stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                     For the Years Ended
                                          ------------------------------------------
                                          February 29,   February 28,   February 28,
                                              2004           2003           2002
                                          ------------   ------------   ------------
(in thousands, except per share data)
Net income, as reported                   $    220,414   $    203,306   $    136,421
Add: Stock-based employee
  compensation expense included in
  reported net income, net of related
  tax effects                                      160            248            153
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects       (16,582)       (13,695)       (25,609)
                                          ------------   ------------   ------------
Pro forma net income                      $    203,992   $    189,859   $    110,965
                                          ============   ============   ============

Earnings per common share:
  Basic--as reported                      $       2.13   $       2.26   $       1.60
  Basic--pro forma                        $       1.97   $       2.11   $       1.30

  Diluted--as reported                    $       2.06   $       2.19   $       1.55
  Diluted--pro forma                      $       1.90   $       2.03   $       1.25

     As reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2003, pro forma net income for the year ended February 28, 2002, was adjusted from the amount originally reported to properly reflect the increased expense, net of income tax benefits, primarily attributable to the accelerated vesting of certain options during Fiscal 2002. The accelerated vesting was attributable to the attainment of preexisting performance rights set forth in the stock option grants. The impact of the accelerated vesting was not reflected in the Fiscal 2002 amount originally reported. The pro forma net income amount reflected above for Fiscal 2002 was reduced by $12.9 million for this matter. Basic pro forma earnings per common share and diluted pro forma earnings per common share for Fiscal 2002 were reduced by $0.15 and $0.16, respectively.

2.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

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

     Effective March 1, 2003, the Company completed its adoption of Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Lastly, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of the provisions rescinding SFAS No. 4 resulted in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of Fiscal 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million). The adoption of the remaining provisions of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

     Effective March 1, 2003, the Company completed its adoption of Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for
Stock-Based  Compensation--Transition  and  Disclosure."  SFAS  No.  148  amends
Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Lastly, SFAS No. 148 amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company has adopted the disclosure provisions only of SFAS No. 148. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

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

     Also, as reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2003, effective March 1, 2002, the Company adopted EITF Issue No. 01-9 ("EITF No. 01-9"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which codified various issues related to certain promotional payments under EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-9 addresses the recognition, measurement and income statement classification of consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). EITF No. 01-9, among other things, requires that certain consideration given by a vendor to a customer be characterized as a reduction of revenue when recognized in the vendor's income statement. Prior to its adoption of EITF No. 01-9 effective March 1, 2002, the Company reported such costs as selling, general and administrative expenses. As a result of adopting EITF No. 01-9, the Company restated the amounts originally reported for net sales, cost of product sold, and selling, general and administrative expenses for the year ended February 28, 2002. Net sales were reduced by $213.8 million; cost of product sold was increased by $10.1 million; and selling, general and administrative expenses were reduced by $223.9 million. This reclassification did not affect operating income or net income.

3.   ACQUISITIONS:

     TURNER ROAD VINTNERS ASSETS ACQUISITION -
     On March 5, 2001, in an asset acquisition, the Company acquired several well-known premium wine brands, including Vendange, Nathanson Creek, Heritage, and Talus, working capital (primarily inventories), two wineries in California, and other related assets from Sebastiani Vineyards, Inc. and Tuolomne River Vintners Group (the "Turner Road Vintners Assets"). The purchase price of the Turner Road Vintners Assets, including direct acquisition costs, was $279.4 million. In addition, the Company assumed indebtedness of $9.4 million. The acquisition was financed by the proceeds from the sale of the February 2001 Senior Notes (as defined in Note 10) and revolving loan borrowings under the senior credit facility. The Turner Road Vintners Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill), $146.2 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Turner Road Vintners Assets are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     CORUS ASSETS ACQUISITION -
     On March 26, 2001, in an asset acquisition, the Company acquired certain wine brands, wineries, working capital (primarily inventories), and other related assets from Corus Brands, Inc. (the "Corus Assets"). In this acquisition, the Company acquired several well-known premium wine brands primarily sold in the northwestern United States, including Covey Run, Columbia, Ste. Chapelle and Alice White. The purchase price of the Corus Assets, including direct acquisition costs, was $48.9 million plus an earn-out over six years based on the performance of the brands. In addition, the Company assumed indebtedness of $3.0 million. As of February 29, 2004, the Company has paid an earn-out in the amount of $3.7 million. In connection with the transaction, the Company also entered into long-term grape supply agreements with affiliates of Corus Brands, Inc. covering more than 1,000 acres of Washington and Idaho vineyards. The acquisition was financed with revolving loan borrowings under the senior credit facility. The Corus Assets acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill), $48.5 million, is no longer being amortized, but is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The results of operations of the Corus Assets are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     RAVENSWOOD ACQUISITION -
     On July 2, 2001, the Company acquired all of the outstanding capital stock of Ravenswood Winery, Inc. (the "Ravenswood Acquisition"). The Ravenswood business produces, markets and sells super-premium and ultra-premium California wine, primarily under the Ravenswood brand name. The purchase price of the Ravenswood Acquisition, including direct acquisition costs, was $149.7 million. In addition, the Company assumed indebtedness of $2.8 million. The purchase price was financed with revolving loan borrowings under the senior credit facility. The Ravenswood Acquisition was accounted for using the purchase method; accordingly, the acquired net assets were recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill), $99.8 million, is not amortizable and is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Ravenswood Acquisition was consistent with the Company's strategy of further penetrating the higher gross profit margin super-premium and ultra-premium wine categories. The results of operations of the Ravenswood business are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the date of acquisition.

     The following table summarizes the fair values of the assets acquired and liabilities assumed in the Ravenswood Acquisition at July 2, 2001, as adjusted for the final appraisal:

                 (in thousands)
                 Current assets                    $    34,396
                 Property, plant and equipment          14,994
                 Goodwill                               99,756
                 Trademarks                             45,600
                 Other assets                               26
                                                   -----------
                   Total assets acquired               194,772
                                                   -----------

                 Current liabilities                    12,523
                 Long-term liabilities                  32,593
                                                   -----------
                   Total liabilities assumed            45,116
                                                   -----------

                 Net assets acquired               $   149,656
                                                   ===========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     HARDY ACQUISITION -
     On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy's outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Through this acquisition, the Company acquired Australia's largest wine producer with interests in wineries and vineyards in most of Australia's major wine regions as well as New Zealand and the United States. In addition, Hardy has significant marketing and sales operations in the United Kingdom.

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.7 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the year ended February 29, 2004. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's March 2003 Credit Agreement (as defined in Note 10) and $400.0 million of borrowings under the Company's Bridge Agreement (as defined in Note 10). Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company's strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

     The  results  of  operations  of  Hardy  and  PWP   are  reported  in   the
Constellation  Wines  segment  and   have  been  included  in  the  Consolidated
Statements  of  Income  since  the  accounting  acquisition  date.

     The following table summarizes the estimated fair values of the Hardy Acquisition assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation period ended on March 27, 2004, and the Company will record final adjustments to the valuation of certain assets in the first quarter of fiscal 2005; however, these adjustments are not material. The Company is in the process of finalizing the tax bases of assets acquired and liabilities assumed. Accordingly, deferred tax assets and deferred tax liabilities associated with temporary differences may be subject to further adjustments. Estimated fair values at March 27, 2003, are as follows:

                 (in thousands)
                 Current assets                    $   535,374
                 Property, plant and equipment         332,125
                 Other assets                           27,672
                 Trademarks                            262,733
                 Goodwill                              615,251
                                                   -----------
                   Total assets acquired             1,773,155

                 Current liabilities                   294,204
                 Long-term liabilities                 325,478
                                                   -----------
                   Total liabilities assumed           619,682
                                                   -----------

                 Net assets acquired               $ 1,153,473
                                                   ===========

     The trademarks  are  not subject to amortization.   None of the goodwill is
expected  to  be  deductible  for  tax  purposes.

     The following table sets forth the unaudited pro forma results of operations of the Company for the years ended February 29, 2004, and February 28, 2003, respectively. The unaudited pro forma results of operations give effect to the Hardy Acquisition as if it occurred on March 1, 2002. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the year ended February 28, 2003, do not reflect total pretax nonrecurring charges of $30.3 million ($0.23 per share on a diluted basis) related to transaction costs, primarily for the payment of stock options, which were incurred by Hardy prior to the acquisition, partially offset by the one-time tax benefit from a change in Australian tax consolidation rules effective January 1, 2003, related to acquisition basis adjustments to fair value of $10.6 million ($0.11 per share on a diluted basis). The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.



                                                 For the Years Ended
                                             ---------------------------
                                             February 29,   February 28,
                                                 2004           2003
                                             ------------   ------------
(in thousands, except per share data)
Net sales                                    $  3,583,297   $  3,247,474
Income before income taxes                   $    346,184   $    340,412
Net income                                   $    222,835   $    216,756
Income available to common stockholders      $    217,089   $    216,756

Earnings per common share:
  Basic                                      $       2.15   $       2.33
                                             ============   ============
  Diluted                                    $       2.08   $       2.26
                                             ============   ============

Weighted average common shares outstanding:
  Basic                                           101,052         93,145
  Diluted                                         107,298         96,035

4.   PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment are as follows:


                                             February 29,   February 28,
                                                 2004           2003
                                             ------------   ------------
(in  thousands)
Land and land improvements                   $    209,959   $     84,758
Vineyards                                          68,633         37,394
Buildings and improvements                        297,128        173,943
Machinery and equipment                           800,043        551,271
Motor vehicles                                     13,707          5,468
Construction in progress                           59,663         32,839
                                             ------------   ------------
                                                1,449,133        885,673
Less - Accumulated depreciation                  (351,771)      (283,204)
                                             ------------   ------------
                                             $  1,097,362   $    602,469
                                             ============   ============

5.   GOODWILL:

     As discussed in Note 1, effective March 1, 2002, the Company adopted SFAS No. 142. The following table presents earnings and earnings per share information for the comparative periods as if Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and the nonamortization provisions of SFAS No. 142 had been applied beginning March 1, 2001:


                                                    For the Years Ended
                                          ------------------------------------------
                                          February 29,   February 28,   February 28,
                                              2004           2003           2002
                                          ------------   ------------   ------------
(in thousands, except per share data)
Reported net income                       $    220,414   $    203,306   $    136,421
Add back: amortization of goodwill                -              -            16,114
Add back: amortization of intangibles
  reclassified to goodwill                        -              -             2,147
Add back: amortization of indefinite
  lived intangible assets                         -              -             9,038
Less: income tax effect                           -              -            (8,353)
                                          ------------   ------------   ------------
Adjusted net income                       $    220,414   $    203,306   $    155,367
                                          ============   ============   ============

BASIC EARNINGS PER COMMON SHARE:
Reported net income                       $       2.13   $       2.26   $       1.60
Add back: amortization of goodwill                -              -              0.19
Add back: amortization of intangibles
  reclassified to goodwill                        -              -              0.02
Add back: amortization of indefinite
  lived intangible assets                         -              -              0.11
Less: income tax effect                           -              -             (0.10)
                                          ------------   ------------   ------------
Adjusted net income                       $       2.13   $       2.26   $       1.82
                                          ============   ============   ============

DILUTED EARNINGS PER COMMON SHARE:
Reported net income                       $       2.06   $       2.19   $       1.55
Add back: amortization of goodwill                -              -              0.18
Add back: amortization of intangibles
  reclassified to goodwill                        -              -              0.03
Add back: amortization of indefinite
  lived intangible assets                         -              -              0.10
Less: income tax effect                           -              -             (0.09)
                                          ------------   ------------   ------------
Adjusted net income                       $       2.06   $       2.19   $       1.77
                                          ============   ============   ============

     The changes in the carrying amount of goodwill for the year ended February 29, 2004, are as follows:


                                                 Constellation
                                 Constellation     Beers and
                                     Wines          Spirits      Consolidated
                                 -------------   -------------   ------------
(in thousands)
Balance, February 28, 2003       $     590,263   $     131,960   $    722,223
Purchase accounting allocations        650,070            -           650,070
Foreign currency translation
  adjustments                          165,054           1,327        166,381
Purchase price earn-out                  2,412            -             2,412
Other                                     (449)           -              (449)
                                 -------------   -------------   ------------
Balance, February 29, 2004       $   1,407,350   $     133,287   $  1,540,637
                                 =============   =============   ============

     The Constellation Wines purchase accounting allocations of goodwill totaling $650.1 million consist of $615.3 million of goodwill resulting from the Hardy Acquisition, $33.4 million of goodwill previously included as part of the Company's investment in PWP, and $1.4 million of goodwill resulting from an immaterial business acquisition.

6.   INTANGIBLE ASSETS:

     The major components of intangible assets are:


                                       February 29, 2004           February 28, 2003
                                    ----------------------      ----------------------
                                      Gross        Net            Gross        Net
                                     Carrying    Carrying        Carrying    Carrying
                                      Amount      Amount          Amount      Amount
                                    ----------  ----------      ----------  ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements           $   12,883  $    4,455      $   10,158  $    4,434
  Other                                  4,021          64           4,003         370
                                    ----------  ----------      ----------  ----------
    Total                           $   16,904       4,519      $   14,161       4,804
                                    ==========                  ==========

Nonamortizable intangible assets:
  Trademarks                                       722,047                     357,166
  Agency relationships                              18,412                      20,458
                                                ----------                  ----------
    Total                                          740,459                     377,624
                                                ----------                  ----------
      Total intangible assets                   $  744,978                  $  382,428
                                                ==========                  ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.6 million, $2.2 million and $13.4 million for the years ended February 29, 2004, February 28, 2003, and February 28, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                          (in thousands)
                          2005            $  2,823
                          2006            $  1,318
                          2007            $    341
                          2008            $     25
                          2009            $     12

7.   OTHER ASSETS:

     The major components of other assets are as follows:


                                             February 29,   February 28,
                                                 2004           2003
                                             ------------   ------------
(in thousands)
Deferred financing costs                     $     54,186   $     28,555
Derivative assets                                  41,517           -
Investment in marketable equity securities         14,945           -
Investment in joint ventures                        8,412        123,064
Other                                               7,454         18,418
                                             ------------   ------------
                                                  126,514        170,037
Less - Accumulated amortization                   (22,289)       (10,928)
                                             ------------   ------------
                                             $    104,225   $    159,109
                                             ============   ============

     The Company's investment in marketable equity securities is classified as an available-for-sale security. As such, gross unrealized losses of $0.6 million are included, net of applicable income taxes, within AOCI as of February 29, 2004. The Company uses the average cost method as its basis on which cost is determined in computing realized gains or losses. Realized gains on sales of securities during the year ended February 29, 2004, are immaterial.

     Amortization expense for other assets was included in selling, general and administrative expenses and was $19.3 million, $3.7 million and $4.0 million for the years ended February 29, 2004, February 28, 2003, and February 28, 2002, respectively. Amortization expense for the year ended February 29, 2004, includes $7.9 million related to amortization of the deferred financing costs associated with the Bridge Loans (as defined in Note 10). As of February 29, 2004, the deferred financing costs associated with the Bridge Loans have been fully amortized.

8.   INVESTMENT IN JOINT VENTURE:

     On March 27, 2003, as part of the Hardy Acquisition, the Company acquired the remaining 50% ownership of PWP, the joint venture formed on July 31, 2001, which was previously owned equally by the Company and Hardy. Prior to March 27, 2003, the Company's investment was accounted for under the equity method. Since the Hardy Acquisition, PWP has become a wholly-owned subsidiary of the Company and its results of operations have been included in the Consolidated Statements of Income since March 27, 2003.

     In addition, in connection with the Hardy Acquisition, the Company acquired several investments which are being accounted for under the equity method. The majority of these investments consist of 50% owned joint venture arrangements. As of February 29, 2004, the Company's investment balance in these equity investments was $8.4 million.

9.   OTHER ACCRUED EXPENSES AND LIABILITIES:

     The major components of other accrued expenses and liabilities are as follows:


                                    February 29,   February 28,
                                        2004           2003
                                    ------------   ------------
(in thousands)
Advertising and promotions          $    132,821   $     63,155
Income taxes payable                      57,065         58,347
Salaries and commissions                  49,834         35,769
Adverse grape contracts                   40,105         10,244
Interest                                  25,470         22,019
Other                                    136,714        114,293
                                    ------------   ------------
                                    $    442,009   $    303,827
                                    ============   ============

10.  BORROWINGS:

     Borrowings consist of the following:


                                                                                     February 28,
                                                    February 29, 2004                    2003
                                         ---------------------------------------     ------------
                                           Current      Long-term       Total           Total
                                         -----------   -----------   -----------     ------------
(in thousands)
Notes Payable to Banks:
-----------------------
  Senior Credit Facility -
    Revolving Credit Loans               $      -      $      -      $      -        $      2,000
  Other                                        1,792          -            1,792              623
                                         -----------   -----------   -----------     ------------
                                         $     1,792   $      -      $     1,792     $      2,623
                                         ===========   ===========   ===========     ============

Long-term Debt:
---------------
  Senior Credit Facility - Term Loans    $    60,000   $   800,000   $   860,000     $    145,363
  Senior Notes                                  -          689,099       689,099          643,229
  Senior Subordinated Notes                  200,000       250,000       450,000          450,000
  Other Long-term Debt                         7,245        39,754        46,999           24,303
                                         -----------   -----------   -----------     ------------
                                         $   267,245   $ 1,778,853   $ 2,046,098     $  1,262,895
                                         ===========   ===========   ===========     ============

     SENIOR CREDIT FACILITY -
     In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent (the "Administrative Agent"), and certain other lenders entered into a new credit agreement (as subsequently amended and restated as of March 19, 2003, the "March 2003 Credit Agreement"). In October 2003, the Company entered into a Second Amended and Restated Credit Agreement (the "October Credit Agreement") that (i) refinanced the then outstanding principal balance under the Tranche B Term Loan facility on essentially the same terms as the Tranche B Term Loan facility under the March 2003 Credit Agreement, but at a lower Applicable Rate (as such term is defined in the October Credit Agreement) and (ii) otherwise restated the terms of the March 2003 Credit Agreement, as amended. The October Credit Agreement was further amended during February 2004 (the "Credit Agreement"). The March 2003 Credit Agreement provided for aggregate credit facilities of $1.6 billion consisting of a $400.0 million Tranche A Term Loan facility due in February 2008, an $800.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. Proceeds of the March 2003 Credit Agreement were used to pay off the Company's obligations under its prior senior credit facility, to fund a portion of the cash required to pay the former Hardy shareholders and to pay indebtedness outstanding under certain of Hardy's credit facilities. The Company uses the remaining availability under the Credit Agreement to fund its working capital needs on an on-going basis.

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. As of February 29, 2004, the Company has made $40.0 million of scheduled and required payments on the Tranche A Term Loan facility. In August 2003, the Company paid $100.0 million of the Tranche B Term Loan facility. In October 2003, the Company paid an additional $200.0 million of the Tranche B Term Loan facility. As of February 29, 2004, the required annual repayments of the Tranche A Term Loan and the Tranche B Term Loan are as follows:


                  Tranche A       Tranche B
                  Term Loan       Term Loan        Total
                -------------   -------------   -----------
(in thousands)
2005            $      60,000   $        -      $    60,000
2006                   80,000          54,420       134,420
2007                  100,000          54,420       154,420
2008                  120,000         119,048       239,048
2009                     -            272,112       272,112
                -------------   -------------   -----------
                $     360,000   $     500,000   $   860,000
                =============   =============   ===========

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.50%. As of February 29, 2004, the LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 1.75%, while the LIBOR margin on the Tranche B Term Loan facility is 2.00%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company is obligated to pledge collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and (ii) 65% of the voting capital stock of certain foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and/or thresholds. As a result of the prepayment of the Bridge Loans (as defined below) with the proceeds from the 2003 Equity Offerings (see Note 16), the requirement under certain circumstances for the Company and the Guarantors to pledge certain assets consisting of, among other things, inventory, accounts receivable and trademarks to secure the obligations under the Credit Agreement, ceased to apply. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. As of February 29, 2004, the Company is in compliance with all of its covenants under its Credit Agreement.

     As of February 29, 2004, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $360.0 million bearing a weighted average interest rate of 2.9%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.2%, undrawn revolving letters of credit of $18.6 million, and $381.4 million in revolving loans available to be drawn. There were no outstanding revolving loans under the Credit Agreement as of February 29, 2004.

     BRIDGE FACILITY -
     On January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and Administrative Agent, and certain other lenders (such other lenders, together with the Administrative Agent, are collectively referred to herein as the "Bridge Lenders") entered into a bridge loan agreement which was amended and restated as of March 26, 2003, containing commitments of the Bridge Lenders to make bridge loans (the "Bridge Loans") of up to, in the aggregate, $450.0 million (the "Bridge Agreement"). On April 9, 2003, the Company used $400.0 million of the Bridge Loans to fund a portion of the cash required to pay the former Hardy shareholders. On July 30, 2003, the Company used proceeds from the 2003 Equity Offerings to prepay the $400.0 million Bridge Loans in their entirety.

     SUBSIDIARY FACILITIES -
     The Company has additional line of credit arrangements available totaling $91.5 million and $44.5 million as of February 29, 2004, and February 28, 2003, respectively. These lines support the borrowing needs of certain of the Company's foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 29, 2004, and February 28, 2003, amounts outstanding under the subsidiary revolving credit facilities were $1.8 million and $0.6 million, respectively.

     SENIOR NOTES -
     On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "August 1999 Senior Notes"). Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of August 1999 Senior Notes.

     On November 17, 1999, the Company issued (pound) 75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the "Sterling Senior Notes"). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. In March 2000, the Company exchanged (pound) 75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the "Sterling Series B Senior Notes") for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged (pound) 74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for (pound) 74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling
Series B Senior Notes. As of February 29, 2004, the Company had outstanding (pound) 1.0 million ($1.9 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued (pound) 80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of (pound) 79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the "Sterling Series C Senior Notes"). Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. As of February 29, 2004, the Company had outstanding (pound) 154.0 million ($287.2 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

     On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The net proceeds of the offering ($197.0 million) were used to partially fund the acquisition of the Turner Road Vintners Assets. Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15. In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the "February 2001 Series B Senior Notes") for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of February 2001 Senior Notes.

     The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate or adjusted Gilt rate plus 50 basis points. The senior notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. Certain of the Company's significant operating subsidiaries guarantee the senior notes, on a senior basis.

     SENIOR SUBORDINATED NOTES -
     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semiannually on March 1 and September 1. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of Senior Subordinated Notes. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. In the first quarter of fiscal 2005, the Company recorded a charge of $10.3 million related to this redemption.

     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 ("January 2002 Senior Subordinated Notes"). The net proceeds of the offering ($247.2 million) were used primarily to repay the Company's $195.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due in December 2003. The remaining net proceeds of the offering were used to repay a portion of the outstanding indebtedness under the Company's then existing senior credit facility. Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company's significant operating subsidiaries. As of February 29, 2004, the Company had outstanding $250.0 million aggregate principal amount of January 2002 Senior Subordinated Notes.

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

     DEBT PAYMENTS -
     Principal payments required under long-term debt obligations (excluding unamortized discount of $0.5 million) during the next five fiscal years and thereafter are as follows:

                         (in thousands)
                         2005            $   267,245
                         2006                141,682
                         2007                366,481
                         2008                445,356
                         2009                567,516
                         Thereafter          258,337
                                         -----------
                                         $ 2,046,617
                                         ===========

     GUARANTEES -
     A foreign subsidiary of the Company has guaranteed debt of a joint venture in the maximum amount of $4.2 million as of February 29, 2004. The liability for this guarantee is not material and the Company does not have any collateral from this entity.

11.  INCOME TAXES:

     Income before income taxes was generated as follows:


                             For the Years Ended
                  ------------------------------------------
                  February 29,   February 28,   February 28,
                      2004           2003           2002
                  ------------   ------------   ------------
(in thousands)
Domestic          $    289,960   $    294,557   $    199,600
Foreign                 54,437         40,379         27,769
                  ------------   ------------   ------------
                  $    344,397   $    334,936   $    227,369
                  ============   ============   ============

     The income tax provision consisted of the following:


                                   For the Years Ended
                        ------------------------------------------
                        February 29,   February 28,   February 28,
                            2004           2003           2002
                        ------------   ------------   ------------
(in thousands)
Current:
  Federal               $     68,125   $     79,472   $     63,917
  State                       13,698         13,807         10,800
  Foreign                     14,116         17,301         12,556
                        ------------   ------------   ------------
    Total current             95,939        110,580         87,273
                        ------------   ------------   ------------

Deferred:
  Federal                     18,843         16,290           (492)
  State                        6,180          2,502           (251)
  Foreign                      3,021          2,258          4,418
                        ------------   ------------   ------------
    Total deferred            28,044         21,050          3,675
                        ------------   ------------   ------------

Income tax provision    $    123,983   $    131,630   $     90,948
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


     Significant components of deferred tax assets (liabilities) consist of the following:


                                    February 29,   February 28,
                                        2004           2003
                                    ------------   ------------
(in thousands)
Deferred tax assets:
--------------------
Inventory                           $     23,347   $       -
Employee benefits                         20,696         15,100
Net operating losses                      15,477           -
Insurance accruals                         5,682          6,061
Prepaid and other assets                     815          9,156
Restructuring accruals                      -             1,198
Other accruals                            23,433         15,778
                                    ------------   ------------
    Gross deferred tax assets             89,450         47,293
Valuation allowances                      (2,712)          -
                                    ------------   ------------
    Deferred tax assets, net              86,738         47,293
                                    ------------   ------------

Deferred tax liabilities:
-------------------------
Property, plant and equipment       $    (96,059)  $    (73,705)
Intangible assets                       (147,271)      (101,338)
Derivative instruments                   (17,883)        (9,081)
Inventory                                   -            (1,140)
Provision for unremitted earnings         (2,547)          -
                                    ------------   ------------
    Total deferred tax liabilities      (263,760)      (185,264)
                                    ------------   ------------
Deferred tax liabilities, net           (177,022)      (137,971)
Less:  Current deferred tax
  assets, net                             10,388          7,268
                                    ------------   ------------
Long-term deferred tax
  liabilities, net                  $   (187,410)  $   (145,239)
                                    ============   ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances.

     Operating loss carryforwards totaling $47.7 million at February 29, 2004, are being carried forward in a number of U.S. and foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $6.6 million will expire in 2019 and $41.1 million may be carried forward indefinitely. In addition, certain tax credits generated of $8.6 million are available to future income taxes. These credits will expire, if not utilized, in 2007 through 2009.

     The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. The Internal Revenue
Service is currently examining tax returns for the years ended February 29, 2000, February 28, 2001, February 28, 2002, and February 28, 2003. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution.

     A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:


                                                                     For the Years Ended
                                         -----------------------------------------------------------------------------
                                               February 29,               February 28,               February 28,
                                                   2004                       2003                       2002
                                         -----------------------    -----------------------    -----------------------
                                                         % of                       % of                       % of
                                                        Pretax                     Pretax                     Pretax
                                           Amount       Income        Amount       Income        Amount       Income
                                         ----------   ----------    ----------   ----------    ----------   ----------
(in thousands)
Income tax provision at statutory rate   $  120,521         35.0    $  117,228         35.0    $   79,580         35.0
State and local income taxes, net of
  federal income tax benefit                 13,032          3.8        10,601          3.2         6,812          3.0
Earnings of subsidiaries taxed at
  other than U.S. statutory rate            (12,170)        (3.5)        1,838          0.5         1,105          0.5
Miscellaneous items, net                      2,600          0.7         1,963          0.6         3,451          1.5
                                         ----------   ----------    ----------   ----------    ----------   ----------
                                         $  123,983         36.0    $  131,630         39.3    $   90,948         40.0
                                         ==========   ==========    ==========   ==========    ==========   ==========

     The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

12.  OTHER LIABILITIES:

     The major components of other liabilities are as follows:


                                       February 29,   February 28,
                                           2004           2003
                                       ------------   ------------
(in thousands)
Accrued pension liability              $     55,221   $     36,351
Adverse grape contracts (Note 15)            83,464         22,550
Other                                        46,304         40,367
                                       ------------   ------------
                                       $    184,989   $     99,268
                                       ============   ============

13.  PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

     The Company's retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the "Plan"), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company's contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $10.8 million, $10.9 million, and $10.5 million for the years ended February 29, 2004, February 28, 2003, and February 28, 2002, respectively.

     During the year ended February 29, 2004, in connection with the Hardy Acquisition, the Company acquired the BRL Hardy Superannuation Fund (now known as the Hardy Wine Company Superannuation Plan) (the "Hardy Plan") which covers substantially all salaried Australian employees. The Hardy Plan has a defined benefit component and a defined contribution component. The Company also has a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who are not covered by the Hardy Plan. Additionally in Fiscal 2004, the Company instituted a defined contribution plan that covers substantially all of its U.K. employees. Company contributions under the defined contribution component of the Hardy Plan, the Australian statutory obligation, and the U.K. defined contribution plan aggregated $6.5 million for the year ended February 29, 2004.

     The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, an U.K. plan and the defined benefit component of the Hardy Plan. During the year ended February 29, 2004, the Company ceased future accruals for active employees under its U.K. plan. There were no curtailment charges arising from this event. Net periodic benefit cost (income) reported in the Consolidated Statements of Income for these plans includes the following components:


                                                For the Years Ended
                                      ------------------------------------------
                                      February 29,   February 28,   February 28,
                                          2004           2003           2002
                                      ------------   ------------   ------------
(in thousands)
Service cost                          $      2,202   $      4,245   $      4,298
Interest cost                               14,471         12,055         11,549
Expected return on plan assets             (15,155)       (14,639)       (15,867)
Amortization of prior service cost               9              8              8
Recognized net actuarial loss (gain)         2,019            843            (33)
                                      ------------   ------------   ------------
Net periodic benefit cost (income)    $      3,546   $      2,512   $        (45)
                                      ============   ============   ============

     The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:


                                                           February 29,   February 28,
                                                               2004           2003
                                                           ------------   ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                           $    220,686   $    186,722
Service cost                                                      2,202          4,245
Interest cost                                                    14,471         12,055
Plan participants' contributions                                    235          1,638
Actuarial loss                                                   19,079          3,423
Acquisition                                                      10,764           -
Benefits paid                                                   (11,013)        (7,706)
Foreign currency exchange rate changes                           45,184         20,309
                                                           ------------   ------------
Benefit obligation as of the last day of February          $    301,608   $    220,686
                                                           ============   ============

Change in plan assets:
Fair value of plan assets as of March 1                    $    175,819   $    181,815
Actual return on plan assets                                     21,618        (19,794)
Acquisition                                                       9,601           -
Plan participants' contributions                                    235          1,638
Employer contribution                                             3,983            979
Benefits paid                                                   (11,013)        (7,706)
Foreign currency exchange rate changes                           36,071         18,887
                                                           ------------   ------------
Fair value of plan assets as of the last day of February   $    236,314   $    175,819
                                                           ============   ============

Funded status of the plan as of the last day of February:
Funded status                                              $    (65,294)  $    (44,867)
Unrecognized prior service cost                                      18             24
Unrecognized actuarial loss                                      93,926         69,732
                                                           ------------   ------------
Net amount recognized                                      $     28,650   $     24,889
                                                           ============   ============

Amounts recognized in the Consolidated
  Balance Sheets consist of:
Prepaid benefit cost                                       $         97   $       -
Accrued benefit liability                                       (55,221)       (36,351)
Intangible asset                                                     18             24
Deferred tax asset                                               25,569         18,681
Accumulated other comprehensive loss                             58,187         42,535
                                                           ------------   ------------
Net amount recognized                                      $     28,650   $     24,889
                                                           ============   ============

     As of February 29, 2004, and February 28, 2003, the accumulated benefit obligation for all defined benefit pension plans was $290.3 million and $212.2 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with an accumulated benefit obligation in excess of plan assets:


                                    February 29,   February 28,
                                        2004           2003
                                    ------------   ------------
(in thousands)
Projected benefit obligation        $    286,617   $    220,686
Accumulated benefit obligation      $    275,508   $    212,170
Fair value of plan assets           $    220,287   $    175,819

     The increase in minimum pension liability included in AOCI for the years ended February 29, 2004, and February 28, 2003, were $15.6 million and $42.5 million, respectively.

     The following table sets forth the weighted average assumptions used in developing the net periodic pension expense for the years ended February 29, 2004, and February 28, 2003:


                                        For the Years Ended
                                    ---------------------------
                                    February 29,   February 28,
                                        2004           2003
                                    ------------   ------------
Rate of return on plan assets              7.32%          7.78%
Discount rate                              5.85%          6.06%
Rate of compensation increase              4.16%          3.75%

     The following table sets forth the weighted average assumptions used in developing the benefit obligation as of February 29, 2004, and February 28, 2003:


                                    February 29,   February 28,
                                        2004           2003
                                    ------------   ------------
Rate of return on plan assets              7.62%          7.54%
Discount rate                              5.57%          5.80%
Rate of compensation increase              3.34%          3.50%

14.  POSTRETIREMENT BENEFITS:

     The Company currently sponsors multiple unfunded postretirement benefit plans for certain of its Constellation Beers and Spirits segment employees. During Fiscal 2004, an amendment to one of the unfunded postretirement benefit plans modifying the eligibility requirements and retiree contributions decreased the postretirement benefit obligation by $0.6 million.

     The status of the plans is as follows:


                                                     February 29,   February 28,
                                                         2004           2003
                                                     ------------   ------------
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1                     $      4,471    $     4,676
Service cost                                                  147            135
Interest cost                                                 282            260
Benefits paid                                                (159)          (145)
Plan amendment                                               (645)          -
Actuarial loss (gain)                                       1,177           (566)
Foreign currency exchange rate changes                        187            111
                                                     ------------    -----------
Benefit obligation as of the last day of February    $      5,460    $     4,471
                                                     ============    ===========

Funded status as of the last day of February:
Funded status                                        $     (5,460)   $    (4,471)
Unrecognized prior service cost                              (311)           323
Unrecognized net loss (gain)                                  926           (168)
                                                     ------------    -----------
Accrued benefit liability                            $     (4,845)   $    (4,316)
                                                     ============    ===========

     Net periodic benefit cost reported in the Consolidated Statements of Income includes the following components:


                                                 For the Years Ended
                                       ------------------------------------------
                                       February 29,   February 28,   February 28,
                                           2004           2003           2002
                                       ------------   ------------   ------------
(in thousands)
Service cost                           $        147   $        135   $        155
Interest cost                                   282            260            305
Amortization of prior service cost                7             41             41
Recognized net actuarial gain (loss)             19            (20)             9
                                       ------------   ------------   ------------
Net periodic benefit cost              $        455   $        416   $        510
                                       ============   ============   ============

     The following table sets forth the weighted average assumptions used in developing the benefit obligation as of February 29, 2004, and February 28, 2003:


                                 February 29,   February 28,
                                     2004           2003
                                 ------------   ------------
Discount rate                           6.00%          6.46%
Rate of compensation increase           3.50%          4.00%

     The following table sets forth the weighted average assumptions used in developing the net periodic non-pension postretirement expense for the years ended February 29, 2004, and February 28, 2003:


                                      For the Years Ended
                                 ---------------------------
                                 February 29,   February 28,
                                     2004           2003
                                 ------------   ------------
Discount rate                           6.46%          6.50%
Rate of compensation increase           4.00%          4.00%

     The following table sets forth the assumed health care cost trend rates as of February 29, 2004, and February 28, 2003:


                                                       February 29, 2004       February 28, 2003
                                                     ---------------------   ---------------------
                                                                  Non-U.S.                Non-U.S.
                                                     U.S. Plan      Plan     U.S. Plan      Plan
                                                     ---------   ---------   ---------   ---------
Health care cost trend rate assumed for next year         5.1%       10.5%        6.2%       10.3%
Rate to which the cost trend rate is assumed to
  decline to (the ultimate trend rate)                    4.0%        4.7%        4.0%        4.7%
Year that the rate reaches the ultimate trend rate        2005        2011        2005        2010

     Assumed health care trend rates could have a significant effect on the amount reported for health care plans. A one percent change in assumed health care cost trend rates would have the following effects:


                                                       1% Increase   1% Decrease
                                                       -----------   -----------
(in thousands)
Effect on total service and interest cost components   $        56   $       (47)
Effect on postretirement benefit obligation            $       623   $      (540)

15.  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES -
     Step rent provisions, escalation clauses, capital improvement funding and other lease concessions, when present in the Company's leases, are taken into account in computing the minimum lease payments. The minimum lease payments for the Company's operating leases are recognized on a straight-line basis over the minimum lease term. Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows during the next five fiscal years and thereafter:

                           (in thousands)
                           2005            $  39,155
                           2006               33,621
                           2007               34,002
                           2008               21,209
                           2009               18,388
                           Thereafter        154,935
                                           ---------
                                           $ 301,310
                                           =========

     Rental expense was $38.7 million, $25.3 million, and $24.0 million for Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively.

     PURCHASE COMMITMENTS AND CONTINGENCIES -
     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling and Canadian dollars. The maximum future obligation under these agreements, based upon exchange rates at February 29, 2004, aggregate $20.3 million for contracts expiring through December 2007.

     All of the Company's imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company's agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December 2008. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 29, 2004, the Company believes it is in compliance with all of its material distribution agreements and, given the Company's long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

     In connection with previous acquisitions as well as with the Hardy Acquisition, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to fifteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $284.0 million and $166.6 million of grapes under contracts during Fiscal 2004 and Fiscal 2003, respectively. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining terms of the contracts will be $2,131.3 million.

     In connection with the Turner Road Vintners Assets acquisition, the Corus Assets acquisition and the Hardy Acquisition, the Company established a reserve for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 29, 2004, the remaining balance on this reserve is $123.6 million.

     The Company's aggregate obligations under bulk wine purchase contracts will be $78.9 million over the remaining terms of the contracts which extend through fiscal 2008.

     In connection with the Hardy Acquisition, the Company assumed certain processing contracts which commits the Company to utilize outside services to process and/or package a minimum volume quantity. In addition, the Company entered into a new processing contract in Fiscal 2004 utilizing outside services to process a minimum volume of brandy at prices which are dependent on the processing ingredients provided by the Company. The Company's aggregate obligations under these processing contracts will be $67.5 million over the remaining terms of the contracts which extend through December 2014.

     EMPLOYMENT CONTRACTS -
     The Company has employment contracts with certain of its executive officers and certain other management personnel with automatic one year renewals unless terminated by either party. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. As of February 29, 2004, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $8.0 million, none of which was accruable at that date.

     EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENTS -
     Approximately 31.2% of the Company's full-time employees are covered by collective bargaining agreements at February 29, 2004. Agreements expiring within one year cover approximately 11.9% of the Company's full-time employees.

     LEGAL MATTERS -
     In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

16.  STOCKHOLDERS' EQUITY:

     COMMON STOCK -
     The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, under the terms of the Company's senior credit facility, the Company is currently constrained from paying cash dividends on its common stock. In addition, the indentures for the Company's outstanding senior notes and senior subordinated notes may restrict the payment of cash dividends on its common stock under certain circumstances.

     In July 2002, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 120,000,000 shares to 275,000,000 shares and Class B Convertible Common Stock from 20,000,000 shares to 30,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company to 306,000,000 shares.

     At February 29, 2004, there were 94,566,611 shares of Class A Common Stock and 12,061,730 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

     STOCK REPURCHASE AUTHORIZATION -
     In June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. No shares were repurchased during Fiscal 2004, Fiscal 2003 and Fiscal 2002.

     PREFERRED STOCK -
     In Fiscal 2004, the Company issued 5.75% Series A Mandatory Convertible Preferred Stock ("Preferred Stock") (see "Equity Offerings" discussion below). Dividends are cumulative and payable quarterly, if declared, in cash, shares of the Company's Class A Common Stock, or a combination thereof, at the discretion of the Company. Dividends are payable, if declared, on the first business day of March, June, September, and December of each year, commencing on December 1, 2003. On September 1, 2006, the automatic conversion date, each share of Preferred Stock will automatically convert into, subject to certain anti-dilution adjustments, between 29.276 and 35.716 shares of the Company's Class A Common Stock, depending on the then applicable market price of the Company's Class A Common Stock, in accordance with the following table:

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

     As of February 29, 2004, 170,500 shares of Preferred Stock were outstanding and $2.5 million of dividends were accrued.

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

     During July 2003, the Company completed a public offering of 9,800,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.1 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $164.9 million. The Class A Common Stock offering and the Preferred Stock offering are referred to together as the "2003 Equity Offerings." The majority of the net proceeds from the 2003 Equity Offerings were used to repay the Bridge Loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the March 2003 Credit Agreement.

     LONG-TERM STOCK INCENTIVE PLAN -
     Under the Company's Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company's Class A Common Stock available for awards under the Company's Long-Term Stock Incentive Plan is 28,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the "Committee"). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During Fiscal 2004, Fiscal 2003 and Fiscal 2002, no stock appreciation rights were granted. No restricted stock was granted during Fiscal 2004. During Fiscal 2003, 7,080 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $28.41 per share. No restricted stock was granted during Fiscal 2002.

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

     A summary of stock option activity under the Company's Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:


                                                Weighted                     Weighted
                                  Shares         Average                      Average
                                   Under        Exercise       Options       Exercise
                                  Option          Price      Exercisable       Price
                               ------------    ----------    -----------    ----------
Balance, February 28, 2001       12,308,804    $    10.97      4,816,884    $     8.51
Options granted                   5,115,100    $    19.12
Options exercised                (4,234,440)   $    11.20
Options forfeited/canceled         (711,656)   $    15.49
                               ------------
Balance, February 28, 2002       12,477,808    $    14.12      7,565,199    $    12.31
Options granted                   1,243,200    $    27.20
Options exercised                (2,096,061)   $    13.44
Options forfeited/canceled         (217,016)   $    20.06
                               ------------
Balance, February 28, 2003       11,407,931    $    15.55      8,345,855    $    13.58
Options granted                   2,816,357    $    23.86
Options exercised                (2,612,311)   $    13.87
Options forfeited/canceled         (324,504)   $    25.61
                               ------------
Balance, February 29, 2004       11,287,473    $    17.73      8,821,298    $    15.80
                               ============

     The following table summarizes information about stock options outstanding at February 29, 2004:


                           Options Outstanding            Options Exercisable
                  ------------------------------------  -----------------------
                                Weighted
                                 Average     Weighted                 Weighted
                                Remaining    Average                  Average
   Range of         Number     Contractual   Exercise     Number      Exercise
Exercise Prices   Outstanding      Life       Price     Exercisable    Price
---------------   -----------  -----------  ----------  ------------  ---------
$ 4.25 - $10.25     1,486,583   2.6 years   $     7.71   1,486,583    $    7.71
$11.19 - $17.74     4,621,375   5.9 years   $    14.49   4,541,215    $   14.50
$18.75 - $32.38     5,179,515   8.4 years   $    23.49   2,793,500    $   22.21
                  -----------                           ----------
                   11,287,473   6.6 years   $    17.73   8,821,298    $   15.80
                  ===========                            =========

     The weighted average fair value of options granted during Fiscal 2004, Fiscal 2003 and Fiscal 2002 was $9.74, $12.18 and $8.99, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.2% for Fiscal 2004, 5.0% for Fiscal 2003 and 4.7% for Fiscal 2002; volatility of 35.7% for Fiscal 2004, 36.7% for Fiscal 2003 and 41.0% for Fiscal 2002; and expected option life of 6.2 years for Fiscal 2004, 6.0 years for Fiscal 2003 and 6.0 years for Fiscal 2002. The dividend yield was 0% for Fiscal 2004, Fiscal 2003 and Fiscal 2002. Forfeitures are recognized as they occur.

     Employee stock purchase plans -
     The Company has a stock purchase plan under which 4,500,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During Fiscal 2004, Fiscal 2003 and Fiscal 2002, employees purchased 137,985 shares, 138,304 shares and 120,674 shares, respectively.

     The weighted average fair value of purchase rights granted during Fiscal 2004, Fiscal 2003 and Fiscal 2002 was $6.60, $7.02 and $5.59, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 1.0% for Fiscal 2004, 1.4% for Fiscal 2003 and 2.6% for Fiscal 2002; volatility of 22.2% for Fiscal 2004, 40.3% for Fiscal 2003 and 33.2% for Fiscal 2002; and expected purchase right life of 0.5 years for Fiscal 2004, Fiscal 2003 and Fiscal 2002. The dividend yield was 0% for Fiscal 2004, Fiscal 2003 and Fiscal 2002.

     The Company has a stock purchase plan under which 2,000,000 shares of the Company's Class A Common Stock may be issued to eligible employees and directors of the Company's United Kingdom subsidiaries. Under the terms of the plan, participants may purchase shares of the Company's Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During Fiscal 2004 and Fiscal 2003, employees purchased 27,791 shares and 758 shares, respectively. During Fiscal 2002, there were no shares purchased under this plan.

     The weighted average fair value of purchase rights granted during Fiscal 2002 was $6.26. There were no purchase rights granted during Fiscal 2004 and Fiscal 2003. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for Fiscal 2002: risk-free interest rate of 4.9%; volatility of 36.2%; and expected purchase right life of 3.8 years. The dividend yield was 0% for Fiscal 2002.

17.  EARNINGS PER COMMON SHARE:

     Earnings per common share are as follows:


                                                                   For the Years Ended
                                                        ------------------------------------------
                                                        February 29,   February 28,   February 28,
                                                            2004           2003           2002
                                                        ------------   ------------   ------------
(in thousands, except per share data)
Net income                                              $    220,414   $    203,306   $    136,421
Dividends on preferred stock                                  (5,746)          -              -
                                                        ------------   ------------   ------------
Income available to common stockholders                 $    214,668   $    203,306   $    136,421
                                                        ============   ============   ============

Weighted average common shares outstanding - basic           100,702         89,856         85,505
Stock options                                                  3,314          2,890          2,320
Preferred stock                                                2,932           -              -
                                                        ------------   ------------   ------------
Weighted average common shares outstanding - diluted         106,948         92,746         87,825
                                                        ============   ============   ============

Earnings per common share:
  Earnings per common share - basic                     $       2.13   $       2.26   $       1.60
                                                        ============   ============   ============
  Earnings per common share - diluted                   $       2.06   $       2.19   $       1.55
                                                        ============   ============   ============

     Stock options to purchase 0.1 million, 1.1 million and 2.2 million shares of Class A Common Stock at a weighted average price per share of $31.09, $27.41 and $20.70 were outstanding during the years ended February 29, 2004, February 28, 2003, and February 28, 2002, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

18.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated other comprehensive loss, net of tax effects, includes the following components:

                                                            Unrealized
                                 Foreign          Net        Loss On      Minimum      Accumulated
                                Currency      Unrealized    Marketable    Pension         Other
                               Translation     Gains on       Equity     Liability    Comprehensive
                               Adjustments    Derivatives   Securities   Adjustment   Income (Loss)
                               -----------    -----------   ----------   ----------   -------------
(in thousands)
Balance, February 28, 2003     $   (16,722)   $      -      $     -      $  (42,535)  $     (59,257)
Current period change              410,694         36,949         (432)     (15,652)        431,559
                               -----------    -----------   ----------   ----------   -------------
Balance, February 29, 2004     $   393,972    $    36,949   $     (432)  $  (58,187)  $     372,302
                               ===========    ===========   ==========   ==========   =============



19.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

     Sales to the five largest customers represented 20.6%, 21.2%, and 19.1% of the Company's sales for the years ended February 29, 2004, February 28, 2003, and February 28, 2002, respectively. No single customer was responsible for greater than 10% of sales during these years. Accounts receivable from the Company's largest customer, Southern Wine and Spirits, represented 8.3%, 11.4%, and 10.0% of the Company's total accounts receivable as of February 29, 2004, February 28, 2003, and February 28, 2002, respectively. Sales to the Company's five largest customers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers' financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

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

20.  RESTRUCTURING AND RELATED CHARGES:

     For the year ended February 29, 2004, the Company recorded $31.2 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from (i) the realignment of business operations and (ii) the decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California. In addition, in connection with the Company's decision to exit the commodity concentrate product line in the U.S., the Company recorded a write-down of concentrate inventory of $16.8 million, which was recorded in cost of product sold. For the year ended February 28, 2003, the Company recorded restructuring and related charges associated with an asset impairment charge of $4.8 million in connection with two of Constellation Wines segment's production facilities (see Note 1). No restructuring and related charges were recorded for the year ended February 28, 2002.

     The retructuring and related charges of $31.2 million for the year ended February 29, 2004, included $6.9 million of employee termination benefit costs, $17.7 million of grape contract termination costs, $1.9 million of facility consolidation and relocation costs, and $4.7 million of other related charges, which consisted of a $2.1 million loss on the sale of the Escalon facility and $2.6 million of other costs related to the realignment of the business operations in the Constellation Wines segment.

     The Company estimates that the completion of the restructuring actions will include (i) a total of $9.9 million of employee termination benefit costs through February 28, 2005, of which $6.9 million has been incurred through February 29, 2004, (ii) a total of $22.1 million of grape contract termination costs through February 28, 2005, of which $17.7 million has been incurred through February 29, 2004, and (iii) a total of $4.8 million of facility consolidation and relocation costs through February 28, 2005, of which $1.9 million has been incurred through February 29, 2004. The Company has incurred other costs related to the restructuring plan for the disposal of fixed assets and other costs of realigning the business operations of the Constellation Wines segment and expects to incur additional costs of realigning the business operations of $1.3 million during the year ending February 28, 2005.

     The following table illustrates the changes in the restructuring liability balance since February 28, 2003:


                                  Employee       Grape          Facility
                                 Termination    Contract     Consolidation/
                                   Benefit     Termination     Relocation
                                    Costs         Costs           Costs         Total
                                 -----------   -----------   --------------   ---------
(in thousands)
Balance, February 28, 2003       $      -      $      -      $         -      $    -
  Restructuring charges                6,834        17,697            1,935      26,466
  Cash expenditures                   (5,295)      (16,649)          (1,935)    (23,879)
                                 -----------   -----------   --------------   ---------
Balance, February 29, 2004       $     1,539   $     1,048   $         -      $   2,587
                                 ===========   ===========   ==============   =========

21.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets as of February 29, 2004, and February 28, 2003, the condensed consolidating statements of income and cash flows for each of the three years in the period ended February 29, 2004, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in
Note  1 and include recently adopted accounting pronouncements described in Note
2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.


                                                    Parent       Subsidiary      Subsidiary
                                                    Company      Guarantors     Nonguarantors     Eliminations    Consolidated
                                                  -----------   ------------   ---------------   --------------   -------------

(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at February 29, 2004
--------------------
Current assets:
  Cash and cash investments                       $     1,048   $      3,931   $        32,157   $         -      $      37,136
  Accounts receivable, net                            137,422        127,004           371,484             -            635,910
  Inventories, net                                      9,922        621,866           636,962           (7,372)      1,261,378
  Prepaid expenses and other
    current assets                                      8,734         68,596            59,717             -            137,047
  Intercompany (payable) receivable                  (381,765)      (150,962)          532,727             -               -
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current assets                           (224,639)       670,435         1,633,047           (7,372)      2,071,471
Property, plant and equipment, net                     50,022        353,693           693,647             -          1,097,362
Investments in subsidiaries                         4,270,871      1,852,036              -          (6,122,907)           -
Goodwill                                               50,338        496,691           993,608             -          1,540,637
Intangible assets, net                                 10,572        314,423           419,983             -            744,978
Other assets                                           36,041          2,146            66,038             -            104,225
                                                  ------------  ------------   ---------------   --------------   -------------
  Total assets                                    $ 4,193,205   $  3,689,424   $     3,806,323   $   (6,130,279)  $   5,558,673
                                                  ===========   ============   ===============   ==============   =============

Current liabilities:
  Notes payable to banks                          $      -      $       -      $         1,792   $         -      $       1,792
  Current maturities of long-term debt                260,061          3,542             3,642             -            267,245
  Accounts payable                                     33,631         60,327           176,333             -            270,291
  Accrued excise taxes                                  8,005         15,053            25,407             -             48,465
  Other accrued expenses and liabilities              151,534         11,956           278,519             -            442,009
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current liabilities                       453,231         90,878           485,693             -          1,029,802
Long-term debt, less current maturities             1,739,221          7,510            32,122             -          1,778,853
Deferred income taxes                                  56,815         98,119            32,476             -            187,410
Other liabilities                                       6,209         21,646           157,134             -            184,989
Stockholders' equity:
  Preferred stock                                           2           -                 -                -                  2
  Class A and Class B common stock                      1,117          6,434           141,582         (148,016)          1,117
  Additional paid-in capital                        1,024,048      1,829,418         2,660,711       (4,490,129)      1,024,048
  Retained earnings                                 1,017,565      1,425,789            58,973       (1,492,134)      1,010,193
  Accumulated other comprehensive
    income (loss)                                     (74,960)       209,630           237,632             -            372,302
  Treasury stock and other                            (30,043)          -                 -                -            (30,043)
                                                  -----------   ------------   ---------------   --------------   -------------
      Total stockholders' equity                    1,937,729      3,471,271         3,098,898       (6,130,279)      2,377,619
                                                  -----------   ------------   --------------    --------------   -------------
Total liabilities and
  stockholders' equity                            $ 4,193,205   $  3,689,424   $     3,806,323   $   (6,130,279)  $   5,558,673
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 28, 2003
--------------------
Current assets:
  Cash and cash investments                       $     1,426   $      1,248   $        11,136   $         -      $      13,810
  Accounts receivable, net                            120,554        141,156           137,385             -            399,095
  Inventories, net                                     20,378        654,945           144,664              (75)        819,912
  Prepaid expenses and other
    current assets                                     31,452         52,411            13,421             -             97,284
  Intercompany (payable) receivable                  (177,332)       136,002            41,330             -               -
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current assets                             (3,522)       985,762           347,936              (75)      1,330,101
Property, plant and equipment, net                     46,379        358,180           197,910             -            602,469
Investments in subsidiaries                         2,590,889        601,156              -          (3,192,045)           -
Goodwill                                               51,172        495,636           175,415             -            722,223
Intangible assets, net                                 10,918        315,952            55,558             -            382,428
Other assets                                           31,599        126,375             1,135             -            159,109
                                                  -----------   ------------   ---------------   --------------   -------------
  Total assets                                    $ 2,727,435   $  2,883,061   $       777,954   $   (3,192,120)  $   3,196,330
                                                  ===========   ============   ===============   ==============   =============

Current liabilities:
  Notes payable to banks                          $     2,000   $       -      $           623   $         -      $       2,623
  Current maturities of long-term debt                 67,137          3,470               657             -             71,264
  Accounts payable                                     37,567         58,843            74,663             -            171,073
  Accrued excise taxes                                  7,447         15,711            13,263             -             36,421
  Other accrued expenses and liabilities              138,963         46,664           118,200             -            303,827
                                                  -----------   ------------   ---------------   --------------   -------------
      Total current liabilities                       253,114        124,688           207,406             -            585,208
Long-term debt, less current maturities             1,171,694         10,810             9,127             -          1,191,631
Deferred income taxes                                  48,475         79,656            17,108             -            145,239
Other liabilities                                       8,718         29,446            61,104             -             99,268
Stockholders' equity:
  Class A and Class B common stock                        960          6,434            64,867          (71,301)            960
  Additional paid-in capital                          469,724      1,221,076           436,466       (1,657,542)        469,724
  Retained earnings                                   795,600      1,363,379            99,823       (1,463,277)        795,525
  Accumulated other comprehensive
    income (loss)                                      11,118         47,572          (117,947)            -            (59,257)
  Treasury stock and other                            (31,968)          -                 -                -            (31,968)
                                                  -----------   ------------   ---------------   --------------   -------------
      Total stockholders' equity                    1,245,434      2,638,461           483,209       (3,192,120)      1,174,984
                                                  -----------   ------------   ---------------   --------------   -------------
  Total liabilities and
    stockholders' equity                          $ 2,727,435   $  2,883,061   $       777,954   $   (3,192,120)  $   3,196,330
                                                  ===========   ============   ===============   ==============   =============


Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 29, 2004
------------------------------------
Gross sales                                       $   814,042   $  1,757,950   $     1,987,657   $      (90,379)  $   4,469,270
  Less - excise taxes                                (143,964)      (412,999)         (359,878)            -           (916,841)
                                                  -----------   ------------   ---------------   --------------   -------------
    Net sales                                         670,078      1,344,951         1,627,779          (90,379)      3,552,429
Cost of product sold                                 (553,391)      (818,612)       (1,287,720)          83,082      (2,576,641)
                                                  -----------   ------------   ---------------   --------------   -------------
    Gross profit                                      116,687        526,339           340,059           (7,297)        975,788
Selling, general and administrative
  expenses                                           (115,163)      (163,805)         (178,309)            -           (457,277)
Restructuring and related charges                        -           (28,232)           (2,922)            -            (31,154)
                                                  -----------   ------------   ---------------   --------------   -------------
    Operating income (loss)                             1,524        334,302           158,828           (7,297)        487,357
Gain on change in fair value of
  derivative instruments                                1,181           -                 -                -              1,181
Equity in earnings of
  subsidiary/joint venture                            215,775         98,212                 2         (313,447)            542
Interest income (expense), net                         15,945       (154,842)           (5,786)            -           (144,683)
                                                  -----------   ------------   ---------------   --------------   -------------
    Income before income taxes                        234,425        277,672           153,044         (320,744)        344,397
Provision for income taxes                             (6,714)       (61,897)          (55,372)            -           (123,983)
                                                  -----------   ------------   ---------------   --------------   -------------
Net income                                            227,711        215,775            97,672         (320,744)        220,414
  Dividends on preferred stock                         (5,746)          -                 -                -             (5,746)
                                                  -----------   ------------   ---------------   --------------   -------------
Income available to common
  stockholders                                    $   221,965   $    215,775   $        97,672   $     (320,744)  $     214,668
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of Income
-------------------------------------------
for the Year Ended February 28, 2003
------------------------------------
Gross sales                                       $   817,458   $  1,989,490   $     1,145,520   $     (369,386)  $   3,583,082
  Less - excise taxes                                (148,129)      (412,022)         (291,319)            -           (851,470)
                                                  -----------   ------------   ---------------   --------------   -------------
    Net sales                                         669,329      1,577,468           854,201         (369,386)      2,731,612
Cost of product sold                                 (558,811)    (1,088,899)         (692,558)         369,371      (1,970,897)
                                                  -----------   ------------   ---------------   --------------   -------------
    Gross profit                                      110,518        488,569           161,643              (15)        760,715
Selling, general and administrative
  expenses                                           (109,576)      (146,037)          (95,380)            -           (350,993)
Restructuring charges                                    -            (4,764)             -                -             (4,764)
                                                  -----------   ------------   ---------------   --------------   -------------
    Operating income                                      942        337,768            66,263              (15)        404,958
Gain on change in fair value of
  derivative instruments                               23,129           -                 -                -             23,129
Equity in earnings of
  subsidiary/joint venture                            186,448         55,129              -            (229,341)         12,236
Interest expense, net                                  11,648       (114,051)           (2,984)            -           (105,387)
                                                  -----------   ------------   ---------------   --------------   -------------
   Income before income taxes                         222,167        278,846            63,279         (229,356)        334,936
Provision for income taxes                            (18,846)       (92,398)          (20,386)            -           (131,630)
                                                  -----------   ------------   ---------------   --------------   -------------
Net income                                        $   203,321   $    186,448   $        42,893   $     (229,356)  $     203,306
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of
------------------------------------
Income for the Year Ended February 28, 2002
--------------------------------------------
Gross sales                                       $   832,065   $  1,954,585   $     1,032,130   $     (398,567)  $   3,420,213
  Less - excise taxes                                (147,446)      (408,532)         (257,477)            -           (813,455)
                                                  -----------   ------------   ---------------   --------------   -------------
    Net sales                                         684,619      1,546,053           774,653         (398,567)      2,606,758
Cost of product sold                                 (511,714)    (1,172,935)         (625,522)         398,573      (1,911,598)
                                                  -----------   ------------   ---------------   --------------   -------------
    Gross profit                                      172,905        373,118           149,131                6         695,160
Selling, general and administrative
  expenses                                            (92,891)      (167,521)          (94,857)            -           (355,269)
                                                  -----------   ------------   ---------------   --------------   -------------
    Operating income                                   80,014        205,597            54,274                6         339,891
Equity in earnings of
  subsidiary/joint venture                             90,620         34,488              -            (123,441)          1,667
Interest expense, net                                  (3,689)      (106,610)           (3,890)            -           (114,189)
                                                  -----------   ------------   ---------------   --------------   -------------
    Income before income taxes                        166,945        133,475            50,384         (123,435)        227,369
Provision for income taxes                            (30,530)       (42,855)          (17,563)            -            (90,948)
                                                  -----------   ------------   ---------------   --------------   -------------
Net income                                        $   136,415   $     90,620   $        32,821   $     (123,435)  $     136,421
                                                  ===========   ============   ===============   ==============   =============


Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 29, 2004
------------------------------------------
Net cash provided by (used in)
  operating activities                            $   397,785   $    117,754   $      (175,232)  $         -      $     340,307

Cash flows from investing activities:
  Purchases of businesses, net of cash                   -        (1,069,470)             -                -         (1,069,470)
  Purchases of property, plant and
    equipment                                         (25,063)       (17,365)          (62,666)            -           (105,094)
  Payment of accrued earn-out amount                     -            (2,035)             -                -             (2,035)
  Proceeds from sale of assets                           -             5,892             7,557             -             13,449
  Proceeds from sale of business                         -              -                3,814             -              3,814
  Proceeds from sale of marketable
    equity securities                                    -              -                  849             -                849
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash used in investing activities                 (25,063)    (1,082,978)          (50,446)            -         (1,158,487)
                                                  -----------   ------------   ---------------   --------------   -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt, net of discount                           1,600,000           -                 -                -          1,600,000
  Proceeds from equity offerings,
    net of fees                                       426,086           -                 -                -            426,086
  Exercise of employee stock options                   36,017           -                 -                -             36,017
  Proceeds from employee stock
    purchases                                           3,481           -                 -                -              3,481
  Intercompany financing activities, net           (1,474,100)       756,757           717,343             -               -
  Principal payments of long-term debt               (885,359)        (3,518)         (393,397)            -         (1,282,274)
  Payment of issuance costs of
    long-term debt                                    (33,748)          -                 -                -            (33,748)
  Payment of dividends                                 (3,295)          -                 -                -             (3,295)
  Net (repayment of)  proceeds from
    notes payable                                      (2,000)        (1,400)            2,287             -             (1,113)
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash (used in) provided by
  financing activities                               (332,918)       751,839           326,233             -            745,154
                                                 ------------   ------------   ---------------   --------------   -------------

Effect of exchange rate changes on
  cash and cash investments                           (40,182)       216,068           (79,534)            -             96,352
                                                  -----------   ------------   ---------------   --------------   -------------

Net (decrease) increase in cash and
  cash investments                                       (378)         2,683            21,021             -             23,326
Cash and cash investments, beginning
  of period                                             1,426          1,248            11,136             -             13,810
                                                  -----------   ------------   ---------------   --------------   -------------
Cash and cash investments, end of
  period                                          $     1,048   $      3,931   $        32,157   $         -      $      37,136
                                                  ===========   ============   ===============   ==============   =============

Condensed Consolidating Statement of Cash
-----------------------------------------
Flows for the Year Ended February 28, 2003
------------------------------------------
Net cash provided by operating
  activities                                      $   135,057   $     83,491   $        17,505   $         -      $     236,053

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (15,541)       (39,451)          (16,583)            -            (71,575)
  Payment of accrued earn-out amount                     -            (1,674)             -                -             (1,674)
  Proceeds from sale of assets                              1            409               878             -              1,288
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash used in investing activities                 (15,540)       (40,716)          (15,705)            -            (71,961)
                                                  -----------   ------------   ---------------   --------------   -------------

Cash flows from financing activities:
  Principal payments of long-term debt               (141,423)        (3,458)           (6,253)            -           (151,134)
  Net repayment of notes payable                      (48,000)          -               (3,921)            -            (51,921)
  Payment of issuance costs of
    long-term debt                                        (20)          -                 -                -                (20)
  Exercise of employee stock options                   28,706           -                 -                -             28,706
  Proceeds from issuance of long-term
    debt, net of discount                                -              -               10,000             -             10,000
  Proceeds from employee stock
    purchases                                           2,885           -                 -                -              2,885
  Other                                                  -               142              (142)            -               -
                                                  -----------   ------------   ---------------   --------------   -------------
Net cash used in financing activities                (157,852)        (3,316)             (316)            -           (161,484)
                                                  -----------   ------------   ---------------   --------------   -------------

Effect of exchange rate changes on
  cash and cash investments                            38,923        (40,295)            3,613             -              2,241
                                                  -----------   ------------   ---------------   --------------   -------------

Net increase (decrease) in cash
  and cash investments                                    588           (836)            5,097             -              4,849
Cash and cash investments, beginning
  of year                                                 838          2,084             6,039             -              8,961
                                                  -----------   ------------   ---------------   --------------   -------------
Cash and cash investments, end of year            $     1,426   $      1,248   $        11,136   $         -      $      13,810
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
                                                  ===========   ============   ===============   ==============   =============

22.  BUSINESS SEGMENT INFORMATION:

     As a result of the Hardy Acquisition, the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company's chief operating officer. Consequently, the Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, investor relations, internal audit, treasury, tax, corporate development, legal, financial reporting, professional fees and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker's evaluation of the operating income performance of the other operating segments. The new business segments reflect how the Company's operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude restructuring and related charges and unusual costs that affect comparability. Accordingly, the financial information for the years ended February 28, 2003, and February 28, 2002, has been restated to conform to the new segment presentation. For the year ended February 29, 2004, restructuring and related charges and unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $22.5 million and $11.6 million, respectively, and restructuring and related charges of $48.0 million, including a write-down of commodity concentrate inventory of $16.8 million, partially offset by the relief from certain excise tax, duty and other costs incurred in prior years of $10.4 million. For the year ended February 28, 2003, restructuring and related charges and unusual costs consist of an asset impairment charge of $4.8 million recorded in connection with the Company's realignment of its business operations within the Constellation Wines segment. For the year ended February 28, 2002, restructuring and related charges and unusual costs consist of the write-off of the remaining deferred financing costs and unamortized discount associated with certain of the Company's senior subordinated notes which were redeemed in February 2002 of $2.6 million. The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting pronouncements described in Note 2. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

     Segment information is as follows:


                                                For the Years Ended
                                     ------------------------------------------
                                     February 29,   February 28,   February 28,
                                         2004           2003           2002
                                     ------------   ------------   ------------
(in thousands)
Constellation Wines:
--------------------
Net sales:
  Branded wine                       $  1,549,750   $    983,505   $    963,514
  Wholesale and other                     846,306        689,794        641,589
                                     ------------   ------------   ------------
Net sales                            $  2,396,056   $  1,673,299   $  1,605,103
Segment operating income             $    348,132   $    224,556   $    191,227
Equity in earnings of joint venture  $        542   $     12,236   $      1,667
Long-lived assets                    $  1,004,906   $    509,598   $    492,252
Investment in joint venture          $      8,412   $    123,064   $    110,520
Total assets                         $  4,789,199   $  2,429,890   $  2,323,295
Capital expenditures                 $     94,147   $     57,551   $     58,616
Depreciation and amortization        $     73,046   $     46,167   $     63,043

Constellation Beers and Spirits:
--------------------------------
Net sales:
  Imported beers                     $    862,637   $    776,006   $    726,953
  Spirits                                 284,551        282,307        274,702
                                     ------------   ------------   ------------
Net sales                            $  1,147,188   $  1,058,313   $  1,001,655
Segment operating income             $    252,533   $    217,963   $    178,805
Long-lived assets                    $     80,388   $     79,757   $     78,516
Total assets                         $    718,380   $    700,545   $    711,484
Capital expenditures                 $      7,497   $      8,722   $      8,350
Depreciation and amortization        $      9,491   $      9,732   $     17,940

Corporate Operations and Other:
-------------------------------
Net sales                            $       -      $        -     $       -
Segment operating loss               $    (41,717)  $    (32,797)  $    (27,551)
Long-lived assets                    $     12,068   $     13,114   $      7,996
Total assets                         $     51,094   $     65,895   $     34,606
Capital expenditures                 $      3,450   $      5,302   $      4,182
Depreciation and amortization        $     19,417   $      4,190   $      4,421

Restructuring and Related
-------------------------
  Charges and Unusual Costs:
----------------------------
Net sales                            $      9,185   $       -      $       -
Operating loss                       $    (71,591)  $     (4,764)  $     (2,590)

Consolidated:
-------------
Net sales                            $  3,552,429   $  2,731,612   $  2,606,758
Operating income                     $    487,357   $    404,958   $    339,891
Equity in earnings of joint venture  $        542   $     12,236   $      1,667
Long-lived assets                    $  1,097,362   $    602,469   $    578,764
Investment in joint venture          $      8,412   $    123,064   $    110,520
Total assets                         $  5,558,673   $  3,196,330   $  3,069,385
Capital expenditures                 $    105,094   $     71,575   $     71,148
Depreciation and amortization        $    101,954   $     60,089   $     85,404

     The Company's areas of operations are principally in the United States. Operations outside the United States are primarily in the United Kingdom and Australia and are included within the Constellation Wines segment.

     Geographic data is as follows:


                                                              For the Years Ended
                                                   ------------------------------------------
                                                   February 29,   February 28,   February 28,
                                                       2004           2003           2002
                                                   ------------   ------------   ------------
(in thousands)
Net Sales
---------
  United States                                    $  2,169,798   $  1,941,794   $  1,886,861
  Non-U.S.                                            1,382,631        789,818        719,897
                                                   ------------   ------------   ------------
    Total                                          $  3,552,429   $  2,731,612   $  2,606,758
                                                   ============   ============   ============

Significant non-U.S. revenue sources include:
  United Kingdom                                   $  1,128,022   $    789,818   $    719,897
  Australia                                        $    205,696   $       -      $       -
  New Zealand                                      $     32,533   $       -      $       -



                                                   February 29,   February 28,
                                                       2004           2003
                                                   ------------   ------------
Long-lived assets
-----------------
  United States                                    $    518,015   $    454,016
  Non-U.S.                                              579,347        148,453
                                                   ------------   ------------
    Total                                          $  1,097,362   $    602,469
                                                   ============   ============

Significant non-U.S. long-lived assets include:
  United Kingdom                                   $    183,214   $    148,453
  Australia                                        $    340,510   $       -
  New Zealand                                      $     55,532   $       -

23.  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) ("FIN No. 46(R)"), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51", which will replace FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," upon its effective date. FIN No. 46(R) retains many of the basic concepts introduced in FIN No. 46; however, it also introduces a new scope exception for certain types of entities that qualify as a business as defined in FIN No. 46(R) and revises the method of calculating expected losses and residual returns for determination of primary beneficiaries, including new guidance for assessing variable interests. The application of the transition requirements of FIN No. 46(R) with regard to special purpose entities and existing variable interest entities did not result in any entities requiring consolidation or any additional disclosures. The Company is continuing to evaluate the impact of FIN No. 46(R) for its adoption as of May 31, 2004. However, it is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes
Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ending February 29, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005. The Company is required to adopt the amendment to APB Opinion No. 28 for financial reports containing condensed financial statements for interim periods beginning March 1, 2004.

     In March 2004, the Financial Accounting Standards Board issued a proposed statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The objective of the proposed statement is to require recognition in an entity's financial statements of the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment (or compensation) transactions based on the fair value of the instruments at the grant date. The proposed statement would eliminate the alternative of continuing to account for share-based payment arrangements with employees under APB No. 25 and require that the compensation cost resulting from all share-based payment transactions be recognized in an entity's financial statements. If adopted in its current form, the proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Also, if adopted in its current form, the proposed statement could result in a significant charge to the Company's Consolidated Statement of Income for the fiscal year ended February 28, 2006.

24.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of selected quarterly financial information is as follows:


                                                                 QUARTER ENDED
                                             ------------------------------------------------------
                                               May 31,     August 31,   November 30,   February 29,
             Fiscal 2004                        2003          2003          2003           2004        Full Year
-------------------------------------        -----------   ----------   ------------   ------------   -----------
(in thousands, except per share data)
Net sales(1)                                 $   772,801   $  911,065   $    987,248   $    881,315   $ 3,552,429
Gross profit(1)                              $   209,085   $  240,532   $    282,616   $    243,555   $   975,788
Net income(2)                                $    39,189   $   35,564   $     82,840   $     62,821   $   220,414
Earnings per common share(3):
  Basic                                      $      0.42   $     0.35   $       0.76   $       0.57   $      2.13
                                             ===========   ==========   ============   ============   ===========
  Diluted                                    $      0.41   $     0.34   $       0.73   $       0.55   $      2.06
                                             ===========   ==========   ============   ============   ===========


                                                                 QUARTER ENDED
                                             -----------------------------------------------------
                                               May 31,     August 31,   November 30,   February 28,
             Fiscal 2003                        2002          2002          2002           2003        Full Year
-------------------------------------        -----------   ----------   ------------   ------------   -----------
(in thousands, except per share data)
Net sales                                    $   650,393   $  689,806   $    738,379   $    653,034   $ 2,731,612
Gross profit                                 $   176,726   $  193,262   $    213,494   $    177,233   $   760,715
Net income(4)                                $    37,369   $   49,572   $     64,344   $     52,021   $   203,306
Earnings per common share(3):
  Basic                                      $      0.42   $     0.55   $       0.71   $       0.57   $      2.26
                                             ===========   ==========   ============   ============   ===========
  Diluted                                    $      0.40   $     0.53   $       0.69   $       0.56   $      2.19
                                             ===========   ==========   ============   ============   ===========

(1) In the third quarter of fiscal 2004, the Company revised its accounting policy with regard to the income statement presentation of the reclassification adjustments of cash flow hedges of certain sales transactions. These cash flow hedges are used to reduce the risk of foreign currency exchange rate fluctuations resulting from the sale of product denominated in various foreign currencies. As such, the Company's revised accounting policy is to report the reclassification adjustments from AOCI to sales. Previously, the Company reported such reclassification adjustments in selling, general and administrative expenses. This change in accounting policy resulted in a reclassification which increased selling, general and administrative expenses and sales by $1.2 million and $2.3 million for the three months ended May 31, 2003, and August 31, 2003, respectively. No such reclassification was required for the comparable prior year periods. This reclassification did not affect operating income or net income.

(2) In Fiscal 2004, the Company recorded net unusual costs consisting of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition; restructuring and related charges resulting from (i) the realignment of business operations in the Constellation Wines segment and
     (ii) the Company's decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California; and gains from the relief of certain excise tax, duty and other costs incurred in prior years. The following table identifies these items, net of income taxes, by quarter and in the aggregate for Fiscal 2004:


                                                                 QUARTER ENDED
                                             ------------------------------------------------------
                                               May 31,     August 31,   November 30,   February 29,
             Fiscal 2004                        2003          2003          2003           2004        Full Year
-------------------------------------        -----------   ----------   ------------   ------------   -----------
(in thousands, net of tax)
Flow through of inventory step-up            $     3,531   $    5,770   $      1,741   $      3,340   $    14,382
Financing costs                                    2,582        3,334          1,490           -            7,406
Concentrate inventory write-down                    -          10,769           -              -           10,769
Restructuring charges                              1,482       10,934          5,176          2,347        19,939
Relief of certain excise tax, duty
  and other costs                                   -            -              -            (6,678)       (6,678)
                                             -----------   ----------   ------------   ------------   -----------
    Total restructuring and related
      charges and unusual costs              $     7,595   $   30,807   $      8,407   $       (991)  $    45,818
                                             ===========   ==========   ============   ============   ===========

(3) The sum of the quarterly earnings per common share in Fiscal 2004 and Fiscal 2003 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(4) During the fourth quarter of Fiscal 2003, the Company's Constellation Wines segment recorded an asset impairment charge of $4.8 million in connection with the planned closure of two of its production facilities in Fiscal 2004.


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON  ACCOUNTING  AND
-------   ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Information required by this item has been previously reported in the Company's Current Report on Form 8-K dated April 4, 2002, and Form 8-K/A filed May 24, 2002.


ITEM 9A.   CONTROLS AND PROCEDURES
--------

     The Company's Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with that evaluation, no changes were identified in the Company's "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's fiscal quarter ended February 29, 2004 (the Company's fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 2004, under those sections of the proxy statement to be titled "Election of Directors", "The Board of Directors and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

     The Company has adopted a code of ethics that applies to its chief executive officer and its senior financial officers. The Company's Chief
Executive Officer and Senior Financial Executive Code of Ethics is located on the Company's internet website at http://www.cbrands.com.investors.htm. Amendments to, and waivers granted under, our Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to our website as well.


ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 2004, under that section of the proxy statement to be titled "Executive Compensation" and that caption to be titled "Director Compensation" under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT  AND
--------   ---------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 2004, under those sections of the proxy statement to be titled "Beneficial Ownership" and "Stock Ownership of Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year. Additional information required by this item is as follows:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information with respect to the Company's compensation plans under which its equity securities may be issued, as of February 29, 2004. The equity compensation plans approved by security holders include the Company's Long-Term Stock Incentive Plan, Incentive Stock Option Plan and 1989 Employee Stock Purchase Plan. The equity compensation plans not approved by security holders include the Company's UK Sharesave Scheme (the "UK Plan"). Under the UK Plan, 2,000,000 shares of Class A Stock may be issued to eligible United Kingdom employees and directors of the Company in offerings that typically extend from three to five years. Under the terms of the UK Plan, participants may purchase shares of Class A Stock at the end of the offering period through payroll deductions made during the offering period. The payroll deductions are kept in interest bearing accounts until the participant either exercises the option at the end of the offering or withdraws from the offering. The exercise price for each offering is fixed at the beginning of the offering by the committee administering the plan and may be no less than 80% of the closing price of the stock on the day the exercise price is fixed. If a participant ceases to be employed by the Company, that participant may exercise the option during a period of time specified in the UK Plan or may withdraw from the offering. During the year ended February 29, 2004, an aggregate of 27,791 shares were issued pursuant to the UK Plan.


                             EQUITY COMPENSATION PLAN INFORMATION


                                    (a)                      (b)                        (c)
                                                                               Number of securities
                            Number of securities                              remaining available for
                             to be issued upon         Weighted-average        future issuance under
                                exercise of            exercise price of     equity compensation plans
                            outstanding options,      outstanding options,     (excluding securities
Plan Category               warrants and rights       warrants and rights    reflected in column (a))
-------------               --------------------      -------------------    -------------------------
Equity compensation
plans approved by
security holders                 11,287,473                $17.73                    9,425,948

Equity compensation
plans not approved by
security holders (1)                   -                      -                      1,971,451

Total                            11,287,473                $17.73                   11,397,399

--------------------------
(1) There are currently two ongoing offerings under the UK Plan. The exercise prices for shares that may be purchased at the end of these offerings are $12.6093 and $14.21, respectively. The number of options outstanding that represent the right to purchase shares at the end of the offerings is not determinable because the exchange rate is not known and because the Company cannot predict the level of participation by employees during the remaining term of the offerings.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 20, 2004, under that section of the proxy statement to be titled "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
--------   --------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual
Meeting of Stockholders of the Company to be held on July 20, 2004, under the relevant portion of the sections of the proxy statement to be titled "Audit Committee Report".

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

          The following consolidated financial statements of the Company are submitted herewith:

               Reports of Independent Public Accountants - KPMG LLP and Arthur Andersen LLP

               Consolidated Balance Sheets - February 29, 2004, and February 28, 2003

               Consolidated Statements of Income for the years ended February 29, 2004, February 28, 2003, and February 28, 2002

               Consolidated  Statements of Changes  in Stockholders' Equity  for
               the  years   ended  February  29, 2004,  February  28, 2003,  and
               February 28, 2002

               Consolidated Statements of Cash Flows for the years ended February 29, 2004, February 28, 2003, and February 28, 2002

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

     3.   Exhibits required to be filed by Item 601 of Regulation S-K

          For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 97 of this Report. The Index to Exhibits is incorporated herein by reference.

(b)  Reports on Form 8-K

The following Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended February 29, 2004:

     (i) Form 8-K dated January 6, 2004 and filed as of January 6, 2004. This Form 8-K reported information under Items 7, 9 and 12 and included (i) the Company's Condensed Consolidated Balance Sheets as of November 30, 2003 and February 28, 2003; (ii) the Company's Condensed Consolidated Statements of Income on a Reported Basis for the three months ended November 30, 2003 and November 30, 2002; (iii) the Company's Supplemental Consolidated Statements of Income on a Comparable Basis for the three months ended November 30, 2003 and November 30, 2002; (iv) the Company's Consolidated
            Statements of Income on a Reported Basis for the nine months ended November 30, 2003 and November 30, 2002; (v) the Company's Supplemental Consolidated Statements of Income on a Comparable Basis for the nine months ended November 30, 2003 and November 30, 2002; (vi) the Company's Consolidated Statements of Cash Flows for the nine months ended November 30, 2003 and November 30, 2002; (vii) the Company's Reconciliation of Reported and Comparable Historical Information for the three months ended
            November 30, 2003 and November 30, 2002 and the nine months ended November 30, 2003 and November 30, 2002; and (viii) the Company's Reconciliation of Reported and Comparable Diluted Earnings Per Share Guidance. *

     (ii)   Form 8-K  dated  February 10, 2004  and  filed  as  of  February 10,
            2004.   This Form 8-K  reported  information under Items 7 and 9.  *

     (iii) Form 8-K dated February 24, 2004 and filed as of February 25, 2004. This Form 8-K reported information under Items 7 and 9, and included the Company's Reconciliation of Reported and Comparable Information. *


*Designates Form 8-K was furnished rather than filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2004                       CONSTELLATION BRANDS, INC.


                                           By: /s/ Richard Sands
                                               ---------------------------------
                                               Richard Sands, Chairman of the
                                               Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Sands                              /s/ Thomas S. Summer
----------------------------------             ---------------------------------
Richard Sands, Director, Chairman              Thomas S. Summer, Executive Vice
of the Board and Chief Executive               President and Chief Financial
Officer (principal executive                   Officer (principal financial
officer)                                       officer and principal accounting
Dated: May 14, 2004                            officer)
                                               Dated: May 14, 2004


/s/ Robert Sands                               /s/ George Bresler
----------------------------------             ---------------------------------
Robert Sands, Director                         George Bresler, Director
Dated: May 14, 2004                            Dated: May 14, 2004


/s/ James A. Locke III                         /s/ Thomas C. McDermott
----------------------------------             ---------------------------------
James A. Locke III, Director                   Thomas C. McDermott, Director
Dated: May 14, 2004                            Dated: May 14, 2004


/s/ Paul L. Smith                              /s/ Jeananne K. Hauswald
----------------------------------             ---------------------------------
Paul L. Smith, Director                        Jeananne K. Hauswald, Director
Dated: May 14, 2004                            Dated: May 14, 2004

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

4.1 Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 25, 1999 (Commission File No. 001-08495) and incorporated herein by reference).

4.2 Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.2 to the Company's
        Current Report on Form 8-K dated February 25, 1999 (Commission File No. 001-08495) and incorporated herein by reference).

4.3 Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 28, 1999 (Commission File No. 001-08495) and incorporated herein by reference).

4.4 Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings
        Bank),  as  Trustee  (filed  as  Exhibit 4.20 to the Company's Quarterly
        Report on Form 10-Q for the fiscal quarter ended August 31, 1999 (Commission File No. 001-08495) and incorporated herein by reference).

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

4.10 Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan
        Chase  Bank  (formerly  known  as  The  Chase  Manhattan  Bank)  acts as
        Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 (Commission File No. 001-08495) and incorporated herein by reference).

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

4.23 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company's Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

4.24 Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

4.25 Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among Constellation Brands, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (filed herewith).

4.26 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.27 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.28 Deposit Agreement, dated as of July 30, 2003, by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as
        Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

10.1 Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 (Commission File No. 001-08495) and also filed herewith).

10.2 Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (Commission File No. 001-08495) and incorporated herein by reference).*

10.3 Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (Commission File No. 001-08495) and incorporated herein by reference).*

10.4 Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.5 Amendment Number One to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.6 Amendment Number Two to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 (Commission File No. 001-08495) and incorporated herein by reference).*

10.7 Amendment Number Three to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).*

10.8 Amendment Number Four to the Company's Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.9 Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.10 Amendment Number One to the Company's Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.11 Amendment Number Two to the Company's Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).*

10.12 Amendment Number Three to the Company's Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.13   Annual  Management  Incentive  Plan  of  the  Company  (filed as Exhibit
        10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 (Commission File No. 001-08495) and incorporated herein by reference).*

10.14 Amendment Number One to the Company's Annual Management Incentive Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (Commission File No. 001-08495) and incorporated herein by reference).*

10.15 Amendment Number Two to the Company's Annual Management Incentive Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.16 Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (Commission File No. 001-08495) and incorporated herein by reference).

10.17   Supplemental  Executive  Retirement  Plan  of  the  Company   (filed  as
        Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (Commission File No. 001-08495) and incorporated herein by reference).*

10.18 First Amendment to the Company's Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 (Commission File No. 001-08495) and incorporated herein by reference).*

10.19 Second Amendment to the Company's Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.20   Credit  Agreement,  dated  as  of  October 6, 1999, between the Company, certain  principal  subsidiaries,  and  certain banks for which JPMorgan
        Chase Bank (formerly known as The Chase Manhattan Bank) acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 (Commission File No. 001-08495) and incorporated herein by reference).

10.21 Amendment No. 1 to the Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

10.22 Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

10.23 Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

10.24 Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

10.25 Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

10.26 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.27 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company's Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

10.28 Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

10.29 Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among Constellation Brands, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).

10.30 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.31 Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).*

10.32   The  Constellation  Brands  UK  Sharesave  Scheme, as amended  (filed as
        Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

10.33 Letter Agreement between the Company and Thomas J. Mullin, dated February 18, 2000, addressing compensation (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).*

10.34 Letter Agreement between the Company and Stephen B. Millar, dated 9 April 2003, addressing compensation (filed herewith).*

10.35 Non-Competition Agreement between Stephen Brian Millar and BRL Hardy Limited (now known as Hardy Wine Company Limited) dated April 8, 2003 (filed herewith).*

10.36   Memorandum   of   Agreement   (Service  Contract)   between  BRL   Hardy
        Limited (now known as Hardy Wine Company Limited) and Stephen Brian Millar dated 11 June 1996 (filed herewith).*

10.37 BRL Hardy Superannuation Fund Deed of Variation dated 7 October 1998, together with Amending Deed No. 5 made on 23 December 1999, Amending Deed No. 6 made on 20 January 2003 and Amending Deed No. 7 made on 9 February 2004 (filed herewith).*

11.1    Statement re Computation of Per Share Earnings (filed herewith).

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

  *  Designates management contract or compensatory plan or arrangement.