Form 10-Q
period 2004-05-31
CONSTELLATION BRANDS, INC.
filed 2004-07-12
CIK 16918

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended May 31, 2004
                               ------------

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

            370 WOODCLIFF DRIVE, SUITE 300, FAIRPORT, NEW YORK 14450
         --------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (585) 218-3600
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2004, is set forth below:

                   CLASS                            NUMBER OF SHARES OUTSTANDING
                   -----                            ----------------------------
Class A Common Stock, Par Value $.01 Per Share                95,218,145
Class B Common Stock, Par Value $.01 Per Share                12,049,730

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                     May 31,      February 29,
                                                      2004            2004
                                                  ------------    ------------
                ASSETS
                ------
CURRENT ASSETS:
  Cash and cash investments                       $     11,443    $     37,136
  Accounts receivable, net                             711,847         635,910
  Inventories, net                                   1,315,356       1,261,378
  Prepaid expenses and other                           141,589         137,047
                                                  ------------    ------------
    Total current assets                             2,180,235       2,071,471
PROPERTY, PLANT AND EQUIPMENT, net                   1,060,706       1,097,362
GOODWILL                                             1,501,912       1,540,637
INTANGIBLE ASSETS, net                                 723,887         744,978
OTHER ASSETS                                            82,334         104,225
                                                  ------------    ------------
  Total assets                                    $  5,549,074    $  5,558,673
                                                  ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                          $    243,552    $      1,792
  Current maturities of long-term debt                 108,927         267,245
  Accounts payable                                     361,506         270,291
  Accrued excise taxes                                  55,377          48,465
  Other accrued expenses and liabilities               397,979         442,009
                                                  ------------    ------------
    Total current liabilities                        1,167,341       1,029,802
                                                  ------------    ------------
LONG-TERM DEBT, less current maturities              1,736,159       1,778,853
                                                  ------------    ------------
DEFERRED INCOME TAXES                                  178,258         187,410
                                                  ------------    ------------
OTHER LIABILITIES                                      156,633         184,989
                                                  ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value-
    Authorized, 1,000,000 shares;
    Issued, 170,500 shares at
    May 31, 2004, and February 29, 2004
    (Aggregate liquidation preference of
    $172,951 at May 31, 2004)                                2               2
  Class A Common Stock, $.01 par value-
    Authorized, 275,000,000 shares;
    Issued, 97,577,903 shares at
    May 31, 2004, and 97,150,219 shares
    at February 29, 2004                                   976             971
  Class B Convertible Common Stock,
    $.01 par value-
    Authorized, 30,000,000 shares;
    Issued, 14,557,530 shares at
    May 31, 2004, and 14,564,630 shares
    at February 29, 2004                                   146             146
  Additional paid-in capital                         1,030,121       1,024,048
  Retained earnings                                  1,059,071       1,010,193
  Accumulated other comprehensive
    income                                             250,385         372,302
                                                  ------------    ------------
                                                     2,340,701       2,407,662
                                                  ------------    ------------
  Less-Treasury stock-
  Class A Common Stock, 2,583,541 shares
    at May 31, 2004, and 2,583,608
    shares at February 29, 2004, at cost               (27,786)        (27,786)
  Class B Convertible Common Stock,
    2,502,900 shares at May 31, 2004,
    and February 29, 2004, at cost                      (2,207)         (2,207)
                                                  ------------    ------------
                                                       (29,993)        (29,993)
                                                  ------------    ------------
  Less-Unearned compensation-restricted
    stock awards                                           (25)            (50)
                                                  ------------    ------------
    Total stockholders' equity                       2,310,683       2,377,619
                                                  ------------    ------------
  Total liabilities and stockholders' equity      $  5,549,074    $  5,558,673
                                                  ============    ============

        The accompanying notes are an integral part of these statements.


                   CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                             For the Three Months Ended May 31,
                                             ----------------------------------
                                                 2004                  2003
                                             ------------          ------------
SALES                                        $  1,174,315          $    990,240
  Less - Excise taxes                            (247,010)             (217,438)
                                             ------------          ------------
    Net sales                                     927,305               772,802
COST OF PRODUCT SOLD                             (676,843)             (563,717)
                                             ------------          ------------
    Gross profit                                  250,462               209,085
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        (138,428)             (107,802)
RESTRUCTURING AND RELATED CHARGES                  (1,613)               (2,316)
                                             ------------          ------------
    Operating income                              110,421                98,967
GAIN ON CHANGE IN FAIR VALUE OF
  DERIVATIVE INSTRUMENTS                             -                    1,181
EQUITY IN EARNINGS OF EQUITY
  METHOD INVESTEES                                     62                   328
INTEREST EXPENSE, net                             (30,281)              (39,243)
                                             ------------          ------------
    Income before income taxes                     80,202                61,233
PROVISION FOR INCOME TAXES                        (28,873)              (22,044)
                                             ------------          ------------
NET INCOME                                         51,329                39,189
  Dividends on preferred stock                     (2,451)                 -
                                             ------------          ------------
INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                               $     48,878          $     39,189
                                             ============          ============


SHARE DATA:
Earnings per common share:
  Basic                                      $       0.46          $       0.42
                                             ============          ============
  Diluted                                    $       0.45          $       0.41
                                             ============          ============
Weighted average common shares outstanding:
  Basic                                           106,778                92,880
  Diluted                                         115,062                95,661

        The accompanying notes are an integral part of these statements.


                             CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (unaudited)

                                                                    For the Three Months Ended May 31,
                                                                    ----------------------------------
                                                                        2004                  2003
                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $     51,329          $     39,189

  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation of property, plant and equipment                       21,194                17,828
      Deferred tax provision                                               6,259                 4,650
      Amortization of intangible and other assets                          3,061                 5,966
      Noncash portion of loss on extinguishment of debt                    1,799                   800
      Loss (gain) on sale of assets                                          693                (2,003)
      Stock-based compensation expense                                        25                   158
      Amortization of discount on long-term debt                              13                    20
      Equity in earnings of equity method investees                          (62)                 (328)
      Gain on change in fair value of derivative instruments                -                   (1,181)
      Change in operating assets and liabilities, net of effects from purchases of businesses:
          Accounts receivable, net                                       (85,132)              (39,765)
          Inventories, net                                              (113,885)              (15,169)
          Prepaid expenses and other current assets                       12,566                15,571
          Accounts payable                                               112,745               (28,400)
          Accrued excise taxes                                             7,449                 5,461
          Other accrued expenses and liabilities                         (56,971)               (9,494)
          Other assets and liabilities, net                               (7,541)                  334
                                                                    ------------          ------------
            Total adjustments                                            (97,787)              (45,552)
                                                                    ------------          ------------
            Net cash used in operating activities                        (46,458)               (6,363)
                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (22,113)              (18,091)
  Payment of accrued earn-out amount                                      (1,338)                 (978)
  Proceeds from sale of assets                                               445                 4,896
  Purchases of businesses, net of cash acquired                             -               (1,067,694)
                                                                    ------------          ------------
            Net cash used in investing activities                        (23,006)           (1,081,867)
                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                                        265,891                15,735
  Exercise of employee stock options                                       5,814                 7,571
  Proceeds from employee stock purchases                                       1                  -
  Principal payments of long-term debt                                  (217,204)             (492,701)
  Payment of preferred stock dividends                                    (2,451)                 -
  Proceeds from issuance of long-term debt                                  -                1,600,000
  Payment of issuance costs of long-term debt                               -                  (32,547)
                                                                    ------------          ------------
            Net cash provided by financing activities                     52,051             1,098,058
                                                                    ------------          ------------

Effect of exchange rate changes on cash and cash investments              (8,280)               22,370
                                                                    ------------          ------------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS                     (25,693)               32,198
CASH AND CASH INVESTMENTS, beginning of period                            37,136                13,810
                                                                    ------------          ------------
CASH AND CASH INVESTMENTS, end of period                            $     11,443          $     46,008
                                                                    ============          ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Fair value of assets acquired, including cash acquired          $       -             $  1,893,029
    Liabilities assumed                                                     -                 (736,244)
                                                                    ------------          ------------
    Net assets acquired                                                     -                1,156,785
    Less - stock issuance                                                   -                  (77,243)
    Less - direct acquisition costs accrued or previously paid              -                  (10,343)
    Less - cash acquired                                                    -                   (1,505)
                                                                    ------------          ------------
    Net cash paid for purchases of businesses                       $       -             $  1,067,694
                                                                    ============          ============

                   The accompanying notes are an integral part of these statements.

                  CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004

1)   MANAGEMENT'S REPRESENTATIONS:

     The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Results of operations for interim periods are not necessarily indicative of annual results.

2)   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) ("FIN No. 46(R)"), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51". FIN No. 46(R) supersedes FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities". FIN No. 46(R) retains many of the basic concepts introduced in FIN No. 46; however, it also introduces a new scope exception for certain types of entities that qualify as a business as defined in FIN No. 46(R) and revises the method of calculating expected losses and residual returns for determination of primary beneficiaries, including new guidance for assessing variable interests. The adoption of FIN No. 46(R) did not have a material impact on the Company's consolidated financial statements.

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

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.4 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the three months ended May 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's March 2003 Credit Agreement (as defined in Note
7) and $400.0 million of borrowings under the Company's then existing bridge loan agreement. Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days  before  and  ending  two  days  after  April  4,  2003,  the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company's strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

     The  results  of  operations  of  Hardy  and  PWP   are  reported  in   the
Constellation  Wines  segment  and  have  been   included  in  the  Consolidated
Statements of Income since the accounting acquisition date.

     The following table summarizes the fair values of the assets acquired and liabilities assumed in the Hardy Acquisition at March 27, 2003, as adjusted for the final appraisal:


                   (in thousands)
                   Current assets                 $  535,374
                   Property, plant and equipment     332,125
                   Other assets                       27,672
                   Trademarks                        265,583
                   Goodwill                          613,900
                                                  ----------
                     Total assets acquired         1,774,654

                   Current liabilities               294,787
                   Long-term liabilities             326,646
                                                  ----------
                     Total liabilities acquired      621,433
                                                  ----------

                   Net assets acquired            $1,153,221
                                                  ==========

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

     The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the three months ended May 31, 2004, and May 31, 2003, respectively. The unaudited pro forma results of operations for the three months ended May 31, 2003, give effect to the Hardy Acquisition as if it occurred on March 1, 2003. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the three months ended May 31, 2003, do not reflect total pretax nonrecurring charges of $30.3 million ($0.23 per share on a diluted basis) related to transaction costs, primarily for the payment of stock options, which were incurred by Hardy prior to the acquisition, partially offset by the one-time benefit resulting from the application of new Australian tax consolidation rules effective for Hardy March 27, 2003, related to acquisition basis adjustments to fair value of $10.6 million ($0.11 per share on a diluted basis). The unaudited pro forma results of operations do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred on March 1, 2003, nor do they project the Company's financial position or results of operations at any future date or for any future period.


                                                For the Three Months
                                                    Ended May 31,
                                              -------------------------
                                                  2004          2003
                                              -----------   -----------
(in thousands, except per share data)
Net sales                                     $   927,305   $   802,162
Income before income taxes                    $    80,202   $    51,904
Net income                                    $    51,329   $    33,829
Income available to common stockholders       $    48,878   $    33,829

Earnings per common share:
  Basic                                       $      0.46   $      0.36
                                              ===========   ===========
  Diluted                                     $      0.45   $      0.35
                                              ===========   ===========

Weighted average common shares outstanding:
  Basic                                           106,778        94,274
  Diluted                                         115,062        97,055

4)   INVENTORIES:

     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                          May 31,     February 29,
                                           2004           2004
                                      -------------   -------------
          (in thousands)
          Raw materials and supplies  $      43,990   $      49,633
          In-process inventories            845,523         803,200
          Finished case goods               425,843         408,545
                                      -------------   -------------
                                      $   1,315,356   $   1,261,378
                                      =============   =============

5)   GOODWILL:

     The changes in the carrying amount of goodwill for the three months ended May 31, 2004, are as follows:


                                                 Constellation
                                 Constellation     Beers and
                                     Wines          Spirits      Consolidated
                                 -------------   -------------   ------------
(in thousands)
Balance, February 29, 2004       $   1,407,350   $     133,287   $  1,540,637
Purchase accounting allocations         (1,910)           -            (1,910)
Foreign currency translation
  adjustments                          (37,082)           (270)       (37,352)
Purchase price earn-out                    537            -               537
                                 -------------   -------------   ------------
Balance, May 31, 2004            $   1,368,895   $     133,017   $  1,501,912
                                 =============   =============   ============

6)   INTANGIBLE ASSETS:

     The major components of intangible assets are:


                                         May 31, 2004          February 29, 2004
                                   -----------------------   -----------------------
                                      Gross        Net         Gross         Net
                                    Carrying     Carrying     Carrying     Carrying
                                     Amount       Amount       Amount       Amount
                                   ----------   ----------   ----------   ----------
(in thousands)
Amortizable intangible assets:
  Distribution agreements          $   12,883   $    3,611   $   12,883   $    4,455
  Other                                 4,021           57        4,021           64
                                   ----------   ----------   ----------   ----------
    Total                          $   16,904        3,668   $   16,904        4,519
                                   ==========                ==========

Nonamortizable intangible assets:
  Trademarks                                       701,807                   722,047
  Agency relationships                              18,412                    18,412
                                                ----------                ----------
   Total                                           720,219                   740,459
                                                ----------                ----------
Total intangible assets                         $  723,887                $  744,978
                                                ==========                ==========

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $0.8 million and $0.4 million for the three months ended May 31, 2004, and May 31, 2003, respectively. Estimated amortization expense for the remaining nine months of fiscal 2005 and for each of the five succeeding fiscal years is as follows:

                             (in thousands)
                             2005      $  1,972
                             2006      $  1,318
                             2007      $    341
                             2008      $     25
                             2009      $     12
                             2010      $   -

7)   BORROWINGS:

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

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. As of May 31, 2004, the Company has made $55.0 million of scheduled and required payments on the Tranche A Term Loan facility, including $15.0 million during the three months ended May 31, 2004. In August 2003, the Company paid $100.0 million of the Tranche B Term Loan facility. In October 2003, the Company paid an additional $200.0 million of the Tranche B Term Loan facility. As of May 31, 2004, the required repayments of the Tranche A Term Loan and the Tranche B Term Loan are as follows:

                              Tranche A     Tranche B
                              Term Loan     Term Loan       Total
                             -----------   -----------   -----------
             (in thousands)
             2005            $    45,000   $      -      $    45,000
             2006                 80,000        54,420       134,420
             2007                100,000        54,420       154,420
             2008                120,000       119,048       239,048
             2009                   -          272,112       272,112
                             -----------   -----------   -----------
                             $   345,000   $   500,000   $   845,000
                             ===========   ===========   ===========

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.50%. As of May 31, 2004, the LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 1.75%, while the LIBOR margin on the Tranche B Term Loan facility is 2.00%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company is obligated to pledge collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and certain foreign subsidiaries and (ii) 65% of the voting capital stock of certain other foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and/or thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. As of May 31, 2004, the Company is in compliance with all of its covenants under its Credit Agreement.

     As of May 31, 2004, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $345.0 million bearing a weighted average interest rate of 2.9%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.2%, $235.0 million of revolving loans bearing a weighted average interest rate of 2.9%, undrawn revolving letters of credit of $18.4 million, and $146.7 million in revolving loans available to be drawn.

     Subsidiary facilities -
     ---------------------
     The Company has additional line of credit facilities totaling $101.9 million as of May 31, 2004. These lines support the borrowing needs of certain of the Company's foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2004, amounts outstanding under the subsidiary revolving credit facilities were $8.4 million.

     Redemption of senior subordinated notes -
     ---------------------------------------
     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of Senior Subordinated Notes. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. During the three months ended May 31, 2004, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

     Guarantees -
     ----------
     A foreign subsidiary of the Company has guaranteed debt of a joint venture in the maximum amount of $3.9 million as of May 31, 2004. The liability for this guarantee is not material and the Company does not have any collateral from this entity.

8)   RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

     Net  periodic  benefit  costs  reported  in  the Consolidated Statements of
Income  for   the  Company's  defined   benefit  pension  plans   and   unfunded
postretirement benefit plans include the following components:


                                              Defined Benefit              Unfunded Postretirement
                                               Pension Plans                   Benefit Plans
                                       ----------------------------      ----------------------------
                                        For the Three Months Ended        For the Three Months Ended
                                       ----------------------------      ----------------------------
                                         May 31,          May 31,          May 31,          May 31,
                                          2004             2003             2004             2003
                                       -----------      -----------      -----------      -----------
(in thousands)
Service cost                           $       543      $       551      $        52      $        37
Interest cost                                3,975            3,618               83               71
Expected return on plan assets              (4,201)          (3,789)            -                -
Amortization of prior service cost             573                2                2                1
Recognized net actuarial loss                   50              505                5                5
                                       -----------      -----------      -----------      -----------
Net periodic benefit cost              $       940      $       887      $       142      $       114
                                       ===========      ===========      ===========      ===========

     For the three months ended May 31, 2004, $0.8 million of contributions had been made by the Company to fund its pension plans. The Company presently anticipates contributing an additional $2.6 million to fund its pension plans in Fiscal 2005, resulting in total employer contributions of $3.4 million for Fiscal 2005.

9)   EARNINGS PER COMMON SHARE:

     Basic earnings per common share exclude the effect of common stock equivalents and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period for Class A Common Stock and Class B Common Stock. Diluted earnings per common share reflect the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assume the exercise of stock options using the treasury stock method and the conversion of Preferred Stock using the if-converted method.

     The computation of basic and diluted earnings per common share is as follows:


                                                        For the Three Months
                                                            Ended May 31,
                                                       ---------------------
                                                          2004        2003
                                                       ---------   ---------
(in thousands, except per share data)
Net income                                             $  51,329   $  39,189
Dividends on preferred stock                              (2,451)       -
                                                       ---------   ---------
Income available to common stockholders                $  48,878   $  39,189
                                                       =========   =========

Weighted average common shares outstanding - basic       106,778      92,880
Stock options                                              3,292       2,781
Preferred stock                                            4,992        -
                                                       ---------   ---------
Weighted average common shares outstanding - diluted     115,062      95,661
                                                       =========   =========

Earnings per common share - basic                      $    0.46   $    0.42
                                                       =========   =========
Earnings per common share - diluted                    $    0.45   $    0.41
                                                       =========   =========

     Stock options to purchase 2.5 million and 0.9 million shares of Class A Common Stock at a weighted average price per share of $33.26 and $27.39 were outstanding during the three months ended May 31, 2004, and May 31, 2003, respectively, but were not included in the computation of the diluted earnings per common share because the stock options' exercise price was greater than the average market price of the Class A Common Stock for the period.

10)  STOCK-BASED COMPENSATION:

     The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Options granted under the Company's plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company's stock option plans. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended. (See Note 15 for additional discussion regarding a proposed statement dealing with Share Based Payments.) The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                           For the Three Months
                                               Ended May 31,
                                           --------------------
                                             2004        2003
                                           --------    --------
(in thousands, except per share data)
Net income, as reported                    $ 51,329    $ 39,189
Add:  Stock-based employee
  compensation expense included in
  reported net income, net of related
  tax effects                                    15         105
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects     (2,634)     (2,465)
                                           --------    --------
Pro forma net income                       $ 48,710    $ 36,829
                                           ========    ========

Earnings per common share:
  Basic--as reported                       $   0.46    $   0.42
  Basic--pro forma                         $   0.43    $   0.40

 Diluted--as reported                      $   0.45    $   0.41
 Diluted--pro forma                        $   0.42    $   0.38

11)  COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:


                                                              For the Three Months
                                                                  Ended May 31,
                                                            ------------------------
                                                               2004          2003
                                                            ----------    ----------
(in thousands)
Net income                                                  $   51,329    $   39,189
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                    (104,745)      127,771
  Cash flow hedges:
    Net derivative (losses) gains, net of tax benefit
      (expense) of $9,464 and ($7,021), respectively           (21,896)       12,482
    Reclassification adjustments, net of tax expense
      of $1,503                                                  3,411          -
                                                            ----------    ----------
    Net cash flow hedges                                       (18,485)       12,482
    Unrealized gain on marketable equity securities,
      net of tax expense of $78                                    182          -
    Minimum pension liability adjustment, net of tax
      (expense) benefit of $498 and $1,022, respectively         1,131        (1,818)
                                                            ----------    ----------
Total comprehensive (loss) income                           $  (70,588)   $  177,624
                                                            ==========    ==========

     Accumulated other comprehensive income (loss) ("AOCI"), net of tax effects, includes the following components:


                                                            Unrealized
                                 Foreign          Net        Loss On      Minimum      Accumulated
                                Currency      Unrealized    Marketable    Pension         Other
                               Translation     Gains on       Equity     Liability    Comprehensive
                               Adjustments    Derivatives   Securities   Adjustment   Income (Loss)
                               -----------    -----------   ----------   ----------   -------------
(in thousands)
Balance, February 29, 2004     $   393,972    $    36,949   $     (432)  $  (58,187)  $     372,302
Current period change             (104,745)       (18,485)         182        1,131        (121,917)
                               -----------    -----------   ----------   ----------   -------------
Balance, May 31, 2004          $   289,227    $    18,464   $     (250)  $  (57,056)  $     250,385
                               ===========    ===========   ==========   ==========   =============

     The Company has an investment in marketable equity securities with an aggregate fair value of $13.9 million and $14.8 million as of May 31, 2004, and February 29, 2004, respectively, which is classified as an available-for-sale security. As such, gross unrealized losses of $0.4 million and $0.6 million as of May 31, 2004, and February 29, 2004, respectively, are included, net of applicable income taxes, within AOCI as of February 29, 2004. The Company uses the average cost method as its basis on which cost is determined in computing realized gains or losses. There were no realized gains or losses on sales of securities during the three months ended May 31, 2004. Realized gains on sales of securities during the three months ended May 31, 2003, are immaterial.

12)  RESTRUCTURING AND RELATED CHARGES:

     For the three months ended May 31, 2004, the Company recorded $1.6 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from the further realignment of business operations as previously announced in fiscal 2004, and included $1.2 million of employee termination benefit costs, $0.3 million of facility consolidation and relocation costs, and other related charges of $0.1 million. For the three months ended May 31, 2003, the Company recorded $2.3 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment.

     The Company estimates that the completion of the restructuring actions will include (i) a total of $9.8 million of employee termination benefit costs through February 28, 2005, of which $8.1 million has been incurred through May 31, 2004, (ii) a total of $22.1 million of grape contract termination costs through February 28, 2005, of which $17.7 million has been incurred through May 31, 2004, and (iii) a total of $5.1 million of facility consolidation and relocation costs through February 28, 2005, of which $2.2 million has been incurred through May 31, 2004. The Company has incurred other costs related to the restructuring plan for the disposal of fixed assets and other costs of realigning the business operations of the Constellation Wines segment. The Company expects to incur additional costs of realigning the business operations of $1.3 million during the year ending February 28, 2005, of which $0.1 million has been incurred through May 31, 2004.

     The following table illustrates the changes in the restructuring liability balance since February 29, 2004:


                                      Employee      Grape          Facility
                                    Termination    Contract     Consolidation/
                                      Benefit     Termination     Relocation
                                       Costs         Costs          Costs          Total
                                    -----------   -----------   --------------   ---------
(in thousands)
Balance, February 29, 2004          $     1,539   $     1,048   $         -      $   2,587
  Restructuring charges                   1,231          -                 256       1,487
  Cash expenditures                      (1,575)         -                (256)     (1,831)
  Foreign currency adjustments              (55)         -                -            (55)
                                    -----------   -----------   --------------   ---------
Balance, May 31, 2004               $     1,140   $     1,048   $         -      $   2,188
                                    ===========   ===========   ==============   =========

13)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

     The following information sets forth the condensed consolidating balance sheets of the Company as of May 31, 2004, and February 29, 2004, and the condensed consolidating statements of income and cash flows for the three months ended May 31, 2004, and May 31, 2003, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company's senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment ("Subsidiary Nonguarantors"). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at May 31, 2004
---------------
Current assets:
  Cash and cash investments                      $     3,044   $     1,526   $       6,873   $       -      $     11,443
  Accounts receivable, net                           110,259       168,315         433,273           -           711,847
  Inventories, net                                     9,457       605,182         708,921         (8,204)     1,315,356
  Prepaid expenses and other                          23,337        70,142          48,110           -           141,589
  Intercompany (payable) receivable                 (363,863)     (155,533)        519,396           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                          (217,766)      689,632       1,716,573         (8,204)     2,180,235
Property, plant and equipment, net                    49,638       352,074         658,994           -         1,060,706
Investments in subsidiaries                        4,316,779     1,873,912            -        (6,190,691)          -
Goodwill                                              49,202       494,065         958,645           -         1,501,912
Intangible assets, net                                10,572       313,602         399,713           -           723,887
Other assets                                          32,236         2,176          47,922           -            82,334
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 4,240,661   $ 3,725,461   $   3,781,847   $ (6,198,895)  $  5,549,074
                                                 ===========   ===========   =============   ============   ============

Current liabilities:
  Notes payable to banks                         $   235,000   $      -      $       8,552   $       -      $    243,552
  Current maturities of long-term debt                78,669         3,270          26,988           -           108,927
  Accounts payable                                    23,613        55,730         282,163           -           361,506
  Accrued excise taxes                                 7,869        20,895          26,613           -            55,377
  Other accrued expenses and liabilities             134,573         2,415         260,991           -           397,979
                                                 -----------   -----------   -------------   ------------   ------------
      Total current liabilities                      479,724        82,310         605,307           -         1,167,341
Long-term debt, less current maturities            1,700,016         6,761          29,382           -         1,736,159
Deferred income taxes                                 41,773        95,310          41,175           -           178,258
Other liabilities                                      4,678        21,764         130,191           -           156,633


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Stockholders' equity:
  Preferred stock                                          2          -               -              -                 2
  Class A and Class B common stock                     1,122         6,434         141,582       (148,016)         1,122
  Additional paid-in capital                       1,030,121     1,806,948       2,660,583     (4,467,531)     1,030,121
  Retained earnings                                1,067,275     1,494,167          80,977     (1,583,348)     1,059,071
  Accumulated other comprehensive
    (loss) income                                    (54,032)      211,767          92,650           -           250,385
  Treasury stock and other                           (30,018)         -               -              -           (30,018)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   2,014,470     3,519,316       2,975,792     (6,198,895)     2,310,683
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 4,240,661   $ 3,725,461   $   3,781,847   $ (6,198,895)  $  5,549,074
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 29, 2004
--------------------
Current assets:
  Cash and cash investments                      $     1,048   $     3,931   $      32,157   $       -      $     37,136
  Accounts receivable, net                           137,422       127,004         371,484           -           635,910
  Inventories, net                                     9,922       621,866         636,962         (7,372)     1,261,378
  Prepaid expenses and other                           8,734        68,596          59,717           -           137,047
  Intercompany (payable) receivable                 (381,765)     (150,962)        532,727           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                          (224,639)      670,435       1,633,047         (7,372)     2,071,471
Property, plant and equipment, net                    50,022       353,693         693,647           -         1,097,362
Investments in subsidiaries                        4,270,871     1,852,036            -        (6,122,907)          -
Goodwill                                              50,338       496,691         993,608           -         1,540,637
Intangible assets, net                                10,572       314,423         419,983           -           744,978
Other assets                                          36,041         2,146          66,038           -           104,225
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 4,193,205   $ 3,689,424   $   3,806,323   $ (6,130,279)  $  5,558,673
                                                 ===========   ===========   =============   ============   ============

Current liabilities:
  Notes payable to banks                         $      -      $      -      $       1,792   $       -      $      1,792
  Current maturities of long-term debt               260,061         3,542           3,642           -           267,245
  Accounts payable                                    33,631        60,327         176,333           -           270,291
  Accrued excise taxes                                 8,005        15,053          25,407           -            48,465
  Other accrued expenses and liabilities             151,534        11,956         278,519           -           442,009
                                                 -----------   -----------   -------------   ------------   ------------
      Total current liabilities                      453,231        90,878         485,693           -         1,029,802
Long-term debt, less current maturities            1,739,221         7,510          32,122           -         1,778,853
Deferred income taxes                                 56,815        98,119          32,476           -           187,410
Other liabilities                                      6,209        21,646         157,134           -           184,989
Stockholders' equity:
  Preferred stock                                          2          -               -              -                 2
  Class A and Class B common stock                     1,117         6,434         141,582       (148,016)         1,117
  Additional paid-in capital                       1,024,048     1,829,418       2,660,711     (4,490,129)     1,024,048
  Retained earnings                                1,017,565     1,425,789          58,973     (1,492,134)     1,010,193
  Accumulated other comprehensive
    (loss) income                                    (74,960)      209,630         237,632           -           372,302
  Treasury stock and other                           (30,043)         -               -              -           (30,043)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,937,729     3,471,271       3,098,898     (6,130,279)     2,377,619
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 4,193,205   $ 3,689,424   $   3,806,323   $ (6,130,279)  $  5,558,673
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2004
---------------------------------------
Sales                                            $   170,540   $   457,078   $     617,308   $    (70,611)  $  1,174,315
  Less - excise taxes                                (31,855)     (108,264)       (106,891)          -          (247,010)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        138,685       348,814         510,417        (70,611)       927,305
Cost of product sold                                (131,112)     (203,998)       (411,512)        69,779       (676,843)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                       7,573       144,816          98,905           (832)       250,462
Selling, general and administrative
  expenses                                           (38,844)      (44,438)        (55,146)          -          (138,428)
Restructuring and related charges                       -           (1,301)           (312)          -            (1,613)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating (loss) income                          (31,271)       99,077          43,447           (832)       110,421
Gain on change in fair value of
  derivative instruments                                -             -               -              -              -
Equity in earnings of equity
  method investees                                    68,378        22,004              62        (90,382)            62
Interest income (expense), net                         5,499       (27,491)         (8,289)          -           (30,281)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        42,606        93,590          35,220        (91,214)        80,202
Benefit from (provision for)
  income taxes                                         9,555       (25,212)        (13,216)          -           (28,873)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                            52,161        68,378          22,004        (91,214)        51,329
  Dividends on preferred stock                        (2,451)         -               -              -            (2,451)
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $    49,710   $    68,378   $      22,004   $    (91,214)  $     48,878
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Income
------------------------------------------
for the Three Months Ended May 31, 2003
---------------------------------------
Sales                                            $   172,326   $   497,302   $     411,271   $    (90,659)  $    990,240
  Less - excise taxes                                (29,853)     (105,280)        (82,305)          -          (217,438)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        142,473       392,022         328,966        (90,659)       772,802
Cost of product sold                                (118,292)     (272,615)       (263,400)        90,590       (563,717)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      24,181       119,407          65,566            (69)       209,085
Selling, general and administrative
  expenses                                           (28,901)      (42,685)        (36,216)          -          (107,802)
Restructuring and related charges                       -           (1,991)           (325)          -            (2,316)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating (loss) income                           (4,720)       74,731          29,025            (69)        98,967
Gain on change in fair value of
  derivative instruments                               1,181          -               -              -             1,181
Equity in earnings (loss) of
  equity method investees                             44,311        21,622            (212)       (65,393)           328
Interest expense, net                                 (1,564)      (35,771)         (1,908)          -           (39,243)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        39,208        60,582          26,905        (65,462)        61,233
Benefit from (provision for)
  income taxes                                            50       (16,271)         (5,823)          -           (22,044)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                            39,258        44,311          21,082        (65,462)        39,189
  Dividends on preferred stock                          -             -               -              -              -
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $    39,258   $    44,311   $      21,082   $    (65,462)  $     39,189
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2004
---------------------------------------
(in thousands)
Net cash (used in) provided by
  operating activities                           $   (41,380)  $    27,847   $     (32,925)  $       -      $    (46,458)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (2,006)       (6,560)        (13,547)          -           (22,113)
  Payment of accrued earn-out amount                    -           (1,338)           -              -            (1,338)
  Proceeds from sale of assets                             5          -                440           -               445
  Purchases of businesses, net of
    cash acquired                                       -             -               -              -              -
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (2,001)       (7,898)        (13,107)          -           (23,006)
                                                 -----------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Net proceeds from notes payable                    235,000            48          30,843           -           265,891
  Intercompany financing activities, net              22,000       (22,000)           -              -              -
  Exercise of employee stock options                   5,814          -               -              -             5,814
  Proceeds from employee stock
    purchases                                              1          -               -              -                 1
  Principal payments of long-term debt              (215,014)       (1,021)         (1,169)          -          (217,204)
  Payment of preferred stock dividends                (2,451)         -               -              -            (2,451)
  Proceeds from issuance of long-term
    debt                                                -             -               -              -              -
  Payment of issuance costs of
    long-term debt                                      -             -               -              -              -
                                                 -----------   -----------   -------------   ------------   ------------
Net cash provided by (used in)
  financing activities                                45,350       (22,973)         29,674           -            52,051
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                               27           619          (8,926)          -            (8,280)
                                                 -----------   -----------   -------------   ------------   ------------

Net increase (decrease) in cash and
  cash investments                                     1,996        (2,405)        (25,284)          -           (25,693)
Cash and cash investments, beginning
  of period                                            1,048         3,931          32,157           -            37,136
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $     3,044   $     1,526   $       6,873   $       -      $     11,443
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2003
---------------------------------------
Net cash (used in) provided by
  operating activities                           $    (7,108)  $     3,759   $      (3,014)  $       -      $     (6,363)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (3,288)       (5,268)         (9,535)          -           (18,091)
  Payment of accrued earn-out amount                    -             (978)           -              -              (978)
  Proceeds from sale of assets                          -             -              4,896           -             4,896
  Purchases of businesses, net of
    cash acquired                                       -       (1,067,694)           -              -        (1,067,694)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (3,288)   (1,073,940)         (4,639)          -        (1,081,867)
                                                 -----------   -----------   -------------   ------------   ------------

                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Cash flows from financing activities:
  Net proceeds from notes payable                     13,000          -              2,735           -            15,735
  Intercompany financing activities, net          (1,418,274)    1,069,166         349,108           -              -
  Exercise of employee stock options                   7,571          -               -              -             7,571
  Proceeds from employee stock
    purchases                                           -             -               -              -              -
  Principal payments of long-term debt              (145,363)         (840)       (346,498)          -          (492,701)
  Payment of preferred stock dividends                  -             -               -              -              -
  Proceeds from issuance of long-term
   debt                                            1,600,000          -               -              -         1,600,000
  Payment of issuance costs of
    long-term debt                                   (32,547)         -               -              -           (32,547)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash provided by financing
  activities                                          24,387     1,068,326           5,345           -         1,098,058
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                              916         2,392          19,062           -            22,370
                                                 -----------   -----------   -------------   ------------   ------------

Net increase in cash and cash
  investments                                         14,907           537          16,754           -            32,198
Cash and cash investments, beginning
  of period                                            1,426         1,248          11,136           -            13,810
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $    16,333   $     1,785   $      27,890   $       -      $     46,008
                                                 ===========   ===========   =============   ============   ============

14)  BUSINESS SEGMENT INFORMATION:

     The Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, investor relations, internal audit, treasury, tax, corporate development, legal, financial reporting, professional fees and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker's evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company's operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes restructuring and related charges and unusual costs that affect comparability from its definition of operating income for segment purposes. For the three months ended May 31, 2004, Restructuring and Unusual Costs consist of financing costs associated with the redemption of the Company's Senior Subordinated Notes (as defined in Note 7) of $10.3 million, restructuring and related charges of $1.6 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $1.3 million. For the three months ended May 31, 2003, Restructuring and Unusual Costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $5.5 million and $4.1 million, respectively, and restructuring and related charges of $2.3 million. The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and include the recently adopted accounting pronouncements described in Note 2. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

     Segment information is as follows:


                                            For the Three Months
                                                Ended May 31,
                                        ----------------------------
                                            2004            2003
                                        ------------    ------------
(in thousands)
Constellation Wines:
-------------------
Net sales:
  Branded wine                          $    363,883    $    310,480
  Wholesale and other                        247,235         184,853
                                        ------------    ------------
Net sales                               $    611,118    $    495,333
Segment operating income                $     67,659    $     61,023
Equity in earnings of equity
  method investees                      $         62    $        328
Long-lived assets                       $    969,046    $    885,832
Investments in equity method investees  $      7,686    $      5,459
Total assets                            $  4,697,738    $  4,524,452
Capital expenditures                    $     19,529    $     14,728
Depreciation and amortization           $     18,932    $     15,550

Constellation Beers and Spirits:
-------------------------------
Net sales:
  Imported beers                        $    236,896    $    207,264
  Spirits                                     79,291          70,205
                                        ------------    ------------
Net sales                               $    316,187    $    277,469
Segment operating income                $     67,852    $     59,883
Long-lived assets                       $     79,186    $     81,564
Total assets                            $    778,492    $    754,543
Capital expenditures                    $      1,826    $      1,783
Depreciation and amortization           $      2,760    $      2,560

Corporate Operations and Other:
------------------------------
Net sales                               $       -       $       -
Segment operating loss                  $    (11,869)   $    (10,071)
Long-lived assets                       $     12,474    $     13,720
Total assets                            $     72,844    $     79,961
Capital expenditures                    $        758    $      1,580
Depreciation and amortization           $      2,563    $      5,684

Restructuring and Unusual Costs:
-------------------------------
Operating loss                          $    (13,221)   $    (11,868)

Consolidated:
------------
Net sales                               $    927,305    $    772,802
Operating income                        $    110,421    $     98,967
Equity in earnings of equity
  method investees                      $         62    $        328
Long-lived assets                       $  1,060,706    $    981,116
Investments in equity method investees  $      7,686    $      5,459
Total assets                            $  5,549,074    $  5,358,956
Capital expenditures                    $     22,113    $     18,091
Depreciation and amortization           $     24,255    $     23,794

15)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes
Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ended February 29, 2004. In addition, the Company has adopted the interim disclosure provisions of SFAS No. 132(R) for the three months ended May 31, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005.

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

     In March 2004, the Emerging Issues Task Force ("EITF") ratified the consensuses reached in EITF Issue No. 03-6 ("EITF No. 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128." EITF No. 03-6 clarifies what is meant by a "participating security," provides guidance on applying the two-class method for computing earnings per share, and requires affected companies to retroactively restate earnings per share amounts presented. The Company is required to adopt EITF No. 03-6 for reporting periods beginning June 1, 2004. The Company is currently assessing the financial impact of EITF No. 03-6 on its basic earnings per share.

16)  SUBSEQUENT EVENT:

     Subsequent to May 31, 2004, four subsidiaries of the Company which were previously included as Subsidiary Nonguarantors, became Subsidiary Guarantors under the Company's existing indentures. As such, the following information sets forth the condensed consolidating balance sheets of the Company as of May 31, 2004, and February 29, 2004, and the condensed consolidating statements of income and cash flows for the three months ended May 31, 2004, and May 31, 2003, as if the new Subsidiary Guarantors had been in place as of and for all periods presented.


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Balance Sheet
-------------------------------------
at May 31, 2004
---------------
Current assets:
  Cash and cash investments                      $     3,044   $     1,983   $       6,416   $       -      $     11,443
  Accounts receivable, net                           110,259       194,006         407,582           -           711,847
  Inventories, net                                     9,457       676,782         637,321         (8,204)     1,315,356
  Prepaid expenses and other                          23,337        75,447          42,805           -           141,589
  Intercompany (payable) receivable                 (363,863)     (214,553)        578,416           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                          (217,766)      733,665       1,672,540         (8,204)     2,180,235
Property, plant and equipment, net                    49,638       407,551         603,517           -         1,060,706
Investments in subsidiaries                        4,316,779     1,778,584            -        (6,095,363)          -
Goodwill                                              49,202       581,951         870,759           -         1,501,912
Intangible assets, net                                10,572       387,598         325,717           -           723,887
Other assets                                          32,236         2,244          47,854           -            82,334
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 4,240,661   $ 3,891,593   $   3,520,387   $ (6,103,567)  $  5,549,074
                                                 ===========   ===========   =============   ============   ============

Current liabilities:
  Notes payable to banks                         $   235,000   $      -      $       8,552   $       -      $    243,552
  Current maturities of long-term debt                78,669         3,649          26,609           -           108,927
  Accounts payable                                    23,613        60,906         276,987           -           361,506
  Accrued excise taxes                                 7,869        21,330          26,178           -            55,377
  Other accrued expenses and liabilities             134,573         9,206         254,200           -           397,979
                                                 -----------   -----------   -------------   ------------   ------------
      Total current liabilities                      479,724        95,091         592,526           -         1,167,341
Long-term debt, less current maturities            1,700,016         7,380          28,763           -         1,736,159
Deferred income taxes                                 41,773       119,310          17,175           -           178,258
Other liabilities                                      4,678        21,834         130,121           -           156,633
Stockholders' equity:
  Preferred stock                                          2         -                -              -                 2
  Class A and Class B common stock                     1,122         6,443         141,573       (148,016)         1,122
  Additional paid-in capital                       1,030,121     1,954,709       2,418,486     (4,373,195)     1,030,121
  Retained earnings                                1,067,275     1,499,762          74,390     (1,582,356)     1,059,071
  Accumulated other comprehensive
    (loss) income                                    (54,032)      187,064         117,353           -           250,385
  Treasury stock and other                           (30,018)         -               -              -           (30,018)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   2,014,470     3,647,978       2,751,802     (6,103,567)     2,310,683
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 4,240,661   $ 3,891,593   $   3,520,387   $ (6,103,567)  $  5,549,074
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Balance Sheet
-------------------------------------
at February 29, 2004
--------------------
Current assets:
  Cash and cash investments                      $     1,048   $     4,664   $      31,424   $       -      $     37,136
  Accounts receivable, net                           137,422       145,152         353,336           -           635,910
  Inventories, net                                     9,922       696,928         561,900         (7,372)     1,261,378
  Prepaid expenses and other                           8,734        72,788          55,525           -           137,047
  Intercompany (payable) receivable                 (381,765)     (176,470)        558,235           -              -
                                                 -----------   -----------   -------------   ------------   ------------
      Total current assets                          (224,639)      743,062       1,560,420         (7,372)     2,071,471
Property, plant and equipment, net                    50,022       409,852         637,488           -         1,097,362
Investments in subsidiaries                        4,270,871     1,757,700            -        (6,028,571)          -
Goodwill                                              50,338       586,259         904,040           -         1,540,637
Intangible assets, net                                10,572       385,581         348,825           -           744,978
Other assets                                          36,041         2,146          66,038           -           104,225
                                                 -----------   -----------   -------------   ------------   ------------
  Total assets                                   $ 4,193,205   $ 3,884,600   $   3,516,811   $ (6,035,943)  $  5,558,673
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Current liabilities:
  Notes payable to banks                         $      -      $      -      $       1,792   $       -      $      1,792
  Current maturities of long-term debt               260,061         3,949           3,235           -           267,245
  Accounts payable                                    33,631        67,459         169,201           -           270,291
  Accrued excise taxes                                 8,005        15,344          25,116           -            48,465
  Other accrued expenses and liabilities             151,534        23,352         267,123           -           442,009
                                                 -----------   -----------   -------------   ------------   ------------
      Total current liabilities                      453,231       110,104         466,467           -         1,029,802
Long-term debt, less current maturities            1,739,221         8,510          31,122           -         1,778,853
Deferred income taxes                                 56,815       119,704          10,891           -           187,410
Other liabilities                                      6,209        21,646         157,134           -           184,989
Stockholders' equity:
  Preferred stock                                          2          -               -              -                 2
  Class A and Class B common stock                     1,117         6,443         141,573       (148,016)         1,117
  Additional paid-in capital                       1,024,048     1,977,179       2,418,614     (4,395,793)     1,024,048
  Retained earnings                                1,017,565     1,431,384          53,378     (1,492,134)     1,010,193
  Accumulated other comprehensive
    (loss) income                                    (74,960)      209,630         237,632           -           372,302
  Treasury stock and other                           (30,043)         -               -              -           (30,043)
                                                 -----------   -----------   -------------   ------------   ------------
      Total stockholders' equity                   1,937,729     3,624,636       2,851,197     (6,035,943)     2,377,619
                                                 -----------   -----------   -------------   ------------   ------------
  Total liabilities and
    stockholders' equity                         $ 4,193,205   $ 3,884,600   $   3,516,811   $ (6,035,943)  $  5,558,673
                                                 ===========   ===========   =============   ============   ============


Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2004
---------------------------------------
Sales                                            $   170,540   $   488,748   $     585,638   $    (70,611)  $  1,174,315
  Less - excise taxes                                (31,855)     (109,219)       (105,936)          -          (247,010)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        138,685       379,529         479,702        (70,611)       927,305
Cost of product sold                                (131,112)     (223,744)       (391,766)        69,779       (676,843)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                       7,573       155,785          87,936           (832)       250,462
Selling, general and administrative
  expenses                                           (38,844)      (52,067)        (47,517)          -          (138,428)
Restructuring and related charges                       -           (1,301)           (312)          -            (1,613)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating (loss) income                          (31,271)      102,417          40,107           (832)       110,421
Gain on change in fair value of
  derivative instruments                                -             -               -              -              -
Equity in earnings of equity
  method investees                                    68,378        21,012              62        (89,390)            62
Interest income (expense), net                         5,499       (28,408)         (7,372)          -           (30,281)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        42,606        95,021          32,797        (90,222)        80,202
Benefit from (provision for) income taxes              9,555       (26,643)        (11,785)          -           (28,873)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                            52,161        68,378          21,012        (90,222)        51,329
  Dividends on preferred stock                        (2,451)         -               -              -            (2,451)
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $    49,710   $    68,378   $      21,012   $    (90,222)  $     48,878
                                                 ===========   ===========   =============   ============   ============


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Condensed Consolidating Statement of Income
-------------------------------------------
for the Three Months Ended May 31, 2003
---------------------------------------
Sales                                            $   172,326   $   519,597   $     388,976   $    (90,659)  $    990,240
  Less - excise taxes                                (29,853)     (105,914)        (81,671)          -          (217,438)
                                                 -----------   -----------   -------------   ------------   ------------
    Net sales                                        142,473       413,683         307,305        (90,659)       772,802
Cost of product sold                                (118,292)     (286,713)       (249,302)        90,590       (563,717)
                                                 -----------   -----------   -------------   ------------   ------------
    Gross profit                                      24,181       126,970          58,003            (69)       209,085
Selling, general and administrative
  expenses                                           (28,901)      (44,563)        (34,338)          -          (107,802)
Restructuring and related charges                       -           (1,991)           (325)          -            (2,316)
                                                 -----------   -----------   -------------   ------------   ------------
    Operating (loss) income                           (4,720)       80,416          23,340            (69)        98,967
Gain on change in fair value of
  derivative instruments                               1,181          -               -              -             1,181
Equity in earnings (loss) of
  equity method investees                             44,311        16,900            (212)       (60,671)           328
Interest expense, net                                 (1,564)      (35,763)         (1,916)          -           (39,243)
                                                 -----------   -----------   -------------   ------------   ------------
    Income before income taxes                        39,208        61,553          21,212        (60,740)        61,233
Benefit from (provision for) income taxes                 50       (17,242)         (4,852)          -           (22,044)
                                                 -----------   -----------   -------------   ------------   ------------
Net income                                            39,258        44,311          16,360        (60,740)        39,189
  Dividends on preferred stock                          -             -               -              -              -
                                                 -----------   -----------   -------------   ------------   ------------
Income available to common
  stockholders                                   $    39,258   $    44,311   $      16,360   $    (60,740)  $     39,189
                                                 ===========   ===========   =============   =============  ============


Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2004
---------------------------------------
Net cash (used in) provided by
  operating activities                           $   (41,380)  $    28,259   $     (33,337)  $       -      $    (46,458)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (2,006)       (6,842)        (13,265)          -           (22,113)
  Payment of accrued earn-out amount                    -           (1,338)           -              -            (1,338)
  Proceeds from sale of assets                             5             3             437           -               445
  Purchases of businesses, net of
    cash acquired                                       -             -               -              -              -
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (2,001)       (8,177)        (12,828)          -           (23,006)
                                                 -----------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Net proceeds from notes payable                    235,000            48          30,843           -           265,891
  Intercompany financing activities, net              22,000       (22,000)           -              -              -
  Exercise of employee stock options                   5,814          -               -              -             5,814
  Proceeds from employee stock
    purchases                                              1          -               -              -                 1
  Principal payments of long-term debt              (215,014)       (1,430)           (760)          -          (217,204)
  Payment of preferred stock dividends                (2,451)         -               -              -            (2,451)
  Proceeds from issuance of long-term
    debt                                                -             -               -              -              -
  Payment of issuance costs of
    long-term debt                                      -             -               -              -              -
                                                 -----------   -----------   -------------   ------------   ------------
Net cash provided by (used in)
  financing activities                                45,350       (23,382)         30,083           -            52,051
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                               27           619          (8,926)          -            (8,280)
                                                 -----------   -----------   -------------   ------------   ------------


                                                   Parent      Subsidiary     Subsidiary
                                                   Company     Guarantors    Nonguarantors   Eliminations   Consolidated
                                                 -----------   -----------   -------------   ------------   ------------
(in thousands)
Net increase (decrease) in cash and
  cash investments                                     1,996        (2,681)        (25,008)          -           (25,693)
Cash and cash investments, beginning
  of period                                            1,048         4,664          31,424           -            37,136
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $     3,044   $     1,983   $       6,416   $       -      $     11,443
                                                 ===========   ===========   =============   ============   ============

Condensed Consolidating Statement of Cash Flows
-----------------------------------------------
for the Three Months Ended May 31, 2003
---------------------------------------
Net cash (used in) provided by
  operating activities                           $    (7,108)  $       116   $         629   $       -      $     (6,363)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (3,288)       (5,671)         (9,132)          -           (18,091)
  Payment of accrued earn-out amount                    -             (978)           -              -              (978)
  Proceeds from sale of assets                          -            4,500             396           -             4,896
  Purchases of businesses, net of cash
    acquired                                            -       (1,067,694)           -              -        (1,067,694)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash used in investing activities                 (3,288)   (1,069,843)         (8,736)          -        (1,081,867)
                                                 -----------   -----------   -------------   ------------   ------------

Cash flows from financing activities:
  Net proceeds from notes payable                     13,000          -              2,735           -            15,735
  Intercompany financing activities, net          (1,418,274)    1,069,177         349,097           -              -
  Exercise of employee stock options                   7,571          -               -              -             7,571
  Proceeds from employee stock
    purchases                                           -             -               -              -              -
  Principal payments of long-term debt              (145,363)       (1,138)       (346,200)          -          (492,701)
  Payment of preferred stock dividends                  -             -               -              -              -
  Proceeds from issuance of long-term
    debt                                           1,600,000          -               -              -         1,600,000
  Payment of issuance costs of
    long-term debt                                   (32,547)         -               -              -           (32,547)
                                                 -----------   -----------   -------------   ------------   ------------
Net cash provided by financing
  activities                                          24,387     1,068,039           5,632           -         1,098,058
                                                 -----------   -----------   -------------   ------------   ------------

Effect of exchange rate changes on
  cash and cash investments                              916         2,392          19,062           -            22,370
                                                 -----------   -----------   -------------   ------------   ------------

Net increase in cash and cash
  investments                                         14,907           704          16,587           -            32,198
Cash and cash investments, beginning
  of period                                            1,426         1,248          11,136           -            13,810
                                                 -----------   -----------   -------------   ------------   ------------
Cash and cash investments, end of
  period                                         $    16,333   $     1,952   $      27,723   $       -      $     46,008
                                                 ===========   ===========   =============   ============   ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW
--------

     The Company generates revenue through the production, marketing and sale of beverage alcohol products, primarily in North America, Europe and Australia. The Company has a broad portfolio of brands across the wine, imported beer and distilled spirits categories, and is the largest wine company in the world.

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

     The Company desires to maintain a balance between growth businesses and scale businesses. The Company's growth businesses include approximately half of the Company's branded wine business (specifically premium wines in the U.S. and wines in the U.K.), imported beer in the U.S. and the U.K. wholesale business. The scale businesses include spirits, the remaining half of the Company's branded wine business, cider, and non-branded sales. The scale businesses are operated to maximize profitability and cash flow and to maintain strong routes-to-market. With a solid foundation of growth and scale businesses, the Company expects to continue to be able to leverage sales growth into even higher growth in earnings and cash flow.

     The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

     In First Quarter 2005 (as defined below), the Company's net sales increased 20.0% over First Quarter 2004 (as defined below) primarily from the inclusion of an additional one month of sales of products acquired in the Hardy Acquisition as well as increases in imported beer sales, U.K. wholesale sales, spirits sales and a favorable foreign currency impact. Operating income increased 11.6% over the comparable prior year period as the net sales growth and related gross profit growth were partially offset by (i) an increase in unusual costs as a result of the redemption of the Company's Senior Subordinated Notes and (ii) increased selling and advertising expenses, as the Company continues to invest dollars behind the imported beer portfolio and certain wine brands to drive growth and broader distribution. Lastly, as a result of the above factors and lower interest expense for First Quarter 2005, net income increased 31.0% over the comparable prior year period.

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

     The Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beer and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, investor relations, internal audit, treasury, tax, corporate development, legal, financial reporting, professional fees and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker's evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company's operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes restructuring and related charges and unusual costs that affect comparability from its definition of operating income for segment purposes.

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 2004 ("First Quarter 2005"), compared to the three months ended May 31, 2003 ("First Quarter 2004"), and (ii) financial liquidity and capital resources for First Quarter 2005. This discussion and analysis also identifies certain restructuring and related charges expected to affect consolidated results of operations of the Company for the year ending February 28, 2005 ("Fiscal 2005"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 ("Fiscal 2004").

ACQUISITION IN FISCAL 2004

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

     Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.4 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the three months ended May 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's March 2003 Credit Agreement (as defined below) and $400.0 million of borrowings under the Company's then existing bridge loan agreement. Additionally, the Company issued 3,288,913 shares of the Company's Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company's Class A Common Stock beginning two days  before  and  ending  two  days  after  April  4,  2003,  the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company's strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company's strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

     The results of operations of Hardy and PWP have been reported in the Company's Constellation Wines segment since March 27, 2003. Accordingly, the Company's results of operations for First Quarter 2005 include the results of operations of Hardy and PWP for the entire period, whereas the results of operations for First Quarter 2004 only include the results of operations of Hardy and PWP from March 27, 2003, to the end of First Quarter 2004.


RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

     NET SALES

     The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for First Quarter 2005 and First Quarter 2004.


                                           First Quarter 2005 Compared to First Quarter 2004
                                           -------------------------------------------------
                                                              Net Sales
                                           -------------------------------------------------
                                              2005                 2004            %Increase
                                           -----------         -----------         ---------
Constellation Wines:
  Branded wine                             $   363,883         $   310,480           17.2%
  Wholesale and other                          247,235             184,853           33.7%
                                           -----------         -----------
Constellation Wines net sales              $   611,118         $   495,333           23.4%
                                           -----------         -----------
Constellation Beers and Spirits:
  Imported beers                           $   236,896         $   207,264           14.3%
  Spirits                                       79,291              70,205           12.9%
                                           -----------         -----------
Constellation Beers and Spirits net sales  $   316,187         $   277,469           14.0%
                                           -----------         -----------
Corporate Operations and Other             $      -            $      -               N/A
                                           -----------         -----------
Consolidated Net Sales                     $   927,305         $   772,802           20.0%
                                           ===========         ===========

     Net sales for First Quarter 2005 increased to $927.3 million from $772.8 million for First Quarter 2004, an increase of $154.5 million, or 20.0%. This increase resulted primarily from the inclusion of $48.9 million of net sales of products acquired in the Hardy Acquisition as well as increases in imported beer sales of $29.6 million, U.K. wholesale sales of $26.5 million (on a local currency basis) and spirits sales of $9.1 million. In addition, net sales benefited from a favorable foreign currency impact of $42.1 million.

     Constellation Wines

     Net sales for Constellation Wines increased to $611.1 million for First Quarter 2005 from $495.3 million in First Quarter 2004, an increase of $115.8 million, or 23.4%. Branded wine net sales increased

$53.4 million. This increase resulted primarily from an additional one month of sales of $45.7 million of branded wines acquired in the Hardy Acquisition, completed in March 2003, and a favorable foreign currency impact of $14.3 million. Wholesale and other net sales increased $62.4 million primarily due to growth in the U.K. wholesale business of $26.5 million (on a local currency basis) and a favorable foreign currency impact of $27.7 million. The net sales increase in the U.K. wholesale business on a local currency basis is primarily due to the addition of new national accounts and increased sales in existing accounts during First Quarter 2005. The Company continues to face competitive discounting within select markets and geographies driven in part by excess grape supplies. The Company believes that the grape supply/demand cycle should come into balance over the next couple of years. The Company has taken a strategy of preserving the long-term brand equity of its portfolio and investing its marketing dollars in the higher growth sectors of the wine business.

     Constellation Beers and Spirits

     Net sales for Constellation Beers and Spirits increased to $316.2 million for First Quarter 2005 from $277.5 million for First Quarter 2004, an increase of $38.7 million, or 14.0%. This increase resulted from both pricing and volume gains on the Company's imported beer portfolio, which increased $29.6 million, as well as an increase in spirits net sales of $9.1 million. The pricing gains are due to the price increase on the Company's Mexican beer portfolio that was introduced in January 2004. The Company believes the volume gains for First Quarter 2005 were attributable to several factors, including (i) good acceptance by beer retailers of the price increase; (ii) the inclusion of Corona in special product promotions by certain grocery stores in California, the purpose of which were to attract customers back to those stores following the end of strikes; and
(iii) increased advertising and selling expenses behind the Mexican beer portfolio. The growth in spirits net sales is attributable to increases in both the Company's branded sales as well as contract production sales.

     The Company's imported beer volume was better than expected for First Quarter 2005. The Company expects net sales growth for imported beer for Fiscal 2005 to be in the mid to high single digits despite difficult volume comparisons for the third and fourth quarters of Fiscal 2005. The difficult volume comparisons are primarily due to the timing of the price increase which resulted in strong wholesaler and retailer demand in the third and fourth quarters of Fiscal 2004.

     GROSS PROFIT

     The Company's gross profit increased to $250.5 million for First Quarter 2005 from $209.1 million for First Quarter 2004, an increase of $41.4 million, or 19.8%. The Constellation Wines segment's gross profit increased $24.1 million primarily due to the additional one month of sales of branded wines acquired in the Hardy Acquisition plus a favorable foreign currency impact. The Constellation Beers and Spirits segment's gross profit increased $13.1 million primarily due to the price increase and volume growth in the segment's imported beer portfolio. In addition, unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $4.2 million in First Quarter 2005 versus First Quarter 2004. This decrease resulted from reduced flow through of inventory step-up associated with the Hardy Acquisition. Gross profit as a percent of net sales decreased slightly to 27.0% for First Quarter 2005 from 27.1% for First Quarter 2004 as increased gross margins in the Constellation Beers and Spirits segment, driven primarily by increased sales of higher margin imported beer brands and reduced flow through of inventory step-up were more than offset by increased sales of lower margin U.K. wholesale products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $138.4 million for First Quarter 2005 from $107.8 million for First Quarter 2004, an increase of $30.6 million, or 28.4%. The Constellation Wines segment's selling, general and administrative expenses increased $17.4 million primarily due to the additional one month of selling, general and administrative expenses from the Hardy and PWP businesses, plus increased selling and advertising expenses as the Company continues to invest dollars behind specific wine brands to drive broader distribution. The Constellation Beers and Spirits segment's selling, general and administrative expenses increased $5.1 million due to increased advertising and general and administrative expenses to support the growth across this segment's businesses. The Corporate Operations and Other segment's selling, general and administrative expenses increased $1.8 million primarily due to increased general and administrative expenses to support the Company's growth. Lastly, there was an increase of $6.3 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. This increase consists of $10.3 million of financing costs recorded in First Quarter 2005 related to the Company's redemption of its Senior Subordinated Notes (as defined below) offset by $4.0 million of financing costs recorded in First Quarter 2004 in connection with the Hardy Acquisition. Selling, general and administrative expenses as a percent of net sales increased to 14.9% for First Quarter 2005 as compared to 13.9% for First Quarter 2004 primarily due to the increase in unusual costs as a result of the redemption of the Company's Senior Subordinated Notes and increased advertising and selling expenses discussed above.

     RESTRUCTURING AND RELATED CHARGES

     The Company recorded $1.6 million of restructuring and related charges for First Quarter 2005 associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from further realignment of business operations as previously announced in Fiscal 2004, and included $1.2 million of employee termination benefit costs, $0.3 million of facility consolidation and relocation costs, and other related charges of $0.1 million. The Company recorded $2.3 million of restructuring and related charges for First Quarter 2004 associated with the restructuring plan of the Constellation Wines segment.

     For Fiscal 2005, the Company expects to incur total restructuring and related charges of $11.8 million associated with the restructuring plan of the Constellation Wines segment. These charges are expected to consist of $7.4 million related to the further realignment of business operations in the Constellation Wines segment and $4.4 million related to renegotiating existing grape contracts as a result of both exiting the commodity concentrate product line and selling the Escalon facility in Fiscal 2004.

     OPERATING INCOME

     The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for First Quarter 2005 and First Quarter 2004.


                                     First Quarter 2005 Compared to First Quarter 2004
                                     -------------------------------------------------
                                                   Operating Income (Loss)
                                     -------------------------------------------------
                                        2005                2004             %Increase
                                     ----------          ----------          ---------
Constellation Wines                  $   67,659          $   61,023             10.9%
Constellation Beers and Spirits          67,852              59,883             13.3%
Corporate Operations and Other          (11,869)            (10,071)            17.9%
                                     ----------          ----------
   Total Reportable Segments            123,642             110,835             11.6%
Restructuring and Related Charges
 and Unusual Costs                      (13,221)            (11,868)            11.4%
                                     ----------          ----------
Consolidated Operating Income        $  110,421          $   98,967             11.6%
                                     ==========          ==========

     Restructuring and related charges and unusual costs of $13.2 million for First Quarter 2005 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $1.3 million, financing costs associated with the redemption of the Company's Senior Subordinated Notes of $10.3 million, and restructuring and related charges associated with the

Company's realignment of its business operations in the wine segment of $1.6 million. Restructuring and related charges and unusual costs of $11.9 million for First Quarter 2004 represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $5.5 million and $4.0 million, respectively, and restructuring and related charges associated with the Company's realignment of its business operations in the wine segment of $2.3 million. As a result of these costs and the factors discussed above, consolidated operating income increased to $110.4 million for First Quarter 2005 from $99.0 million for First Quarter 2004, an increase of $11.5 million, or 11.6%.

     INTEREST EXPENSE, NET

     Interest expense, net of interest income of $0.5 million and $1.1 million for First Quarter 2005 and First Quarter 2004, respectively, decreased to $30.3 million for First Quarter 2005 from $39.2 million for First Quarter 2004, a decrease of $9.0 million, or (22.8%). The decrease resulted from lower average borrowings in First Quarter 2005 as well as slightly lower average borrowing rates. The reduction in debt resulted from the use of proceeds from the July 2003 Equity Offerings to pay down debt incurred to partially finance the Hardy Acquisition, and the reduced average borrowing rates were attributed in part to the replacement of $200.0 million of higher fixed rate subordinated note debt with lower variable rate revolver debt.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate remained the same at 36.0% for First Quarter 2005 and First Quarter 2004.

     NET INCOME

     As a result of the above factors, net income increased to $51.3 million for First Quarter 2005 from $39.2 million for First Quarter 2004, an increase of $12.1 million, or 31.0%.


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

FIRST QUARTER 2005 CASH FLOWS

     OPERATING ACTIVITIES

     Net cash used in operating activities for First Quarter 2005 was $46.5 million, which resulted from $51.3 million of net income, plus $33.0 million of net noncash items charged to the Consolidated Statement of Income, less $130.8 million representing the net change in the Company's operating assets and liabilities. The net noncash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The net change in operating assets and liabilities resulted primarily from seasonal increases in inventories (primarily due to the Australian grape harvest) and accounts receivable, and decreases in income taxes payable and accrued salaries, partially offset by a seasonal increase in accounts payable.

     INVESTING ACTIVITIES

     Net cash used in investing activities for First Quarter 2005 was $23.0 million, which resulted primarily from $22.1 million of capital expenditures.

     FINANCING ACTIVITIES

     Net cash provided by financing activities for First Quarter 2005 was $52.1 million resulting primarily from net proceeds of $265.9 million from notes payable partially offset by principal payments of long-term debt of $217.2 million.

     During June 1998, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management's discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of July 12, 2004, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during First Quarter 2005.

DEBT

     Total debt outstanding as of May 31, 2004, amounted to $2,088.6 million, an increase of $40.7 million from February 29, 2004. The ratio of total debt to total capitalization increased to 47.5% as of May 31, 2004, from 46.3% as of February 29, 2004. This increase is due primarily to lower total capitalization as a result of movements in foreign currency exchange rates.

     SENIOR CREDIT FACILITY

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

     The Tranche A Term Loan facility and the Tranche B Term Loan facility were fully drawn on March 27, 2003. As of May 31, 2004, the Company has made $55.0 million of scheduled and required payments on the Tranche A Term Loan facility, including $15.0 million during First Quarter 2005. In August 2003, the Company paid $100.0 million of the Tranche B Term Loan facility. In October 2003, the Company paid an additional $200.0 million of the Tranche B Term Loan facility. As of May 31, 2004, the required repayments of the Tranche A Term Loan and the Tranche B Term Loan are as follows:


                 Tranche A        Tranche B
                 Term Loan        Term Loan        Total
                -----------      -----------    -----------
(in thousands)
2005            $    45,000      $      -       $    45,000
2006                 80,000           54,420        134,420
2007                100,000           54,420        154,420
2008                120,000          119,048        239,048
2009                   -             272,112        272,112
                -----------      -----------    -----------
                $   345,000      $   500,000    $   845,000
                ===========      ===========    ===========

     The rate of interest payable, at the Company's option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.50% and 2.50%. As of May 31, 2004, the LIBOR margin for the Revolving Credit facility and the Tranche A Term Loan facility is 1.75%, while the LIBOR margin on the Tranche B Term Loan facility is 2.00%.

     The Company's obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company is obligated to pledge collateral of (i) 100% of the capital stock of all of the Company's U.S. subsidiaries and certain foreign subsidiaries and (ii) 65% of the voting capital stock of certain other foreign subsidiaries of the Company.

     The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and/or thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. As of May 31, 2004, the Company is in compliance with all of its covenants under its Credit Agreement.

     As of May 31, 2004, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $345.0 million bearing a weighted average interest rate of 2.9%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.2%, $235.0 million of revolving loans bearing a weighted average interest rate of 2.9%, undrawn revolving letters of credit of $18.4 million, and $146.7 million in revolving loans available to be drawn.

     SUBSIDIARY FACILITIES

     The Company has additional line of credit facilities totaling $101.9 million as of May 31, 2004. These lines support the borrowing needs of certain of the Company's foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2004, amounts outstanding under the subsidiary revolving credit facilities were $8.4 million.

     SENIOR NOTES

     As of May 31, 2004, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of May 31, 2004, the Company had outstanding (pound) 1.0 million ($1.8 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of May 31, 2004, the Company had outstanding (pound) 154.0 million ($281.7 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     Also, as of May 31, 2004, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     SENIOR SUBORDINATED NOTES

     On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. During First Quarter 2005, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

     As of May 31, 2004, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

     GUARANTEES

     A foreign subsidiary of the Company has guaranteed debt of a joint venture in the maximum amount of $3.9 million as of May 31, 2004. The liability for this guarantee is not material and the Company does not have any collateral from this entity.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes
Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ended February 29, 2004. In addition, the Company has adopted the interim disclosure provisions of SFAS No. 132(R) for the three months ended May 31, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005.

     In March 2004, the Financial Accounting Standards Board issued a proposed statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The objective of the proposed statement is to require recognition in an entity's financial statements of the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment (or compensation) transactions based on the fair value of the instruments at the grant date. The proposed statement would eliminate the alternative of continuing to account for share-based payment arrangements with employees under APB No. 25 and require that the compensation cost resulting from all share-based payment transactions be recognized in an entity's financial statements. If adopted in its current form, the proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Also, if adopted in its current form, the proposed statement could result in a significant charge to the Company's Consolidated Statement of Income for the fiscal year ending February 28, 2006.

     In March 2004, the Emerging Issues Task Force ("EITF") ratified the consensuses reached in EITF Issue No. 03-6 ("EITF No. 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128." EITF No. 03-6 clarifies what is meant by a "participating security," provides guidance on applying the two-class method for computing earnings per share, and requires affected companies to retroactively restate earnings per share amounts presented. The Company is required to adopt EITF No. 03-6 for reporting periods beginning June 1, 2004. The Company is currently assessing the financial impact of EITF No. 03-6 on its basic earnings per share.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company's future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-Q are also subject to the following risks and uncertainties: the Company achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company's competitors; raw material supply, production or shipment difficulties could adversely affect the Company's ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company's products and/or result in higher than expected selling, general and administrative expenses; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in foreign currency exchange rates. For additional information about risks and uncertainties that could adversely affect the Company's forward-looking statements, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004.


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

     Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of May 31, 2004, the Company had exposures to foreign currency risk primarily related to the Australian Dollar, Euro, New Zealand Dollar, British Pound Sterling, Canadian Dollar and Mexican Peso.

     As of May 31, 2004, and May 31, 2003, the Company had outstanding derivative contracts with a notional value of $705.2 million and $601.1 million, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the U.S. dollar had been 10% weaker as of May 31, 2004, and May 31, 2003, the fair value of open foreign exchange contracts would have been increased by $4.0 million and $3.2 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses.

     The fair value of fixed rate debt is subject to interest rate risk. The fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate debt, including current maturities, was $1,001.6 million and $1,097.6 million as of May 31, 2004, and May 31, 2003, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2004, and May 31, 2003, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $39.2 million and $51.0 million, respectively.

     In addition to the $1.0 billion fair value of fixed rate debt outstanding, the Company also had variable rate debt outstanding (primarily LIBOR based) as of May 31, 2004, and May 31, 2003, of $1,080.0 million and $1,615.0 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates at May 31, 2004, and May 31, 2003, would result in an approximate increase in cash required for interest of $9.5 million and $8.7 million, respectively.

     The Company has on occasion entered into interest rate swap agreements to reduce its exposure to interest rate changes relative to its variable rate debt. As of May 31, 2004, and May 31, 2003, the Company had no interest rate swap agreements outstanding.

ITEM 4.   CONTROLS AND PROCEDURES
-------   -----------------------

     The Company's Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with that evaluation, no changes were identified in the Company's "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's fiscal quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.19 Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

4.20 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

4.21 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

4.22 Deposit Agreement by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

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

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32)    SECTION 1350 CERTIFICATIONS.

32.1    Certification of Chief Executive Officer pursuant to  Section 18  U.S.C.
        1350.

32.2    Certification of Chief Financial Officer pursuant to  Section 18  U.S.C.
        1350.

     (b) The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended May 31, 2004:

             (i) Form 8-K dated April 7, 2004 and filed as of April 7, 2004. This Form 8-K reported information under Items 7, 9 and 12, and included (i) the Company's Condensed Consolidated Balance Sheets as of February 29, 2004 and February 28, 2003; (ii) the Company's Consolidated Statements of Income on a Reported Basis for the three months ended February 29, 2004 and February 28, 2003; (iii) the Company's Consolidated Statements of Income on a Reported Basis for the year ended February 29, 2004 and February 28, 2003;
                     (iv) the Company's Consolidated Statements of Cash Flows for the year ended February 29, 2004 and February 28, 2003;
                     (v) the Company's Reconciliation of Reported and Comparable Historical Information for the three months ended February 29, 2004 and February 28, 2003 and the year ended February 29, 2004 and February 28, 2003; (vi) the Company's Reconciliation of Reported and Pro Forma Net Sales for the three months ended February 29, 2004 and February 28, 2003 and the year ended February 29, 2004 and February 28, 2003; and (vii) the Company's Reconciliation of Reported and Comparable Diluted Earnings Per Share Guidance.*

             (ii) Form 8-K dated May 17, 2004 and filed as of May 17, 2004. This Form 8-K reported information under Items 7 and 9.*

*Designates Form 8-K was furnished rather than filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSTELLATION BRANDS, INC.

Dated: July 12, 2004                By:/s/ Thomas F. Howe
                                       --------------------------------------
                                       Thomas F. Howe, Senior Vice President,
                                       Controller

Dated: July 12, 2004                By:/s/ Thomas S. Summer
                                       --------------------------------------
                                       Thomas S. Summer, Executive Vice
                                       President and Chief Financial Officer
                                       (principal financial officer and
                                       principal accounting officer)

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

4.16 Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

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

4.19 Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (filed as
        Exhibit 4.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).

4.20 Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.21 Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.22 Deposit Agreement, dated as of July 30, 2003, by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

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