Form 10-Q
period 2004-08-31
CONSTELLATION BRANDS, INC.
filed 2004-10-12
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number 001-08495

CONSTELLATION BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0716709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Woodcliff Drive, Suite 300, Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

(585) 218-3600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒   No  ☐

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2004, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	95,935,580
Class B Common Stock, Par Value $.01 Per Share	11,984,930

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	August 31,	February 29,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash investments	$9,768	$37,136
Accounts receivable, net	789,081	635,910
Inventories	1,318,748	1,261,378
Prepaid expenses and other	176,999	137,047
Total current assets	2,294,596	2,071,471
PROPERTY, PLANT AND EQUIPMENT, net	1,061,278	1,097,362
GOODWILL	1,491,925	1,540,637
INTANGIBLE ASSETS, net	720,037	744,978
OTHER ASSETS, net	87,814	104,225
Total assets	$5,655,650	$5,558,673

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$193,596	$1,792
Current maturities of long-term debt	79,343	267,245
Accounts payable	403,073	270,291
Accrued excise taxes	69,598	48,465
Other accrued expenses and liabilities	457,658	442,009
Total current liabilities	1,203,268	1,029,802
LONG-TERM DEBT, less current maturities	1,720,588	1,778,853
DEFERRED INCOME TAXES	197,835	187,410
OTHER LIABILITIES	152,790	184,989
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value-
Authorized, 1,000,000 shares;
Issued, 170,500 shares at August 31, 2004, and
February 29, 2004 (Aggregate liquidation preference
of $172,951 at August 31, 2004)	2	2
Class A Common Stock, $.01 par value-
Authorized, 275,000,000 shares;
Issued, 98,301,048 shares at August 31, 2004,
and 97,150,219 shares at February 29, 2004	983	971
Class B Convertible Common Stock, $.01 par value-
Authorized, 30,000,000 shares;
Issued, 14,550,230 shares at August 31, 2004,
and 14,564,630 shares at February 29, 2004	146	146
Additional paid-in capital	1,043,467	1,024,048
Retained earnings	1,137,234	1,010,193
Accumulated other comprehensive income	228,354	372,302
	2,410,186	2,407,662
Less-Treasury stock-
Class A Common Stock, 2,485,307 shares at
August 31, 2004, and 2,583,608 shares at
February 29, 2004, at cost	(26,810)	(27,786)
Class B Convertible Common Stock, 2,502,900 shares
at August 31, 2004, and February 29, 2004, at cost	(2,207)	(2,207)
	(29,017)	(29,993)
Less-Unearned compensation-restricted stock awards	-	(50)
Total stockholders' equity	2,381,169	2,377,619
Total liabilities and stockholders' equity	$5,655,650	$5,558,673

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
SALES	$2,474,557	$2,140,757	$1,300,242	$1,150,517
Less - Excise taxes	(510,311)	(456,891)	(263,301)	(239,453)
Net sales	1,964,246	1,683,866	1,036,941	911,064
COST OF PRODUCT SOLD	(1,424,101)	(1,234,249)	(747,258)	(670,532)
Gross profit	540,145	449,617	289,683	240,532
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	(270,783)	(235,095)	(132,355)	(127,293)
RESTRUCTURING AND RELATED CHARGES	(2,782)	(19,399)	(1,169)	(17,083)
Operating income	266,580	195,123	156,159	96,156
GAIN ON CHANGE IN FAIR VALUE OF
DERIVATIVE INSTRUMENTS	-	1,181	-	-
EQUITY IN EARNINGS OF EQUITY
METHOD INVESTEES	262	839	200	511
INTEREST EXPENSE, net	(60,681)	(80,341)	(30,400)	(41,098)
Income before income taxes	206,161	116,802	125,959	55,569
PROVISION FOR INCOME TAXES	(74,218)	(42,049)	(45,345)	(20,005)
NET INCOME	131,943	74,753	80,614	35,564
Dividends on preferred stock	(4,902)	(844)	(2,451)	(844)
INCOME AVAILABLE TO COMMON
STOCKHOLDERS	$127,041	$73,909	$78,163	$34,720

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.20	$0.78	$0.73	$0.36
Basic - Class B Common Stock	$1.09	$0.71	$0.67	$0.32
Diluted	$1.14	$0.75	$0.69	$0.34
Weighted average common shares outstanding:
Basic - Class A Common Stock	95,085	83,655	95,451	86,502
Basic - Class B Common Stock	12,054	12,071	12,049	12,070
Diluted	115,588	99,916	116,147	104,131

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended August 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,943	$74,753

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of property, plant and equipment	43,311	38,902
Deferred tax provision	14,884	2,811
Amortization of intangible and other assets	5,756	14,041
Loss on disposal of assets	2,813	468
Noncash portion of loss on extinguishment of debt	1,799	800
Stock-based compensation expense	53	183
Amortization of discount on long-term debt	35	28
Equity in earnings of equity method investees	(262)	(839)
Gain on change in fair value of derivative instruments	-	(1,181)
Change in operating assets and liabilities, net of effects
from purchases of businesses:
Accounts receivable, net	(169,792)	(99,984)
Inventories	(119,808)	77,826
Prepaid expenses and other current assets	(36,251)	14,155
Accounts payable	145,195	(44,289)
Accrued excise taxes	22,085	13,906
Other accrued expenses and liabilities	20,502	(13,305)
Other, net	(8,113)	10,140
Total adjustments	(77,793)	13,662
Net cash provided by operating activities	54,150	88,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,910)	(46,444)
Payment of accrued earn-out amount	(1,339)	(978)
Proceeds from sale of assets	1,024	10,150
Purchases of businesses, net of cash acquired	-	(1,069,166)
Proceeds from sale of marketable equity securities	-	777
Net cash used in investing activities	(51,225)	(1,105,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(234,676)	(1,021,688)
Payment of preferred stock dividends	(4,902)	-
Payment of issuance costs of long-term debt	(901)	(33,473)
Net proceeds from notes payable	192,472	32,407
Exercise of employee stock options	17,351	15,227
Proceeds from employee stock purchases	2,432	1,817
Proceeds from issuance of long-term debt	-	1,600,000
Proceeds from equity offerings, net of fees	-	426,359
Net cash (used in) provided by financing activities	(28,224)	1,020,649

Effect of exchange rate changes on cash and cash investments	(2,069)	30,252

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(27,368)	33,655
CASH AND CASH INVESTMENTS, beginning of period	37,136	13,810
CASH AND CASH INVESTMENTS, end of period	$9,768	$47,465

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$-	$1,804,875
Liabilities assumed	-	(648,089)
Net assets acquired	-	1,156,786
Less - stock issuance	-	(77,243)
Less - direct acquisition costs accrued or previously paid	-	(8,872)
Less - cash acquired	-	(1,505)
Net cash paid for purchases of businesses	$-	$1,069,166

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004

1)	MANAGEMENT’S REPRESENTATIONS:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Results of operations for interim periods are not necessarily indicative of annual results.

2)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) ("FIN No. 46(R)"), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51". FIN No. 46(R) supersedes FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities". FIN No. 46(R) retains many of the basic concepts introduced in FIN No. 46; however, it also introduces a new scope exception for certain types of entities that qualify as a business as defined in FIN No. 46(R) and revises the method of calculating expected losses and residual returns for determination of primary beneficiaries, including new guidance for assessing variable interests. The adoption of FIN No. 46(R) did not have a material impact on the Company’s consolidated financial statements.

Effective June 1, 2004, the Company adopted EITF Issue No. 03-6 ("EITF No. 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128." EITF No. 03-6 clarifies what is meant by a "participating security" provides guidance on applying the two-class method for computing earnings per share, and requires affected companies to retroactively restate earnings per share amounts for all periods presented.

The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Therefore, under EITF No. 03-6, the Class B Convertible Common Stock is considered a participating security requiring the use of the two-class method for the computation of net income per share - basic, rather than the if-converted method as previously used. In addition, the shares of Class B Convertible Common Stock are considered to be participating convertible securities since the shares of Class B Convertible Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock. Net income per share - basic reflects the application of EITF No. 03-6 and has been computed using the two-class method for all period presented. Net income per share - diluted continues to be computed using the if-converted method. (See Note 10).

3)	ACQUISITIONS:

On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy’s outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Through this acquisition, the Company acquired one of Australia’s largest wine producers with interests in wineries and vineyards in most of Australia’s major wine regions as well as New Zealand and the United States and Hardy's marketing and sales operations in the United Kingdom.

Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.4 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the six months ended August 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company's then existing credit agreement and $400.0 million of borrowings under the Company’s then existing bridge loan agreement. Additionally, the Company issued 3,288,913 shares of the Company’s Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company’s Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company’s strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

The results of operations of Hardy and PWP are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the accounting acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Hardy Acquisition at March 27, 2003, as adjusted for the final appraisal:

(in thousands)
Current assets	$535,374
Property, plant and equipment	332,125
Other assets	27,672
Trademarks	265,583
Goodwill	613,805
Total assets acquired	1,774,559

Current liabilities	294,692
Long-term liabilities	326,646
Total liabilities acquired	621,338

Net assets acquired	$1,153,221

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2004	February 29, 2004
(in thousands)
Raw materials and supplies	$62,050	$49,633
In-process inventories	794,091	803,200
Finished case goods	462,607	408,545
	$1,318,748	$1,261,378

5)	GOODWILL:

The changes in the carrying amount of goodwill for the six months ended August 31, 2004, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in thousands)
Balance, February 29, 2004	$1,407,350	$133,287	$1,540,637
Purchase accounting allocations	(2,005)	-	(2,005)
Foreign currency translation adjustments	(48,179)	215	(47,964)
Purchase price earn-out	1,257	-	1,257
Balance, August 31, 2004	$1,358,423	$133,502	$1,491,925

6)	INTANGIBLE ASSETS:

The major components of intangible assets are:

	August 31, 2004		February 29, 2004
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in thousands)
Amortizable intangible assets:
Distribution agreements	$12,883	$2,869	$12,883	$4,455
Other	4,021	52	4,021	64
Total	$16,904	2,921	$16,904	4,519

Nonamortizable intangible assets:
Trademarks		698,704		722,047
Agency relationships		18,412		18,412
Total		717,116		740,459
Total intangible assets		$720,037		$744,978

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.6 million and $0.9 million for the six months ended August 31, 2004, and August 31, 2003, and $0.9 million and $0.5 million for the three months ended August 31, 2004, and August 31, 2003, respectively. Estimated amortization expense for the remaining six months of fiscal 2005 and for each of the five succeeding fiscal years is as follows:

(in thousands)
2005	$1,225
2006	$1,318
2007	$341
2008	$25
2009	$12
2010	$-

7)	BORROWINGS:

Senior credit facility -
In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement, which since has been amended (or amended and restated) in March 2003, October 2003, February 2004 and August 2004 (as amended and restated in August 2004, the "Credit Agreement"). The Credit Agreement provides for aggregate credit facilities of $1.2 billion consisting of a $345.0 million Tranche A Term Loan facility due in February 2008, a $500.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. The Company uses the Revolving Credit facility under the Credit Agreement to fund its working capital needs on an on-going basis. In August 2004 the then outstanding principal balance under both the Tranche A and Tranche B Term Loan facilities was refinanced on essentially the same terms as the credit agreement in effect prior to August 2004 but at a lower Applicable Rate (as such term is defined in the Credit Agreement) and the remaining payment schedule of the Tranche B Term Loan facility was modified.

As of August 31, 2004, the required principal repayments of the Tranche A Term Loan and the Tranche B Term Loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2005	$30,000	$-	$30,000
2006	80,000	5,000	85,000
2007	100,000	5,000	105,000
2008	120,000	125,313	245,313
2009	-	364,687	364,687
	$330,000	$500,000	$830,000

The rate of interest payable, at the Company’s option, is LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 2.50%. As of August 31, 2004, the LIBOR margin for the Revolving Credit facility is 1.75%, the LIBOR margin for the Tranche A Term Loan facility is 1.25%, and the LIBOR margin on the Tranche B Term Loan facility is 1.50%.

The Company’s obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company is obligated to pledge collateral of (i) 100% of the capital stock of all of the Company’s U.S. subsidiaries and certain foreign subsidiaries and (ii) 65% of the voting capital stock of certain other foreign subsidiaries of the Company.

The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and/or thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. As of August 31, 2004, the Company is in compliance with all of its covenants under its Credit Agreement.

As of August 31, 2004, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $330.0 million bearing a weighted average interest rate of 3.2%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.5%, $139.0 million of revolving loans bearing a weighted average interest rate of 3.2%, undrawn revolving letters of credit of $26.9 million, and $234.1 million in revolving loans available to be drawn.

Subsidiary facilities -
The Company has additional line of credit facilities totaling $155.7 million as of August 31, 2004. These lines support the borrowing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2004, amounts outstanding under the subsidiary revolving credit facilities were $54.6 million.

Redemption of senior subordinated notes -
On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of Senior Subordinated Notes. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. During the six months ended August 31, 2004, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

Guarantees -
A foreign subsidiary of the Company has guaranteed debt of a joint venture in the maximum amount of $3.8 million as of August 31, 2004. The liability for this guarantee is not material and the Company does not have any collateral from this entity.

8)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
(in thousands)
Service cost	$1,074	$1,101	$531	$550
Interest cost	8,008	7,236	4,033	3,618
Expected return on plan assets	(8,458)	(7,578)	(4,257)	(3,789)
Amortization of prior service cost	1,156	4	583	2
Recognized net actuarial loss	100	1,010	50	505
Net periodic benefit cost	$1,880	$1,773	$940	$886

      Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
(in thousands)
Service cost	$103	$74	$51	$37
Interest cost	166	141	83	70
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	4	3	2	2
Recognized net actuarial loss	11	10	6	5
Net periodic benefit cost	$284	$228	$142	$114

Contributions of $1.7 million and $0.9 million have been made by the Company to fund its pension plans for the six months and three months ended August 31, 2004, respectively. The Company presently anticipates contributing an additional $1.7 million to fund its pension plans in Fiscal 2005, resulting in total employer contributions of $3.4 million for Fiscal 2005.

9)	STOCKHOLDERS’ EQUITY:

Long-term stock incentive plan -
At the Company’s Annual Meeting of Stockholders held on July 20, 2004, stockholders approved the amendment to the Company’s Long-Term Stock Incentive Plan to increase the aggregate number of shares of the Class A Stock available for awards under the plan from 28,000,000 shares to 40,000,000 shares.

10)	EARNINGS PER COMMON SHARE:

Basic earnings per common share exclude the effect of common stock equivalents and are computed using the two-class computation method as discussed in Note 2. Diluted earnings per common share reflect the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assume the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock using the if-converted method.

The computation of basic and diluted earnings per common share is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
(in thousands, except per share data)
Net income	$131,943	$74,753	$80,614	$35,564
Dividends on preferred stock	(4,902)	(844)	(2,451)	(844)
Income available to common stockholders	$127,041	$73,909	$78,163	$34,720

Weighted average common shares outstanding - basic:
Class A Common Stock	95,085	83,655	95,451	86,502
Class B Common Convertible Stock	12,054	12,071	12,049	12,070
Total weighted average common shares outstanding - basic	107,139	95,726	107,500	98,572
Stock options	3,457	3,101	3,655	3,381
Preferred stock	4,992	1,089	4,992	2,178
Weighted average common shares outstanding - diluted	115,588	99,916	116,147	104,131

Earnings per common share - basic:
Class A Common Stock	$1.20	$0.78	$0.73	$0.36
Class B Common Convertible Stock	$1.09	$0.71	$0.67	$0.32
Earnings per common share - diluted	$1.14	$0.75	$0.69	$0.34

Stock options to purchase 0.9 million shares of Class A Common Stock at a weighted average price per share of $27.58 were outstanding during the six months ended August 31, 2003, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. There were no anti-dilutive options outstanding during the six months ended August 31, 2004. In addition, there were no anti-dilutive options outstanding during the three months ended August 31, 2004, or August 31, 2003.

11)	STOCK-BASED COMPENSATION:

The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company’s stock option plans. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended. (See Note 16 for additional discussion regarding a proposed statement dealing with Share Based Payments.) The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
(in thousands, except per share data)
Net income, as reported	$131,943	$74,753	$80,614	$35,564
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32	120	17	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,476)	(4,809)	(7,842)	(2,344)
Pro forma net income	$121,499	$70,064	$72,789	$33,235

Earnings per common share - basic:
Class A Common Stock, as reported	$1.20	$0.78	$0.73	$0.36
Class B Common Convertible Stock, as reported	$1.09	$0.71	$0.67	$0.32

Class A Common Stock, pro forma	$1.10	$0.73	$0.66	$0.33
Class B Common Convertible Stock, pro forma	$1.00	$0.67	$0.60	$0.30

Earnings per common share - diluted, as reported	$1.14	$0.75	$0.69	$0.34
Earnings per common share - diluted, pro forma	$1.05	$0.70	$0.63	$0.32

12)	COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
(in thousands)
Net income	$131,943	$74,753	$80,614	$35,564
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(124,245)	106,117	(19,500)	(21,654)
Cash flow hedges:
Net derivative (losses) gains, net of tax benefit (expense) of $9,948, ($9,148), $484 and ($2,127), respectively	(23,097)	21,295	(1,201)	8,813
Reclassification adjustments, net of tax expense (benefit) of $659, ($612), ($844) and ($612), respectively	1,434	(1,343)	(1,977)	(1,343)
Net cash flow hedges	(21,663)	19,952	(3,178)	7,470
Unrealized gains (losses) on marketable equity securities, net of tax (expense) benefit of ($17), $347, ($62) and $347, respectively	39	(810)	(143)	(810)
Minimum pension liability adjustment, net of tax (expense) benefit of ($813), $148, ($316) and ($874), respectively	1,921	(271)	790	1,547
Total comprehensive (loss) income	$(12,005)	$199,741	$58,583	$22,117

Accumulated other comprehensive income (loss) ("AOCI"), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Unrealized Loss on Marketable Equity Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in thousands)
Balance, February 29, 2004	$393,972	$36,949	$(432)	$(58,187)	$372,302
Current period change	(124,245)	(21,663)	39	1,921	(143,948)
Balance, August 31, 2004	$269,727	$15,286	$(393)	$(56,266)	$228,354

The Company has an investment in marketable equity securities with an aggregate fair value of $13.6 million and $14.8 million as of August 31, 2004, and February 29, 2004, respectively, which is classified as an available-for-sale security. As such, gross unrealized losses of $0.6 million as of August 31, 2004, and February 29, 2004, are included, net of applicable income taxes, within AOCI. The Company uses the average cost method as its basis on which cost is determined in computing realized gains or losses. There were no realized gains or losses on sales of securities during the six months and three months ended August 31, 2004. Realized gains on sales of securities during the six months and three months ended August 31, 2003, are immaterial.

13)       RESTRUCTURING AND RELATED CHARGES:

For the six months ended August 31, 2004, the Company recorded $2.8 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from the further realignment of business operations as previously announced in fiscal 2004, and included $1.4 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $0.6 million of facility consolidation and relocation costs, and other related charges of $0.8 million. For the six months ended August 31, 2003, the Company recorded $19.4 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment. In addition, in connection with the Company’s decision to exit the commodity concentrate product line in the U.S., the Company recorded a write-down of commodity concentrate inventory of $16.8 million for the three months ended August 31, 2003, which was recorded in cost of product sold.

The Company recorded restructuring and related charges of $1.6 million for the three months ended May 31, 2004, including $1.2 million of employee termination benefit costs, $0.3 million of facility consolidation and relocation costs, and other related charges of $0.1 million. For the three months ended May 31, 2003, the Company recorded $2.3 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment.

The Company recorded restructuring and related charges of $1.2 million for the three months ended August 31, 2004, including $0.2 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $0.3 million of facility consolidation and relocation costs, and other related charges of $0.7 million. For the three months ended August 31, 2003, the Company recorded $17.1 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment.

The Company estimates that the completion of the restructuring actions will include (i) a total of $9.0 million of employee termination benefit costs through February 28, 2005, of which $8.2 million has been incurred through August 31, 2004, (ii) a total of $18.0 million of grape contract termination costs through February 28, 2005, of which $17.7 million has been incurred through August 31, 2004, and (iii) a total of $4.9 million of facility consolidation and relocation costs through February 28, 2005, of which $2.5 million has been incurred through August 31, 2004. The Company has incurred other costs related to the restructuring plan for the disposal of fixed assets and other costs of realigning the business operations of the Constellation Wines segment. The Company expects to incur additional costs of realigning the business operations of $1.7 million during the year ending February 28, 2005, of which $0.8 million has been incurred through August 31, 2004.

The following table illustrates the changes in the restructuring liability balance since February 29, 2004:

	Employee Termination Benefit Costs	Grape Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in thousands)
Balance, February 29, 2004	$1,539	$1,048	$-	$2,587
Restructuring charges	1,231	-	256	1,487
Cash expenditures	(1,575)	-	(256)	(1,831)
Foreign currency adjustments	(55)	-	-	(55)
Balance, May 31, 2004	1,140	1,048	-	2,188
Restructuring charges	382	-	358	740
Reversal of prior accruals	(228)	-	-	(228)
Cash expenditures	(373)	-	(358)	(731)
Foreign currency adjustments	(11)	-	-	(11)
Balance, August 31, 2004	$910	$1,048	$-	$1,958

14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

Subsequent to February 29, 2004, four subsidiaries of the Company which were previously included as Subsidiary Nonguarantors (as defined below) became Subsidiary Guarantors (as defined below) under the Company’s existing indentures. As such, the following information sets forth the condensed consolidating balance sheets of the Company as of August 31, 2004, and February 29, 2004, the condensed consolidating statements of income for the six months and three months ended August 31, 2004, and August 31, 2003, and the condensed consolidating statements of cash flows for the six months ended August 31, 2004, and August 31, 2003, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment ("Subsidiary Nonguarantors"), as if the new Subsidiary Guarantors had been in place as of and for all periods presented. The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at August 31, 2004
Current assets:
Cash and cash investments	$737	$1,291	$7,740	$-	$9,768
Accounts receivable, net	115,653	211,396	462,032	-	789,081
Inventories	12,665	697,885	618,212	(10,014)	1,318,748
Prepaid expenses and other	15,856	110,297	50,846	-	176,999
Intercompany (payable) receivable	(468,880)	(102,263)	571,143	-	-
Total current assets	(323,969)	918,606	1,709,973	(10,014)	2,294,596
Property, plant and equipment, net	50,640	412,557	598,081	-	1,061,278
Investments in subsidiaries	4,402,623	1,801,493	-	(6,204,116)	-
Goodwill	51,172	583,079	857,674	-	1,491,925
Intangible assets, net	10,572	386,851	322,614	-	720,037
Other assets, net	31,062	2,341	54,411	-	87,814
Total assets	$4,222,100	$4,104,927	$3,542,753	$(6,214,130)	$5,655,650

Current liabilities:
Notes payable to banks	$139,000	$-	$54,596	$-	$193,596
Current maturities of long-term debt	72,565	3,482	3,296	-	79,343
Accounts payable	35,897	112,812	254,364	-	403,073
Accrued excise taxes	8,676	32,619	28,303	-	69,598
Other accrued expenses and liabilities	116,004	70,050	271,272	332	457,658
Total current liabilities	372,142	218,963	611,831	332	1,203,268
Long-term debt, less current maturities	1,686,496	6,488	27,604	-	1,720,588
Deferred income taxes	45,480	120,792	31,563	-	197,835
Other liabilities	3,885	22,143	126,762	-	152,790
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	1,129	6,443	141,573	(148,016)	1,129
Additional paid-in capital	1,043,467	1,952,157	2,415,934	(4,368,091)	1,043,467
Retained earnings	1,148,441	1,588,158	99,851	(1,699,216)	1,137,234
Accumulated other comprehensive (loss) income	(49,925)	189,783	87,635	861	228,354
Treasury stock and other	(29,017)	-	-	-	(29,017)
Total stockholders’ equity	2,114,097	3,736,541	2,744,993	(6,214,462)	2,381,169
Total liabilities and stockholders’ equity	$4,222,100	$4,104,927	$3,542,753	$(6,214,130)	$5,655,650

Condensed Consolidating Balance Sheet at February 29, 2004
Current assets:
Cash and cash investments	$1,048	$4,664	$31,424	$-	$37,136
Accounts receivable, net	137,422	145,152	353,336	-	635,910
Inventories	9,922	696,928	561,900	(7,372)	1,261,378
Prepaid expenses and other	8,734	72,788	55,525	-	137,047
Intercompany (payable) receivable	(381,765)	(176,470)	558,235	-	-
Total current assets	(224,639)	743,062	1,560,420	(7,372)	2,071,471
Property, plant and equipment, net	50,022	409,852	637,488	-	1,097,362
Investments in subsidiaries	4,270,871	1,757,700	-	(6,028,571)	-
Goodwill	50,338	586,259	904,040	-	1,540,637
Intangible assets, net	10,572	385,581	348,825	-	744,978
Other assets, net	36,041	2,146	66,038	-	104,225
Total assets	$4,193,205	$3,884,600	$3,516,811	$(6,035,943)	$5,558,673

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Current liabilities:
Notes payable to banks	$-	$-	$1,792	$-	$1,792
Current maturities of long-term debt	260,061	3,949	3,235	-	267,245
Accounts payable	33,631	67,459	169,201	-	270,291
Accrued excise taxes	8,005	15,344	25,116	-	48,465
Other accrued expenses and liabilities	151,534	23,352	267,123	-	442,009
Total current liabilities	453,231	110,104	466,467	-	1,029,802
Long-term debt, less current maturities	1,739,221	8,510	31,122	-	1,778,853
Deferred income taxes	56,815	119,704	10,891	-	187,410
Other liabilities	6,209	21,646	157,134	-	184,989
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	1,117	6,443	141,573	(148,016)	1,117
Additional paid-in capital	1,024,048	1,977,179	2,418,614	(4,395,793)	1,024,048
Retained earnings	1,017,565	1,431,384	53,378	(1,492,134)	1,010,193
Accumulated other comprehensive (loss) income	(74,960)	209,630	237,632	-	372,302
Treasury stock and other	(30,043)	-	-	-	(30,043)
Total stockholders’ equity	1,937,729	3,624,636	2,851,197	(6,035,943)	2,377,619
Total liabilities and stockholders’ equity	$4,193,205	$3,884,600	$3,516,811	$(6,035,943)	$5,558,673

Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2004
Sales	$386,014	$1,043,690	$1,222,083	$(177,230)	$2,474,557
Less - excise taxes	(66,335)	(224,885)	(219,091)	-	(510,311)
Net sales	319,679	818,805	1,002,992	(177,230)	1,964,246
Cost of product sold	(292,303)	(487,190)	(818,003)	173,395	(1,424,101)
Gross profit	27,376	331,615	184,989	(3,835)	540,145
Selling, general and administrative expenses	(72,987)	(102,139)	(95,657)	-	(270,783)
Restructuring and related charges	-	(1,535)	(1,247)	-	(2,782)
Operating (loss) income	(45,611)	227,941	88,085	(3,835)	266,580
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees and subsidiaries	156,774	46,473	262	(203,247)	262
Interest income (expense), net	10,796	(55,596)	(15,881)	-	(60,681)
Income before income taxes	121,959	218,818	72,466	(207,082)	206,161
Benefit from (provision for) income taxes	13,819	(62,044)	(25,993)	-	(74,218)
Net income	135,778	156,774	46,473	(207,082)	131,943
Dividends on preferred stock	(4,902)	-	-	-	(4,902)
Income available to common stockholders	$130,876	$156,774	$46,473	$(207,082)	$127,041

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2003
Sales	$379,913	$1,109,997	$852,076	$(201,229)	$2,140,757
Less - excise taxes	(65,204)	(215,308)	(176,379)	-	(456,891)
Net sales	314,709	894,689	675,697	(201,229)	1,683,866
Cost of product sold	(278,296)	(616,823)	(540,167)	201,037	(1,234,249)
Gross profit	36,413	277,866	135,530	(192)	449,617
Selling, general and administrative expenses	(62,985)	(98,601)	(73,509)	-	(235,095)
Restructuring and related charges	-	(18,095)	(1,304)	-	(19,399)
Operating (loss) income	(26,572)	161,170	60,717	(192)	195,123
Gain on change in fair value of derivative instruments	1,181	-	-	-	1,181
Equity in earnings of equity method investees and subsidiaries	93,096	38,599	299	(131,155)	839
Interest income (expense), net	1,167	(76,531)	(4,977)	-	(80,341)
Income before income taxes	68,872	123,238	56,039	(131,347)	116,802
Benefit from (provision for) income taxes	6,073	(30,142)	(17,980)	-	(42,049)
Net income	74,945	93,096	38,059	(131,347)	74,753
Dividends on preferred stock	(844)	-	-	-	(844)
Income available to common stockholders	$74,101	$93,096	$38,059	$(131,347)	$73,909

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2004
Sales	$215,474	$554,942	$636,445	$(106,619)	$1,300,242
Less - excise taxes	(34,480)	(115,666)	(113,155)	-	(263,301)
Net sales	180,994	439,276	523,290	(106,619)	1,036,941
Cost of product sold	(161,191)	(263,446)	(426,237)	103,616	(747,258)
Gross profit	19,803	175,830	97,053	(3,003)	289,683
Selling, general and administrative expenses	(34,143)	(50,072)	(48,140)	-	(132,355)
Restructuring and related charges	-	(234)	(935)	-	(1,169)
Operating (loss) income	(14,340)	125,524	47,978	(3,003)	156,159
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees and subsidiaries	88,396	25,461	200	(113,857)	200
Interest income (expense), net	5,297	(27,188)	(8,509)	-	(30,400)
Income before income taxes	79,353	123,797	39,669	(116,860)	125,959
Benefit from (provision for) income taxes	4,264	(35,401)	(14,208)	-	(45,345)
Net income	83,617	88,396	25,461	(116,860)	80,614
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$81,166	$88,396	$25,461	$(116,860)	$78,163

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2003
Sales	$207,587	$590,400	$463,100	$(110,570)	$1,150,517
Less - excise taxes	(35,351)	(109,394)	(94,708)	-	(239,453)
Net sales	172,236	481,006	368,392	(110,570)	911,064
Cost of product sold	(160,004)	(330,110)	(290,865)	110,447	(670,532)
Gross profit	12,232	150,896	77,527	(123)	240,532
Selling, general and administrative expenses	(34,084)	(54,038)	(39,171)	-	(127,293)
Restructuring and related charges	-	(16,104)	(979)	-	(17,083)
Operating (loss) income	(21,852)	80,754	37,377	(123)	96,156
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees and subsidiaries	48,785	21,699	511	(70,484)	511
Interest income (expense), net	2,731	(40,768)	(3,061)	-	(41,098)
Income before income taxes	29,664	61,685	34,827	(70,607)	55,569
Benefit from (provision for) income taxes	6,023	(12,900)	(13,128)	-	(20,005)
Net income	35,687	48,785	21,699	(70,607)	35,564
Dividends on preferred stock	(844)	-	-	-	(844)
Income available to common stockholders	$34,843	$48,785	$21,699	$(70,607)	$34,720

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2004
Net cash (used in) provided by operating activities	$(20,696)	$122,696	$(47,850)	$-	$54,150

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,581)	(19,870)	(26,459)	-	(50,910)
Payment of accrued earn-out amount	-	(1,339)	-	-	(1,339)
Proceeds from sale of assets	5	3	1,016	-	1,024
Purchases of businesses, net of cash acquired	-	-	-	-	-
Proceeds from sale of marketable equity securities	-	-	-	-	-
Net cash used in investing activities	(4,576)	(21,206)	(25,443)	-	(51,225)

Cash flows from financing activities:
Principal payments of long-term debt	(230,029)	(2,489)	(2,158)	-	(234,676)
Payment of preferred stock dividends	(4,902)	-	-	-	(4,902)
Payment of issuance costs of long-term debt	(901)	-	-	-	(901)
Net proceeds from notes payable	139,000	-	53,472	-	192,472
Intercompany financing activities, net	102,059	(102,059)	-	-	-
Exercise of employee stock options	17,351	-	-	-	17,351
Proceeds from employee stock purchases	2,432	-	-	-	2,432
Proceeds from issuance of long-term debt	-	-	-	-	-
Proceeds from equity offerings, net of fees	-	-	-	-	-
Net cash provided by (used in) financing activities	25,010	(104,548)	51,314	-	(28,224)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Effect of exchange rate changes on cash and cash investments	(49)	(315)	(1,705)	-	(2,069)

Net decrease in cash and cash investments	(311)	(3,373)	(23,684)	-	(27,368)
Cash and cash investments, beginning of period	1,048	4,664	31,424	-	37,136
Cash and cash investments, end of period	$737	$1,291	$7,740	$-	$9,768

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2003
Net cash provided by (used in)
operating activities	$42,542	$(20,016)	$65,889	$-	$88,415

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,558)	(18,210)	(23,676)	-	(46,444)
Payment of accrued earn-out amount	-	(978)	-	-	(978)
Proceeds from sale of assets	-	9,504	646	-	10,150
Purchases of businesses, net of cash acquired	-	(1,069,166)	-	-	(1,069,166)
Proceeds from sale of marketable equity securities	-	-	777	-	777
Net cash used in investing activities	(4,558)	(1,078,850)	(22,253)	-	(1,105,661)

Cash flows from financing activities:
Principal payments of long-term debt	(661,961)	(2,200)	(357,527)	-	(1,021,688)
Payment of preferred stock dividend	-	-	-	-	-
Payment of issuance costs of long-term debt	(33,473)	-	-	-	(33,473)
Net proceeds from notes payable	31,500	-	907	-	32,407
Intercompany financing activities, net	(1,418,274)	1,069,177	349,097	-	-
Exercise of employee stock options	15,227	-	-	-	15,227
Proceeds from employee stock purchases	1,817	-	-	-	1,817
Proceeds from issuance of long-term debt	1,600,000	-	-	-	1,600,000
Proceeds from equity offerings, net of fees	426,359	-	-	-	426,359
Net cash (used in) provided by financing activities	(38,805)	1,066,977	(7,523)	-	1,020,649

Effect of exchange rate changes on cash and cash investments	1,549	34,578	(5,875)	-	30,252

Net increase in cash and cash investments	728	2,689	30,238	-	33,655
Cash and cash investments, beginning of period	1,426	1,248	11,136	-	13,810
Cash and cash investments, end of period	$2,154	$3,937	$41,374	$-	$47,465

15)	BUSINESS SEGMENT INFORMATION:

The Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes restructuring and related charges and unusual costs that affect comparability from its definition of operating income for segment purposes. For the six months ended August 31, 2004, Restructuring and Unusual Costs consist of financing costs associated with the redemption of the Company’s Senior Subordinated Notes (as defined in Note 7) of $10.3 million, restructuring and related charges of $2.8 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $2.3 million. For the six months ended August 31, 2003, Restructuring and Unusual Costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $14.6 million and $9.2 million, respectively, and restructuring and related charges of $36.2 million, including write-down of commodity concentrate inventory of $16.8 million. For the three months ended August 31, 2004, Restructuring and Unusual Costs consist of restructuring and related charges of $1.2 million and the flow through of inventory step-up associated with the Hardy Acquisition of $0.9 million. For the three months ended August 31, 2003, Restructuring and Unusual Costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $9.0 million and $5.2 million, respectively, and restructuring and related charges of $33.9 million, including write-down of commodity concentrate inventory of $16.8 million. The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and include the recently adopted accounting pronouncements described in Note 2. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
(in thousands)
Constellation Wines:
Net sales:
Branded wine	$777,446	$694,365	$413,563	$383,885
Wholesale and other	505,396	392,114	258,161	207,261
Net sales	$1,282,842	$1,086,479	$671,724	$591,146
Segment operating income	$155,404	$145,436	$87,745	$84,413
Equity in earnings of equity method investees	$262	$839	$200	$511
Long-lived assets	$968,760	$897,919	$968,760	$897,919
Investment in equity method investees	$7,806	$6,713	$7,806	$6,713
Total assets	$4,832,163	$4,406,344	$4,832,163	$4,406,344
Capital expenditures	$46,358	$41,061	$26,829	$26,333
Depreciation and amortization	$38,572	$34,013	$19,640	$18,463

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2004	2003	2004	2003
(in thousands)
Constellation Beers and Spirits:
Net sales:
Imported beers	$526,033	$454,678	$289,137	$247,414
Spirits	155,371	142,709	76,080	72,504
Net sales	$681,404	$597,387	$365,217	$319,918
Segment operating income	$151,663	$130,000	$83,811	$70,117
Long-lived assets	$79,356	$79,938	$79,356	$79,938
Total assets	$783,270	$735,686	$783,270	$735,686
Capital expenditures	$3,093	$3,233	$1,267	$1,450
Depreciation and amortization	$5,478	$5,166	$2,718	$2,606

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(25,125)	$(20,309)	$(13,256)	$(10,238)
Long-lived assets	$13,162	$14,133	$13,162	$14,133
Total assets	$40,217	$56,660	$40,217	$56,660
Capital expenditures	$1,459	$2,150	$701	$570
Depreciation and amortization	$5,017	$13,764	$2,454	$8,080

Restructuring and Unusual Costs:
Operating loss	$(15,362)	$(60,004)	$(2,141)	$(48,136)

Consolidated:
Net sales	$1,964,246	$1,683,866	$1,036,941	$911,064
Operating income	$266,580	$195,123	$156,159	$96,156
Equity in earnings of equity method investees	$262	$839	$200	$511
Long-lived assets	$1,061,278	$991,990	$1,061,278	$991,990
Investment in equity method investees	$7,806	$6,713	$7,806	$6,713
Total assets	$5,655,650	$5,198,690	$5,655,650	$5,198,690
Capital expenditures	$50,910	$46,444	$28,797	$28,353
Depreciation and amortization	$49,067	$52,943	$24,812	$29,149

16)	ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ended February 29, 2004. In addition, the Company has adopted the interim disclosure provisions of SFAS No. 132(R) for the six months and three months ended August 31, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005.

In March 2004, the Financial Accounting Standards Board issued a proposed statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The objective of the proposed statement is to require recognition in an entity’s financial statements of the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment (or compensation) transactions based on the fair value of the instruments at the grant date. The proposed statement would eliminate the alternative of continuing to account for share-based payment arrangements with employees under APB No. 25 and require that the compensation cost resulting from all share-based payment transactions be recognized in an entity’s financial statements. If adopted in its current form, the proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Also, if adopted in its current form, the proposed statement could result in a significant charge to the Company’s Consolidated Statement of Income for the fiscal year ended February 28, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

The Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beer and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes restructuring and related charges and unusual costs that affect comparability from its definition of operating income for segment purposes.

The Company’s business strategy is to remain focused across the beverage alcohol industry by offering a broad range of products in each of the Company’s three major categories: wine, imported beer and spirits. The Company intends to keep its portfolio positioned for superior top-line growth while maximizing the profitability of its brands. In addition, the Company seeks to increase its relative importance to key customers in major markets by increasing its share of their overall purchasing, which is increasingly important in a consolidating industry. The Company’s strategy of breadth across categories and geographies is designed to deliver long-term profitable growth. This strategy allows the Company more investment choices, provides flexibility to address changing market conditions and creates stronger routes-to-market.

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each geographic market. Market dynamics and consumer trends vary significantly across the Company’s three core geographic markets - the U.S., Europe (primarily the U.K.) and Australasia (Australia/New Zealand). Within the U.S. market, the Company offers a wide range of beverage alcohol products across the Constellation Wines segment and the Constellation Beers and Spirits segment. In Europe, the Company leverages its position as the largest branded wine supplier in the U.K. In addition, the Company leverages its U.K. wholesale business as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products to large national accounts. Within Australasia, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest wine producers in Australia.

The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

In Second Quarter 2005 (as defined below), the Company’s net sales increased 13.8% over Second Quarter 2004 (as defined below) primarily from increases in imported beer net sales, U.K. wholesale net sales, branded wine net sales and a favorable foreign currency impact. Operating income increased 62.4% over the comparable prior year period primarily due to a reduction in unusual costs (see below under Operating Income discussion). In addition, the net sales growth and related gross profit growth were partially offset by increased selling and advertising expenses, as the Company continues to invest behind the imported beer portfolio and certain wine brands to drive growth and broader distribution. Lastly, as a result of the above factors and lower interest expense for Second Quarter 2005, net income increased 126.7% over the comparable prior year period.

In Six Months 2005 (as defined below), the Company’s net sales increased 16.7% over Six Months 2004 (as defined below) primarily from increases in imported beer net sales and U.K. wholesale net sales, the inclusion of an additional one month of net sales of products acquired in the Hardy Acquisition, and a favorable foreign currency impact. Operating income increased 36.6% over the comparable prior year period primarily due to a reduction in unusual costs (see below under Operating Income discussion). In addition, the net sales growth and related gross profit growth were partially offset by increased selling and advertising expenses, as the Company continues to invest behind the imported beer portfolio and certain wine brands to drive growth and broader distribution. Lastly, as a result of the above factors and lower interest expense for Six Months 2005, net income increased 76.5% over the comparable prior year period.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 2004 ("Second Quarter 2005"), compared to the three months ended August 31, 2003 ("Second Quarter 2004"), and for the six months ended August 31, 2004 ("Six Months 2005"), compared to the six months ended August 31, 2003 ("Six Months 2004"), and (ii) financial liquidity and capital resources for Six Months 2005. This discussion and analysis also identifies certain restructuring and related charges expected to affect consolidated results of operations of the Company for the year ending February 28, 2005 ("Fiscal 2005"). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Current Report on Form 8-K dated August 19, 2004.

Acquisition in Fiscal 2004

Acquisition of Hardy

On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy’s outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Through this acquisition, the Company acquired one of Australia’s largest wine producers with interests in wineries and vineyards in most of Australia’s major wine regions as well as New Zealand and the United States. Hardy has a comprehensive portfolio of wine products across all price points with a strong focus on premium wine production. Hardy’s wines are distributed worldwide through a network of marketing and sales operations, with the majority of sales generated in Australia, the United Kingdom and the United States.

Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.4 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the six months ended August 31, 2003. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company’s then existing credit agreement and $400.0 million of borrowings under the Company’s then existing bridge loan agreement. Additionally, the Company issued 3,288,913 shares of the Company’s Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company’s Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company’s strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in "new world" wine markets.

The results of operations of Hardy and PWP have been reported in the Company’s Constellation Wines segment since March 27, 2003. Accordingly, the Company’s results of operations for Six Months 2005 include the results of operations of Hardy and PWP for the entire period, whereas the results of operations for Six Months 2004 only include the results of operations of Hardy and PWP from March 27, 2003, to the end of Six Months 2004.

Results of Operations

Second Quarter 2005 Compared to Second Quarter 2004

Net Sales

The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Second Quarter 2005 and Second Quarter 2004.

	Second Quarter 2005 Compared to Second Quarter 2004
	Net Sales
	2005	2004	% Increase
Constellation Wines:
Branded wine	$413,563	$383,885	7.7%
Wholesale and other	258,161	207,261	24.6%
Constellation Wines net sales	$671,724	$591,146	13.6%
Constellation Beers and Spirits:
Imported beers	$289,137	$247,414	16.9%
Spirits	76,080	72,504	4.9%
Constellation Beers and Spirits net sales	$365,217	$319,918	14.2%
Corporate Operations and Other	$-	$-	N/A
Consolidated Net Sales	$1,036,941	$911,064	13.8%

Net sales for Second Quarter 2005 increased to $1,036.9 million from $911.1 million for Second Quarter 2004, an increase of $125.9 million, or 13.8%. This increase resulted primarily from increases in imported beer net sales of $41.7 million, U.K. wholesale net sales of $22.6 million (on a local currency basis) and branded wine net sales of $12.8 million (on a local currency basis). In addition, net sales benefited from a favorable foreign currency impact of $44.0 million.

Constellation Wines

Net sales for Constellation Wines increased to $671.7 million for Second Quarter 2005 from $591.1 million in Second Quarter 2004, an increase of $80.6 million, or 13.6%. Branded wine net sales increased $29.7 million primarily from increased branded wine net sales in Europe and Australasia of $17.6 million (on a local currency basis) and a favorable foreign currency impact of $16.9 million, partially offset by decreased branded wine net sales in the U.S. of $4.8 million. The increases in branded wine net sales are primarily volume driven, as the Company continues to benefit from increased distribution, especially in the Australian wine category. The decrease in branded wine net sales in the U.S. is primarily due to substantially lower net sales of a product in the Second Quarter 2005 than in the same period a year ago.  Second Quarter 2004 benefited from sales of this new product following its early fiscal 2004 introduction and national launch in the U.S.  Partially offsetting this decrease was an increase in branded premium wines in the U.S. as the Company continues to benefit from increased distribution (as noted above) and greater consumer demand for premium wines. Wholesale and other net sales increased $50.9 million primarily due to growth in the U.K. wholesale business of $22.6 million (on a local currency basis) and a favorable foreign currency impact of $27.1 million. The net sales increase in the U.K. wholesale business on a local currency basis is primarily due to sales to new national accounts added in the first quarter of fiscal 2005 and increased sales in comparable existing accounts during Second Quarter 2005.

The global wine industry continues to be very competitive.  The Company has taken a strategy of preserving the long-term brand equity of its wine portfolio and of making investments in the higher growth sectors of the wine business.  In the U.S., the 2003 and 2004 California grape harvest were generally lighter than expected.  The lighter than expected harvest should bring certain U.S. wine industry inventories closer into balance. At the same time, open market prices in the U.S. for many types of grapes and bulk wine have increased. These increases are expected to have minimal impact on the Company’s overall product cost.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $365.2 million for Second Quarter 2005 from $319.9 million for Second Quarter 2004, an increase of $45.3 million, or 14.2%. This increase resulted from both volume and pricing gains on the Company’s imported beer portfolio, which increased $41.7 million, as well as an increase in spirits net sales of $3.6 million. The Company believes the volume gains on its imported beer portfolio for Second Quarter 2005 were attributable to several factors, including increased advertising and selling expenses behind the Company’s Mexican beer portfolio and favorable depletion results following the price increase on the Mexican beer portfolio. The pricing gains are due to the price increase that was introduced in January 2004 on the Company’s Mexican beer portfolio. The growth in spirits net sales is attributable to increases in both the Company’s contract production net sales as well as branded net sales.

The Company expects net sales growth for imported beer for Fiscal 2005 to be in the mid to high single digits despite difficult volume comparisons for the third and fourth quarters of Fiscal 2005. The difficult volume comparisons are primarily due to the timing of the price increase which resulted in strong wholesaler and retailer demand in the third and fourth quarters of Fiscal 2004.

Gross Profit

The Company’s gross profit increased to $289.7 million for Second Quarter 2005 from $240.5 million for Second Quarter 2004, an increase of $49.2 million, or 20.4%. The Constellation Wines segment’s gross profit increased $10.5 million primarily due to volume growth in the segment’s wholesale business plus a favorable foreign currency impact. The Constellation Beers and Spirits segment’s gross profit increased $13.8 million primarily due to the volume growth and price increase in the segment’s imported beer portfolio. In addition, unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $24.9 million in Second Quarter 2005 versus Second Quarter 2004. This decrease resulted from a $16.8 million write-down of commodity concentrate inventory in Second Quarter 2004 in connection with the Company’s decision to exit the commodity concentrate product line (see additional discussion under "Restructuring and Related Charges" below) and reduced flow through of inventory step-up associated with the Hardy Acquisition. Gross profit as a percent of net sales increased to 27.9% for Second Quarter 2005 from 26.4% for Second Quarter 2004 primarily due to the lower unusual costs, partially offset by reduced gross margins in the Constellation Wines segment, driven primarily by increased sales of lower margin U.K. wholesale products and branded wine products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $132.4 million for Second Quarter 2005 from $127.3 million for Second Quarter 2004, an increase of $5.1 million, or 4.0%. The Constellation Wines segment’s selling, general and administrative expenses increased $7.1 million primarily due to increased selling and advertising expenses as the Company continues to invest behind specific wine brands to drive broader distribution. The Constellation Beers and Spirits segment’s selling, general and administrative expenses were relatively flat as increased selling expenses were offset by decreased general and administrative expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $3.0 million primarily due to increased general and administrative expenses to support the Company’s growth. Lastly, there was a decrease of $5.2 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. The Second Quarter 2004 costs consisted of financing costs recorded in connection with the Hardy Acquisition. There were no unusual costs in Second Quarter 2005. Selling, general and administrative expenses as a percent of net sales decreased to 12.8% for Second Quarter 2005 as compared to 14.0% for Second Quarter 2004 primarily due to (i) lower unusual costs, (ii) the percent increase in Constellation Wines segment’s general and administrative expenses growing at a slower rate than the percent increase in the Constellation Wines segment’s net sales, and (iii) the percent increase in the Constellation Beers and Spirits segment’s selling, general and administrative costs growing at a slower rate than the percent increase in the Constellation Beers and Spirits segment’s net sales.

Restructuring and Related Charges

The Company recorded $1.2 million of restructuring and related charges for Second Quarter 2005 associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from the further realignment of business operations as previously announced in Fiscal 2004, and included $0.2 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $0.3 million of facility consolidation and relocation costs, and other related charges of $0.7 million. The Company recorded $17.1 million of restructuring and related charges for Second Quarter 2004 associated with (i) the Company’s decision to exit the commodity concentrate product line and sell its winery located in Escalon, California, and (ii) the realignment of business operations in the Constellation Wines segment. In total, the Company recorded $33.9 million of costs in Second Quarter 2004 allocated between cost of product sold and restructuring and related charges associated with these actions.

For Fiscal 2005, the Company expects to incur total restructuring and related charges of $7.2 million associated with the restructuring plan of the Constellation Wines segment. These charges are expected to consist of $6.9 million related to the further realignment of business operations in the Constellation Wines segment and $0.3 million related to renegotiating existing grape contracts as a result of exiting the commodity concentrate product line.

Operating Income

The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Second Quarter 2005 and Second Quarter 2004.

	Second Quarter 2005 Compared to Second Quarter 2004
	Operating Income (Loss)
	2005	2004	% Increase/ (Decrease)
Constellation Wines	$87,745	$84,413	3.9%
Constellation Beers and Spirits	83,811	70,117	19.5%
Corporate Operations and Other	(13,256)	(10,238)	29.5%
Total Reportable Segments	158,300	144,292	9.7%
Restructuring and Related Charges and Unusual Costs	(2,141)	(48,136)	(95.6)%
Consolidated Operating Income	$156,159	$96,156	62.4%

Restructuring and related charges and unusual costs of $2.1 million for Second Quarter 2005 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $0.9 million and restructuring and related charges associated with the Company’s realignment of its business operations in the wine segment of $1.2 million. Restructuring and related charges and unusual costs of $48.1 million for Second Quarter 2004 represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $9.0 million and $5.2 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company’s realignment of its business operations in the wine segment, including the write-down of commodity concentrate inventory of $16.8 million and restructuring and related charges of $17.1 million. As a result of these costs and the factors discussed above, consolidated operating income increased to $156.2 million for Second Quarter 2005 from $96.2 million for Second Quarter 2004, an increase of $60.0 million, or 62.4%.

Interest Expense, Net

Interest expense, net of interest income of $0.3 million and $0.9 million for Second Quarter 2005 and Second Quarter 2004, respectively, decreased to $30.4 million for Second Quarter 2005 from $41.1 million for Second Quarter 2004, a decrease of $10.7 million, or (26.0%). The decrease resulted from lower average borrowings in Second Quarter 2005 as well as slightly lower average borrowing rates. The reduction in debt resulted from the use of proceeds from the Company's equity offerings in July 2003 to pay down debt incurred to partially finance the Hardy Acquisition combined with on-going principal payments on long-term debt. The reduction in average borrowing rates was attributed in part to the replacement of $200.0 million of higher fixed rate subordinated note debt with lower variable rate revolver debt.

Provision for Income Taxes

The Company’s effective tax rate remained the same at 36.0% for Second Quarter 2005 and Second Quarter 2004.

Net Income

As a result of the above factors, net income increased to $80.6 million for Second Quarter 2005 from $35.6 million for Second Quarter 2004, an increase of $45.1 million, or 126.7%.

Six Months 2005 Compared to Six Months 2004

Net Sales

The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Six Months 2005 and Six Months 2004.

	Six Months 2005 Compared to Six Months 2004
	Net Sales
	2005	2004	% Increase
Constellation Wines:
Branded wine	$777,446	$694,365	12.0%
Wholesale and other	505,396	392,114	28.9%
Constellation Wines net sales	$1,282,842	$1,086,479	18.1%
Constellation Beers and Spirits:
Imported beers	$526,033	$454,678	15.7%
Spirits	155,371	142,709	8.9%
Constellation Beers and Spirits net sales	$681,404	$597,387	14.1%
Corporate Operations and Other	$-	$-	N/A
Consolidated Net Sales	$1,964,246	$1,683,866	16.7%

Net sales for Six Months 2005 increased to $1,964.2 million from $1,683.9 million for Six Months 2004, an increase of $280.4 million, or 16.7%. This increase resulted primarily from increases in imported beer net sales of $71.4 million, increases in U.K. wholesale net sales of $48.9 million (on a local currency basis), and the inclusion of $48.9 million of net sales of products acquired in the Hardy Acquisition. In addition, net sales benefited from a favorable foreign currency impact of $81.5 million.

Constellation Wines

Net sales for Constellation Wines increased to $1,282.8 million for Six Months 2005 from $1,086.5 million in Six Months 2004, an increase of $196.4 million, or 18.1%. Branded wine net sales increased $83.1 million. This increase resulted primarily from an additional one month of net sales of $45.7 million of branded wines acquired in the Hardy Acquisition, completed in March 2003, and a favorable foreign currency impact of $27.1 million. Wholesale and other net sales increased $113.3 million primarily due to growth in the U.K. wholesale business of $48.9 million (on a local currency basis) and a favorable foreign currency impact of $54.4 million. The net sales increase in the U.K. wholesale business on a local currency basis is primarily due to the addition of new national accounts in the first quarter of fiscal 2005 and increased sales in existing accounts during Six Months 2005.

The global wine industry continues to be very competitive.  The Company has taken a strategy of preserving the long-term brand equity of its wine portfolio and of making investments in the higher growth sectors of the wine business. In the U.S., the 2003 and 2004 California grape harvests were generally lighter than expected.  The lighter than expected harvests should bring certain U.S. wine industry inventories closer into balance. At the same time, open market prices in the U.S. for many types of grapes and bulk wine have increased. These increases are expected to have minimal impact on the Company’s overall product cost.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $681.4 million for Six Months 2005 from $597.4 million for Six Months 2004, an increase of $84.0 million, or 14.1%. This increase resulted from both volume and pricing gains on the Company’s imported beer portfolio, which increased $71.4 million, as well as an increase in spirits net sales of $12.7 million. The Company believes the volume gains on its imported beer portfolio for Six Months 2005 were attributable to several factors, including increased advertising and selling expenses behind the Company’s Mexican beer portfolio and favorable depletion results following the price increase on the Mexican beer portfolio. The Company believes the favorable depletion results were due in part to the inclusion of Corona in special product promotions by certain grocery stores in California, the purpose of which were to attract customers back to those stores following the end of strikes. The pricing gains are due to the price increase that was introduced in January 2004 on the Company’s Mexican beer portfolio. The growth in spirits net sales is attributable to increases in both the Company’s contract production net sales as well as branded net sales.

The Company’s imported beer volume was better than expected for Six Months 2005. The Company expects net sales growth for imported beer for Fiscal 2005 to be in the mid to high single digits despite difficult volume comparisons for the third and fourth quarters of Fiscal 2005. The difficult volume comparisons are primarily due to the timing of the price increase which resulted in strong wholesaler and retailer demand in the third and fourth quarters of Fiscal 2004.

Gross Profit

The Company’s gross profit increased to $540.1 million for Six Months 2005 from $449.6 million for Six Months 2004, an increase of $90.5 million, or 20.1%. The Constellation Wines segment’s gross profit increased $34.5 million primarily due to the additional one month of sales of branded wines acquired in the Hardy Acquisition plus a favorable foreign currency impact. The Constellation Beers and Spirits segment’s gross profit increased $26.9 million primarily due to the volume growth and price increase in the segment’s imported beer portfolio. In addition, unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $29.1 million in Six Months 2005 versus Six Months 2004. This decrease resulted from a $16.8 million write-down of commodity concentrate inventory in Second Quarter 2004 in connection with the Company’s decision to exit the commodity concentrate product line (see additional discussion under "Restructuring and Related Charges" below) and reduced flow through of inventory step-up associated with the Hardy Acquisition. Gross profit as a percent of net sales increased to 27.5% for Six Months 2005 from 26.7% for Six Months 2004 primarily due to the lower unusual costs, partially offset by reduced gross margins in the Constellation Wines segment, driven primarily by increased sales of lower margin U.K. wholesale products and branded wine products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $270.8 million for Six Months 2005 from $235.1 million for Six Months 2004, an increase of $35.7 million, or 15.2%. The Constellation Wines segment’s selling, general and administrative expenses increased $24.6 million primarily due to the increased selling and advertising expenses as the Company continues to invest behind specific wine brands to drive broader distribution. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $5.2 million due to increased advertising and selling behind its Mexican beer portfolio and increased general and administrative expenses to support the growth across this segment’s businesses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $4.8 million primarily due to increased general and administrative expenses to support the Company’s growth. Lastly, there was an increase of $1.1 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. This increase consists of $10.3 million of financing costs recorded in Six Months 2005 related to the Company’s redemption of its Senior Subordinated Notes (as defined below) as compared to $9.2 million of financing costs recorded in Six Months 2004 in connection with the Hardy Acquisition. Selling, general and administrative expenses as a percent of net sales decreased to 13.8% for Six Months 2005 as compared to 14.0% for Six Months 2004 primarily due to (i) the percent increase in Constellation Wines segment’s general and administrative expenses growing at a slower rate than the percent increase in the Constellation Wines segment’s net sales, and (ii) the percent increase in the Constellation Beers and Spirits segment’s selling, general and administrative costs growing at a slower rate than the percent increase in the Constellation Beers and Spirits segment’s net sales, both of which were partially offset by the growth in the Corporate Operations and Other segment’s general and administrative expenses.

Restructuring and Related Charges

The Company recorded $2.8 million of restructuring and related charges for Six Months 2005 associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from the further realignment of business operations as previously announced in Fiscal 2004, and included $1.4 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $0.6 million of facility consolidation and relocation costs, and other related charges of $0.8 million. The Company recorded $19.4 million of restructuring and related charges for Six Months 2004 associated with (i) the Company’s decision to exit the commodity concentrate product line and sell its winery located in Escalon, California, and (ii) the realignment of business operations in the Constellation Wines segment. In total, the Company recorded $33.9 million of costs in Second Quarter 2004 allocated between cost of product sold and restructuring and related charges associated with these actions.

For Fiscal 2005, the Company expects to incur total restructuring and related charges of $7.2 million associated with the restructuring plan of the Constellation Wines segment. These charges are expected to consist of $6.9 million related to the further realignment of business operations in the Constellation Wines segment and $0.3 million related to renegotiating existing grape contracts as a result of exiting the commodity concentrate product line.

Operating Income

The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Six Months 2005 and Six Months 2004.

	Six Months 2005 Compared to Six Months 2004
	Operating Income (Loss)
	2005	2004	% Increase/ (Decrease)
Constellation Wines	$155,404	$145,436	6.9%
Constellation Beers and Spirits	151,663	130,000	16.7%
Corporate Operations and Other	(25,125)	(20,309)	23.7%
Total Reportable Segments	281,942	255,127	10.5%
Restructuring and Related Charges and Unusual Costs	(15,362)	(60,004)	(74.4)%
Consolidated Operating Income	$266,580	$195,123	36.6%

Restructuring and related charges and unusual costs of $15.4 million for Six Months 2005 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $2.3 million, financing costs associated with the redemption of the Company’s Senior Subordinated Notes of $10.3 million, and restructuring and related charges associated with the Company’s realignment of its business operations in the wine segment of $2.8 million. Restructuring and related charges and unusual costs of $60.0 million for Six Months 2004 represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $14.5 million and $9.2 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company’s realignment of its business operations in the wine segment, including the write-down of commodity concentrate inventory of $16.8 million and restructuring and related charges of $19.5 million. As a result of these costs and the factors discussed above, consolidated operating income increased to $266.6 million for Six Months 2005 from $195.1 million for Six Months 2004, an increase of $71.5 million, or 36.6%.

Interest Expense, Net

Interest expense, net of interest income of $0.8 million and $2.0 million for Six Months 2005 and Six Months 2004, respectively, decreased to $60.7 million for Six Months 2005 from $80.3 million for Six Months 2004, a decrease of $19.7 million, or (24.5%). The decrease resulted from lower average borrowings in Six Months 2005 as well as lower average borrowing rates. The reduction in debt resulted from the use of proceeds from the Company's equity offerings in July 2003 to pay down debt incurred to partially finance the Hardy Acquisition combined with on-going principal payments on long-term debt. The reduction in average borrowing rates was attributed in part to the replacement of $200.0 million of higher fixed rate subordinated note debt with lower variable rate revolver debt.

Provision for Income Taxes

The Company’s effective tax rate remained the same at 36.0% for Six Months 2005 and Six Months 2004.

Net Income

As a result of the above factors, net income increased to $131.9 million for Six Months 2005 from $74.8 million for Six Months 2004, an increase of $57.2 million, or 76.5%.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, preferred dividend payment requirements, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.  The Company also has in place an effective shelf registration statement covering the potential sale of up to $750.0 million of debt securities, preferred stock, Class A Common Stock or any combination thereof.  As of October 12, 2004, the entire $750.0 million of capacity was available under the shelf registration statement.

Six Months 2005 Cash Flows

Operating Activities

Net cash provided by operating activities for Second Quarter 2005 was $54.2 million, which resulted from $131.9 million of net income, plus $68.4 million of net noncash items charged to the Consolidated Statement of Income, less $146.2 million representing the net change in the Company’s operating assets and liabilities. The net noncash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The net change in operating assets and liabilities resulted primarily from seasonal increases in accounts receivable and inventories, partially offset by a seasonal increase in accounts payable.

Investing Activities

Net cash used in investing activities for Second Quarter 2005 was $51.2 million, which resulted primarily from $50.9 million of capital expenditures.

Financing Activities

Net cash used in financing activities for Second Quarter 2005 was $28.2 million resulting primarily from principal payments of long-term debt of $234.7 million partially offset by net proceeds of $192.5 million from notes payable.

During June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of October 12, 2004, under the share repurchase program, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Six Months 2005 under the Company’s share repurchase program.

Debt

Total debt outstanding as of August 31, 2004, amounted to $1,993.5 million, a decrease of $54.4 million from February 29, 2004. The ratio of total debt to total capitalization decreased to 45.6% as of August 31, 2004, from 46.3% as of February 29, 2004.

Senior Credit Facility

In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement, which since has been amended (or amended and restated) in March 2003, October 2003, February 2004 and August 2004 (as amended and restated in August 2004, the "Credit Agreement"). The Credit Agreement provides for aggregate credit facilities of $1.2 billion consisting of a $345.0 million Tranche A Term Loan facility due in February 2008, a $500.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. The Company uses the Revolving Credit facility under the Credit Agreement to fund its working capital needs on an on-going basis. In August 2004 the then outstanding principal balance under both the Tranche A and Tranche B Term Loan facilities was refinanced on essentially the same terms as the credit agreement in effect prior to August 2004 but at a lower Applicable Rate (as such term is defined in the Credit Agreement) and the remaining payment schedule of the Tranche B Term Loan facility was modified.

As of August 31, 2004, the required principal repayments of the Tranche A Term Loan and the Tranche B Term Loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2005	$30,000	$-	$30,000
2006	80,000	5,000	85,000
2007	100,000	5,000	105,000
2008	120,000	125,313	245,313
2009	-	364,687	364,687
	$330,000	$500,000	$830,000

The rate of interest payable, at the Company’s option, is LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 2.50%. As of August 31, 2004, the LIBOR margin for the Revolving Credit facility is 1.75%, the LIBOR margin for the Tranche A Term Loan facility is 1.25%, and the LIBOR margin on the Tranche B Term Loan facility is 1.50%.

The Company’s obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company is obligated to pledge collateral of (i) 100% of the capital stock of all of the Company’s U.S. subsidiaries and certain foreign subsidiaries and (ii) 65% of the voting capital stock of certain other foreign subsidiaries of the Company.

The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and/or thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. As of August 31, 2004, the Company is in compliance with all of its covenants under its Credit Agreement.

As of August 31, 2004, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $330.0 million bearing a weighted average interest rate of 3.2%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.5%, $139.0 million of revolving loans bearing a weighted average interest rate of 3.2%, undrawn revolving letters of credit of $26.9 million, and $234.1 million in revolving loans available to be drawn.

Subsidiary Facilities

The Company has additional line of credit facilities totaling $155.7 million as of August 31, 2004. These lines support the borrowing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2004, amounts outstanding under the subsidiary revolving credit facilities were $54.6 million.

Senior Notes

As of August 31, 2004, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of August 31, 2004, the Company had outstanding £1.0 million ($1.8 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of August 31, 2004, the Company had outstanding £154.0 million ($277.1 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of August 31, 2004, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. During Six Months 2005, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

As of August 31, 2004, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

Guarantees

A foreign subsidiary of the Company has guaranteed debt of a joint venture in the maximum amount of $3.8 million as of August 31, 2004. The liability for this guarantee is not material and the Company does not have any collateral from this entity.

Accounting Pronouncements Not Yet Adopted

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ended February 29, 2004. In addition, the Company has adopted the interim disclosure provisions of SFAS No. 132(R) for the three months ended August 31, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005.

In March 2004, the Financial Accounting Standards Board issued a proposed statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The objective of the proposed statement is to require recognition in an entity’s financial statements of the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment (or compensation) transactions based on the fair value of the instruments at the grant date. The proposed statement would eliminate the alternative of continuing to account for share-based payment arrangements with employees under APB No. 25 and require that the compensation cost resulting from all share-based payment transactions be recognized in an entity’s financial statements. If adopted in its current form, the proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Also, if adopted in its current form, the proposed statement could result in a significant charge to the Company’s Consolidated Statement of Income for the fiscal year ending February 28, 2006.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-Q are also subject to the following risks and uncertainties: the Company achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company’s competitors; raw material supply, production or shipment difficulties could adversely affect the Company’s ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company’s products and/or result in higher than expected selling, general and administrative expenses; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in foreign currency exchange rates. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

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

Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of August 31, 2004, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of August 31, 2004, and August 31, 2003, the Company had outstanding derivative contracts with a notional value of $694.6 million and $561.5 million, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the U.S. dollar had been 10% weaker as of August 31, 2004, and August 31, 2003, the fair value of open foreign exchange contracts would have been increased by $68.8 million and $56.4 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,062.1 million and $1,025.6 million as of August 31, 2004, and August 31, 2003, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2004, and August 31, 2003, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $39.2 million and $45.6 million, respectively.

In addition to the $1,062.1 million and $1,025.6 million estimated fair value of fixed rate debt outstanding as of August 31, 2004, and August 31, 2003, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of August 31, 2004, and August 31, 2003, of $1,023.6 million and $1,118.5 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates at August 31, 2004, and August 31, 2003, would result in an approximate increase in cash required for interest of $9.0 million and $9.3 million, respectively.

The Company has on occasion entered into interest rate swap agreements to reduce its exposure to interest rate changes relative to its variable rate debt. As of August 31, 2004, and August 31, 2003, the Company had no interest rate swap agreements outstanding.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with that evaluation, no changes were identified in the Company’s "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
June 1 - 30, 2004	-	$-	-	$55,122,140
July 1 - 31, 2004	5,017	37.88	-	55,122,140
August 1 - 31, 2004	-	-	-	55,122,140
Total	5,017	$37.88	-	$55,122,140

(1)   The total number of shares purchased consist of shares tendered to the Company, as permitted under the Company’s Long-Term Stock Incentive Plan, in payment of the exercise price and taxes due upon an exercise of stock options.

(2)   In June 1998, the Company’s Board of Directors authorized the repurchase from time to time of up to $100.0 million of the Company’s Class A and Class B Common Stock. The program does not have a specified expiration date. The Company did not repurchase any shares under this program during the period June 1, 2004 through and including August 31, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 20, 2004 (the "Annual Meeting"), the holders of the Company’s Class A Common Stock (the "Class A Stock"), voting as a separate class, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company’s Class A Stock and Class B Common Stock (the "Class B Stock"), voting together as a single class with holders of Class A Stock having one (1) vote per share and holders of Class B Stock having ten (10) votes per share, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock and Class B Stock voting together as a single class.

In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon a proposal to ratify the selection of KPMG LLP, Certified Public Accountants, as the Company’s independent public accountants for the fiscal year ending February 28, 2005, and a proposal to approve Amendment Number Five to the Company’s Long-Term Stock Incentive Plan.

Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

I.	The results of the voting for the election of Directors of the Company are as follows:

 Directors Elected by the Holders of Class A Stock:

Nominee	For	Withheld
Thomas C. McDermott	57,701,480	27,365,915
Paul L. Smith	57,712,296	27,355,099

 Directors Elected by the Holders of Class A Stock and Class B Stock:

Nominee	For	Withheld
George Bresler	175,489,755	29,284,480
Jeananne K. Hauswald	177,152,406	27,621,829
James A. Locke III	175,567,766	29,206,469
Richard Sands	176,960,501	27,813,734
Robert Sands	177,008,966	27,765,269

II.	The selection of KPMG LLP was ratified with the following votes:

For:	174,659,414
Against:	30,055,771
Abstain:	59,050
Broker Nonvotes:	0

III.	Amendment Number Five to the Company’s Long-Term Stock Incentive Plan was approved with the following votes:

For:	135,410,376
Against:	52,024,272
Abstain:	314,135
Broker Nonvotes:	17,025,452

Item 6.     Exhibits

The following Exhibits are furnished as part of this Form 10-Q:

Exhibit Number    Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Implementation Deed dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.2	Transaction Compensation Agreement dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.3	No Solicitation Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.4	Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.5	Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

(3)	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation of the Company.

3.2	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

3.3	By-Laws of the Company.

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.2	Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.3	Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.4	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.5	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.6	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee.

4.7	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee.

4.8	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee.

4.9	Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee.

4.10	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee.

4.11	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee.

4.12	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.13	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.14	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.15	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee.

4.16	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee.

4.17	Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee.

4.18	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee.

4.19	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee.

4.20	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee.

4.21	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee.

4.22	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent.

4.23	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent.

4.24	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent.

4.25	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

4.26	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

4.27	Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

4.28	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

4.29	Deposit Agreement by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

4.30	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time).

4.31	Guarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time).

(10)	Material contracts.

10.1	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

10.2	Amendment No. 1, dated as of July 18, 2003, to the Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent.

10.3	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

10.4	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

10.5	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

10.6	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time).

10.7	Guarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time).

10.8	Amendment Number Five to the Company’s Long-Term Stock Incentive Plan.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32)	Section 1350 Certifications.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: October 12, 2004	By:	/s/ Thomas F. Howe

Thomas F. Howe, Senior Vice President, Controller

Dated: October 12, 2004	By:	/s/ Thomas S. Summer

Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Implementation Deed dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.2	Transaction Compensation Agreement dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.3	No Solicitation Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.4	Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.5	Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

(3)	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).

3.2	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

3.3	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.2	Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.3	Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference).

4.4	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).

4.5	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

4.6	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.8	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).

4.9	Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.10	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.11	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed herewith).

4.12	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.13	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.14	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.15	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.16	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed herewith).

4.17	Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.18	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.19	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.20	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.21	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed herewith).

4.22	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.23	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

4.24	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company’s Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

4.25	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).

4.26	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed herewith).

4.27	Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.28	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.29	Deposit Agreement, dated as of July 30, 2003, by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.30	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time) (filed herewith).

4.31	Guarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time) (filed herewith).

(10)	Material contracts.

10.1	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.2	Amendment No. 1, dated as of July 18, 2003, to the Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

10.3	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company’s Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

10.4	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).

10.5	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.26 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.6	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.30 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.7	Guarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.8	Amendment Number Five to the Company’s Long-Term Stock Incentive Plan (filed herewith).

(11)	Statement re computation of per share earnings.

Not applicable.

(15)	Letter re unaudited interim financial information.

Not applicable.

(18)	Letter re change in accounting principles.

Not applicable.

(19)	Report furnished to security holders.

Not applicable.

(22)	Published report regarding matters submitted to a vote of security holders.

Not applicable.

(23)	Consents of experts and counsel.

Not applicable.

(24)	Power of attorney.

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

(32)	Section 1350 Certifications.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

(99)	Additional Exhibits.

Not applicable.

50