Form 10-Q
period 2004-11-30
CONSTELLATION BRANDS, INC.
filed 2005-01-10
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2004, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	96,375,153
Class B Common Stock, Par Value $.01 Per Share	11,980,530

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)
	November 30,	February 29,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash investments	$12,754	$37,136
Accounts receivable, net	906,317	635,910
Inventories	1,443,430	1,261,378
Prepaid expenses and other	185,626	137,047
Total current assets	2,548,127	2,071,471
PROPERTY, PLANT AND EQUIPMENT, net	1,124,070	1,097,362
GOODWILL	1,562,762	1,540,637
INTANGIBLE ASSETS, net	748,106	744,978
OTHER ASSETS, net	96,819	104,225
Total assets	$6,079,884	$5,558,673

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$226,058	$1,792
Current maturities of long-term debt	85,838	267,245
Accounts payable	383,416	270,291
Accrued excise taxes	73,579	48,465
Other accrued expenses and liabilities	558,682	442,009
Total current liabilities	1,327,573	1,029,802
LONG-TERM DEBT, less current maturities	1,716,685	1,778,853
DEFERRED INCOME TAXES	206,429	187,410
OTHER LIABILITIES	159,954	184,989
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at November 30, 2004, and February 29, 2004 (Aggregate liquidation preference of $172,951 at November 30, 2004)	2	2
Class A Common Stock, $.01 par value- Authorized, 275,000,000 shares; Issued, 98,776,349 shares at November 30, 2004, and 97,150,219 shares at February 29, 2004	988	971
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 14,484,030 shares at November 30, 2004, and 14,564,630 shares at February 29, 2004	145	146
Additional paid-in capital	1,051,022	1,024,048
Retained earnings	1,231,676	1,010,193
Accumulated other comprehensive income	414,474	372,302
	2,698,307	2,407,662
Less-Treasury stock-
Class A Common Stock, 2,482,058 shares at November 30, 2004, and 2,583,608 shares at February 29, 2004, at cost	(26,774)	(27,786)
Class B Convertible Common Stock, 2,502,900 shares at November 30, 2004, and February 29, 2004, at cost	(2,207)	(2,207)
	(28,981)	(29,993)
Less-Unearned compensation-restricted stock awards	(83)	(50)
Total stockholders' equity	2,669,243	2,377,619
Total liabilities and stockholders' equity	$6,079,884	$5,558,673

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
SALES	$3,834,988	$3,354,298	$1,360,431	$1,213,541
Less - Excise taxes	(785,031)	(683,184)	(274,720)	(226,293)
Net sales	3,049,957	2,671,114	1,085,711	987,248
COST OF PRODUCT SOLD	(2,196,148)	(1,938,881)	(772,047)	(704,632)
Gross profit	853,809	732,233	313,664	282,616
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	(401,116)	(348,428)	(130,333)	(113,333)
RESTRUCTURING AND RELATED CHARGES	(4,426)	(27,487)	(1,644)	(8,088)
Operating income	448,267	356,318	181,687	161,195
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	1,181	-	-
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	621	965	359	126
INTEREST EXPENSE, net	(91,332)	(112,230)	(30,651)	(31,889)
Income before income taxes	357,556	246,234	151,395	129,432
PROVISION FOR INCOME TAXES	(128,720)	(88,641)	(54,502)	(46,592)
NET INCOME	228,836	157,593	96,893	82,840
Dividends on preferred stock	(7,353)	(3,294)	(2,451)	(2,450)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$221,483	$154,299	$94,442	$80,390

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$2.08	$1.58	$0.88	$0.77
Basic - Class B Common Stock	$1.89	$1.43	$0.80	$0.70
Diluted	$1.97	$1.51	$0.83	$0.73
Weighted average common shares outstanding:
Basic - Class A Common Stock	95,392	86,832	96,012	93,255
Basic - Class B Common Stock	12,035	12,070	11,997	12,068
Diluted	116,005	104,559	116,726	114,196

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Nine Months Ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228,836	$157,593

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	65,121	58,666
Deferred tax provision	33,524	4,622
Amortization of intangible and other assets	8,491	18,713
Loss on disposal of assets	4,225	2,108
Noncash portion of loss on extinguishment of debt	1,799	800
Stock-based compensation expense	69	208
Amortization of discount on long-term debt	53	59
Equity in earnings of equity method investees	(621)	(965)
Gain on change in fair value of derivative instruments	-	(1,181)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(258,052)	(218,730)
Inventories	(189,406)	32,305
Prepaid expenses and other current assets	(3,400)	13,417
Accounts payable	108,358	23,615
Accrued excise taxes	24,103	23,845
Other accrued expenses and liabilities	59,966	39,989
Other, net	(1,644)	24,458
Total adjustments	(147,414)	21,929
Net cash provided by operating activities	81,422	179,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(78,356)	(70,584)
Purchases of businesses, net of cash acquired	(8,899)	(1,070,074)
Payment of accrued earn-out amount	(2,617)	(2,035)
Proceeds from sale of assets	1,225	11,085
Proceeds from sale of business	-	4,431
Proceeds from sale of marketable equity securities	-	790
Net cash used in investing activities	(88,647)	(1,126,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(254,606)	(1,240,395)
Payment of preferred stock dividends	(7,353)	-
Payment of issuance costs of long-term debt	(901)	(34,147)
Net proceeds from notes payable	219,953	165,209
Exercise of employee stock options	25,257	23,756
Proceeds from employee stock purchases	2,441	1,822
Proceeds from issuance of long-term debt	-	1,600,000
Proceeds from equity offerings, net of fees	-	426,069
Net cash (used in) provided by financing activities	(15,209)	942,314

Effect of exchange rate changes on cash and cash investments	(1,948)	29,116

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(24,382)	24,565
CASH AND CASH INVESTMENTS, beginning of period	37,136	13,810
CASH AND CASH INVESTMENTS, end of period	$12,754	$38,375

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$14,906	$1,790,142
Liabilities assumed	(6,007)	(633,356)
Net assets acquired	8,899	1,156,786
Less - stock issuance	-	(77,243)
Less - direct acquisition costs accrued or previously paid	-	(7,964)
Less - cash acquired	-	(1,505)
Net cash paid for purchases of businesses	$8,899	$1,070,074

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004

1)	MANAGEMENT’S REPRESENTATIONS:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Current Report on Form 8-K dated August 19, 2004. Results of operations for interim periods are not necessarily indicative of annual results.

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

The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Therefore, under EITF No. 03-6, the Class B Convertible Common Stock is considered a participating security requiring the use of the two-class method for the computation of net income per share - basic, rather than the if-converted method as previously used. In addition, the shares of Class B Convertible Common Stock are considered to be participating convertible securities since the shares of Class B Convertible Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock. Earnings per share - basic reflects the application of EITF No. 03-6 and has been computed using the two-class method for all periods presented. Earnings per share - diluted continues to be computed using the if-converted method (see Note 10).

3)       ACQUISITIONS:

    On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited ("Hardy"), and on April 9, 2003, the Company completed its acquisition of all of Hardy’s outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC ("PWP"), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the "Hardy Acquisition." Through this acquisition, the Company acquired one of Australia’s largest wine producers with interests in wineries and vineyards in most of Australia’s major wine regions as well as New Zealand and the United States and Hardy’s marketing and sales operations in the United Kingdom.

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

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2004	February 29, 2004
(in thousands)
Raw materials and supplies	$109,702	$49,633
In-process inventories	817,059	803,200
Finished case goods	516,669	408,545
	$1,443,430	$1,261,378

5)	GOODWILL:

The changes in the carrying amount of goodwill for the nine months ended November 30, 2004, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in thousands)
Balance, February 29, 2004	$1,407,350	$133,287	$1,540,637
Purchase accounting allocations	4,000	-	4,000
Foreign currency translation adjustments	14,344	1,620	15,964
Purchase price earn-out	2,161	-	2,161
Balance, November 30, 2004	$1,427,855	$134,907	$1,562,762

6)	INTANGIBLE ASSETS:

The major components of intangible assets are:

	November 30, 2004		February 29, 2004
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in thousands)
Amortizable intangible assets:
Distribution agreements	$12,883	$2,128	$12,883	$4,455
Other	4,023	47	4,021	64
Total	$16,906	2,175	$16,904	4,519

Nonamortizable intangible assets:
Trademarks		727,519		722,047
Agency relationships		18,412		18,412
Total		745,931		740,459
Total intangible assets		$748,106		$744,978

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.3 million and $1.5 million for the nine months ended November 30, 2004, and November 30, 2003, respectively, and $0.7 million and $0.6 million for the three months ended November 30, 2004, and November 30, 2003, respectively. Estimated amortization expense for the remaining three months of fiscal 2005 and for each of the five succeeding fiscal years is as follows:

(in thousands)
2005	$478
2006	$1,319
2007	$341
2008	$25
2009	$12
2010	$-

7)	BORROWINGS:

Senior credit facility -
In connection with the Hardy Acquisition, on January 16, 2003, the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement, which since has been amended (or amended and restated) in March 2003, October 2003, February 2004 and August 2004 (as amended and restated in August 2004, the "Credit Agreement"). The Credit Agreement provides for aggregate credit facilities of $1.2 billion consisting of a $345.0 million Tranche A Term Loan facility due in February 2008, a $500.0 million Tranche B Term Loan facility due in November 2008 and a $400.0 million Revolving Credit facility (including an Australian Dollar revolving sub-facility of up to A$10.0 million and a sub-facility for letters of credit of up to $40.0 million) which expires on February 29, 2008. The Company uses the Revolving Credit facility under the Credit Agreement to fund its working capital needs on an on-going basis. In August 2004 the then outstanding principal balance under both the Tranche A and Tranche B Term Loan facilities was refinanced on essentially the same terms as the credit agreement in effect prior to August 2004 but at a lower Applicable Rate (as such term is defined in the Credit Agreement) and the remaining payment schedule of the Tranche B Term Loan facility was modified. Subsequent to November 30, 2004, the Company entered into a new senior credit facility (see Note 17).

As of November 30, 2004, the required principal repayments of the Tranche A Term Loan and the Tranche B Term Loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2005	$15,000	$-	$15,000
2006	80,000	5,000	85,000
2007	100,000	5,000	105,000
2008	120,000	125,313	245,313
2009	-	364,687	364,687
	$315,000	$500,000	$815,000

The rate of interest payable, at the Company’s option, is LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s Debt Ratio (as defined in the Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 2.50%. As of November 30, 2004, the LIBOR margin for the Revolving Credit facility was 1.50%, the LIBOR margin for the Tranche A Term Loan facility was 1.25%, and the LIBOR margin on the Tranche B Term Loan facility was 1.50%.

The Company’s obligations are guaranteed by certain subsidiaries of the Company ("Guarantors") and the Company is obligated to pledge collateral of (i) 100% of the capital stock of all of the Company’s U.S. subsidiaries and certain foreign subsidiaries and (ii) 65% of the voting capital stock of certain other foreign subsidiaries of the Company.

The Company and its subsidiaries are subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to baskets, exceptions and/or thresholds. The primary financial covenants require the maintenance of a debt coverage ratio, a senior debt coverage ratio, a fixed charge ratio and an interest coverage ratio. As of November 30, 2004, the Company is in compliance with all of its covenants under its Credit Agreement.

As of November 30, 2004, under the Credit Agreement, the Company had outstanding Tranche A Term Loans of $315.0 million bearing a weighted average interest rate of 3.3%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.5%, $160.0 million of revolving loans bearing a weighted average interest rate of 3.9%, undrawn revolving letters of credit of $23.7 million, and $216.3 million in revolving loans available to be drawn.

Subsidiary facilities -
The Company has additional line of credit facilities totaling $203.3 million as of November 30, 2004. These lines support the borrowing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2004, amounts outstanding under the subsidiary revolving credit facilities were $65.7 million.

Redemption of senior subordinated notes -
On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. As of February 29, 2004, the Company had outstanding $200.0 million aggregate principal amount of Senior Subordinated Notes. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. During the nine months ended November 30, 2004, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

8)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
(in thousands)
Service cost	$1,639	$1,652	$565	$551
Interest cost	12,078	10,854	4,070	3,618
Expected return on plan assets	(12,755)	(11,367)	(4,297)	(3,789)
Amortization of prior service cost	1,739	6	583	2
Recognized net actuarial loss	155	1,515	55	505
Net periodic benefit cost	$2,856	$2,660	$976	$887

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
(in thousands)
Service cost	$157	$111	$54	$37
Interest cost	252	211	86	70
Amortization of prior service cost	6	5	2	2
Recognized net actuarial loss	17	15	6	5
Net periodic benefit cost	$432	$342	$148	$114

Contributions of $2.7 million and $1.0 million have been made by the Company to fund its defined benefit pension plans for the nine months and three months ended November 30, 2004, respectively. The Company presently anticipates contributing an additional $0.9 million to fund its defined benefit pension plans in Fiscal 2005, resulting in total employer contributions of $3.6 million for Fiscal 2005.

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

The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
(in thousands, except per share data)
Net income	$228,836	$157,593	$96,893	$82,840
Dividends on preferred stock	(7,353)	(3,294)	(2,451)	(2,450)
Income available to common stockholders	$221,483	$154,299	$94,442	$80,390

Weighted average common shares outstanding - basic:
Class A Common Stock	95,392	86,832	96,012	93,255
Class B Convertible Common Stock	12,035	12,070	11,997	12,068
Total weighted average common shares outstanding - basic	107,427	98,902	108,009	105,323
Stock options	3,586	3,227	3,725	3,484
Preferred stock	4,992	2,430	4,992	5,389
Weighted average common shares outstanding - diluted	116,005	104,559	116,726	114,196

Earnings per common share - basic:
Class A Common Stock	$2.08	$1.58	$0.88	$0.77
Class B Convertible Common Stock	$1.89	$1.43	$0.80	$0.70
Earnings per common share - diluted	$1.97	$1.51	$0.83	$0.73

Stock options to purchase 0.1 million shares of Class A Common Stock at a weighted average price per share of $37.55 and $30.82 were outstanding during the nine months ended November 30, 2004, and November 30, 2003, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. Stock options to purchase 0.1 million shares of Class A Common Stock at a weighted average price per share of $31.01 were outstanding during the three months ended November 30, 2003, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. There were no anti-dilutive options outstanding during the three months ended November 30, 2004.

11)	STOCK-BASED COMPENSATION:

The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company’s stock option plans. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended. (See Note 16 for additional discussion regarding Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment," which will become effective for the Company beginning September 1, 2005.) The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
(in thousands, except per share data)
Net income, as reported	$228,836	$157,593	$96,893	$82,840
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	42	135	10	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,854)	(7,298)	(6,378)	(2,489)
Pro forma net income	$212,024	$150,430	$90,525	$80,366

Earnings per common share - basic:
Class A Common Stock, as reported	$2.08	$1.58	$0.88	$0.77
Class B Convertible Common Stock, as reported	$1.89	$1.43	$0.80	$0.70

Class A Common Stock, pro forma	$1.92	$1.50	$0.82	$0.75
Class B Convertible Common Stock, pro forma	$1.75	$1.37	$0.75	$0.68

Earnings per common share - diluted, as reported	$1.97	$1.51	$0.83	$0.73
Earnings per common share - diluted, pro forma	$1.82	$1.44	$0.77	$0.70

12)	COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
(in thousands)
Net income	$228,836	$157,593	$96,893	$82,840
Other comprehensive income, net of tax:
Foreign currency translation adjustments	55,077	320,237	179,322	214,120
Cash flow hedges:
Net derivative (losses) gains, net of tax benefit (expense) of $7,920, ($13,936), ($2,027) and ($4,787), respectively	(17,997)	32,432	5,100	11,137
Reclassification adjustments, net of tax (expense) benefit of ($2,603), $886, ($1,944) and $275, respectively	5,989	(1,939)	4,555	(596)
Net cash flow hedges	(12,008)	30,493	9,655	10,541
Unrealized gains (losses) on marketable equity securities, net of tax (expense) benefit of ($278), $303, ($262) and ($44), respectively	649	(708)	610	102
Minimum pension liability adjustment, net of tax benefit of $741, $1,838, $1,554 and $1,690, respectively	(1,546)	(4,139)	(3,467)	(3,868)
Total comprehensive income	$271,008	$503,476	$283,013	$303,735

Accumulated other comprehensive income (loss) ("AOCI"), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Unrealized (Loss) Gain on Marketable Equity Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in thousands)
Balance, February 29, 2004	$393,972	$36,949	$(432)	$(58,187)	$372,302
Current period change	55,077	(12,008)	649	(1,546)	42,172
Balance, November 30, 2004	$449,049	$24,941	$217	$(59,733)	$414,474

The Company has an investment in marketable equity securities with an aggregate fair value of $15.8 million and $14.8 million as of November 30, 2004, and February 29, 2004, respectively.  The investment is classified as an available-for-sale security and is included in prepaid expenses and other on the Company's Consolidated Balance Sheet as of November 30, 2004, and February 29, 2004. As such, gross unrealized gains of $0.3 million and $0.6 million as of November 30, 2004, and February 29, 2004, respectively, are included, net of applicable income taxes, within AOCI. The Company uses the average cost method as its basis on which cost is determined in computing realized gains or losses. There were no realized gains or losses on sales of securities during the nine months and three months ended November 30, 2004. Realized gains on sales of securities during the nine months and three months ended November 30, 2003, are immaterial.

13)	RESTRUCTURING AND RELATED CHARGES:

For the nine months ended November 30, 2004, the Company recorded $4.4 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations as previously announced in fiscal 2004, and (ii) the Company’s July 2003 decision to exit the commodity concentrate product line in the U.S., and included $1.6 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $0.6 million of grape contract termination costs, $0.9 million of facility consolidation and relocation costs, and other related charges of $1.3 million. For the nine months ended November 30, 2003, the Company recorded $27.5 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment. In addition, in connection with the Company’s decision to exit the commodity concentrate product line in the U.S., the Company recorded a write-down of commodity concentrate inventory of $16.8 million for the three months ended August 31, 2003, which was recorded in cost of product sold.

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

The Company recorded restructuring and related charges of $1.6 million for the three months ended November 30, 2004, including $0.2 million of employee termination benefit costs, $0.6 million of grape contract termination costs, $0.3 million of facility consolidation and relocation costs, and other related charges of $0.5 million. For the three months ended November 30, 2003, the Company recorded $8.1 million of restructuring and related charges associated with the restructuring plan of the Constellation Wines segment.

The Company estimates that the completion of the restructuring actions will include (i) a total of $9.2 million of employee termination benefit costs through February 28, 2005, of which $8.4 million has been incurred through November 30, 2004, (ii) a total of $18.3 million of grape contract termination costs through February 28, 2005, of which $18.3 million has been incurred through November 30, 2004, and (iii) a total of $3.9 million of facility consolidation and relocation costs through February 28, 2005, of which $2.8 million has been incurred through November 30, 2004. The Company has incurred other costs related to the restructuring plan for the disposal of fixed assets and other costs of realigning the business operations of the Constellation Wines segment. The Company expects to incur additional costs of realigning the business operations of $2.3 million during the year ending February 28, 2005, of which $1.3 million has been incurred through November 30, 2004.

The following table illustrates the changes in the restructuring liability balance since February 29, 2004:

	Employee Termination Benefit Costs	Grape Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in thousands)
Balance, February 29, 2004	$1,539	$1,048	$-	$2,587
Restructuring charges	1,231	-	256	1,487
Cash expenditures	(1,575)	-	(256)	(1,831)
Foreign currency adjustments	(55)	-	-	(55)
Balance, May 31, 2004	1,140	1,048	-	2,188
Restructuring charges	382	-	358	740
Reversal of prior accruals	(228)	-	-	(228)
Cash expenditures	(373)	-	(358)	(731)
Foreign currency adjustments	(11)	-	-	(11)
Balance, August 31, 2004	910	1,048	-	1,958
Restructuring charges	211	599	294	1,104
Cash expenditures	(642)	(1,282)	(294)	(2,218)
Foreign currency adjustments	(27)	-	-	(27)
Balance, November 30, 2004	$452	$365	$-	$817

14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

Subsequent to February 29, 2004, four subsidiaries of the Company which were previously included as Subsidiary Nonguarantors (as defined below) became Subsidiary Guarantors (as defined below) under the Company’s existing indentures. As such, the following information sets forth the condensed consolidating balance sheets of the Company as of November 30, 2004, and February 29, 2004, the condensed consolidating statements of income for the nine months and three months ended November 30, 2004, and November 30, 2003, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2004, and November 30, 2003, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes ("Subsidiary Guarantors") and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment ("Subsidiary Nonguarantors"), as if the new Subsidiary Guarantors had been in place as of and for all periods presented. The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Current Report on Form 8-K dated August 19, 2004, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at November 30, 2004
Current assets:
Cash and cash investments	$2,313	$2,206	$8,235	$-	$12,754
Accounts receivable, net	136,735	229,574	540,008	-	906,317
Inventories	29,830	765,238	660,514	(12,152)	1,443,430
Prepaid expenses and other	12,394	125,941	47,291	-	185,626
Intercompany (payable) receivable	(479,614)	(115,333)	594,947	-	-
Total current assets	(298,342)	1,007,626	1,850,995	(12,152)	2,548,127
Property, plant and equipment, net	36,280	430,145	657,645	-	1,124,070
Investments in subsidiaries	4,475,606	1,845,149	-	(6,320,755)	-
Goodwill	-	636,117	926,645	-	1,562,762
Intangible assets, net	-	396,677	351,429	-	748,106
Other assets, net	31,531	2,338	62,950	-	96,819
Total assets	$4,245,075	$4,318,052	$3,849,664	$(6,332,907)	$6,079,884

Current liabilities:
Notes payable to banks	$160,000	$-	$66,058	$-	$226,058
Current maturities of long-term debt	78,816	3,546	3,476	-	85,838
Accounts payable	2,856	161,328	219,232	-	383,416
Accrued excise taxes	9,056	28,470	36,053	-	73,579
Other accrued expenses and liabilities	115,347	108,294	334,212	829	558,682
Total current liabilities	366,075	301,638	659,031	829	1,327,573
Long-term debt, less current maturities	1,681,821	6,490	28,374	-	1,716,685
Deferred income taxes	(14,978)	188,880	32,527	-	206,429
Other liabilities	968	25,598	133,388	-	159,954

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	1,133	6,443	141,573	(148,016)	1,133
Additional paid-in capital	1,051,022	1,952,158	2,415,934	(4,368,092)	1,051,022
Retained earnings	1,246,133	1,661,140	143,507	(1,819,104)	1,231,676
Accumulated other comprehensive (loss) income	(58,037)	175,705	295,330	1,476	414,474
Treasury stock and other	(29,064)	-	-	-	(29,064)
Total stockholders’ equity	2,211,189	3,795,446	2,996,344	(6,333,736)	2,669,243
Total liabilities and stockholders’ equity	$4,245,075	$4,318,052	$3,849,664	$(6,332,907)	$6,079,884

Condensed Consolidating Balance Sheet at February 29, 2004
Current assets:
Cash and cash investments	$1,048	$4,664	$31,424	$-	$37,136
Accounts receivable, net	137,422	145,152	353,336	-	635,910
Inventories	9,922	696,928	561,900	(7,372)	1,261,378
Prepaid expenses and other	8,734	72,788	55,525	-	137,047
Intercompany (payable) receivable	(304,555)	(253,680)	558,235	-	-
Total current assets	(147,429)	665,852	1,560,420	(7,372)	2,071,471
Property, plant and equipment, net	33,722	426,152	637,488	-	1,097,362
Investments in subsidiaries	4,270,871	1,757,700	-	(6,028,571)	-
Goodwill	-	636,597	904,040	-	1,540,637
Intangible assets, net	-	396,153	348,825	-	744,978
Other assets, net	36,041	2,146	66,038	-	104,225
Total assets	$4,193,205	$3,884,600	$3,516,811	$(6,035,943)	$5,558,673

Current liabilities:
Notes payable to banks	$-	$-	$1,792	$-	$1,792
Current maturities of long-term debt	260,061	3,949	3,235	-	267,245
Accounts payable	33,631	67,459	169,201	-	270,291
Accrued excise taxes	8,005	15,344	25,116	-	48,465
Other accrued expenses and liabilities	151,534	23,352	267,123	-	442,009
Total current liabilities	453,231	110,104	466,467	-	1,029,802
Long-term debt, less current maturities	1,739,221	8,510	31,122	-	1,778,853
Deferred income taxes	56,815	119,704	10,891	-	187,410
Other liabilities	6,209	21,646	157,134	-	184,989
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	1,117	6,443	141,573	(148,016)	1,117
Additional paid-in capital	1,024,048	1,977,179	2,418,614	(4,395,793)	1,024,048
Retained earnings	1,017,565	1,431,384	53,378	(1,492,134)	1,010,193
Accumulated other comprehensive (loss) income	(74,960)	209,630	237,632	-	372,302
Treasury stock and other	(30,043)	-	-	-	(30,043)
Total stockholders’ equity	1,937,729	3,624,636	2,851,197	(6,035,943)	2,377,619
Total liabilities and stockholders’ equity	$4,193,205	$3,884,600	$3,516,811	$(6,035,943)	$5,558,673

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2004
Sales	$600,787	$1,642,333	$1,927,756	$(335,888)	$3,834,988
Less - excise taxes	(107,996)	(335,072)	(341,963)	-	(785,031)
Net sales	492,791	1,307,261	1,585,793	(335,888)	3,049,957
Cost of product sold	(398,265)	(834,829)	(1,291,857)	328,803	(2,196,148)
Gross profit	94,526	472,432	293,936	(7,085)	853,809
Selling, general and administrative expenses	(106,653)	(156,631)	(137,832)	-	(401,116)
Restructuring and related charges	-	(2,313)	(2,113)	-	(4,426)
Operating (loss) income	(12,127)	313,488	153,991	(7,085)	448,267
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees and subsidiaries	229,756	90,129	621	(319,885)	621
Interest income (expense), net	16,199	(82,701)	(24,830)	-	(91,332)
Income before income taxes	233,828	320,916	129,782	(326,970)	357,556
Benefit from (provision for) income taxes	2,093	(91,160)	(39,653)	-	(128,720)
Net income	235,921	229,756	90,129	(326,970)	228,836
Dividends on preferred stock	(7,353)	-	-	-	(7,353)
Income available to common stockholders	$228,568	$229,756	$90,129	$(326,970)	$221,483

Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2003
Sales	$603,162	$1,625,571	$1,345,163	$(219,598)	$3,354,298
Less - excise taxes	(106,045)	(328,476)	(248,663)	-	(683,184)
Net sales	497,117	1,297,095	1,096,500	(219,598)	2,671,114
Cost of product sold	(428,529)	(859,180)	(863,918)	212,746	(1,938,881)
Gross profit	68,588	437,915	232,582	(6,852)	732,233
Selling, general and administrative expenses	(92,452)	(138,051)	(117,925)	-	(348,428)
Restructuring and related charges	-	(26,061)	(1,426)	-	(27,487)
Operating (loss) income	(23,864)	273,803	113,231	(6,852)	356,318
Gain on change in fair value of derivative instruments	1,181	-	-	-	1,181
Equity in earnings of equity method investees and subsidiaries	177,392	75,395	425	(252,247)	965
Interest income (expense), net	9,256	(116,730)	(4,756)	-	(112,230)
Income before income taxes	163,965	232,468	108,900	(259,099)	246,234
Benefit from (provision for) income taxes	480	(55,076)	(34,045)	-	(88,641)
Net income	164,445	177,392	74,855	(259,099)	157,593
Dividends on preferred stock	(3,294)	-	-	-	(3,294)
Income available to common stockholders	$161,151	$177,392	$74,855	$(259,099)	$154,299

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2004
Sales	$214,773	$598,643	$705,673	$(158,658)	$1,360,431
Less - excise taxes	(41,661)	(110,187)	(122,872)	-	(274,720)
Net sales	173,112	488,456	582,801	(158,658)	1,085,711
Cost of product sold	(105,962)	(347,639)	(473,854)	155,408	(772,047)
Gross profit	67,150	140,817	108,947	(3,250)	313,664
Selling, general and administrative expenses	(33,666)	(54,492)	(42,175)	-	(130,333)
Restructuring and related charges	-	(778)	(866)	-	(1,644)
Operating income	33,484	85,547	65,906	(3,250)	181,687
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees and subsidiaries	72,982	43,656	359	(116,638)	359
Interest income (expense), net	5,403	(27,105)	(8,949)	-	(30,651)
Income before income taxes	111,869	102,098	57,316	(119,888)	151,395
Provision for income taxes	(11,726)	(29,116)	(13,660)	-	(54,502)
Net income	100,143	72,982	43,656	(119,888)	96,893
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$97,692	$72,982	$43,656	$(119,888)	$94,442

Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2003
Sales	$223,249	$515,574	$493,087	$(18,369)	$1,213,541
Less - excise taxes	(40,841)	(113,168)	(72,284)	-	(226,293)
Net sales	182,408	402,406	420,803	(18,369)	987,248
Cost of product sold	(150,233)	(242,357)	(323,751)	11,709	(704,632)
Gross profit	32,175	160,049	97,052	(6,660)	282,616
Selling, general and administrative expenses	(29,467)	(39,450)	(44,416)	-	(113,333)
Restructuring and related charges	-	(7,966)	(122)	-	(8,088)
Operating income	2,708	112,633	52,514	(6,660)	161,195
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees and subsidiaries	84,296	36,796	126	(121,092)	126
Interest income (expense), net	8,089	(40,199)	221	-	(31,889)
Income before income taxes	95,093	109,230	52,861	(127,752)	129,432
Provision for income taxes	(5,593)	(24,934)	(16,065)	-	(46,592)
Net income	89,500	84,296	36,796	(127,752)	82,840
Dividends on preferred stock	(2,450)	-	-	-	(2,450)
Income available to common stockholders	$87,050	$84,296	$36,796	$(127,752)	$80,390

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2004
Net cash (used in) provided by operating activities	$(70,924)	$177,290	$(24,944)	$-	$81,422

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,111)	(30,534)	(42,711)	-	(78,356)
Purchases of businesses, net of cash acquired	-	-	(8,899)	-	(8,899)
Payment of accrued earn-out amount	-	(2,617)	-	-	(2,617)
Proceeds from sale of assets	-	7	1,218	-	1,225
Proceeds from sale of business	-	-	-	-	-
Proceeds from sale of marketable equity securities	-	-	-	-	-
Net cash used in investing activities	(5,111)	(33,144)	(50,392)	-	(88,647)

Cash flows from financing activities:
Principal payments of long-term debt	(245,046)	(3,545)	(6,015)	-	(254,606)
Payment of preferred stock dividends	(7,353)	-	-	-	(7,353)
Payment of issuance costs of long-term debt	(901)	-	-	-	(901)
Net proceeds from notes payable	160,000	-	59,953	-	219,953
Intercompany financing activities, net	143,156	(143,156)	-	-	-
Exercise of employee stock options	25,257	-	-	-	25,257
Proceeds from employee stock purchases	2,441	-	-	-	2,441
Proceeds from issuance of long-term debt	-	-	-	-	-
Proceeds from equity offerings, net of fees	-	-	-	-	-
Net cash provided by (used in) financing activities	77,554	(146,701)	53,938	-	(15,209)
Effect of exchange rate changes on cash and cash investments	(254)	97	(1,791)	-	(1,948)

Net increase (decrease) in cash and cash investments	1,265	(2,458)	(23,189)	-	(24,382)
Cash and cash investments, beginning of period	1,048	4,664	31,424	-	37,136
Cash and cash investments, end of period	$2,313	$2,206	$8,235	$-	$12,754

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2003
Net cash provided by (used in) operating activities	$86,143	$(80,917)	$174,296	$-	$179,522

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,216)	(27,023)	(37,345)	-	(70,584)
Purchases of businesses, net of cash acquired	-	(1,070,074)	-	-	(1,070,074)
Payment of accrued earn-out amount	-	(2,035)	-	-	(2,035)
Proceeds from sale of assets	-	9,501	1,584	-	11,085
Proceeds from sale of business	-	-	4,431	-	4,431
Proceeds from sale of marketable equity securities	-	-	790	-	790
Net cash used in investing activities	(6,216)	(1,089,631)	(30,540)	-	(1,126,387)

Cash flows from financing activities:
Principal payments of long-term debt	(871,959)	(2,825)	(365,611)	-	(1,240,395)
Payment of preferred stock dividend	-	-	-	-	-
Payment of issuance costs of long-term debt	(34,147)	-	-	-	(34,147)
Net proceeds from notes payable	164,600	-	609	-	165,209
Intercompany financing activities, net	(1,419,182)	1,070,085	349,097	-	-
Exercise of employee stock options	23,756	-	-	-	23,756
Proceeds from employee stock purchases	1,822	-	-	-	1,822
Proceeds from issuance of long-term debt	1,600,000	-	-	-	1,600,000
Proceeds from equity offerings, net of fees	426,069	-	-	-	426,069
Net cash (used in) provided by financing activities	(109,041)	1,067,260	(15,905)	-	942,314

Effect of exchange rate changes on cash and cash investments	27,788	109,675	(108,347)	-	29,116

Net (decrease) increase in cash and cash investments	(1,326)	6,387	19,504	-	24,565
Cash and cash investments, beginning of period	1,426	1,248	11,136	-	13,810
Cash and cash investments, end of period	$100	$7,635	$30,640	$-	$38,375

15)	BUSINESS SEGMENT INFORMATION:

The Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes restructuring and related charges and unusual costs that affect comparability from its definition of operating income for segment purposes. For the nine months ended November 30, 2004, Restructuring and Unusual Costs consist of financing costs associated with the redemption of the Company’s Senior Subordinated Notes (as defined in Note 7) of $10.3 million, restructuring and related charges of $4.4 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $4.2 million. For the nine months ended November 30, 2003, Restructuring and Unusual Costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $17.3 million and $11.6 million, respectively, and restructuring and related charges of $44.3 million, including write-down of commodity concentrate inventory of $16.8 million. For the three months ended November 30, 2004, Restructuring and Unusual Costs consist of restructuring and related charges of $1.6 million and the flow through of inventory step-up associated with the Hardy Acquisition of $1.9 million. For the three months ended November 30, 2003, Restructuring and Unusual Costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $2.7 million and $2.3 million, respectively, and restructuring and related charges of $8.1 million. The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Current Report on Form 8-K dated August 19, 2004, and include the recently adopted accounting pronouncements described in Note 2. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
(in thousands)
Constellation Wines:
Net sales:
Branded wine	$1,286,966	$1,155,170	$509,520	$460,805
Wholesale and other	769,720	611,854	264,324	219,740
Net sales	$2,056,686	$1,767,024	$773,844	$680,545
Segment operating income	$283,104	$258,208	$127,700	$112,772
Equity in earnings of equity method investees	$621	$965	$359	$126
Long-lived assets	$1,027,897	$951,317	$1,027,897	$951,317
Investment in equity method investees	$6,454	$8,227	$6,454	$8,227
Total assets	$5,217,548	$4,834,279	$5,217,548	$4,834,279
Capital expenditures	$71,946	$61,900	$25,588	$20,839
Depreciation and amortization	$57,944	$51,374	$19,372	$17,361

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2004	2003	2004	2003
(in thousands)
Constellation Beers and Spirits:
Net sales:
Imported beers	$751,879	$684,216	$225,846	$229,538
Spirits	241,392	219,874	86,021	77,165
Net sales	$993,271	$904,090	$311,867	$306,703
Segment operating income	$223,023	$202,228	$71,360	$72,228
Long-lived assets	$82,590	$82,416	$82,590	$82,416
Total assets	$801,497	$740,226	$801,497	$740,226
Capital expenditures	$4,051	$5,981	$958	$2,748
Depreciation and amortization	$8,303	$7,529	$2,825	$2,363

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(38,964)	$(30,978)	$(13,839)	$(10,669)
Long-lived assets	$13,583	$14,249	$13,583	$14,249
Total assets	$60,839	$49,775	$60,839	$49,775
Capital expenditures	$2,359	$2,703	$900	$553
Depreciation and amortization	$7,365	$18,476	$2,348	$4,712

Restructuring and Unusual Costs:
Operating loss	$(18,896)	$(73,140)	$(3,534)	$(13,136)

Consolidated:
Net sales	$3,049,957	$2,671,114	$1,085,711	$987,248
Operating income	$448,267	$356,318	$181,687	$161,195
Equity in earnings of equity method investees	$621	$965	$359	$126
Long-lived assets	$1,124,070	$1,047,982	$1,124,070	$1,047,982
Investment in equity method investees	$6,454	$8,227	$6,454	$8,227
Total assets	$6,079,884	$5,624,280	$6,079,884	$5,624,280
Capital expenditures	$78,356	$70,584	$27,446	$24,140
Depreciation and amortization	$73,612	$77,379	$24,545	$24,436

16)	ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ended February 29, 2004. In addition, the Company has adopted the interim disclosure provisions of SFAS No. 132(R) for the nine months and three months ended November 30, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 ("ARB No. 43"), "Restatement and Revision of Accounting Research Bulletins," Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment." SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 ("SFAS No. 95"), "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is required to adopt SFAS No. 123(R) for interim periods beginning September 1, 2005. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS No. 153"), "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 amends Accounting Principles Board Opinion No. 29 ("APB No. 29"), "Accounting for Nonmonetary Transactions," to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 153 on its consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company has begun its evaluation of the effects of this provision. Although FSP FAS 109-2 is effective immediately, the Company will not be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 ("FSP FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the financial impact of FSP FAS 109-1 on its consolidated financial statements.

17)	SUBSEQUENT EVENTS:

Acquisition of Robert Mondavi -
On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation ("Robert Mondavi"), a leading premium wine producer based in Napa, California. In connection with the production of its products, Robert Mondavi owns, operates and has an interest in certain wineries and controls certain vineyards. Robert Mondavi produces, markets and sells premium, super premium and fine California wines under the Woodbridge and Robert Mondavi brand names. Woodbridge and Robert Mondavi Private Selection rank among the top two premium and top three super premium wine brands, respectively, in the United States.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the wine industry. The vast majority of Robert Mondavi’s sales are generated in the United States. The acquisition strengthens the Company’s position as the largest wine company in the world and makes the Company the largest premium wine company in the United States.

Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company expects to incur direct acquisition costs of $10.0 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined below). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The results of operations of the Robert Mondavi business will be included in the Consolidated Statements of Income beginning on the date of acquisition. The purchase price allocation, including the third-party appraisal, is in progress.

In connection with the acquisition of Robert Mondavi, on December 22, 2004, the Company and its U.S. subsidiaries (excluding certain inactive subsidiaries), together with certain of its subsidiaries organized in foreign jurisdictions, JPMorgan Chase Bank, N.A. as a lender and administrative agent and certain other agents, lenders, and financial institutions entered into a new credit agreement (the "2004 Credit Agreement"). The 2004 Credit Agreement provides for aggregate credit facilities of $2.9 billion, consisting of a $600.0 million tranche A term loan facility due in November 2010, a $1.8 billion tranche B term loan facility due in November 2011, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $60.0 million) which terminates in December 2010.

As of December 22, 2004, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2005	$15,000	$4,500	$19,500
2006	60,000	18,000	78,000
2007	67,500	18,000	85,500
2008	97,500	18,000	115,500
2009	120,000	18,000	138,000
2010	127,500	18,000	145,500
Thereafter	112,500	1,705,500	1,818,000
	$600,000	$1,800,000	$2,400,000

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. The initial LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the initial LIBOR margin on the tranche B term loan facility is 1.75%.

The Company’s obligations are guaranteed by its U.S. subsidiaries (excluding certain inactive subsidiaries) and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios.

The Company used the proceeds of borrowings under the 2004 Credit Agreement to repay the outstanding obligations under its Credit Agreement (as defined above), to fund the cash merger consideration payable in connection with its acquisition of Robert Mondavi, and to pay certain obligations of Robert Mondavi, including indebtedness outstanding under its bank facility and unsecured notes. The Company intends to use the remaining availability under the 2004 Credit Agreement to fund its working capital needs on an ongoing basis.

As of December 22, 2004, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $600.0 million bearing an interest rate of 5.75%, outstanding tranche B term loans of $1.8 billion bearing an interest rate of 6.0%, no outstanding revolving loans, undrawn revolving letters of credit of $37.5 million, and $462.5 million in revolving loans available to be drawn.

On December 22, 2004, the Company also entered into five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1.2 billion of the Company’s floating rate debt at an average rate of 4.0% over the five year term.

Investment in Ruffino -
On December 3, 2004, the Company purchased a 40 percent interest in Ruffino S.r.l. ("Ruffino"), the well-known Italian fine wine company, for a preliminary purchase price of $81.7 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The Constellation Wines segment expects to assume the distribution of Ruffino's products in the United States by the beginning of fiscal 2006.  The Company expects to account for the investment under the equity method.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, imported beer and spirits categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States; a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom.

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

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each geographic market. Market dynamics and consumer trends vary significantly across the Company’s three core geographic markets - the U.S., Europe (primarily the U.K.) and Australasia (Australia/New Zealand). Within the U.S. market, the Company offers a wide range of beverage alcohol products across the Constellation Wines segment and the Constellation Beers and Spirits segment. In Europe, the Company leverages its position as the largest wine supplier in the U.K. In addition, the Company leverages its U.K. wholesale business as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products to large national accounts. Within Australasia, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest wine producers in Australia.

The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

In Third Quarter 2005 (as defined below), the Company’s net sales increased 10.0% over Third Quarter 2004 (as defined below) primarily from increases in branded wine net sales, U.K. wholesale net sales and a favorable foreign currency impact. Operating income increased 12.7% over the comparable prior year period primarily due to a reduction in unusual costs (see below under Operating Income discussion), partially offset by increased selling and advertising expenses, as the Company continues to invest behind certain wine brands to drive growth and broader distribution. Lastly, as a result of the above factors and lower interest expense for Third Quarter 2005, net income increased 17.0% over the comparable prior year period.

In Nine Months 2005 (as defined below), the Company’s net sales increased 14.2% over Nine Months 2004 (as defined below) primarily from increases in U.K. wholesale net sales, imported beer net sales, the inclusion of an additional one month of net sales of products acquired in the Hardy Acquisition, increases in branded wines net sales and a favorable foreign currency impact. Operating income increased 25.8% over the comparable prior year period primarily due to a reduction in unusual costs (see below under Operating Income discussion), partially offset by increased selling and advertising expenses, as the Company continues to invest behind the imported beer portfolio and certain wine brands to drive growth and broader distribution. Lastly, as a result of the above factors and lower interest expense for Nine Months 2005, net income increased 45.2% over the comparable prior year period.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended November 30, 2004 ("Third Quarter 2005"), compared to the three months ended November 30, 2003 ("Third Quarter 2004"), and for the nine months ended November 30, 2004 ("Nine Months 2005"), compared to the nine months ended November 30, 2003 ("Nine Months 2004"), and (ii) financial liquidity and capital resources for Nine Months 2005. This discussion and analysis also identifies certain restructuring and related charges expected to affect consolidated results of operations of the Company for the year ending February 28, 2005 ("Fiscal 2005"). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Current Report on Form 8-K dated August 19, 2004.

Recent Developments

Acquisition of Robert Mondavi

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation ("Robert Mondavi"), a leading premium wine producer based in Napa, California. In connection with the production of its products, Robert Mondavi owns, operates and has an interest in certain wineries and controls certain vineyards. Robert Mondavi produces, markets and sells premium, super premium and fine California wines under the Woodbridge and Robert Mondavi brand names. Woodbridge and Robert Mondavi Private Selection rank among the top two premium and top three super premium wine brands, respectively, in the United States.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the wine industry. The vast majority of Robert Mondavi’s sales are generated in the United States. The acquisition strengthens the Company’s position as the largest wine company in the world and makes the Company the largest premium wine company in the United States.

Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company expects to incur direct acquisition costs of $10.0 million. The purchase price was financed with borrowings under the Company's 2004 Credit Agreement (as defined below).

The results of operations of the Robert Mondavi business will be reported in the Constellation Wines segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Robert Mondavi is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up, the write-off of bank fees related to the repayment of the Company’s senior credit facility (as discussed below), restructuring, integration and related charges, and interest expense associated with the 2004 Credit Agreement (as defined below).  The Company is currently evaluating the impact of the acquisition of Robert Mondavi on its effective tax rate.

Investment in Ruffino

On December 3, 2004, the Company purchased a 40 percent interest in Ruffino S.r.l. ("Ruffino"), the well-known Italian fine wine company, for a preliminary purchase price of $81.7 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The Constellation Wines segment expects to assume the distribution of Ruffino’s products in the United States by the beginning of fiscal 2006. The Company expects to account for the investment under the equity method; accordingly, the results of operations of Ruffino from December 3, 2004, will be included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income.

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

The results of operations of Hardy and PWP have been reported in the Company’s Constellation Wines segment since March 27, 2003. Accordingly, the Company’s results of operations for Nine Months 2005 include the results of operations of Hardy and PWP for the entire period, whereas the results of operations for Nine Months 2004 only include the results of operations of Hardy and PWP from March 27, 2003, to the end of Nine Months 2004.

Results of Operations

Third Quarter 2005 Compared to Third Quarter 2004

Net Sales

The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Third Quarter 2005 and Third Quarter 2004.

	Third Quarter 2005 Compared to Third Quarter 2004
	Net Sales
	2005	2004	% Increase (Decrease)
Constellation Wines:
Branded wine	$509,520	$460,805	10.6%
Wholesale and other	264,324	219,740	20.3%
Constellation Wines net sales	$773,844	$680,545	13.7%
Constellation Beers and Spirits:
Imported beers	$225,846	$229,538	(1.6)%
Spirits	86,021	77,165	11.5%
Constellation Beers and Spirits net sales	$311,867	$306,703	1.7%
Corporate Operations and Other	$-	$-	N/A
Consolidated Net Sales	$1,085,711	$987,248	10.0%

Net sales for Third Quarter 2005 increased to $1,085.7 million from $987.2 million for Third Quarter 2004, an increase of $98.5 million, or 10.0%. This increase resulted primarily from increases in branded wine net sales of $32.4 million (on a local currency basis) and U.K. wholesale net sales of $27.1 million (on a local currency basis). In addition, net sales benefited from a favorable foreign currency impact of $38.2 million.

Constellation Wines

Net sales for Constellation Wines increased to $773.8 million for Third Quarter 2005 from $680.5 million in Third Quarter 2004, an increase of $93.3 million, or 13.7%. Branded wine net sales increased $48.7 million primarily from increased branded wine net sales in the U.S. and Europe of $37.7 million (on a local currency basis) and a favorable foreign currency impact of $16.3 million, partially offset by decreased branded wine net sales in Australasia of $5.3 million (on a local currency basis). The increases in branded wine net sales in the U.S. and Europe are being driven by volume as the Company continues to benefit from increased distribution and greater consumer demand for premium wines. Wholesale and other net sales increased $44.6 million primarily due to growth in the U.K. wholesale business of $27.1 million (on a local currency basis) and a favorable foreign currency impact of $21.9 million. The net sales increase in the U.K. wholesale business on a local currency basis is primarily due to sales to new national accounts added in the first quarter of fiscal 2005 and increased sales in comparable existing accounts during Third Quarter 2005.

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

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $311.9 million for Third Quarter 2005 from $306.7 million for Third Quarter 2004, an increase of $5.2 million, or 1.7%. This increase resulted from an increase in spirits net sales of $8.9 million partially offset by a decrease in imported beers net sales of $3.7 million. The growth in spirits net sales is attributable to increases in both the Company’s contract production net sales and branded spirits net sales. The decrease in imported beers net sales was due to decreased volumes on the Company’s imported beer portfolio as a result of the wholesaler buy-in ahead of last year’s price increase on the Company’s Mexican portfolio. The decrease in volume was largely offset by the pricing gains as a result of the price increase that was introduced in January 2004 on the Company’s Mexican beer portfolio.

The Company expects net sales growth for imported beer for Fiscal 2005 to be in the mid to high single digits despite a difficult volume comparison for the fourth quarter of Fiscal 2005. The difficult volume comparison is primarily due to the timing of the price increase which resulted in strong wholesaler and retailer demand in the third and fourth quarters of Fiscal 2004.

Gross Profit

The Company’s gross profit increased to $313.7 million for Third Quarter 2005 from $282.6 million for Third Quarter 2004, an increase of $31.0 million, or 11.0%. The Constellation Wines segment’s gross profit increased $25.2 million primarily due to volume growth in the segment’s U.S. and U.K. branded wines plus a favorable foreign currency impact. The Constellation Beers and Spirits segment’s gross profit increased $5.0 million due to the price increase in the segment’s imported beer portfolio and volume growth in the spirits contract production sales. In addition, unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $0.8 million in Third Quarter 2005 versus Third Quarter 2004. This decrease resulted from reduced flow through of inventory step-up associated with the Hardy Acquisition. Gross profit as a percent of net sales increased to 29.0% for Third Quarter 2005 from 28.6% for Third Quarter 2004 primarily due to higher gross margins on the Company’s imported beer portfolio and increased sales of higher margin branded wine products partially offset by increased sales of lower margin U.K. wholesale products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $130.3 million for Third Quarter 2005 from $113.3 million for Third Quarter 2004, an increase of $17.0 million, or 15.0%. The Constellation Wines segment’s selling, general and administrative expenses increased $10.3 million primarily due to increased advertising and selling expenses as the Company continues to invest behind specific wine brands to drive broader distribution. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $5.9 million as Third Quarter 2004 benefited from foreign currency gains. In addition, selling and advertising expenses were increased slightly to support the segment’s sales growth. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $3.2 million primarily due to costs associated with higher professional services fees, including costs incurred in connection with compliance activities associated with the Sarbanes-Oxley Act of 2002, and increased general and administrative expenses to support the Company’s growth. Lastly, there was a decrease of $2.3 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. The Third Quarter 2004 costs consisted of financing costs recorded in connection with the Hardy Acquisition. There were no unusual costs in Third Quarter 2005. Selling, general and administrative expenses as a percent of net sales increased to 12.1% for Third Quarter 2005 as compared to 11.5% for Third Quarter 2004 primarily due to the increased general and administrative expenses within the Corporate Operations and Other segment and the benefit of foreign currency gains within the Constellation Beers and Spirits segment in Third Quarter 2004.

Restructuring and Related Charges

The Company recorded $1.6 million of restructuring and related charges for Third Quarter 2005 associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations as previously announced in Fiscal 2004, and (ii) the Company’s July 2003 decision to exit the commodity concentrate product line in the U.S., and included $0.2 million of employee termination benefit costs, $0.6 million of grape contract termination costs, $0.3 million of facility consolidation and relocation costs, and other related charges of $0.5 million. The Company recorded $8.1 million of restructuring and related charges for Third Quarter 2004 associated with (i) the Company’s decision to exit the commodity concentrate product line and sell its winery located in Escalon, California, and (ii) the realignment of business operations in the Constellation Wines segment.

For Fiscal 2005, excluding the impact of restructuring and integration charges associated with the acquisition of Robert Mondavi, the Company expects to incur total restructuring and related charges of $7.3 million associated with the restructuring plan of the Constellation Wines segment. These charges are expected to consist of $6.7 million related to the further realignment of business operations in the Constellation Wines segment and $0.6 million related to renegotiating existing grape contracts as a result of exiting the commodity concentrate product line.

Operating Income

The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Third Quarter 2005 and Third Quarter 2004.

	Third Quarter 2005 Compared to Third Quarter 2004
	Operating Income (Loss)
	2005	2004	% Increase/ (Decrease)
Constellation Wines	$127,700	$112,772	13.2%
Constellation Beers and Spirits	71,360	72,228	(1.2)%
Corporate Operations and Other	(13,839)	(10,669)	29.7%
Total Reportable Segments	185,221	174,331	6.2%
Restructuring and Related Charges and Unusual Costs	(3,534)	(13,136)	(73.1)%
Consolidated Operating Income	$181,687	$161,195	12.7%

Restructuring and related charges and unusual costs of $3.5 million for Third Quarter 2005 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $1.9 million and restructuring and related charges associated with the Company’s realignment of its business operations in the wine segment of $1.6 million. Restructuring and related charges and unusual costs of $13.1 million for Third Quarter 2004 represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $2.7 million and $2.3 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company’s realignment of its business operations in the wine segment and restructuring and related charges of $8.1 million. As a result of these costs and the factors discussed above, consolidated operating income increased to $181.7 million for Third Quarter 2005 from $161.2 million for Third Quarter 2004, an increase of $20.5 million, or 12.7%.

Interest Expense, Net

Interest expense, net of interest income of $0.3 million and $0.9 million for Third Quarter 2005 and Third Quarter 2004, respectively, decreased to $30.7 million for Third Quarter 2005 from $31.9 million for Third Quarter 2004, a decrease of $1.2 million, or (3.9%). The decrease resulted from lower average borrowings in Third Quarter 2005.

Provision for Income Taxes

The Company’s effective tax rate remained the same at 36.0% for Third Quarter 2005 and Third Quarter 2004.

Net Income

As a result of the above factors, net income increased to $96.9 million for Third Quarter 2005 from $82.8 million for Third Quarter 2004, an increase of $14.1 million, or 17.0%.

Nine Months 2005 Compared to Nine Months 2004

Net Sales

The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Nine Months 2005 and Nine Months 2004.

	Nine Months 2005 Compared to Nine Months 2004
	Net Sales
	2005	2004	% Increase
Constellation Wines:
Branded wine	$1,286,966	$1,155,170	11.4%
Wholesale and other	769,720	611,854	25.8%
Constellation Wines net sales	$2,056,686	$1,767,024	16.4%
Constellation Beers and Spirits:
Imported beers	$751,879	$684,216	9.9%
Spirits	241,392	219,874	9.8%
Constellation Beers and Spirits net sales	$993,271	$904,090	9.9%
Corporate Operations and Other	$-	$-	N/A
Consolidated Net Sales	$3,049,957	$2,671,114	14.2%

Net sales for Nine Months 2005 increased to $3,050.0 million from $2,671.1 million for Nine Months 2004, an increase of $378.8 million, or 14.2%. This increase resulted primarily from an increase in U.K. wholesale net sales of $70.0 million (on a local currency basis), an increase in imported beer net sales of $67.7 million, the inclusion of $48.9 million of net sales of products acquired in the Hardy Acquisition and an increase in branded wines of $35.7 million. In addition, net sales benefited from a favorable foreign currency impact of $134.0 million.

Constellation Wines

Net sales for Constellation Wines increased to $2,056.7 million for Nine Months 2005 from $1,767.0 million in Nine Months 2004, an increase of $289.7 million, or 16.4%. Branded wine net sales increased $131.8 million. This increase resulted primarily from an additional one month of net sales of $45.7 million of branded wines acquired in the Hardy Acquisition, completed in March 2003, increased branded wine net sales in Europe and the U.S. of $29.8 million (on a local currency basis) and a favorable foreign currency impact of $50.4 million. The increases in branded wine net sales are primarily due to volume growth as the Company continues to benefit from increased distribution and greater consumer demand for premium wines. Wholesale and other net sales increased $157.9 million primarily due to growth in the U.K. wholesale business of $70.0 million (on a local currency basis) and a favorable foreign currency impact of $83.6 million. The net sales increase in the U.K. wholesale business on a local currency basis is primarily due to the addition of new national accounts in the first quarter of fiscal 2005 and increased sales in existing accounts during Nine Months 2005.

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

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $993.3 million for Nine Months 2005 from $904.1 million for Nine Months 2004, an increase of $89.2 million, or 9.9%. This increase resulted from a $67.7 million increase in imported beer sales and an increase in spirits net sales of $21.5 million. The growth in imported beer sales is primarily due to a price increase on the Company’s Mexican beer portfolio, which was introduced in January 2004, and increased volume. The growth in spirits net sales is attributable to increases in both the Company’s contract production net sales as well as branded net sales.

The Company expects net sales growth for imported beer for Fiscal 2005 to be in the mid to high single digits despite difficult volume comparisons for the third and fourth quarters of Fiscal 2005. The difficult volume comparisons are primarily due to the timing of the price increase which resulted in strong wholesaler and retailer demand in the third and fourth quarters of Fiscal 2004.

Gross Profit

The Company’s gross profit increased to $853.8 million for Nine Months 2005 from $732.2 million for Nine Months 2004, an increase of $121.6 million, or 16.6%. The Constellation Wines segment’s gross profit increased $59.8 million primarily due to the additional one month of sales of branded wines acquired in the Hardy Acquisition, volume growth in the branded wine net sales in the U.S., and a favorable foreign currency impact. The Constellation Beers and Spirits segment’s gross profit increased $31.9 million primarily due to the price increase and volume growth in the segment’s imported beer portfolio. In addition, unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $29.9 million in Nine Months 2005 versus Nine Months 2004. This decrease resulted from a $16.8 million write-down of commodity concentrate inventory in Nine Months 2004 in connection with the Company’s decision to exit the commodity concentrate product line (see additional discussion under "Restructuring and Related Charges" below) and reduced flow through of inventory step-up associated with the Hardy Acquisition. Gross profit as a percent of net sales increased to 28.0% for Nine Months 2005 from 27.4% for Nine Months 2004 primarily due to the lower unusual costs, partially offset by reduced gross margins in the Constellation Wines segment, driven primarily by increased sales of lower margin U.K. wholesale products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $401.1 million for Nine Months 2005 from $348.4 million for Nine Months 2004, an increase of $52.7 million, or 15.1%. The Constellation Wines segment’s selling, general and administrative expenses increased $34.9 million primarily due to increased selling and advertising expenses as the Company continues to invest behind specific wine brands to drive broader distribution. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $11.1 million due to (i) increased advertising and selling behind its Mexican beer portfolio, (ii) increased general and administrative expenses to support the growth across this segment’s businesses, and (iii) increased general and administrative expenses as Nine Months 2004 benefited from foreign currency gains. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $8.0 million primarily due to increased general and administrative expenses to support the Company’s growth and costs associated with higher professional services fees, including costs incurred in connection with compliance activities associated with the Sarbanes-Oxley Act of 2002. Lastly, there was a decrease of $1.3 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. This decrease consists of $10.3 million of financing costs recorded in Nine Months 2005 related to the Company’s redemption of its Senior Subordinated Notes (as defined below) as compared to $11.6 million of financing costs recorded in Nine Months 2004 in connection with the Hardy Acquisition. Selling, general and administrative expenses as a percent of net sales increased to 13.2% for Nine Months 2005 as compared to 13.0% for Nine Months 2004 primarily due to the growth in the Corporate Operations and Other segment’s general and administrative expenses.

Restructuring and Related Charges

The Company recorded $4.4 million of restructuring and related charges for Nine Months 2005 associated with the restructuring plan of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations as previously announced in Fiscal 2004, and (ii) the Company’s July 2003 decision to exit the commodity concentrate product line in the U.S., and included $1.6 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $0.6 million of grape contract termination costs, $0.9 million of facility consolidation and relocation costs, and other related charges of $1.3 million. The Company recorded $27.5 million of restructuring and related charges for Nine Months 2004 associated with (i) the Company’s decision to exit the commodity concentrate product line and sell its winery located in Escalon, California, and (ii) the realignment of business operations in the Constellation Wines segment. In total, the Company recorded $44.3 million of costs for Nine Months 2004 allocated between cost of product sold and restructuring and related charges associated with these actions.

For Fiscal 2005, excluding the impact of restructuring and integration charges associated with the acquisition of Robert Mondavi, the Company expects to incur total restructuring and related charges of $7.3 million associated with the restructuring plan of the Constellation Wines segment. These charges are expected to consist of $6.7 million related to the further realignment of business operations in the Constellation Wines segment and $0.6 million related to renegotiating existing grape contracts as a result of exiting the commodity concentrate product line.

Operating Income

The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Nine Months 2005 and Nine Months 2004.

	Nine Months 2005 Compared to Nine Months 2004
	Operating Income (Loss)
	2005	2004	% Increase/ (Decrease)
Constellation Wines	$283,104	$258,208	9.6%
Constellation Beers and Spirits	223,023	202,228	10.3%
Corporate Operations and Other	(38,964)	(30,978)	25.8%
Total Reportable Segments	467,163	429,458	8.8%
Restructuring and Related Charges and Unusual Costs	(18,896)	(73,140)	(74.2)%
Consolidated Operating Income	$448,267	$356,318	25.8%

Restructuring and related charges and unusual costs of $18.9 million for Nine Months 2005 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $4.2 million, financing costs associated with the redemption of the Company’s Senior Subordinated Notes of $10.3 million, and restructuring and related charges associated with the Company’s realignment of its business operations in the wine segment of $4.4 million. Restructuring and related charges and unusual costs of $73.1 million for Nine Months 2004 represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $17.3 million and $11.6 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company’s realignment of its business operations in the wine segment, including the write-down of commodity concentrate inventory of $16.8 million and restructuring and related charges of $27.5 million. As a result of these costs and the factors discussed above, consolidated operating income increased to $448.3 million for Nine Months 2005 from $356.3 million for Nine Months 2004, an increase of $91.9 million, or 25.8%.

Interest Expense, Net

Interest expense, net of interest income of $1.2 million and $2.4 million for Nine Months 2005 and Nine Months 2004, respectively, decreased to $91.3 million for Nine Months 2005 from $112.2 million for Nine Months 2004, a decrease of $20.9 million, or (18.6%). The decrease resulted from lower average borrowings in Nine Months 2005 as well as slightly lower average borrowing rates. The reduction in debt resulted from the use of proceeds from the Company’s equity offerings in July 2003 to pay down debt incurred to partially finance the Hardy Acquisition combined with on-going principal payments on long-term debt. The reduction in average borrowing rates was attributed in part to the replacement of $200.0 million of higher fixed rate subordinated note debt with lower variable rate revolver debt.

Provision for Income Taxes

The Company’s effective tax rate remained the same at 36.0% for Nine Months 2005 and Nine Months 2004.

Net Income

As a result of the above factors, net income increased to $228.8 million for Nine Months 2005 from $157.6 million for Nine Months 2004, an increase of $71.2 million, or 45.2%.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, preferred dividend payment requirements, and anticipated capital expenditure requirements for both its short-term and long-term capital needs. The Company also has in place an effective shelf registration statement covering the potential sale of up to $750.0 million of debt securities, preferred stock, Class A Common Stock or any combination thereof. As of January 10, 2005, the entire $750.0 million of capacity was available under the shelf registration statement.

Nine Months 2005 Cash Flows

Operating Activities

Net cash provided by operating activities for Nine Months 2005 was $81.4 million, which resulted from $228.8 million of net income, plus $112.7 million of net noncash items charged to the Consolidated Statement of Income, less $260.1 million representing the net change in the Company’s operating assets and liabilities. The net noncash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The net change in operating assets and liabilities resulted primarily from seasonal increases in accounts receivable and inventories, partially offset by seasonal increases in accounts payable and accrued advertising.

Investing Activities

Net cash used in investing activities for Nine Months 2005 was $88.6 million, which resulted primarily from $78.4 million of capital expenditures.

Financing Activities

Net cash used in financing activities for Nine Months 2005 was $15.2 million resulting primarily from principal payments of long-term debt of $254.6 million partially offset by net proceeds of $220.0 million from notes payable and proceeds of $25.3 million from employee stock option exercises.

During June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of January 10, 2005, under the share repurchase program, the Company had purchased 4,075,344 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $11.01 per share. No shares were repurchased during Nine Months 2005 under the Company’s share repurchase program.

Debt

Total debt outstanding as of November 30, 2004, amounted to $2,028.6 million, a decrease of $19.3 million from February 29, 2004. The ratio of total debt to total capitalization decreased to 43.2% as of November 30, 2004, from 46.3% as of February 29, 2004.

Senior Credit Facilities

Credit Agreement

As of November 30, 2004, under the Credit Agreement (as defined below), the Company had outstanding Tranche A Term Loans of $315.0 million bearing a weighted average interest rate of 3.3%, Tranche B Term Loans of $500.0 million bearing a weighted average interest rate of 3.5%, $160.0 million of revolving loans bearing a weighted average interest rate of 3.9%, undrawn revolving letters of credit of $23.7 million, and $216.3 million in revolving loans available to be drawn. The Credit Agreement was a senior credit facility originally entered into between the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, as a lender and administrative agent, and certain other agents, lenders, and financial institutions on January 16, 2003, and subsequently amended (or amended and restated) (the "Credit Agreement").

2004 Credit Agreement

In connection with the acquisition of Robert Mondavi, on December 22, 2004, the Company and its U.S. subsidiaries (excluding certain inactive subsidiaries), together with certain of its subsidiaries organized in foreign jurisdictions, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders and financial institutions entered into a new credit agreement (the "2004 Credit Agreement"). The 2004 Credit Agreement provides for aggregate credit facilities of $2.9 billion, consisting of a $600.0 million tranche A term loan facility due in November 2010, a $1.8 billion tranche B term loan facility due in November 2011, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $60.0 million) which terminates in December 2010.

As of December 22, 2004, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2005	$15,000	$4,500	$19,500
2006	60,000	18,000	78,000
2007	67,500	18,000	85,500
2008	97,500	18,000	115,500
2009	120,000	18,000	138,000
2010	127,500	18,000	145,500
Thereafter	112,500	1,705,500	1,818,000
	$600,000	$1,800,000	$2,400,000

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. The initial LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the initial LIBOR margin on the tranche B term loan facility is 1.75%.

The Company’s obligations are guaranteed by its U.S. subsidiaries (excluding certain inactive subsidiaries) and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios.

The Company used the proceeds of borrowings under the 2004 Credit Agreement to repay the outstanding obligations under its Credit Agreement (as defined above), to fund the cash merger consideration payable in connection with its acquisition of Robert Mondavi, and to pay certain obligations of Robert Mondavi, including indebtedness outstanding under its bank facility and unsecured notes. The Company intends to use the remaining availability under the 2004 Credit Agreement to fund its working capital needs on an ongoing basis.

As of December 22, 2004, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $600.0 million bearing an interest rate of 5.75%, outstanding tranche B term loans of $1.8 billion bearing an interest rate of 6.0%, no outstanding revolving loans, undrawn revolving letters of credit of $37.5 million, and $462.5 million in revolving loans available to be drawn.

On December 22, 2004, the Company also entered into five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1.2 billion of the Company’s floating rate debt at an average rate of 4.0% over the five year term.

Subsidiary Facilities

The Company has additional line of credit facilities totaling $203.3 million as of November 30, 2004. These lines support the borrowing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2004, amounts outstanding under the subsidiary revolving credit facilities were $65.7 million.

Senior Notes

As of November 30, 2004, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the "Senior Notes"). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of November 30, 2004, the Company had outstanding £1.0 million ($1.9 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the "Sterling Series B Senior Notes"). In addition, as of November 30, 2004, the Company had outstanding £154.0 million ($293.6 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the "Sterling Series C Senior Notes"). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of November 30, 2004, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the "February 2001 Senior Notes"). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 ("Senior Subordinated Notes"). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. The Senior Subordinated Notes were redeemed with proceeds from the Revolving Credit facility on March 11, 2004, at 104.25% of par plus accrued interest. During Nine Months 2005, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

As of November 30, 2004, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the "January 2002 Senior Subordinated Notes"). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The Company may also redeem up to 35% of the January 2002 Senior Subordinated Notes using the proceeds of certain equity offerings completed before January 15, 2005.

Contractual Obligations and Commitments

As noted above, on December 22, 2004, the Company drew down $2.4 billion in term loan debt under the 2004 Credit Agreement. The following table provides the payments due by period for the amounts drawn down on the 2004 Credit Agreement as if it had been in place as of November 30, 2004:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in thousands)
Contractual obligations
Notes payable to banks	$-	$-	$-	$-	$-
Long-term debt (excluding unamortized discount)	$2,400,000	$78,000	$186,000	$276,000	$1,860,000

Accounting Pronouncements Not Yet Adopted

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS No. 132(R)"), "Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132(R) supersedes Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), by revising employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 ("APB Opinion No. 28"), "Interim Financial Reporting," to require additional disclosures for interim periods. The Company has adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the fiscal year ended February 29, 2004. In addition, the Company has adopted the interim disclosure provisions of SFAS No. 132(R) for the three months ended November 30, 2004. The Company is required to adopt the remaining annual disclosure provisions, primarily those related to its foreign plans, for the fiscal year ending February 28, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 ("ARB No. 43"), "Restatement and Revision of Accounting Research Bulletins," Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment." SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 ("SFAS No. 95"), "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is required to adopt SFAS No. 123(R) for interim periods beginning September 1, 2005. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS No. 153"), "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 amends Accounting Principles Board Opinion No. 29 ("APB No. 29"), "Accounting for Nonmonetary Transactions," to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 153 on its consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company has begun its evaluation of the effects of this provision. Although FSP FAS 109-2 is effective immediately, the Company will not be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 ("FSP FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the financial impact of FSP FAS 109-1 on its consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-Q are also subject to the following risks and uncertainties: the successful integration of the Robert Mondavi business into that of the Company; final management determinations and independent appraisals vary materially from current management estimates of the fair value of the assets acquired and the liabilities assumed in the acquisition of Robert Mondavi; the Company achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company’s competitors; raw material supply, production or shipment difficulties could adversely affect the Company’s ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company’s products and/or result in higher than expected selling, general and administrative expenses; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in foreign currency exchange rates. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

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

Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of November 30, 2004, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of November 30, 2004, and November 30, 2003, the Company had outstanding derivative contracts with a notional value of $708.6 million and $582.5 million, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the U.S. dollar had been 10% weaker as of November 30, 2004, and November 30, 2003, the fair value of open foreign exchange contracts would have been increased by $68.9 million and $67.9 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,101.0 million and $1,326.8 million as of November 30, 2004, and November 30, 2003, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2004, and November 30, 2003, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $38.9 million and $55.0 million, respectively.

In addition to the $1,101.0 million and $1,326.8 million estimated fair value of fixed rate debt outstanding as of November 30, 2004, and November 30, 2003, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of November 30, 2004, and November 30, 2003, of $1,041.1 million and $1,041.4 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates at November 30, 2004, and November 30, 2003, would result in an approximate increase in cash required for interest of $9.1 million and $8.9 million, respectively.

The Company has on occasion entered into interest rate swap agreements to reduce its exposure to interest rate changes relative to its variable rate debt. As of November 30, 2004, and November 30, 2003, the Company had no interest rate swap agreements outstanding. Subsequent to November 30, 2004, the Company entered into five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1.2 billion of the Company’s floating rate debt at an average rate of 4.0% over the five year term.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with that evaluation, no changes were identified in the Company’s "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 1 - 30, 2004	-	$-	-	$55,122,140
October 1 - 31, 2004	-	-	-	55,122,140
November 1 - 30, 2004	-	-	-	55,122,140
Total	-	$-	-	$55,122,140

(1)  In June 1998, the Company’s Board of Directors authorized the repurchase from time to time of up to $100.0 million of the Company’s Class A and Class B Common Stock. The program does not have a specified expiration date. The Company did not repurchase any shares under this program during the period September 1, 2004 through and including November 30, 2004.

 Item 6.     Exhibits

The following Exhibits are furnished as part of this Form 10-Q:

Exhibit Number    Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Implementation Deed dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.2	Transaction Compensation Agreement dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.3	No Solicitation Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.4	Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.5	Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited.

2.6	Agreement and Plan of Merger, dated as of November 3, 2004, by and among Constellation Brands, Inc., a Delaware corporation, RMD Acquisition Corp., a California corporation and a wholly-owned subsidiary of Constellation Brands, Inc., and The Robert Mondavi Corporation, a California corporation.

2.7	Support Agreement, dated as of November 3, 2004, by and among Constellation Brands, Inc., a Delaware corporation and certain shareholders of The Robert Mondavi Corporation.

(3)	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation of the Company.

3.2	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

3.3	By-Laws of the Company.

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.2	Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.3	Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.4	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.5	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee.

4.6	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee.

4.7	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee.

4.8	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee.

4.9	Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee.

4.10	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee.

4.11	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee.

4.12	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee.

4.13	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.14	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.15	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee.

4.16	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee.

4.17	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee.

4.18	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee.

4.19	Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee.

4.20	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee.

4.21	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee.

4.22	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee.

4.23	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee.

4.24	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee.

4.25	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent.

4.26	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent.

4.27	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent.

4.28	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

4.29	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

4.30	Credit Agreement, dated as of December 22, 2004, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as Syndication Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, and Bank of America, SunTrust Bank and Bank of Nova Scotia, as Co-Documentation Agents.

4.31	Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

4.32	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

4.33	Deposit Agreement by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company.

4.34	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time).

4.35	aGuarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time).

(10)	Material contracts.

10.1	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

10.2	Amendment No. 1, dated as of July 18, 2003, to the Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent.

10.3	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

10.4	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.

10.5	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

10.6	Credit Agreement, dated as of December 22, 2004, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as Syndication Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, and Bank of America, SunTrust Bank and Bank of Nova Scotia, as Co-Documentation Agents.

10.7	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time).

10.8	Guarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time).

10.9	Amendment Number Five to the Company’s Long-Term Stock Incentive Plan.

10.10	Amendment Number Six to the Company's Long-Term Stock Incentive Plan.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32)	Section 1350 Certifications.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: January 10, 2005	By:	/s/ Thomas F. Howe

Thomas F. Howe, Senior Vice President, Controller

Dated: January 10, 2005	By:	/s/ Thomas S. Summer

Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Implementation Deed dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.2	Transaction Compensation Agreement dated 17 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.3	No Solicitation Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.4	Backstop Fee Agreement dated 13 January 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference).

2.5	Letter Agreement dated 6 February 2003 between Constellation Brands, Inc. and BRL Hardy Limited (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of November 3, 2004, by and among Constellation Brands, Inc., a Delaware corporation, RMD Acquisition Corp., a California corporation and a wholly-owned subsidiary of Constellation Brands, Inc., and The Robert Mondavi Corporation, a California corporation (filed herewith).

2.7	Support Agreement, dated as of November 3, 2004, by and among Constellation Brands, Inc., a Delaware corporation and certain shareholders of The Robert Mondavi Corporation (filed herewith).

(3)	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).

3.2	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

3.3	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.2	Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

4.3	Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference).

4.4	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).

4.5	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).

4.6	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.8	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).

4.9	Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.10	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.11	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.12	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed herewith).

4.13	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.14	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.15	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.16	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.17	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.18	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed herewith).

4.19	Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.20	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.21	Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.22	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.23	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.24	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed herewith).

4.25	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.26	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

4.27	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J. P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company’s Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

4.28	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).

4.29	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.30	Credit Agreement, dated as of December 22, 2004, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as Syndication Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, and Bank of America, SunTrust Bank and Bank of Nova Scotia, as Co-Documentation Agents (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 22, 2004 and filed December 29, 2004 and incorporated herein by reference).

4.31	Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.32	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.33	Deposit Agreement, dated as of July 30, 2003, by and among the Company, Mellon Investor Services LLC and all holders from time to time of Depositary Receipts evidencing Depositary Shares Representing 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.34	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.35	Guarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

(10)	Material contracts.

10.1	Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.2	Amendment No. 1, dated as of July 18, 2003, to the Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

10.3	Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company’s Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

10.4	Amendment No. 1, dated as of February 10, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).

10.5	Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.26 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.6	Credit Agreement, dated as of December 22, 2004, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as Syndication Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, and Bank of America, SunTrust Bank and Bank of Nova Scotia, as Co-Documentation Agents (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 22, 2004 and filed December 29, 2004 and incorporated herein by reference).

10.7	Guarantee Assumption Agreement, dated as of July 8, 2004, by BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC and Nobilo Holdings in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Second Amended and Restated Credit Agreement dated as of October 31, 2003 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.30 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.8	Guarantee Assumption Agreement, dated as of September 13, 2004, by Constellation Trading Company, Inc., in favor of JP Morgan Chase Bank, as administrative agent, pursuant to the Third Amended and Restated Credit Agreement dated as of August 17, 2003 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.9	Amendment Number Five to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.10	Amendment Number Six to the Company's Long-Term Stock Incentive Plan (filed herewith).

(11)	Statement re computation of per share earnings.

Not applicable.

(15)	Letter re unaudited interim financial information.

Not applicable.

(18)	Letter re change in accounting principles.

Not applicable.

(19)	Report furnished to security holders.

Not applicable.

(22)	Published report regarding matters submitted to a vote of security holders.

Not applicable.

(23)	Consents of experts and counsel.

Not applicable.

(24)	Power of attorney.

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

(32)	Section 1350 Certifications.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

(99)	Additional Exhibits.

Not applicable.

The Company agrees, upon request of the Securities and Exchange Commission, to furnish copies of each instrument that defines the rights of holders of long-term debt of the Company or its subsidiaries that is not filed herewith pursuant to Item 601(b)(4)(iii)(A) because the total amount of long-term debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

