Form 10-K
period 2005-02-28
CONSTELLATION BRANDS, INC.
filed 2005-05-16
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

Commission File Number 001-08495

CONSTELLATION BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0716709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Woodcliff Drive, Suite 300, Fairport, New York 14450
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (585) 218-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $.01 per share)	New York Stock Exchange
Class B Common Stock (par value $.01 per share)	New York Stock Exchange
Depositary Shares Each Representing 1/40 of a Share of 5.75% Series A Mandatory Convertible Preferred Stock (par value $.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X   No __

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing sales prices of the Registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was $3,518,293,554. The Registrant has no non-voting common equity.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 30, 2005, giving effect to the common stock splits which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	195,916,340
Class B Common Stock, par value $.01 per share	23,951,260

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 28, 2005 is incorporated by reference in Part III to the extent described therein.

===========================================================================

This Annual Report on Form 10-K contains forward-looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Information Regarding Forward-Looking Statements” and elsewhere in this Report which identify important factors which could cause actual results to differ materially from any such forward-looking statements.

PART I

Item 1.     Business

Introduction

Unless the context otherwise requires, the term “Company” refers to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2005”, “Fiscal 2004” and “Fiscal 2003” shall refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2006” shall refer to the Company’s fiscal year ending February 28, 2006.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2004 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market: Impact Databank Review and Forecast; International Wine and Spirit Record; Euromonitor; Australian Bureau of Statistics; NABCA; ACNielsen; IRI; Beer Marketer’s Insights; The Beer Institute; and DISCUS. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on unit volume.

The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, imported beer and spirits categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States; a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom. The Company’s strong market positions increase its purchasing power and make the Company a supplier of choice to its customers.

With its broad product portfolio, the Company believes it is distinctly positioned to satisfy an array of consumer preferences across all beverage alcohol categories and price points. Many of the Company’s products are recognized leaders in their respective categories.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 7,700 employees located throughout the world and the corporate headquarters are located in Fairport, New York.

The Company has grown through a combination of internal growth and acquisitions. The Company’s internal growth has been driven by leveraging the Company’s existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the beverage alcohol industry.

The Company has successfully integrated a number of major acquisitions that have broadened its portfolio and increased its market share, net sales, operating income and cash flow. Through these acquisitions, the Company has become more competitive by: diversifying its portfolio; developing strong market positions in the wine, imported beer and spirits categories; strengthening its relationships with wholesalers and retailers; expanding its distribution and enhancing its production capabilities; and acquiring additional management, operational, marketing, and research and development expertise.

In December 2004, the Company acquired The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. Robert Mondavi produces, markets and sells premium, super-premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. Woodbridge and Robert Mondavi Private Selection are the leading premium and super-premium wine brands, respectively, in the United States.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of Robert Mondavi’s sales are generated in the United States. The Company intends to leverage the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure beginning in the first half of fiscal 2006.

      In December 2004, the Company purchased a 40 percent interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, and in February 2005, the Constellation Wines segment began distributing Ruffino’s products in the United States. Also in December 2004, the Company became a 50 percent owner in a joint venture with jstar Brands called Planet 10 Spirits. The objective of Planet 10 Spirits is to create and market premium spirit brands in the United States. The first product from this joint venture is Effen Vodka, a luxury brand imported from Holland.

In April 2003, the Company completed the acquisition of BRL Hardy Limited, now known as Hardy Wine Company Limited (“Hardy”), Australia’s largest producer of wine, which enhanced the Company’s overall growth prospects and gave the Company an immediate presence in the Australian domestic and export markets. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC (“PWP”), the joint venture the Company established with Hardy in July 2001 that produces, markets and sells a portfolio of premium wine in the United States, including a range of Australian imports. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the “Hardy Acquisition.” Among the well-known brands acquired in the Hardy Acquisition are Banrock Station, Hardys Nottage Hill, Hardys Stamp and VR, Eileen Hardy, Sir James, Omni, Nobilo, Leasingham and Houghton.

For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Common Stock Splits

During April 2005, the Board of Directors of the Company approved two-for-one stock splits of the Company’s Class A Common Stock and Class B Common Stock, which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Pursuant to the terms of the stock dividends, each holder of Class A Common Stock received one additional share of Class A stock for each share of Class A stock held, and each holder of Class B Common Stock received one additional share of Class B stock for each share of Class B stock held. Share and per share amounts have been retroactively restated to give effect to these common stock splits.

Business Segments

The Company’s internal organization structure consists of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company’s chief operating officer. Consequently, the Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other (primarily corporate related items and other). The business segments, described more fully below, reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting.

Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 21 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

Constellation Wines

Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories - table wine, dessert wine and sparkling wine - and across all price points - popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the United States, Australia, New Zealand and Chile. As the largest producer and marketer of wine in the world, Constellation Wines has leading market positions in several countries. It is a leading producer and marketer of wine in the United States and Australia, and the largest marketer of wine in the United Kingdom. In addition, Constellation Wines exports its wine products to other major wine consuming markets of the world.

In the United States, Constellation Wines sells 19 of the top-selling 100 wine brands and has one of the largest fine wine portfolios. In the United Kingdom, it has seven of the top-selling 20 table wine brands to the off-premise market, four of the top-selling 10 table wine brands in the on-premise market and the best selling brand of fortified British wine. In Australia, it has wine brands across all price points and varieties, including a comprehensive range of premium wine brands, and is the largest producer of cask (box) wines.

Constellation Wines’ leading wine brands include Robert Mondavi Winery, Simi, Franciscan Oakville Estate, Estancia, Ravenswood, Blackstone, Robert Mondavi Private Selection, Ruffino, Alice White, Nobilo, Hardys, Woodbridge by Robert Mondavi, Vendange, Arbor Mist, Almaden, Stowells and Paul Masson.

Constellation Wines is also the leading independent beverage wholesaler to the on-premise trade in the United Kingdom and has more than 20,000 on-premise accounts. The wholesaling business is wine led, but also involves the distribution of branded distilled spirits, cider, beer, RTDs and soft drinks. These products include Constellation Wines’ branded wine, cider and water products, and products produced by other major drinks companies.

Constellation Wines is also the second largest producer and marketer of cider in the United Kingdom, with leading cider brands Blackthorn and Gaymer’s Olde English, and produces and markets Strathmore, the leading bottled water brand in the United Kingdom on-premise market.

In conjunction with its wine production, Constellation Wines produces and sells bulk wine and other related products and services.

Constellation Beers and Spirits

Constellation Beers and Spirits imports and markets a diversified line of beer and produces, bottles, imports and markets a diversified line of distilled spirits. It is the largest marketer of imported beer in 25 primarily western U.S. states, where it has exclusive rights to distribute the Mexican brands in its portfolio. Constellation Beers and Spirits has exclusive rights to the entire United States for its non-Mexican beer brands. It distributes six of the top 20 imported beer brands in the United States: Corona Extra, Modelo Especial, Corona Light, Pacifico, Negra Modelo and St. Pauli Girl. Corona Extra is the best selling imported beer in the United States and the sixth best selling beer overall in the United States. The segment also imports the Tsingtao beer brand from China.

Constellation Beers and Spirits is the third largest producer and marketer of distilled spirits in the United States. Substantially all of the segment’s distilled spirits unit volume consists of products marketed in the value and mid-premium priced category. Principal distilled spirits brands include Black Velvet, Barton, Sköl, Fleischmann’s, Canadian LTD, Montezuma, Ten High, Chi-Chi’s prepared cocktails, Mr. Boston, Inver House and Monte Alban. The segment is continuing efforts to increase its premium spirits offerings, with brands that include Black Velvet Reserve, the 99 Schnapps family, Ridgemont Reserve 1792 and Effen Vodka.

Constellation Beers and Spirits also sells bulk distilled spirits and other related products and services.

Corporate Operations and Other

The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations.

Marketing and Distribution

The Company employs full-time, in-house marketing, sales and customer service organizations within its segments to maintain a high degree of focus on each of its product categories. The organizations use a range of marketing strategies and tactics to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions and public relations. Where opportunities exist, particularly with national accounts, the Company leverages its sales and marketing skills across the organization and categories.

In North America, the Company’s products are primarily distributed by more than 850 wholesale distributors as well as state and provincial alcoholic beverage control agencies. As is the case with all other beverage alcohol companies, products sold through state or provincial alcoholic beverage control agencies are subject to obtaining and maintaining listings to sell the Company’s products in that agency’s state or province. State and provincial governments can affect prices paid by consumers of the Company’s products. This is possible either through the imposition of taxes or, in states and provinces in which the government acts as the distributor of the Company’s products through an alcoholic beverage control agency, by directly setting retail prices for the Company’s products.

In the U.K. the Company’s products are distributed either directly to retailers or through wholesalers and importers. The Company’s U.K. wholesaling business sells and distributes the Company’s branded products and those of other major drinks companies to on-premise locations through a network of depots located throughout the United Kingdom. In Australasia and other markets, the Company’s products are primarily distributed either directly to retailers or through wholesalers and importers. In Australasia, the distribution channels are dominated by a small number of industry leaders.

Trademarks and Distribution Agreements

Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. Agreements include, among others, a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light, Lauder’s and Imperial Spirits brands, and a long-term license agreement with Chi-Chi’s, Inc., which expires in 2117, for the production, marketing and sale of beverage products, alcoholic and non-alcoholic, utilizing the Chi-Chi’s brand name.

All of the Company’s imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products. These agreements have terms that vary and prohibit the Company from importing other beer from other producers from the same country. The Company’s agreement to distribute Corona Extra and other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain Company personnel and other terms under the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or of its subsidiaries involved in importing the Mexican beer brands, changes in the position of the Chief Executive Officer of Barton Beers, Ltd., including by death or disability, or the termination of the President of Barton Incorporated, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier’s consent to such changes may not be unreasonably withheld. Prior to their expiration, all of the Company’s imported beer distribution agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes it is currently in compliance with its material imported beer distribution agreements. From time to time, the Company has failed, and may in the future fail, to satisfy certain performance criteria in its distribution agreements. Although there can be no assurance that the Company’s material beer distribution agreements will be renewed, given the Company’s long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

Competition

The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution strength. The Company’s beverage alcohol products compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which may have greater resources than the Company.

Constellation Wines’ principal wine competitors include: E & J Gallo Winery, The Wine Group, Beringer Blass (Foster’s Group), and Kendall-Jackson in the United States; Southcorp Wines, Orlando Wyndham (Pernod Ricard), and Beringer Blass (Foster’s Group) in Australia; and Southcorp Wines, Diageo, E & J Gallo Winery, and Pernod Ricard in the United Kingdom. Its wholesale business competes with major brewers who also have wholesale operations, in particular, Scottish Courage, Molson Coors, InBev and Carlsberg UK, and other independent national and regional wholesalers. Constellation Wines’ principal cider competitor is Scottish Courage.

Constellation Beers and Spirits’ principal competitors include: Heineken USA, Molson Coors, Labatt USA (InBev) and Guinness Import Company (Diageo) in the imported beer category as well as domestic producers such as Anheuser-Busch, Molson Coors and SABMiller; and Diageo, Bacardi, Allied Domecq, Fortune Brands, Brown-Forman, Pernod Ricard and Heaven Hill Distilleries in the distilled spirits category.

Production

In the United States, the Company operates 19 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. In Australia, the Company operates 10 wineries where wine is produced from many varieties of grapes grown in most of the major viticultural regions. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the United States, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in Australia, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. The Company also operates one winery in Chile and three wineries in New Zealand.

The Company has seven facilities for the production and bottling of its distilled spirits products. The bourbon whiskeys and domestic blended whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky. The Company’s primary distilled spirits bottling facility in the United States is in Owensboro, Kentucky. The majority of the Company’s Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. The Company’s requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin, vodka and other spirits products, are primarily purchased from various suppliers.

The Company operates three facilities in the United Kingdom that produce, bottle and package wine, cider and water. To produce Stowells, wine is imported in bulk from various countries and packaged at the Company’s facility at Bristol, England. The Bristol facility also produces fortified British wine and wine style drinks. All cider production takes place at the Company’s facility at Shepton Mallet, England. The Strathmore brand of bottled water is sourced and bottled in Forfar, Scotland.

Sources and Availability of Production Materials

The principal components in the production of the Company’s branded beverage alcohol products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of the Company’s annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the United States and begins in February and runs through May in Australia. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event that demand for certain wine products exceed expectations, the Company would seek to source the extra requirements from the bulk wine markets, but could experience shortages.

The Company receives grapes from approximately 1,200 independent growers in the United States and 1,400 growers in Australia. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year based on then-current market prices. In Australia, approximately 700 of the 1,400 growers belong to a grape growers’ cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the United Kingdom, the Company produces wine from materials purchased either on a contract basis or on the open market.

At February 28, 2005, the Company owned or leased approximately 23,300 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Australia, Chile and New Zealand. Subsequent to February 28, 2005, the Company has sold approximately 3,350 acres of land and vineyards that were acquired as part of the Robert Mondavi acquisition. The total remaining acreage supplies only a small percentage of the Company’s overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources by contractual arrangement and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

In the United Kingdom, the Company sources apples for cider production primarily through long-term supply arrangements with owners of apple orchards. The Company believes there are adequate supplies of apples at this particular time.

The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company’s cost of product sold. In the United States and Australia, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. Currently, substantially all of the Company’s glass container requirements for its United States operations are supplied by one producer and most of the Company’s glass container requirements for its Australian operations are supplied by another producer. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

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

Seasonality

The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to wholesaler and retailer demand which precedes consumer purchases, the Company’s wine and spirits sales are typically highest during the third quarter of its fiscal year, primarily due to seasonal holiday buying, and its imported beer sales are typically highest during the first and second quarters of the Company’s fiscal year, which correspond to the Spring and Summer periods in the United States.

Employees

As of the end of April 2005, the Company had approximately 7,700 full-time employees throughout the world. Approximately 3,400 full-time employees were in the United States and approximately 4,300 full-time employees were outside of the United States, in countries including Australia, the United Kingdom, Canada and New Zealand. Additional workers may be employed by the Company during the peak and grape crushing seasons. The Company considers its employee relations generally to be good.

Company Information

The Company’s internet address is http://www.cbrands.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.cbrands.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Alternatively, such reports may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Company also has adopted a Code of Business Ethics and Conduct that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Ethics and Conduct is also available on the Company’s internet website, together with its Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, its Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee). These materials are accessible at http://www.cbrands.com/CBI/investors.htm. Additionally, amendments to, and waivers granted to the Company’s directors and executive officers under the Company’s codes of ethics, if any, will be posted in this area of the Company’s website. A copy of the Code of Business Ethics and Conduct, Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, Chief Executive Officer and Senior Financial Executive Code of Ethics, and/or the Board of Directors Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests it. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 370 Woodcliff Drive, Suite 300, Fairport, New York 14450 or by telephoning the Company’s Investor Center at 1-888-922-2150.

The foregoing information regarding the Company’s website and its content is for your convenience only. The content of the Company’s website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 2.	Properties

Through its business segments, the Company operates wineries, distilling plants, bottling plants, and cider and water producing facilities, most of which include warehousing and distribution facilities on the premises. The Company also operates separate distribution centers under the Constellation Wines segment’s wholesaling business. In addition to the Company’s properties described below, certain of the Company’s businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

The Company believes that its facilities, taken as a whole, are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

The following discussion details the properties associated with the Company’s three business segments.

Constellation Wines

Through the Constellation Wines segment, the Company maintains facilities in the United States, Australia, New Zealand, the United Kingdom, Chile and the Republic of Ireland. These facilities include wineries, bottling plants, cider and water producing facilities, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in Canandaigua, New York; St. Helena, California; Gonzales, California; Reynella, South Australia; Bristol, England and Guildford, England.

United States

In the United States, the Company through its Constellation Wines segment operates two wineries in New York, located in Canandaigua and Naples; 14 wineries in California, located in Acampo, Gonzales, Healdsburg, Kenwood, Oakville, Soledad, Rutherford, Ukiah, two in Lodi, two in Madera and two in Sonoma; two wineries in Washington, located in Woodinville and Sunnyside; and one winery in Caldwell, Idaho. All of these wineries are owned, except for the wineries in Caldwell (Idaho) and Woodinville (Washington), which are leased. The Constellation Wines segment considers its principal wineries in the United States to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Ravenswood wineries in Sonoma (California), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Winery in Lodi (California), the Robert Mondavi Winery in Oakville (California)] and the Blackstone Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine. The Woodbridge Winery and the Robert Mondavi Winery were acquired by the Company in Fiscal 2005 through its acquisition of Robert Mondavi. Two additional wineries acquired through that acquisition were sold in March 2005. These are the Arrowood Vineyards & Winery located in Sonoma County, California and the Byron Vineyard & Winery located in Santa Barbara County, California.

Through the Constellation Wines segment, as of February 28, 2005, the Company owned or leased approximately 13,920 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine. As a result of dispositions occurring since the end of the Company’s fiscal year, the Company has either sold or no longer leases approximately 3,350 of these acres.

Australasia

Through the Constellation Wines segment, the Company owns and operates 10 Australian wineries, five of which are in South Australia, two in Western Australia and the other three in New South Wales, Australian Capital Territory and Tasmania. Additionally, through this segment the Company also owns three wineries in New Zealand. All but one of these Australasian wineries crush grapes, vinify and cellar wine. Five include bottling and/or packaging operations. The facility in Reynella, South Australia bottles a significant portion of the wine produced in Australia, produces all Australian sparkling wines and cellars wines. The Company considers the segment’s principal facilities in Australasia to be the Berri Estates winery located in Glossop and the bottling facility located in Reynella, both in South Australia.

Through the Constellation Wines segment, the Company owns or has interests in approximately 6,390 plantable acres of vineyards in South Australia, the Australian Capital Territory, Western Australia, Victoria, and Tasmania, and approximately 2,000 acres of vineyards, either fully bearing or under development, in New Zealand.

Europe

Through the Constellation Wines segment, in the United Kingdom the Company owns and operates two facilities in England, located in Bristol and Shepton Mallet and one facility in Scotland, located in Forfar. The Bristol facility is considered a principal facility and produces, bottles and packages wine; the Shepton Mallet facility produces, bottles and packages cider; and the Forfar facility produces, bottles and packages water products. The Constellation Wines segment also owned another facility in Taunton, England, whose operations had previously been consolidated into the Shepton Mallet facility.  The Taunton facility was sold in Fiscal 2005.

Through this segment, the Company operates a National Distribution Centre, located at a leased facility in Severnside, England, together with two leased satellite facilities within the same region, to distribute the Company’s products that are produced at the Bristol and Shepton Mallet facilities as well as products imported from other wine suppliers. To support its wholesaling business, the Company operates 11 distribution centers located throughout the United Kingdom, 10 of which are leased. These 11 distribution centers are used to distribute products produced by the Company, as well as by third parties.

Additionally, through the Constellation Wines segment, the Company leases warehouse and office facilities in Dublin in support of the Company’s business of marketing and distributing alcoholic beverages in the Republic of Ireland.

Chile

Through the Constellation Wines segment, the Company also operates, through a majority owned subsidiary, a winery in the Casablanca Valley, Chile, that crushes grapes and vinifies, cellars and bottles wine. Through this segment, the Company also owns or leases approximately 1,010 acres of vineyards, either fully bearing or under development, in Chile for the production of wine.

Constellation Beers and Spirits

Through the Constellation Beers and Spirits segment, the Company maintains leased division offices in Chicago, Illinois. On behalf of the segment’s imported beer business, the Company contracts with five providers of warehouse space and services in eight locations throughout the United States.

Through this segment, the Company owns and operates four distilling plants, two in the United States and two in Canada. The two distilling plants in the United States are located in Bardstown, Kentucky and Albany, Georgia. The two distilling plants in Canada are located in Valleyfield, Quebec and Lethbridge, Alberta. The Company considers this segment’s principal distilling plants to be the facilities located in Bardstown (Kentucky), Valleyfield (Quebec) and Lethbridge (Alberta). The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company and, on a contractual basis, for other industry members. The two Canadian facilities distill, bottle and store Canadian whisky for the segment, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.

In the United States, the Company through its Constellation Beers and Spirits segment also operates three bottling plants, located in Atlanta, Georgia; Owensboro, Kentucky and Carson, California. The facilities located in Atlanta (Georgia) and Owensboro (Kentucky) are owned, while the facility in Carson (California) is operated and leased through an arrangement involving a management contract. The Company considers this segment’s bottling plant located in Owensboro to be one of the segment’s principal facilities. The Owensboro facility bottles and warehouses distilled spirits products for the segment and is also utilized for contract bottling.

Corporate Operations and Other

The Company’s corporate headquarters are located in leased offices in Fairport, New York.

Item 3.	Legal Proceedings

In the course of their business, the Company and its subsidiaries are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Company

Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	54	Chairman of the Board and Chief Executive Officer
Robert Sands	46	President and Chief Operating Officer
Alexander L. Berk	55	Chief Executive Officer, Constellation Beers and Spirits, and President and Chief Executive Officer, Barton Incorporated
F. Paul Hetterich	42	Executive Vice President, Business Development and Corporate Strategy
Stephen B. Millar	61	Chief Executive Officer, Constellation Wines
Thomas J. Mullin	53	Executive Vice President and General Counsel
Thomas S. Summer	51	Executive Vice President and Chief Financial Officer
W. Keith Wilson	54	Executive Vice President and Chief Human Resources Officer

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

Robert Sands is President and Chief Operating Officer of the Company. He was appointed to these positions in December 2002 and has served as a director since January 1990. Mr. Sands also served as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000, and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

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

F. Paul Hetterich has been the Company’s Executive Vice President, Business Development and Corporate Strategy since June 2003. From April 2001 to June 2003, Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.

Stephen B. Millar is the Chief Executive Officer of Constellation Wines and has held this position since the closing of the Hardy Acquisition. Prior to the Company’s acquisition of Hardy, Mr. Millar was Hardy’s Managing Director and had held this position since 1991. Mr. Millar currently serves in leadership roles in a number of industry organizations. He is an Executive Council Member and Chairman of the Audit Committee of the Winemakers’ Federation of Australia. He also serves as the President of the Australian Wine and Brandy Producers’ Association, as the Deputy Chairman of the International Trade Advisory Committee and the Australian Wine Export Council and as a Council Member of the South Australian Wine Industry Council.

Thomas J. Mullin joined the Company as Executive Vice President and General Counsel in May 2000. Prior to joining the Company, Mr. Mullin served as President and Chief Executive Officer of TD Waterhouse Bank, NA, a national banking association, since February 2000, of CT USA, F.S.B. since September 1998, and of CT USA, Inc. since March 1997. He also served as Executive Vice President, Business Development and Corporate Strategy of C.T. Financial Services, Inc. from March 1997 through February 2000. From 1985 through 1997, Mr. Mullin served as Vice Chairman and Senior Executive Vice President of First Federal Savings and Loan Association of Rochester, New York and from 1982 through 1985, he was a partner in the law firm of Phillips, Lytle, Hitchcock, Blaine & Huber.

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

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock (the “Class A Stock”) and Class B Common Stock (the “Class B Stock”) trade on the New York Stock Exchange® (“NYSE”) under the symbols STZ and STZ.B, respectively. The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock as reported on the NYSE, adjusted to give retroactive effect to the May 13, 2005, two-for-one stock splits.

CLASS A STOCK
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2004 High Low	$ 13.83 $ 10.95	$ 15.90 $ 13.31	$ 17.33 $ 14.35	$ 17.96 $ 14.65
Fiscal 2005 High Low	$ 18.13 $ 15.45	$ 19.97 $ 17.70	$ 22.59 $ 18.01	$ 28.67 $ 22.33
CLASS B STOCK
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2004 High Low	$ 13.83 $ 11.38	$ 15.98 $ 13.68	$ 17.13 $ 14.50	$ 17.93 $ 15.13
Fiscal 2005 High Low	$ 18.03 $ 15.37	$ 19.82 $ 18.08	$ 22.68 $ 18.15	$ 28.64 $ 22.70

            At April 30, 2005, the number of holders of record of Class A Stock and Class B Stock of the Company were 1,007 and 226, respectively.

With respect to its common stock, the Company’s policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends on its common stock since its initial public offering in 1973. In addition, under the terms of the Company’s senior credit facility, the Company is currently constrained from paying cash dividends on its common stock. Also, the indentures for the Company’s outstanding senior notes and senior subordinated notes may restrict the payment of cash dividends on its common stock under certain circumstances. Any indentures for debt securities issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on common stock. During April 2005, the Company’s Board of Directors approved two-for-one stock splits of the Company’s Class A Stock and Class B Stock, which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Share and per share amounts have been retroactively restated to give effect to these common stock splits.

Item 6.     Selected Financial Data

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001
(in thousands, except per share data)
Sales	$5,139,863	$4,469,270	$3,583,082	$3,420,213	$2,983,629
Less-excise taxes	(1,052,225)	(916,841)	(851,470)	(813,455)	(757,609)
Net sales	4,087,638	3,552,429	2,731,612	2,606,758	2,226,020
Cost of product sold	(2,947,049)	(2,576,641)	(1,970,897)	(1,911,598)	(1,647,081)
Gross profit	1,140,589	975,788	760,715	695,160	578,939
Selling, general and administrative expenses(1)	(555,694)	(457,277)	(350,993)	(355,269)	(308,071)
Acquisition-related integration costs(2)	(9,421)	-	-	-	-
Restructuring and related charges(3)	(7,578)	(31,154)	(4,764)	-	-
Operating income	567,896	487,357	404,958	339,891	270,868
Gain on change in fair value of derivative instruments	-	1,181	23,129	-	-
Equity in earnings of equity method investees	1,753	542	12,236	1,667	-
Interest expense, net	(137,675)	(144,683)	(105,387)	(114,189)	(108,631)
Income before income taxes	431,974	344,397	334,936	227,369	162,237
Provision for income taxes(1)	(155,510)	(123,983)	(131,630)	(90,948)	(64,895)
Net income	276,464	220,414	203,306	136,421	97,342
Dividends on preferred stock	(9,804)	(5,746)	-	-	-
Income available to common stockholders	$266,660	$214,668	$203,306	$136,421	$97,342

Earnings per common share:
Basic - Class A Common Stock(4)	$1.25	$1.08	$1.15	$0.81	$0.67
Basic - Class B Common Stock(4)	$1.14	$0.98	$1.04	$0.73	$0.61
Diluted	$1.19	$1.03	$1.10	$0.78	$0.65

Supplemental data restated for effect of SFAS No. 142:
Adjusted operating income	$567,896	$487,357	$404,958	$369,780	$290,372
Adjusted net income	$276,464	$220,414	$203,306	$155,367	$111,635
Adjusted income available to common stockholders	$266,660	$214,668	$203,306	$155,367	$111,635

Adjusted earnings per common share:
Basic - Class A Common Stock(4)	$1.25	$1.08	$1.15	$0.92	$0.77
Basic - Class B Common Stock(4)	$1.14	$0.98	$1.04	$0.84	$0.70
Diluted	$1.19	$1.03	$1.10	$0.88	$0.75

Total assets	$7,804,172	$5,558,673	$3,196,330	$3,069,385	$2,512,169
Long-term debt, including current maturities	$3,272,801	$2,046,098	$1,262,895	$1,374,792	$1,361,613

(1)
Effective March 1, 2003, the Company completed its adoption of Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Accordingly, the adoption of the provisions rescinding Statement of Financial Accounting Standards No. 4 (“SFAS No. 4”), “Reporting Gains and Losses from Extinguishment of Debt,” resulted in a reclassification of the extraordinary loss related to the extinguishment of debt recorded in the fourth quarter of fiscal 2002 ($1.6 million, net of income taxes), by increasing selling, general and administrative expenses ($2.6 million) and decreasing the provision for income taxes ($1.0 million).

(2)
For a detailed discussion of acquisition-related integration costs for the year ended February 28, 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2005 Compared to Fiscal 2004 - Acquisition-Related Integration Charges.”

(3)
For a detailed discussion of restructuring and related charges for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2005 Compared to Fiscal 2004 - Restructuring and Related Charges” and “Fiscal 2004 Compared to Fiscal 2003 - Restructuring and Related Charges,” respectively.

(4)
Effective June 1, 2004, the Company adopted EITF Issue No. 03-6 (“EITF No. 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF No. 03-6 clarifies what is meant by a “participating security,” provides guidance on applying the two-class method for computing earnings per share, and required affected companies to retroactively restate earnings per share amounts for all periods presented. Under EITF No. 03-6, the Company’s Class B Convertible Common Stock is considered a participating security requiring the use of the two-class method for the computation of earnings per common share - basic, rather than the if-converted method as previously used. Accordingly, earnings per common share - basic reflects the application of EITF No. 03-6 and has been computed using the two-class method for all periods presented.

For the years ended February 28, 2005, and February 29, 2004, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

During April 2005, the Board of Directors of the Company approved two-for-one stock splits of  the Company’s Class A Common Stock and Class B Common Stock, which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Share and per share amounts have been retroactively restated to give effect to these common stock splits.

Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company’s trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which were not modified as a result of adopting SFAS No. 142. The supplemental data section above presents operating income, income before extraordinary item, net income and earnings per share information for the comparative periods as if the nonamortization provisions of SFAS No. 142 had been applied as of March 1, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beer and distilled spirits) and Corporate Operations and Other. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and net unusual costs that affect comparability from its definition of operating income for segment purposes.

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

The Company remains committed to its long-term financial model of growing sales (both through acquisitions and organically), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

The environment for the Company’s products is fairly competitive in each of the Company’s key geographic markets, due, in part, to industry and retail consolidation. Competition in the U.S. beers and spirits markets is normally intense, with domestic beer producers increasing brand spending in an effort to gain market share.

Additionally, the supply of certain raw materials, particularly grapes, as well as consumer demand, can affect the overall competitive environment. Two years of lighter than expected California grape harvests, combined with a reduction in wine grape acreage in California, has brought the U.S. grape supply more into balance with demand. This has led to an overall firming of the pricing of wine grape varietals from California. In Australia, two years of record grape harvests have contributed to an oversupply of certain red grape varietals, which has led to an overall reduction in grape costs for these varietals and greater pricing competition in the domestic market.

In Fiscal 2005 (as defined below), the Company’s net sales increased 15.1% over Fiscal 2004 (as defined below) primarily from increases in branded wine net sales, the inclusion of $84.5 million of net sales of products acquired in the Robert Mondavi acquisition, increases in U.K. wholesale net sales and imported beer net sales, the inclusion of an additional one month of net sales of products acquired in the Hardy Acquisition (as defined below) and a favorable foreign currency impact. Operating income increased 16.5% over the comparable prior year period primarily due to a reduction in acquisition-related integration costs, restructuring and related charges and net unusual costs (see below under Fiscal 2005 compared to Fiscal 2004 Operating Income discussion), partially offset by increased selling and advertising expenses, as the Company continues to invest behind the imported beer portfolio and certain wine brands to drive growth and broader distribution, and increased Corporate general and administrative expenses. Lastly, as a result of the above factors and lower interest expense for Fiscal 2005, net income increased 25.4% over the comparable prior year period.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the year ended February 28, 2005 (“Fiscal 2005”), compared to the year ended February 29, 2004 (“Fiscal 2004”), and Fiscal 2004 compared to the year ended February 28, 2003 (“Fiscal 2003”), and (ii) financial liquidity and capital resources for Fiscal 2005. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and net unusual costs expected to affect consolidated results of operations of the Company for the year ending February 28, 2006 (“Fiscal 2006”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Common Stock Splits

On April 7, 2005, the Board of Directors of the Company approved two-for-one stock splits of the Company’s Class A Common Stock and Class B Common Stock, which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Share and per share amounts have been retroactively restated to give effect to these common stock splits.

Acquisitions in Fiscal 2005 and Fiscal 2004 and Equity Method Investment

Acquisition of Robert Mondavi

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. In connection with the production of its products, Robert Mondavi owns, operates and has an interest in certain wineries and controls certain vineyards. Robert Mondavi produces, markets and sells premium, super premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. Woodbridge and Robert Mondavi Private Selection are the leading premium and super-premium wine brands, respectively, in the United States.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of Robert Mondavi’s sales are generated in the United States. The Company intends to leverage the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure beginning in the first half of fiscal 2006.

The Company and Robert Mondavi have complementary businesses that share a common growth orientation and operating philosophy. The Robert Mondavi acquisition provides the Company with a greater presence in the fine wine sector within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom, United States and other wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company expects to incur direct acquisition costs of $11.2 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined below). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Robert Mondavi, including the factors described above, as well as an estimated benefit from operating cost synergies.

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Robert Mondavi is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up and adverse grape cost, acquisition-related integration costs, restructuring and related charges, and interest expense associated with the 2004 Credit Agreement (as defined below). Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their existing grape purchase contracts.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has classified certain assets as held for sale as of February 28, 2005. The Company expects to sell these assets in Fiscal 2006 for net proceeds of approximately $150 million to $175 million. As of April 30, 2005, the Company has received net proceeds of $127.9 million. No gain or loss has been or is expected to be recognized upon the sale of these assets.

Acquisition of Hardy

On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited (“Hardy”), and on April 9, 2003, the Company completed its acquisition of all of Hardy’s outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC (“PWP”), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the “Hardy Acquisition.” Through this acquisition, the Company acquired one of Australia’s largest wine producers with interests in wineries and vineyards in most of Australia’s major wine regions as well as New Zealand and the United States. Hardy has a comprehensive portfolio of wine products across all price points with a strong focus on premium wine production. Hardy’s wines are distributed worldwide through a network of marketing and sales operations, with the majority of sales generated in Australia, the United Kingdom and the United States.

Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.4 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for Fiscal 2004. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company’s then existing credit agreement and $400.0 million of borrowings under the Company’s then existing bridge loan agreement. Additionally, the Company issued 6,577,826 shares of the Company’s Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company’s Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company’s strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in “new world” wine markets.

The results of operations of Hardy and PWP have been reported in the Company’s Constellation Wines segment since March 27, 2003. Accordingly, the Company’s results of operations for Fiscal 2005 include the results of operations of Hardy and PWP for the entire period, whereas the results of operations for Fiscal 2004 only include the results of operations of Hardy and PWP from March 27, 2003, to the end of Fiscal 2004.

Investment in Ruffino

On December 3, 2004, the Company purchased a 40 percent interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for a preliminary purchase price of $86.1 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. As of February 1, 2005, the Constellation Wines segment began distributing Ruffino’s products in the United States. The Company accounts for the investment under the equity method; accordingly, the results of operations of Ruffino from December 3, 2004, are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Net Sales

The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2005 and Fiscal 2004.

	Fiscal 2005 Compared to Fiscal 2004
	Net Sales
	2005	2004	% Increase(Decrease)
Constellation Wines:
Branded wine	$1,830,808	$1,549,750	18.1%
Wholesale and other	1,020,600	846,306	20.6%
Constellation Wines net sales	$2,851,408	$2,396,056	19.0%
Constellation Beers and Spirits:
Imported beers	$922,947	$862,637	7.0%
Spirits	313,283	284,551	10.1%
Constellation Beers and Spirits net sales	$1,236,230	$1,147,188	7.8%
Corporate Operations and Other	$-	$-	N/A
Unusual gain	$-	$9,185	(100.0)%
Consolidated Net Sales	$4,087,638	$3,552,429	15.1%

Net sales for Fiscal 2005 increased to $4,087.6 million from $3,552.4 million for Fiscal 2004, an increase of $535.2 million, or 15.1%. This increase resulted primarily from an increase in branded wine net sales of $217.8 million (on a constant currency basis), including $84.2 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $45.7 million of net sales of branded wines acquired in the Hardy Acquisition; an increase in U.K. wholesale net sales of $84.1 million (on a constant currency basis); and an increase in imported beer net sales of $60.3 million. In addition, net sales benefited from a favorable foreign currency impact of $155.5 million.

Constellation Wines

Net sales for Constellation Wines increased to $2,851.4 million for Fiscal 2005 from $2,396.1 million in Fiscal 2004, an increase of $455.4 million, or 19.0%. Branded wine net sales increased $281.1 million. This increase resulted from increased branded wine net sales in the U.S., Europe and Australasia of $217.8 million (on a constant currency basis), including $84.2 million of net sales of branded wines acquired in the Robert Mondavi acquisition and an additional one month of net sales of $45.7 million of branded wines acquired in the Hardy Acquisition, completed in March 2003, and a favorable foreign currency impact of $63.3 million. The increases in branded wine net sales in the U.S., Europe and Australasia are primarily due to volume growth as the Company continues to benefit from increased distribution and greater consumer demand for premium wines. Wholesale and other net sales increased $174.3 million primarily due to growth in the U.K. wholesale business of $84.1 million (on a constant currency basis) and a favorable foreign currency impact of $92.2 million. The net sales increase in the U.K. wholesale business on a local currency basis is primarily due to the addition of new national accounts in the first quarter of fiscal 2005 and increased sales in existing accounts during Fiscal 2005.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $1,236.2 million for Fiscal 2005 from $1,147.2 million for Fiscal 2004, an increase of $89.0 million, or 7.8%. This increase resulted from a $60.3 million increase in imported beer net sales and an increase in spirits net sales of $28.7 million. The growth in imported beer sales is primarily due to a price increase on the Company’s Mexican beer portfolio, which was introduced in January 2004. The growth in spirits net sales is attributable to increases in both the Company’s contract production net sales as well as volume growth in branded net sales.

      Gross Profit

The Company’s gross profit increased to $1,140.6 million for Fiscal 2005 from $975.8 million for Fiscal 2004, an increase of $164.8 million, or 16.9%. The Constellation Wines segment’s gross profit increased $122.6 million primarily due to the additional two months of sales of products acquired in the Robert Mondavi acquisition, volume growth in the U.S. branded wine net sales and a favorable foreign currency impact. The Constellation Beers and Spirits segment’s gross profit increased $30.6 million primarily due to the increase in imported beer net sales and volume growth in the segment’s spirits portfolio. In addition, net unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $11.6 million in Fiscal 2005 versus Fiscal 2004. This decrease resulted from a $16.8 million write-down of commodity concentrate inventory in Fiscal 2004 in connection with the Company’s decision to exit the commodity concentrate product line in the U.S. (see additional discussion under “Restructuring and Related Charges” below) and reduced flow through of inventory step-up associated with the Hardy and Robert Mondavi acquisitions of $16.0 million, partially offset by the relief from certain excise tax, duty and other costs incurred in prior years of $11.5 million, which was recognized in the fourth quarter of fiscal 2004, and the flow through of adverse grape cost associated with the Robert Mondavi acquisition of $9.8 million in Fiscal 2005. Gross profit as a percent of net sales increased to 27.9% for Fiscal 2005 from 27.5% for Fiscal 2004 primarily due to the lower net unusual costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $555.7 million for Fiscal 2005 from $457.3 million for Fiscal 2004, an increase of $98.4 million, or 21.5%. The Constellation Wines segment’s selling, general and administrative expenses increased $64.7 million primarily due to increased selling and advertising expenses as the Company continues to invest behind specific wine brands to drive broader distribution and additional selling, general and administrative expenses from the addition of the Robert Mondavi business. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $7.1 million primarily due to increased imported beer and spirits selling expenses to support the growth across this segment’s businesses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $13.7 million primarily due to increased general and administrative expenses to support the Company’s growth and costs associated with higher professional services fees, including costs incurred in connection with compliance activities associated with the Sarbanes-Oxley Act of 2002. Lastly, there was an increase of $12.9 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. This increase includes $31.7 million of financing costs recorded in Fiscal 2005 related to (i) the Company’s redemption of its Senior Subordinated Notes (as defined below) and (ii) the Company’s new senior credit facility entered into in connection with the Robert Mondavi acquisition as compared to $11.6 million of financing costs recorded in Fiscal 2004 in connection with the Hardy Acquisition. Partially offsetting the $20.1 million increase in financing costs were net gains recorded in Fiscal 2005 on the sales of non-strategic assets and the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture. Selling, general and administrative expenses as a percent of net sales increased to 13.6% for Fiscal 2005 as compared to 12.9% for Fiscal 2004 primarily due to the growth in the Corporate Operations and Other segment’s general and administrative expenses and the increased net unusual costs described above.

Restructuring and Related Charges

The Company recorded $7.6 million of restructuring and related charges for Fiscal 2005 associated with the restructuring plans of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations as previously announced in Fiscal 2004, (ii) the Company’s decision in Fiscal 2004 to exit the commodity concentrate product line in the U.S. (collectively, the “Fiscal 2004 Plan”), and (iii) the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). The Company is in the process of refining the Robert Mondavi Plan which will be finalized during Fiscal 2006. Restructuring and related charges included $3.8 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $1.5 million of contract termination costs, $1.0 million of facility consolidation and relocation costs, and other related charges of $1.3 million. The Company recorded $31.2 million of restructuring and related charges for Fiscal 2004 associated with the Fiscal 2004 Plan. In total, the Company recorded $48.0 million of costs for Fiscal 2004 allocated between cost of product sold and restructuring and related charges associated with the Fiscal 2004 Plan.

For Fiscal 2006, the Company expects to incur total restructuring and related charges of $4.9 million associated with the restructuring plans of the Constellation Wines segment. These charges are expected to consist of $1.7 million related to the further realignment of business operations in the Constellation Wines segment and $3.2 million related to the Robert Mondavi Plan.

Acquisition-Related Integration Costs

The Company recorded $9.4 million of acquisition-related integration costs for Fiscal 2005 associated with the Robert Mondavi Plan. Acquisition-related integration costs included $4.9 million of employee related costs and $4.5 million of facilities and other one-time costs. The Company expects to incur $14 million of acquisition-related integration costs for Fiscal 2006. These charges are expected to consist of $5 million of employee related costs and $9 million of facilities and other one-time costs.

Operating Income

The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2005 and Fiscal 2004.

	Fiscal 2005 Compared to Fiscal 2004
	Operating Income (Loss)
	2005	2004	% Increase/ (Decrease)
Constellation Wines	$406,562	$348,132	16.8%
Constellation Beers and Spirits	276,109	252,533	9.3%
Corporate Operations and Other	(55,980)	(41,717)	34.2%
Total Reportable Segments	626,691	558,948	12.1%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs	(58,795)	(71,591)	(17.9)%
Consolidated Operating Income	$567,896	$487,357	16.5%

      As a result of the factors discussed above, consolidated operating income increased to $567.9 million for Fiscal 2005 from $487.4 million for Fiscal 2004, an increase of $80.5 million, or 16.5%. Acquisition-related integration costs, restructuring and related charges and net unusual costs of $58.8 million for Fiscal 2005 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent financing costs associated with the redemption of the Company’s Senior Subordinated Notes and the Company’s new senior credit facility entered into in connection with the Robert Mondavi acquisition of $31.7 million, adverse grape cost and acquisition-related integration costs associated with the Company’s acquisition of Robert Mondavi of $9.8 million and $9.4 million, respectively, restructuring and related charges of $7.6 million in the wine segment associated with the Company’s realignment of its business operations and the Robert Mondavi acquisition, and the flow through of inventory step-up associated with the Hardy and Robert Mondavi acquisitions of $6.4 million, partially offset by a net gain on the sale of non-strategic assets of $3.1 million and a gain related to the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $3.0 million. Acquisition-related integration costs, restructuring and related charges and net unusual costs of $71.6 million for Fiscal 2004 represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $22.5 million and $11.6 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company’s realignment of its business operations in the wine segment, including the write-down of commodity concentrate inventory of $16.8 million and restructuring and related charges of $31.1 million, partially offset by the relief from certain excise taxes, duty and other costs incurred in prior years of $10.4 million.

Interest Expense, Net

Interest expense, net of interest income of $2.3 million and $3.6 million for Fiscal 2005 and Fiscal 2004, respectively, decreased to $137.7 million for Fiscal 2005 from $144.7 million for Fiscal 2004, a decrease of $7.0 million, or (4.8%). The decrease resulted from lower average borrowing rates in Fiscal 2005 as well as lower average borrowings. The reduction in average borrowing rates was attributed in part to the replacement of $200.0 million of higher fixed rate subordinated note debt with lower variable rate revolver debt. The reduction in average borrowings resulted from the use of proceeds from the Company’s equity offerings in July 2003 to pay down debt incurred to partially finance the Hardy Acquisition combined with on-going principal payments on long-term debt, partially offset by additional borrowings in the fourth quarter of fiscal 2005 to finance the Robert Mondavi acquisition.

Provision for Income Taxes

The Company’s effective tax rate remained the same at 36.0% for Fiscal 2005 and Fiscal 2004.

Net Income

As a result of the above factors, net income increased to $276.5 million for Fiscal 2005 from $220.4 million for Fiscal 2004, an increase of $56.1 million, or 25.4%.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

The following table sets forth the net sales (in thousands of dollars) by operating segment of the Company for Fiscal 2004 and Fiscal 2003.

	Fiscal 2004 Compared to Fiscal 2003
	Net Sales
	2004	2003	% Increase
Constellation Wines:
Branded wines	$1,549,750	$983,505	57.6%
Wholesale and other	846,306	689,794	22.7%
Constellation Wines net sales	$2,396,056	$1,673,299	43.2%
Constellation Beers and Spirits:
Imported beers	$862,637	$776,006	11.2%
Spirits	284,551	282,307	0.8%
Constellation Beers and Spirits net sales	$1,147,188	$1,058,313	8.4%
Corporate Operations and Other	$-	$-	N/A
Unusual gain	$9,185	$-	N/A
Consolidated Net Sales	$3,552,429	$2,731,612	30.0%

Net sales for Fiscal 2004 increased to $3,552.4 million from $2,731.6 million for Fiscal 2003, an increase of $820.8 million, or 30.0%. This increase resulted primarily from the inclusion of $571.4 million of net sales of products acquired in the Hardy Acquisition as well as increases in imported beer sales of $86.6 million and U.K. wholesale sales of $61.1 million (on a constant currency basis). In addition, net sales benefited from a favorable foreign currency impact of $74.6 million.

Constellation Wines

Net sales for the Constellation Wines segment for Fiscal 2004 increased to $2,396.1 million from $1,673.3 million for Fiscal 2003, an increase of $722.8 million, or 43.2%. Branded wine net sales increased $566.2 million, primarily due to the addition of $548.4 million of net sales of branded wine acquired in the Hardy Acquisition. Wholesale and other net sales increased $156.5 million primarily due to a favorable foreign currency impact of $63.1 million, growth in the U.K. wholesale business of $61.1 million (on a constant currency basis), and the addition of $23.0 million of net sales of bulk wine acquired in the Hardy Acquisition. The net sales increase in the U.K. Wholesale business on a local currency basis is primarily due to the addition of new accounts and increased average delivery sizes as the Company’s national accounts business continues to grow.

Constellation Beers and Spirits

Net sales for the Constellation Beers and Spirits segment for Fiscal 2004 increased to $1,147.2 million from $1,058.3 million for Fiscal 2003, an increase of $88.9 million, or 8.4%. This increase resulted primarily from volume gains on the Company’s imported beer portfolio, which increased $86.6 million. Spirits net sales remained relatively flat as increased branded spirits sales were offset by lower bulk whisky and contract production sales.

      Gross Profit

The Company’s gross profit increased to $975.8 million for Fiscal 2004 from $760.7 million for Fiscal 2003, an increase of $215.1 million, or 28.3%. The Constellation Wines segment’s gross profit increased $200.4 million primarily due to gross profit on the sales of branded wine acquired in the Hardy Acquisition. The Constellation Beers and Spirits segment’s gross profit increased $42.5 million primarily due to the volume growth in the segment’s imported beer portfolio. These increases were partially offset by $27.8 million of net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. These net costs represent the flow through of inventory step-up associated with the Hardy Acquisition of $22.5 million and the write-down of concentrate inventory recorded in connection with the Company’s decision to exit the commodity concentrate product line of $16.8 million (see additional discussion under “Restructuring and Related Charges” below), partially offset by the relief from certain excise tax, duty and other costs incurred in prior years of $11.5 million, which was recognized in the fourth quarter of fiscal 2004. Gross profit as a percent of net sales decreased slightly to 27.5% for Fiscal 2004 from 27.8% for Fiscal 2003 as an increase in gross profit margin from sales of higher margin wine brands acquired in the Hardy Acquisition was more than offset by the net unusual costs discussed above and a decrease in gross profit margin on the Constellation Wines’ U.K. wholesale business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $457.3 million for Fiscal 2004 from $351.0 million for Fiscal 2003, an increase of $106.3 million, or 30.3%. The Constellation Wines segment’s selling, general and administrative expenses increased $76.8 million primarily due to $67.7 million of selling, general and administrative expenses from the addition of the Hardy and PWP businesses. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $7.9 million due to increased imported beer and spirits advertising and selling expenses to support the growth across this segment’s businesses, partially offset by foreign currency gains. The Corporate Operations and Other segment’s general and administrative expenses increased $8.9 million primarily due to additional deferred financing costs associated with the Company’s new bank credit facility and increased general and administrative expenses to support the Company’s growth. In addition, there was a $12.7 million increase in selling, general and administrative expenses related to net unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. These costs consist primarily of the additional amortized deferred financing costs associated with the bridge financing in connection with the Hardy Acquisition of $11.6 million. Selling, general and administrative expenses as a percent of net sales increased slightly to 12.9% for Fiscal 2004 as compared to 12.8% for Fiscal 2003 due primarily to the net unusual costs and the increased general and administrative expenses within the Corporate Operations and Other segment as discussed above.

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

The Company recorded $4.8 million of restructuring and related charges for Fiscal 2003 associated with an asset impairment charge in connection with two of Constellation Wines segment’s production facilities.

Operating Income

The following table sets forth the operating income (loss) (in thousands of dollars) by operating segment of the Company for Fiscal 2004 and Fiscal 2003.

	Fiscal 2004 Compared to Fiscal 2003
	Operating Income (Loss)
	2004	2003	% Increase
Constellation Wines	$348,132	$224,556	55.0%
Constellation Beers and Spirits	252,533	217,963	15.9%
Corporate Operations and Other	(41,717)	(32,797)	27.2%
Total Reportable Segments	558,948	409,722	36.4%
Acquisition-Related Integration Costs Restructuring and Related Charges and Net Unusual Costs	(71,591)	(4,764)	1402.7%
Consolidated Operating Income	$487,357	$404,958	20.3%

As a result of the factors discussed above, consolidated operating income increased to $487.4 million for Fiscal 2004 from $405.0 million for Fiscal 2003, an increase of $82.4 million, or 20.3%. Acquisition-related integration costs, restructuring and related charges and net unusual costs of $71.6 million and $4.8 million for Fiscal 2004 and Fiscal 2003, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. Fiscal 2004 costs represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $22.5 million and $11.6 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company’s realignment of its business operations in the wine segment, including the write-down of concentrate inventory of $16.8 million and restructuring and related charges of $31.2 million, partially offset by the relief from certain excise taxes, duty and other costs incurred in prior years of $10.4 million. Fiscal 2003 costs represent restructuring and related charges associated with the Company’s realignment of its business operations in the wine segment.

Gain on Change in Fair Value of Derivative Instruments

The Company entered into a foreign currency collar contract in February 2003 in connection with the Hardy Acquisition to lock in a range for the cost of the acquisition in U.S. dollars. As of February 28, 2003, this derivative instrument had a fair value of $23.1 million. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the derivative was recorded on the balance sheet at its fair value with the change in the fair value recognized separately on the Company’s Consolidated Statements of Income. During the first quarter of fiscal 2004, the gain on change in fair value of the derivative instrument of $1.2 million was recognized separately on the Company’s Consolidated Statement of Income.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $0.5 million in Fiscal 2004 from $12.2 million in Fiscal 2003 due to the acquisition of the remaining 50% ownership of PWP in March 2003 resulting in consolidation of PWP’s results of operations since the date of acquisition.

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

Provision for Income Taxes

The Company’s effective tax rate for Fiscal 2004 declined to 36.0% from 39.3% for Fiscal 2003 as a result of the Hardy Acquisition, which significantly increased the allocation of income to jurisdictions with lower income tax rates.

Net Income

As a result of the above factors, net income increased to $220.4 million for Fiscal 2004 from $203.3 million for Fiscal 2003, an increase of $17.1 million, or 8.4%.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, preferred stock dividend payment requirements, and anticipated capital expenditure requirements for both its short-term and long-term capital needs. The Company also has in place an effective shelf registration statement covering the potential sale of up to $750.0 million of debt securities, preferred stock, Class A Common Stock or any combination thereof. As of May 16, 2005, the entire $750.0 million of capacity was available under the shelf registration statement.

Fiscal 2005 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2005 was $320.7 million, which resulted from $276.5 million of net income, plus $176.0 million of net noncash items charged to the Consolidated Statement of Income, less $131.7 million representing the net change in the Company’s operating assets and liabilities. The net noncash items consisted primarily of depreciation of property, plant and equipment, deferred tax provision and the noncash portion of loss on extinguishment of debt. The net change in operating assets and liabilities resulted primarily from increases in accounts receivable and inventories. The increases in accounts receivable and inventories are primarily as a result of the Company’s growth in Fiscal 2005.

Investing Activities

Net cash used in investing activities for Fiscal 2005 was $1,222.9 million, which resulted primarily from net cash paid of $1,052.5 million for purchases of businesses and $119.7 million of capital expenditures.

Financing Activities

Net cash provided by financing activities for Fiscal 2005 was $884.2 million resulting primarily from proceeds from issuance of long-term debt of $2,400.0 million, partially offset by principal payments of long-term debt of $1,488.7 million.

Fiscal 2004 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2004 was $340.3 million, which resulted from $220.4 million of net income, plus $137.9 million of net noncash items charged to the Consolidated Statement of Income, less $18.0 million representing the net change in the Company’s operating assets and liabilities. The net non-cash items consisted primarily of depreciation of property, plant and equipment, deferred tax provision and amortization of intangible and other assets. The net change in operating assets and liabilities resulted primarily from an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventories and an increase in accrued advertising and promotion.

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

During June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of May 16, 2005, the Company had purchased a total of 8,150,688 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $5.51 per share. Of this total amount, no shares were repurchased during Fiscal 2005, Fiscal 2004 or Fiscal 2003.

Debt

Total debt outstanding as of February 28, 2005, amounted to $3,289.3 million, an increase of $1,241.4 million from February 29, 2004. The ratio of total debt to total capitalization increased to 54.2% as of February 28, 2005, from 46.3% as of February 29, 2004, primarily as a result of the additional borrowings in the fourth quarter of fiscal 2005 to finance the acquisition of Robert Mondavi.

Senior Credit Facility

2004 Credit Agreement

In connection with the acquisition of Robert Mondavi, on December 22, 2004, the Company and its U.S. subsidiaries (excluding certain inactive subsidiaries), together with certain of its subsidiaries organized in foreign jurisdictions, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2004 Credit Agreement”). The 2004 Credit Agreement provides for aggregate credit facilities of $2.9 billion, consisting of a $600.0 million tranche A term loan facility due in November 2010, a $1.8 billion tranche B term loan facility due in November 2011, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $60.0 million) which terminates in December 2010. Proceeds of the 2004 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the cash consideration payable in connection with its acquisition of Robert Mondavi, and to pay certain obligations of Robert Mondavi, including indebtedness outstanding under its bank facility and unsecured notes of $355.4 million. The Company uses the remaining availability under the 2004 Credit Agreement to fund its working capital needs on an as needed basis. In connection with entering into the 2004 Credit Agreement, the Company recorded a charge of $21.4 million in selling, general and administrative expenses for the write-off of bank fees related to the repayment of the Company’s prior senior credit facility in the fourth quarter of fiscal 2005.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of February 28, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$60,000	$-	$60,000
2007	67,500	17,168	84,668
2008	97,500	17,168	114,668
2009	120,000	17,168	137,168
2010	127,500	17,168	144,668
Thereafter	112,500	1,626,828	1,739,328
	$585,000	$1,695,500	$2,280,500

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of February 28, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the LIBOR margin on the tranche B term loan facility is 1.75%.

The Company’s obligations are guaranteed by its U.S. subsidiaries (excluding certain inactive subsidiaries) and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of February 28, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of February 28, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $585.0 million bearing a weighted average interest rate of 4.3%, tranche B term loans of $1,695.5 billion bearing a weighted average interest rate of 4.4%, revolving loans of $14.0 million bearing a weighted average interest rate of 3.8%, undrawn revolving letters of credit of $36.7 million, and $449.3 million in revolving loans available to be drawn.

As of February 28, 2005, the Company had outstanding five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. Subsequent to February 28, 2005, the Company monetized the value of the interest rate swaps by replacing them with new swaps which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from Accumulated Other Comprehensive Income ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%.

Foreign Subsidiary Facilities

The Company has additional credit arrangements available totaling $176.0 million as of February 28, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2005, amounts outstanding under the subsidiary credit arrangements were $34.0 million.

Senior Notes

As of February 28, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “Senior Notes”). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of February 28, 2005, the Company had outstanding £1.0 million ($1.9 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of February 28, 2005, the Company had outstanding £154.0 million ($295.4 million, net of $0.5 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of February 28, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (“Senior Subordinated Notes”). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. On March 11, 2004, the Senior Subordinated Notes were redeemed with proceeds from the revolving credit facility under the Company’s then existing senior credit facility at 104.25% of par plus accrued interest. During Fiscal 2005, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

As of February 28, 2005, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

Contractual Obligations and Commitments

The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 28, 2005. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 9, 11, 12, 13 and 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for detailed discussion of items noted in the following table.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in thousands)
Contractual obligations
Notes payable to banks	$16,475	$16,475	$-	$-	$-
Long-term debt (excluding unamortized discount)	3,273,258	68,094	619,746	594,249	1,991,169
Operating leases	408,221	52,952	91,094	63,060	201,115
Other long term liabilities	358,316	88,410	111,926	59,367	98,613
Unconditional purchase obligations(1)	2,755,098	470,788	731,604	501,588	1,051,118
Total contractual obligations	$6,811,368	$696,719	$1,554,370	$1,218,264	$3,342,015

(1)
Total unconditional purchase obligations consist of $27.2 million for contracts to purchase various spirits over the next eight fiscal years, $2,499.7 million for contracts to purchase grapes over the next ten fiscal years, $132.1 million for contracts to purchase bulk wine over the next seven fiscal years, $80.0 million for processing contracts over the next ten fiscal years, and $16.0 million for sweetener purchase contracts over the next two fiscal years. See Note 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

Equity Offerings

During July 2003, the Company completed a public offering of 19,600,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.2 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”) resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $164.9 million. The Class A Common Stock offering and the Preferred Stock offering are referred to together as the “2003 Equity Offerings.” The majority of the net proceeds from the 2003 Equity Offerings were used to repay the Company’s then existing bridge loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the Company’s then existing senior credit facility.

Capital Expenditures

During Fiscal 2005, the Company incurred $119.7 million for capital expenditures. The Company plans to spend approximately $140 million for capital expenditures in Fiscal 2006. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See “Business - Sources and Availability of Raw Materials” under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

Effects of Inflation and Changing Prices

The Company’s results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices. There can be no assurances, however, that the Company will continue to be able to pass along rising costs through increased selling prices.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which would have a material adverse impact on the Company’s financial statements. Promotional costs were $390.9 million, $336.4 million and $231.6 million for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

•
Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements.

•
Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

•
Impairment of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist primarily of trademarks as well as agency relationships. The Company is required to analyze its goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets or reporting unit and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of the assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share Based Payment", to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff's views regarding he valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) for interim periods beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements and will take into consideration the additional guidance provided by SAB No. 107 in connection with the Company's adoption of SFAS No. 123(R).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.”  SFAS No. 153 amends Accounting Principles Board Opinion No. 29 (“APB No. 29”), “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 153 on its consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. Although FSP FAS 109-2 is effective immediately, the Company is currently assessing the impact of guidance issued by the Treasury Department and the Internal Revenue Service on May 10, 2005, as well as the relevance of additional guidance expected to be issued. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional guidance.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for the Company no later than the end of the year ending February 28, 2006. The Company is currently assessing the financial impact of FIN No. 47 on its consolidated financial statements.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s business strategy, future financial position, prospects, plans and objectives of management, as well as information concerning expected actions of third parties are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are as follows:

The Company’s indebtedness could have a material adverse effect on its financial health.

The Company has incurred substantial indebtedness to finance its acquisitions and may incur substantial additional indebtedness in the future to finance further acquisitions or for other purposes. The Company’s ability to satisfy its debt obligations outstanding from time to time will depend upon the Company’s future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company’s control. Therefore, there can be no assurance that the Company’s cash flow from operations will be sufficient to meet all of its debt service requirements and to fund its capital expenditure requirements.

The Company’s current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

▪	the Company’s ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;
▪
a significant portion of the Company’s cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness and dividends on its Series A mandatory convertible preferred stock, thereby reducing funds available for operations, expansion or distributions;

▪	the Company’s ability to conduct its business could be limited by restrictive covenants; and
▪	the Company may be more vulnerable to adverse economic conditions than less leveraged competitors and, thus, may be limited in its ability to withstand competitive pressures.

The restrictive covenants and provisions in the Company’s senior credit facility and its indentures under which its debt securities have been issued include, among others, those restricting additional liens, additional borrowing, the sale of assets, changes of control, the payment of dividends, transactions with affiliates, the making of investments and certain other fundamental changes. The senior credit facility also contains restrictions on acquisitions and certain financial ratio tests including a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. These restrictions could limit the Company’s ability to conduct business. A failure to comply with the obligations contained in the senior credit facility, its existing indentures or other loan agreements, or indentures or loan agreements entered into in the future could result in an event of default under such agreements, which could require the Company to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.

The Company’s acquisition and joint venture strategies may not be successful.

The Company has made a number of acquisitions, including the recent acquisitions of Robert Mondavi and Hardy, and anticipates that it may, from time to time, acquire additional businesses, assets or securities of companies that the Company believes would provide a strategic fit with its business. In addition, the Company has entered into joint ventures and may enter into additional joint ventures. Acquired businesses will need to be integrated with the Company’s existing operations. There can be no assurance that the Company will effectively assimilate the business or product offerings of acquired companies into its business or product offerings. Acquisitions are also accompanied by risks such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the Company’s business and the diversion of management time and attention. The Company shares control of its joint ventures and, therefore, there is the risk that the Company’s joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the Company or the joint venture. There is also risk that the Company’s joint venture partners may be unable to meet their economic or other obligations and that the Company may be required to fulfill those obligations alone. The Company’s failure or the failure of an entity in which the Company has a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the Company’s financial condition or results of operations. There can be no assurance that any of the Company’s acquisitions or joint ventures will be profitable.

Competition could have a material adverse effect on the Company’s business.

The Company is in a highly competitive industry and the dollar amount and unit volume of its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of the Company’s wholesale customers, retailers or consumers to purchase competitive products instead of the Company’s products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company’s products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, the Company’s products. The Company could also experience higher than expected selling, general and administrative expenses if the Company finds it necessary to increase the number of its personnel or its advertising or promotional expenditures to maintain its competitive position or for other reasons.

An increase in excise taxes or government regulations could have a material adverse effect on the Company’s business.

In the United States, the United Kingdom, Australia and other countries in which the Company operates, the Company is subject to imposition of excise and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. In addition, the beverage alcohol products industry is subject to extensive regulation by federal, state, local and foreign governmental agencies concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on the Company’s financial condition or results of operations.

The Company relies on the performance of wholesale distributors, major retailers and chains for the success of its business.

In the United States, the Company sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. In the United Kingdom and Australia, the Company sells its products principally to wholesalers and directly to major retailers and chains. The replacement or poor performance of the Company’s major wholesalers, retailers or chains, or the Company’s inability to collect accounts receivable from the Company’s major wholesalers, retailers or chains could materially and adversely affect the Company’s results of operations and financial condition. Distribution channels for beverage alcohol products have been consolidating in recent years. In addition, wholesalers and retailers of the Company’s products offer products which compete directly with the Company’s products for retail shelf space and consumer purchases. Accordingly, there is a risk that wholesalers or retailers may give higher priority to products of the Company’s competitors. In the future, the Company’s wholesalers and retailers may not continue to purchase the Company’s products or provide the Company’s products with adequate levels of promotional support.

The Company’s business could be adversely affected by a decline in the consumption of products the Company sells.

Although since 1995 there have been modest increases in consumption of beverage alcohol in most of the Company’s product categories, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the Company’s product categories could occur in the future due to a variety of factors, including:

▪	a general decline in economic conditions;
▪	increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
▪	a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
▪	the increased activity of anti-alcohol consumer groups; and
▪	increased federal, state or foreign excise or other taxes on beverage alcohol products.

The Company generally purchases raw materials under short-term supply contracts, and the Company is subject to substantial price fluctuations for grapes and grape-related materials, and the Company has a limited group of suppliers of glass bottles.

The Company’s business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. The Company could experience raw material supply, production or shipment difficulties that could adversely affect the Company’s ability to supply goods to its customers. The Company is also directly affected by increases in the costs of raw materials. In the past, the Company has experienced dramatic increases in the cost of grapes. Although the Company believes it has adequate sources of grape supplies, in the event demand for certain wine products exceed expectations, the Company could experience shortages.

The wine industry swings between cycles of grape oversupply and undersupply. In a severe oversupply environment, the ability of wine producers, including the Company, to raise prices is limited, and, in certain situations, the competitive enviroment may put pressure on producers to lower prices. Further, although there may be enhanced opportunities to purchae grapes at lower costs, a producer’s selling and promotional expenses associated with the sale of its wine products can rise in such an environment.

One of the Company’s largest components of cost of goods sold is that of glass bottles, which, in the United States and Australia, have only a small number of producers. Currently, substantially all of the Company’s glass container requirements for its United States operations are supplied by one producer and most of the Company’s glass container requirements for its Australian operations are supplied by another producer. The inability of any of the Company’s glass bottle suppliers to satisfy its requirements could adversely affect the Company’s business.

The Company’s operations subject it to risks relating to currency rate fluctuations, interest rate fluctuations and geopolitical uncertainty which could have a material adverse effect on the Company’s business.

The Company has operations in different countries throughout the world and, therefore, is subject to risks associated with currency fluctuations. Subsequent to the Hardy Acquisition, the Company’s exposure to foreign currency risk increased significantly as a result of having additional international operations in Australia, New Zealand and the United Kingdom. The Company is also exposed to risks associated with interest rate fluctuations. The Company manages its exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. The Company, however, could experience changes in its ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that the Company will be successful in reducing those risks. The Company could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on the Company’s results of operations, especially to the extent these matters, or the decisions, policies or economic strength of the Company’s suppliers, affect the Company’s global operations.

The Company has a material amount of goodwill, and if the Company is required to write-down goodwill, it would reduce the Company’s net income, which in turn could have a material adverse effect on the Company’s results of operations.

As of February 28, 2005, goodwill represented $2,182.7 million, or 28.0% of the Company’s total assets. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. The Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in its entirety, on March 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but instead is subject to a periodic impairment evaluation based on the fair value of the reporting unit. Reductions in the Company’s net income caused by the write-down of goodwill could materially and adversely affect the Company’s results of operations.

The termination or non-renewal of the Company’s imported beer distribution agreements could have a material adverse effect on the Company’s business.

All of the Company’s imported beer products are marketed and sold pursuant to exclusive distribution agreements with the suppliers of these products and are subject to renewal from time to time. The Company’s agreement to distribute Corona Extra and its other Mexican beer brands in 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain personnel and other terms of the agreement, will be automatically renewed for additional terms of five years. Changes in control of the Company or its subsidiaries involved in importing the Mexican beer brands, or changes in the chief executive officer of such subsidiaries, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier’s consent to such changes may not be unreasonably withheld. Prior to their expiration, all of the Company’s imported beer distribution agreements may be terminated if the Company fails to meet certain performance criteria. The Company believes that it is currently in compliance with all of its material imported beer distribution agreements. From time to time the Company has failed, and may in the future fail, to satisfy certain performance criteria in the Company’s distribution agreements. It is possible that the Company’s beer distribution agreements may not be renewed or may be terminated prior to expiration.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect the Company’s business.

There has been increased public attention directed at the beverage alcohol industry, which the Company believes is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers. If there are adverse developments in these or similar lawsuits or there is a significant decline in the social acceptability of beverage alcohol products that results from these lawsuits, the Company’s business could be materially adversely affected.

The Company depends upon its trademarks and proprietary rights, and any failure to protect its intellectual property rights or any claims that the Company is infringing upon the rights of others may adversely affect the Company's competitive position.

      The Company’s ability to protect its current and future brands and products and to defend its intellectual property rights is essential to the Company’s future success. The Company has been granted numerous trademark registrations covering its brands and products and has filed, and expects to continue to file, trademark applications seeking to protect newly-developed brands and products. The Company cannot be sure that trademark registrations will be issued with respect to any of its trademark applications. There is also a risk that trademark registrations may not be timely renewed or that the Company's competitors will challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, the Company.

Contamination or other circumstances could harm the integrity or customer support for the Company’s brands and adversely affect the sales of those products.

      The success of the Company’s brands depends upon the positive image that consumers have of those brands, and contamination, whether arising accidentally, or through deliberate third-party action, or other events that harm the integrity or consumer support for those brands, could adversely affect their sales. Contaminants in raw materials purchased from third parties and used in the production of the Company’s wine and spirits products or defects in the distillation or fermentation process could lead to low beverage quality as well as illness among, or injury to, consumers of the Company’s products and may result in reduced sales of the affected brand or all of the Company’s brands. Also, to the extent that third parties sell products which are either counterfeit versions of the Company’s brands or brands that look like the Company’s brands, consumers of the Company’s brands could confuse the Company’s products with products that they consider inferior. This could cause them to refrain from purchasing the Company’s brands in the future and in turn could impair brand equity and adversely affect the Company’s sales and operations.

__________________________

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company, as a result of its global operating and financing activities, is exposed to market risk associated with changes in foreign currency exchange rates and interest rates. To manage the volatility relating to these risks, the Company periodically purchases and/or sells derivative instruments including foreign currency exchange contracts and interest rate swap agreements. The Company uses derivative instruments solely to reduce the financial impact of these risks and does not use derivative instruments for trading purposes.

Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of February 28, 2005, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of February 28, 2005, and February 29, 2004, the Company had outstanding foreign exchange derivative instruments with a notional value of $601.6 million and $735.8 million, respectively. Approximately 63% of the Company’s total exposures were hedged as of February 28, 2005. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 28, 2005, and February 29, 2004, the fair value of open foreign exchange contracts would have been decreased by $65.2 million and $72.4 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,088.1 million and $1,321.8 million as of February 28, 2005, and February 29, 2004, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2005, and February 29, 2004, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $37.0 million and $52.9 million, respectively.

As of February 28, 2005, the Company had outstanding five-year interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. A hypothetical 1% increase from prevailing interest rates as of February 28, 2005 would have increased the fair value of the interest rate swaps by $53.1 million. As of February 29, 2004, the Company had no interest rate swap agreements outstanding.

In addition to the $1,088.1 million and $1,321.8 million estimated fair value of fixed rate debt outstanding as of February 28, 2005, and February 29, 2004, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of February 28, 2005, and February 29, 2004, of $2,302.7 million and $861.8 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of February 28, 2005 and February 29, 2004 is $23.0 million and $7.4 million, respectively.

Item 8.    Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2005

The following information is presented in this Annual Report on Form 10-K:

Consolidated Statements of Income for the years ended February 28, 2005,
February 29, 2004, and February 28, 2003....................................................     50
Consolidated Statements of Changes in Stockholders’ Equity for the years ended
February 28, 2005, February 29, 2004, and February 28, 2003.....................     51
Consolidated Statements of Cash Flows for the years ended February 28, 2005,

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
May 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Constellation Brands, Inc. maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Constellation Brands, Inc. maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Constellation Brands, Inc. acquired The Robert Mondavi Corporation on December 22, 2004, and management excluded from its assessment of the effectiveness of Constellation Brands, Inc.’s internal control  over  financial reporting as of February 28, 2005,  The  Robert  Mondavi Corporation’s internal control over  financial reporting  associated  with assets,  net sales  and income before income taxes comprising 23.6%, 2.1% and 0.6% of the consolidated total assets, net sales and income before income taxes of the Company as of and for the year ended February 28, 2005. Our audit of internal control over financial reporting of Constellation Brands, Inc. also excluded an evaluation of the internal control over financial reporting of The Robert Mondavi Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2005, and our report dated May 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
May 16, 2005

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of February 28, 2005. This evaluation excluded the internal control over financial reporting of The Robert Mondavi Corporation (“Robert Mondavi”), which the Company acquired on December 22, 2004. Management did not have adequate time to gather sufficient evidence about the design and operating effectiveness of internal control over financial reporting for Robert Mondavi from the date of acquisition through February 28, 2005; therefore, Management was not able to perform an evaluation with respect to the effectiveness of internal control over financial reporting for Robert Mondavi. As of February 28, 2005, the assets, net sales, and income before income taxes of Robert Mondavi comprised 23.6%, 2.1%, and 0.6% of the consolidated total assets, net sales, and income before income taxes of the Company.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	February 28,	February 29,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash investments	$17,635	$37,136
Accounts receivable, net	849,642	635,910
Inventories	1,607,735	1,261,378
Prepaid expenses and other	259,023	137,047
Total current assets	2,734,035	2,071,471
PROPERTY, PLANT AND EQUIPMENT, net	1,596,367	1,097,362
GOODWILL	2,182,669	1,540,637
INTANGIBLE ASSETS, net	945,650	744,978
OTHER ASSETS, net	345,451	104,225
Total assets	$7,804,172	$5,558,673

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$16,475	$1,792
Current maturities of long-term debt	68,094	267,245
Accounts payable	345,254	270,291
Accrued excise taxes	74,356	48,465
Other accrued expenses and liabilities	633,908	442,009
Total current liabilities	1,138,087	1,029,802
LONG-TERM DEBT, less current maturities	3,204,707	1,778,853
DEFERRED INCOME TAXES	389,886	187,410
OTHER LIABILITIES	291,579	184,989
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at February 28, 2005, and February 29, 2004 (Aggregate liquidation preference of $172,951 at February 28, 2005)	2	2
Class A Common Stock, $.01 par value- Authorized, 275,000,000 shares; Issued, 199,885,616 shares at February 28, 2005, and 194,300,438 shares at February 29, 2004	1,999	1,943
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,966,060 shares at February 28, 2005, and 29,129,260 shares at February 29, 2004	289	291
Additional paid-in capital	1,097,177	1,022,931
Retained earnings	1,276,853	1,010,193
Accumulated other comprehensive income	431,843	372,302
	2,808,163	2,407,662
Less-Treasury stock-
Class A Common Stock, 4,823,650 shares at February 28, 2005, and 5,167,216 shares at February 29, 2004, at cost	(25,984)	(27,786)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2005, and February 29, 2004, at cost	(2,207)	(2,207)
	(28,191)	(29,993)
Less-Unearned compensation-restricted stock awards	(59)	(50)
Total stockholders' equity	2,779,913	2,377,619
Total liabilities and stockholders' equity	$7,804,172	$5,558,673

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended
	February 28,	February 29,	February 28,
	2005	2004	2003

SALES	$5,139,863	$4,469,270	$3,583,082
Less - Excise taxes	(1,052,225)	(916,841)	(851,470)
Net sales	4,087,638	3,552,429	2,731,612
COST OF PRODUCT SOLD	(2,947,049)	(2,576,641)	(1,970,897)
Gross profit	1,140,589	975,788	760,715
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(555,694)	(457,277)	(350,993)
ACQUISITION-RELATED INTEGRATION COSTS	(9,421)	-	-
RESTRUCTURING AND RELATED CHARGES	(7,578)	(31,154)	(4,764)
Operating income	567,896	487,357	404,958
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	1,181	23,129
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	1,753	542	12,236
INTEREST EXPENSE, net	(137,675)	(144,683)	(105,387)
Income before income taxes	431,974	344,397	334,936
PROVISION FOR INCOME TAXES	(155,510)	(123,983)	(131,630)
NET INCOME	276,464	220,414	203,306
Dividends on preferred stock	(9,804)	(5,746)	-
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$266,660	$214,668	$203,306

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.25	$1.08	$1.15
Basic - Class B Common Stock	$1.14	$0.98	$1.04
Diluted	$1.19	$1.03	$1.10

Weighted average common shares outstanding:
Basic - Class A Common Stock	191,489	177,267	155,533
Basic - Class B Common Stock	24,043	24,137	24,179
Diluted	233,060	213,897	185,493

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Unearned
	Stock	Class A	Class B	Capital	Earnings	(Loss) Income	Stock	Compensation	Total
BALANCE, February 28, 2002	$-	$1,586	$292	$430,277	$592,219	$(35,222)	$(33,366)	$(50)	$955,736
Comprehensive income:
Net income for Fiscal 2003	-	-	-	-	203,306	-	-	-	203,306
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	-	-	-	-	-	18,521	-	-	18,521
Reclassification adjustments for net derivative gains, net of tax effect of $13	-	-	-	-	-	(21)	-	-	(21)
Minimum pension liability adjustment, net of tax effect of $18,681	-	-	-	-	-	(42,535)	-	-	(42,535)
Other comprehensive loss, net of tax									(24,035)
Comprehensive income									179,271
Conversion of 59,800 Class B Convertible Common shares to Class A Common shares	-	1	(1)	-	-	-	-	-	-
Exercise of 4,192,122 Class A stock options	-	42	-	28,127	-	-	-	-	28,169
Employee stock purchases of 278,124 treasury shares	-	-	-	1,410	-	-	1,475	-	2,885
Issuance of 14,160 restricted Class A Common shares	-	-	-	127	-	-	74	(201)	-
Amortization of unearned restricted stock compensation	-	-	-	-	-	-	-	100	100
Tax benefit on Class A stock options exercised	-	-	-	8,440	-	-	-	-	8,440
Tax benefit on disposition of employee stock purchases	-	-	-	74	-	-	-	-	74
Other	-	-	-	309	-	-	-	-	309

BALANCE, February 28, 2003	-	1,629	291	468,764	795,525	(59,257)	(31,817)	(151)	1,174,984
Comprehensive income:
Net income for Fiscal 2004	-	-	-	-	220,414	-	-	-	220,414
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $6,254	-	-	-	-	-	410,694	-	-	410,694
Unrealized gain (loss) on cash flow hedges:
Net derivative gains, net of tax effect of $15,714	-	-	-	-	-	38,199	-	-	38,199
Reclassification adjustments, net of tax effect of $507	-	-	-	-	-	(1,250)	-	-	(1,250)
Net gain recognized in other comprehensive income									36,949
Unrealized loss on marketable equity securities, net of tax effect of $185	-	-	-	-	-	(432)	-	-	(432)
Minimum pension liability adjustment, net of tax effect of $6,888	-	-	-	-	-	(15,652)	-	-	(15,652)
Other comprehensive income, net of tax									431,559
Comprehensive income									651,973
Conversion of 27,720 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-	-	-
Exercise of 5,224,622 Class A stock options	-	52	-	36,183	-	-	-	-	36,235
Employee stock purchases of 331,552 treasury shares	-	-	-	1,658	-	-	1,824	-	3,482
Issuance of 19,600,000 Class A Common Shares	-	196	-	261,020	-	-	-	-	261,216
Issuance of 170,500 Preferred Shares	2	-	-	164,868	-	-	-	-	164,870
Dividend on Preferred Shares	-	-	-	-	(5,746)	-	-	-	(5,746)
Issuance of 6,577,826 Class A Common Shares in connection with Hardy Acquisition	-	66	-	77,177	-	-	-	-	77,243
Amortization of unearned restricted stock compensation	-	-	-	-	-	-	-	101	101
Tax benefit on Class A stock options exercised	-	-	-	13,029	-	-	-	-	13,029
Tax benefit on disposition of employee stock purchases	-	-	-	82	-	-	-	-	82
Other	-	-	-	150	-	-	-	-	150

BALANCE, February 29, 2004	2	1,943	291	1,022,931	1,010,193	372,302	(29,993)	(50)	2,377,619
Comprehensive income:
Net income for Fiscal 2005	-	-	-	-	276,464	-	-	-	276,464
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $11,312	-	-	-	-	-	79,977	-	-	79,977
Unrealized gain (loss) on cash flow hedges:
Net derivative gains, net of tax effect of $2,749	-	-	-	-	-	2,150	-	-	2,150
Reclassification adjustments, net of tax effect of $575	-	-	-	-	-	(1,783)	-	-	(1,783)
Net gain recognized in other comprehensive income									367
Unrealized gain (loss) on marketable equity securities:
Unrealized loss on marketable equity securities, net of tax effect of $18	-	-	-	-	-	(42)	-	-	(42)
Reclassification adjustments, net of tax effect of $203	-	-	-	-	-	(474)	-	-	(472)
Net gain recognized in other comprehensive income									432
Minimum pension liability adjustment, net of tax effect of $8,641	-	-	-	-	-	(21,235)	-	-	(21,235)
Other comprehensive income, net of tax									59,541
Comprehensive income									336,005
Conversion of 163,200 Class B Convertible Common shares to Class A Common shares	-	2	(2)	-	-	-	-	-	-
Exercise of 5,421,978 Class A stock options	-	54	-	48,345	-	-	-	-	48,399
Employee stock purchases of 348,270 treasury shares	-	-	-	2,728	-	-	1,962	-	4,690
Dividend on Preferred Shares	-	-	-	-	(9,804)	-	-	-	(9,804)
Issuance of 5,330 restricted Class A Common shares	-	-	-	71	-	-	30	(101)	-
Amortization of unearned restricted stock compensation	-	-	-	-	-	-	-	92	92
Tax benefit on Class A stock options exercised	-	-	-	22,963	-	-	-	-	22,963
Tax benefit on disposition of employee stock purchases	-	-	-	122	-	-	-	-	122
Other	-	-	-	17	-	-	(190)	-	(173)

BALANCE, February 28, 2005	$2	$1,999	$289	$1,097,177	$1,276,853	$431,843	$(28,191)	$(59)	$2,779,913

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	February 28,	February 29,	February 28,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$276,464	$220,414	$203,306

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	93,139	80,079	54,147
Deferred tax provision	48,274	31,398	21,050
Noncash portion of loss on extinguishment of debt	23,181	800	-
Amortization of intangible and other assets	10,516	21,875	5,942
Loss on disposal of assets and asset impairment charges	2,442	5,127	7,263
Stock-based compensation expense	109	233	100
Amortization of discount on long-term debt	72	93	60
Equity in earnings of equity method investees	(1,753)	(542)	(12,236)
Gain on change in fair value of derivative instruments	-	(1,181)	(23,129)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(100,280)	(63,036)	6,164
Inventories	(74,466)	96,051	(40,676)
Prepaid expenses and other current assets	(8,100)	2,192	(11,612)
Accounts payable	11,388	(61,647)	10,135
Accrued excise taxes	25,405	7,658	(25,029)
Other accrued expenses and liabilities	11,607	11,417	42,882
Other, net	2,702	(10,624)	(2,314)
Total adjustments	44,236	119,893	32,747
Net cash provided by operating activities	320,700	340,307	236,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(1,052,471)	(1,069,470)	-
Purchases of property, plant and equipment	(119,664)	(105,094)	(71,575)
Investment in equity method investee	(86,121)	-	-
Payment of accrued earn-out amount	(2,618)	(2,035)	(1,674)
Proceeds from sale of marketable equity securities	14,359	849	-
Proceeds from sale of assets	13,771	13,449	1,288
Proceeds from sale of equity method investment	9,884	-	-
Proceeds from sale of business	-	3,814	-
Net cash used in investing activities	(1,222,860)	(1,158,487)	(71,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,400,000	1,600,000	10,000
Exercise of employee stock options	48,241	36,017	28,706
Proceeds from employee stock purchases	4,690	3,481	2,885
Principal payments of long-term debt	(1,488,686)	(1,282,274)	(151,134)
Net repayment of notes payable	(45,858)	(1,113)	(51,921)
Payment of issuance costs of long-term debt	(24,403)	(33,748)	(20)
Payment of preferred stock dividends	(9,804)	(3,295)	-
Proceeds from equity offerings, net of fees	-	426,086	-
Net cash provided by (used in) financing activities	884,180	745,154	(161,484)

Effect of exchange rate changes on cash and cash investments	(1,521)	96,352	2,241

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(19,501)	23,326	4,849
CASH AND CASH INVESTMENTS, beginning of year	37,136	13,810	8,961
CASH AND CASH INVESTMENTS, end of year	$17,635	$37,136	$13,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$124,899	$137,359	$103,161
Income taxes	$83,675	$76,990	$67,187

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$1,938,035	$1,776,064	$-
Liabilities assumed	(878,134)	(621,578)	-
Net assets acquired	1,059,901	1,154,486	-
Less - stock issuance	-	(77,243)	-
Less - direct acquisition costs accrued or previously paid	(985)	(5,939)	-
Less - cash acquired	(6,445)	(1,834)	-
Net cash paid for purchases of businesses	$1,052,471	$1,069,470	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business -
Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, imported beer and spirits categories. The Company has the largest wine business in the world and is a leading multi-category supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom (“U.K.”). In North America, the Company distributes its products through wholesale distributors. In Australia, the Company distributes its products directly to off-premise accounts, such as major retail chains, on-premise accounts, such as hotels and restaurants, and large wholesalers. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers. Through the Company’s U.K. wholesale business, the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants.

Principles of consolidation -
The consolidated financial statements of the Company include the accounts of Constellation Brands, Inc. and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

Management’s use of estimates -
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

Selling, general and administrative expenses -
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2005, and February 29, 2004, were not material. Advertising expense for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, was $129.9 million, $116.1 million and $89.6 million, respectively.

Foreign currency translation -
The “functional currency” for translating the accounts of the Company’s operations outside the U.S. is the local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The Company engages in foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries. Aggregate foreign currency transaction gains were $5.3 million and $16.6 million for the years ended February 28, 2005, and February 29, 2004, respectively. Aggregate foreign currency transaction gains were not material for the year ended February 28, 2003.

Cash investments -
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 28, 2005, and February 29, 2004, are not significant.

Allowance for doubtful accounts -
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $16.3 million and $16.2 million as of February 28, 2005, and February 29, 2004, respectively.

Fair value of financial instruments -
To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2005		February 29, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
Assets:
Cash and cash investments	$17,635	$17,635	$37,136	$37,136
Accounts receivable	$849,642	$849,642	$635,910	$635,910
Investment in marketable equity securities	$-	$-	$14,819	$14,819
Currency forward contracts	$45,606	$45,606	$69,993	$69,993
Interest rate swap contracts	$14,684	$14,684	$-	$-

Liabilities:
Notes payable to banks	$16,475	$16,475	$1,792	$1,792
Accounts payable	$345,254	$345,254	$270,291	$270,291
Long-term debt, including current portion	$3,272,801	$3,374,337	$2,046,098	$2,181,782
Currency forward contracts	$2,061	$2,061	$1,839	$1,839

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
Interest rate swap contracts: The fair value is estimated based on quoted market prices.
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

      Derivative instruments -
As a multinational company, the Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect the Company’s results of operations and financial condition. The amount of volatility realized will vary based upon the effectiveness and level of derivative instruments outstanding during a particular period of time, as well as the currency and interest rate market movements during that same period.

      The Company enters into derivative instruments, including interest rate swaps, foreign currency forwards, and/or purchased foreign currency options to manage interest rate and foreign currency risks. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities. As of February 28, 2005, and February 29, 2004, the Company had foreign exchange contracts outstanding with a notional value of $601.6 million and $735.8 million, respectively. As of February 28, 2005, the Company had interest rate swap agreements outstanding with a notional value of $1,200.0 million. The Company did not have any interest rate swap agreements outstanding as of February 29, 2004. Subsequent to February 28, 2005, the Company monetized the value of the interest rate swaps by replacing them with new swaps which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%.

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

      Certain of the Company’s derivative instruments do not qualify for SFAS No. 133 hedge accounting treatment; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. The Company’s derivative policy permits the use of non-SFAS No. 133 hedging when the hedging instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. Under these circumstances, the mark to fair value is reported currently through earnings. Furthermore, when it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (1) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

Cash flow hedges:
The Company is exposed to fluctuations in foreign currency cash flows in connection with sales to third parties, intercompany sales, available for sale securities and intercompany loans and interest payments. Forward and option contracts are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates. Derivatives used to manage cash flow exposures generally mature within 36 months or less, with a maximum maturity of five years.

The Company records the fair value of its foreign exchange contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized in the Company’s Consolidated Statement of Income in the same period in which the underlying hedged items are recognized, and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be perfectly effective in offsetting the change in the value of the hedged item, the amount related to the ineffective portion of this derivative instrument is immediately recognized in the Company’s Consolidated Statement of Income.

The Company expects $14.3 million of net gains to be reclassified from AOCI to earnings within the next 12 months. The amount of hedge ineffectiveness associated with the Company’s designated cash flow hedge instruments recognized in the Company’s Consolidated Statements of Income during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, was immaterial. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In addition, the amount of net gains reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period was immaterial for the years ended February 28, 2005, February 29, 2004, and February 28, 2003.

      Fair value hedges:
Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items.

The Company is exposed to fluctuations in the value of foreign currency denominated receivables and payables, foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to repatriation of those loans/investments. Forward contracts, generally less than 12 months in duration, are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates. Gains and losses on the derivative instruments used to hedge the foreign exchange volatility associated with foreign currency dominated receivables and payables is recorded within selling, general and administrative expenses.

The amount of hedge ineffectiveness associated with the Company’s designated fair value hedge instruments recognized in the Company’s Consolidated Statements of Income during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, was immaterial. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. There were no gains or losses recognized in earnings resulting from a hedged firm commitment no longer qualifying as a fair value hedge.

Net investment hedges:
Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures resulting from its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Gains and losses on these instruments are recorded as foreign currency translation adjustment in AOCI. Currently, the Company has designated the Sterling Senior Notes and the Sterling Series C Senior Notes (as defined in Note 9) totaling £155.0 million aggregate principal amount as a hedge against the net investment in the Company’s U.K. subsidiary. For the years ended February 28, 2005, February 29, 2004, and February 28, 2003, net losses of $8.1 million, $45.9 million and $24.0 million, respectively, are included in foreign currency translation adjustments within AOCI.

Counterparty credit risk:
Counterparty risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with our counterparties that allow netting of certain exposures in order to manage this risk. All of the Company’s counterpart exposures are with counterparts that have investment grade ratings. The Company has procedures to monitor the credit exposure for both mark to market and future potential exposures.

Inventories -
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28, 2005	February 29, 2004
(in thousands)
Raw materials and supplies	$71,562	$49,633
In-process inventories	957,567	803,200
Finished case goods	578,606	408,545
	$1,607,735	$1,261,378

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

The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which would result in additional expense to the Company and affect its results of operations.

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

Goodwill and other intangible assets -
Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Additionally, in the year of adoption, a transitional impairment test is also required. The Company uses December 31 as its annual impairment test measurement date. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are also subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company’s trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which did not require modification as a result of adopting SFAS No. 142. Nonamortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142 and amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144 (as defined below). Note 6 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts. No instances of impairment were noted on the Company’s goodwill and other intangible assets for the years ended February 28, 2005, February 29, 2004, and February 28, 2003.

Other assets -
Other assets include the following: (i) deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (ii) derivative assets which are stated at fair value (see discussion above); (iii) investments in marketable securities which are stated at fair value (see Note 7); and (iv) investments in equity method investees which are carried under the equity method of accounting (see Note 7).

Long-lived assets impairment -
In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Pursuant to this policy and in connection with the restructuring plan of the Constellation Wines segment (see Note 19), the Company recorded losses of $2.1 million on the disposal of certain property, plant and equipment during the year ended February 29, 2004. These losses are included in restructuring and related charges on the Company’s Consolidated Statements of Income as they are part of the restructuring plan.

During the year ended February 28, 2003, the Company recorded an asset impairment charge of $4.8 million in connection with two of the production facilities disposed of during the year ended February 29, 2004, under the Constellation Wines segment’s restructuring plan. One of the facilities, which was held and used prior to its sale in the fourth quarter of fiscal 2004, was written down to its appraised value and comprised most of the impairment charge. The other facility, which was held for sale during the year ended February 29, 2004, was written down to a value based on the Company’s estimate of salvage value. These assets were sold in the second quarter of fiscal 2004. This impairment charge is included in restructuring and related charges on the Company’s Consolidated Statements of Income since it is part of the realignment of its business operations. The impaired assets consist primarily of buildings, machinery and equipment located at the two production facilities. The charge resulted from the determination that the assets’ undiscounted future cash flows were less than their carrying values.

Income taxes -
The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

Environmental -
Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2005, and February 29, 2004.

Earnings per common share -
Effective June 1, 2004, the Company adopted EITF Issue No. 03-6 (“EITF No. 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF No. 03-6 clarifies what is meant by a “participating security,” provides guidance on applying the two-class method for computing earnings per share, and requires affected companies to retroactively restate earnings per share amounts for all periods presented.

The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Therefore, under EITF No. 03-6, the Class B Convertible Common Stock is considered a participating security requiring the use of the two-class method for the computation of net income per share - basic, rather than the if-converted method as previously used. In addition, the shares of Class B Convertible Common Stock are considered to be participating convertible securities since the shares of Class B Convertible Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock. Earnings per share - basic reflects the application of EITF No. 03-6 and has been computed using the two-class method for all periods presented. Earnings per share - diluted continues to be computed using the if-converted method (see Note 16).

Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock (as defined in Note 15) using the “if converted” method.

Common stock splits -
During April 2005, the Board of Directors approved two-for-one stock splits of the Company’s Class A Common Stock and Class B Convertible Common Stock, which will be distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Share and per share amounts have been retroactively restated to give effect to the common stock splits.

Stock-based employee compensation plans -
As of February 28, 2005, the Company has four stock-based employee compensation plans, which are described more fully in Note 15. The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended. (See Note 22 for additional discussion regarding Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which will become effective for the Company beginning March 1, 2006.). Options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company’s stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
(in thousands, except per share data)
Net income, as reported	$276,464	$220,414	$203,306
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	69	160	248
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,461)	(16,582)	(13,695)
Pro forma net income	$243,072	$203,992	$189,859

Earnings per common share - basic:
Class A Common Stock, as reported	$1.25	$1.08	$1.15
Class B Convertible Common Stock, as reported	$1.14	$0.98	$1.04

Class A Common Stock, pro forma	$1.09	$1.00	$1.07
Class B Convertible Common Stock, pro forma	$0.99	$0.90	$0.97

Earnings per common share - diluted, as reported	$1.19	$1.03	$1.10
Earnings per common share - diluted, pro forma	$1.04	$0.95	$1.02

2.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (“FIN No. 46(R)”), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”. FIN No. 46(R) supersedes FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. FIN No. 46(R) retains many of the basic concepts introduced in FIN No. 46; however, it also introduces a new scope exception for certain types of entities that qualify as a business as defined in FIN No. 46(R) and revises the method of calculating expected losses and residual returns for determination of primary beneficiaries, including new guidance for assessing variable interests. The adoption of FIN No. 46(R) did not have a material impact on the Company’s consolidated financial statements.

As discussed in Note 1, effective June 1, 2004, the Company adopted EITF No. 03-6, which provides guidance on applying the two-class method for computing earnings per share, and requires affected companies to retroactively restate earnings per share amounts for all periods presented (see Note 16).

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 132 (revised 2003) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132(R) supersedes Statement of Financial Accounting Standards No. 132 (“SFAS No. 132”), by revising employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) requires additional disclosures to those in SFAS No. 132 regarding the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board Opinion No. 28 (“APB Opinion No. 28”), “Interim Financial Reporting,” to require additional disclosures for interim periods. The Company had adopted certain of the annual disclosure provisions of SFAS No. 132(R), primarily those related to its U.S. postretirement plan, for the year ended February 29, 2004. In addition, the Company had adopted the interim disclosure provisions of SFAS No. 132(R) for its interim reporting during the year ended February 28, 2005. The Company has completed its adoption of the remaining annual disclosure provisions, primarily those related to its foreign plans, for the year ended February 28, 2005.

3.   ACQUISITIONS:

Acquisition of Robert Mondavi -
On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. In connection with the production of its products, Robert Mondavi owns, operates and has an interest in certain wineries and controls certain vineyards. Robert Mondavi produces, markets and sells premium, super premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. Woodbridge and Robert Mondavi Private Selection are the leading premium and super-premium wine brands by volume, respectively, in the United States.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of Robert Mondavi’s sales are generated in the United States. The Company intends to leverage the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure.

The Company and Robert Mondavi have complementary businesses that share a common growth orientation and operating philosophy. The Robert Mondavi acquisition provides the Company with a greater presence in the fine wine sector within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom, United States and other wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company expects to incur direct acquisition costs of $11.2 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined in Note 9). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Robert Mondavi, including the factors described above, as well as an estimated benefit from operating cost synergies.

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and have been included in the Consolidated Statement of Income since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Robert Mondavi acquisition at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets and liabilities, and refining its restructuring plan which is under development and will be finalized during the Company’s year ending February 28, 2006 (see Note 19). Accordingly, the allocation of the purchase price is subject to refinement. Estimated fair values at December 22, 2004, are as follows:

(in thousands)
Current assets	$494,788
Property, plant and equipment	452,902
Other assets	178,823
Trademarks	186,000
Goodwill	590,459
Total assets acquired	1,902,972

Current liabilities	309,051
Long-term liabilities	552,060
Total liabilities acquired	861,111

Net assets acquired	$1,041,861

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has classified certain assets as held for sale as of February 28, 2005. The Company expects to sell these assets during the year ended February 28, 2006, for net proceeds of approximately $150 million to $175 million. No gain or loss is expected to be recognized upon the sale of these assets.

Hardy Acquisition -
On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited (“Hardy”), and on April 9, 2003, the Company completed its acquisition of all of Hardy’s outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC (“PWP”), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the “Hardy Acquisition.” Through this acquisition, the Company acquired one of Australia’s largest wine producers with interests in wineries and vineyards in most of Australia’s major wine regions as well as New Zealand and the United States and Hardy’s marketing and sales operations in the United Kingdom.

Total consideration paid in cash and Class A Common Stock to the Hardy shareholders was $1,137.4 million. Additionally, the Company recorded direct acquisition costs of $17.2 million. The acquisition date for accounting purposes is March 27, 2003. The Company has recorded a $1.6 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. This charge is included as interest expense in the Consolidated Statement of Income for the year ended February 29, 2004. The cash portion of the purchase price paid to the Hardy shareholders and optionholders ($1,060.2 million) was financed with $660.2 million of borrowings under the Company’s then existing credit agreement and $400.0 million of borrowings under the Company’s then existing bridge loan agreement. Additionally, the Company issued 6,577,826 shares of the Company’s Class A Common Stock, which were valued at $77.2 million based on the simple average of the closing market price of the Company’s Class A Common Stock beginning two days before and ending two days after April 4, 2003, the day the Hardy shareholders elected the form of consideration they wished to receive. The purchase price was based primarily on a discounted cash flow analysis that contemplated, among other things, the value of a broader geographic distribution in strategic international markets and a presence in the important Australian winemaking regions. The Company and Hardy have complementary businesses that share a common growth orientation and operating philosophy. The Hardy Acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The purchase price and resulting goodwill were primarily based on the growth opportunities of the brand portfolio of Hardy. In particular, the Company believes there are growth opportunities for Australian wines in the United Kingdom, United States and other wine markets. This acquisition supports the Company’s strategy of driving long-term growth and positions the Company to capitalize on the growth opportunities in “new world” wine markets.

The results of operations of Hardy and PWP are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the accounting acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Hardy Acquisition at March 27, 2003, as adjusted for the final appraisal:

(in thousands)
Current assets	$557,128
Property, plant and equipment	332,125
Other assets	30,135
Trademarks	263,120
Goodwill	613,608
Total assets acquired	1,796,116

Current liabilities	311,138
Long-term liabilities	331,954
Total liabilities acquired	643,092

Net assets acquired	$1,153,024

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended February 28, 2005, and February 29, 2004, respectively. The unaudited pro forma results of operations for the years ended February 28, 2005, and February 29, 2004, give effect to the Robert Mondavi acquisition as if it occurred on March 1, 2003. The unaudited pro forma results of operations for the year ended February 29, 2004, do not give effect to the Hardy Acquisition as if it occurred on March 1, 2003, as it is not significant. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the year ended February 29, 2004, do not reflect total pretax nonrecurring charges of $21.9 million ($0.07 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Robert Mondavi prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Years Ended
	February 28, 2005	February 29, 2004
(in thousands, except per share data)
Net sales	$4,479,603	$4,017,436
Income before income taxes	$384,787	$375,179
Net income	$247,872	$239,864
Income available to common stockholders	$238,068	$234,118

Earnings per common share - basic:
Class A Common Stock	$1.12	$1.18
Class B Common Stock	$1.01	$1.07
Earnings per common share - diluted	$1.06	$1.12

Weighted average common shares outstanding - basic:
Class A Common Stock	191,489	177,267
Class B Common Stock	24,043	24,137
Weighted average common shares outstanding - diluted:	233,060	213,897

4.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2005	February 29, 2004
(in thousands)
Land and land improvements	$317,835	$159,695
Vineyards	227,111	118,793
Buildings and improvements	367,544	287,326
Machinery and equipment	1,029,297	809,942
Motor vehicles	19,351	13,714
Construction in progress	63,776	59,663
	2,024,914	1,449,133
Less - Accumulated depreciation	(428,547)	(351,771)
	$1,596,367	$1,097,362

5.   GOODWILL:

The changes in the carrying amount of goodwill for the year ended February 28, 2005, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in thousands)
Balance, February 29, 2004	$1,407,350	$133,287	$1,540,637
Purchase accounting allocations	594,960	17,073	612,033
Foreign currency translation adjustments	26,007	1,065	27,072
Purchase price earn-out	2,927	-	2,927
Balance, February 28, 2005	$2,031,244	$151,425	$2,182,669

The Constellation Wines purchase accounting allocations of goodwill totaling $595.0 million consist of $590.5 million of goodwill resulting from the Robert Mondavi acquisition and $6.9 million of goodwill resulting from the acquisition of the remaining 50% of an immaterial joint venture, partially offset by final purchase accounting allocations associated with the Hardy Acquisition. The Constellation Beers and Spirits purchase accounting allocations of goodwill totaling $17.1 million consist of goodwill resulting from the consolidation of a newly formed joint venture entity in accordance with the provisions of FIN No. 46(R) (see Note 2).

6.    INTANGIBLE ASSETS:

The major components of intangible assets are:

	February 28, 2005		February 29, 2004
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in thousands)
Amortizable intangible assets:
Distributor relationships	$3,700	$3,679	$-	$-
Distribution agreements	12,884	1,666	12,883	4,455
Other	5,230	1,229	4,021	64
Total	$21,814	6,574	$16,904	4,519

Nonamortizable intangible assets:
Trademarks		920,664		722,047
Agency relationships		18,412		18,412
Total		939,076		740,459
Total intangible assets		$945,650		$744,978

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.8 million, $2.6 million, and $2.2 million for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:
(in thousands)
2006	$1,683
2007	$705
2008	$390
2009	$377
2010	$355
Thereafter	$3,064

7.    OTHER ASSETS:

The major components of other assets are as follows:

	February 28, 2005	February 29, 2004
(in thousands)
Investment in equity method investees	$259,181	$8,412
Deferred financing costs	34,827	54,186
Derivative assets	23,147	41,517
Investment in marketable equity security	-	14,819
Other	37,688	7,580
	354,843	126,514
Less - Accumulated amortization	(9,392)	(22,289)
	$345,451	$104,225

In connection with the Hardy Acquisition and the Robert Mondavi acquisition, the Company acquired several investments which are being accounted for under the equity method. The primary investments consist of 50% owned joint venture arrangements and consist of Opus One and Ornellaia. The percentage of ownership of the remaining investments ranges from 20% to 50%. The Company is in the process of obtaining third party valuations of the investments acquired as part of the Robert Mondavi acquisition; thus certain of the investment balances are subject to refinement.

In addition, on December 3, 2004, the Company purchased a 40 percent interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for a preliminary purchase price of $86.1 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. As of February 1, 2005, the Company’s Constellation Wines segment began distribution of Ruffino’s products in the U.S. Amounts related to this distribution agreement were not material as of February 28, 2005. This investment is also being accounted for under the equity method.

During the year ended February 28, 2005, the Company sold its available-for-sale marketable equity security for cash proceeds of $14.4 million resulting in a gross realized loss of $0.7 million. The Company uses the average cost method as its basis on which cost is determined in computing realized gains or losses.

Amortization expense for other assets was included in selling, general and administrative expenses and was $7.7 million, $19.3 million, and $3.7 million for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively. Amortization expense for the year ended February 29, 2004, included $7.9 million related to amortization of the deferred financing costs associated with the Company’s then existing bridge loan agreement. As of February 29, 2004, the deferred financing costs associated with the Company’s then existing bridge loan agreement were fully amortized.

8.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2005	February 29, 2004
(in thousands)
Advertising and promotions	$193,353	$132,821
Adverse grape contracts (Note 14)	66,737	40,105
Salaries and commissions	63,367	50,097
Income taxes payable	59,754	57,065
Other	250,697	161,921
	$633,908	$442,009

9.   BORROWINGS:

Borrowings consist of the following:

	February 28, 2005			February 29, 2004
	Current	Long-term	Total	Total
(in thousands)
Notes Payable to Banks:
Senior Credit Facility -
Revolving Credit Loans	$14,000	$-	$14,000	$-
Other	2,475	-	2,475	1,792
	$16,475	$-	$16,475	$1,792

Long-term Debt:
Senior Credit Facility - Term Loans	$60,000	$2,220,500	$2,280,500	$860,000
Senior Notes	-	697,297	697,297	689,099
Senior Subordinated Notes	-	250,000	250,000	450,000
Other Long-term Debt	8,094	36,910	45,004	46,999
	$68,094	$3,204,707	$3,272,801	$2,046,098

Senior credit facility -
In connection with the acquisition of Robert Mondavi, on December 22, 2004, the Company and its U.S. subsidiaries (excluding certain inactive subsidiaries), together with certain of its subsidiaries organized in foreign jurisdictions, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2004 Credit Agreement”). The 2004 Credit Agreement provides for aggregate credit facilities of $2.9 billion, consisting of a $600.0 million tranche A term loan facility due in November 2010, a $1.8 billion tranche B term loan facility due in November 2011, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $60.0 million) which terminates in December 2010. Proceeds of the 2004 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the cash consideration payable in connection with its acquisition of Robert Mondavi, and to pay certain obligations of Robert Mondavi, including indebtedness outstanding under its bank facility and unsecured notes of $355.4 million. The Company uses the remaining availability under the 2004 Credit Agreement to fund its working capital needs on an as needed basis. In connection with entering into the 2004 Credit Agreement, the Company recorded a charge during the year ended February 28, 2005, of $21.4 million in selling, general and administrative expenses for the write-off of bank fees related to the repayment of the Company’s prior senior credit facility.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of February 28, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$60,000	$-	$60,000
2007	67,500	17,168	84,668
2008	97,500	17,168	114,668
2009	120,000	17,168	137,168
2010	127,500	17,168	144,668
Thereafter	112,500	1,626,828	1,739,328
	$585,000	$1,695,500	$2,280,500

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of February 28, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the LIBOR margin on the tranche B term loan facility is 1.75%.

      The Company’s obligations are guaranteed by its U.S. subsidiaries (excluding certain inactive subsidiaries) and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of February 28, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of February 28, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $585.0 million bearing a weighted average interest rate of 4.3%, tranche B term loans of $1,695.5 million bearing a weighted average interest rate of 4.4%, revolving loans of $14.0 million bearing a weighted average interest rate of 3.8%, undrawn revolving letters of credit of $36.7 million, and $449.3 million in revolving loans available to be drawn.

As of February 28, 2005, the Company had outstanding five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. Subsequent to February 28, 2005, the Company monetized the value of the interest rate swaps by replacing them with new swaps which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $176.0 million as of February 28, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2005, and February 28, 2004, amounts outstanding under the subsidiary credit arrangements were $34.0 million and $36.1 million, respectively.

Senior notes -
On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1. As of February 28, 2005, the Company had outstanding $200.0 million aggregate principal amount of August 1999 Senior Notes.

On November 17, 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2005, the Company had outstanding £1.0 million ($1.9 million) aggregate principal amount of Sterling Series B Senior Notes.

On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of £79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the “Sterling Series C Senior Notes”). Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. As of February 28, 2005, the Company had outstanding £154.0 million ($295.4 million, net of $0.5 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15. In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the “February 2001 Series B Senior Notes”) for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes. As of February 28, 2005, the Company had outstanding $200.0 million aggregate principal amount of February 2001 Series B Senior Notes.

The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate or adjusted Gilt rate plus 50 basis points. The senior notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. Certain of the Company’s significant operating subsidiaries guarantee the senior notes, on a senior basis.

Senior subordinated notes -
On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (“Senior Subordinated Notes”). The Senior Subordinated Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2004. On February 10, 2004, the Company issued a Notice of Redemption for its Senior Subordinated Notes. On March 11, 2004, the Senior Subordinated Notes were redeemed with proceeds from the revolving credit facility under the Company's then existing senior credit facility at 104.25% of par plus accrued interest. During the year ended February 28, 2005, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (“January 2002 Senior Subordinated Notes”). Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company’s significant operating subsidiaries.  As of February 28, 2005, the Company had outstanding $250.0 million aggregate principal amount of January 2002 Senior Subordinated Notes.

Trust Indentures -
The Company’s various Trust Indentures relating to the senior notes and senior subordinated notes contain certain covenants, including, but not limited to: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on dividends and other payment restrictions affecting subsidiaries; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge ratio requiring a specified minimum.

Debt payments -
Principal payments required under long-term debt obligations (excluding unamortized discount of $0.5 million) during the next five fiscal years and thereafter are as follows:

(in thousands)
2006	$68,094
2007	298,039
2008	321,707
2009	143,297
2010	450,952
Thereafter	1,991,169
$3,273,258

10.   INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
(in thousands)
Domestic	$357,444	$289,960	$294,557
Foreign	74,530	54,437	40,379
	$431,974	$344,397	$334,936

      The income tax provision consisted of the following:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
(in thousands)
Current:
Federal	$70,280	$68,125	$79,472
State	15,041	13,698	13,807
Foreign	21,915	14,116	17,301
Total current	107,236	95,939	110,580

Deferred:
Federal	52,030	18,843	16,290
State	4,507	6,180	2,502
Foreign	(8,263)	3,021	2,258
Total deferred	48,274	28,044	21,050

Income tax provision	$155,510	$123,983	$131,630

The foreign provision for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2005	February 29, 2004
(in thousands)
Deferred tax assets:
Inventory	$89,339	$23,347
Employee benefits	32,988	20,696
Net operating losses	37,846	15,477
Insurance accruals	5,190	5,682
Unrealized foreign exchange	21,006	(542)
Foreign tax credit	13,397	8,600
Other accruals	20,628	24,248
Gross deferred tax assets	220,394	97,508
Valuation allowances	(4,628)	(2,712)
Deferred tax assets, net	215,766	94,796

Deferred tax liabilities:
Property, plant and equipment	$(165,625)	$(96,059)
Intangible assets	(240,766)	(147,271)
Derivative instruments	(27,250)	(17,341)
Investment in equity method investees	(53,760)	-
Provision for unremitted earnings	(4,892)	(11,147)
Total deferred tax liabilities	(492,293)	(271,818)
Deferred tax liabilities, net	(276,527)	(177,022)
Less: Current deferred tax assets	98,744	10,388
Long-term deferred assets	21,808	-
Current deferred tax liability	(7,193)	-
Long-term deferred tax liabilities, net	$(389,886)	$(187,410)

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

Operating loss carryforwards totaling $120.0 million at February 28, 2005, are being carried forward in a number of U.S. and foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $26.1 million will expire in 2024 and $94.0 million may be carried forward indefinitely. In addition, certain tax credits generated of $13.5 million are available to offset future income taxes. These credits will expire, if not utilized, in 2012 through 2015.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. Although FSP FAS 109-2 is effective immediately, the Company is currently assessing the impact of guidance issued by the Treasury Department and the Internal Revenue Service on May 10, 2005, as well as the relevance of additional guidance expected to be issued. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional guidance.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed.

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

A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:

	For the Years Ended
	February 28, 2005		February 29, 2004		February 28, 2003
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
(in thousands)
Income tax provision at statutory rate	$151,191	35.0	$120,521	35.0	$117,228	35.0
State and local income taxes, net of federal income tax benefit	12,706	2.9	13,032	3.8	10,601	3.2
Earnings of subsidiaries taxed at other than U.S. statutory rate	(5,024)	(1.1)	(12,170)	(3.5)	1,838	0.5
Miscellaneous items, net	(3,363)	(0.8)	2,600	0.7	1,963	0.6
	$155,510	36.0	$123,983	36.0	$131,630	39.3

The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

11.  OTHER LIABILITIES:

The major components of other liabilities are as follows:

	February 28, 2005	February 29, 2004
(in thousands)
Adverse grape contracts (Note 14)	$145,958	$83,464
Accrued pension liability	85,584	55,221
Other	60,037	46,304
	$291,579	$184,989

12.   PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

The Company’s retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the “Plan”), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company’s contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $13.0 million, $11.6 million, and $10.9 million for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively.

During the year ended February 29, 2004, in connection with the Hardy Acquisition, the Company acquired the BRL Hardy Superannuation Fund (now known as the Hardy Wine Company Superannuation Plan) (the “Hardy Plan”) which covers substantially all salaried Australian employees. The Hardy Plan has a defined benefit component and a defined contribution component. The Company also has a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who are not covered by the Hardy Plan. In addition, during the year ended February 29, 2004, the Company instituted a defined contribution plan that covers substantially all of its U.K. employees. Company contributions under the defined contribution component of the Hardy Plan, the Australian statutory obligation, and the U.K. defined contribution plan aggregated $6.5 million and $6.6 million for the years ended February 28, 2005, and February 29, 2004, respectively.

The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, an U.K. plan and the defined benefit component of the Hardy Plan. During the year ended February 28, 2005, an amendment to the Canadian plan modifying pension benefits increased the pension benefit obligation by $0.9 million. During the year ended February 29, 2004, the Company ceased future accruals for active employees under its U.K. plan. There were no curtailment charges arising from this event. The Company uses a December 31 measurement date for all of its plans. Net periodic benefit cost (income) reported in the Consolidated Statements of Income for these plans includes the following components:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
(in thousands)
Service cost	$2,117	$2,202	$4,245
Interest cost	16,391	14,471	12,055
Expected return on plan assets	(17,250)	(15,155)	(14,639)
Amortization of prior service cost	9	9	8
Recognized net actuarial loss (gain)	2,530	2,019	843
Net periodic benefit cost (income)	$3,797	$3,546	$2,512

The following table summarizes the funded status of the Company’s defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:

	February 28, 2005	February 29, 2004
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1	$301,608	$220,686
Service cost	2,117	2,202
Interest cost	16,391	14,471
Plan participants’ contributions	84	235
Actuarial loss	29,939	19,079
Acquisition	-	10,764
Plan amendment	884	-
Benefits paid	(12,769)	(11,013)
Foreign currency exchange rate changes	10,836	45,184
Benefit obligation as of the last day of February	$349,090	$301,608

	February 28, 2005	February 29, 2004
(in thousands)
Change in plan assets:
Fair value of plan assets as of March 1	$236,314	$175,819
Actual return on plan assets	19,092	21,618
Acquisition	-	9,601
Plan participants’ contributions	84	235
Employer contribution	3,186	3,983
Benefits paid	(12,769)	(11,013)
Foreign currency exchange rate changes	7,750	36,071
Fair value of plan assets as of the last day of February	$253,657	$236,314

Funded status of the plan as of the last day of February:
Funded status	$(95,433)	$(65,294)
Employer contributions from measurement date to fiscal year end	759	-
Unrecognized prior service cost	927	18
Unrecognized actuarial loss	123,277	93,926
Net amount recognized	$29,530	$28,650

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$555	$97
Accrued benefit liability	(85,584)	(55,221)
Intangible asset	927	18
Deferred tax asset	34,210	25,569
Accumulated other comprehensive loss	79,422	58,187
Net amount recognized	$29,530	$28,650

As of February 28, 2005, and February 29, 2004, the accumulated benefit obligation for all defined benefit pension plans was $337.9 million and $290.3 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with an accumulated benefit obligation in excess of plan assets:

	February 28, 2005	February 29, 2004
(in thousands)
Projected benefit obligation	$332,952	$286,617
Accumulated benefit obligation	$321,963	$275,508
Fair value of plan assets	$236,145	$220,287

The increase in minimum pension liability included in AOCI for the years ended February 28, 2005, and February 29, 2004, were $21.2 million and $15.7 million, respectively.

      The following table sets forth the weighted average assumptions used in developing the net periodic pension expense for the years ended February 28, 2005, and February 29, 2004:

	For the Years Ended
	February 28, 2005	February 29, 2004
Rate of return on plan assets	7.50%	7.32%
Discount rate	5.79%	5.85%
Rate of compensation increase	3.94%	4.16%

The following table sets forth the weighted average assumptions used in developing the benefit obligation as of February 28, 2005, and February 29, 2004:

	February 28, 2005	February 29, 2004
Discount rate	5.41%	5.57%
Rate of compensation increase	3.76%	3.34%

The Company’s weighted average expected long-term rate of return on plan assets is 7.50%. The Company considers the historical level of long-term returns and the current level of expected long-term returns for each asset class, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the Company’s portfolios.

The following table sets forth the weighted average asset allocations as of February 28, 2005, and February 29, 2004, by asset category:

	February 28, 2005	February 29, 2004
Asset Category:
Equity securities	33.1%	32.9%
Debt securities	38.0%	40.0%
Real estate	0.5%	0.7%
Other	28.4%	26.4%
Total	100.0%	100.0%

For each of its Canadian, U.K. and Australian defined benefit plans, the Company employs an investment return approach whereby a mix of equities and fixed income investments are used (on a plan by plan basis) to maximize the long-term return of plan assets for a prudent level of risk. From time to time, the Company will target asset allocation on a plan by plan basis to enhance total return while balancing risks. The established weighted average target allocations across all of the Company’s plans are approximately 40% fixed income securities, 35% equity securities, and 25% other. The other component results primarily from investments held by the Company’s U.K. plan and consists primarily of U.K. hedge funds which have characteristics of both equity and fixed income securities. Risk tolerance is established separately for each plan through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The individual investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across each plan’s local jurisdiction stocks as well as international stocks, and across multiple asset classifications, including growth, value, and large and small capitalizations. Investment risk is measured and monitored for each plan separately on an ongoing basis through periodic investment portfolio reviews and annual liability measures.

The Company expects to contribute $5.5 million to its pension plans during the year ended February 28, 2006.

Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in thousands)
2006	$11,996
2007	$12,650
2008	$12,585
2009	$15,757
2010	$13,754
2011 - 2015	$77,881

13.   POSTRETIREMENT BENEFITS:

The Company currently sponsors multiple unfunded postretirement benefit plans for certain of its Constellation Beers and Spirits segment employees. During the year ended February 28, 2005, amendments to two of the unfunded postretirement benefit plans, one modifying retiree contributions and the other modifying eligibility requirements and retiree contributions, decreased the postretirement benefit obligation by $0.4 million. During the year ended February 29, 2004, an amendment to one of the unfunded postretirement benefit plans modifying the eligibility requirements and retiree contributions decreased the postretirement benefit obligation by $0.6 million.

The Company uses a December 31 measurement date for all of its plans. The status of the plans is as follows:

	February 28, 2005	February 29, 2004
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1	$5,460	$4,471
Service cost	158	147
Interest cost	275	282
Benefits paid	(186)	(159)
Plan amendment	(383)	(645)
Actuarial loss (gain)	(499)	1,177
Foreign currency exchange rate changes	164	187
Benefit obligation as of the last day of February	$4,989	$5,460

Funded status as of the last day of February:
Funded status	$(4,989)	$(5,460)
Unrecognized prior service cost	(666)	(311)
Unrecognized net loss (gain)	461	926
Accrued benefit liability	$(5,194)	$(4,845)

Net periodic benefit cost reported in the Consolidated Statements of Income includes the following components:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
(in thousands)
Service cost	$158	$147	$135
Interest cost	275	282	260
Amortization of prior service cost	(21)	7	41
Recognized net actuarial gain (loss)	15	19	(20)
Net periodic benefit cost	$427	$455	$416

The following table sets forth the weighted average assumptions used in developing the benefit obligation as of February 28, 2005, and February 29, 2004:

	February 28, 2005	February 29, 2004
Discount rate	5.86%	6.00%
Rate of compensation increase	3.50%	3.50%

The following table sets forth the weighted average assumptions used in developing the net periodic non-pension postretirement expense for the years ended February 28, 2005, and February 29, 2004:

	For the Years Ended
	February 28, 2005	February 29, 2004
Discount rate	6.00%	6.46%
Rate of compensation increase	3.50%	4.00%

The following table sets forth the assumed health care cost trend rates as of February 28, 2005, and February 29, 2004:

	February 28, 2005		February 29, 2004
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Health care cost trend rate assumed for next year	9.0%	9.7%	5.1%	10.5%
Rate to which the cost trend rate is assumed to decline to (the ultimate trend rate)	4.0%	4.7%	4.0%	4.7%
Year that the rate reaches the ultimate trend rate	2010	2011	2005	2011

Assumed health care trend rates could have a significant effect on the amount reported for health care plans. A one percent change in assumed health care cost trend rates would have the following effects:
	1% Increase	1% Decrease
(in thousands)
Effect on total service and interest cost components	$59	$(49)
Effect on postretirement benefit obligation	$547	$(473)

Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in thousands)
2006	$335
2007	$346
2008	$161
2009	$155
2010	$160
2011 - 2015	$2,444

14.   COMMITMENTS AND CONTINGENCIES:

Operating leases -
Step rent provisions, escalation clauses, capital improvement funding and other lease concessions, when present in the Company’s leases, are taken into account in computing the minimum lease payments. The minimum lease payments for the Company’s operating leases are recognized on a straight-line basis over the minimum lease term. Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows during the next five fiscal years and thereafter:

(in thousands)
2006	$52,952
2007	52,315
2008	38,779
2009	31,515
2010	31,545
Thereafter	201,115
$408,221

Rental expense was $47.4 million, $41.0 million, and $25.3 million for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively.

Purchase commitments and contingencies -
The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling. The maximum future obligation under these agreements, based upon exchange rates at February 28, 2005, aggregate $27.2 million for contracts expiring through December 2012.

All of the Company’s imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company’s agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December 2008. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 2005, the Company believes it is in compliance with all of its material distribution agreements and, given the Company’s long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

In connection with previous acquisitions as well as with the Hardy Acquisition and Robert Mondavi acquisition, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to fifteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $370.2 million and $284.0 million of grapes under contracts during the years ended February 28, 2005, and February 29, 2004, respectively. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining terms of the contracts will be $2,499.7 million.

In connection with previous acquisitions as well as with the Hardy Acquisition and Robert Mondavi acquisition, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2005, the remaining balance on this liability is $212.7 million.

The Company’s aggregate obligations under bulk wine purchase contracts will be $132.1 million over the remaining terms of the contracts which extend through fiscal 2012.

The Company’s aggregate obligations under sweetener purchase contracts will be $16.0 million over the remaining terms of the contracts which extend through fiscal 2007.

In connection with the Hardy Acquisition, the Company assumed certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. In addition, the Company entered into a new processing contract during the year ended February 29, 2004, utilizing outside services to process a minimum volume of brandy at prices which are dependent on the processing ingredients provided by the Company. The Company’s aggregate obligations under these processing contracts will be $80.0 million over the remaining terms of the contracts which extend through December 2014.

Employment contracts -
The Company has employment contracts with certain of its executive officers and certain other management personnel with either automatic one year renewals or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2005, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $18.3 million, none of which was accruable at that date.

Employees covered by collective bargaining agreements -
Approximately 29.1% of the Company’s full-time employees are covered by collective bargaining agreements at February 28, 2005. Agreements expiring within one year cover approximately 12.3% of the Company’s full-time employees.

Legal matters -
In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

15.   STOCKHOLDERS’ EQUITY:

Common stock -
The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, under the terms of the Company’s senior credit facility, the Company is currently constrained from paying cash dividends on its common stock. In addition, the indentures for the Company’s outstanding senior notes and senior subordinated notes may restrict the payment of cash dividends on its common stock under certain circumstances.

In July 2002, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 120,000,000 shares to 275,000,000 shares and Class B Convertible Common Stock from 20,000,000 shares to 30,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company to 306,000,000 shares.

At February 28, 2005, there were 195,061,966 shares of Class A Common Stock and 23,960,260 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

Stock repurchase authorization -
In June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. No shares were repurchased under this program during the years ended February 28, 2005, February 29, 2004, and February 28, 2003.

Preferred stock -
During the year ended February 29, 2004, the Company issued 5.75% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”) (see “Equity Offerings” discussion below). Dividends are cumulative and payable quarterly, if declared, in cash, shares of the Company’s Class A Common Stock, or a combination thereof, at the discretion of the Company. Dividends are payable, if declared, on the first business day of March, June, September, and December of each year, commencing on December 1, 2003. On September 1, 2006, the automatic conversion date, each share of Preferred Stock will automatically convert into, subject to certain anti-dilution adjustments, between 58.552 and 71.432 shares of the Company’s Class A Common Stock, depending on the then applicable market price of the Company’s Class A Common Stock, in accordance with the following table:

Applicable market price	Conversion rate
Less than or equal to $14.00	71.432 shares
Between $14.00 and $17.08	71.432 to 58.552 shares
Equal to or greater than $17.08	58.552 shares

The applicable market price is the average of the closing prices per share of the Company’s Class A Common Stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding the applicable conversion date. At any time prior to September 1, 2006, holders may elect to convert each share of Preferred Stock, subject to certain anti-dilution adjustments, into 58.552 shares of the Company’s Class A Common Stock. If the closing market price of the Company’s Class A Common Stock exceeds $25.62 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect, subject to certain limitations and anti-dilution adjustments, to cause the conversion of all, but not less than all, of the then outstanding shares of Preferred Stock into shares of the Company’s Class A Common Stock at a conversion rate of 58.552 shares of the Company’s Class A Common Stock. In order for the Company to cause the early conversion of the Preferred Stock, the Company must pay all accrued and unpaid dividends on the Preferred Stock as well as the present value of all remaining dividend payments through and including September 1, 2006. If the Company is involved in a merger in which at least 30% of the consideration for all or any class of the Company’s common stock consists of cash or cash equivalents, then on or after the date of such merger, each holder will have the right to convert each share of Preferred Stock into the number of shares of the Company’s Class A Common Stock applicable on the automatic conversion date. The Preferred Stock ranks senior in right of payment to all of the Company’s common stock and has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends.

As of February 28, 2005, 170,500 shares of Preferred Stock were outstanding and $2.5 million of dividends were accrued.

Equity offerings -
During July 2003, the Company completed a public offering of 19,600,000 shares of its Class A Common Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $261.2 million. In addition, the Company also completed a public offering of 170,500 shares of its 5.75% Series A Mandatory Convertible Preferred Stock resulting in net proceeds to the Company, after deducting underwriting discounts and expenses, of $164.9 million. The Class A Common Stock offering and the Preferred Stock offering are referred to together as the “2003 Equity Offerings.” The majority of the net proceeds from the 2003 Equity Offerings were used to repay the Company's then existing bridge loans that were incurred to partially finance the Hardy Acquisition. The remaining proceeds were used to repay term loan borrowings under the Company’s then existing senior credit facility.

Long-term stock incentive plan -
Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 80,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During the years ended February 28, 2005, February 29, 2004, and February 28, 2003, no stock appreciation rights were granted. During the year ended February 28, 2005, 5,330 shares of restricted Class A Common Stock were granted at a grant date fair value of $18.86 per share. No restricted stock was granted during the year ended February 29, 2004. During the year ended February 28, 2003, 14,160 shares of restricted Class A Common Stock were granted at a grant date fair value of $14.21 per share.

Incentive stock option plan -
Under the Company’s Incentive Stock Option Plan, incentive stock options may be granted to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 8,000,000 shares of the Company’s Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. The vesting period and term of incentive stock options granted are established by the Committee. The maximum term of incentive stock options is ten years.

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, February 28, 2002	24,955,616	$7.06	15,130,398	$6.16
Options granted	2,486,400	$13.60
Options exercised	(4,192,122)	$6.72
Options forfeited/canceled	(434,032)	$10.03
Balance, February 28, 2003	22,815,862	$7.78	16,691,710	$6.79
Options granted	5,632,714	$11.93
Options exercised	(5,224,622)	$6.94
Options forfeited/canceled	(649,008)	$12.80
Balance, February 29, 2004	22,574,946	$8.86	17,642,596	$7.90
Options granted	6,826,050	$18.31
Options exercised	(5,421,978)	$8.93
Options forfeited/canceled	(378,268)	$15.10
Balance, February 28, 2005	23,600,750	$11.48	20,733,345	$10.45

The following table summarizes information about stock options outstanding at February 28, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.13 - $ 6.13	2,542,412	1.8 years	$4.05	2,542,412	$4.05
$ 6.20 - $10.43	8,998,404	5.4 years	$8.15	8,918,244	$8.16
$11.44 - $16.19	5,683,648	7.8 years	$12.31	4,878,253	$12.36
$16.63 - $24.73	6,376,286	9.3 years	$18.40	4,394,436	$16.69
	23,600,750	6.7 years	$11.48	20,733,345	$10.45

The weighted average fair value of options granted during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, was $7.20, $4.87, and $6.09, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.6%, 3.2%, and 5.0% for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively; volatility of 33.6%, 35.7%, and 36.7% for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively; and expected option life of 6.0 years, 6.2 years, and 6.0 years for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively. The dividend yield was 0% for the years ended February 28, 2005, February 29, 2004, and February 28, 2003. Forfeitures are recognized as they occur.

Employee stock purchase plans -
The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 28, 2005, February 29, 2004, and February 28, 2003, employees purchased 274,106, 275,970 shares, and 276,608 shares, respectively.

The weighted average fair value of purchase rights granted during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, was $4.98, $3.30, and $3.53, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 2.2%, 1.0%, and 1.4% for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively; volatility of 24.5%, 22.3%, and 40.4% for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively; and expected purchase right life of 0.5 years for the years ended February 28, 2005, February 29, 2004, and February 28, 2003. The dividend yield was 0% for the years ended February 28, 2005, February 29, 2004, and February 28, 2003.

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s United Kingdom subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During the years ended February 28, 2005, February 29, 2004, and February 28, 2003, employees purchased 74,164, 55,582, and 1,516 shares, respectively. During the years ended February 28, 2005, February 29, 2004, and February 28, 2003, there were no purchase rights granted.

16.    EARNINGS PER COMMON SHARE:

Earnings per common share are as follows:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
(in thousands, except per share data)
Net income	$276,464	$220,414	$203,306
Dividends on preferred stock	(9,804)	(5,746)	-
Income available to common stockholders	$266,660	$214,668	$203,306

Weighted average common shares outstanding - basic:
Class A Common Stock	191,489	177,267	155,533
Class B Common Stock	24,043	24,137	24,179
Total weighted average common shares outstanding - basic	215,532	201,404	179,712
Stock options	7,545	6,628	5,781
Preferred stock	9,983	5,865	-
Weighted average common shares outstanding - diluted	233,060	213,897	185,493

Earnings per common share - basic:
Class A Common Stock	$1.25	$1.08	$1.15
Class B Common Stock	$1.14	$.98	$1.04
Earnings per common share - diluted	$1.19	$1.03	$1.10

Stock options to purchase 1.6 million, 0.2 million and 2.2 million shares of Class A Common Stock at a weighted average price per share of $23.27, $15.55 and $13.71 were outstanding during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Accumulated other comprehensive loss, net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Unrealized Loss on Marketable Equity Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in thousands)
Balance, February 29, 2004	$393,972	$36,949	$(432)	$(58,187)	$372,302
Current period change	79,977	367	432	(21,235)	59,541
Balance, February 28, 2005	$473,949	$37,316	$-	$(79,422)	$431,843

18.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Sales to the five largest customers represented 21.5%, 20.6%, and 21.2% of the Company’s sales for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively. No single customer was responsible for greater than 10% of sales during these years. Accounts receivable from the Company’s largest customer, Southern Wine and Spirits, represented 10.2%, 8.3%, and 11.4% of the Company’s total accounts receivable as of February 28, 2005, February 29, 2004, and February 28, 2003, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

19.    RESTRUCTURING AND RELATED CHARGES:

For the year ended February 28, 2005, the Company recorded $7.6 million of restructuring and related charges associated with the restructuring plans of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations as previously announced during the year ended February 29, 2004, (ii) the Company’s decision during the year ended February 29, 2004, to exit the commodity concentrate product line in the U.S. (collectively, the “Fiscal 2004 Plan”), and (iii) the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). The Company is in the process of refining the Robert Mondavi Plan which will be finalized during the Company’s year ending February 28, 2006. For the year ended February 29, 2004, the Company recorded $31.2 million of restructuring and related charges associated with the Fiscal 2004 Plan. In addition, in connection with the Company’s decision to exit the commodity concentrate product line in the U.S., the Company recorded a write-down of concentrate inventory of $16.8 million, which was recorded in cost of product sold. For the year ended February 28, 2003, the Company recorded restructuring and related charges associated with an asset impairment charge of $4.8 million in connection with two of Constellation Wines segment’s production facilities (see Note 1).

The restructuring and related charges of $7.6 million for the year ended February 28, 2005, included $3.8 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $1.5 million of contract termination costs, $1.0 million of facility consolidation and relocation costs, and $1.3 million of other related charges.

The Company estimates that the completion of the restructuring actions will include (i) a total of $14.1 million of employee termination benefit costs through February 28, 2006, of which $10.5 million has been incurred through February 28, 2005, (ii) a total of $19.2 million of contract termination costs through February 28, 2005, all of which has been incurred through February 28, 2005, and (iii) a total of $4.2 million of facility consolidation and relocation costs through February 28, 2006, of which $2.9 million has been incurred through February 28, 2005.

The following table illustrates the changes in the restructuring liability balance since February 29, 2004:

	Employee Termination Benefit Costs	Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in thousands)
Balance, February 29, 2004	$1,539	$1,048	$-	$2,587
Robert Mondavi acquisition	25,094	23,215	752	49,061
Restructuring charges	3,920	1,525	1,008	6,453
Reversal of prior accruals	(228)	-	-	(228)
Cash expenditures	(15,046)	(2,584)	(1,017)	(18,647)
Foreign currency adjustments	(9)	-	-	(9)
Balance, February 28, 2005	$15,270	$23,204	$743	$39,217

20.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2005, and February 29, 2004, the condensed consolidating statements of income and cash flows for each of the three years in the period ended February 28, 2005, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting pronouncements described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at February 28, 2005
Current assets:
Cash and cash investments	$-	$10,095	$7,540	$-	$17,635
Accounts receivable, net	132,997	293,588	423,057	-	849,642
Inventories	35,719	943,711	637,556	(9,251)	1,607,735
Prepaid expenses and other current assets	41,515	163,910	53,598	-	259,023
Intercompany (payable) receivable	450,781	(1,111,951)	661,170	-	-
Total current assets	661,012	299,353	1,782,921	(9,251)	2,734,035
Property, plant and equipment, net	37,476	884,690	674,201	-	1,596,367
Investments in subsidiaries	4,961,521	1,844,354	-	(6,805,875)	-
Goodwill	-	1,242,132	940,537	-	2,182,669
Intangible assets, net	-	587,075	358,575	-	945,650
Other assets, net	28,559	221,642	95,250	-	345,451
Total assets	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

Current liabilities:
Notes payable to banks	$14,000	$-	$2,475	$-	$16,475
Current maturities of long-term debt	60,068	4,307	3,719	-	68,094
Accounts payable	4,237	146,116	194,901	-	345,254
Accrued excise taxes	13,633	41,070	19,653	-	74,356
Other accrued expenses and liabilities	146,837	191,438	298,529	(2,896)	633,908
Total current liabilities	238,775	382,931	519,277	(2,896)	1,138,087
Long-term debt, less current maturities	3,167,852	9,089	27,766	-	3,204,707
Deferred income taxes	(17,255)	377,423	29,718	-	389,886
Other liabilities	1,101	126,173	164,305	-	291,579
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,288	6,443	141,583	(148,026)	2,288
Additional paid-in capital	1,097,177	2,301,961	2,498,737	(4,800,698)	1,097,177
Retained earnings	1,285,762	1,715,182	141,969	(1,866,060)	1,276,853
Accumulated other comprehensive income (loss)	(58,884)	160,044	328,129	2,554	431,843
Treasury stock and other	(28,250)	-	-	-	(28,250)
Total stockholders’ equity	2,298,095	4,183,630	3,110,418	(6,812,230)	2,779,913
Total liabilities and stockholders’ equity	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

Condensed Consolidating Balance Sheet at February 29, 2004
Current assets:
Cash and cash investments	$1,048	$4,664	$31,424	$-	$37,136
Accounts receivable, net	137,422	145,152	353,336	-	635,910
Inventories	9,922	696,928	561,900	(7,372)	1,261,378
Prepaid expenses and other current assets	8,734	72,788	55,525	-	137,047
Intercompany (payable) receivable	(304,555)	(253,680)	558,235	-	-
Total current assets	(147,429)	665,852	1,560,420	(7,372)	2,071,471
Property, plant and equipment, net	33,722	426,152	637,488	-	1,097,362
Investments in subsidiaries	4,270,871	1,757,700	-	(6,028,571)	-
Goodwill	-	636,597	904,040	-	1,540,637
Intangible assets, net	-	396,153	348,825	-	744,978
Other assets, net	36,041	2,146	66,038	-	104,225

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Total assets	$4,193,205	$3,884,600	$3,516,811	$(6,035,943)	$5,558,673
Current liabilities:
Notes payable to banks	$-	$-	$1,792	$-	$1,792
Current maturities of long-term debt	260,061	3,949	3,235	-	267,245
Accounts payable	33,631	67,459	169,201	-	270,291
Accrued excise taxes	8,005	15,344	25,116	-	48,465
Other accrued expenses and liabilities	151,534	23,352	267,123	-	442,009
Total current liabilities	453,231	110,104	466,467	-	1,029,802
Long-term debt, less current maturities	1,739,221	8,510	31,122	-	1,778,853
Deferred income taxes	56,815	119,704	10,891	-	187,410
Other liabilities	6,209	21,646	157,134	-	184,989
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,234	6,443	141,573	(148,016)	2,234
Additional paid-in capital	1,022,931	1,977,179	2,418,614	(4,395,793)	1,022,931
Retained earnings	1,017,565	1,431,384	53,378	(1,492,134)	1,010,193
Accumulated other comprehensive income (loss)	(74,960)	209,630	237,632	-	372,302
Treasury stock and other	(30,043)	-	-	-	(30,043)
Total stockholders’ equity	1,937,729	3,624,636	2,851,197	(6,035,943)	2,377,619
Total liabilities and stockholders’ equity	$4,193,205	$3,884,600	$3,516,811	$(6,035,943)	$5,558,673

Condensed Consolidating Statement of Income for the Year Ended February 28, 2005
Gross sales	$823,873	$2,585,660	$2,563,199	$(832,869)	$5,139,863
Less - excise taxes	(148,269)	(435,984)	(467,972)	-	(1,052,225)
Net sales	675,604	2,149,676	2,095,227	(832,869)	4,087,638
Cost of product sold	(547,882)	(1,502,234)	(1,724,195)	827,262	(2,947,049)
Gross profit	127,722	647,442	371,032	(5,607)	1,140,589
Selling, general and administrative expenses	(155,687)	(217,967)	(182,040)	-	(555,694)
Acquisition-related integration costs	-	(9,421)	-	-	(9,421)
Restructuring and related charges	-	(4,203)	(3,375)	-	(7,578)
Operating (loss) income	(27,965)	415,851	185,617	(5,607)	567,896
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees	282,858	107,970	(115)	(388,960)	1,753
Interest income (expense), net	21,425	(125,226)	(33,874)	-	(137,675)
Income before income taxes	276,318	398,595	151,628	(394,567)	431,974
Benefit from (provision for) income taxes	1,683	(114,797)	(46,467)	4,071	(155,510)
Net income	278,001	283,798	105,161	(390,496)	276,464
Dividends on preferred stock	(9,804)	-	-	-	(9,804)
Income available to common stockholders	$268,197	$283,798	$105,161	$(390,496)	$266,660

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Year Ended February 29, 2004
Gross sales	$814,042	$2,276,747	$1,866,165	$(487,684)	$4,469,270
Less - excise taxes	(143,964)	(417,130)	(355,747)	-	(916,841)
Net sales	670,078	1,859,617	1,510,418	(487,684)	3,552,429
Cost of product sold	(553,391)	(1,291,532)	(1,212,105)	480,387	(2,576,641)
Gross profit	116,687	568,085	298,313	(7,297)	975,788
Selling, general and administrative expenses	(115,163)	(171,036)	(171,078)	-	(457,277)
Acquisition-related integration costs	-	-	-	-	-
Restructuring charges	-	(40,567)	9,413	-	(31,154)
Operating income	1,524	356,482	136,648	(7,297)	487,357
Gain on change in fair value of derivative instruments	1,181	-	-	-	1,181
Equity in earnings of equity method investees	215,775	90,157	2	(305,392)	542
Interest income (expense), net	15,945	(154,914)	(5,714)	-	(144,683)
Income before income taxes	234,425	291,725	130,936	(312,689)	344,397
Provision for income taxes	(6,714)	(75,950)	(41,319)	-	(123,983)
Net income	227,711	215,775	89,617	(312,689)	220,414
Dividends on preferred stock	(5,746)	-	-	-	(5,746)
Income available to common stockholders	$221,965	$215,775	$89,617	$(312,689)	$214,668

Condensed Consolidating Statement of Income for the Year Ended February 28, 2003
Gross sales	$817,458	$1,989,490	$1,145,520	$(369,386)	$3,583,082
Less - excise taxes	(148,129)	(412,022)	(291,319)	-	(851,470)
Net sales	669,329	1,577,468	854,201	(369,386)	2,731,612
Cost of product sold	(558,811)	(1,088,899)	(692,558)	369,371	(1,970,897)
Gross profit	110,518	488,569	161,643	(15)	760,715
Selling, general and administrative expenses	(109,576)	(146,037)	(95,380)	-	(350,993)
Acquisition-related integration costs	-	-	-	-	-
Restructuring charges	-	(4,764)	-	-	(4,764)
Operating income	942	337,768	66,263	(15)	404,958
Gain on change in fair value of derivative instruments	23,129	-	-	-	23,129
Equity in earnings of equity method investees	186,448	55,129	-	(229,341)	12,236
Interest income (expense), net	11,648	(114,051)	(2,984)	-	(105,387)
Income before income taxes	222,167	278,846	63,279	(229,356)	334,936
Provision for income taxes	(18,846)	(92,398)	(20,386)	-	(131,630)
Net income	203,321	186,448	42,893	(229,356)	203,306
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$203,321	$186,448	$42,893	$(229,356)	$203,306

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2005
Net cash (used in) provided by operating activities	$(5,108)	$213,887	$111,921	$-	$320,700

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	(1,035,086)	(8,485)	(8,900)	-	(1,052,471)
Purchases of property, plant and equipment	(7,301)	(45,839)	(66,524)	-	(119,664)
Investment in equity method investee	-	-	(86,121)	-	(86,121)
Payment of accrued earn-out amount	-	(2,618)	-	-	(2,618)
Proceeds from sale of marketable equity securities	-	-	14,359	-	14,359
Proceeds from sale of assets	-	181	13,590	-	13,771
Proceeds from sale of equity method investment	-	9,884	-	-	9,884
Proceeds from sale of business	-	-	-	-	-
Net cash used in investing activities	(1,042,387)	(46,877)	(133,596)	-	(1,222,860)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,400,000	-	-	-	2,400,000
Exercise of employee stock options	48,241	-	-	-	48,241
Proceeds from employee stock purchases	4,690	-	-	-	4,690
Principal payments of long-term debt	(1,179,562)	(302,189)	(6,935)	-	(1,488,686)
Net proceeds (repayment) of notes payable	14,000	(60,000)	142	-	(45,858)
Payment of issuance costs of long-term debt	(24,403)	-	-	-	(24,403)
Payment of preferred stock dividends	(9,804)	-	-	-	(9,804)
Intercompany financings, net	(206,756)	200,891	5,865	-	-
Proceeds from equity offerings, net of fees	-	-	-	-	-
Net cash provided by (used in) financing activities	1,046,406	(161,298)	(928)	-	884,180

Effect of exchange rate changes on cash and cash investments	41	(281)	(1,281)	-	(1,521)

Net (decrease) increase in cash and cash investments	(1,048)	5,431	(23,884)	-	(19,501)
Cash and cash investments, beginning of year	1,048	4,664	31,424	-	37,136
Cash and cash investments, end of year	$-	$10,095	$7,540	$-	$17,635

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2004
Net cash provided by (used in) operating activities	$397,785	$115,791	$(173,269)	$-	$340,307

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	-	(1,069,470)	-	-	(1,069,470)
Purchases of property, plant and equipment	(25,063)	(19,982)	(60,049)	-	(105,094)
Investment in equity method investee	-	-	-	-	-
Payment of accrued earn-out amount	-	(2,035)	-	-	(2,035)
Proceeds from sale of marketable equity securities	-	-	849	-	849
Proceeds from sale of assets	-	11,396	2,053	-	13,449
Proceeds from sale of equity method investment	-	-	-	-	-
Proceeds from sale of business	-	-	3,814	-	3,814
Net cash used in investing activities	(25,063)	(1,080,091)	(53,333)	-	(1,158,487)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,600,000	-	-	-	1,600,000
Exercise of employee stock options	36,017	-	-	-	36,017
Proceeds from employee stock purchases	3,481	-	-	-	3,481
Intercompany financing activities, net	(1,474,100)	776,442	697,658	-	-
Principal payments of long-term debt	(885,359)	(23,394)	(373,521)	-	(1,282,274)
Net (repayment of) proceeds from notes payable	(2,000)	(1,400)	2,287	-	(1,113)
Payment of issuance costs of long-term debt	(33,748)	-	-	-	(33,748)
Payment of preferred stock dividends	(3,295)	-	-	-	(3,295)
Proceeds from equity offerings, net of fees	426,086	-	-	-	426,086
Net cash (used in) provided by financing activities	(332,918)	751,648	326,424	-	745,154

Effect of exchange rate changes on cash and cash investments	(40,182)	216,068	(79,534)	-	96,352

Net (decrease) increase in cash and cash investments	(378)	3,416	20,288	-	23,326
Cash and cash investments, beginning of year	1,426	1,248	11,136	-	13,810
Cash and cash investments, end of year	$1,048	$4,664	$31,424	$-	$37,136

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2003
Net cash provided by operating activities	$135,057	$83,491	$17,505	$-	$236,053

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	-	-	-	-	-
Purchases of property, plant and equipment	(15,541)	(39,451)	(16,583)	-	(71,575)
Investment in equity method investee	-	-	-	-	-
Payment of accrued earn-out amount	-	(1,674)	-	-	(1,674)
Proceeds from sale of marketable equity securities	-	-	-	-	-
Proceeds from sale of assets	1	409	878	-	1,288
Proceeds from sale of equity method investment	-	-	-	-	-
Proceeds from sale of business	-	-	-	-	-
Net cash used in investing activities	(15,540)	(40,716)	(15,705)	-	(71,961)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	10,000	-	10,000
Exercise of employee stock options	28,706	-	-	-	28,706
Proceeds from employee stock purchases	2,885	-	-	-	2,885
Principal payments of long-term debt	(141,423)	(3,458)	(6,253)	-	(151,134)
Net repayment of notes payable	(48,000)	-	(3,921)	-	(51,921)
Payment of issuance costs of long-term debt	(20)	-	-	-	(20)
Payment of preferred stock dividends	-	-	-	-	-
Proceeds from equity offerings, net of fees	-	-	-	-	-
Other	-	142	(142)	-	-
Net cash used in financing activities	(157,852)	(3,316)	(316)	-	(161,484)

Effect of exchange rate changes on cash and cash investments	38,923	(40,295)	3,613	-	2,241

Net increase (decrease) in cash and cash investments	588	(836)	5,097	-	4,849
Cash and cash investments, beginning of year	838	2,084	6,039	-	8,961
Cash and cash investments, end of year	$1,426	$1,248	$11,136	$-	$13,810

21. BUSINESS SEGMENT INFORMATION:

As a result of the Hardy Acquisition, the Company has changed the structure of its internal organization to consist of two business divisions, Constellation Wines and Constellation Beers and Spirits. Separate division chief executives report directly to the Company’s chief operating officer. Consequently, the Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments.

The new business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company changed its definition of operating income for segment purposes to exclude acquisition-related integration costs, restructuring and related charges and net unusual costs that affect comparability. Accordingly, the financial information for the year ended February 28, 2003, has been restated to conform to the new segment presentation.

For the year ended February 28, 2005, acquisition-related integration costs, restructuring and related charges and net unusual costs consist of financing costs associated with the redemption of the Company’s Senior Subordinated Notes (as defined in Note 9) and the repayment of the Company’s prior senior credit facility of $31.7 million, the flow through of adverse grape cost (as described below) and acquisition-related integration costs associated with the Robert Mondavi acquisition of $9.8 million and $9.4 million, respectively, restructuring and related charges of $7.6 million, and the flow through of inventory step-up associated with the Hardy Acquisition and the Robert Mondavi acquisition of $6.5 million, partially offset by a net gain on the sale of non-strategic assets and a gain related to the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $6.1 million. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their existing grape purchase contracts. For the year ended February 29, 2004, acquisition-related integration costs, restructuring and related charges and net unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $22.5 million and $11.6 million, respectively, and restructuring and related charges of $48.0 million, including a write-down of commodity concentrate inventory of $16.8 million, partially offset by the relief from certain excise tax, duty and other costs incurred in prior years of $10.4 million. For the year ended February 28, 2003, acquisition-related integration costs, restructuring and related charges and net unusual costs consist of an asset impairment charge of $4.8 million recorded in connection with the Company’s realignment of its business operations within the Constellation Wines segment.

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

Segment information is as follows:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
(in thousands)
Constellation Wines:
Net sales:
Branded wine	$1,830,808	$1,549,750	$983,505
Wholesale and other	1,020,600	846,306	689,794
Net sales	$2,851,408	$2,396,056	$1,673,299
Segment operating income	$406,562	$348,132	$224,556
Equity in earnings of equity method
investees	$1,753	$542	$12,236
Long-lived assets	$1,498,124	$1,004,906	$509,598
Investment in equity method
investees	$259,181	$8,412	$123,064
Total assets	$6,941,068	$4,789,199	$2,429,890
Capital expenditures	$109,240	$94,147	$57,551
Depreciation and amortization	$83,744	$73,046	$46,167

Constellation Beers and Spirits:
Net sales:
Imported beers	$922,947	$862,637	$776,006
Spirits	313,283	284,551	282,307
Net sales	$1,236,230	$1,147,188	$1,058,313
Segment operating income	$276,109	$252,533	$217,963
Long-lived assets	$83,548	$80,388	$79,757
Total assets	$790,457	$718,380	$700,545
Capital expenditures	$6,524	$7,497	$8,722
Depreciation and amortization	$10,590	$9,491	$9,732

Corporate Operations and Other:
Net sales	$-	$-	$-
Segment operating loss	$(55,980)	$(41,717)	$(32,797)
Long-lived assets	$14,695	$12,068	$13,114
Total assets	$72,647	$51,094	$65,895
Capital expenditures	$3,900	$3,450	$5,302
Depreciation and amortization	$9,321	$19,417	$4,190

Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs:
Net sales	$-	$9,185	$-
Operating loss	$(58,795)	$(71,591)	$(4,764)

Consolidated:
Net sales	$4,087,638	$3,552,429	$2,731,612
Operating income	$567,896	$487,357	$404,958
Equity in earnings of equity method
investees	$1,753	$542	$12,236
Long-lived assets	$1,596,367	$1,097,362	$602,469
Investment in equity method
investees	$259,181	$8,412	$123,064
Total assets	$7,804,172	$5,558,673	$3,196,330
Capital expenditures	$119,664	$105,094	$71,575
Depreciation and amortization	$103,655	$101,954	$60,089

The Company’s areas of operations are principally in the United States. Operations outside the United States are primarily in the United Kingdom and Australia and are included within the Constellation Wines segment. Revenues are attributed to countries based on the location of the selling subsidiary.

Geographic data is as follows:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
Net Sales
United States	$2,326,253	$2,125,538	$1,895,589
Non-U.S.	1,761,385	1,426,891	836,023
Total	$4,087,638	$3,552,429	$2,731,612

Significant non-U.S. revenue sources include:
United Kingdom	$1,374,775	$1,128,022	$789,629
Australia / New Zealand	314,704	238,229	-
Other	71,906	60,640	46,394
Total	$1,761,385	$1,426,891	$836,023

	February 28, 2005	February 29, 2004
Long-lived assets
United States	$922,161	$459,875
Non-U.S.	674,206	637,487
Total	$1,596,367	$1,097,362

Significant non-U.S. long-lived assets include:
Australia / New Zealand	$437,157	$396,042
United Kingdom	175,638	183,214
Other	61,411	58,231
Total	$674,206	$637,487

22.   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share Based Payment”, to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) for interim periods beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements and will take into consideration the additional guidance provided by SAB No. 107 in connection with the Company’s adoption of SFAS No. 123(R).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends Accounting Principles Board Opinion No. 29 (“APB No. 29”), “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 153 on its consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision.  Although FSP FAS 109-2 is effective immediately, the Company is currently assessing the impact of guidance issued by the Treasury Department and the Internal Revenue Service on May 10, 2005, as well as the relevance of additional guidance expected to be issued. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional guidance.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for the Company no later than the end of the year ending February 28, 2006. The Company is currently assessing the financial impact of FIN No. 47 on its consolidated financial statements.

23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
Fiscal 2005	May 31, 2004	August 31, 2004	November 30, 2004	February 28, 2005	Full Year
(in thousands, except per share data)
Net sales	$927,305	$1,036,941	$1,085,711	$1,037,681	$4,087,638
Gross profit	$250,462	$289,683	$313,664	$286,780	$1,140,589
Net income(1)	$51,329	$80,614	$96,893	$47,628	$276,464
Earnings per common share(2):
Basic - Class A Common Stock	$0.23	$0.37	$0.44	$0.21	$1.25
Basic - Class B Common Stock	$0.21	$0.33	$0.40	$0.19	$1.14
Diluted	$0.22	$0.35	$0.42	$0.20	$1.19

	QUARTER ENDED
Fiscal 2004	May 31, 2003	August 31, 2003	November 30, 2003	February 29, 2004	Full Year
(in thousands, except per share data)
Net sales(3)	$772,802	$911,064	$987,248	$881,315	$3,552,429
Gross profit(3)	$209,085	$240,532	$282,616	$243,555	$975,788
Net income(4)	$39,189	$35,564	$82,840	$62,821	$220,414
Earnings per common share(2):
Basic - Class A Common Stock	$0.21	$0.18	$0.39	$0.29	$1.08
Basic - Class B Common Stock	$0.19	$0.16	$0.35	$0.26	$0.98
Diluted	$0.20	$0.17	$0.36	$0.27	$1.03

(1)
In Fiscal 2005, the Company recorded net unusual costs consisting of financing costs associated with the redemption of senior subordinated notes and the repayment of the Company’s prior senior credit facility; the flow through of adverse grape cost associated with the Robert Mondavi acquisition; acquisition-related integration costs associated with the Robert Mondavi acquisition; restructuring and related charges resulting primarily from (i) the realignment of business operations in the Constellation Wines segment and (ii) the Robert Mondavi acquisition; the flow through of inventory step-up associated with the Hardy Acquisition and the Robert Mondavi acquisition; and other, which include net gains from the sale of non-strategic assets and the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture. The following table identifies these items, net of income taxes, by quarter and in the aggregate for Fiscal 2005:

	QUARTER ENDED
Fiscal 2005	May 31, 2004	August 31, 2004	November 30, 2004	February 28, 2005	Full Year
(in thousands, net of tax)
Financing costs	$6,601	$-	$-	$13,684	$20,285
Flow through of adverse grape cost	-	-	-	6,240	6,240
Acquisition-related integration costs	-	-	-	6,029	6,029
Restructuring and related charges	1,032	748	1,052	2,018	4,850
Flow through of inventory step-up	829	622	1,210	1,479	4,140
Other	-	-	-	(3,916)	(3,916)
Total restructuring and related charges and net unusual costs	$8,462	$1,370	$2,262	$25,534	$37,628

(2)
Effective June 1, 2004, the Company adopted EITF No. 03-6 (see Note 1). Earnings per share - basic reflects the application of EITF No. 03-6 and has been computed using the two-class method for all periods presented. The sum of the quarterly earnings per common share in Fiscal 2005 and Fiscal 2004 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)
In the third quarter of fiscal 2004, the Company revised its accounting policy with regard to the income statement presentation of the reclassification adjustments of cash flow hedges of certain sales transactions. These cash flow hedges are used to reduce the risk of foreign currency exchange rate fluctuations resulting from the sale of product denominated in various foreign currencies. As such, the Company’s revised accounting policy is to report the reclassification adjustments from AOCI to sales. Previously, the Company reported such reclassification adjustments in selling, general and administrative expenses. This change in accounting policy resulted in a reclassification which increased selling, general and administrative expenses and sales by $1.2 million and $2.3 million for the three months ended May 31, 2003, and August 31, 2003, respectively. This reclassification did not affect operating income or net income.

(4)
In Fiscal 2004, the Company recorded net unusual costs consisting of restructuring and related charges resulting from (i) the realignment of business operations in the Constellation Wines segment and (ii) the Company’s decision to exit the commodity concentrate product line in the U.S. and sell its winery located in Escalon, California; the flow through of inventory step-up and financing costs associated with the Hardy Acquisition; gains from the relief of certain excise tax, duty and other costs incurred in prior years, imputed interest charge associated with the Hardy Acquisition, and a gain on changes in fair value of derivative instruments associated with the Hardy Acquisition. The following table identifies these items, net of income taxes, by quarter and in the aggregate for Fiscal 2004:

	QUARTER ENDED
Fiscal 2004	May 31, 2003	August 31, 2003	November 30, 2003	February 29, 2004	Full Year
(in thousands, net of tax)
Restructuring and related charges	$1,482	$10,934	$5,176	$2,347	$19,939
Flow through of inventory step-up	3,531	5,770	1,741	3,340	14,382
Concentrate inventory write-down	-	10,769	-	-	10,769
Financing costs	2,582	3,334	1,490	-	7,406
Relief of certain excise tax, duty and other costs	-	-	-	(6,678)	(6,678)
Imputed interest charge	1,061	-	-	-	1,061
Gain on changes in fair value of derivative instruments	(756)	-	-	-	(756)
Total restructuring and related charges and net unusual costs	$7,900	$30,807	$8,407	$(991)	$46,123

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

(a)	See page 48 of this Annual Report on Form 10-K for Management’s Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 46 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)
In connection with the foregoing evaluation of the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended February 28, 2005 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 28, 2005, under those sections of the proxy statement to be titled “Election of Directors”, “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

The Company has adopted a code of ethics that applies to its chief executive officer and its senior financial officers. The Company’s Chief Executive Officer and Senior Financial Executive Code of Ethics is located on the Company’s internet website at http://www.cbrands.com/CBI/investors.htm. Amendments to, and waivers granted under, the Company’s Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to the Company’s website as well. The Company will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 370 Woodcliff Drive, Suite 300, Fairport, New York 14450 or by telephoning the Company’s Investor Center at 1-888-922-2150.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 28, 2005, under that section of the proxy statement to be titled “Executive Compensation” and that caption to be titled “Director Compensation” under “Election of Directors”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 28, 2005, under those sections of the proxy statement to be titled “Beneficial Ownership” and “Stock Ownership of Management”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 28, 2005. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan and 1989 Employee Stock Purchase Plan. The Company's UK Sharesave Scheme (the "UK Plan") is an equity compensation plan not approved by security holders. Under the UK Plan, 2,000,000 shares of Class A Stock may be issued to eligible United Kingdom employees and directors of the Company in offerings that typically extend from three to five years. Under the terms of the UK Plan, participants may purchase shares of Class A Stock at the end of the offering period through payroll deductions made during the offering period. The payroll deductions are kept in interest bearing accounts until the participant either exercises the option at the end of the offering or withdraws from the offering. The exercise price for each offering is fixed at the beginning of the offering by the committee administering the plan and may be no less than 80% of the closing price of the stock on the day the exercise price is fixed. If a participant ceases to be employed by the Company, that participant may exercise the option during a period of time specified in the UK Plan or may withdraw from the offering. During the year ended February 28, 2005, an aggregate of 74,164 shares were issued pursuant to the UK Plan.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,600,750	$11.48	36,124,678
Equity compensation plans not approved by security holders (1)	-	-	1,868,738
Total	23,600,750	$11.48	37,993,416
______________________
(1)           There are currently two ongoing offerings under the UK Plan. The exercise prices for shares that may be purchased at the end of these offerings are $6.3047 and $7.105, respectively. The number of options outstanding that represent the right to purchase shares at the end of the offerings is not determinable because the exchange rate is not known and because the Company cannot predict the level of participation by employees during the remaining term of the offerings.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 28, 2005, under that section of the proxy statement to be titled “Executive Compensation”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 28, 2005, under the relevant portion of the sections of the proxy statement to be titled "Audit Committee Report" and "Selection of Independent Public Accountants".

PART IV
Item 15.	Exhibits and Financial Statement Schedules

	1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm - KPMG LLP

Report of Independent Registered Public Accounting Firm - KPMB LLP

Management's Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets - February 28, 2005, and February 29, 2004

Consolidated Statements of Income for the years ended February 28, 2005, February 29, 2004, and February 28, 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2005, February 29, 2004, and February 28, 2003

Consolidated Statements of Cash Flows for the years ended February 28, 2005, February 29, 2004, and February 28, 2003

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

	3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 106 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May__, 2005	CONSTELLATION BRANDS, INC.

By: /s/ Richard Sands
Richard Sands, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Sands	/s/ Thomas S. Summer
Richard Sands, Director, Chairman of the Board and Chief Executive Officer (principal executive officer) Dated: May 16, 2005	Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Dated: May 16, 2005
/s/ Robert Sands	/s/ George Bresler
Robert Sands, Director Dated: May 16, 2005	George Bresler, Director Dated: May 16, 2005
/s/ James A. Locke III	/s/ Thomas C. McDermott
James A. Locke III, Director Dated: May 16, 2005	Thomas C. McDermott, Director Dated: May 16, 2005
/s/ Paul L. Smith	/s/ Jeananne K. Hauswald
Paul L. Smith, Director Dated: May 16, 2005	Jeananne K. Hauswald, Director Dated: May 16, 2005

INDEX TO EXHIBITS
Exhibit No
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

2.6

Agreement and Plan of Merger, dated as of November 3, 2004, by and among Constellation Brands, Inc., a Delaware corporation, RMD Acquisition Corp., a California corporation and a wholly-owned subsidiary of Constellation Brands, Inc., and The Robert Mondavi Corporation, a California corporation (filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

2.7

Support Agreement, dated as of November 3, 2004, by and among Constellation Brands, Inc., a Delaware corporation and certain shareholders of The Robert Mondavi Corporation (filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

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
4.1

Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.2

Supplemental Indenture No. 1, with respect to 8 1/2% Senior Subordinated Notes due 2009, dated as of February 25, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.3

Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference).#

4.4

Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).#

4.5

Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).#

4.6

Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).#

4.7

Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.8

Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).

4.9

Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference ).

4.10

Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.11

Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.12

Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.13

Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).#

4.14

Amendment No. 1 to Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

4.15

Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

4.16

Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.17

Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

4.18

Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

4.19

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

4.22

Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.23

Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.24

Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.25

Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.26

Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.27

Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.28

Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.29

Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.30

Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.31

Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and JPMorgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.32

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 18, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

4.33

Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company’s Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

4.34

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

4.35

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

4.36

Credit Agreement, dated as of December 22, 2004, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as Syndication Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, and Bank of America, SunTrust Bank and Bank of Nova Scotia, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 22, 2004, filed December 29, 2004 and incorporated herein by reference).

4.37

Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

4.38

Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.39

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

4.40

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

4.41

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

10.1

Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2

Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).* #

10.3

Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.4

Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).* #

10.5

Amendment Number One to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.6

Amendment Number Two to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).* #

10.7

Amendment Number Three to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.8

Amendment Number Four to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.9

Amendment Number Five to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference). *

10.10

Amendment Number Six to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).*

10.11	Form of Terms and Conditions Memorandum for Employees with respect to the Company’s Long-Term Stock Incentive Plan (filed herewith).*
10.12	Form of Terms and Conditions Memorandum for Directors with respect to the Company’s Long-Term Stock Incentive Plan (filed herewith).*
10.13	Form of Restricted Stock Agreement with respect to the Company’s Long-Term Stock Incentive Plan (filed herewith).*
10.14	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #
10.15

Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.16

Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).*

10.17

Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.18	Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed herewith).
10.19

Annual Management Incentive Plan of the Company (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.20

Amendment Number One to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).* #

10.21

Amendment Number Two to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.22

Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).#

10.23

Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.24

First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.25

Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*

10.26

Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.27

2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.28

Credit Agreement, dated as of October 6, 1999, between the Company, certain principal subsidiaries, and certain banks for which JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) acts as Administrative Agent, The Bank of Nova Scotia acts as Syndication Agent, and Credit Suisse First Boston and Citicorp USA, Inc. acts as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 and incorporated herein by reference).#

10.29

Amendment No. 1 to the Credit Agreement, dated as of February 13, 2001, between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).

10.30

Amendment No. 2 to the Credit Agreement, dated as of May 16, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001 and incorporated herein by reference).

10.31

Amendment No. 3 to the Credit Agreement, dated as of September 7, 2001 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

10.32

Amendment No. 4 to the Credit Agreement, dated as of January 15, 2002 between the Company, certain principal subsidiaries, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent for certain banks (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

10.33

Guarantee Assumption Agreement, dated as of July 2, 2001, by Ravenswood Winery, Inc., in favor of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, pursuant to the Credit Agreement dated as of October 6, 1999, as amended (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

10.34

Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.35

Amendment No. 1, dated as of July 18, 2003, to the Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

10.36

Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company’s Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

10.37

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

10.38

Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.26 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.39

Credit Agreement, dated as of December 22, 2004, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as Syndication Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, and Bank of America, SunTrust Bank and Bank of Nova Scotia, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 22, 2004, filed December 29, 2004 and incorporated herein by reference).

10.40

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

10.41

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

10.42

Amended and Restated Bridge Loan Agreement, dated as of January 16, 2003 and amended and restated as of March 26, 2003, among the Company and certain of its subsidiaries, the lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.43

Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).* #

10.44

The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).

10.45

Letter Agreement between the Company and Thomas J. Mullin, dated February 18, 2000, addressing compensation (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).*

10.46

Letter Agreement between the Company and Stephen B. Millar, dated 9 April 2003, addressing compensation (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.47

Non-Competition Agreement between Stephen Brian Millar and BRL Hardy Limited (now known as Hardy Wine Company Limited) dated April 8, 2003 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.48

Memorandum of Agreement (Service Contract) between BRL Hardy Limited (now known as Hardy Wine Company Limited) and Stephen Brian Millar dated 11 June 1996 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.49

BRL Hardy Superannuation Fund Deed of Variation dated 7 October 1998, together with Amending Deed No. 5 made on 23 December 1999, Amending Deed No. 6 made on 20 January 2003 and Amending Deed No. 7 made on 9 February 2004 (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.50	Description of Compensation Arrangements for Certain Executive Officers (filed herewith).*
10.51	Description of Compensation Arrangements for Non-Management Directors (filed herewith).*
21.1	Subsidiaries of Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
99.1

1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

* Designates management contract or compensatory plan or arrangement.

# Company's Commission File No. 001-08495.  For filings prior to October 4, 1999, use Commission File No. 000-07570.

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