Form 10-Q
period 2005-05-31
CONSTELLATION BRANDS, INC.
filed 2005-07-11
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2005

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2005, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	196,310,284
Class B Common Stock, Par Value $.01 Per Share	23,891,138

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	May 31,	February 28,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash investments	$19,184	$17,635
Accounts receivable, net	822,223	849,642
Inventories	1,666,159	1,607,735
Prepaid expenses and other	211,572	259,023
Total current assets	2,719,138	2,734,035
PROPERTY, PLANT AND EQUIPMENT, net	1,449,512	1,596,367
GOODWILL	2,118,576	2,182,669
INTANGIBLE ASSETS, net	929,150	945,650
OTHER ASSETS, net	285,068	345,451
Total assets	$7,501,444	$7,804,172

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$62,607	$16,475
Current maturities of long-term debt	67,888	68,094
Accounts payable	387,177	345,254
Accrued excise taxes	58,997	74,356
Other accrued expenses and liabilities	557,161	633,908
Total current liabilities	1,133,830	1,138,087
LONG-TERM DEBT, less current maturities	2,968,792	3,204,707
DEFERRED INCOME TAXES	382,055	389,886
OTHER LIABILITIES	274,557	291,579
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at May 31, 2005, and February 28, 2005 (Aggregate liquidation preference of $172,951 at May 31, 2005)	2	2
Class A Common Stock, $.01 par value- Authorized, 275,000,000 shares; Issued, 200,766,612 shares at May 31, 2005, and 199,885,616 shares at February 28, 2005	2,008	1,999
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,957,060 shares at May 31, 2005, and 28,966,060 shares at February 28, 2005	289	289
Additional paid-in capital	1,110,328	1,097,177
Retained earnings	1,350,101	1,276,853
Accumulated other comprehensive income	307,681	431,843
	2,770,409	2,808,163
Less-Treasury stock-
Class A Common Stock, 4,818,822 shares at May 31, 2005, and 4,823,650 shares at February 28, 2005, at cost	(25,958)	(25,984)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2005, and February 28, 2005, at cost	(2,207)	(2,207)
	(28,165)	(28,191)
Less-Unearned compensation-restricted stock awards	(34)	(59)
Total stockholders' equity	2,742,210	2,779,913
Total liabilities and stockholders' equity	$7,501,444	$7,804,172

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2005	2004

SALES	$1,366,309	$1,174,315
Less - Excise taxes	(269,774)	(247,010)
Net sales	1,096,535	927,305
COST OF PRODUCT SOLD	(790,529)	(676,843)
Gross profit	306,006	250,462
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(157,864)	(138,428)
ACQUISITION-RELATED INTEGRATION COSTS	(6,439)	-
RESTRUCTURING AND RELATED CHARGES	(1,880)	(1,613)
Operating income	139,823	110,421
EQUITY IN (LOSS) EARNINGS OF EQUITY METHOD INVESTEES	(542)	62
INTEREST EXPENSE, net	(47,295)	(30,281)
Income before income taxes	91,986	80,202
PROVISION FOR INCOME TAXES	(16,287)	(28,873)
NET INCOME	75,699	51,329
Dividends on preferred stock	(2,451)	(2,451)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$73,248	$48,878

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.34	$0.23
Basic - Class B Common Stock	$0.31	$0.21
Diluted	$0.32	$0.22

Weighted average common shares outstanding:
Basic - Class A Common Stock	195,567	189,440
Basic - Class B Common Stock	23,955	24,117
Diluted	238,154	230,123

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,699	$51,329

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Proceeds from settlement of interest rate swap contracts	30,269	-
Depreciation of property, plant and equipment	27,506	21,194
Deferred tax provision	13,456	6,259
Amortization of intangible and other assets	1,773	3,061
Loss on disposal of assets	1,401	693
Equity in loss (earnings) of equity method investees	542	(62)
Stock-based compensation expense	25	25
Amortization of discount on long-term debt	20	13
Noncash portion of loss on extinguishment of debt	-	1,799
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	8,531	(85,132)
Inventories	(112,969)	(113,885)
Prepaid expenses and other current assets	(3,651)	12,566
Accounts payable	70,089	112,745
Accrued excise taxes	(14,033)	7,449
Other accrued expenses and liabilities	(35,655)	(56,971)
Other, net	(2,977)	(7,541)
Total adjustments	(15,673)	(97,787)
Net cash provided by (used in) operating activities	60,026	(46,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31,840)	(22,113)
Investment in equity method investee	(2,286)	-
Payment of accrued earn-out amount	(1,648)	(1,338)
Proceeds from sale of assets	92,776	445
Proceeds from sale of equity method investment	35,171	-
Proceeds from sale of businesses	17,861	-
Net cash provided by (used in) investing activities	110,034	(23,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(219,540)	(217,204)
Payment of preferred stock dividends	(2,451)	(2,451)
Net proceeds from notes payable	46,320	265,891
Exercise of employee stock options	8,674	5,814
Proceeds from employee stock purchases	31	1
Net cash (used in) provided by financing activities	(166,966)	52,051

Effect of exchange rate changes on cash and cash investments	(1,545)	(8,280)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	1,549	(25,693)
CASH AND CASH INVESTMENTS, beginning of period	17,635	37,136
CASH AND CASH INVESTMENTS, end of period	$19,184	$11,443

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005

1)	MANAGEMENT’S REPRESENTATIONS:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Results of operations for interim periods are not necessarily indicative of annual results.

During April 2005, the Board of Directors approved two-for-one stock splits of the Company’s Class A Common Stock and Class B Convertible Common Stock, which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Share and per share amounts are adjusted to give effect to these common stock splits.

2)     ACQUISITIONS:

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

The Company and Robert Mondavi have complementary businesses that share a common growth orientation and operating philosophy. The Robert Mondavi acquisition provides the Company with a greater presence in the fine wine sector within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom, United States and other wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company expects to incur direct acquisition costs of $11.2 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined in Note 6). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Robert Mondavi, including the factors described above, as well as an estimated benefit from operating cost synergies.

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and have been included in the Consolidated Statement of Income since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Robert Mondavi acquisition at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets and liabilities, and refining its restructuring plan which is under development and will be finalized during the Company’s year ending February 28, 2006 (see Note 13). Accordingly, the allocation of the purchase price is subject to refinement. Estimated fair values at December 22, 2004, are as follows:

(in thousands)
Current assets	$506,190
Property, plant and equipment	438,865
Other assets	179,881
Trademarks	186,000
Goodwill	571,903
Total assets acquired	1,882,839

Current liabilities	304,330
Long-term liabilities	536,648
Total liabilities assumed	840,978

Net assets acquired	$1,041,861

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has classified certain assets as held for sale as of May 31, 2005. The Company realized net proceeds of $145.4 million from the sale of certain of these assets during the three months ended May 31, 2005. In total, the Company expects to receive net proceeds of approximately $150 million to $175 million from the sale of these assets during the year ending February 28, 2006. No gain or loss is expected to be recognized upon the sale of these assets.

The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the three months ended May 31, 2005, and May 31, 2004, respectively. The unaudited pro forma results of operations for the three months ended May 31, 2004, give effect to the Robert Mondavi acquisition as if it occurred on March 1, 2004. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the three months ended May 31, 2004, do not reflect total pretax nonrecurring charges of $21.9 million ($0.07 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Robert Mondavi prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Three Months Ended May 31,
	2005	2004
(in thousands, except per share data)
Net sales	$1,096,535	$1,042,918
Income before income taxes	$91,986	$93,502
Net income	$75,699	$59,958
Income available to common stockholders	$73,248	$57,507

Earnings per common share - basic:
Class A Common Stock	$0.34	$0.27
Class B Common Stock	$0.31	$0.25
Earnings per common share - diluted	$0.32	$0.26

Weighted average common shares outstanding - basic:
Class A Common Stock	195,567	189,440
Class B Common Stock	23,955	24,117
Weighted average common shares outstanding - diluted:	238,154	230,123

3)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2005	February 28, 2005
(in thousands)
Raw materials and supplies	$61,360	$71,562
In-process inventories	1,000,849	957,567
Finished case goods	603,950	578,606
	$1,666,159	$1,607,735

4)	GOODWILL:

The changes in the carrying amount of goodwill for the three months ended May 31, 2005, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in thousands)
Balance, February 28, 2005	$2,031,244	$151,425	$2,182,669
Purchase accounting allocations	(18,556)	-	(18,556)
Foreign currency translation adjustments	(45,932)	(236)	(46,168)
Purchase price earn-out	631	-	631
Balance, May 31, 2005	$1,967,387	$151,189	$2,118,576

5)	INTANGIBLE ASSETS:

The major components of intangible assets are:

	May 31, 2005		February 28, 2005
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in thousands)
Amortizable intangible assets:
Distributor relationships	$3,700	$3,649	$3,700	$3,679
Distribution agreements	11,844	1,344	12,884	1,666
Other	5,214	1,192	5,230	1,229
Total	$20,758	6,185	$21,814	6,574

Nonamortizable intangible assets:
Trademarks		904,553		920,664
Agency relationships		18,412		18,412
Total		922,965		939,076
Total intangible assets		$929,150		$945,650

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $0.4 million and $0.8 million for the three months ended May 31, 2005, and May 31, 2004, respectively. Estimated amortization expense for the remaining nine months of fiscal 2006 and for each of the five succeeding fiscal years is as follows:

(in thousands)
2006	$1,306
2007	$703
2008	$387
2009	$374
2010	$352
2011	$123
Thereafter	$2,940

6)	BORROWINGS:

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of May 31, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$45,000	$-	$45,000
2007	67,500	-	67,500
2008	97,500	15,299	112,799
2009	120,000	15,299	135,299
2010	127,500	15,299	142,799
Thereafter	112,500	1,449,603	1,562,103
	$570,000	$1,495,500	$2,065,500

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of May 31, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the LIBOR margin on the tranche B term loan facility is 1.75%.

The Company’s obligations are guaranteed by substantially all of  its U.S. subsidiaries and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of May 31, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of May 31, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $570.0 million bearing a weighted average interest rate of 4.3%, tranche B term loans of $1,495.5 million bearing a weighted average interest rate of 5.0%, revolving loans of $54.0 million bearing a weighted average interest rate of 4.4%, undrawn revolving letters of credit of $36.2 million, and $409.8 million in revolving loans available to be drawn.

At February 28, 2005, the Company had outstanding five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. In March 2005, the Company monetized the value of the interest rate swaps by replacing them with new five year delayed start interest rate swap agreements effective March 1, 2006, which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from AOCI (as defined in Note 11) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $177.2 million as of May 31, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2005, amounts outstanding under the foreign subsidiary credit arrangements were $38.0 million.

7)	INCOME TAXES:

The Company’s effective tax rate for the three months ended May 31, 2005, and May 31, 2004, was 17.7% and 36.0%, respectively. The lower effective tax rate for the three months ended May 31, 2005, was primarily due to adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations.

8)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Three Months Ended May 31,
	2005	2004
(in thousands)
Service cost	$540	$543
Interest cost	4,582	3,975
Expected return on plan assets	(4,407)	(4,201)
Amortization of prior service cost	48	2
Recognized net actuarial loss	746	621
Net periodic benefit cost	$1,509	$940

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Three Months Ended May 31,
	2005	2004
(in thousands)
Service cost	$53	$52
Interest cost	76	83
Amortization of prior service cost	(14)	2
Recognized net actuarial loss	6	5
Net periodic benefit cost	$121	$142

Contributions of $2.1 million have been made by the Company to fund its defined benefit pension plans for the three months ended May 31, 2005. The Company presently anticipates contributing an additional $6.2 million to fund its defined benefit pension plans during the year ending February 28, 2006, resulting in total employer contributions of $8.3 million for the year ending February 28, 2006.

9)	EARNINGS PER COMMON SHARE:

Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock using the “if converted” method.

The computation of basic and diluted earnings per common share is as follows:

	For the Three Months Ended May 31,
	2005	2004
(in thousands, except per share data)
Net income	$75,699	$51,329
Dividends on preferred stock	(2,451)	(2,451)
Income available to common stockholders	$73,248	$48,878

Weighted average common shares outstanding - basic:
Class A Common Stock	195,567	189,440
Class B Convertible Common Stock	23,955	24,117
Total weighted average common shares outstanding - basic	219,522	213,557
Stock options	8,649	6,583
Preferred stock	9,983	9,983
Weighted average common shares outstanding - diluted	238,154	230,123

Earnings per common share - basic:
Class A Common Stock	$0.34	$0.23
Class B Convertible Common Stock	$0.31	$0.21
Earnings per common share - diluted	$0.32	$0.22

Stock options to purchase 3.7 million and 4.9 million shares of Class A Common Stock at a weighted average price per share of $27.24 and $16.63 were outstanding during the three months ended May 31, 2005, and May 31, 2004, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.

10)	STOCK-BASED COMPENSATION:

The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended. (See Note 16 for additional discussion regarding Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which will become effective for the Company beginning March 1, 2006). Options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company’s stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended May 31,
	2005	2004
(in thousands, except per share data)
Net income, as reported	$75,699	$51,329
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,328)	(2,634)
Pro forma net income	$72,378	$48,710

Earnings per common share - basic:
Class A Common Stock, as reported	$0.34	$0.23
Class B Convertible Common Stock, as reported	$0.31	$0.21

Class A Common Stock, pro forma	$0.32	$0.22
Class B Convertible Common Stock, pro forma	$0.29	$0.20

Earnings per common share - diluted, as reported	$0.32	$0.22
Earnings per common share - diluted, pro forma	$0.30	$0.21

11)	COMPREHENSIVE (LOSS) INCOME:

Comprehensive (loss) income consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive (loss) income is as follows:

	For the Three Months Ended May 31,
	2005	2004
(in thousands)
Net income	$75,699	$51,329
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $23,458 and $16,498, respectively	(113,424)	(104,745)
Cash flow hedges:
Net derivative losses, net of tax benefit of $7,327 and $9,464, respectively	(12,661)	(21,896)
Reclassification adjustments, net of tax benefit (expense) of $1,086 and ($1,503), respectively	(2,252)	3,411
Net cash flow hedges	(14,913)	(18,485)
Unrealized gains on marketable equity securities, net of tax expense of $78	-	182
Minimum pension liability adjustment, net of tax expense of ($1,792) and ($498), respectively	4,175	1,131
Total comprehensive (loss) income	$(48,463)	$(70,588)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Unrealized (Loss) Gain on Marketable Equity Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in thousands)
Balance, February 28, 2005	$473,949	$37,316	$-	$(79,422)	$431,843
Current period change	(113,424)	(14,913)	-	4,175	(124,162)
Balance, May 31, 2005	$360,525	$22,403	$-	$(75,247)	$307,681

12)    ACQUISITION-RELATED INTEGRATION COSTS:

For the three months ended May 31, 2005, the Company recorded $6.4 million of acquisition-related integration costs associated with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $1.4 million of employee-related costs and $5.0 million of facilities and other one-time costs.

13)	RESTRUCTURING AND RELATED CHARGES:

For the three months ended May 31, 2005, the Company recorded $1.9 million of restructuring and related charges associated primarily with the Robert Mondavi Plan which included $1.2 million of employee termination benefit costs and $0.7 million of facility consolidation and relocation costs. For the three months ended May 31, 2004, the Company recorded $1.6 million of restructuring and related charges associated with the realignment of business operations within the Constellation Wines segment.

The Company is in the process of refining the Robert Mondavi Plan which will be finalized during the Company's year ending February 28, 2006.  Subject to the finalization of the Robert Mondavi Plan, which could result in additional restructuring charges, the Company estimates that the restructuring plans will include (i) a total of $14.1 million of employee termination benefit costs through February 28, 2006, of which $11.7 million has been incurred through May 31, 2005, (ii) a total of $19.2 million of contract termination costs, all of which were incurred through February 28, 2005, and (iii) a total of $4.2 million of facility consolidation and relocation costs through February 28, 2006, of which $3.6 million has been incurred through May 31, 2005.

The following table illustrates the changes in the restructuring liability balance since February 28, 2005:

	Employee Termination Benefit Costs	Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in thousands)
Balance, February 28, 2005	$15,270	$23,204	$743	$39,217
Robert Mondavi acquisition	635	658	459	1,752
Restructuring charges	1,176	-	704	1,880
Cash expenditures	(9,506)	(5,016)	(161)	(14,683)
Foreign currency adjustments	(36)	(115)	(42)	(193)
Balance, May 31, 2005	$7,539	$18,731	$1,703	$27,973

14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2005, and February 28, 2005, the condensed consolidating statements of income for the three months ended May 31, 2005, and May 31, 2004, and the condensed consolidating statements of cash flows for the three months ended May 31, 2005, and May 31, 2004, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at May 31, 2005
Current assets:
Cash and cash investments	$3,962	$8,866	$6,356	$-	$19,184
Accounts receivable, net	150,115	228,219	443,889	-	822,223
Inventories	39,214	920,102	717,248	(10,405)	1,666,159
Prepaid expenses and other current assets	1,490	146,688	63,394	-	211,572
Intercompany receivable (payable)	284,899	(888,656)	603,757	-	-
Total current assets	479,680	415,219	1,834,644	(10,405)	2,719,138
Property, plant and equipment, net	37,622	761,984	649,906	-	1,449,512
Investments in subsidiaries	4,997,506	1,865,933	-	(6,863,439)	-
Goodwill	-	1,224,222	894,354	-	2,118,576
Intangible assets, net	-	586,686	342,464	-	929,150
Other assets, net	28,639	182,469	73,960	-	285,068
Total assets	$5,543,447	$5,036,513	$3,795,328	$(6,873,844)	$7,501,444

Current liabilities:
Notes payable to banks	$54,000	$-	$8,607	$-	$62,607
Current maturities of long-term debt	60,069	4,104	3,715	-	67,888
Accounts payable	4,058	114,953	268,166	-	387,177
Accrued excise taxes	8,453	24,305	26,239	-	58,997
Other accrued expenses and liabilities	92,789	180,888	286,780	(3,296)	557,161
Total current liabilities	219,369	324,250	593,507	(3,296)	1,133,830
Long-term debt, less current maturities	2,936,774	6,302	25,716	-	2,968,792
Deferred income taxes	(5,543)	357,970	29,628	-	382,055
Other liabilities	1,215	139,689	133,653	-	274,557

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,298	6,443	141,583	(148,026)	2,298
Additional paid-in capital	1,110,327	2,301,961	2,498,737	(4,800,698)	1,110,327
Retained earnings	1,359,284	1,753,673	161,042	(1,923,898)	1,350,101
Accumulated other comprehensive (loss) income	(52,080)	146,225	211,462	2,074	307,681
Treasury stock and other	(28,199)	-	-	-	(28,199)
Total stockholders’ equity	2,391,632	4,208,302	3,012,824	(6,870,548)	2,742,210
Total liabilities and stockholders’ equity	$5,543,447	$5,036,513	$3,795,328	$(6,873,844)	$7,501,444

Condensed Consolidating Balance Sheet at February 28, 2005
Current assets:
Cash and cash investments	$-	$10,095	$7,540	$-	$17,635
Accounts receivable, net	132,997	293,588	423,057	-	849,642
Inventories	35,719	943,711	637,556	(9,251)	1,607,735
Prepaid expenses and other current assets	41,515	163,910	53,598	-	259,023
Intercompany receivable (payable)	450,781	(1,111,951)	661,170	-	-
Total current assets	661,012	299,353	1,782,921	(9,251)	2,734,035
Property, plant and equipment, net	37,476	884,690	674,201	-	1,596,367
Investments in subsidiaries	4,961,521	1,844,354	-	(6,805,875)	-
Goodwill	-	1,242,132	940,537	-	2,182,669
Intangible assets, net	-	587,075	358,575	-	945,650
Other assets, net	28,559	221,642	95,250	-	345,451
Total assets	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

Current liabilities:
Notes payable to banks	$14,000	$-	$2,475	$-	$16,475
Current maturities of long-term debt	60,068	4,307	3,719	-	68,094
Accounts payable	4,237	146,116	194,901	-	345,254
Accrued excise taxes	13,633	41,070	19,653	-	74,356
Other accrued expenses and liabilities	146,837	191,438	298,529	(2,896)	633,908
Total current liabilities	238,775	382,931	519,277	(2,896)	1,138,087
Long-term debt, less current maturities	3,167,852	9,089	27,766	-	3,204,707
Deferred income taxes	(17,255)	377,423	29,718	-	389,886
Other liabilities	1,101	126,173	164,305	-	291,579
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,288	6,443	141,583	(148,026)	2,288
Additional paid-in capital	1,097,177	2,301,961	2,498,737	(4,800,698)	1,097,177
Retained earnings	1,285,762	1,715,182	141,969	(1,866,060)	1,276,853
Accumulated other comprehensive (loss) income	(58,884)	160,044	328,129	2,554	431,843
Treasury stock and other	(28,250)	-	-	-	(28,250)
Total stockholders’ equity	2,298,095	4,183,630	3,110,418	(6,812,230)	2,779,913
Total liabilities and stockholders’ equity	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2005
Gross sales	$247,953	$701,840	$670,689	$(254,173)	$1,366,309
Less - excise taxes	(33,400)	(110,094)	(126,280)	-	(269,774)
Net sales	214,553	591,746	544,409	(254,173)	1,096,535
Cost of product sold	(176,656)	(419,515)	(448,179)	253,821	(790,529)
Gross profit	37,897	172,231	96,230	(352)	306,006
Selling, general and administrative expenses	(37,947)	(62,114)	(57,803)	-	(157,864)
Acquisition-related integration costs	-	(6,428)	(11)	-	(6,439)
Restructuring and related charges	-	(1,191)	(689)	-	(1,880)
Operating (loss) income	(50)	102,498	37,727	(352)	139,823
Equity in earnings (loss) of equity method investees and subsidiaries	35,985	22,107	(1,071)	(57,563)	(542)
Interest income (expense), net	36,840	(75,416)	(8,719)	-	(47,295)
Income before income taxes	72,775	49,189	27,937	(57,915)	91,986
Benefit from (provision for) income taxes	3,198	(10,698)	(8,864)	77	(16,287)
Net income	75,973	38,491	19,073	(57,838)	75,699
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$73,522	$38,491	$19,073	$(57,838)	$73,248

Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2004
Gross sales	$170,540	$488,748	$585,638	$(70,611)	$1,174,315
Less - excise taxes	(31,855)	(109,219)	(105,936)	-	(247,010)
Net sales	138,685	379,529	479,702	(70,611)	927,305
Cost of product sold	(131,112)	(223,744)	(391,766)	69,779	(676,843)
Gross profit	7,573	155,785	87,936	(832)	250,462
Selling, general and administrative expenses	(38,844)	(52,067)	(47,517)	-	(138,428)
Acquisition-related integration costs	-	-	-	-	-
Restructuring charges	-	(1,301)	(312)	-	(1,613)
Operating (loss) income	(31,271)	102,417	40,107	(832)	110,421
Equity in earnings of equity method investees and subsidiaries	68,378	21,012	62	(89,390)	62
Interest income (expense), net	5,499	(28,408)	(7,372)	-	(30,281)
Income before income taxes	42,606	95,021	32,797	(90,222)	80,202
Benefit from (provision for) income taxes	9,555	(26,643)	(11,785)	-	(28,873)
Net income	52,161	68,378	21,012	(90,222)	51,329
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$49,710	$68,378	$21,012	$(90,222)	$48,878

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2005
Net cash (used in) provided by operating activities	$(9,726)	$110,001	$(40,249)	$-	$60,026

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,183)	(10,897)	(19,760)	-	(31,840)
Investment in equity method investee	-	-	(2,286)	-	(2,286)
Payment of accrued earn-out amount	-	(1,648)	-	-	(1,648)
Proceeds from sale of assets	-	92,449	327	-	92,776
Proceeds from sale of equity method investment	-	35,171	-	-	35,171
Proceeds from sale of businesses	-	17,861	-	-	17,861
Net cash (used in) provided by investing activities	(1,183)	132,936	(21,719)	-	110,034

Cash flows from financing activities:
Intercompany financings, net	183,633	(240,288)	56,655	-	-
Net proceeds of notes payable	40,000	-	6,320	-	46,320
Exercise of employee stock options	8,674	-	-	-	8,674
Proceeds from employee stock purchases	31	-	-	-	31
Principal payments of long-term debt	(215,016)	(3,582)	(942)	-	(219,540)
Payment of preferred stock dividends	(2,451)	-	-	-	(2,451)
Net cash provided by (used in) financing activities	14,871	(243,870)	62,033	-	(166,966)

Effect of exchange rate changes on cash and cash investments	-	(296)	(1,249)	-	(1,545)

Net increase (decrease) in cash and cash investments	3,962	(1,229)	(1,184)	-	1,549
Cash and cash investments, beginning of period	-	10,095	7,540	-	17,635
Cash and cash investments, end of period	$3,962	$8,866	$6,356	$-	$19,184

Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2004
Net cash (used in) provided by operating activities	$(41,380)	$28,259	$(33,337)	$-	$(46,458)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,006)	(6,842)	(13,265)	-	(22,113)
Investment in equity method investee	-	-	-	-	-
Payment of accrued earn-out amount	-	(1,338)	-	-	(1,338)
Proceeds from sale of assets	5	3	437	-	445
Proceeds from sale of equity method investment	-	-	-	-	-
Proceeds from sale of businesses	-	-	-	-	-
Net cash used in investing activities	(2,001)	(8,177)	(12,828)	-	(23,006)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Cash flows from financing activities:
Intercompany financing activities, net	22,000	(22,000)	-	-	-
Net proceeds from notes payable	235,000	48	30,843	-	265,891
Exercise of employee stock options	5,814	-	-	-	5,814
Proceeds from employee stock purchases	1	-	-	-	1
Principal payments of long-term debt	(215,014)	(1,430)	(760)	-	(217,204)
Proceeds from equity offerings	(2,451)	-	-	-	(2,451)
Net cash provided by (used in) financing activities	45,350	(23,382)	30,083	-	52,051

Effect of exchange rate changes on cash and cash investments	27	619	(8,926)	-	(8,280)

Net increase (decrease) in cash and cash investments	1,996	(2,681)	(25,008)	-	(25,693)
Cash and cash investments, beginning of period	1,048	4,664	31,424	-	37,136
Cash and cash investments, end of period	$3,044	$1,983	$6,416	$-	$11,443

15)	BUSINESS SEGMENT INFORMATION:

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

The business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and unusual items that affect comparability from its definition of operating income for segment purposes.

For the three months ended May 31, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of adverse grape cost (as described below), acquisition-related integration costs, the flow through of inventory step-up, and restructuring and related charges associated with the Robert Mondavi acquisition of $7.5 million, $6.4 million, $2.0 million and $1.9 million, respectively. For the three months ended May 31, 2004, acquisition-related integration costs, restructuring and related charges and unusual costs consist of financing costs associated with the redemption of the Company’s senior subordinated notes of $10.3 million, restructuring and related charges of $1.6 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $1.3 million. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

Segment information is as follows:

	For the Three Months Ended May 31,
	2005	2004
(in thousands)
Constellation Wines:
Net sales:
Branded wine	$495,356	$363,883
Wholesale and other	255,227	247,235
Net sales	$750,583	$611,118
Segment operating income	$95,993	$67,659
Equity in (loss) earnings of equity method investees	$(542)	$62
Long-lived assets	$1,352,787	$969,046
Investment in equity method investees	$212,918	$7,686
Total assets	$6,613,599	$4,697,738
Capital expenditures	$30,350	$19,529
Depreciation and amortization	$24,940	$18,932

Constellation Beers and Spirits:
Net sales:
Imported beers	$260,433	$236,896
Spirits	85,519	79,291
Net sales	$345,952	$316,187
Segment operating income	$75,990	$67,852
Long-lived assets	$81,665	$79,186
Total assets	$828,491	$778,492
Capital expenditures	$754	$1,826
Depreciation and amortization	$2,569	$2,760

Corporate Operations and Other:
Net sales	$-	$-
Segment operating loss	$(14,293)	$(11,869)
Long-lived assets	$15,060	$12,474
Total assets	$59,354	$72,844
Capital expenditures	$736	$758
Depreciation and amortization	$1,770	$2,563

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(17,867)	$(13,221)

	For the Three Months Ended May 31,
	2005	2004
(in thousands) Consolidated:
Net sales	$1,096,535	$927,305
Operating income	$139,823	$110,421
Equity in (loss) earnings of equity method investees	$(542)	$62
Long-lived assets	$1,449,512	$1,060,706
Investment in equity method investees	$212,918	$7,686
Total assets	$7,501,444	$5,549,074
Capital expenditures	$31,840	$22,113
Depreciation and amortization	$29,279	$24,255

16)	ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 for fiscal years beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 151 on its consolidated financial statements.

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

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. Although FSP FAS 109-2 is effective immediately, the Company is currently assessing the impact of guidance issued by the Treasury Department and the Internal Revenue Service on May 10, 2005, as well as the relevance of additional guidance expected to be issued. The Company expects to complete its evaluation of the effects of the repatriation provision during the second half of fiscal 2006.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 154 on its consolidated financial statements.

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

The Company reports its operating results in three segments: Constellation Wines (branded wines, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and unusual items that affect comparability from its definition of operating income for segment purposes.

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

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each geographic market. Market dynamics and consumer trends vary significantly across the Company’s three core geographic markets - North America (primarily the U.S.), Europe (primarily the U.K.) and Australasia (primarily Australia and New Zealand). Within the U.S. market, the Company offers a wide range of beverage alcohol products across the Constellation Wines segment and the Constellation Beers and Spirits segment. In Europe, the Company leverages its position as the largest wine supplier in the U.K. In addition, the Company leverages its U.K. wholesale business as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products primarily to large national on-premise accounts. Within Australasia, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest wine producers in Australia.

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

Additionally, the supply of certain raw materials, particularly grapes, as well as consumer demand, can affect the overall competitive environment. Two years of lighter than expected California grape harvests, combined with a reduction in wine grape acreage in California, has brought the U.S. grape supply more into balance with demand. This has led to an overall firming of the pricing of wine grape varietals from California. Two years of record Australian grape harvests have contributed to an oversupply of certain red grape varietals. This has led to an overall reduction in grape costs for these varietals, which may affect markets for Australian red wines around the world.

In First Quarter 2006 (as defined below), the Company’s results of operations benefited from the inclusion of a full quarter of operations of Robert Mondavi (as defined below). The Company’s net sales increased 18% over First Quarter 2005 (as defined below) primarily from increases in branded wine net sales and imported beer net sales and a favorable foreign currency impact. Operating income increased 27% over the comparable prior year period primarily due to the favorable sales mix shift to higher margin wine brands acquired in the Robert Mondavi acquisition. Lastly, as a result of the above factors and a lower income tax provision due to the benefit from a reversal of an income tax accrual related to the completion of various income tax examinations, slightly offset by increased interest expense for First Quarter 2006, net income increased 47% over the comparable prior year period.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended May 31, 2005 (“First Quarter 2006”), compared to the three months ended May 31, 2004 (“First Quarter 2005”), and (ii) financial liquidity and capital resources for First Quarter 2006. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2006 (“Fiscal 2006”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (“Fiscal 2005”).

Common Stock Splits

During April 2005, the Board of Directors of the Company approved two-for-one stock splits of the Company’s Class A Common Stock and Class B Common Stock, which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Share and per share amounts in this Quarterly Report on Form 10-Q are adjusted to give effect to these common stock splits.

Acquisition in Fiscal 2005 and Equity Method Investment

Acquisition of Robert Mondavi

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. In connection with the production of its products, Robert Mondavi owns, operates and has an interest in certain wineries and controls certain vineyards. Robert Mondavi produces, markets and sells premium, super premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. In the United States, Woodbridge is the leading domestic premium wine brand and Robert Mondavi Private Selection is the leading super-premium wine brand.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of Robert Mondavi’s sales are generated in the United States. The Company intends to leverage the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure. Distribution of the Robert Mondavi brands in certain European markets is in progress and the brands are expected to be available to consumers in late summer / early fall of 2005.

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

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Robert Mondavi is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up and adverse grape cost, acquisition-related integration costs, restructuring and related charges, and interest expense associated with the 2004 Credit Agreement (as defined below). Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has realized net proceeds of $145.4 million from the sale of certain of these assets during First Quarter 2006. Total net proceeds from the sale of these assets since the date of acquisition through May 31, 2005, are $155.3 million. The Company expects to receive net proceeds of approximately $150 million to $175 million from the sale of these assets during Fiscal 2006. No gain or loss is expected to be recognized upon the sale of these assets.

Investment in Ruffino

On December 3, 2004, the Company purchased a 40 percent interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for $89.2 million, including direct acquisition costs of $7.0 million. As of February 1, 2005, the Constellation Wines segment began distributing Ruffino’s products in the United States. The Company accounts for the investment under the equity method; accordingly, the results of operations of Ruffino from December 3, 2004, are included in the equity in (loss) earnings of equity method investees line in the Company’s Consolidated Statements of Income.

Results of Operations

First Quarter 2006 Compared to First Quarter 2005

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for First Quarter 2006 and First Quarter 2005.

	First Quarter 2006 Compared to First Quarter 2005
	Net Sales
	2006	2005	% Increase
Constellation Wines:
Branded wine	$495.4	$363.9	36%
Wholesale and other	255.2	247.2	3%
Constellation Wines net sales	$750.6	$611.1	23%
Constellation Beers and Spirits:
Imported beers	$260.4	$236.9	10%
Spirits	85.5	79.3	8%
Constellation Beers and Spirits net sales	$345.9	$316.2	9%
Consolidated Net Sales	$1,096.5	$927.3	18%

Net sales for First Quarter 2006 increased to $1,096.5 million from $927.3 million for First Quarter 2005, an increase of $169.2 million, or 18%. This increase resulted primarily from an increase in branded wine net sales of $122.2 million (on a constant currency basis) and imported beer net sales of $23.5 million. The increase in branded wine net sales is due primarily to $89.6 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $13.4 million of net sales of Ruffino brands, which the Company began distributing in the U.S. on February 1, 2005. In addition, net sales benefited from a favorable foreign currency impact of $20.1 million.

Constellation Wines

Net sales for Constellation Wines increased to $750.6 million for First Quarter 2006 from $611.1 million in First Quarter 2005, an increase of $139.5 million, or 23%. Branded wine net sales increased $131.6 million primarily from $89.6 million of net sales of branded wines acquired in the Robert Mondavi acquisition, $13.4 million of net sales of Ruffino brands and a favorable foreign currency impact of $9.4 million. Wholesale and other net sales increased $7.8 million but were down slightly on a constant currency basis as growth in the U.K. wholesale business was more than offset by a decrease in other net sales. Wholesale and other net sales benefited from a favorable foreign currency impact of $10.7 million.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $346.0 million for First Quarter 2006 from $316.2 million for First Quarter 2005, an increase of $29.8 million, or 9%. This increase resulted from increases in imported beers net sales of $23.5 million and spirits net sales of $6.2 million. The growth in imported beers net sales is primarily due to volume growth in the Company’s Mexican beer portfolio. The growth in spirits net sales is attributable to an increase in the Company’s contract production net sales partially offset by a slight decrease in branded spirits net sales.

Gross Profit

The Company’s gross profit increased to $306.0 million for First Quarter 2006 from $250.5 million for First Quarter 2005, an increase of $55.5 million, or 22%. The Constellation Wines segment’s gross profit increased $54.8 million primarily from the additional gross profit of $46.8 million due to the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s gross profit increased $9.0 million primarily due to volume growth in the Company’s Mexican beer portfolio. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $8.3 million in First Quarter 2006 versus First Quarter 2005. This increase resulted from increased flow through of inventory step-up and adverse grape cost associated with the Robert Mondavi acquisition. Gross profit as a percent of net sales increased to 27.9% for First Quarter 2006 from 27.0% for First Quarter 2005 primarily due to sales of higher-margin wine brands acquired in the Robert Mondavi acquisition partially offset by the higher unusual costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $157.9 million for First Quarter 2006 from $138.4 million for First Quarter 2005, an increase of $19.4 million, or 14%. The Constellation Wines segment’s selling, general and administrative expenses increased $26.6 million primarily due to increased selling expenses, general and administrative expenses, and advertising expenses to support the growth in the segment’s business, including additional costs related to the brands acquired in the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased slightly, as increased advertising and selling expenses were partially offset by lower general and administrative expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $2.4 million primarily due to increased general and administrative expenses to support the Company’s growth. Lastly, there was a decrease of $10.3 million of unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. The First Quarter 2005 costs consisted of financing costs recorded in connection with the Company’s redemption of its $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the “Senior Subordinated Notes”). There were no unusual costs in First Quarter 2006. Selling, general and administrative expenses as a percent of net sales decreased to 14.4% for First Quarter 2006 as compared to 14.9% for First Quarter 2005 primarily due to no unusual costs in First Quarter 2006 partially offset by the increase in the Constellation Wines segment’s selling, general and administrative expenses growing at a faster rate than the increase in the segment's net sales.  The Constellation Wines segment’s selling, general and administrative expenses as a percent of net sales was impacted by the inclusion of the Robert Mondavi business, which has a higher percentage of selling, general and administrative expenses to net sales than the segment’s base business.

Acquisition-Related Integration Costs

The Company recorded $6.4 million of acquisition-related integration costs for First Quarter 2006 in connection with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $1.4 million of employee-related costs and $5.0 million of facilities and other one-time costs.  For Fiscal 2006, the Company expects to incur total acquisition-related integration costs of $10.3 million.

Restructuring and Related Charges

The Company recorded $1.9 million of restructuring and related charges for First Quarter 2006 associated primarily with the Robert Mondavi Plan. Restructuring and related charges included $1.2 million of employee termination benefit costs and $0.7 million of facility consolidation and relocation costs. The Company recorded $1.6 million of restructuring and related charges for First Quarter 2005 associated with the realignment of business operations within the Constellation Wines segment (the “Fiscal 2004 Plan”).

The Company is in the process of refining the Robert Mondavi Plan which will be finalized during Fiscal 2006. For Fiscal 2006, subject to finalization of the Robert Mondavi Plan, which could result in additional restructuring charges, the Company expects to incur total restructuring and related charges of $4.3 million associated primarily with the Robert Mondavi Plan.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for First Quarter 2006 and First Quarter 2005.

	First Quarter 2006 Compared to First Quarter 2005
	Operating Income (Loss)
	2006	2005	% Increase
Constellation Wines	$96.0	$67.7	42%
Constellation Beers and Spirits	76.0	67.8	12%
Corporate Operations and Other	(14.3)	(11.9)	20%
Total Reportable Segments	157.7	123.6	28%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(17.9)	(13.2)	36%
Consolidated Operating Income	$139.8	$110.4	27%

As a result of the factors discussed above, consolidated operating income increased to $139.8 million for First Quarter 2006 from $110.4 million for First Quarter 2005, an increase of $29.4 million, or 27%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $17.9 million for First Quarter 2006 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated with the Company’s acquisition of Robert Mondavi of $7.5 million, $6.4 million and $2.0 million, respectively, and restructuring and related charges of $1.9 million in the Constellation Wines segment associated primarly with the Robert Mondavi Plan. Acquisition-related integration costs, restructuring and related charges and unusual costs of $13.2 million for First Quarter 2005 represent financing costs associated with the redemption of the Company’s Senior Subordinated Notes of $10.3 million, restructuring and related charges associated with the Fiscal 2004 Plan of $1.6 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $1.3 million.

Interest Expense, Net

Interest expense, net of interest income of $0.9 million and $0.5 million for First Quarter 2006 and First Quarter 2005, respectively, increased to $47.3 million for First Quarter 2006 from $30.3 million for First Quarter 2005, an increase of $17.0 million, or 56%. The increase resulted from higher average borrowings in First Quarter 2006 primarily due to the Robert Mondavi acquisition and the investment in Ruffino in the fourth quarter of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate was 17.7% for First Quarter 2006 and 36.0% for First Quarter 2005, a decrease of 18.3%. This decrease is due to a non-cash reduction in the Company’s provision for income taxes of $16.2 million, or 17.6%, as a result of adjustments to income tax accruals in connection with the completion of various income tax examinations. The Company expects the effective tax rate for Fiscal 2006 to more closely approximate its prior year's effective tax rate before giving effect to the $16.2 million adjustment.

Net Income

As a result of the above factors, net income increased to $75.7 million for First Quarter 2006 from $51.3 million for First Quarter 2005, an increase of $24.4 million, or 47%.

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

First Quarter 2006 Cash Flows

Operating Activities

Net cash provided by operating activities for First Quarter 2006 was $60.0 million, which resulted from $77.7 million of net income, plus $44.7 million of net non-cash items charged to the Consolidated Statement of Income and $30.3 million of cash proceeds credited to accumulated other comprehensive income (“AOCI”) within the Consolidated Balance Sheet, less $92.7 million representing the net change in the Company’s operating assets and liabilities. The net non-cash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The net change in operating assets and liabilities resulted primarily from a seasonal increase in inventories and seasonal decreases in accrued salaries and commissions, accrued excise taxes and income taxes payable, partially offset by seasonal increases in accounts payable.

Investing Activities

Net cash provided by investing activities for First Quarter 2006 was $110.0 million, which resulted primarily from $145.8 million of net proceeds from sales of assets, equity method investment, and businesses, primarily attributable to sales of non-strategic Robert Mondavi assets, partially offset by $31.8 million of capital expenditures.

Financing Activities

Net cash used in financing activities for First Quarter 2006 was $167.0 million resulting primarily from principal payments of long-term debt of $219.5 million partially offset by net proceeds of $46.3 million from notes payable.

During June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of July 11, 2005, the Company had purchased a total of 8,150,688 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $5.51 per share. No shares were repurchased during First Quarter 2006 under the Company’s share repurchase program.

Debt

Total debt outstanding as of May 31, 2005, amounted to $3,099.3 million, a decrease of $190.0 million from February 28, 2005. The ratio of total debt to total capitalization decreased to 53.0% as of May 31, 2005, from 54.2% as of February 28, 2005.

Senior Credit Facilities

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of May 31, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$45,000	$-	$45,000
2007	67,500	-	67,500
2008	97,500	15,299	112,799
2009	120,000	15,299	135,299
2010	127,500	15,299	142,799
Thereafter	112,500	1,449,603	1,562,103
	$570,000	$1,495,500	$2,065,500

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of May 31, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the LIBOR margin on the tranche B term loan facility is 1.75%.

The Company’s obligations are guaranteed by substantially all of  its U.S. subsidiaries and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of May 31, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of May 31, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $570.0 million bearing a weighted average interest rate of 4.3%, tranche B term loans of $1,495.5 million bearing a weighted average interest rate of 5.0%, revolving loans of $54.0 million bearing a weighted average interest rate of 4.4%, undrawn revolving letters of credit of $36.2 million, and $409.8 million in revolving loans available to be drawn.

At February 28, 2005, the Company had outstanding five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. In March 2005, the Company monetized the value of the interest rate swaps by replacing them with new five year delayed start interest rate swap agreements effective March 1, 2006, which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%.

Foreign Subsidiary Facilities

The Company has additional credit arrangements available totaling $177.2 million as of May 31, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2005, amounts outstanding under the foreign subsidiary credit arrangements were $38.0 million.

Senior Notes

As of May 31, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “Senior Notes”). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of May 31, 2005, the Company had outstanding £1.0 million ($1.8 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of May 31, 2005, the Company had outstanding £154.0 million ($279.4 million, net of $0.4 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of May 31, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

As of May 31, 2005, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

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

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. Although FSP FAS 109-2 is effective immediately, the Company is currently assessing the impact of guidance issued by the Treasury Department and the Internal Revenue Service on May 10, 2005, as well as the relevance of additional guidance expected to be issued. The Company expects to complete its evaluation of the effects of the repatriation provision during the second half of fiscal 2006.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 154 on its consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position and prospects, are forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-Q are also subject to the following risks and uncertainties: the successful integration of the Robert Mondavi business into that of the Company; final management determinations and independent appraisals vary materially from current management estimates of (i) the fair value of the assets acquired and the liabilities assumed in the Robert Mondavi acquisition and (ii) the fair value of assets and liabilities of Ruffino; the Company achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company’s competitors; raw material supply, production or shipment difficulties could adversely affect the Company’s ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company’s products and/or result in higher than expected selling, general and administrative expenses; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in interest rates and foreign currency exchange rates. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of May 31, 2005, the Company had exposures to foreign currency risk primarily related to the Australian dollar, British pound sterling, euro, New Zealand dollar, Canadian dollar, Chilean peso and Mexican peso.

As of May 31, 2005, and May 31, 2004, the Company had outstanding foreign exchange derivative instruments with a notional value of $675.0 million and $727.0 million, respectively. Approximately 77% of the Company’s total exposures were hedged as of May 31, 2005. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2005, and May 31, 2004, the fair value of open foreign exchange contracts would have been decreased by $69.1 million and $77.0 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $992.8 million and $1,001.6 million as of May 31, 2005, and May 31, 2004, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2005, and May 31, 2004, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $37.9 million and $39.2 million, respectively.

As of May 31, 2005, the Company had outstanding five-year interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. A hypothetical 1% increase from prevailing interest rates as of May 31, 2005, would have increased the fair value of the interest rate swaps by $43.4 million. As of May 31, 2004, the Company had no interest rate swap agreements outstanding.

In addition to the $992.8 million and $1,001.6 million estimated fair value of fixed rate debt outstanding as of May 31, 2005, and May 31, 2004, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of May 31, 2005, and May 31, 2004, of $2,141.1 million and $1,120.6 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of May 31, 2005, and May 31, 2004, is $21.4 million and $6.3 million, respectively.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended May 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 1 - 31, 2005	-	$-	-	$55,122,140
April 1 - 30, 2005	-	-	-	55,122,140
May 1 - 31, 2005	-	-	-	55,122,140
Total	-	$-	-	$55,122,140

(1) In June 1998, the Company’s Board of Directors authorized the repurchase from time to time of up to $100.0 million of the Company’s Class A and
 Class B Common Stock. The program does not have a specified expiration date. The Company did not repurchase any shares under this program during the period March 1, 2005 through and including May 31, 2005.

Item 6.    Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 36 of this Report.
The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: July 11, 2005	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: July 11, 2005	By:	/s/ Thomas S. Summer
Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS
Exhibit No
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
2.1
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

2.2
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
4.1
Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference). (1)

4.2
Supplemental Indenture No. 2, with respect to 8 5/8% Senior Notes due 2006, dated as of August 4, 1999, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 1999 and incorporated herein by reference). (1)

4.3
Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference). (1)

4.4
Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference). (1)

4.5
Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference). (1)

4.6
Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.7
Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).

4.8
Supplemental Indenture No. 8, dated as of March 27, 2003, by and among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.9
Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.10
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

4.18
Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.19
Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.20
Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.21
Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.22
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

4.24
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

4.25
Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2003, filed July 30, 2003 and incorporated herein by reference).

4.26
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

(10)	Material contracts.
10.1	2006 Fiscal Year Award Program to the Company’s Annual Management Incentive Plan (filed herewith). (2) (3)

10.2
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). (2)

10.3
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). (2)

10.4
Description of Compensation Arrangements for Certain Executive Officers (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 and incorporated herein by reference). (2)

(11)	Statement re computation of per share earnings.
Not applicable.
(15)	Letter re unaudited interim financial information.
Not applicable.
(18)	Letter re change in accounting principles.
Not applicable.
(19)	Report furnished to security holders.
Not applicable.
(22)	Published report regarding matters submitted to a vote of security holders.
Not applicable.
(23)	Consents of experts and counsel.
Not applicable.
(24)	Power of attorney.
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
(32)	Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
(99)	Additional Exhibits.
99.1	Not applicable.
(100)	XBRL-Related Documents.
Not applicable.

(1) Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

(2) Designates management contract or compensatory plan or arrangement.

(3) This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

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