Form 10-Q
period 2005-08-31
CONSTELLATION BRANDS, INC.
filed 2005-10-11
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2005, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	197,159,532
Class B Common Stock, Par Value $.01 Per Share	23,888,038

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	August 31,	February 28,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash investments	$18,667	$17,635
Accounts receivable, net	890,639	849,642
Inventories	1,615,571	1,607,735
Prepaid expenses and other	209,629	259,023
Total current assets	2,734,506	2,734,035
PROPERTY, PLANT AND EQUIPMENT, net	1,439,735	1,596,367
GOODWILL	2,174,225	2,182,669
INTANGIBLE ASSETS, net	886,983	945,650
OTHER ASSETS, net	227,924	345,451
Total assets	$7,463,373	$7,804,172

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$71,509	$16,475
Current maturities of long-term debt	213,358	68,094
Accounts payable	362,084	345,254
Accrued excise taxes	70,702	74,356
Other accrued expenses and liabilities	589,285	633,908
Total current liabilities	1,306,938	1,138,087
LONG-TERM DEBT, less current maturities	2,704,467	3,204,707
DEFERRED INCOME TAXES	356,238	389,886
OTHER LIABILITIES	261,711	291,579
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at August 31, 2005, and February 28, 2005 (Aggregate liquidation preference of $172,951 at August 31, 2005)	2	2
Class A Common Stock, $.01 par value- Authorized, 300,000,000 shares; Issued, 201,665,343 shares at August 31, 2005, and 199,885,616 shares at February 28, 2005	2,017	1,999
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,896,938 shares at August 31, 2005, and 28,966,060 shares at February 28, 2005	289	289
Additional paid-in capital	1,125,219	1,097,177
Retained earnings	1,430,070	1,276,853
Accumulated other comprehensive income	303,676	431,843
	2,861,273	2,808,163
Less-Treasury stock-
Class A Common Stock, 4,619,981 shares at August 31, 2005, and 4,823,650 shares at February 28, 2005, at cost	(24,855)	(25,984)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2005, and February 28, 2005, at cost	(2,207)	(2,207)
	(27,062)	(28,191)
Less-Unearned compensation-restricted stock awards	(192)	(59)
Total stockholders' equity	2,834,019	2,779,913
Total liabilities and stockholders' equity	$7,463,373	$7,804,172

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004

SALES	$2,834,974	$2,474,557	$1,468,665	$1,300,242
Less - Excise taxes	(546,480)	(510,311)	(276,706)	(263,301)
Net sales	2,288,494	1,964,246	1,191,959	1,036,941
COST OF PRODUCT SOLD	(1,634,488)	(1,424,101)	(843,959)	(747,258)
Gross profit	654,006	540,145	348,000	289,683
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(321,581)	(270,783)	(163,717)	(132,355)
ACQUISITION-RELATED INTEGRATION COSTS	(14,263)	-	(7,824)	-
RESTRUCTURING AND RELATED CHARGES	(4,142)	(2,782)	(2,262)	(1,169)
Operating income	314,020	266,580	174,197	156,159
EQUITY IN (LOSS) EARNINGS OF EQUITY METHOD INVESTEES	(796)	262	(254)	200
INTEREST EXPENSE, net	(94,180)	(60,681)	(46,885)	(30,400)
Income before income taxes	219,044	206,161	127,058	125,959
PROVISION FOR INCOME TAXES	(60,925)	(74,218)	(44,638)	(45,345)
NET INCOME	158,119	131,943	82,420	80,614
Dividends on preferred stock	(4,902)	(4,902)	(2,451)	(2,451)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$153,217	$127,041	$79,969	$78,163

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.70	$0.60	$0.37	$0.37
Basic - Class B Common Stock	$0.64	$0.54	$0.33	$0.33
Diluted	$0.66	$0.57	$0.34	$0.35

Weighted average common shares outstanding:
Basic - Class A Common Stock	196,042	190,171	196,520	190,902
Basic - Class B Common Stock	23,930	24,107	23,905	24,098
Diluted	238,611	231,176	239,071	232,293

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended August 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,119	$131,943

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	54,087	43,311
Deferred tax provision	33,301	14,884
Proceeds from settlement of interest rate swap contracts	30,269	-
Amortization of intangible and other assets	4,051	5,756
Loss on disposal of assets	1,737	2,813
Equity in loss (earnings) of equity method investees	796	(262)
Stock-based compensation expense	67	53
Amortization of discount on long-term debt	39	35
Noncash portion of loss on extinguishment of debt	-	1,799
Change in operating assets and liabilities, net of effects from sales of businesses:
Accounts receivable, net	(66,083)	(169,792)
Inventories	(74,478)	(119,808)
Prepaid expenses and other current assets	(5,526)	(36,251)
Accounts payable	44,561	145,195
Accrued excise taxes	(2,221)	22,085
Other accrued expenses and liabilities	(3,928)	20,502
Other, net	(669)	(8,113)
Total adjustments	16,003	(77,793)
Net cash provided by operating activities	174,122	54,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	111,963	1,024
Proceeds from sale of equity method investment	35,953	-
Proceeds from sale of businesses	17,861	-
Purchases of property, plant and equipment	(62,962)	(50,910)
Investment in equity method investee	(2,286)	-
Payment of accrued earn-out amount	(1,648)	(1,339)
Other investing activities	(5,008)	-
Net cash provided by (used in) investing activities	93,873	(51,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(336,677)	(234,676)
Payment of preferred stock dividends	(4,902)	(4,902)
Net proceeds from notes payable	55,050	192,472
Exercise of employee stock options	17,334	17,351
Proceeds from employee stock purchases	3,044	2,432
Payment of issuance costs of long-term debt	-	(901)
Net cash used in financing activities	(266,151)	(28,224)

Effect of exchange rate changes on cash and cash investments	(812)	(2,069)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	1,032	(27,368)
CASH AND CASH INVESTMENTS, beginning of period	17,635	37,136
CASH AND CASH INVESTMENTS, end of period	$18,667	$9,768

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005

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

2)    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision (see Note 8).

3)    ACQUISITIONS:

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. In connection with the production of its products, Robert Mondavi owns, operates and has an interest in certain wineries and controls certain vineyards. Robert Mondavi produces, markets and sells premium, super premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company's president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery.

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

The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The Robert Mondavi acquisition provides the Company with a greater presence in the growing premium, super-premium and fine wine sectors within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom and other “new world” wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company expects to incur direct acquisition costs of $11.2 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined in Note 7). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Robert Mondavi, including the factors described above, as well as an estimated benefit from operating cost synergies.

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and have been included in the Consolidated Statement of Income since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Robert Mondavi acquisition at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets and liabilities, and refining its restructuring plan which is under development and will be finalized during the Company’s year ending February 28, 2006 (see Note 15). Accordingly, the allocation of the purchase price is subject to refinement. Estimated fair values at December 22, 2004, are as follows:

(in thousands)
Current assets	$508,461
Property, plant and equipment	438,660
Other assets	129,329
Trademarks	138,000
Goodwill	630,687
Total assets acquired	1,845,137

Current liabilities	305,373
Long-term liabilities	497,903
Total liabilities assumed	803,276

Net assets acquired	$1,041,861

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has realized net proceeds of $164.0 million and $18.6 million from the sale of certain of these assets during the six months and three months ended August 31, 2005, respectively. The remaining assets classified as held for sale as of August 31, 2005, are insignificant. No gain or loss has been recognized upon the sale of these assets.

The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the six months and three months ended August 31, 2005, and August 31, 2004, respectively. The unaudited pro forma results of operations for the six months and three months ended August 31, 2004, give effect to the Robert Mondavi acquisition as if it occurred on March 1, 2004. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands, except per share data)
Net sales	$2,288,494	$2,183,614	$1,191,959	$1,140,696
Income before income taxes	$219,044	$234,701	$127,058	$141,302
Net income	$158,119	$150,398	$82,420	$90,508
Income available to common stockholders	$153,217	$145,496	$79,969	$88,057

Earnings per common share - basic:
Class A Common Stock	$0.70	$0.69	$0.37	$0.41
Class B Common Stock	$0.64	$0.62	$0.33	$0.38
Earnings per common share - diluted	$0.66	$0.65	$0.34	$0.39

Weighted average common shares outstanding - basic:
Class A Common Stock	196,042	190,171	196,520	190,902
Class B Common Stock	23,930	24,107	23,905	24,098
Weighted average common shares outstanding - diluted	238,611	231,176	239,071	232,293

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2005	February 28, 2005
(in thousands)
Raw materials and supplies	$78,535	$71,562
In-process inventories	901,900	957,567
Finished case goods	635,136	578,606
	$1,615,571	$1,607,735

5)	GOODWILL:

The changes in the carrying amount of goodwill for the six months ended August 31, 2005, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in thousands)
Balance, February 28, 2005	$2,031,244	$151,425	$2,182,669
Purchase accounting allocations	40,228	15	40,243
Foreign currency translation adjustments	(50,675)	550	(50,125)
Purchase price earn-out	1,438	-	1,438
Balance, August 31, 2005	$2,022,235	$151,990	$2,174,225

6)	INTANGIBLE ASSETS:

The major components of intangible assets are:

	August 31, 2005		February 28, 2005
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in thousands)
Amortizable intangible assets:
Distributor relationships	$3,700	$3,618	$3,700	$3,679
Distribution agreements	18,882	8,002	12,884	1,666
Other	2,214	1,223	5,230	1,229
Total	$24,796	12,843	$21,814	6,574

Nonamortizable intangible assets:
Trademarks		855,728		920,664
Agency relationships		18,412		18,412
Total		874,140		939,076
Total intangible assets		$886,983		$945,650

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $0.8 million and $1.6 million for the six months ended August 31, 2005, and August 31, 2004, respectively, and $0.4 million and $0.9 million for the three months ended August 31, 2005, and August 31, 2004, respectively. Estimated amortization expense for the remaining six months of fiscal 2006 and for each of the five succeeding fiscal years and thereafter is as follows:

(in thousands)
2006	$1,296
2007	$1,417
2008	$1,101
2009	$1,088
2010	$1,066
2011	$827
Thereafter	$6,048

7)	BORROWINGS:

Senior credit facility -
In connection with the acquisition of Robert Mondavi, on December 22, 2004, the Company and its U.S. subsidiaries (excluding certain inactive subsidiaries), together with certain of its subsidiaries organized in foreign jurisdictions, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2004 Credit Agreement”). The 2004 Credit Agreement provides for aggregate credit facilities of $2.9 billion (subject to increase as therein provided to $3.2 billion), consisting of a $600.0 million tranche A term loan facility due in November 2010, a $1.8 billion tranche B term loan facility due in November 2011, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $60.0 million) which terminates in December 2010. Proceeds of the 2004 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the cash consideration payable in connection with its acquisition of Robert Mondavi, and to pay certain obligations of Robert Mondavi, including indebtedness outstanding under its bank facility and unsecured notes of $355.4 million. The Company uses its revolving credit facility under the 2004 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of August 31, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$-	$-	$-
2007	33,382	-	33,382
2008	89,853	15,299	105,152
2009	110,588	15,299	125,887
2010	117,500	15,299	132,799
Thereafter	103,677	1,449,603	1,553,280
	$455,000	$1,495,500	$1,950,500

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of August 31, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the LIBOR margin on the tranche B term loan facility is 1.75%.

The Company’s obligations are guaranteed by substantially all of its U.S. subsidiaries and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of August 31, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of August 31, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $455.0 million bearing a weighted average interest rate of 4.9%, tranche B term loans of $1,495.5 million bearing a weighted average interest rate of 5.3%, revolving loans of $42.5 million bearing a weighted average interest rate of 4.8%, undrawn revolving letters of credit of $28.1 million, and $429.4 million in revolving loans available to be drawn.

At February 28, 2005, the Company had outstanding five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. In March 2005, the Company monetized the value of the interest rate swaps by replacing them with new five year delayed start interest rate swap agreements effective March 1, 2006, which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from AOCI (as defined in Note 13) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $176.7 million as of August 31, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2005, amounts outstanding under the foreign subsidiary credit arrangements were $57.5 million.

8)	INCOME TAXES:

The Company’s effective tax rate for the six months ended August 31, 2005, and August 31, 2004, was 27.8% and 36%, respectively. The Company’s effective tax rate for the three months ended August 31, 2005, and August 31, 2004, was 35.1% and 36%, respectively. The lower effective tax rate for the six months ended August 31, 2005, was partially due to adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations. Additionally, the American Jobs Creation Act of 2004 (“AJCA”) includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. During the three months ended August 31, 2005, the Company concluded its evaluation regarding the impact of the AJCA on distributions of certain foreign earnings. Management has concluded that a minimum of $45.0 million of foreign earnings will be distributed under these provisions. Since the Company does not currently consider its foreign earnings as permanently reinvested, the second quarter provision included a benefit under the AJCA of approximately $6.0 million related to this planned distribution. The Company continues to evaluate the potential for additional distributions of foreign earnings under the AJCA ranging from $0 to $80.0 million with an estimated additional benefit in the range of $0 to $7.0 million. This additional evaluation is expected to be complete prior to the end of fiscal 2006.

9)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands)
Service cost	$1,074	$1,074	$534	$531
Interest cost	9,027	8,008	4,445	4,033
Expected return on plan assets	(8,683)	(8,458)	(4,276)	(4,257)
Amortization of prior service cost	96	5	48	3
Recognized net actuarial loss	1,468	1,251	722	630
Net periodic benefit cost	$2,982	$1,880	$1,473	$940

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands)
Service cost	$107	$103	$54	$51
Interest cost	151	166	75	83
Amortization of prior service cost	(27)	4	(13)	2
Recognized net actuarial loss	12	11	6	6
Net periodic benefit cost	$243	$284	$122	$142

    Contributions of $3.2 million and $1.1 million have been made by the Company to fund its defined benefit pension plans for the six months and three months ended August 31, 2005, respectively. The Company presently anticipates contributing an additional $5.1 million to fund its defined benefit pension plans during the year ending February 28, 2006, resulting in total employer contributions of $8.3 million for the year ending February 28, 2006.

10)    STOCKHOLDERS’ EQUITY:

In July 2005, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 275,000,000 shares to 300,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company's common and preferred stock to 331,000,000 shares.

11)	EARNINGS PER COMMON SHARE:

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

The computation of basic and diluted earnings per common share is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income	$158,119	$131,943	$82,420	$80,614
Dividends on preferred stock	(4,902)	(4,902)	(2,451)	(2,451)
Income available to common stockholders	$153,217	$127,041	$79,969	$78,163

Weighted average common shares outstanding - basic:
Class A Common Stock	196,042	190,171	196,520	190,902
Class B Convertible Common Stock	23,930	24,107	23,905	24,098
Total weighted average common shares outstanding - basic	219,972	214,278	220,425	215,000
Stock options	8,656	6,915	8,663	7,310
Preferred stock	9,983	9,983	9,983	9,983
Weighted average common shares outstanding - diluted	238,611	231,176	239,071	232,293

Earnings per common share - basic:
Class A Common Stock	$0.70	$0.60	$0.37	$0.37
Class B Convertible Common Stock	$0.64	$0.54	$0.33	$0.33
Earnings per common share - diluted	$0.66	$0.57	$0.34	$0.35

Stock options to purchase 0.1 million shares of Class A Common Stock at a weighted average price per share of $30.52 and $30.15 were outstanding during the six months and three months ended August 31, 2005, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. There were no anti-dilutive options outstanding during the six months and three months ended August 31, 2004.

12)	STOCK-BASED COMPENSATION:

The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended. (See Note 18 for additional discussion regarding Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which will become effective for the Company beginning March 1, 2006). Options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company’s stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income, as reported	$158,119	$131,943	$82,420	$80,614
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	34	32	27	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,333)	(10,476)	(2,005)	(7,842)
Pro forma net income	$152,820	$121,499	$80,442	$72,789

Earnings per common share - basic:
Class A Common Stock, as reported	$0.70	$0.60	$0.37	$0.37
Class B Convertible Common Stock, as reported	$0.64	$0.54	$0.33	$0.33

Class A Common Stock, pro forma	$0.68	$0.55	$0.36	$0.33
Class B Convertible Common Stock, pro forma	$0.62	$0.50	$0.32	$0.30

Earnings per common share - diluted, as reported	$0.66	$0.57	$0.34	$0.35
Earnings per common share - diluted, pro forma	$0.64	$0.52	$0.34	$0.31

13)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income (loss) is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands)
Net income	$158,119	$131,943	$82,420	$80,614
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $7,414, ($21,295), $744 and $1,458, respectively	(115,262)	(124,245)	(1,838)	(19,500)
Cash flow hedges:
Net derivative losses, net of tax benefit of $7,775, $9,948, $448 and $484, respectively	(14,307)	(23,097)	(1,647)	(1,201)
Reclassification adjustments, net of tax benefit (expense) of $1,778, ($659), $692 and $844, respectively	(3,109)	1,434	(856)	(1,977)
Net cash flow hedges	(17,416)	(21,663)	(2,503)	(3,178)
Unrealized gains (losses) on marketable equity securities, net of tax (expense) benefit of ($17) and $62, respectively	-	39	-	(143)
Minimum pension liability adjustment, net of tax expense of ($1,927), ($813), ($135) and ($316), respectively	4,511	1,921	336	790
Total comprehensive income	$29,952	$(12,005)	$78,415	$58,583

Accumulated other comprehensive income (loss) (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Unrealized Gain (Loss) on Marketable Equity Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in thousands)
Balance, February 28, 2005	$473,949	$37,316	$-	$(79,422)	$431,843
Current period change	(115,262)	(17,416)	-	4,511	(128,167)
Balance, August 31, 2005	$358,687	$19,900	$-	$(74,911)	$303,676

14)    ACQUISITION-RELATED INTEGRATION COSTS:

For the six months ended August 31, 2005, the Company recorded $14.3 million of acquisition-related integration costs associated with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $4.7 million of employee-related costs and $9.6 million of facilities and other one-time costs.

      For the three months ended May 31, 2005, the Company recorded $6.4 million of acquisition-related integration costs associated with Robert Mondavi Plan. Acquisition-related integration costs included $1.4 million of employee-related costs and $5.0 million of facilities and other one-time costs.

For the three months ended August 31, 2005, the Company recorded $7.8 million of acquisition-related integration costs associated with the Robert Mondavi Plan. Acquisition-related integration costs included $3.3 million of employee-related costs and $4.5 million of facilities and other one-time costs.

15)	RESTRUCTURING AND RELATED CHARGES:

For the six months ended August 31, 2005, the Company recorded $4.1 million of restructuring and related charges associated primarily with the Robert Mondavi Plan which included $2.2 million of employee termination benefit costs, $0.6 million of contract termination costs and $1.3 million of facility consolidation and relocation costs. For the six months ended August 31, 2004, the Company recorded $2.8 million of restructuring and related charges associated with the realignment of business operations within the Constellation Wines segment.

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

For the three months ended August 31, 2005, the Company recorded $2.3 million of restructuring and related charges associated primarily with the Robert Mondavi Plan which included $1.0 million of employee termination benefit costs, $0.6 million of contract termination costs and $0.6 million of facility consolidation and relocation costs. For the three months ended August 31, 2004, the Company recorded $1.2 million of restructuring and related charges associated with the realignment of business operations within the Constellation Wines segment.

The Company is in the process of refining the Robert Mondavi Plan which will be finalized during the Company’s year ending February 28, 2006. Subject to the finalization of the Robert Mondavi Plan, which could result in additional restructuring charges, the Company estimates that the restructuring plans will include (i) a total of $13.4 million of employee termination benefit costs through February 28, 2006, of which $12.7 million has been incurred through August 31, 2005, (ii) a total of $20.0 million of contract termination costs, of which $19.9 million has been incurred through August 31, 2005, and (iii) a total of $4.7 million of facility consolidation and relocation costs through February 28, 2006, of which $4.3 million has been incurred through August 31, 2005.

     In connection with the Robert Mondavi acquisition, the Company accrued $49.1 million of liabilities for exit costs as of the acquisition date.  The Robert Mondavi acquisition line item in the table below reflects adjustments to the fair value of liabilities assumed in the acquisition.  The balance of these purchase accounting accruals was $13.5 million and $37.6 million as of August 31, 2005, and February 28, 2005, respectively.

The following table illustrates the changes in the restructuring liability balance since February 28, 2005:

	Employee Termination Benefit Costs	Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in thousands)
Balance, February 28, 2005	$15,270	$23,204	$743	$39,217
Robert Mondavi acquisition	635	658	459	1,752
Restructuring charges	1,176	-	704	1,880
Cash expenditures	(9,506)	(5,016)	(161)	(14,683)
Foreign currency adjustments	(36)	(115)	(42)	(193)
Balance, May 31, 2005	7,539	18,731	1,703	27,973
Robert Mondavi acquisition	1,889	2,038	(787)	3,140
Restructuring charges	1,025	629	608	2,262
Cash expenditures	(5,391)	(11,304)	(817)	(17,512)
Foreign currency adjustments	(19)	(52)	(1)	(72)
Balance, August 31, 2005	$5,043	$10,042	$706	$15,791

     Subsequent to August 31, 2005, the Company initiated a program to consolidate certain west coast production processes in the U.S. through a combination of investment in new assets, reconfiguration of certain existing assets and certain personnel reductions, as well as other personnel reductions in the Constellation Wines segment.  For fiscal 2006, the Company expects to incur total restructuring and related charges of $6.1 million and accelelated depreciation charges of $13.2 million in connection with these initiatives.

16)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2005, and February 28, 2005, the condensed consolidating statements of income for the six months and three months ended August 31, 2005, and August 31, 2004, and the condensed consolidating statements of cash flows for the six months ended August 31, 2005, and August 31, 2004, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and include the recently adopted accounting pronoucements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at August 31, 2005
Current assets:
Cash and cash investments	$3,736	$7,928	$7,003	$-	$18,667
Accounts receivable, net	169,022	260,592	461,025	-	890,639
Inventories	35,726	876,988	722,229	(19,372)	1,615,571
Prepaid expenses and other current assets	1,034	163,866	44,729	-	209,629
Intercompany receivable (payable)	118,898	(786,211)	667,313	-	-
Total current assets	328,416	523,163	1,902,299	(19,372)	2,734,506
Property, plant and equipment, net	38,376	747,947	653,412	-	1,439,735
Investments in subsidiaries	5,140,900	1,867,962	-	(7,008,862)	-
Goodwill	-	1,283,777	890,448	-	2,174,225
Intangible assets, net	-	545,345	341,638	-	886,983
Other assets, net	30,036	127,007	70,881	-	227,924
Total assets	$5,537,728	$5,095,201	$3,858,678	$(7,028,234)	$7,463,373

Current liabilities:
Notes payable to banks	$42,500	$-	$29,009	$-	$71,509
Current maturities of long-term debt	200,071	3,874	9,413	-	213,358
Accounts payable	4,093	135,081	222,910	-	362,084
Accrued excise taxes	9,769	33,575	27,358	-	70,702
Other accrued expenses and liabilities	104,368	204,613	286,270	(5,966)	589,285
Total current liabilities	360,801	377,143	574,960	(5,966)	1,306,938
Long-term debt, less current maturities	2,679,762	5,634	19,071	-	2,704,467
Deferred income taxes	(4,622)	327,868	32,992	-	356,238
Other liabilities	5,671	116,069	139,971	-	261,711

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,306	6,443	141,583	(148,026)	2,306
Additional paid-in capital	1,125,219	2,301,961	2,498,737	(4,800,698)	1,125,219
Retained earnings	1,446,719	1,815,292	244,846	(2,076,787)	1,430,070
Accumulated other comprehensive (loss) income	(50,876)	144,791	206,518	3,243	303,676
Treasury stock and other	(27,254)	-	-	-	(27,254)
Total stockholders’ equity	2,496,116	4,268,487	3,091,684	(7,022,268)	2,834,019
Total liabilities and stockholders’ equity	$5,537,728	$5,095,201	$3,858,678	$(7,028,234)	$7,463,373

Condensed Consolidating Balance Sheet at February 28, 2005
Current assets:
Cash and cash investments	$-	$10,095	$7,540	$-	$17,635
Accounts receivable, net	132,997	293,588	423,057	-	849,642
Inventories	35,719	943,711	637,556	(9,251)	1,607,735
Prepaid expenses and other current assets	41,515	163,910	53,598	-	259,023
Intercompany receivable (payable)	450,781	(1,111,951)	661,170	-	-
Total current assets	661,012	299,353	1,782,921	(9,251)	2,734,035
Property, plant and equipment, net	37,476	884,690	674,201	-	1,596,367
Investments in subsidiaries	4,961,521	1,844,354	-	(6,805,875)	-
Goodwill	-	1,242,132	940,537	-	2,182,669
Intangible assets, net	-	587,075	358,575	-	945,650
Other assets, net	28,559	221,642	95,250	-	345,451
Total assets	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

Current liabilities:
Notes payable to banks	$14,000	$-	$2,475	$-	$16,475
Current maturities of long-term debt	60,068	4,307	3,719	-	68,094
Accounts payable	4,237	146,116	194,901	-	345,254
Accrued excise taxes	13,633	41,070	19,653	-	74,356
Other accrued expenses and liabilities	146,837	191,438	298,529	(2,896)	633,908
Total current liabilities	238,775	382,931	519,277	(2,896)	1,138,087
Long-term debt, less current maturities	3,167,852	9,089	27,766	-	3,204,707
Deferred income taxes	(17,255)	377,423	29,718	-	389,886
Other liabilities	1,101	126,173	164,305	-	291,579
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,288	6,443	141,583	(148,026)	2,288
Additional paid-in capital	1,097,177	2,301,961	2,498,737	(4,800,698)	1,097,177
Retained earnings	1,285,762	1,715,182	141,969	(1,866,060)	1,276,853
Accumulated other comprehensive (loss) income	(58,884)	160,044	328,129	2,554	431,843
Treasury stock and other	(28,250)	-	-	-	(28,250)
Total stockholders’ equity	2,298,095	4,183,630	3,110,418	(6,812,230)	2,779,913
Total liabilities and stockholders’ equity	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2005
Gross sales	$543,575	$1,518,481	$1,316,386	$(543,468)	$2,834,974
Less - excise taxes	(73,052)	(228,491)	(244,937)	-	(546,480)
Net sales	470,523	1,289,990	1,071,449	(543,468)	2,288,494
Cost of product sold	(378,862)	(913,402)	(874,574)	532,350	(1,634,488)
Gross profit	91,661	376,588	196,875	(11,118)	654,006
Selling, general and administrative expenses	(82,230)	(129,053)	(110,298)	-	(321,581)
Acquisition-related integration costs	-	(13,166)	(1,097)	-	(14,263)
Restructuring and related charges	-	(2,740)	(1,402)	-	(4,142)
Operating income (loss)	9,431	231,629	84,078	(11,118)	314,020
Equity in earnings (loss) of equity method investees and subsidiaries	179,379	23,447	(635)	(202,987)	(796)
Interest (expense) income, net	(44,334)	(114,830)	64,984	-	(94,180)
Income before income taxes	144,476	140,246	148,427	(214,105)	219,044
Benefit from (provision for) income taxes	21,383	(40,136)	(45,550)	3,378	(60,925)
Net income	165,859	100,110	102,877	(210,727)	158,119
Dividends on preferred stock	(4,902)	-	-	-	(4,902)
Income available to common stockholders	$160,957	$100,110	$102,877	$(210,727)	$153,217

Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2004
Gross sales	$386,014	$1,043,690	$1,222,083	$(177,230)	$2,474,557
Less - excise taxes	(66,335)	(224,885)	(219,091)	-	(510,311)
Net sales	319,679	818,805	1,002,992	(177,230)	1,964,246
Cost of product sold	(292,303)	(487,190)	(818,003)	173,395	(1,424,101)
Gross profit	27,376	331,615	184,989	(3,835)	540,145
Selling, general and administrative expenses	(72,987)	(102,139)	(95,657)	-	(270,783)
Acquisition-related integration costs	-	-	-	-	-
Restructuring and related charges	-	(1,535)	(1,247)	-	(2,782)
Operating (loss) income	(45,611)	227,941	88,085	(3,835)	266,580
Equity in earnings (loss) of equity method investees and subsidiaries	156,774	46,473	262	(203,247)	262
Interest income (expense), net	10,796	(55,596)	(15,881)	-	(60,681)
Income before income taxes	121,959	218,818	72,466	(207,082)	206,161
Benefit from (provision for) income taxes	13,819	(62,044)	(25,993)	-	(74,218)
Net income	135,778	156,774	46,473	(207,082)	131,943
Dividends on preferred stock	(4,902)	-	-	-	(4,902)
Income available to common stockholders	$130,876	$156,774	$46,473	$(207,082)	$127,041

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2005
Gross sales	$295,622	$816,641	$645,697	$(289,295)	$1,468,665
Less - excise taxes	(39,652)	(118,397)	(118,657)	-	(276,706)
Net sales	255,970	698,244	527,040	(289,295)	1,191,959
Cost of product sold	(202,206)	(493,887)	(426,395)	278,529	(843,959)
Gross profit	53,764	204,357	100,645	(10,766)	348,000
Selling, general and administrative expenses	(44,283)	(66,939)	(52,495)	-	(163,717)
Acquisition-related integration costs	-	(6,738)	(1,086)	-	(7,824)
Restructuring and related charges	-	(1,549)	(713)	-	(2,262)
Operating income (loss)	9,481	129,131	46,351	(10,766)	174,197
Equity in earnings (loss) of equity method investees and subsidiaries	143,394	1,340	436	(145,424)	(254)
Interest (expense) income, net	(81,174)	(39,414)	73,703	-	(46,885)
Income before income taxes	71,701	91,057	120,490	(156,190)	127,058
Benefit from (provision for) income taxes	18,185	(29,438)	(36,686)	3,301	(44,638)
Net income	89,886	61,619	83,804	(152,889)	82,420
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$87,435	$61,619	$83,804	$(152,889)	$79,969

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2004
Gross sales	$215,474	$554,942	$636,445	$(106,619)	$1,300,242
Less - excise taxes	(34,480)	(115,666)	(113,155)	-	(263,301)
Net sales	180,994	439,276	523,290	(106,619)	1,036,941
Cost of product sold	(161,191)	(263,446)	(426,237)	103,616	(747,258)
Gross profit	19,803	175,830	97,053	(3,003)	289,683
Selling, general and administrative expenses	(34,143)	(50,072)	(48,140)	-	(132,355)
Acquisition-related integration costs	-	-	-	-	-
Restructuring charges	-	(234)	(935)	-	(1,169)
Operating (loss) income	(14,340)	125,524	47,978	(3,003)	156,159
Equity in earnings of equity method investees and subsidiaries	88,396	25,461	200	(113,857)	200
Interest income (expense), net	5,297	(27,188)	(8,509)	-	(30,400)
Income before income taxes	79,353	123,797	39,669	(116,860)	125,959
Benefit from (provision for) income taxes	4,264	(35,401)	(14,208)	-	(45,345)
Net income	83,617	88,396	25,461	(116,860)	80,614
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$81,166	$88,396	$25,461	$(116,860)	$78,163

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2005
Net cash (used in) provided by operating activities	$(75,725)	$294,483	$(44,636)	$-	$174,122

Cash flows from investing activities:
Proceeds from sale of assets	-	111,175	788	-	111,963
Proceeds from sale of equity method investment	-	35,953	-	-	35,953
Proceeds from sale of businesses	-	17,861	-	-	17,861
Purchases of property, plant and equipment	(2,959)	(27,032)	(32,971)	-	(62,962)
Investment in equity method investee	-	-	(2,286)	-	(2,286)
Payment of accrued earn-out amount	-	(1,648)	-	-	(1,648)
Other investing activities	-	(5,008)	-	-	(5,008)
Net cash (used in) provided by investing activities	(2,959)	131,301	(34,469)	-	93,873

Cash flows from financing activities:
Intercompany financings, net	368,477	(422,949)	54,472	-	-
Principal payments of long-term debt	(330,033)	(4,809)	(1,835)	-	(336,677)
Payment of preferred stock dividends	(4,902)	-	-	-	(4,902)
Net proceeds of notes payable	28,500	-	26,550	-	55,050
Exercise of employee stock options	17,334	-	-	-	17,334
Proceeds from employee stock purchases	3,044	-	-	-	3,044
Net cash provided by (used in) financing activities	82,420	(427,758)	79,187	-	(266,151)

Effect of exchange rate changes on cash and cash investments	-	(193)	(619)	-	(812)

Net increase (decrease) in cash and cash investments	3,736	(2,167)	(537)	-	1,032
Cash and cash investments, beginning of period	-	10,095	7,540	-	17,635
Cash and cash investments, end of period	$3,736	$7,928	$7,003	$-	$18,667

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2004
Net cash (used in) provided by operating activities	$(20,696)	$122,696	$(47,850)	$-	$54,150

Cash flows from investing activities:
Proceeds from sale of assets	5	3	1,016	-	1,024
Proceeds from sale of equity method investment	-	-	-	-	-
Proceeds from sale of businesses	-	-	-	-	-
Purchases of property, plant and equipment	(4,581)	(19,870)	(26,459)	-	(50,910)
Investment in equity method investee	-	-	-	-	-
Payment of accrued earn-out amount	-	(1,339)	-	-	(1,339)
Other investing activities	-	-	-	-	-
Net cash used in investing activities	(4,576)	(21,206)	(25,443)	-	(51,225)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Cash flows from financing activities:
Intercompany financing activities, net	102,059	(102,059)	-	-	-
Principal payments of long-term debt	(230,029)	(2,489)	(2,158)	-	(234,676)
Payment of preferred stock dividends	(4,902)	-	-	-	(4,902)
Payment of issuance costs of long- term debt	(901)	-	-	-	(901)
Net proceeds from notes payable	139,000	-	53,472	-	192,472
Exercise of employee stock options	17,351	-	-	-	17,351
Proceeds from employee stock purchases	2,432	-	-	-	2,432
Net cash provided by (used in) financing activities	25,010	(104,548)	51,314	-	(28,224)

Effect of exchange rate changes on cash and cash investments	(49)	(315)	(1,705)	-	(2,069)

Net decrease in cash and cash investments	(311)	(3,373)	(23,684)	-	(27,368)
Cash and cash investments, beginning of period	1,048	4,664	31,424	-	37,136
Cash and cash investments, end of period	$737	$1,291	$7,740	$-	$9,768

17)	BUSINESS SEGMENT INFORMATION:

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

For the six months ended August 31, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of acquisition-related integration costs, the flow through of adverse grape cost (as described below), the flow through of inventory step-up, and restructuring and related charges associated primarily with the Robert Mondavi acquisition, and the write-off of due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq of $14.3 million, $13.9 million, $4.6 million, $4.1 million and $3.8 million, respectively. For the six months ended August 31, 2004, acquisition-related integration costs, restructuring and related charges and unusual costs consist of financing costs associated with the redemption of the Company’s senior subordinated notes of $10.3 million, restructuring and related charges of $2.8 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $2.3 million. For the three months ended August 31, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of acquisition-related integration costs and the flow through of adverse grape cost associated with the Robert Mondavi acquisition, the write-off of due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq, the flow through of inventory step-up and restructuring and related charges associated primarily with the Robert Mondavi acquisition of $7.8 million, $6.4 million, $3.8 million, $2.5 million and $2.3 million, respectively. For the three months ended August 31, 2004, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $1.2 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $0.9 million. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and include the recently adopted accounting pronouncements described in Note 2 herein. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands)
Constellation Wines:
Net sales:
Branded wine	$1,051,723	$777,446	$556,367	$413,563
Wholesale and other	499,079	505,396	243,852	258,161
Net sales	$1,550,802	$1,282,842	$800,219	$671,724
Segment operating income	$219,735	$155,404	$123,742	$87,745
Equity in (loss) earnings of equity method investees	$(796)	$262	$(254)	$200
Long-lived assets	$1,340,035	$968,760	$1,340,035	$968,760
Investment in equity method investees	$162,385	$7,806	$162,385	$7,806
Total assets	$6,561,407	$4,832,163	$6,561,407	$4,832,163
Capital expenditures	$57,870	$46,358	$27,520	$26,829
Depreciation and amortization	$48,970	$38,572	$24,030	$19,640

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
(in thousands)
Constellation Beers and Spirits:
Net sales:
Imported beers	$574,632	$526,033	$314,199	$289,137
Spirits	163,060	155,371	77,541	76,080
Net sales	$737,692	$681,404	$391,740	$365,217
Segment operating income	$163,575	$151,663	$87,585	$83,811
Long-lived assets	$84,339	$79,356	$84,339	$79,356
Total assets	$844,868	$783,270	$844,868	$783,270
Capital expenditures	$3,678	$3,093	$2,924	$1,267
Depreciation and amortization	$5,182	$5,478	$2,613	$2,718

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(28,583)	$(25,125)	$(14,290)	$(13,256)
Long-lived assets	$15,361	$13,162	$15,361	$13,162
Total assets	$57,098	$40,217	$57,098	$40,217
Capital expenditures	$1,414	$1,459	$678	$701
Depreciation and amortization	$3,986	$5,017	$2,216	$2,454

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(40,707)	$(15,362)	$(22,840)	$(2,141)

Consolidated:
Net sales	$2,288,494	$1,964,246	$1,191,959	$1,036,941
Operating income	$314,020	$266,580	$174,197	$156,159
Equity in (loss) earnings of equity method investees	$(796)	$262	$(254)	$200
Long-lived assets	$1,439,735	$1,061,278	$1,439,735	$1,061,278
Investment in equity method investees	$162,385	$7,806	$162,385	$7,806
Total assets	$7,463,373	$5,655,650	$7,463,373	$5,655,650
Capital expenditures	$62,962	$50,910	$31,122	$28,797
Depreciation and amortization	$58,138	$49,067	$28,859	$24,812

18)	ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) for interim periods beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements and will take into consideration the additional guidance provided by SAB No. 107 in connection with the Company’s adoption of SFAS No. 123(R).

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

The environment for the Company’s products is competitive in each of the Company’s key geographic markets, due, in part, to industry and retail consolidation. Specifically, in the U.K., the market for branded wine continues to be challenging; furthermore, retailer consolidation is contributing to increased competition and promotional activities among suppliers. Competition in the U.S. beers and spirits markets is normally intense, with domestic beer producers increasing brand spending in an effort to gain market share.

Additionally, the supply of certain raw materials, particularly grapes, as well as consumer demand, can affect the overall competitive environment. Two years of lighter than expected California grape harvests in calendar 2004 and 2003, combined with a reduction in wine grape acreage in California, has brought the U.S. grape supply more into balance with demand. This has led to an overall firming of the pricing of wine grape varietals from California. Two years of record Australian grape harvests have contributed to an oversupply of certain red grape varietals. This has led to an overall reduction in grape costs for these varietals, which may affect markets for Australian red wines around the world.

In Second Quarter 2006 (as defined below), the Company’s results of operations benefited from the inclusion of a full quarter of operations of Robert Mondavi (as defined below). The Company’s net sales increased 15% over Second Quarter 2005 (as defined below) primarily from increases in branded wine net sales and imported beer net sales. Operating income increased 12% over the comparable prior year period primarily due to the favorable sales mix shift to higher margin wine brands acquired in the Robert Mondavi acquisition partially offset by increased acquisition-related integration costs, restructuring and related charges and unusual costs.  Lastly, as a result of the above factors partially offset by increased interest expense for Second Quarter 2006, net income increased 2% over the comparable prior year period.

In Six Months 2006 (as defined below), the Company’s results of operations benefited from the inclusion of a full six months of operations of Robert Mondavi. The Company’s net sales increased 17% over Six Months 2005 (as defined below) primarily from increases in branded wine net sales and imported beer net sales. Operating income increased 18% over the comparable prior year period primarily due to the favorable sales mix shift to higher margin wine brands acquired in the Robert Mondavi acquisition partially offset by increased acquisition-related integration costs, restructuring and related charges and unusual costs. Net income increased 20% over the comparable prior year period as a result of the above factors  combined with a lower income tax provision and increased interest expense.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended August 31, 2005 (“Second Quarter 2006”), compared to the three months ended August 31, 2004 (“Second Quarter 2005”), and for the six months ended August 31, 2005 (“Six Months 2006”), compared to the six months ended August 31, 2004 (“Six Months 2005”), and (ii) financial liquidity and capital resources for Six Months 2006. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2006 (“Fiscal 2006”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (“Fiscal 2005”).

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

Acquisition in Fiscal 2005 and Equity Method Investment

Acquisition of Robert Mondavi

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. In connection with the production of its products, Robert Mondavi owns, operates and has an interest in certain wineries and controls certain vineyards. Robert Mondavi produces, markets and sells premium, super premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. In the United States, Woodbridge is the leading domestic premium wine brand and Robert Mondavi Private Selection is the leading super-premium wine brand. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company's president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of Robert Mondavi’s sales are generated in the United States. The Company intends to leverage the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure. Distribution of the Robert Mondavi Woodbridge brand in the U.K. market is underway and the brand has been introduced into certain U.K. retailers as of the end of August.

The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The Robert Mondavi acquisition provides the Company with a greater presence in the growing premium, super-premium and fine wine sectors within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom and other “new world” wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company expects to incur direct acquisition costs of $11.2 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined below). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Robert Mondavi, including the factors described above, as well as an estimated benefit from operating cost synergies.

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Robert Mondavi is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up and adverse grape cost, acquisition-related integration costs, restructuring and related charges, and interest expense associated with the 2004 Credit Agreement. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has realized net proceeds of $164.0 million and $18.6 million from the sale of certain of these assets during Six Months 2006 and Second Quarter 2006, respectively. Sales of these assets are essentially complete, and, since the date of acquisition through August 31, 2005,  net proceeds from these asset sales total $173.1 million. No gain or loss has been recognized upon the sale of these assets.

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

Results of Operations

Second Quarter 2006 Compared to Second Quarter 2005

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Second Quarter 2006 and Second Quarter 2005.

	Second Quarter 2006 Compared to Second Quarter 2005
	Net Sales
	2006	2005	% Increase / (Decrease)
Constellation Wines:
Branded wine	$556.4	$413.6	35%
Wholesale and other	243.9	258.1	(6)%
Constellation Wines net sales	$800.3	$671.7	19%
Constellation Beers and Spirits:
Imported beers	$314.2	$289.1	9%
Spirits	77.5	76.1	2%
Constellation Beers and Spirits net sales	$391.7	$365.2	7%
Consolidated Net Sales	$1,192.0	$1,036.9	15%

Net sales for Second Quarter 2006 increased to $1,192.0 million from $1,036.9 million for Second Quarter 2005, an increase of $155.1 million, or 15%. This increase resulted primarily from an increase in branded wine net sales of $142.8 million and imported beer net sales of $25.1 million partially offset by a decrease in other net sales of $15.7 million. The increase in branded wine net sales is due primarily to $110.2 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $11.8 million of net sales of Ruffino brands, which the Company began distributing in the U.S. on February 1, 2005. The decrease in other net sales is primarily due to the Company’s fiscal 2004 decision to exit the commodity concentrate business during fiscal 2005. The impact of foreign currency on the Company’s Second Quarter 2006 net sales was insignificant.

Constellation Wines

Net sales for Constellation Wines increased to $800.3 million for Second Quarter 2006 from $671.7 million in Second Quarter 2005, an increase of $128.6 million, or 19%. Branded wine net sales increased $142.8 million primarily from $110.2 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $11.8 million of net sales of Ruffino brands. Wholesale and other net sales decreased $14.2 million as growth in the U.K. wholesale business was more than offset by a decrease in other net sales, including a reduction in net sales from the Company’s divested commodity concentrate business (as noted above), cider and bottled water. The impact of foreign currency on the segment’s Second Quarter 2006 net sales was insignificant.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $391.7 million for Second Quarter 2006 from $365.2 million for Second Quarter 2005, an increase of $26.5 million, or 7%. This increase resulted primarily from an increase in imported beers net sales of $25.1 million. The growth in imported beers net sales is due to volume growth in the Company’s Mexican beer portfolio.

Gross Profit

The Company’s gross profit increased to $348.0 million for Second Quarter 2006 from $289.7 million for Second Quarter 2005, an increase of $58.3 million, or 20%. The Constellation Wines segment’s gross profit increased $60.9 million primarily from the additional gross profit of $57.5 million due to the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s gross profit increased $5.4 million primarily due to volume growth in the Company’s Mexican beer portfolio. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $8.0 million in Second Quarter 2006 versus Second Quarter 2005. This increase resulted from increased flow through of inventory step-up and adverse grape cost associated with the Robert Mondavi acquisition. Gross profit as a percent of net sales increased to 29.2% for Second Quarter 2006 from 27.9% for Second Quarter 2005 primarily due to sales of higher-margin wine brands acquired in the Robert Mondavi acquisition partially offset by the higher unusual costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $163.7 million for Second Quarter 2006 from $132.4 million for Second Quarter 2005, an increase of $31.4 million, or 24%. The Constellation Wines segment’s selling, general and administrative expenses increased $24.9 million due to increased advertising expenses, selling expenses, and general and administrative expenses to support the growth in the segment’s business, primarily due to the costs related to the brands acquired in the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased slightly as increased selling and advertising expenses were partially offset by lower general and administrative expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $1.0 million primarily due to increased general and administrative expenses to support the Company’s growth. Lastly, there was an increase of $3.8 million of unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. Second Quarter 2006 included costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq. There were no unusual costs in Second Quarter 2005. Selling, general and administrative expenses as a percent of net sales increased to 13.7% for Second Quarter 2006 as compared to 12.8% for Second Quarter 2005 primarily due to the increase in the Constellation Wines segment’s selling, general and administrative expenses growing at a faster rate than the increase in the segment’s net sales and the increase in the unusual costs in Second Quarter 2006. The Constellation Wines segment’s selling, general and administrative expenses as a percent of net sales was impacted by the inclusion of the Robert Mondavi business, which has a higher percentage of selling, general and administrative expenses to net sales than the segment’s base business.

Acquisition-Related Integration Costs

The Company recorded $7.8 million of acquisition-related integration costs for Second Quarter 2006 in connection with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $3.3 million of employee-related costs and $4.5 million of facilities and other one-time costs. For Fiscal 2006, the Company expects to incur total acquisition-related integration costs of $17.3 million.

Restructuring and Related Charges

The Company recorded $2.3 million of restructuring and related charges for Second Quarter 2006 associated primarily with the Robert Mondavi Plan. Restructuring and related charges included $1.0 million of employee termination benefit costs, $0.6 million of contract termination costs and $0.6 million of facility consolidation and relocation costs. The Company recorded $1.2 million of restructuring and related charges for Second Quarter 2005 associated with the realignment of business operations within the Constellation Wines segment (the “Fiscal 2004 Plan”).

The Company is in the process of refining the Robert Mondavi Plan which will be finalized during Fiscal 2006. For Fiscal 2006, subject to finalization of the Robert Mondavi Plan, which could result in additional restructuring charges, the Company expects to incur total restructuring and related charges of $5.3 million associated primarily with the Robert Mondavi Plan.

Subsequent to August 31, 2005, the Company initiated a program to consolidate certain west coast production processes in the U.S. through a combination of investment in new assets, reconfiguration of certain existing assets and certain personnel reductions, as well as other personnel reductions in the Constellation Wines segment. For Fiscal 2006, the Company expects to incur total restructuring and related charges of $6.1 million and accelerated depreciation charges of $13.2 million in connection with these initiatives. The accelerated depreciation charges will be recorded on the Cost of Product Sold line within the Consolidated Statement of Income.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Second Quarter 2006 and Second Quarter 2005.

	Second Quarter 2006 Compared to Second Quarter 2005
	Operating Income (Loss)
	2006	2005	% Increase
Constellation Wines	$123.7	$87.8	41%
Constellation Beers and Spirits	87.6	83.8	5%
Corporate Operations and Other	(14.3)	(13.3)	8%
Total Reportable Segments	197.0	158.3	24%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(22.8)	(2.1)	986%
Consolidated Operating Income	$174.2	$156.2	12%

As a result of the factors discussed above, consolidated operating income increased to $174.2 million for Second Quarter 2006 from $156.2 million for Second Quarter 2005, an increase of $18.0 million, or 12%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $22.8 million for Second Quarter 2006 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent acquisition-related integration costs, adverse grape cost, and the flow through of inventory step-up associated with the Company’s acquisition of Robert Mondavi of $7.8 million, $6.4 million and $2.5 million, respectively, costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.8 million, and restructuring and related charges of $2.3 million in the Constellation Wines segment associated primarily with the Robert Mondavi Plan. Acquisition-related integration costs, restructuring and related charges and unusual costs of $2.1 million for Second Quarter 2005 represent restructuring and related charges associated with the Fiscal 2004 Plan of $1.2 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $0.9 million.

Interest Expense, Net

Interest expense, net of interest income of $0.8 million and $0.3 million for Second Quarter 2006 and Second Quarter 2005, respectively, increased to $46.9 million for Second Quarter 2006 from $30.4 million for Second Quarter 2005, an increase of $16.5 million, or 54%. The increase resulted from higher average borrowings in Second Quarter 2006 primarily due to the Robert Mondavi acquisition and the investment in Ruffino in the fourth quarter of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate was 35.1% for Second Quarter 2006 and 36.0% for Second Quarter 2005, a decrease of 0.9%. This decrease is due primarily to the repatriation provisions of the “American Jobs Creation Act of 2004” (“AJCA”). During Second Quarter 2006, the Company recorded a benefit in connection with its conclusion regarding the impact of the AJCA on distributions of certain foreign earnings. This benefit was partially offset by higher estimated residual U.S. income taxes associated with the timing and geographic composition of repatriating foreign earnings to take advantage of this one-time foreign dividends received deduction.

For Fiscal 2006, the Company expects the effective tax rate to more closely approximate its prior year’s effective tax rate before giving effect to a non-cash reduction in the Company’s provision for income taxes of $16.2 million as a result of adjustments to income tax accruals in the first quarter of fiscal 2006 in connection with the completion of various income tax examinations.

Net Income

As a result of the above factors, net income increased to $82.4 million for Second Quarter 2006 from $80.6 million for Second Quarter 2005, an increase of $1.8 million, or 2%.

Six Months 2006 Compared to Six Months 2005

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Six Months 2006 and Six Months 2005.

	Six Months 2006 Compared to Six Months 2005
	Net Sales
	2006	2005	% Increase / (Decrease)
Constellation Wines:
Branded wine	$1,051.7	$777.4	35%
Wholesale and other	499.1	505.4	(1)%
Constellation Wines net sales	$1,550.8	$1,282.8	21%
Constellation Beers and Spirits:
Imported beers	$574.6	$526.0	9%
Spirits	163.1	155.4	5%
Constellation Beers and Spirits net sales	$737.7	$681.4	8%
Consolidated Net Sales	$2,288.5	$1,964.2	17%

Net sales for Six Months 2006 increased to $2,288.5 million from $1,964.2 million for Six Months 2005, an increase of $324.3 million, or 17%. This increase resulted primarily from an increase in branded wine net sales of $261.6 million (on a constant currency basis) and imported beer net sales of $48.6 million. The increase in branded wine net sales is due primarily to $200.0 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $25.3 million of net sales of Ruffino brands, which the Company began distributing in the U.S. on February 1, 2005. In addition, net sales benefited from a favorable foreign currency impact of $14.8 million.

Constellation Wines

Net sales for Constellation Wines increased to $1,550.8 million for Six Months 2006 from $1,282.8 million for Six Months 2005, an increase of $268.0 million, or 21%. Branded wine net sales increased $274.3 million primarily from $200.0 million of net sales of branded wines acquired in the Robert Mondavi acquisition, $25.3 million of net sales of Ruffino brands, an increase in branded wine net sales in the U.S. (excluding sales of Robert Mondavi and Ruffino brands) of $30.4 million and a favorable foreign currency impact of $12.6 million. Wholesale and other net sales decreased $6.3 million ($8.4 million on a constant currency basis) as growth in the U.K. wholesale business was more than offset by a decrease in other net sales. The decrease in other net sales is primarily due to the Company’s fiscal 2004 decision to exit the commodity concentrate business during fiscal 2005.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $737.7 million for Six Months 2006 from $681.4 million for Six Months 2005, an increase of $56.3 million, or 8%. This increase resulted from increases in imported beers net sales of $48.6 million and spirits net sales of $7.7 million. The growth in imported beers net sales is primarily due to volume growth in the Company’s Mexican beer portfolio. The growth in spirits net sales is attributable to an increase in the Company’s contract production net sales partially offset by a slight decrease in branded spirits net sales.

Gross Profit

The Company’s gross profit increased to $654.0 million for Six Months 2006 from $540.1 million for Six Months 2005, an increase of $113.9 million, or 21%. The Constellation Wines segment’s gross profit increased $115.6 million primarily from the additional gross profit of $103.0 million due to the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s gross profit increased $14.5 million primarily due to volume growth in the Company’s Mexican beer portfolio. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $16.2 million in Six Months 2006 versus Six Months 2005. This increase resulted from increased flow through of inventory step-up and adverse grape cost associated with the Robert Mondavi acquisition. Gross profit as a percent of net sales increased to 28.6% for Six Months 2006 from 27.5% for Six Months 2005 primarily due to sales of higher-margin wine brands acquired in the Robert Mondavi acquisition partially offset by the higher unusual costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $321.6 million for Six Months 2006 from $270.8 million for Six Months 2005, an increase of $50.8 million, or 19%. The Constellation Wines segment’s selling, general and administrative expenses increased $51.3 million due to increased selling expenses, advertising expenses, and general and administrative expenses to support the growth in the segment’s business, primarily due to the costs related to the brands acquired in the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased slightly as increased selling and advertising expenses were partially offset by lower general and administrative expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $3.5 million primarily due to increased general and administrative expenses to support the Company’s growth. Lastly, there was a decrease of $6.5 million of unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. Six Months 2006 included costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.8 million. Six Months 2005 costs consisted of financing costs recorded in connection with the Company’s redemption of its $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the “Senior Subordinated Notes”) of $10.3 million. Selling, general and administrative expenses as a percent of net sales increased to 14.1% for Six Months 2006 as compared to 13.8% for Six Months 2005 primarily due to the increase in the Constellation Wines segment’s selling, general and administrative expenses growing at a faster rate than the increase in the segment’s net sales partially offset by the lower unusual costs. The Constellation Wines segment’s selling, general and administrative expenses as a percent of net sales was impacted by the inclusion of the Robert Mondavi business, which has a higher percentage of selling, general and administrative expenses to net sales than the segment’s base business.

Acquisition-Related Integration Costs

The Company recorded $14.3 million of acquisition-related integration costs for Six Months 2006 in connection with the Robert Mondavi Plan. Acquisition-related integration costs included $4.7 million of employee-related costs and $9.6 million of facilities and other one-time costs. For Fiscal 2006, the Company expects to incur total acquisition-related integration costs of $17.3 million.

Restructuring and Related Charges

The Company recorded $4.1 million of restructuring and related charges for Six Months 2006 associated primarily with the Robert Mondavi Plan. Restructuring and related charges included $2.2 million of employee termination benefit costs, $0.6 million of contract termination costs and $1.3 million of facility consolidation and relocation costs. The Company recorded $2.8 million of restructuring and related charges for Six Months 2005 associated with the Fiscal 2004 Plan.

The Company is in the process of refining the Robert Mondavi Plan which will be finalized during Fiscal 2006. For Fiscal 2006, subject to finalization of the Robert Mondavi Plan, which could result in additional restructuring charges, the Company expects to incur total restructuring and related charges of $5.3 million associated primarily with the Robert Mondavi Plan.

Subsequent to August 31, 2005, the Company initiated a program to consolidate certain west coast production processes in the U.S. through a combination of investment in new assets, reconfiguration of certain existing assets and certain personnel reductions, as well as other personnel reductions in the Constellation Wines segment. For Fiscal 2006, the Company expects to incur total restructuring and related charges of $6.1 million and accelerated depreciation charges of $13.2 million in connection with these initiatives. The accelerated depreciation charges will be recorded on the Cost of Product Sold line within the Consolidated Statement of Income.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Six Months 2006 and Six Months 2005.

	Six Months 2006 Compared to Six Months 2005
	Operating Income (Loss)
	2006	2005	% Increase
Constellation Wines	$219.7	$155.4	41%
Constellation Beers and Spirits	163.6	151.7	8%
Corporate Operations and Other	(28.6)	(25.1)	14%
Total Reportable Segments	354.7	282.0	26%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(40.7)	(15.4)	164%
Consolidated Operating Income	$314.0	$266.6	18%

As a result of the factors discussed above, consolidated operating income increased to $314.0 million for Six Months 2006 from $266.6 million for Six Months 2005, an increase of $47.4 million, or 18%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $40.7 million for Six Months 2006 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent acquisition-related integration costs, adverse grape cost, and the flow through of inventory step-up associated with the Company’s acquisition of Robert Mondavi of $14.3 million, $13.9 million and $4.6 million, respectively; restructuring and related charges of $4.1 million in the Constellation Wines segment associated primarily with the Robert Mondavi Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.8 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $15.4 million for Six Months 2005 represent financing costs associated with the redemption of the Company’s Senior Subordinated Notes of $10.3 million, restructuring and related charges associated with the Fiscal 2004 Plan of $2.8 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $2.3 million.

Interest Expense, Net

Interest expense, net of interest income of $1.7 million and $0.8 million for Six Months 2006 and Six Months 2005, respectively, increased to $94.2 million for Six Months 2006 from $60.7 million for Six Months 2005, an increase of $33.5 million, or 55%. The increase resulted primarily from higher average borrowings in Six Months 2006 primarily due to the Robert Mondavi acquisition and the investment in Ruffino in the fourth quarter of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate was 27.8% for Six Months 2006 and 36.0% for Six Months 2005, a decrease of 8.2%. This decrease is due primarily to a non-cash reduction in the Company’s provision for income taxes of $16.2 million, or 7.4%, as a result of adjustments to income tax accruals in connection with the completion of various income tax examinations. The Company expects the effective tax rate for Fiscal 2006 to more closely approximate its prior year’s effective tax rate before giving effect to the $16.2 million adjustment.

Net Income

As a result of the above factors, net income increased to $158.1 million for Six Months 2006 from $131.9 million for Six Months 2005, an increase of $26.2 million, or 20%.

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

Six Months 2006 Cash Flows

Operating Activities

Net cash provided by operating activities for Six Months 2006 was $174.1 million, which resulted from $158.1 million of net income, plus $94.0 million of net non-cash items charged to the Consolidated Statement of Income and $30.3 million of cash proceeds credited to accumulated other comprehensive income (“AOCI”) within the Consolidated Balance Sheet, less $108.3 million representing the net change in the Company’s operating assets and liabilities. The net non-cash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The net change in operating assets and liabilities resulted primarily from seasonal increases in accounts receivable and inventories, partially offset by a seasonal increase in accounts payable.

Investing Activities

Net cash provided by investing activities for Six Months 2006 was $93.9 million, which resulted primarily from $165.8 million of net proceeds from sales of assets, equity method investment, and businesses, primarily attributable to sales of non-strategic Robert Mondavi assets, partially offset by $63.0 million of capital expenditures.

Financing Activities

Net cash used in financing activities for Six Months 2006 was $266.2 million resulting primarily from principal payments of long-term debt of $336.7 million partially offset by net proceeds of $55.1 million from notes payable.

During June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through its current senior credit facility. The repurchased shares will become treasury shares. As of October 11, 2005, the Company had purchased a total of 8,150,688 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $5.51 per share. No shares were repurchased during Six Months 2006 under the Company’s share repurchase program.

Debt

Total debt outstanding as of August 31, 2005, amounted to $2,989.3 million, a decrease of $299.9 million from February 28, 2005. The ratio of total debt to total capitalization decreased to 51.3% as of August 31, 2005, from 54.2% as of February 28, 2005.

Senior Credit Facilities

2004 Credit Agreement

In connection with the acquisition of Robert Mondavi, on December 22, 2004, the Company and its U.S. subsidiaries (excluding certain inactive subsidiaries), together with certain of its subsidiaries organized in foreign jurisdictions, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2004 Credit Agreement”). The 2004 Credit Agreement provides for aggregate credit facilities of $2.9 billion (subject to increase as therein provided to $3.2 billion), consisting of a $600.0 million tranche A term loan facility due in November 2010, a $1.8 billion tranche B term loan facility due in November 2011, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $60.0 million) which terminates in December 2010. Proceeds of the 2004 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the cash consideration payable in connection with its acquisition of Robert Mondavi, and to pay certain obligations of Robert Mondavi, including indebtedness outstanding under its bank facility and unsecured notes of $355.4 million. The Company uses its revolving credit facility under the 2004 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of August 31, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$-	$-	$-
2007	33,382	-	33,382
2008	89,853	15,299	105,152
2009	110,588	15,299	125,887
2010	117,500	15,299	132,799
Thereafter	103,677	1,449,603	1,553,280
	$455,000	$1,495,500	$1,950,500

The rate of interest payable, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of August 31, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.50%, while the LIBOR margin on the tranche B term loan facility is 1.75%. Pursuant to the terms of the 2004 Credit Agreement, the Company is entitled to a 0.25% reduction in the LIBOR margin on both the tranche A and tranche B term loans, which reduction is expected to become effective during the third quarter of fiscal 2006.

The Company’s obligations are guaranteed by substantially all of its U.S. subsidiaries and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of August 31, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of August 31, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $455.0 million bearing a weighted average interest rate of 4.9%, tranche B term loans of $1,495.5 million bearing a weighted average interest rate of 5.3%, revolving loans of $42.5 million bearing a weighted average interest rate of 4.8%, undrawn revolving letters of credit of $28.1 million, and $429.4 million in revolving loans available to be drawn.

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

Foreign Subsidiary Facilities

The Company has additional credit arrangements available totaling $176.7 million as of August 31, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2005, amounts outstanding under the foreign subsidiary credit arrangements were $57.5 million.

Senior Notes

As of August 31, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “Senior Notes”). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of August 31, 2005, the Company had outstanding £1.0 million ($1.8 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of August 31, 2005, the Company had outstanding £154.0 million ($277.4 million, net of $0.4 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of August 31, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

As of August 31, 2005, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) for interim periods beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements and will take into consideration the additional guidance provided by SAB No. 107 in connection with the Company’s adoption of SFAS No. 123(R).

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

Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of August 31, 2005, the Company had exposures to foreign currency risk primarily related to the Australian dollar, British pound sterling, euro, New Zealand dollar, Canadian dollar, Chilean peso and Mexican peso.

As of August 31, 2005, and August 31, 2004, the Company had outstanding foreign exchange derivative instruments with a notional value of $741.7 million and $694.6 million, respectively. Approximately 74% of the Company’s total exposures were hedged as of August 31, 2005. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2005, and August 31, 2004, the fair value of open foreign exchange contracts would have been decreased by $77.9 million and $68.8 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,031.8 million and $1,062.1 million as of August 31, 2005, and August 31, 2004, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2005, and August 31, 2004, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $26.3 million and $45.6 million, respectively.

As of August 31, 2005, the Company had outstanding five-year delayed start interest rate swap agreements effective March 1, 2006, to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five-year term. A hypothetical 1% increase from prevailing interest rates as of August 31, 2005, would have increased the fair value of the interest rate swaps by $43.7 million. As of August 31, 2004, the Company had no interest rate swap agreements outstanding.

In addition to the $1,031.8 million and $1,062.1 million estimated fair value of fixed rate debt outstanding as of August 31, 2005, and August 31, 2004, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of August 31, 2005, and August 31, 2004, of $2,034.5 million and $1,023.6 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of August 31, 2005, and August 31, 2004, is $20.3 million and $9.6 million, respectively.

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

Internal Control over Financial Reporting

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 1 - 30, 2005	-	$-	-	$55,122,140
July 1 - 31, 2005	-	-	-	55,122,140
August 1 - 31, 2005	-	-	-	55,122,140
Total	-	$-	-	$55,122,140

(1) In June 1998, the Company’s Board of Directors authorized the repurchase from time to time of up to $100.0 million of the Company’s Class A and Class B Common Stock. The program does not have a specified expiration date. The Company did not repurchase any shares under this program during the period June 1, 2005 through and including August 31, 2005.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 28, 2005 (the “Annual Meeting”), the holders of the Company’s Class A Common Stock (the “Class A Stock”), voting as a separate class, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company’s Class A Stock and Class B Common Stock (the “Class B Stock”), voting together as a single class with holders of Class A Stock having one (1) vote per share and holders of Class B Stock having ten (10) votes per share, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock and Class B Stock voting together as a single class.

In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon a proposal to ratify the selection of KPMG LLP, Certified Public Accountants, as the Company’s independent public accountants for the fiscal year ending February 28, 2006, and a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock from 275,000,000 shares to 300,000,000 shares.

Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

I.    The results of the voting for the election of Directors of the Company are as follows:

Directors Elected by the Holders of Class A Stock:

Nominee	For	Withheld
Thomas C. McDermott	167,323,183	11,034,368
Paul L. Smith	167,304,026	11,053,525

Directors Elected by the Holders of Class A Stock and Class B Stock:

Nominee	For	Withheld
George Bresler	357,871,167	58,690,744
Jeananne K. Hauswald	405,507,236	11,054,675
James A. Locke III	358,245,003	58,316,908
Richard Sands	372,662,940	43,898,971
Robert Sands	371,482,428	45,079,483

II.	The selection of KPMG LLP was ratified with the following votes:

For:	416,128,374
Against:	275,216
Abstain:	158,321
Broker Nonvotes:	0

III.	The Amendment to the Company’s Restated Certificate of Incorporation was approved with the following votes:

For:	414,133,567
Against:	1,822,265
Abstain:	606,079
Broker Nonvotes:	0

Item 6.    Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 46 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: October 11, 2005	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: October 11, 2005	By:	/s/ Thomas S. Summer
Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS
Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
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

(3)	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of the Company (filed herewith).
3.2	Amendment to Restated Certificate of Incorporation of the Company (filed herewith).
3.3	Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed herewith).
3.4	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).
(4)	Instruments defining the rights of security holders, including indentures.
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

(10)	Material contracts.
10.1	Description of Compensation Arrangements for Non-Management Directors (filed herewith). (2)

(11)	Statement re computation of per share earnings.
Not applicable.
(15)	Letter re unaudited interim financial information.
Not applicable.
(18)	Letter re change in accounting principles.
Not applicable.
(19)	Report furnished to security holders.
Not applicable.
(22)	Published report regarding matters submitted to a vote of security holders.
Not applicable.
(23)	Consents of experts and counsel.
Not applicable.
(24)	Power of attorney.
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
(32)	Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
(99)	Additional Exhibits.
99.1	Not applicable.
(100)	XBRL-Related Documents.
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