Form 10-Q
period 2005-11-30
CONSTELLATION BRANDS, INC.
filed 2006-01-09
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2005, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	197,648,065
Class B Common Stock, Par Value $.01 Per Share	23,869,138

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	November 30,	February 28,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash investments	$26,374	$17,635
Accounts receivable, net	969,528	849,642
Inventories	1,805,962	1,607,735
Prepaid expenses and other	194,850	259,023
Total current assets	2,996,714	2,734,035
PROPERTY, PLANT AND EQUIPMENT, net	1,414,135	1,596,367
GOODWILL	2,184,486	2,182,669
INTANGIBLE ASSETS, net	884,747	945,650
OTHER ASSETS, net	222,423	345,451
Total assets	$7,702,505	$7,804,172

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$127,745	$16,475
Current maturities of long-term debt	225,721	68,094
Accounts payable	485,722	345,254
Accrued excise taxes	78,691	74,356
Other accrued expenses and liabilities	682,958	633,908
Total current liabilities	1,600,837	1,138,087
LONG-TERM DEBT, less current maturities	2,591,739	3,204,707
DEFERRED INCOME TAXES	374,693	389,886
OTHER LIABILITIES	228,515	291,579
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at November 30, 2005, and February 28, 2005 (Aggregate liquidation preference of $172,951 at November 30, 2005)	2	2
Class A Common Stock, $.01 par value- Authorized, 300,000,000 shares; Issued, 202,004,702 shares at November 30, 2005, and 199,885,616 shares at February 28, 2005	2,020	1,999
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,892,238 shares at November 30, 2005, and 28,966,060 shares at February 28, 2005	289	289
Additional paid-in capital	1,129,971	1,097,177
Retained earnings	1,536,580	1,276,853
Accumulated other comprehensive income	264,987	431,843
	2,933,849	2,808,163
Less-Treasury stock-
Class A Common Stock, 4,612,686 shares at November 30, 2005, and 4,823,650 shares at February 28, 2005, at cost	(24,814)	(25,984)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2005, and February 28, 2005, at cost	(2,207)	(2,207)
	(27,021)	(28,191)
Less-Unearned compensation-restricted stock awards	(107)	(59)
Total stockholders' equity	2,906,721	2,779,913
Total liabilities and stockholders' equity	$7,702,505	$7,804,172

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004

SALES	$4,402,843	$3,834,988	$1,567,869	$1,360,431
Less - Excise taxes	(847,262)	(785,031)	(300,782)	(274,720)
Net sales	3,555,581	3,049,957	1,267,087	1,085,711
COST OF PRODUCT SOLD	(2,517,354)	(2,196,148)	(882,866)	(772,047)
Gross profit	1,038,227	853,809	384,221	313,664
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(478,559)	(401,116)	(156,978)	(130,333)
ACQUISITION-RELATED INTEGRATION COSTS	(15,888)	-	(1,625)	-
RESTRUCTURING AND RELATED CHARGES	(8,407)	(4,426)	(4,265)	(1,644)
Operating income	535,373	448,267	221,353	181,687
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	5,720	621	6,516	359
INTEREST EXPENSE, net	(142,265)	(91,332)	(48,085)	(30,651)
Income before income taxes	398,828	357,556	179,784	151,395
PROVISION FOR INCOME TAXES	(131,748)	(128,720)	(70,823)	(54,502)
NET INCOME	267,080	228,836	108,961	96,893
Dividends on preferred stock	(7,353)	(7,353)	(2,451)	(2,451)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$259,727	$221,483	$106,510	$94,442

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.19	$1.04	$0.49	$0.44
Basic - Class B Common Stock	$1.08	$0.95	$0.44	$0.40
Diluted	$1.12	$0.99	$0.46	$0.42

Weighted average common shares outstanding:
Basic - Class A Common Stock	196,432	190,784	197,220	192,024
Basic - Class B Common Stock	23,916	24,070	23,888	23,995
Diluted	238,669	232,010	238,583	233,452

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267,080	$228,836

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	86,331	65,121
Proceeds from early termination of derivative contracts	42,891	-
Deferred tax provision	38,833	33,524
Amortization of intangible and other assets	5,978	8,491
Loss on disposal of assets	1,897	4,225
Stock-based compensation expense	152	69
Amortization of discount on long-term debt	58	53
Equity in earnings of equity method investees	(5,720)	(621)
Noncash portion of loss on extinguishment of debt	-	1,799
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(161,475)	(258,052)
Inventories	(255,461)	(189,406)
Prepaid expenses and other current assets	7,254	(3,400)
Accounts payable	172,594	108,358
Accrued excise taxes	6,900	24,103
Other accrued expenses and liabilities	85,791	59,966
Other, net	(10,823)	(1,644)
Total adjustments	15,200	(147,414)
Net cash provided by operating activities	282,280	81,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	119,081	1,225
Proceeds from sale of equity method investment	35,953	-
Proceeds from sales of businesses	17,861	-
Purchases of property, plant and equipment	(91,628)	(78,356)
Purchases of businesses, net of cash acquired	(45,816)	(8,899)
Payment of accrued earn-out amount	(3,089)	(2,617)
Investment in equity method investee	(2,723)	-
Other investing activities	(4,842)	-
Net cash provided by (used in) investing activities	24,797	(88,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(425,308)	(254,606)
Payment of preferred stock dividends	(7,353)	(7,353)
Net proceeds from notes payable	111,092	219,953
Exercise of employee stock options	20,967	25,257
Proceeds from employee stock purchases	3,091	2,441
Payment of issuance costs of long-term debt	-	(901)
Net cash used in financing activities	(297,511)	(15,209)

Effect of exchange rate changes on cash and cash investments	(827)	(1,948)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	8,739	(24,382)
CASH AND CASH INVESTMENTS, beginning of period	17,635	37,136
CASH AND CASH INVESTMENTS, end of period	$26,374	$12,754

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$49,477	$14,906
Liabilities assumed	(1,341)	(6,007)
Net assets acquired	48,136	8,899
Less - note payable issuance	(2,320)	-
Net cash paid for purchases of businesses	$45,816	$8,899

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005

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

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends Accounting Principles Board Opinion No. 29 (“APB No. 29”), “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.

3)    ACQUISITIONS:

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. Through this transaction, the Company acquired various additional winery and vineyard interests, and, additionally produces, markets and sells premium, super-premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company’s president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery.

      The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of sales from these brands are generated in the United States. The Company intends to leverage the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure.

The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The Robert Mondavi acquisition provides the Company with a greater presence in the growing premium, super-premium and fine wine sectors within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom and other “new world” wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company incurred direct acquisition costs of $12.0 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined in Note 7). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Robert Mondavi business, including the factors described above, as well as an estimated benefit from operating cost synergies.

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and have been included in the Consolidated Statement of Income since the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Robert Mondavi acquisition at the date of acquisition:

(in thousands)
Current assets	$513,782
Property, plant and equipment	438,140
Other assets	129,150
Trademarks	138,000
Goodwill	631,348
Total assets acquired	1,850,420

Current liabilities	310,919
Long-term liabilities	496,840
Total liabilities assumed	807,759

Net assets acquired	$1,042,661

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has realized net proceeds of $170.8 million and $6.8 million from the sale of certain of these assets during the nine months and three months ended November 30, 2005, respectively. The remaining assets classified as held for sale as of November 30, 2005, are insignificant. No gain or loss has been recognized upon the sale of these assets.

The following table sets forth the unaudited historical and unaudited pro forma results of operations of the Company for the nine months and three months ended November 30, 2005, and November 30, 2004, respectively. The unaudited pro forma results of operations for the nine months and three months ended November 30, 2004, give effect to the Robert Mondavi acquisition as if it occurred on March 1, 2004. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Net sales	$3,555,581	$3,412,983	$1,267,087	$1,229,369
Income before income taxes	$398,828	$395,538	$179,784	$157,224
Net income	$267,080	$253,696	$108,961	$100,949
Income available to common stockholders	$259,727	$246,343	$106,510	$98,498

Earnings per common share - basic:
Class A Common Stock	$1.19	$1.16	$0.49	$0.46
Class B Common Stock	$1.08	$1.05	$0.44	$0.42
Earnings per common share - diluted	$1.12	$1.09	$0.46	$0.43

Weighted average common shares outstanding - basic:
Class A Common Stock	196,432	190,784	197,220	192,024
Class B Common Stock	23,916	24,070	23,888	23,995
Weighted average common shares outstanding - diluted	238,669	232,010	238,583	233,452

      During the three months ended November 30, 2005, the Company completed its acquisition of two businesses, Rex Goliath and Cocktails by Jenn, for a total combined purchase price of $48.1 million.  The unaudited historical and unaudited pro forma results of operations for the nine months and three months ended November 30, 2005, and November 30, 2004, respectively, set forth in the table above do not give pro forma effect to these acquisitions as if they occurred on March 1, 2004, as they are not significant.

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2005	February 28, 2005
(in thousands)
Raw materials and supplies	$147,000	$71,562
In-process inventories	1,063,605	957,567
Finished case goods	595,357	578,606
	$1,805,962	$1,607,735

5)	GOODWILL:

The changes in the carrying amount of goodwill for the nine months ended November 30, 2005, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in thousands)
Balance, February 28, 2005	$2,031,244	$151,425	$2,182,669
Purchase accounting allocations	71,361	5,930	77,291
Foreign currency translation adjustments	(78,499)	829	(77,670)
Purchase price earn-out	2,196	-	2,196
Balance, November 30, 2005	$2,026,302	$158,184	$2,184,486

6)	INTANGIBLE ASSETS:

The major components of intangible assets are:

	November 30, 2005		February 28, 2005
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in thousands)
Amortizable intangible assets:
Distributor relationships	$3,700	$3,587	$3,700	$3,679
Distribution agreements	18,882	7,504	12,884	1,666
Other	2,543	1,521	5,230	1,229
Total	$25,125	12,612	$21,814	6,574

Nonamortizable intangible assets:
Trademarks		853,723		920,664
Agency relationships		18,412		18,412
Total		872,135		939,076
Total intangible assets		$884,747		$945,650

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.4 million and $2.3 million for the nine months ended November 30, 2005, and November 30, 2004, respectively, and $0.6 million and $0.7 million for the three months ended November 30, 2005, and November 30, 2004, respectively. Estimated amortization expense for the remaining three months of fiscal 2006 and for each of the five succeeding fiscal years and thereafter is as follows:

(in thousands)
2006	$775
2007	$1,480
2008	$1,165
2009	$1,152
2010	$1,130
2011	$862
Thereafter	$6,048

7)	BORROWINGS:

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of November 30, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2006 and for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$-	$-	$-
2007	33,382	-	33,382
2008	89,853	-	89,853
2009	110,588	14,563	125,151
2010	117,500	14,563	132,063
2011	103,677	353,161	456,838
Thereafter	-	1,026,713	1,026,713
	$455,000	$1,409,000	$1,864,000

The rate of interest on borrowings under the 2004 Credit Agreement, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of November 30, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The Company’s obligations are guaranteed by substantially all of its U.S. subsidiaries and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of November 30, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of November 30, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $455.0 million bearing a weighted average interest rate of 5.6%, tranche B term loans of $1,409.0 million bearing a weighted average interest rate of 5.7%, revolving loans of $108.0 million bearing a weighted average interest rate of 5.1%, undrawn revolving letters of credit of $27.5 million, and $364.5 million in revolving loans available to be drawn.

At February 28, 2005, the Company had outstanding five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. In March 2005, the Company monetized the value of the interest rate swaps by replacing them with new five year delayed start interest rate swap agreements effective March 1, 2006, which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from AOCI (as defined in Note 13) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%. For the nine months and three months ended November 30, 2005, the Company reclassified $4.4 million and $1.6 million, respectively, from AOCI to Interest Expense, net in the Company's Consolidated Statements of Income.  This non-cash operating activity is included on the Other, net line in the Company's Consolidated Statement of Cash Flows.  The Company had no outstanding interest rate swap agreements during the nine months and three months ended November 30, 2004.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $171.9 million as of November 30, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2005, amounts outstanding under the foreign subsidiary credit arrangements were $46.7 million.

8)	INCOME TAXES:

The Company’s effective tax rate for the nine months ended November 30, 2005, and November 30, 2004, was 33.0% and 36.0%, respectively. The Company’s effective tax rate for the three months ended November 30, 2005, and November 30, 2004, was 39.4% and 36.0%, respectively. The lower effective tax rate for the nine months ended November 30, 2005, was partially due to adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations. Additionally, the American Jobs Creation Act of 2004 (“AJCA”) includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. During the three months ended August 31, 2005, the Company concluded its evaluation regarding the impact of the AJCA on distributions of certain foreign earnings. Management has concluded that a minimum of $45.0 million of foreign earnings will be distributed under these provisions. Since the Company does not currently consider its foreign earnings as permanently reinvested, the second quarter provision included a benefit under the AJCA of approximately $6.0 million related to this planned distribution. The Company continues to evaluate the potential for additional distributions of foreign earnings under the AJCA ranging from $0 to $80.0 million with an estimated additional benefit in the range of $0 to $7.0 million. This additional evaluation is expected to be complete prior to the end of fiscal 2006. The increase in the Company’s effective tax rate for the three months ended November 30, 2005, is primarily due to higher estimated foreign withholding taxes and residual U.S. taxes on increased foreign dividends.

9)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
(in thousands)
Service cost	$1,618	$1,639	$544	$565
Interest cost	13,092	12,078	4,065	4,070
Expected return on plan assets	(12,603)	(12,755)	(3,920)	(4,297)
Amortization of prior service cost	147	7	51	2
Recognized net actuarial loss	2,122	1,887	654	636
Net periodic benefit cost	$4,376	$2,856	$1,394	$976

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
(in thousands)
Service cost	$161	$157	$54	$54
Interest cost	228	252	77	86
Amortization of prior service cost	(40)	6	(13)	2
Recognized net actuarial loss	19	17	7	6
Net periodic benefit cost	$368	$432	$125	$148

Contributions of $4.6 million and $1.4 million have been made by the Company to fund its defined benefit pension plans for the nine months and three months ended November 30, 2005, respectively. The Company presently anticipates contributing an additional $3.6 million to fund its defined benefit pension plans during the year ending February 28, 2006, resulting in total employer contributions of $8.2 million for the year ending February 28, 2006.

10)     STOCKHOLDERS’ EQUITY:

In July 2005, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 275,000,000 shares to 300,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company’s common and preferred stock to 331,000,000 shares.

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

      The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income	$267,080	$228,836	$108,961	$96,893
Dividends on preferred stock	(7,353)	(7,353)	(2,451)	(2,451)
Income available to common stockholders	$259,727	$221,483	$106,510	$94,442

Weighted average common shares outstanding - basic:
Class A Common Stock	196,432	190,784	197,220	192,024
Class B Convertible Common Stock	23,916	24,070	23,888	23,995
Total weighted average common shares outstanding - basic	220,348	214,854	221,108	216,019
Stock options	8,338	7,173	7,492	7,450
Preferred stock	9,983	9,983	9,983	9,983
Weighted average common shares outstanding - diluted	238,669	232,010	238,583	233,452

Earnings per common share - basic:
Class A Common Stock	$1.19	$1.04	$0.49	$0.44
Class B Convertible Common Stock	$1.08	$0.95	$0.44	$0.40
Earnings per common share - diluted	$1.12	$0.99	$0.46	$0.42

Stock options to purchase 3.7 million and 0.3 million shares of Class A Common Stock at a weighted average price per share of $27.30 and $18.77 were outstanding during the nine months ended November 30, 2005, and November 30, 2004, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. Stock options to purchase 3.7 million shares of Class A Common Stock at a weighted average price per share of $27.26 were outstanding during the three months ended November 30, 2005, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. There were no anti-dilutive options outstanding during the three months ended November 30, 2004.

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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income, as reported	$267,080	$228,836	$108,961	$96,893
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	88	42	54	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,069)	(16,854)	(1,736)	(6,378)
Pro forma net income	$260,099	$212,024	$107,279	$90,525

Earnings per common share - basic:
Class A Common Stock, as reported	$1.19	$1.04	$0.49	$0.44
Class B Convertible Common Stock, as reported	$1.08	$0.95	$0.44	$0.40

Class A Common Stock, pro forma	$1.16	$0.96	$0.48	$0.41
Class B Convertible Common Stock, pro forma	$1.05	$0.87	$0.44	$0.37

Earnings per common share - diluted, as reported	$1.12	$0.99	$0.46	$0.42
Earnings per common share - diluted, pro forma	$1.08	$0.91	$0.45	$0.38

13)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income (loss) is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
(in thousands)
Net income	$267,080	$228,836	$108,961	$96,893
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $11,684, ($27,935), $4,270 and ($6,640), respectively	(171,159)	55,077	(55,897)	179,322
Cash flow hedges:
Net derivative gains (losses), net of tax (expense) benefit of ($4,134), $7,920, ($11,909) and ($2,028), respectively	3,658	(17,997)	17,965	5,100
Reclassification adjustments, net of tax benefit (expense) of $3,961, ($2,603), $2,183 and ($1,944), respectively	(6,772)	5,989	(3,663)	4,555
Net cash flow hedges	(3,114)	(12,008)	14,302	9,655
Unrealized (losses) gains on marketable equity securities, net of tax benefit (expense) of $0, ($278), $0 and ($261), respectively	(1)	649	(1)	610
Minimum pension liability adjustment, net of tax (expense) benefit of ($3,169), $741, ($1,242) and $1,554, respectively	7,418	(1,546)	2,907	(3,467)
Total comprehensive income	$100,224	$271,008	$70,272	$283,013

Accumulated other comprehensive income (loss) (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Unrealized Gain (Loss) on Marketable Equity Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in thousands)
Balance, February 28, 2005	$473,949	$37,316	$-	$(79,422)	$431,843
Current period change	(171,159)	(3,114)	(1)	7,418	(166,856)
Balance, November 30, 2005	$302,790	$34,202	$(1)	$(72,004)	$264,987

      During the three months ended November 30, 2005, the Company changed the structure of certain of its cash flow hedges of forecasted foreign currency denominated transactions. Consequently, the Company received $12.6 million in proceeds from the early termination of related foreign currency derivative instruments. As the forecasted transactions are still probable, this amount was recorded to AOCI and will be reclassified from AOCI into earnings in the same periods in which the original hedged items are recorded in the Consolidated Statement of Income. See Note 7 for discussion of $30.3 million cash proceeds received from the early termination of interest rate swap agreements in March 2005.

14)    ACQUISITION-RELATED INTEGRATION COSTS:

For the nine months ended November 30, 2005, the Company recorded $15.9 million of acquisition-related integration costs associated with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $5.6 million of employee-related costs and $10.3 million of facilities and other one-time costs.

For the three months ended May 31, 2005, the Company recorded $6.4 million of acquisition-related integration costs associated with the Robert Mondavi Plan. Acquisition-related integration costs included $1.4 million of employee-related costs and $5.0 million of facilities and other one-time costs.

For the three months ended August 31, 2005, the Company recorded $7.8 million of acquisition-related integration costs associated with the Robert Mondavi Plan. Acquisition-related integration costs included $3.3 million of employee-related costs and $4.5 million of facilities and other one-time costs.

For the three months ended November 30, 2005, the Company recorded $1.6 million of acquisition-related integration costs associated with the Robert Mondavi Plan. Acquisition-related integration costs included $0.9 million of employee-related costs and $0.7 million of facilities and other one-time costs.

15)	RESTRUCTURING AND RELATED CHARGES:

For the nine months ended November 30, 2005, the Company recorded $8.4 million of restructuring and related charges associated with (i) the realignment of business operations within the Constellation Wines segment (the “Fiscal 2004 Plan”), (ii) the Robert Mondavi Plan, and (iii) certain Constellation Wines segment personnel reductions in connection with the Company’s U.K. operations and the Company’s program to consolidate certain west coast production processes in the U.S. (together, the “Fiscal 2006 Plan”). Restructuring and related charges recorded in connection with the Fiscal 2004 Plan included $0.6 million of employee termination benefit costs and $0.8 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Robert Mondavi Plan included $1.6 million of employee termination benefit costs, $0.8 million of contract termination costs and $0.4 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Fiscal 2006 Plan included $4.2 million of employee termination benefit costs. For the nine months ended November 30, 2004, the Company recorded $4.4 million of restructuring and related charges associated with the Fiscal 2004 Plan.

For the three months ended May 31, 2005, the Company recorded $1.9 million of restructuring and related charges associated primarily with the Robert Mondavi Plan which included $1.2 million of employee termination benefit costs and $0.7 million of facility consolidation and relocation costs. For the three months ended May 31, 2004, the Company recorded $1.6 million of restructuring and related charges associated with the Fiscal 2004 Plan.

For the three months ended August 31, 2005, the Company recorded $2.3 million of restructuring and related charges associated primarily with the Robert Mondavi Plan which included $1.0 million of employee termination benefit costs, $0.6 million of contract termination costs and $0.6 million of facility consolidation and relocation costs. For the three months ended August 31, 2004, the Company recorded $1.2 million of restructuring and related charges associated with the Fiscal 2004 Plan.

For the three months ended November 30, 2005, the Company recorded $4.3 million of restructuring and related charges associated primarily with the Fiscal 2006 Plan which included $4.2 million of employee termination benefit costs, $0.2 million of contract termination costs and a credit of $0.1 million of facility consolidation and relocation costs. For the three months ended November 30, 2004, the Company recorded $1.6 million of restructuring and related charges associated with the Fiscal 2004 Plan.

The Company estimates that the Fiscal 2004 Plan will include (i) a total of $10.2 million of employee termination benefit costs through February 28, 2006, of which $10.2 million has been incurred through November 30, 2005, (ii) a total of $19.2 million of contract termination costs, of which $19.2 million has been incurred through November 30, 2005, and (iii) a total of $4.2 million of facility consolidation and relocation costs through February 28, 2006, of which $3.8 million has been incurred through November 30, 2005.

The Company estimates that the Robert Mondavi Plan will include (i) a total of $3.2 million of employee termination benefit costs through February 28, 2006, of which $2.6 million has been incurred through November 30, 2005, (ii) a total of $1.2 million of contract termination costs, of which $0.8 million has been incurred through November 30, 2005, and (iii) a total of $0.6 million of facility consolidation and relocation costs through February 28, 2006, of which $0.4 million has been incurred through November 30, 2005.

The Company estimates that the Fiscal 2006 Plan will include (i) a total of $5.0 million of employee termination benefit costs through February 28, 2006, of which $4.1 million has been incurred through November 30, 2005, and (ii) a total of $0.1 million of facility consolidation and relocation costs through February 28, 2006, of which none has been incurred through November 30, 2005. In addition, the Company expects to incur accelerated depreciation charges of $13.4 million through February 28, 2006, of which $7.2 million has been incurred through November 30, 2005, in connection with the Company’s investment in new assets and reconfiguration of certain existing assets under this plan.

In connection with the Robert Mondavi acquisition, the Company accrued $50.5 million of liabilities for exit costs as of the acquisition date. The Robert Mondavi acquisition line item in the table below reflects adjustments to the fair value of liabilities assumed in the acquisition. The balance of these purchase accounting accruals was $9.4 million and $37.6 million as of November 30, 2005, and February 28, 2005, respectively.

The following table illustrates the changes in the restructuring liability balance since February 28, 2005:

	Employee Termination Benefit Costs	Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in thousands)
Balance, February 28, 2005	$15,270	$23,204	$743	$39,217
Robert Mondavi acquisition	635	658	459	1,752
Restructuring charges	1,176	-	704	1,880
Cash expenditures	(9,506)	(5,016)	(161)	(14,683)
Foreign currency adjustments	(36)	(115)	(42)	(193)
Balance, May 31, 2005	7,539	18,731	1,703	27,973
Robert Mondavi acquisition	1,889	2,038	(787)	3,140
Restructuring charges	1,025	629	608	2,262
Cash expenditures	(5,391)	(11,304)	(817)	(17,512)
Foreign currency adjustments	(19)	(52)	(1)	(72)
Balance, August 31, 2005	5,043	10,042	706	15,791
Robert Mondavi acquisition	(146)	293	(229)	(82)
Restructuring charges	4,173	206	(114)	4,265
Cash expenditures	(4,378)	(771)	(312)	(5,461)
Foreign currency adjustments	(91)	(27)	(12)	(130)
Balance, November 30, 2005	$4,601	$9,743	$39	$14,383

16)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2005, and February 28, 2005, the condensed consolidating statements of income for the nine months and three months ended November 30, 2005, and November 30, 2004, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2005, and November 30, 2004, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at November 30, 2005
Current assets:
Cash and cash investments	$2,876	$7,579	$15,919	$-	$26,374
Accounts receivable, net	209,380	265,827	494,321	-	969,528
Inventories	38,818	1,110,116	673,205	(16,177)	1,805,962
Prepaid expenses and other current assets	7,344	122,338	60,268	4,900	194,850
Intercompany receivable (payable)	113,261	(794,220)	680,959	-	-
Total current assets	371,679	711,640	1,924,672	(11,277)	2,996,714
Property, plant and equipment, net	38,257	727,717	648,161	-	1,414,135
Investments in subsidiaries	5,252,326	1,893,475	-	(7,145,801)	-
Goodwill	-	1,321,255	863,231	-	2,184,486
Intangible assets, net	-	550,514	334,233	-	884,747
Other assets, net	30,577	131,995	59,851	-	222,423
Total assets	$5,692,839	$5,336,596	$3,830,148	$(7,157,078)	$7,702,505

Current liabilities:
Notes payable to banks	$108,000	$-	$19,745	$-	$127,745
Current maturities of long-term debt	212,719	3,776	9,226	-	225,721
Accounts payable	3,413	308,743	173,566	-	485,722
Accrued excise taxes	10,145	29,060	39,486	-	78,691
Other accrued expenses and liabilities	173,868	183,975	325,381	(266)	682,958
Total current liabilities	508,145	525,554	567,404	(266)	1,600,837
Long-term debt, less current maturities	2,569,022	4,985	17,732	-	2,591,739
Deferred income taxes	(1,371)	342,172	33,892	-	374,693
Other liabilities	5,278	92,281	130,956	-	228,515

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,309	6,443	141,583	(148,026)	2,309
Additional paid-in capital	1,129,971	2,301,961	2,498,737	(4,800,698)	1,129,971
Retained earnings	1,550,943	1,909,987	287,092	(2,211,442)	1,536,580
Accumulated other comprehensive (loss) income	(44,332)	153,213	152,752	3,354	264,987
Treasury stock and other	(27,128)	-	-	-	(27,128)
Total stockholders’ equity	2,611,765	4,371,604	3,080,164	(7,156,812)	2,906,721
Total liabilities and stockholders’ equity	$5,692,839	$5,336,596	$3,830,148	$(7,157,078)	$7,702,505

Condensed Consolidating Balance Sheet at February 28, 2005
Current assets:
Cash and cash investments	$-	$10,095	$7,540	$-	$17,635
Accounts receivable, net	132,997	293,588	423,057	-	849,642
Inventories	35,719	943,711	637,556	(9,251)	1,607,735
Prepaid expenses and other current assets	41,515	163,910	53,598	-	259,023
Intercompany receivable (payable)	450,781	(1,111,951)	661,170	-	-
Total current assets	661,012	299,353	1,782,921	(9,251)	2,734,035
Property, plant and equipment, net	37,476	884,690	674,201	-	1,596,367
Investments in subsidiaries	4,961,521	1,844,354	-	(6,805,875)	-
Goodwill	-	1,242,132	940,537	-	2,182,669
Intangible assets, net	-	587,075	358,575	-	945,650
Other assets, net	28,559	221,642	95,250	-	345,451
Total assets	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

Current liabilities:
Notes payable to banks	$14,000	$-	$2,475	$-	$16,475
Current maturities of long-term debt	60,068	4,307	3,719	-	68,094
Accounts payable	4,237	146,116	194,901	-	345,254
Accrued excise taxes	13,633	41,070	19,653	-	74,356
Other accrued expenses and liabilities	146,837	191,438	298,529	(2,896)	633,908
Total current liabilities	238,775	382,931	519,277	(2,896)	1,138,087
Long-term debt, less current maturities	3,167,852	9,089	27,766	-	3,204,707
Deferred income taxes	(17,255)	377,423	29,718	-	389,886
Other liabilities	1,101	126,173	164,305	-	291,579
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,288	6,443	141,583	(148,026)	2,288
Additional paid-in capital	1,097,177	2,301,961	2,498,737	(4,800,698)	1,097,177
Retained earnings	1,285,762	1,715,182	141,969	(1,866,060)	1,276,853
Accumulated other comprehensive (loss) income	(58,884)	160,044	328,129	2,554	431,843
Treasury stock and other	(28,250)	-	-	-	(28,250)
Total stockholders’ equity	2,298,095	4,183,630	3,110,418	(6,812,230)	2,779,913
Total liabilities and stockholders’ equity	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2005
Gross sales	$905,017	$2,339,962	$2,038,106	$(880,242)	$4,402,843
Less - excise taxes	(120,549)	(341,269)	(385,444)	-	(847,262)
Net sales	784,468	1,998,693	1,652,662	(880,242)	3,555,581
Cost of product sold	(632,759)	(1,412,826)	(1,344,134)	872,365	(2,517,354)
Gross profit	151,709	585,867	308,528	(7,877)	1,038,227
Selling, general and administrative expenses	(123,163)	(190,134)	(165,262)	-	(478,559)
Acquisition-related integration costs	-	(14,791)	(1,097)	-	(15,888)
Restructuring and related charges	-	(4,441)	(3,966)	-	(8,407)
Operating income (loss)	28,546	376,501	138,203	(7,877)	535,373
Equity in earnings (loss) of equity method investees and subsidiaries	290,806	54,689	152	(339,927)	5,720
Interest (expense) income, net	(59,817)	(154,821)	72,373	-	(142,265)
Income before income taxes	259,535	276,369	210,728	(347,804)	398,828
Benefit from (provision for) income taxes	12,999	(81,564)	(65,605)	2,422	(131,748)
Net income	272,534	194,805	145,123	(345,382)	267,080
Dividends on preferred stock	(7,353)	-	-	-	(7,353)
Income available to common stockholders	$265,181	$194,805	$145,123	$(345,382)	$259,727

Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2004
Gross sales	$600,787	$1,642,333	$1,927,756	$(335,888)	$3,834,988
Less - excise taxes	(107,996)	(335,072)	(341,963)	-	(785,031)
Net sales	492,791	1,307,261	1,585,793	(335,888)	3,049,957
Cost of product sold	(398,265)	(834,829)	(1,291,857)	328,803	(2,196,148)
Gross profit	94,526	472,432	293,936	(7,085)	853,809
Selling, general and administrative expenses	(106,653)	(156,631)	(137,832)	-	(401,116)
Acquisition-related integration costs	-	-	-	-	-
Restructuring and related charges	-	(2,313)	(2,113)	-	(4,426)
Operating (loss) income	(12,127)	313,488	153,991	(7,085)	448,267
Equity in earnings (loss) of equity method investees and subsidiaries	229,756	90,129	621	(319,885)	621
Interest income (expense), net	16,199	(82,701)	(24,830)	-	(91,332)
Income before income taxes	233,828	320,916	129,782	(326,970)	357,556
Benefit from (provision for) income taxes	2,093	(91,160)	(39,653)	-	(128,720)
Net income	235,921	229,756	90,129	(326,970)	228,836
Dividends on preferred stock	(7,353)	-	-	-	(7,353)
Income available to common stockholders	$228,568	$229,756	$90,129	$(326,970)	$221,483

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2005
Gross sales	$361,442	$821,481	$721,720	$(336,774)	$1,567,869
Less - excise taxes	(47,497)	(112,778)	(140,507)	-	(300,782)
Net sales	313,945	708,703	581,213	(336,774)	1,267,087
Cost of product sold	(253,897)	(499,424)	(469,560)	340,015	(882,866)
Gross profit	60,048	209,279	111,653	3,241	384,221
Selling, general and administrative expenses	(40,933)	(61,081)	(54,964)	-	(156,978)
Acquisition-related integration costs	-	(1,625)	-	-	(1,625)
Restructuring and related charges	-	(1,701)	(2,564)	-	(4,265)
Operating income (loss)	19,115	144,872	54,125	3,241	221,353
Equity in earnings (loss) of equity method investees and subsidiaries	111,427	31,242	787	(136,940)	6,516
Interest (expense) income, net	(15,483)	(39,991)	7,389	-	(48,085)
Income before income taxes	115,059	136,123	62,301	(133,699)	179,784
Benefit from (provision for) income taxes	(8,384)	(41,428)	(20,055)	(956)	(70,823)
Net income	106,675	94,695	42,246	(134,655)	108,961
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$104,224	$94,695	$42,246	$(134,655)	$106,510

Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2004
Gross sales	$214,773	$598,643	$705,673	$(158,658)	$1,360,431
Less - excise taxes	(41,661)	(110,187)	(122,872)	-	(274,720)
Net sales	173,112	488,456	582,801	(158,658)	1,085,711
Cost of product sold	(105,962)	(347,639)	(473,854)	155,408	(772,047)
Gross profit	67,150	140,817	108,947	(3,250)	313,664
Selling, general and administrative expenses	(33,666)	(54,492)	(42,175)	-	(130,333)
Acquisition-related integration costs	-	-	-	-	-
Restructuring charges	-	(778)	(866)	-	(1,644)
Operating income (loss)	33,484	85,547	65,906	(3,250)	181,687
Equity in earnings of equity method investees and subsidiaries	72,982	43,656	359	(116,638)	359
Interest income (expense), net	5,403	(27,105)	(8,949)	-	(30,651)
Income before income taxes	111,869	102,098	57,316	(119,888)	151,395
Provision for income taxes	(11,726)	(29,116)	(13,660)	-	(54,502)
Net income	100,143	72,982	43,656	(119,888)	96,893
Dividends on preferred stock	(2,451)	-	-	-	(2,451)
Income available to common stockholders	$97,692	$72,982	$43,656	$(119,888)	$94,442

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2005
Net cash (used in) provided by operating activities	$(1,164)	$291,890	$(8,446)	$-	$282,280

Cash flows from investing activities:
Proceeds from sales of assets	-	118,125	956	-	119,081
Proceeds from sale of equity method investment	-	35,953	-	-	35,953
Proceeds from sales of businesses	-	17,861	-	-	17,861
Purchases of property, plant and equipment	(4,022)	(35,641)	(51,965)	-	(91,628)
Purchases of businesses, net of cash acquired	-	(45,816)	-	-	(45,816)
Investment in equity method investee	-	-	(2,723)	-	(2,723)
Payment of accrued earn-out amount	-	(3,089)	-	-	(3,089)
Other investing activities	-	(5,000)	158	-	(4,842)
Net cash (used in) provided by investing activities	(4,022)	82,393	(53,574)	-	24,797

Cash flows from financing activities:
Intercompany financings, net	313,907	(370,769)	56,862	-	-
Principal payments of long-term debt	(416,550)	(5,978)	(2,780)	-	(425,308)
Payment of preferred stock dividends	(7,353)	-	-	-	(7,353)
Payment of issuance costs of long- term debt	-	-	-	-	-
Net proceeds of notes payable	94,000	-	17,092	-	111,092
Exercise of employee stock options	20,967	-	-	-	20,967
Proceeds from employee stock purchases	3,091	-	-	-	3,091
Net cash provided by (used in) financing activities	8,062	(376,747)	71,174	-	(297,511)

Effect of exchange rate changes on cash and cash investments	-	(52)	(775)	-	(827)

Net increase (decrease) in cash and cash investments	2,876	(2,516)	8,379	-	8,739
Cash and cash investments, beginning of period	-	10,095	7,540	-	17,635
Cash and cash investments, end of period	$2,876	$7,579	$15,919	$-	$26,374

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2004
Net cash (used in) provided by operating activities	$(70,924)	$177,290	$(24,944)	$-	$81,422

Cash flows from investing activities:
Proceeds from sales of assets	-	7	1,218	-	1,225
Proceeds from sale of equity method investment	-	-	-	-	-
Proceeds from sales of businesses	-	-	-	-	-
Purchases of property, plant and equipment	(5,111)	(30,534)	(42,711)	-	(78,356)
Purchases of businesses, net of cash acquired	-	-	(8,899)	-	(8,899)
Investment in equity method investee	-	-	-	-	-
Payment of accrued earn-out amount	-	(2,617)	-	-	(2,617)
Other investing activities	-	-	-	-	-
Net cash used in investing activities	(5,111)	(33,144)	(50,392)	-	(88,647)

Cash flows from financing activities:
Intercompany financing activities, net	143,156	(143,156)	-	-	-
Principal payments of long-term debt	(245,046)	(3,545)	(6,015)	-	(254,606)
Payment of preferred stock dividends	(7,353)	-	-	-	(7,353)
Payment of issuance costs of long- term debt	(901)	-	-	-	(901)
Net proceeds from notes payable	160,000	-	59,953	-	219,953
Exercise of employee stock options	25,257	-	-	-	25,257
Proceeds from employee stock purchases	2,441	-	-	-	2,441
Net cash provided by (used in) financing activities	77,554	(146,701)	53,938	-	(15,209)

Effect of exchange rate changes on cash and cash investments	(254)	97	(1,791)	-	(1,948)

Net increase (decrease) in cash and cash investments	1,265	(2,458)	(23,189)	-	(24,382)
Cash and cash investments, beginning of period	1,048	4,664	31,424	-	37,136
Cash and cash investments, end of period	$2,313	$2,206	$8,235	$-	$12,754

17)	BUSINESS SEGMENT INFORMATION:

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

For the nine months ended November 30, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of adverse grape cost (as described below), acquisition-related integration costs, and the flow through of inventory step-up associated primarily with the Robert Mondavi acquisition of $20.2 million, $15.9 million, and $6.6 million, respectively; restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan of $8.4 million; accelerated depreciation costs in connection with the Fiscal 2006 Plan of $7.2 million; and the write-off of due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. For the nine months ended November 30, 2004, acquisition-related integration costs, restructuring and related charges and unusual costs consist of financing costs associated with the redemption of the Company’s senior subordinated notes of $10.3 million, restructuring and related charges of $4.4 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $4.2 million. For the three months ended November 30, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of accelerated depreciation costs and restructuring and related charges associated primarily with the Fiscal 2006 Plan of $7.2 million and $4.3 million, respectively; the flow through of adverse grape cost, the flow through of inventory step-up, and acquisition-related integration costs associated primarily with the Robert Mondavi acquisition of $6.2 million, $2.1 million, and $1.6 million, respectively; and the reimbursement of certain due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq of $0.4 million. For the three months ended November 30, 2004, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $1.6 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $1.9 million. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

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

Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
(in thousands)
Constellation Wines:
Net sales:
Branded wine	$1,724,557	$1,286,966	$672,196	$509,520
Wholesale and other	743,913	769,720	245,472	264,324
Net sales	$2,468,470	$2,056,686	$917,668	$773,844
Segment operating income	$404,145	$283,104	$184,410	$127,700
Equity in earnings of equity method investees	$5,720	$621	$6,516	$359
Long-lived assets	$1,314,542	$1,027,897	$1,314,542	$1,027,897
Investment in equity method investees	$163,110	$6,454	$163,110	$6,454
Total assets	$6,811,268	$5,217,548	$6,811,268	$5,217,548
Capital expenditures	$84,267	$71,946	$26,397	$25,588
Depreciation and amortization	$78,625	$57,944	$29,655	$19,372

Constellation Beers and Spirits:
Net sales:
Imported beers	$837,432	$751,879	$262,800	$225,846
Spirits	249,679	241,392	86,619	86,021
Net sales	$1,087,111	$993,271	$349,419	$311,867
Segment operating income	$236,903	$223,023	$73,328	$71,360
Long-lived assets	$84,234	$82,590	$84,234	$82,590
Total assets	$832,552	$801,497	$832,552	$801,497
Capital expenditures	$5,546	$4,051	$1,868	$958
Depreciation and amortization	$7,959	$8,303	$2,777	$2,825

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(43,929)	$(38,964)	$(15,346)	$(13,839)
Long-lived assets	$15,359	$13,583	$15,359	$13,583
Total assets	$58,685	$60,839	$58,685	$60,839
Capital expenditures	$1,815	$2,359	$401	$900
Depreciation and amortization	$5,725	$7,365	$1,739	$2,348

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(61,746)	$(18,896)	$(21,039)	$(3,534)

Consolidated:
Net sales	$3,555,581	$3,049,957	$1,267,087	$1,085,711
Operating income	$535,373	$448,267	$221,353	$181,687
Equity in earnings of equity method investees	$5,720	$621	$6,516	$359
Long-lived assets	$1,414,135	$1,124,070	$1,414,135	$1,124,070
Investment in equity method investees	$163,110	$6,454	$163,110	$6,454
Total assets	$7,702,505	$6,079,884	$7,702,505	$6,079,884
Capital expenditures	$91,628	$78,356	$28,666	$27,446
Depreciation and amortization	$92,309	$73,612	$34,171	$24,545

18)	ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. In March 2005, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) for interim periods beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements and will take into consideration the additional guidance provided by SAB No. 107 in connection with the Company’s adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for the Company no later than the end of the fiscal year ending February 28, 2006. The Company is currently assessing the financial impact of FIN No. 47 on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after March 1, 2006. The Company's consolidated financial statements will only be impacted by the adoption of SFAS No. 154 if the Company implements a voluntary change in accounting principle or corrects accounting errors in future periods.

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

Additionally, the supply of certain raw materials, particularly grapes, as well as consumer demand, can affect the overall competitive environment. Two years of lighter than expected California grape harvests in calendar 2004 and 2003, combined with a reduction in wine grape acreage in California, brought the U.S. grape supply more into balance with demand. This led to an overall firming of the pricing of wine grape varietals from California. Although the final calendar 2005 California grape harvest report is not yet available, all indications are that the harvest was stronger than the prior year. However, following two years of lighter harvests, this is not expected to significantly change the balance between supply and demand.  Two years of record Australian grape harvests have contributed to an oversupply of  Australian grapes, particularly for certain red varietals. This has led to an overall reduction in grape costs for these varietals, which may affect markets for Australian wines around the world.

For the three months ended November 30, 2005 ("Third Quarter 2006"), the Company’s results of operations benefited from the inclusion of a full quarter of operations of Robert Mondavi (as defined below). The Company’s net sales increased 17% over the three months ended November 30, 2004 ("Third Quarter 2005"), primarily from increases in branded wine net sales and imported beer net sales. Operating income increased 22% over the comparable prior year period primarily due to the favorable sales mix shift to higher margin wine brands acquired in the Robert Mondavi acquisition partially offset by increased acquisition-related integration costs, restructuring and related charges and unusual costs. Lastly, as a result of the above factors partially offset by increased interest expense and a higher effective tax rate for Third Quarter 2006, net income increased 12% over the comparable prior year period.

For the nine months ended November 30, 2005 ("Nine Months 2006"), the Company’s results of operations benefited from the inclusion of a full nine months of operations of Robert Mondavi. The Company’s net sales increased 17% over the nine months ended November 30, 2004 ("Nine Months 2005"), primarily from increases in branded wine net sales and imported beer net sales. Operating income increased 19% over the comparable prior year period primarily due to the favorable sales mix shift to higher margin wine brands acquired in the Robert Mondavi acquisition partially offset by increased acquisition-related integration costs, restructuring and related charges and unusual costs. Net income increased 17% over the comparable prior year period as a result of the above factors combined with increased interest expense partially offset by a lower effective income tax rate.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Third Quarter 2006 compared to Third Quarter 2005, and for Nine Months 2006 compared to Nine Months 2005, and (ii) financial liquidity and capital resources for Nine Months 2006. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2006 (“Fiscal 2006”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (“Fiscal 2005”).

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

Acquisition in Fiscal 2005 and Equity Method Investment

Acquisition of Robert Mondavi

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. Through this transaction, the Company acquired various additional winery and vineyard interests, and, additionally produces, markets and sells premium, super-premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. In the United States, Woodbridge is the leading domestic premium wine brand and Robert Mondavi Private Selection is the leading super-premium wine brand. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company’s president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of sales from these brands are generated in the United States. The Company intends to leverage the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure. Distribution of the Robert Mondavi Woodbridge brand in the U.K. market is underway and the brand has been introduced into certain U.K. retailers.

The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in certain of its core markets. The Robert Mondavi acquisition provides the Company with a greater presence in the growing premium, super-premium and fine wine sectors within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom and other “new world” wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company incurred direct acquisition costs of $12.0 million. The purchase price was financed with borrowings under the Company’s 2004 Credit Agreement (as defined below). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Robert Mondavi business, including the factors described above, as well as an estimated benefit from operating cost synergies. The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.

In connection with the Robert Mondavi acquisition and Robert Mondavi’s previously disclosed intention to sell certain of its winery properties and related assets, and other vineyard properties, the Company has realized net proceeds of $170.8 million and $6.8 million from the sale of certain of these assets during Nine Months 2006 and Third Quarter 2006, respectively. Sales of these assets are essentially complete, and, since the date of acquisition through November 30, 2005, net proceeds from these asset sales total $180.7 million. No gain or loss has been recognized upon the sale of these assets.

Investment in Ruffino

On December 3, 2004, the Company purchased a 40 percent interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for $89.6 million, including direct acquisition costs of $7.5 million. As of February 1, 2005, the Constellation Wines segment began distributing Ruffino’s products in the United States. The Company accounts for the investment under the equity method; accordingly, the results of operations of Ruffino from December 3, 2004, are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income.

Results of Operations

Third Quarter 2006 Compared to Third Quarter 2005

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Third Quarter 2006 and Third Quarter 2005.

	Third Quarter 2006 Compared to Third Quarter 2005
	Net Sales
	2006	2005	% Increase / (Decrease)
Constellation Wines:
Branded wine	$672.2	$509.5	32%
Wholesale and other	245.5	264.3	(7)%
Constellation Wines net sales	$917.7	$773.8	19%
Constellation Beers and Spirits:
Imported beers	$262.8	$225.9	16%
Spirits	86.6	86.0	1%
Constellation Beers and Spirits net sales	$349.4	$311.9	12%
Consolidated Net Sales	$1,267.1	$1,085.7	17%

Net sales for Third Quarter 2006 increased to $1,267.1 million from $1,085.7 million for Third Quarter 2005, an increase of $181.4 million, or 17%. This increase resulted primarily from an increase in branded wine net sales of $172.0 million (on a constant currency basis) and imported beer net sales of $37.0 million partially offset by an unfavorable foreign currency impact of $23.1 million. The increase in branded wine net sales is due primarily to $129.0 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $10.7 million of net sales of Ruffino brands, which the Company began distributing in the U.S. on February 1, 2005.

Constellation Wines

Net sales for Constellation Wines increased to $917.7 million for Third Quarter 2006 from $773.8 million in Third Quarter 2005, an increase of $143.8 million, or 19%. Branded wine net sales increased $162.7 million primarily from $129.0 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $10.7 million of net sales of Ruffino brands. Wholesale and other net sales decreased $18.9 million primarily due to an unfavorable foreign currency impact of $13.8 million.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $349.4 million for Third Quarter 2006 from $311.9 million for Third Quarter 2005, an increase of $37.6 million, or 12%. This increase resulted primarily from an increase in imported beers net sales of $37.0 million. The growth in imported beers net sales is due to volume growth in the Company’s Mexican beer portfolio.

Gross Profit

The Company’s gross profit increased to $384.2 million for Third Quarter 2006 from $313.7 million for Third Quarter 2005, an increase of $70.6 million, or 22%. The Constellation Wines segment’s gross profit increased $80.5 million primarily from the additional gross profit of $66.6 million due to the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s gross profit increased $3.7 million primarily due to volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer product costs and transportation costs.  However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $13.6 million in Third Quarter 2006 versus Third Quarter 2005. This increase resulted from increased flow through of adverse grape cost and inventory step-up associated primarily with the Robert Mondavi acquisition of $6.2 million and $0.2 million, respectively, and accelerated depreciation costs associated with the Fiscal 2006 Plan (as defined below in Acquisition-Related Integration Costs) of $7.2 million. Gross profit as a percent of net sales increased to 30.3% for Third Quarter 2006 from 28.9% for Third Quarter 2005 primarily due to sales of higher-margin wine brands acquired in the Robert Mondavi acquisition, partially offset by the higher unusual items and increased Mexican beer product costs and transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $157.0 million for Third Quarter 2006 from $130.3 million for Third Quarter 2005, an increase of $26.6 million, or 20%. The Constellation Wines segment’s selling, general and administrative expenses increased $23.7 million due to increased general and administrative expenses, advertising expenses and selling expenses to support the growth in the segment’s business, primarily due to the costs related to the brands acquired in the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased slightly as increased selling and general and administrative expenses were partially offset by lower advertising expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased slightly primarily due to increased general and administrative expenses to support the Company’s growth. Selling, general and administrative expenses as a percent of net sales increased to 12.4% for Third Quarter 2006 as compared to 12.0% for Third Quarter 2005 primarily due to the increase in the Constellation Wines segment’s selling, general and administrative expenses growing at a faster rate than the increase in the segment’s net sales. The Constellation Wines segment’s selling, general and administrative expenses as a percent of net sales was impacted by the inclusion of the Robert Mondavi business, which has a higher percentage of selling, general and administrative expenses to net sales than the segment’s base business.

Acquisition-Related Integration Costs

The Company recorded $1.6 million of acquisition-related integration costs for Third Quarter 2006 in connection with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $0.9 million of employee-related costs and $0.7 million of facilities and other one-time costs. For Fiscal 2006, the Company expects to incur total acquisition-related integration costs of $17.3 million associated with the Robert Mondavi Plan.

Restructuring and Related Charges

The Company recorded $4.3 million of restructuring and related charges for Third Quarter 2006 associated primarily with certain Constellation Wines segment personnel reductions in connection with the Company’s U.K. operations and the Company’s program to consolidate certain west coast production processes in the U.S. (together, the “Fiscal 2006 Plan”). Restructuring and related charges included $4.2 million of employee termination benefit costs, $0.2 million of contract termination costs and a credit of $0.1 million of facility consolidation and relocation costs. The Company recorded $1.6 million of restructuring and related charges for Third Quarter 2005 associated with the realignment of business operations within the Constellation Wines segment (the “Fiscal 2004 Plan”).

For Fiscal 2006, the Company expects to incur total restructuring and related charges of $11.0 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan. In addition, the Company recorded accelerated depreciation charges of $7.2 million for Third Quarter 2006 in connection with the Company’s investment in new assets and reconfiguration of certain existing assets under the Fiscal 2006 Plan. The accelerated depreciation charges were recorded on the Cost of Product Sold line within the Consolidated Statement of Income. The Company expects to incur total accelerated depreciation charges of $13.4 million for Fiscal 2006.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Third Quarter 2006 and Third Quarter 2005.

	Third Quarter 2006 Compared to Third Quarter 2005
	Operating Income (Loss)
	2006	2005	% Increase
Constellation Wines	$184.4	$127.7	44%
Constellation Beers and Spirits	73.3	71.3	3%
Corporate Operations and Other	(15.3)	(13.8)	11%
Total Reportable Segments	242.4	185.2	31%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(21.0)	(3.5)	500%
Consolidated Operating Income	$221.4	$181.7	22%

As a result of the factors discussed above, consolidated operating income increased to $221.4 million for Third Quarter 2006 from $181.7 million for Third Quarter 2005, an increase of $39.7 million, or 22%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $21.0 million for Third Quarter 2006 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent accelerated depreciation costs and restructuring and related charges associated primarily with the Fiscal 2006 Plan of $7.2 million and $4.3 million, respectively; the flow through of adverse grape cost, the flow through of inventory step-up, and acquisition-related integration costs associated primarily with the Company’s acquisition of Robert Mondavi of $6.2 million, $2.1 million, and $1.6 million, respectively; and reimbursement of costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $0.4 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $3.5 million for Third Quarter 2005 represent the flow through of inventory step-up associated with the Hardy Acquisition of $1.9 million and restructuring and related charges associated with the Fiscal 2004 Plan of $1.6 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $6.5 million in Third Quarter 2006 from $0.4 million in Third Quarter 2005, an increase of $6.2 million due primarily to the acquisition of an ownership interest in Opus One as a result of the Robert Mondavi acquisition. Opus One’s earnings are very seasonal with most of their annual earnings recognized upon the release of the latest year’s vintage, which is typically done just prior to the annual fall grape harvest. Opus One’s 2002 vintage was released for retail distribution during Third Quarter 2006.

Interest Expense, Net

Interest expense, net of interest income of $1.0 million and $0.3 million for Third Quarter 2006 and Third Quarter 2005, respectively, increased to $48.1 million for Third Quarter 2006 from $30.7 million for Third Quarter 2005, an increase of $17.4 million, or 57%. The increase resulted from higher average borrowings in Third Quarter 2006 primarily due to the Robert Mondavi acquisition and the investment in Ruffino in the fourth quarter of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate was 39.4% for Third Quarter 2006 and 36.0% for Third Quarter 2005, an increase of 3.4%. This increase is due primarily to higher estimated foreign withholding taxes and residual U.S. taxes on increased foreign dividends.

For Fiscal 2006, the Company expects the effective tax rate to more closely approximate its prior year’s effective tax rate before giving effect to a non-cash reduction in the Company’s provision for income taxes of $16.2 million as a result of adjustments to income tax accruals in the first quarter of fiscal 2006 in connection with the completion of various income tax examinations.

Net Income

As a result of the above factors, net income increased to $109.0 million for Third Quarter 2006 from $96.9 million for Third Quarter 2005, an increase of $12.1 million, or 12%.

Nine Months 2006 Compared to Nine Months 2005

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Nine Months 2006 and Nine Months 2005.

	Nine Months 2006 Compared to Nine Months 2005
	Net Sales
	2006	2005	% Increase / (Decrease)
Constellation Wines:
Branded wine	$1,724.6	$1,287.0	34%
Wholesale and other	743.9	769.7	(3)%
Constellation Wines net sales	$2,468.5	$2,056.7	20%
Constellation Beers and Spirits:
Imported beers	$837.4	$751.9	11%
Spirits	249.7	241.4	3%
Constellation Beers and Spirits net sales	$1,087.1	$993.3	9%
Consolidated Net Sales	$3,555.6	$3,050.0	17%

Net sales for Nine Months 2006 increased to $3,555.6 million from $3,050.0 million for Nine Months 2005, an increase of $505.6 million, or 17%. This increase resulted primarily from an increase in branded wine net sales of $424.2 million (on a constant currency basis) and imported beer net sales of $85.6 million. The increase in branded wine net sales is due primarily to $329.0 million of net sales of branded wines acquired in the Robert Mondavi acquisition and $35.9 million of net sales of Ruffino brands, which the Company began distributing in the U.S. on February 1, 2005. In addition, net sales benefited from a favorable foreign currency impact of $5.5 million.

Constellation Wines

Net sales for Constellation Wines increased to $2,468.5 million for Nine Months 2006 from $2,056.7 million for Nine Months 2005, an increase of $411.8 million, or 20%. Branded wine net sales increased $437.6 million primarily from $329.0 million of net sales of branded wines acquired in the Robert Mondavi acquisition, $35.9 million of net sales of Ruffino brands, an increase in branded wine net sales in the U.S. (excluding sales of Robert Mondavi and Ruffino brands) of $45.5 million and a favorable foreign currency impact of $13.4 million. Wholesale and other net sales decreased $25.8 million ($18.2 million on a constant currency basis) as growth in the U.K. wholesale business was more than offset by a decrease in other net sales. The decrease in other net sales is primarily due to the Company’s fiscal 2004 decision to exit the commodity concentrate business during fiscal 2005.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $1,087.1 million for Nine Months 2006 from $993.3 million for Nine Months 2005, an increase of $93.8 million, or 9%. This increase resulted from increases in imported beers net sales of $85.6 million and spirits net sales of $8.3 million. The growth in imported beers net sales is primarily due to volume growth in the Company’s Mexican beer portfolio. The growth in spirits net sales is attributable to an increase in the Company’s contract production net sales partially offset by a slight decrease in branded spirits net sales.

Gross Profit

The Company’s gross profit increased to $1,038.2 million for Nine Months 2006 from $853.8 million for Nine Months 2005, an increase of $184.4 million, or 22%. The Constellation Wines segment’s gross profit increased $196.1 million primarily from the additional gross profit of $170.3 million due to the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s gross profit increased $18.2 million primarily due to volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer product costs and transportation costs. However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $29.9 million in Nine Months 2006 versus Nine Months 2005. This increase resulted from increased flow through of adverse grape cost and inventory step-up associated with the Robert Mondavi acquisition of $20.2 million and $2.5 million, respectively, and accelerated depreciation costs associated with the Fiscal 2006 Plan of $7.2 million. Gross profit as a percent of net sales increased to 29.2% for Nine Months 2006 from 28.0% for Nine Months 2005 primarily due to sales of higher-margin wine brands acquired in the Robert Mondavi acquisition, partially offset by the higher unusual items and higher Mexican beer product costs and transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $478.6 million for Nine Months 2006 from $401.1 million for Nine Months 2005, an increase of $77.4 million, or 19%. The Constellation Wines segment’s selling, general and administrative expenses increased $75.1 million due to increased selling expenses, general and administrative, and advertising expenses to support the growth in the segment’s business, primarily due to the costs related to the brands acquired in the Robert Mondavi acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $4.3 million as increased selling and advertising expenses were partially offset by lower general and administrative expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $5.0 million primarily due to increased general and administrative expenses to support the Company’s growth. Lastly, there was a decrease of $6.9 million of unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. Nine Months 2006 included costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. Nine Months 2005 costs consisted of financing costs recorded in connection with the Company’s redemption of its $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the “Senior Subordinated Notes”) of $10.3 million. Selling, general and administrative expenses as a percent of net sales increased to 13.5% for Nine Months 2006 as compared to 13.2% for Nine Months 2005 primarily due to the increase in the Constellation Wines segment’s selling, general and administrative expenses growing at a faster rate than the increase in the segment’s net sales partially offset by the lower unusual costs. The Constellation Wines segment’s selling, general and administrative expenses as a percent of net sales was impacted by the inclusion of the Robert Mondavi business, which has a higher percentage of selling, general and administrative expenses to net sales than the segment’s base business.

Acquisition-Related Integration Costs

The Company recorded $15.9 million of acquisition-related integration costs for Nine Months 2006 in connection with the Robert Mondavi Plan. Acquisition-related integration costs included $5.6 million of employee-related costs and $10.3 million of facilities and other one-time costs. For Fiscal 2006, the Company expects to incur total acquisition-related integration costs of $17.3 million associated with the Robert Mondavi Plan.

Restructuring and Related Charges

The Company recorded $8.4 million of restructuring and related charges for Nine Months 2006 associated with (i) the Fiscal 2004 Plan, (ii) the Robert Mondavi Plan, and (iii) the Fiscal 2006 Plan. Restructuring and related charges recorded in connection with the Fiscal 2004 Plan included $0.6 million of employee termination benefit costs and $0.8 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Robert Mondavi Plan included $1.6 million of employee termination benefit costs, $0.8 million of contract termination costs and $0.4 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Fiscal 2006 Plan included $4.2 million of employee termination benefit costs. The Company recorded $4.4 million of restructuring and related charges for Nine Months 2005 associated with the Fiscal 2004 Plan.

For Fiscal 2006, the Company expects to incur total restructuring and related charges of $11.0 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan. In addition, the Company recorded accelerated depreciation charges of $7.2 million for Nine Months 2006 in connection with the Company’s investment in new assets and reconfiguration of certain existing assets under the Fiscal 2006 Plan. The accelerated depreciation charges were recorded on the Cost of Product Sold line within the Consolidated Statement of Income. The Company expects to incur total accelerated depreciation charges of $13.4 million for Fiscal 2006.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Nine Months 2006 and Nine Months 2005.

	Nine Months 2006 Compared to Nine Months 2005
	Operating Income (Loss)
	2006	2005	% Increase
Constellation Wines	$404.1	$283.1	43%
Constellation Beers and Spirits	236.9	223.0	6%
Corporate Operations and Other	(43.9)	(38.9)	13%
Total Reportable Segments	597.1	467.2	28%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(61.7)	(18.9)	226%
Consolidated Operating Income	$535.4	$448.3	19%

As a result of the factors discussed above, consolidated operating income increased to $535.4 million for Nine Months 2006 from $448.3 million for Nine Months 2005, an increase of $87.1 million, or 19%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $61.7 million for Nine Months 2006 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated primarily with the Company’s acquisition of Robert Mondavi of $20.2 million, $15.9 million, and $6.6 million, respectively; restructuring and related charges of $8.4 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; accelerated depreciation costs of $7.2 million associated with the Fiscal 2006 Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $18.9 million for Nine Months 2005 represent financing costs associated with the redemption of the Company’s Senior Subordinated Notes of $10.3 million, restructuring and related charges associated with the Fiscal 2004 Plan of $4.4 million, and the flow through of inventory step-up associated with the Hardy Acquisition of $4.2 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $5.7 million in Nine Months 2006 from $0.6 million in Nine Months 2005, an increase of $5.1 million due primarily to the acquisition of an ownership interest in Opus One as a result of the Robert Mondavi acquisition. Opus One’s earnings are very seasonal with most of their annual earnings recognized upon the release of the latest year’s vintage, which is typically done just prior to the annual fall grape harvest. Opus One’s 2002 vintage was released for retail distribution during the third quarter of fiscal 2006.

Interest Expense, Net

Interest expense, net of interest income of $2.7 million and $1.2 million for Nine Months 2006 and Nine Months 2005, respectively, increased to $142.3 million for Nine Months 2006 from $91.3 million for Nine Months 2005, an increase of $50.9 million, or 56%. The increase resulted primarily from higher average borrowings in Nine Months 2006 primarily due to the Robert Mondavi acquisition and the investment in Ruffino in the fourth quarter of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate was 33.0% for Nine Months 2006 and 36.0% for Nine Months 2005, a decrease of 3.0%. This decrease is due primarily to a non-cash reduction in the Company’s provision for income taxes of $16.2 million, or 4.1%, as a result of adjustments to income tax accruals in connection with the completion of various income tax examinations, partially offset by higher estimated foreign withholding taxes and residual U.S. taxes on increased foreign dividends. The Company expects the effective tax rate for Fiscal 2006 to more closely approximate its prior year’s effective tax rate before giving effect to the $16.2 million adjustment.

Net Income

As a result of the above factors, net income increased to $267.1 million for Nine Months 2006 from $228.8 million for Nine Months 2005, an increase of $38.2 million, or 17%.

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

Nine Months 2006 Cash Flows

Operating Activities

Net cash provided by operating activities for Nine Months 2006 was $282.3 million, which resulted from $267.1 million of net income, plus $127.5 million of net non-cash items charged to the Consolidated Statement of Income and $42.9 million of cash proceeds credited to accumulated other comprehensive income (“AOCI”) within the Consolidated Balance Sheet, less $155.2 million representing the net change in the Company’s operating assets and liabilities.

The net non-cash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The cash proceeds credited to AOCI consisted of $30.3 million in proceeds from the unwinding of certain interest rate swaps (see discussion below under Senior Credit Facilities) and $12.6 million in proceeds from the early termination of certain foreign currency derivative instruments related to the Company’s change in its structure of certain of its cash flow hedges of forecasted foreign currency denominated transactions. As the forecasted transactions are still probable, this amount was recorded to AOCI and will be reclassified from AOCI into earnings in the same periods in which the original hedged items are recorded in the Consolidated Statement of Income. The net change in operating assets and liabilities resulted primarily from seasonal increases in accounts receivable and inventories, partially offset by seasonal increases in accounts payable and accrued advertising and an increase in accrued income taxes payable.

Investing Activities

Net cash provided by investing activities for Nine Months 2006 was $24.8 million, which resulted primarily from $172.9 million of net proceeds from sales of assets, equity method investment, and businesses, primarily attributable to sales of non-strategic Robert Mondavi assets, partially offset by $91.6 million of capital expenditures and net cash paid of $45.8 million for purchases of businesses.

Financing Activities

Net cash used in financing activities for Nine Months 2006 was $297.5 million resulting primarily from principal payments of long-term debt of $425.3 million partially offset by net proceeds of $111.1 million from notes payable.

During June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through its current senior credit facility. The repurchased shares will become treasury shares. As of January 9, 2006, the Company had purchased a total of 8,150,688 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $5.51 per share. No shares were repurchased during Nine Months 2006 under the Company’s share repurchase program.

Debt

Total debt outstanding as of November 30, 2005, amounted to $2,945.2 million, a decrease of $344.1 million from February 28, 2005. The ratio of total debt to total capitalization decreased to 50.3% as of November 30, 2005, from 54.2% as of February 28, 2005.

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of November 30, 2005, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2006 and for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2006	$-	$-	$-
2007	33,382	-	33,382
2008	89,853	-	89,853
2009	110,588	14,563	125,151
2010	117,500	14,563	132,063
2011	103,677	353,161	456,838
Thereafter	-	1,026,713	1,026,713
	$455,000	$1,409,000	$1,864,000

The rate of interest on borrowings under the 2004 Credit Agreement, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of November 30, 2005, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The Company’s obligations are guaranteed by substantially all of its U.S. subsidiaries and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of November 30, 2005, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of November 30, 2005, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $455.0 million bearing a weighted average interest rate of 5.6%, tranche B term loans of $1,409.0 million bearing a weighted average interest rate of 5.7%, revolving loans of $108.0 million bearing a weighted average interest rate of 5.1%, undrawn revolving letters of credit of $27.5 million, and $364.5 million in revolving loans available to be drawn.

At February 28, 2005, the Company had outstanding five year interest rate swap agreements to minimize interest rate volatility. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. In March 2005, the Company monetized the value of the interest rate swaps by replacing them with new five year delayed start interest rate swap agreements effective March 1, 2006, which extended the hedged period through fiscal 2010. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from AOCI (as defined in Note 13) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statement of Income. The effective interest rate remains the same under the new swap structure at 4.1%.  For the nine months and three months ended November, 30, 2005 the Company reclassified $4.4 million and $1.6 million, respectively, from AOCI to Interest Expense, net in the Company's Consolidated Statements of Income.  This non-cash operating activity is included on the Other, net line in the Company's Consolidated Statement of Cash Flows.  The Company had no outstanding interest rate swap agreements during the nine months and three months ended November 30, 2004.

Foreign Subsidiary Facilities

The Company has additional credit arrangements available totaling $171.9 million as of November 30, 2005. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2005, amounts outstanding under the foreign subsidiary credit arrangements were $46.7 million.

Senior Notes

As of November 30, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “Senior Notes”). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of November 30, 2005, the Company had outstanding £1.0 million ($1.7 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of November 30, 2005, the Company had outstanding £154.0 million ($265.9 million, net of $0.4 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of November 30, 2005, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

As of November 30, 2005, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. In March 2005, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) for interim periods beginning March 1, 2006. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements and will take into consideration the additional guidance provided by SAB No. 107 in connection with the Company’s adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for the Company no later than the end of the fiscal year ending February 28, 2006. The Company is currently assessing the financial impact of FIN No. 47 on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after March 1, 2006. The Company's consolidated financial statements will only be impacted by the adoption of SFAS No. 154 if the Company implements a voluntary change in accounting principle or corrects accounting errors in future periods.

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

Foreign currency forward contracts and foreign currency options are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, and intercompany principal and interest payments. As of November 30, 2005, the Company had exposures to foreign currency risk primarily related to the Australian dollar, British pound sterling, euro, New Zealand dollar, Canadian dollar, Chilean peso and Mexican peso.

As of November 30, 2005, and November 30, 2004, the Company had outstanding foreign exchange derivative instruments with a notional value of $726.7 million and $708.6 million, respectively. Approximately 61% of the Company’s total exposures were hedged as of November 30, 2005. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2005, and November 30, 2004, the fair value of open foreign exchange contracts would have been decreased by $70.7 million and $68.9 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,002.8 million and $1,092.8 million as of November 30, 2005, and November 30, 2004, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2005, and November 30, 2004, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $28.4 million and $38.9 million, respectively.

As of November 30, 2005, the Company had outstanding five year delayed start interest rate swap agreements effective March 1, 2006, to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. A hypothetical 1% increase from prevailing interest rates as of November 30, 2005, would have increased the fair value of the interest rate swaps by $43.5 million. As of November 30, 2004, the Company had no interest rate swap agreements outstanding.

In addition to the $1,002.8 million and $1,092.8 million estimated fair value of fixed rate debt outstanding as of November 30, 2005, and November 30, 2004, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of November 30, 2005, and November 30, 2004, of $2,003.6 million and $1,049.3 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of November 30, 2005, and November 30, 2004, is $20.0 million and $9.1 million, respectively.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 1 - 30, 2005	-	$-	-	$55,122,140
October 1 - 31, 2005	-	-	-	55,122,140
November 1 - 30, 2005	-	-	-	55,122,140
Total	-	$-	-	$55,122,140

(1)    In June 1998, the Company’s Board of Directors authorized the repurchase from time to time of up to $100.0 million of the Company’s Class A and Class B Common Stock. The program does not have a specified expiration date. The Company did not repurchase any shares under this program during the period September 1, 2005 through and including November 30, 2005.

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

CONSTELLATION BRANDS, INC.

Dated: January 9, 2006	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: January 9, 2006	By:	/s/ Thomas S. Summer
Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS
Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
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
3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005 and incorporated herein by reference).

3.2
Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005 and incorporated herein by reference).

3.3
Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005 and incorporated herein by reference).

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

4.13
Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference). (1)

4.14
Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

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

4.25
Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005 and incorporated herein by reference).

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

(10)	Material contracts.
10.1	Not applicable.

(11)	Statement re computation of per share earnings.
Not applicable.
(15)	Letter re unaudited interim financial information.
Not applicable.
(18)	Letter re change in accounting principles.
Not applicable.
(19)	Report furnished to security holders.
Not applicable.
(22)	Published report regarding matters submitted to a vote of security holders.
Not applicable.
(23)	Consents of experts and counsel.
Not applicable.
(24)	Power of attorney.
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
(32)	Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
(99)	Additional Exhibits.
99.1	Not applicable.
(100)	XBRL-Related Documents.
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