Form 10-K
period 2006-02-28
CONSTELLATION BRANDS, INC.
filed 2006-05-02
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X     No ___

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___   No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer  X     Accelerated Filer ___   Non-accelerated Filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No    X

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing sales prices of the Registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was $5,409,187,385. The Registrant has no non-voting common equity.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 14, 2006, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	199,619,196
Class B Common Stock, par value $.01 per share	23,853,038

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 27, 2006 is incorporated by reference in Part III to the extent described therein.

========================================================================================================================================

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s business strategy, future financial position, prospects, plans and objectives of management, as well as information concerning expected actions of third parties are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I

Item 1.   Business

Introduction

Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2006,” “Fiscal 2005” and “Fiscal 2004” shall refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2007” shall refer to the Company’s fiscal year ending February 28, 2007.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2005 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market: Impact Databank Review and Forecast; International Wine and Spirit Record; Euromonitor; Australian Bureau of Statistics; Information Resources, Inc.; ACNielsen; AZTEC; Beer Marketer’s Insights; The Beer Institute; and DISCUS. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on unit volume.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 7,900 employees located throughout the world and the corporate headquarters are located in Fairport, New York.

The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of brands across the wine, imported beer and spirits categories. The Company has the largest wine business in the world and has a leading market position in each of its core markets, which include the United States, United Kingdom, Australia and New Zealand.

In the United States, the Company is the largest multi-category (wine, imported beer and spirits) supplier of beverage alcohol. In addition to its position in wine, the Company is the largest marketer of imported beer in 25 primarily western states, where it has exclusive rights to distribute the Mexican brands in its portfolio, and is a leading producer and marketer of distilled spirits. With its broad product portfolio, the Company believes it is distinctly positioned to satisfy an array of consumer preferences across all beverage alcohol categories and price points.

Many of the Company’s products are recognized leaders in their respective categories and geographic markets. The Company’s strong market positions make the Company a supplier of choice to its customers, who include wholesale distributors, retailers and on-premise locations.

In addition, in the United Kingdom, the Company is the leading independent (non-brewery-owned) drinks wholesaler, providing a full range of beverage alcohol and soft drinks to the on-premise trade. The Company leverages this business as a strategic route-to-market for its imported wine portfolio.

Net sales by product category are summarized as follows:

	For the Year Ended February 28, 2006	% of Total	For the Year Ended February 28, 2005	% of Total
(in millions)
Branded wine	$2,263.4	49%	$1,830.8	45%
Wholesale and other	972.0	21%	1,020.6	25%
Imported beers	1,043.5	23%	922.9	22%
Spirits	324.5	7%	313.3	8%
Consolidated Net Sales	$4,603.4	100%	$4,087.6	100%

The Company’s geographic markets include North America (primarily the United States), Europe (primarily the United Kingdom) and Australasia (primarily Australia and New Zealand). Net sales by geographic area (based on the location of the selling company) are summarized as follows:

	For the Year Ended February 28, 2006	% of Total	For the Year Ended February 28, 2005	% of Total
(in millions)
North America	$2,912.1	63%	$2,387.3	58%
Europe	1,372.0	30%	1,385.6	34%
Australasia	319.3	7%	314.7	8%
Consolidated Net Sales	$4,603.4	100%	$4,087.6	100%

There are certain key trends within the beverage alcohol industry which include:
•	Consolidation of wholesalers and retailers; and
•	Attractive consumer trends which include:
•	An increase in global wine consumption;
•
Growth of New World wines (wines produced from the United States, Australia, New Zealand, Chile, Argentina and South Africa) in the Company’s core markets outpacing growth of Old World wines (wines primarily produced in European countries including France, Germany, Spain and Italy);

•	Wine and spirits categories growing at a faster rate than the beer category, particularly in the U.S. and the U.K.; and
•
Consumers “trading up” to premium products within each category. On a global basis, within the wine category, premium wines are growing faster than value-priced wines. In the United States, within the beer category, imported beers are growing faster than domestic beers, and premium spirits are growing faster than value-priced spirits.

To capitalize on these trends, the Company has employed a strategy of growing through a combination of internal growth and acquisitions to become more competitive, with a focus on the faster growing segments of the beverage alcohol industry and developing strong market positions in the wine, imported beer and spirits categories. Key elements of the Company’s strategy include:
•	Leveraging the Company’s existing portfolio of leading brands;
•	Developing new products, new packaging and line extensions;
•	Diversifying the Company’s product portfolio with an emphasis on premium spirits and premium, super-premium and fine wines;
•	Diversifying geographic markets with a focus on expansion in Canada, Western Europe, Eastern Europe and Japan;
•	Strengthening its relationships with wholesalers and retailers;
•	Expanding its distribution and enhancing its production capabilities;
•	Realizing operating synergies; and
•	Acquiring additional management, operational, marketing, and product development expertise.

As part of the Company’s strategy outlined above, on April 2, 2006, the Company entered into an arrangement agreement with Vincor International Inc. (“Vincor”) under which, subject to satisfaction of certain conditions, the Company will acquire all of the issued and outstanding common shares of Vincor at a cash price of Cdn$36.50 per common share. The transaction, including Vincor’s outstanding indebtedness, is valued at approximately Cdn$1.5 billion and is currently expected to be completed in early June 2006. Vincor is Canada’s largest producer and marketer of wines, and as such, Canada would become a core market for the Company. Vincor is also a marketer of wine in the United Kingdom, including the leading South African wine, and a producer and marketer of premium, super-premium and fine wines from California, Washington State, Western Australia and New Zealand. Vincor’s well-known brands include Inniskillin, Jackson-Triggs, Sumac Ridge, Hawthorne Mountain, Sawmill Creek, Notre Vin Maison, Entre-Lacs, L’Ambiance, Caballero de Chile, Spumante Bambino, President Canadian Champagne, and Okanagan Vineyards, all of which are produced in Canada. In addition, R.H. Phillips, Toasted Head, and Hogue are produced in the United States, Goundrey and Amberley are produced in Australia, Kim Crawford is produced in New Zealand and Kumala is produced in South Africa.

Recent Acquisitions and Equity Method Investments

In December 2004, the Company acquired The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. Through this transaction, the Company acquired various additional winery and vineyard interests, and, additionally produces, markets and sells premium, super-premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. Woodbridge and Robert Mondavi Private Selection are the leading domestic premium and super-premium wine brands, respectively, in the United States. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company’s president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of Robert Mondavi’s sales are generated in the United States. The Company is leveraging the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure.  Distribution of the Robert Mondavi Woodbridge brand in the U.K. market is underway and the brand has been introduced into most major U.K. retailers.

In December 2004, the Company purchased a 40% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, and in February 2005, the Constellation Wines segment began distributing Ruffino’s products in the United States. Also in December 2004, the Company became a 50% owner in a joint venture with jstar Brands called Planet 10 Spirits. The objective of Planet 10 Spirits is to create and market premium spirit brands in the United States and key export markets. The first product from this joint venture is Effen Vodka, a luxury brand imported from Holland.

In April 2003, the Company completed the acquisition of BRL Hardy Limited, now known as Hardy Wine Company Limited (“Hardy”), Australia’s largest producer of wine, which enhanced the Company’s overall growth prospects and gave the Company an immediate presence in the Australian domestic and export markets. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC (“PWP”), the joint venture the Company established with Hardy in July 2001 that produces, markets and sells a portfolio of premium wine in the United States, including a range of Australian imports. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the “Hardy Acquisition.” Among the well-known brands acquired in the Hardy Acquisition are Banrock Station, Hardys Nottage Hill, Hardys Stamp and VR, Eileen Hardy, Sir James, Omni, Nobilo, Leasingham and Houghton. In October 2005, PWP was merged into another subsidiary of the Company.

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

Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 22 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

Constellation Wines

Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories - table wine, sparkling wine and dessert wine - and across all price points - popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the United States, Australia, New Zealand and Chile. As the largest producer and marketer of wine in the world, Constellation Wines has leading market positions in several countries. It is a leading producer and marketer of wine in the United States, Australia and New Zealand and the largest marketer of wine in the United Kingdom. Wine produced by the Company in the United States is primarily marketed domestically and in the United Kingdom. Wine produced in Australia and New Zealand is primarily marketed domestically and in the United States and United Kingdom, while wine produced in Chile is primarily marketed in the United States and United Kingdom. In addition, Constellation Wines exports its wine products to other major wine consuming markets of the world.

In the United States, Constellation Wines sells 19 of the top-selling 100 table wine brands and has one of the largest fine wine portfolios. In the United Kingdom, it has seven of the top-selling 20 table wine brands and the best selling brand of fortified British wine. In Australia, it has wine brands across all price points and varieties, including a comprehensive range of premium wine brands, and has 5 of the top-selling 20 wine brands and is the largest producer of cask (box) wines.

Constellation Wines’ well-known wine brands include Robert Mondavi Winery, Simi, Franciscan Oakville Estate, Estancia, Ravenswood, Blackstone, Robert Mondavi Private Selection, Ruffino, Alice White, Nobilo, Hardys, Woodbridge by Robert Mondavi, Vendange, Arbor Mist, Almaden, and Stowells.

Constellation Wines is also the leading independent beverage wholesaler to the on-premise trade in the United Kingdom and has more than 20,000 on-premise accounts. The wholesaling business involves the distribution of wine, distilled spirits, cider, beer, RTDs and soft drinks. These products include Constellation Wines’ branded wine, cider and water products, and products produced by other major drinks companies.

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

Constellation Beers and Spirits

Constellation Beers and Spirits imports and markets a diversified line of beer and produces, bottles, imports and markets a diversified line of distilled spirits. It is the largest marketer of imported beer in 25 primarily western U.S. states, where it has exclusive rights to distribute the Mexican brands in its portfolio, Corona Extra, Corona Light, Modelo Especial, Pacifico, and Negra Modelo. Constellation Beers and Spirits has exclusive distribution rights to the entire United States for the St. Pauli Girl brand, the number two selling German Beer, and Tsingtao brand, the number one selling Chinese Beer. All of the segments’ Mexican brands and St. Pauli Girl brand are among the top-selling 20 imported beer brands in the United States. Corona Extra is the best selling imported beer in the United States and the sixth best selling beer overall in the United States.

Constellation Beers and Spirits is a leading producer and marketer of distilled spirits in the United States. The majority of the segment’s distilled spirits unit volume consists of products marketed in the value and mid-premium priced category. Principal distilled spirits brands include Black Velvet, Barton, Sköl, Fleischmann’s, Canadian LTD, Montezuma, Ten High, Chi-Chi’s prepared cocktails, Mr. Boston, Inver House, and Monte Alban. The segment is continuing efforts to increase its premium spirits offerings, with brands that include Black Velvet Reserve, the 99 Schnapps family, Effen Vodka, Ridgemont Reserve 1792, Meukow Cognac and Cocktails by Jenn.

Constellation Beers and Spirits also sells bulk distilled spirits and other related products and services.

Corporate Operations and Other

The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing.

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

In North America, the Company’s products are primarily distributed by approximately 700 wholesale distributors as well as state and provincial alcoholic beverage control agencies. As is the case with all other beverage alcohol companies, products sold through state or provincial alcoholic beverage control agencies are subject to obtaining and maintaining listings to sell the Company’s products in that agency’s state or province. State and provincial governments can affect prices paid by consumers of the Company’s products. This is possible either through the imposition of taxes or, in states and provinces in which the government acts as the distributor of the Company’s products through an alcoholic beverage control agency, by directly setting retail prices for the Company’s products.

In the United Kingdom the Company’s products are distributed either directly to retailers or through wholesalers and importers. The Company’s U.K. wholesaling business sells and distributes the Company’s branded products and those of other major drinks companies to on-premise locations through a network of depots located throughout the United Kingdom. In Australasia and other markets, the Company’s products are primarily distributed either directly to retailers or through wholesalers and importers. In the United Kingdom and Australasia, the distribution channels are dominated by a small number of industry leaders.

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

Competition

The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution strength. The Company’s beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which may have greater resources than the Company.

Constellation Wines’ principal wine competitors include: E & J Gallo Winery, The Wine Group, Foster’s Group, and Kendall-Jackson in the United States; Diageo, E & J Gallo Winery, Pernod Ricard and Foster’s Group in the United Kingdom; and Foster’s Group and Pernod Ricard in Australia. Its U.K. wholesale business competes with major brewers who also have wholesale operations, in particular, Scottish and Newcastle UK, Molson Coors, InBev and Carlsberg UK, and other independent national and regional wholesalers. Constellation Wines’ principal cider competitor is Scottish and Newcastle UK.

Constellation Beers and Spirits’ principal competitors include: Heineken, InBev, Molson Coors, and Diageo in the imported beer category as well as domestic producers such as Anheuser-Busch, Molson Coors and SABMiller; and Diageo, Fortune Brands, Bacardi, Pernod Ricard and Brown-Forman in the distilled spirits category.

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

The Company receives grapes from approximately 1,100 independent growers in the United States and 1,500 growers in Australia. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and generally based on then-current market prices. In Australia, approximately 700 of the 1,500 growers belong to a grape growers’ cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the United Kingdom, the Company produces wine from materials purchased either on a contract basis or on the open market.

At February 28, 2006, the Company owned or leased approximately 20,200 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Australia, Chile and New Zealand. This acreage supplies only a small percentage of the Company’s overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

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

The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company’s cost of product sold. In the United States and Australia, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers under long-term supply arrangements. Currently, most of the Company’s glass container requirements for its United States operations are supplied by one producer and substantially all of the Company’s glass container requirements for its Australian operations are supplied by another producer. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

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

Employees

As of the end of March 2006, the Company had approximately 7,900 full-time employees throughout the world. Approximately 3,700 full-time employees were in the United States and approximately 4,200 full-time employees were outside of the United States, in countries including Australia, the United Kingdom, Canada and New Zealand. Additional workers may be employed by the Company during the peak and grape crushing seasons. The Company considers its employee relations generally to be good.

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

Company Information

The Company’s internet address is http://www.cbrands.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.cbrands.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. The internet address of the SEC’s site is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Company also has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is also available on the Company’s internet website, together with its Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, its Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee). These materials are accessible at http://www.cbrands.com/CBI/investors.htm. Additionally, amendments to, and waivers granted to the Company’s directors and executive officers under the Company’s codes of ethics, if any, will be posted in this area of the Company’s website. A copy of the Code of Business Conduct and Ethics, Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, Chief Executive Officer and Senior Financial Executive Code of Ethics, and/or the Board of Directors Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests it. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 370 Woodcliff Drive, Suite 300, Fairport, New York 14450 or by telephoning the Company’s Investor Center at 1-888-922-2150.

The foregoing information regarding the Company’s website and its content is for your convenience only. The content of the Company’s website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations.

Our indebtedness could have a material adverse effect on our financial health.

We have incurred substantial indebtedness to finance our acquisitions. In the future, we may incur substantial additional indebtedness to finance further acquisitions or for other purposes. Our ability to satisfy our debt obligations outstanding from time to time will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors. We cannot assure you that our business will generate sufficient cash flow from operations to meet all of our debt service requirements and to fund our capital expenditure requirements.

Our current and future debt service obligations and covenants could have important consequences to you. These consequences include, or may include, the following:

•	Our ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;
•
Our funds available for operations, expansion or distributions will be reduced because we will dedicate a significant portion of our cash flow from operations to the payment of principal and interest on Our indebtedness and dividends on our Series A mandatory convertible preferred stock;

•	Our ability to conduct our business could be limited by restrictive covenants; and
•	Our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

Our senior credit facility and the indentures under which our debt securities have been issued contain restrictive covenants and provisions. These covenants and provisions affect our ability to grant additional liens, incur additional debt, sell assets, engage in changes of control, pay dividends, enter into transactions with affiliates, make investments and engage in certain other fundamental changes. Our senior credit facility also contains restrictions on our ability to make acquisitions and certain financial ratio tests, including a debt coverage ratio, a senior debt coverage ratio, a fixed charges ratio and an interest coverage ratio. These restrictions could limit our ability to conduct business. If we fail to comply with the obligations contained in the senior credit facility, our existing or future indentures or other loan agreements, we could be in default under such agreements, which could require us to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.

Our acquisition and joint venture strategies may not be successful.

We have made a number of acquisitions, and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the United States, we may enter into derivative contracts to purchase foreign currency in order to hedge against the risk of foreign currency fluctuations in connection with such acquisitions or joint venture investments, which subjects us to the risk of foreign currency fluctuations associated with such derivative contracts.

We have entered into joint ventures and may enter into additional joint ventures. We share control of our joint ventures. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with ours or the joint venture’s. In addition, our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our financial condition or results of operations. There can be no assurance that any of our acquisitions or joint ventures will be profitable.

Competition could have a material adverse effect on our business.

We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by our inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of wholesalers, retailers or consumers to purchase competitive products instead of our products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.

An increase in excise taxes or government regulations could have a material adverse effect on our business.

The United States, the United Kingdom, Australia and other countries in which we operate impose excise and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. Recently, many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.

We rely on the performance of wholesale distributors, major retailers and chains for the success of our business.

In the United States, we sell our products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. In the United Kingdom and Australia, we sell our products principally to wholesalers and directly to major retailers and chains. The replacement or poor performance of our major wholesalers, retailers or chains could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our major wholesalers, retailers or chains could also materially and adversely affect our results of operations and financial condition.

The industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in Europe and the United States. If we are unable to successfully adapt to this changing environment, our net income, share of sales and volume growth could be negatively affected. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, wholesalers or retailers may give higher priority to products of our competitors. In the future, our wholesalers and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

Our business could be adversely affected by a decline in the consumption of products we sell.

Since 1995, there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets. There have been periods in the past, however, in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	A general decline in economic conditions;
•	Increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•	A trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
•	The increased activity of anti-alcohol groups; and
•	Increased federal, state or foreign excise or other taxes on beverage alcohol products.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands.

We generally purchase raw materials under short-term supply contracts, and we are subject to substantial price fluctuations for grapes and grape-related materials, and we have a limited group of suppliers of glass bottles.

Our business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. We could experience raw material supply, production or shipment difficulties that could adversely affect our ability to supply goods to our customers. Increases in the costs of raw materials also directly affect us. In the past, we have experienced dramatic increases in the cost of grapes. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceed expectations, we could experience shortages.

The wine industry swings between cycles of grape oversupply and undersupply. In a severe oversupply environment, the ability of wine producers, including ourselves, to raise prices is limited, and, in certain situations, the competitive environment may put pressure on producers to lower prices. Further, although an oversupply may enhance opportunities to purchase grapes at lower costs, a producer’s selling and promotional expenses associated with the sale of its wine products can rise in such an environment.

Glass bottle costs are one of our largest components of cost of product sold. In the United States and Australia, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our United States operations and another producer supplies substantially all of our glass container requirements for our Australian operations. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Our operations subject us to risks relating to currency rate fluctuations, interest rate fluctuations and geopolitical uncertainty which could have a material adverse effect on our business.

We have operations in different countries throughout the world and, therefore, are subject to risks associated with currency fluctuations. Subsequent to the Hardy Acquisition, our exposure to foreign currency risk increased significantly as a result of having additional international operations in Australia, New Zealand and the United Kingdom. We are also exposed to risks associated with interest rate fluctuations. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We, however, could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers, affect our global operations.

We have a material amount of goodwill, and if we are required to write-down goodwill, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.

As of February 28, 2006, goodwill represented $2,193.6 million, or 29.6% of our total assets. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. We adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in its entirety, on March 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but instead is subject to a periodic impairment evaluation based on the fair value of the reporting unit. Reductions in our net income caused by the write-down of goodwill could materially and adversely affect our results of operations.

The termination or non-renewal of our imported beer distribution agreements could have a material adverse effect on our business.

We market and sell all of our imported beer products pursuant to exclusive distribution agreements with the suppliers of these products that are subject to renewal from time to time. Our agreement to distribute Corona Extra and our other Mexican beer brands in 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain personnel and other terms of the agreement, will be automatically renewed for additional terms of five years. Changes in control of us or our subsidiaries involved in importing the Mexican beer brands, or changes in the chief executive officer of such subsidiaries, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier’s consent to such changes may not be unreasonably withheld. Prior to their expiration, all of our imported beer distribution agreements may be terminated if we fail to meet certain performance criteria. We believe that we are currently in compliance with all of our material imported beer distribution agreements. From time to time we have failed, and may in the future fail, to satisfy certain performance criteria in our distribution agreements. It is possible that our beer distribution agreements may not be renewed or may be terminated prior to expiration.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

There has been increased public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers. Adverse developments in these or similar lawsuits or a significant decline in the social acceptability of beverage alcohol products that results from these lawsuits could materially adversely affect our business.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted numerous trademark registrations covering our brands and products and have filed, and expect to continue to file, trademark applications seeking to protect newly-developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.

Contamination could harm the integrity or customer support for our brands and adversely affect the sales of our products.

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for those brands, could adversely affect their sales. Contaminants in raw materials purchased from third parties and used in the production of our wine and spirits products or defects in the distillation or fermentation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all of our brands.

An increase in the cost of energy could affect our profitability.

Recently, we have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. We cannot guarantee that we will be able to pass along increased energy costs to our customers through increased prices.

Our reliance upon complex information systems distributed worldwide and our reliance upon third party global networks means we could experience interruptions to our business services.

We depend on information technology to enable us to operate efficiently and interface with customers, as well as maintain financial accuracy and efficiency. If we do not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

Changes in accounting standards and taxation requirements could affect our financial results.

New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax in the numerous jurisdictions in which we generate revenues. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products' affordability and therefore reduce our sales.

Various diseases, pests and certain weather conditions could affect quality and quantity of grapes.

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our grape suppliers will succeed in preventing contamination in existing vineyards or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Grape growing also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines, which could lead to a shortage of our product supply.

Item 1B.   Unresolved Staff Comments

Not Applicable.

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

United States

In the United States, the Company through its Constellation Wines segment operates two wineries in New York, located in Canandaigua and Naples; 14 wineries in California, located in Acampo, Gonzales, Healdsburg, Kenwood, Oakville, Soledad, Rutherford, Ukiah, two in Lodi, two in Madera and two in Sonoma; two wineries in Washington, located in Woodinville and Sunnyside; and one winery in Caldwell, Idaho. All of these wineries are owned, except for the wineries in Caldwell (Idaho) and Woodinville (Washington), which are leased. The Constellation Wines segment considers its principal wineries in the United States to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Ravenswood wineries in Sonoma (California), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Winery in Lodi (California), the Robert Mondavi Winery in Oakville (California) and the Blackstone Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine.

Through the Constellation Wines segment, as of February 28, 2006, the Company owned or leased approximately 10,100 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

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

Through the Constellation Wines segment, the Company owns or has interests in approximately 6,300 plantable acres of vineyards in South Australia, the Australian Capital Territory, Western Australia, Victoria, and Tasmania, and approximately 2,500 acres of vineyards, either fully bearing or under development, in New Zealand.

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

Through this segment, the Company operates a National Distribution Centre, located at a leased facility in Severnside, Bristol, England, together with two leased satellite facilities within the same region, to distribute the Company’s products that are produced at the Bristol and Shepton Mallet facilities as well as products imported from other wine suppliers. To support its wholesaling business, the Company operates 11 physical distribution centers located throughout the United Kingdom, 10 of which are leased, as well as two virtual depots and two satellite depots. These distribution centers and depots are used to distribute products produced by the Company, as well as by third parties.

Additionally, through the Constellation Wines segment, the Company leases warehouse and office facilities in Dublin and has contracted with a third party with respect to a depot in Cork in support of the Company’s business of marketing, storing and distributing alcoholic beverages in the Republic of Ireland.

Chile

Through the Constellation Wines segment, the Company also operates, through a majority owned subsidiary, a winery in the Casablanca Valley, Chile, that crushes grapes and vinifies, cellars and bottles wine. Through this segment, the Company also owns or leases approximately 1,300 acres of vineyards, either fully bearing or under development, in Chile for the production of wine.

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

In the United States, the Company through its Constellation Beers and Spirits segment also operates three bottling plants, located in Atlanta, Georgia; Owensboro, Kentucky and Carson, California. The facilities located in Atlanta (Georgia) and Owensboro (Kentucky) are owned, while the facility in Carson (California) is leased. The Company considers this segment’s bottling plant located in Owensboro to be one of the segment’s principal facilities. The Owensboro facility bottles and warehouses distilled spirits products for the segment and is also utilized for contract bottling.

Corporate Operations and Other

The Company’s corporate headquarters are located in leased offices in Fairport, New York.

Item 3.   Legal Proceedings

In the course of their business, the Company and its subsidiaries are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Company

Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	55	Chairman of the Board and Chief Executive Officer
Robert Sands	47	President and Chief Operating Officer
Alexander L. Berk	56	Chief Executive Officer, Constellation Beers and Spirits, and President and Chief Executive Officer, Barton Incorporated
F. Paul Hetterich	43	Executive Vice President, Business Development and Corporate Strategy
Thomas J. Mullin	54	Executive Vice President and General Counsel
Thomas S. Summer	52	Executive Vice President and Chief Financial Officer
W. Keith Wilson	55	Executive Vice President and Chief Human Resources Officer

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

Until February 28, 2006, Stephen B. Millar, 62, was the Chief Executive Officer of Constellation Wines and had held this position since the closing of the Hardy Acquisition. Prior to the Company’s acquisition of Hardy, Mr. Millar was Hardy’s Managing Director and had held this position since 1991. Mr. Millar currently serves in leadership roles in a number of industry organizations. He is an Executive Council Member, Chairman of the Audit Committee and Deputy Chairman of the International Trade Advisory Committee of the Winemakers’ Federation of Australia. He also serves as the President of the Australian Wine and Brandy Producers’ Association, as a Council Member of the South Australian Wine Industry Council and the Australian Wine Research Institute and as a Director of Drink Wise Australia Limited. Effective February 28, 2006, Mr. Millar retired from the position of Chief Executive Officer of Constellation Wines. That position has not been filled. Mr. Millar remains in a non-executive employment relationship with the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock (the “Class A Stock”) and Class B Common Stock (the “Class B Stock”) trade on the New York Stock Exchange® (“NYSE”) under the symbols STZ and STZ.B, respectively. The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock as reported on the NYSE.

During April 2005, the Company’s Board of Directors approved two-for-one splits of the Company’s Class A Stock and Class B Stock, which were distributed in the form of stock dividends on May 13, 2005, to stockholders of record on April 29, 2005. Prices in the following tables have been adjusted to give effect to these common stock splits.

CLASS A STOCK
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2005 High Low	$ 18.13 $ 15.45	$ 19.97 $ 17.70	$ 22.59 $ 18.01	$ 28.68 $ 22.33
Fiscal 2006 High Low	$ 30.08 $ 24.50	$ 31.60 $ 26.26	$ 29.01 $ 21.15	$ 27.39 $ 23.16
CLASS B STOCK
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2005 High Low	$ 18.03 $ 15.37	$ 19.82 $ 18.08	$ 22.68 $ 18.15	$ 28.64 $ 22.70
Fiscal 2006 High Low	$ 29.88 $ 25.99	$ 31.24 $ 26.75	$ 28.90 $ 21.50	$ 27.35 $ 23.32

At April 14, 2006, the number of holders of record of Class A Stock and Class B Stock of the Company were 1,035 and 219, respectively.

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

Item 6.    Selected Financial Data

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002
(in thousands, except per share data)
Sales	$5,706,925	$5,139,863	$4,469,270	$3,583,082	$3,420,213
Less-excise taxes	(1,103,477)	(1,052,225)	(916,841)	(851,470)	(813,455)
Net sales	4,603,448	4,087,638	3,552,429	2,731,612	2,606,758
Cost of product sold	(3,278,859)	(2,947,049)	(2,576,641)	(1,970,897)	(1,911,598)
Gross profit	1,324,589	1,140,589	975,788	760,715	695,160
Selling, general and administrative expenses(1)	(612,404)	(555,694)	(457,277)	(350,993)	(355,269)
Acquisition-related integration costs(2)	(16,788)	(9,421)	-	-	-
Restructuring and related charges(3)	(29,282)	(7,578)	(31,154)	(4,764)	-
Operating income	666,115	567,896	487,357	404,958	339,891
Gain on change in fair value of derivative instruments	-	-	1,181	23,129	-
Equity in earnings of equity method investees	825	1,753	542	12,236	1,667
Interest expense, net	(189,682)	(137,675)	(144,683)	(105,387)	(114,189)
Income before income taxes	477,258	431,974	344,397	334,936	227,369
Provision for income taxes(1)	(151,996)	(155,510)	(123,983)	(131,630)	(90,948)
Net income	325,262	276,464	220,414	203,306	136,421
Dividends on preferred stock	(9,804)	(9,804)	(5,746)	-	-
Income available to common stockholders	$315,458	$266,660	$214,668	$203,306	$136,421

Earnings per common share(4):
Basic - Class A Common Stock(5)	$1.44	$1.25	$1.08	$1.15	$0.81
Basic - Class B Common Stock(5)	$1.31	$1.14	$0.98	$1.04	$0.73
Diluted	$1.36	$1.19	$1.03	$1.10	$0.78

Supplemental data restated for effect of SFAS No. 142:
Adjusted operating income	$666,115	$567,896	$487,357	$404,958	$369,780
Adjusted net income	$325,262	$276,464	$220,414	$203,306	$155,367
Adjusted income available to common stockholders	$315,458	$266,660	$214,668	$203,306	$155,367

Adjusted earnings per common share:
Basic - Class A Common Stock(5)	$1.44	$1.25	$1.08	$1.15	$0.92
Basic - Class B Common Stock(5)	$1.31	$1.14	$0.98	$1.04	$0.84
Diluted	$1.36	$1.19	$1.03	$1.10	$0.88

Total assets	$7,400,554	$7,804,172	$5,558,673	$3,196,330	$3,069,385
Long-term debt, including current maturities	$2,729,846	$3,272,801	$2,046,098	$1,262,895	$1,374,792

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

(2)
For a detailed discussion of acquisition-related integration costs for the years ended February 28, 2006, and February 28, 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2006 Compared to Fiscal 2005 - Acquisition-Related Integration Costs” and “Fiscal 2005 Compared to Fiscal 2004 - Acquisition-Related Integration Costs,” respectively.

(3)
For a detailed discussion of restructuring and related charges for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2006 Compared to Fiscal 2005 - Restructuring and Related Charges” and “Fiscal 2005 Compared to Fiscal 2004 - Restructuring and Related Charges,” respectively.

(4)	All per share data have been adjusted to give effect to the two-for-one splits of the Company’s two classes of common stock, which were distributed in the form of stock dividends in May 2005.

(5)
Effective June 1, 2004, the Company adopted EITF Issue No. 03-6 (“EITF No. 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF No. 03-6 clarifies what is meant by a “participating security,” provides guidance on applying the two-class method for computing earnings per share, and required affected companies to retroactively restate earnings per share amounts for all periods presented. Under EITF No. 03-6, the Company’s Class B Convertible Common Stock is considered a participating security requiring the use of the two-class method for the computation of earnings per common share - basic, rather than the if-converted method  which was previously used. Accordingly, earnings per common share - basic reflects the application of EITF No. 03-6 and has been computed using the two-class method for all periods presented.

For the years ended February 28, 2006, and February 28, 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company’s trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which were not modified as a result of adopting SFAS No. 142. The supplemental data section above presents operating income, income before extraordinary item, net income and earnings per share information for the comparative periods as if the nonamortization provisions of SFAS No. 142 had been applied as of March 1, 2001.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, imported beer and spirits categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom (“U.K.”).

The Company reports its operating results in three segments: Constellation Wines (branded wines, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company’s operations are being managed, how operating performance within the Company is being evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and unusual items that affect comparability from its definition of operating income for segment purposes.

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

The environment for the Company’s products is competitive in each of the Company’s key geographic markets, due, in part, to industry and retail consolidation. Specifically, in the U.K. and Australia, the market for branded wine continues to be challenging; furthermore, retailer consolidation is contributing to increased competition and promotional activities among suppliers. Competition in the U.S. beers and spirits markets is normally intense, with domestic and imported beer producers increasing brand spending in an effort to gain market share.

Additionally, the supply of certain raw materials, particularly grapes, as well as consumer demand, can affect the overall competitive environment. Two years of lighter than expected California grape harvests in calendar 2004 and 2003, combined with a reduction in wine grape acreage in California, brought the U.S. grape supply more into balance with demand during calendar 2005. This led to an overall firming of the pricing of wine grape varietals from California. The calendar 2005 California grape harvest was substantially larger than the prior year; however, following two years of lighter harvests, the Company does not currently expect the balance between supply and demand to change significantly. Two years of record Australian grape harvests have contributed to an oversupply of Australian grapes, particularly for certain red varietals. This has led to an overall reduction in grape costs for these varietals, which may affect markets for Australian wines around the world.

For the year ended February 28, 2006 (“Fiscal 2006”), the Company’s results of operations benefited from the inclusion of an additional ten months of operations of Robert Mondavi (as defined below). The Company’s net sales increased 13% over the year ended February 28, 2005 (“Fiscal 2005”), primarily from increases in branded wine net sales and imported beer net sales. Operating income increased 17% over the comparable prior year period primarily due to the favorable sales mix shift to higher margin wine brands acquired in the Robert Mondavi acquisition partially offset by increased acquisition-related integration costs, restructuring and related charges and unusual costs (see below under “Fiscal 2006 Compared to Fiscal 2005 - Operating Income” discussion). Net income increased 18% over the comparable prior year period as a result of the above factors combined with a lower effective income tax rate partially offset by increased interest expense.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2006 compared to Fiscal 2005, and Fiscal 2005 compared to the year ended February 29, 2004 (“Fiscal 2004”), and (ii) financial liquidity and capital resources for Fiscal 2006. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and net unusual costs expected to affect consolidated results of operations of the Company for the year ending February 28, 2007 (“Fiscal 2007”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Recent Developments

Pending Acquisition of Vincor

On April 2, 2006, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Vincor International Inc. (“Vincor”) pursuant to which, subject to satisfaction of certain conditions, the Company will acquire all of the issued and outstanding common shares of Vincor. Vincor is the world’s eighth largest producer and distributor of wine and related products by revenue based in Mississauga, Ontario, Canada, and is Canada’s largest producer and marketer of wine. Vincor is also one of the largest wine importers, marketers and distributors in the U.K. In connection with the production of its products, Vincor owns, operates and has interests in certain wineries and controls certain vineyards. Vincor produces, markets and sells premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. Some of Vincor’s well-known premium brands include Inniskillin, Jackson-Triggs, Sumac Ridge, Hawthorne Mountain, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

The pending acquisition of Vincor supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic markets to capitalize on the overall growth in the wine industry. In addition to complementing the Company’s current operations in the U.S., U.K., Australia and New Zealand, the acquisition of Vincor would increase the Company’s global presence by adding Canada as another core geographic market. In addition, the acquisition of Vincor would make the Company the largest wine company in Canada and would strengthen the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

The Arrangement Agreement provides for Vincor shareholders to receive in cash Cdn$36.50 per common share. Total consideration to be paid in cash to the Vincor shareholders is expected to be approximately Cdn$1.2 billion. In addition, the Company expects to pay certain obligations of Vincor, including indebtedness outstanding under its bank facility and secured notes. In April 2006, the Company entered into a foreign currency forward contract in connection with the pending acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. The foreign currency forward contract is for the purchase of Cdn$1.4 billion at a rate of Cdn$1.149 to U.S.$1.00. The Company will be required to mark the foreign currency forward contract to market with resulting gains or losses to be recorded in future results of operations. The consideration to be paid to the shareholders and the amount needed to repay outstanding indebtedness of Vincor is expected to be financed with borrowings under an amended and restated senior credit facility. The Company currently expects to complete the acquisition of Vincor in early June 2006.

If the pending acquisition is completed, the results of operations of the Vincor business would be reported in the Constellation Wines segment and would be included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Vincor would be considered significant and the Company would expect it to have a material impact on the Company’s future results of operations, financial position and cash flows.

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

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of sales from these brands are generated in the United States. The Company is leveraging the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure. Distribution of the Robert Mondavi Woodbridge brand in the U.K. market is underway and the brand has been introduced into most major U.K. retailers.

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

The results of operations of the Robert Mondavi business have been reported in the Company’s Constellation Wines segment since December 22, 2004. Accordingly, the Company’s results of operations for Fiscal 2006 include the results of operations of the Robert Mondavi business for the entire period, whereas the results of operations for Fiscal 2005 only include the results of operations of the Robert Mondavi business from December 22, 2004, to the end of Fiscal 2005.

Following the Robert Mondavi acquisition, the Company sold certain of the acquired vineyard properties and related assets, investments accounted for under the equity method, and winery properties and related assets. The Company realized net proceeds of $170.8 million from the sale of certain of these assets during Fiscal 2006. Sales of these assets are complete, and, since the date of acquisition through February 28, 2006, net proceeds from these asset sales total $180.7 million. No gain or loss has been recognized upon the sale of these assets.

Acquisition of Hardy

On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited (“Hardy”), and on April 9, 2003, the Company completed its acquisition of all of Hardy’s outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC (“PWP”), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the “Hardy Acquisition.” Through this acquisition, the Company acquired one of Australia’s largest wine producers with interests in wineries and vineyards in most of Australia’s major wine regions as well as New Zealand and the United States. Hardy has a comprehensive portfolio of wine products across all price points with a strong focus on premium wine production. Hardy’s wines are distributed worldwide through a network of marketing and sales operations, with the majority of sales generated in Australia, the United Kingdom and the United States. In October 2005, PWP was merged into another subsidiary of the Company.

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

Investment in Ruffino

On December 3, 2004, the Company purchased a 40% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for $89.6 million, including direct acquisition costs of $7.5 million. As of February 1, 2005, the Constellation Wines segment began distributing Ruffino’s products in the United States. The Company accounts for the investment under the equity method; accordingly, the results of operations of Ruffino from December 3, 2004, are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2006 and Fiscal 2005.

	Fiscal 2006 Compared to Fiscal 2005
	Net Sales
	2006	2005	% Increase(Decrease)
Constellation Wines:
Branded wine	$2,263.4	$1,830.8	24%
Wholesale and other	972.0	1,020.6	(5)%
Constellation Wines net sales	$3,235.4	$2,851.4	13%
Constellation Beers and Spirits:
Imported beers	$1,043.5	$922.9	13%
Spirits	324.5	313.3	4%
Constellation Beers and Spirits net sales	$1,368.0	$1,236.2	11%
Corporate Operations and Other	$-	$-	N/A
Consolidated Net Sales	$4,603.4	$4,087.6	13%

Net sales for Fiscal 2006 increased to $4,603.4 million from $4,087.6 million for Fiscal 2005, an increase of $515.8 million, or 13%. This increase resulted primarily from an increase in branded wine net sales of $440.1 million (on a constant currency basis) and imported beer net sales of $120.5 million, partially offset by an unfavorable foreign currency impact of $35.5 million.

Constellation Wines

Net sales for Constellation Wines increased to $3,235.4 million for Fiscal 2006 from $2,851.4 million in Fiscal 2005, an increase of $384.0 million, or 13%. Branded wine net sales increased $432.6 million primarily from $337.5 million of net sales of the acquired Robert Mondavi brands and $43.6 million of net sales of Ruffino brands, which the Company began distributing in the U.S. on February 1, 2005, as well as a $51.5 million increase in branded wine net sales (excluding sales of Robert Mondavi and Ruffino brands). The $51.5 million increase is due primarily to volume growth in the Company’s branded wine net sales in the U.S. as well as new product introductions. Wholesale and other net sales decreased $48.5 million ($20.5 million on a constant currency basis) as growth in the U.K. wholesale business was more than offset by a decrease in other net sales. The decrease in other net sales is primarily due to the Company’s Fiscal 2004 decision to exit the commodity concentrate business during Fiscal 2005.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $1,368.0 million for Fiscal 2006 from $1,236.2 million for Fiscal 2005, an increase of $131.8 million, or 11%. This increase resulted from increases in imported beers net sales of $120.5 million and spirits net sales of $11.3 million. The growth in imported beers net sales is primarily due to volume growth in the Company’s Mexican beer portfolio. The growth in spirits net sales is attributable primarily to an increase in the Company’s contract production net sales.

Gross Profit

The Company’s gross profit increased to $1,324.6 million for Fiscal 2006 from $1,140.6 million for Fiscal 2005, an increase of $184.0 million, or 16%. The Constellation Wines segment’s gross profit increased $191.0 million primarily due to the additional gross profit of $171.7 million from the Robert Mondavi acquisition and additional gross profit from the volume growth in branded wine net sales in the U.S., partially offset by the reduced gross profit from the decrease in other net sales. The Constellation Beers and Spirits segment’s gross profit increased $21.0 million primarily due to volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer product costs and transportation costs. However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $28.1 million in Fiscal 2006 versus Fiscal 2005. This increase resulted primarily from accelerated depreciation costs associated with the Fiscal 2006 Plan (as defined below) of $13.4 million and increased flow through of adverse grape cost associated with the Robert Mondavi acquisition of $13.2 million. Gross profit as a percent of net sales increased to 28.8% for Fiscal 2006 from 27.9% for Fiscal 2005 primarily due to sales of higher-margin wine brands acquired in the Robert Mondavi acquisition, partially offset by the higher unusual items and higher Mexican beer product costs and transportation costs.

The Company expects transportation costs to continue to impact the Company’s gross margins. However, the Company is addressing this matter by continuing its evaluation and implementation of price increases on a market by market basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $612.4 million for Fiscal 2006 from $555.7 million for Fiscal 2005, an increase of $56.7 million, or 10%. The Constellation Wines segment’s selling, general and administrative expenses increased $67.2 million primarily due to increased selling expenses, general and administrative, and advertising expenses to support the growth in the segment’s business, primarily due to the costs related to the brands acquired in the Robert Mondavi acquisition. In addition, general and administrative expenses were negatively impacted as a result of an adjustment associated with the segment’s U.K. defined benefit pension plan related to a reduction in the period over which unrecognized actuarial losses are amortized. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $4.6 million as increased selling and general and administrative expenses were partially offset by lower advertising expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $7.0 million primarily due to costs associated with professional service fees incurred in connection with the Company’s tender offer for Vincor that expired in December 2005 and increased general and administrative expenses to support the Company’s growth. Lastly, there was a decrease of $22.1 million of unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. Fiscal 2006 included costs associated primarily with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. Fiscal 2005 costs included $31.7 million of financing costs recorded in Fiscal 2005 related to (i) the Company’s redemption of its $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the “Senior Subordinated Notes”) and (ii) the Company’s new senior credit facility entered into in connection with the Robert Mondavi acquisition, partially offset by net gains of $6.1 million recorded in Fiscal 2005 on the sales of non-strategic assets and the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture. Selling, general and administrative expenses as a percent of net sales decreased to 13.3% for Fiscal 2006 as compared to 13.6% for Fiscal 2005 primarily due to the decrease in unusual costs.

Acquisition-Related Integration Costs

The Company recorded $16.8 million of acquisition-related integration costs for Fiscal 2006 in connection with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $5.3 million of employee-related costs and $11.5 million of facilities and other one-time costs. The Company recorded $9.4 million of acquisition-related integration costs for Fiscal 2005 in connection with the Robert Mondavi Plan. The Company does not expect acquisition-related integration costs in connection with the Robert Mondavi Plan to be significant for Fiscal 2007.

Restructuring and Related Charges

The Company recorded $29.3 million of restructuring and related charges for Fiscal 2006 associated with the restructuring plans of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations as previously announced in Fiscal 2004, a component of the Fiscal 2004 Plan (as defined below under the caption “Fiscal 2005 Compared to Fiscal 2004 - Restructuring and Related Charges”), (ii) the Robert Mondavi Plan, and (iii) costs associated with the worldwide wine reorganization announced in February 2006 (including certain personnel reductions in the U.K. during the third quarter of fiscal 2006) and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). Restructuring and related charges recorded in connection with the Fiscal 2004 Plan included $0.7 million of employee termination benefit costs and $1.3 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Robert Mondavi Plan included $1.6 million of employee termination benefit costs, $0.7 million of contract termination costs and $0.5 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Fiscal 2006 Plan included $24.3 million of employee termination benefit costs and $0.2 million of facility consolidation and relocation costs. In addition, in connection with the Fiscal 2006 Plan, the Company recorded (i) $13.4 million of accelerated depreciation charges in connection with the Company’s investment in new assets and reconfiguration of certain existing assets under the plan and (ii) $0.1 million of other related costs which were recorded in the cost of product sold line and the selling, general and administrative expenses line, respectively, within the Consolidated Statements of Income. The Company recorded $7.6 million of restructuring and related charges for Fiscal 2005 associated with the Fiscal 2004 Plan and the Robert Mondavi Plan.

For Fiscal 2007, the Company expects to incur total restructuring and related charges of $24.8 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan. In addition, the Company expects to incur total accelerated depreciation charges of $7.0 million associated with the Fiscal 2006 Plan. Lastly, the Company expects to incur total other related costs of $8.3 million associated with the Fiscal 2006 Plan.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Fiscal 2006 and Fiscal 2005.

	Fiscal 2006 Compared to Fiscal 2005
	Operating Income (Loss)
	2006	2005	% Increase
Constellation Wines	$530.4	$406.6	30%
Constellation Beers and Spirits	292.6	276.1	6%
Corporate Operations and Other	(63.0)	(56.0)	13%
Total Reportable Segments	760.0	626.7	21%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs	(93.9)	(58.8)	60%
Consolidated Operating Income	$666.1	$567.9	17%

As a result of the factors discussed above, consolidated operating income increased to $666.1 million for Fiscal 2006 from $567.9 million for Fiscal 2005, an increase of $98.2 million, or 17%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $93.9 million for Fiscal 2006 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges of $29.3 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; the flow through of adverse grape cost and acquisition-related integration costs associated with the Robert Mondavi acquisition of $23.0 million and $16.8 million, respectively; accelerated depreciation costs of $13.4 million associated with the Fiscal 2006 Plan; the flow through of inventory step-up associated with the Robert Mondavi acquisition of $7.9 million; costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million; and other costs associated with the Fiscal 2006 Plan of $0.1 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $58.8 million for Fiscal 2005 represent financing costs associated with the redemption of the Company’s Senior Subordinated Notes and the Company’s new senior credit facility entered into in connection with the Robert Mondavi acquisition of $31.7 million; adverse grape cost and acquisition-related integration costs associated with the Company’s acquisition of Robert Mondavi of $9.8 million and $9.4 million, respectively; restructuring and related charges of $7.6 million in the wine segment associated with the Company’s realignment of its business operations and the Robert Mondavi acquisition; and the flow through of inventory step-up associated with the Hardy and Robert Mondavi acquisitions of $6.4 million; partially offset by a net gain on the sale of non-strategic assets of $3.1 million and a gain related to the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $3.0 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $0.8 million in Fiscal 2006 from $1.8 million in Fiscal 2005, a decrease of $0.9 million due primarily to a $5.0 million loss from the Company’s investment in Ruffino, partially offset by an increase in earnings of $4.1 million associated primarily with the Company’s investment in Opus One as a result of the Robert Mondavi acquisition. The $5.0 million loss from the Company’s investment in Ruffino is due primarily to the write-down of certain pre-acquisition Ruffino inventories.

Interest Expense, Net

Interest expense, net of interest income of $4.2 million and $2.3 million for Fiscal 2006 and Fiscal 2005, respectively, increased to $189.7 million for Fiscal 2006 from $137.7 million for Fiscal 2005, an increase of $52.0 million, or 38%. The increase resulted primarily from higher average borrowings in Fiscal 2006 primarily due to the Robert Mondavi acquisition and the investment in Ruffino in the fourth quarter of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate was 31.8% for Fiscal 2006 and 36.0% for Fiscal 2005, a decrease of 4.2%. This decrease was primarily due to a non-cash reduction in the Company’s provision for income taxes of $16.2 million, or 3.4%, as a result of adjustments to income tax accruals in connection with the completion of various income tax examinations plus the income tax benefit the Company recorded under the repatriation provisions of the “American Jobs Creation Act of 2004” in connection with distributions of certain foreign earnings. The Company expects the effective tax rate for Fiscal 2007 to be  approximately 36.5%, which is slightly higher than historical levels, as an increasing percentage of the Company’s earnings are coming from higher tax jurisdictions.

Net Income

As a result of the above factors, net income increased to $325.3 million for Fiscal 2006 from $276.5 million for Fiscal 2005, an increase of $48.8 million, or 18%.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2005 and Fiscal 2004.

	Fiscal 2005 Compared to Fiscal 2004
	Net Sales
	2005	2004	% Increase(Decrease)
Constellation Wines:
Branded wine	$1,830.8	$1,549.7	18%
Wholesale and other	1,020.6	846.3	21%
Constellation Wines net sales	$2,851.4	$2,396.0	19%
Constellation Beers and Spirits:
Imported beers	$922.9	$862.6	7%
Spirits	313.3	284.6	10%
Constellation Beers and Spirits net sales	$1,236.2	$1,147.2	8%
Corporate Operations and Other	$-	$-	N/A
Unusual gain	$-	$9.2	(100.0)%
Consolidated Net Sales	$4,087.6	$3,552.4	15%

Net sales for Fiscal 2005 increased to $4,087.6 million from $3,552.4 million for Fiscal 2004, an increase of $535.2 million, or 15%. This increase resulted primarily from an increase in branded wine net sales of $217.8 million (on a constant currency basis), including $84.2 million of net sales of the acquired Robert Mondavi brands and $45.7 million of net sales of the acquired Hardy brands; an increase in U.K. wholesale net sales of $84.1 million (on a constant currency basis); and an increase in imported beer net sales of $60.3 million. In addition, net sales benefited from a favorable foreign currency impact of $155.5 million.

Constellation Wines

Net sales for Constellation Wines increased to $2,851.4 million for Fiscal 2005 from $2,396.0 million in Fiscal 2004, an increase of $455.4 million, or 19%. Branded wine net sales increased $281.1 million. This increase resulted from increased branded wine net sales in the U.S., Europe and Australasia of $217.8 million (on a constant currency basis), including $84.2 million of net sales of the acquired Robert Mondavi brands and an additional one month of net sales of $45.7 million of the acquired Hardy brands, completed in March 2003, and a favorable foreign currency impact of $63.3 million. The increases in branded wine net sales in the U.S., Europe and Australasia are primarily due to volume growth as the Company continues to benefit from increased distribution and greater consumer demand for premium wines. Wholesale and other net sales increased $174.3 million primarily due to growth in the U.K. wholesale business of $84.1 million (on a constant currency basis) and a favorable foreign currency impact of $92.2 million. The net sales increase in the U.K. wholesale business on a constant currency basis is primarily due to the addition of new national accounts in the first quarter of fiscal 2005 and increased sales in existing accounts during Fiscal 2005.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $1,236.2 million for Fiscal 2005 from $1,147.2 million for Fiscal 2004, an increase of $89.0 million, or 8%. This increase resulted from a $60.3 million increase in imported beer net sales and an increase in spirits net sales of $28.7 million. The growth in imported beer sales is primarily due to a price increase on the Company’s Mexican beer portfolio, which was introduced in January 2004. The growth in spirits net sales is attributable to increases in both the Company’s contract production net sales as well as volume growth in branded net sales.

Gross Profit

The Company’s gross profit increased to $1,140.6 million for Fiscal 2005 from $975.8 million for Fiscal 2004, an increase of $164.8 million, or 17%. The Constellation Wines segment’s gross profit increased $122.6 million primarily due to the additional two months of sales of products acquired in the Robert Mondavi acquisition, volume growth in the U.S. branded wine net sales and a favorable foreign currency impact. The Constellation Beers and Spirits segment’s gross profit increased $30.6 million primarily due to the increase in imported beer net sales and volume growth in the segment’s spirits portfolio. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $11.6 million in Fiscal 2005 versus Fiscal 2004. This decrease resulted from a $16.8 million write-down of commodity concentrate inventory in Fiscal 2004 in connection with the Company’s decision to exit the commodity concentrate product line in the U.S. (see additional discussion under “Restructuring and Related Charges” below) and reduced flow through of inventory step-up associated with the Hardy and Robert Mondavi acquisitions of $16.0 million, partially offset by the relief from certain excise tax, duty and other costs incurred in prior years of $11.5 million, which was recognized in the fourth quarter of fiscal 2004, and the flow through of adverse grape cost associated with the Robert Mondavi acquisition of $9.8 million in Fiscal 2005. Gross profit as a percent of net sales increased to 27.9% for Fiscal 2005 from 27.5% for Fiscal 2004 primarily due to the lower unusual items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $555.7 million for Fiscal 2005 from $457.3 million for Fiscal 2004, an increase of $98.4 million, or 22%. The Constellation Wines segment’s selling, general and administrative expenses increased $64.7 million primarily due to increased selling and advertising expenses as the Company continues to invest behind specific wine brands to drive broader distribution and additional selling, general and administrative expenses from the addition of the Robert Mondavi business. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $7.1 million primarily due to increased imported beer and spirits selling expenses to support the growth across this segment’s businesses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $13.7 million primarily due to increased general and administrative expenses to support the Company’s growth and costs associated with higher professional services fees, including costs incurred in connection with compliance activities associated with the Sarbanes-Oxley Act of 2002. Lastly, there was an increase of $12.9 million of unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. This increase includes $31.7 million of financing costs recorded in Fiscal 2005 related to (i) the Company’s redemption of its Senior Subordinated Notes and (ii) the Company’s new senior credit facility entered into in connection with the Robert Mondavi acquisition as compared to $11.6 million of financing costs recorded in Fiscal 2004 in connection with the Hardy Acquisition. Partially offsetting the $20.1 million increase in financing costs were net gains recorded in Fiscal 2005 on the sales of non-strategic assets and the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture. Selling, general and administrative expenses as a percent of net sales increased to 13.6% for Fiscal 2005 as compared to 12.9% for Fiscal 2004 primarily due to the growth in the Corporate Operations and Other segment’s general and administrative expenses and the increased unusual costs described above.

Acquisition-Related Integration Costs

The Company recorded $9.4 million of acquisition-related integration costs for Fiscal 2005 associated with the Robert Mondavi Plan. Acquisition-related integration costs included $4.9 million of employee related costs and $4.5 million of facilities and other one-time costs.

Restructuring and Related Charges

The Company recorded $7.6 million of restructuring and related charges for Fiscal 2005 associated with the restructuring plans of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations as previously announced in Fiscal 2004, (ii) the Company's decision in Fiscal 2004 to exit the commodity concentrate product line in the U.S. (collectively, the “Fiscal 2004 Plan”), and (iii) the Robert Mondavi Plan. Restructuring and related charges included $3.8 million of employee termination benefit costs (net of reversal of prior accruals of $0.2 million), $1.5 million of contract termination costs, $1.0 million of facility consolidation and relocation costs, and other related charges of $1.3 million. The Company recorded $31.1 million of restructuring and related charges for Fiscal 2004 associated with the Fiscal 2004 Plan. In total, the Company recorded $47.9 million of costs for Fiscal 2004 allocated between cost of product sold and restructuring and related charges associated with the Fiscal 2004 Plan.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Fiscal 2005 and Fiscal 2004.

	Fiscal 2005 Compared to Fiscal 2004
	Operating Income (Loss)
	2005	2004	% Increase/ (Decrease)
Constellation Wines	$406.6	$348.1	17%
Constellation Beers and Spirits	276.1	252.5	9%
Corporate Operations and Other	(56.0)	(41.7)	34%
Total Reportable Segments	626.7	558.9	12%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs	(58.8)	(71.5)	(18)%
Consolidated Operating Income	$567.9	$487.4	17%

As a result of the factors discussed above, consolidated operating income increased to $567.9 million for Fiscal 2005 from $487.4 million for Fiscal 2004, an increase of $80.5 million, or 17%. Acquisition-related integration costs, restructuring and related charges and net unusual costs of $58.8 million for Fiscal 2005 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent financing costs associated with the redemption of the Company’s Senior Subordinated Notes and the Company’s new senior credit facility entered into in connection with the Robert Mondavi acquisition of $31.7 million, adverse grape cost and acquisition-related integration costs associated with the Company’s acquisition of Robert Mondavi of $9.8 million and $9.4 million, respectively, restructuring and related charges of $7.6 million in the wine segment associated with the Company’s realignment of its business operations and the Robert Mondavi acquisition, and the flow through of inventory step-up associated with the Hardy and Robert Mondavi acquisitions of $6.4 million, partially offset by a net gain on the sale of non-strategic assets of $3.1 million and a gain related to the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $3.0 million. Acquisition-related integration costs, restructuring and related charges and net unusual costs of $71.6 million for Fiscal 2004 represent the flow through of inventory step-up and the amortization of deferred financing costs associated with the Hardy Acquisition of $22.5 million and $11.6 million, respectively, and costs associated with exiting the commodity concentrate product line and the Company’s realignment of its business operations in the wine segment, including the write-down of commodity concentrate inventory of $16.8 million and restructuring and related charges of $31.1 million, partially offset by the relief from certain excise taxes, duty and other costs incurred in prior years of $10.4 million.

Interest Expense, Net

Interest expense, net of interest income of $2.3 million and $3.6 million for Fiscal 2005 and Fiscal 2004, respectively, decreased to $137.7 million for Fiscal 2005 from $144.7 million for Fiscal 2004, a decrease of $7.0 million, or (5%). The decrease resulted from lower average borrowing rates in Fiscal 2005 as well as lower average borrowings. The reduction in average borrowing rates was attributed in part to the replacement of $200.0 million of higher fixed rate subordinated note debt with lower variable rate revolver debt. The reduction in average borrowings resulted from the use of proceeds from the Company’s equity offerings in July 2003 to pay down debt incurred to partially finance the Hardy Acquisition combined with on-going principal payments on long-term debt, partially offset by additional borrowings in the fourth quarter of fiscal 2005 to finance the Robert Mondavi acquisition.

Provision for Income Taxes

The Company’s effective tax rate remained the same at 36.0% for Fiscal 2005 and Fiscal 2004.

Net Income

As a result of the above factors, net income increased to $276.5 million for Fiscal 2005 from $220.4 million for Fiscal 2004, an increase of $56.1 million, or 25.4%.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, preferred stock dividend payment requirements, and anticipated capital expenditure requirements for both its short-term and long-term capital needs. In addition, the Company intends to utilize cash provided by operating activities and financing activities to repurchase shares under the Company’s share repurchase program (see below) beginning in Fiscal 2007.

Fiscal 2006 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2006 was $436.0 million, which resulted from $325.3 million of net income, plus $167.2 million of net non-cash items charged to the Consolidated Statements of Income and $48.8 million of cash proceeds credited to accumulated other comprehensive income (“AOCI”) within the Consolidated Balance Sheet, less $105.2 million representing the net change in the Company’s operating assets and liabilities.

The net non-cash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The cash proceeds credited to AOCI consisted of $30.3 million in proceeds from the unwinding of certain interest rate swaps (see discussion below under Senior Credit Facilities) and $18.5 million in proceeds from the early termination of certain foreign currency derivative instruments related to the Company’s change in its structure of certain of its cash flow hedges of forecasted foreign currency denominated transactions. As the forecasted transactions are still probable, this amount was recorded to AOCI and will be reclassified from AOCI into earnings in the same periods in which the original hedged items are recorded in the Consolidated Statements of Income. The net change in operating assets and liabilities resulted primarily from an increase in inventories and decreases in accrued advertising and promotion and restructuring accruals, partially offset by a decrease in accounts receivable.

Investing Activities

Net cash used in investing activities for Fiscal 2006 was $15.6 million, which resulted primarily from $132.5 million of capital expenditures and net cash paid of $45.9 million for purchases of businesses, partially offset by $173.5 million of net proceeds from sales of assets, equity method investment, and businesses, primarily attributable to sales of non-strategic Robert Mondavi assets.

Financing Activities

Net cash used in financing activities for Fiscal 2006 was $426.2 million resulting primarily from principal payments of long-term debt of $527.6 million partially offset by net proceeds of $63.8 million from notes payable and $31.5 million of proceeds from employee stock option exercises.

Fiscal 2005 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2005 was $320.7 million, which resulted from $276.5 million of net income, plus $176.0 million of net non-cash items charged to the Consolidated Statements of Income, less $131.7 million representing the net change in the Company’s operating assets and liabilities. The net non-cash items consisted primarily of depreciation of property, plant and equipment, deferred tax provision and the non-cash portion of loss on extinguishment of debt. The net change in operating assets and liabilities resulted primarily from increases in accounts receivable and inventories. The increases in accounts receivable and inventories are primarily a result of the Company’s growth in Fiscal 2005.

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

Share Repurchase Program

During June 1998, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of its Class A Common Stock and Class B Common Stock. Under this program, the Company had purchased a total of 8,150,688 shares of Class A Common Stock at an aggregate cost of $44.9 million, or at an average cost of $5.51 per share. Of this total amount, no shares were repurchased during Fiscal 2006, Fiscal 2005 or Fiscal 2004. During February 2006, the Company’s Board of Directors replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of May 1, 2006, no additional shares were repurchased under the amended program.

Debt

Total debt outstanding as of February 28, 2006, amounted to $2,809.7 million, a decrease of $479.5 million from February 28, 2005. The ratio of total debt to total capitalization decreased to 48.6% as of February 28, 2006, from 54.2% as of February 28, 2005, primarily due to the paydown of term debt resulting primarily from net cash provided by operating activities and proceeds from sales of non-strategic assets associated with the Robert Mondavi acquisition, net of capital expenditures.

In connection with the pending acquisition of Vincor, the Company expects to finance the purchase price and repayment of Vincor’s outstanding indebtedness with borrowings under an amended and restated senior credit facility. If the acquisition of Vincor is completed in early June 2006 as currently expected, the Company’s ratio of total debt to total capitalization will be significantly impacted.

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of February 28, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2007	$-	$-	$-
2008	45,182	-	45,182
2009	103,273	14,563	117,836
2010	109,727	14,563	124,290
2011	96,818	353,160	449,978
Thereafter	-	1,026,714	1,026,714
	$355,000	$1,409,000	$1,764,000

The rate of interest on borrowings under the 2004 Credit Agreement, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of February 28, 2006, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The Company’s obligations are guaranteed by its U.S. subsidiaries (excluding certain inactive subsidiaries) and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of February 28, 2006, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of February 28, 2006, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $355.0 million bearing a weighted average interest rate of 5.8%, tranche B term loans of $1,409.0 million bearing a weighted average interest rate of 5.9%, revolving loans of $54.5 million bearing a weighted average interest rate of 5.7%, undrawn revolving letters of credit of $35.1 million, and $410.4 million in revolving loans available to be drawn.

In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 28, 2006. These delayed start interest rate swap agreements extended the original hedged period through fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Income. For Fiscal 2006, the Company reclassified $3.6 million from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included in the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign Subsidiary Facilities

The Company has additional credit arrangements available totaling $188.9 million as of February 28, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2006, amounts outstanding under the subsidiary credit arrangements were $52.3 million.

Senior Notes

As of February 28, 2006, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “Senior Notes”). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of February 28, 2006, the Company had outstanding £1.0 million ($1.8 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of February 28, 2006, the Company had outstanding £154.0 million ($270.1 million, net of $0.3 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of February 28, 2006, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

As of February 28, 2006, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

Contractual Obligations and Commitments

The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 28, 2006. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 8, 9, 11, 12, 13 and 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for detailed discussion of items noted in the following table.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in thousands)
Contractual obligations
Notes payable to banks	$79,881	$79,881	$-	$-	$-
Long-term debt (excluding unamortized discount)	2,730,188	214,066	378,234	856,085	1,281,803
Operating leases	457,377	65,586	97,018	71,491	223,282
Other long-term liabilities	312,699	86,154	69,414	46,896	110,235
Unconditional purchase obligations(1)	2,105,767	414,060	627,630	389,789	674,288
Total contractual obligations	$5,685,912	$859,747	$1,172,296	$1,364,261	$2,289,608

(1)    Total unconditional purchase obligations consist of $26.1 million for contracts to purchase various spirits over the next seven fiscal years, $1,920.9 million for contracts to purchase grapes over the next sixteen fiscal years, $82.5 million for contracts to purchase bulk wine over the next eight fiscal years and $76.3 million for processing contracts over the next nine fiscal years. See Note 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

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

Capital Expenditures

During Fiscal 2006, the Company incurred $132.5 million for capital expenditures. The Company plans to spend approximately $155 million for capital expenditures in Fiscal 2007, excluding any amount the Company may incur after the completion of the pending acquisition of Vincor. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See “Business - Sources and Availability of Raw Materials” under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

Effects of Inflation and Changing Prices

The Company’s results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices and identifying on-going cost savings initiatives. There can be no assurances, however, that the Company will continue to be able to pass along rising costs through increased selling prices.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which would have a material adverse impact on the Company’s financial statements. Promotional costs were $501.9 million, $390.9 million and $336.4 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

•
Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements.

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

Accounting Pronouncements Not Yet Adopted

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. As required, the Company adopted SFAS No. 151 on March 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted SFAS No. 123(R) as of March 1, 2006, using the modified prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. As of March 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards is not material. In addition, the Company estimates stock-based compensation expense for options to be granted for the year ended February 28, 2007, to approximate $8.5 million, excluding any options granted or which may be granted in connection with the pending acquisition of Vincor.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. As required, the Company adopted SFAS No. 154 on March 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company, as a result of its global operating, acquisition and financing activities, is exposed to market risk associated with changes in foreign currency exchange rates and interest rates. To manage the volatility relating to these risks, the Company periodically purchases and/or sells derivative instruments including foreign currency exchange contracts and interest rate swap agreements. The Company uses derivative instruments solely to reduce the financial impact of these risks and does not use derivative instruments for trading purposes.

Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2006, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of February 28, 2006, and February 28, 2005, the Company had outstanding foreign exchange derivative instruments with a notional value of $1,254.7 million and $601.6 million, respectively. Approximately 65% of the Company’s total exposures were hedged as of February 28, 2006. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 28, 2006, and February 28, 2005, the fair value of open foreign exchange contracts would have been decreased by $77.5 million and $65.2 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

Subsequent to February 28, 2006, the Company entered into a foreign currency forward contract in connection with the pending acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. The foreign currency forward contract is for the purchase of Cdn$1.4 billion at a rate of Cdn$1.149 to U.S.$1.00. The Company will be required to mark the foreign currency forward contract to market with resulting gains or losses to be recorded in future results of operations. The Company currently expects to complete the acquisition of Vincor in early June 2006.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,010.5 million and $1,080.2 million as of February 28, 2006, and February 28, 2005, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2006, and February 28, 2005, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $26.9 million and $37.0 million, respectively.

As of February 28, 2006, and February 28, 2005, the Company had outstanding five year delayed start interest rate swap agreements and five year interest rate swap agreements, respectively, to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. A hypothetical 1% increase from prevailing interest rates as of February 28, 2006, and February 28, 2005, would have increased the fair value of the interest rate swaps by $43.8 million and $53.1 million, respectively.

In addition to the $1,010.5 million and $1,080.2 million estimated fair value of fixed rate debt outstanding as of February 28, 2006, and February 28, 2005, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of February 28, 2006, and February 28, 2005, of $1,856.1 million and $2,310.6 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of February 28, 2006, and February 28, 2005, is $18.6 million and $23.1 million, respectively.

Item 8.    Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006

The following information is presented in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm - KPMG LLP
Report of Independent Registered Public Accounting Firm - KPMG LLP
Management’s Annual Report on Internal Control Over Financial Reporting
Consolidated Balance Sheets - February 28, 2006, and February 28, 2005
Consolidated Statements of Income for the years ended February 28, 2006,
February 28, 2005, and February 29, 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended
February 28, 2006, February 28, 2005, and February 29, 2004
Consolidated Statements of Cash Flows for the years ended February 28, 2006,
February 28, 2005, and February 29, 2004
Notes to Consolidated Financial Statements
Selected Quarterly Financial Information (unaudited)
50 51 53 54 55 56 58 59 107

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
May 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Constellation Brands, Inc. maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Constellation Brands, Inc. maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2006, and our report dated May 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
May 1, 2006

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Constellation Brands, Inc. (together with its subsidiaries, the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of February 28, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	February 28,	February 28,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash investments	$10,878	$17,635
Accounts receivable, net	771,875	849,642
Inventories	1,704,432	1,607,735
Prepaid expenses and other	213,670	259,023
Total current assets	2,700,855	2,734,035
PROPERTY, PLANT AND EQUIPMENT, net	1,425,298	1,596,367
GOODWILL	2,193,583	2,182,669
INTANGIBLE ASSETS, net	883,880	945,650
OTHER ASSETS, net	196,938	345,451
Total assets	$7,400,554	$7,804,172
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$79,881	$16,475
Current maturities of long-term debt	214,066	68,094
Accounts payable	312,839	345,254
Accrued excise taxes	76,662	74,356
Other accrued expenses and liabilities	614,612	633,908
Total current liabilities	1,298,060	1,138,087
LONG-TERM DEBT, less current maturities	2,515,780	3,204,707
DEFERRED INCOME TAXES	371,246	389,886
OTHER LIABILITIES	240,297	291,579
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at February 28, 2006, and February 28, 2005 (Aggregate liquidation preference of $172,951 at February 28, 2006)	2	2
Class A Common Stock, $.01 par value- Authorized, 300,000,000 shares; Issued, 203,651,535 shares at February 28, 2006, and 199,885,616 shares at February 28, 2005	2,037	1,999
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,863,138 shares at February 28, 2006, and 28,966,060 shares at February 28, 2005	289	289
Additional paid-in capital	1,159,421	1,097,177
Retained earnings	1,592,311	1,276,853
Accumulated other comprehensive income	247,427	431,843
	3,001,487	2,808,163
Less-Treasury stock-
Class A Common Stock, 4,474,371 shares at February 28, 2006, and 4,823,650 shares at February 28, 2005, at cost	(24,042)	(25,984)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2006, and February 28, 2005, at cost	(2,207)	(2,207)
	(26,249)	(28,191)
Less-Unearned compensation-restricted stock awards	(67)	(59)
Total stockholders' equity	2,975,171	2,779,913
Total liabilities and stockholders' equity	$7,400,554	$7,804,172

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended
	February 28,	February 28,	February 29,
	2006	2005	2004

SALES	$5,706,925	$5,139,863	$4,469,270
Less - Excise taxes	(1,103,477)	(1,052,225)	(916,841)
Net sales	4,603,448	4,087,638	3,552,429
COST OF PRODUCT SOLD	(3,278,859)	(2,947,049)	(2,576,641)
Gross profit	1,324,589	1,140,589	975,788
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(612,404)	(555,694)	(457,277)
ACQUISITION-RELATED INTEGRATION COSTS	(16,788)	(9,421)	-
RESTRUCTURING AND RELATED CHARGES	(29,282)	(7,578)	(31,154)
Operating income	666,115	567,896	487,357
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	-	1,181
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	825	1,753	542
INTEREST EXPENSE, net	(189,682)	(137,675)	(144,683)
Income before income taxes	477,258	431,974	344,397
PROVISION FOR INCOME TAXES	(151,996)	(155,510)	(123,983)
NET INCOME	325,262	276,464	220,414
Dividends on preferred stock	(9,804)	(9,804)	(5,746)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$315,458	$266,660	$214,668

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.44	$1.25	$1.08
Basic - Class B Common Stock	$1.31	$1.14	$0.98
Diluted	$1.36	$1.19	$1.03

Weighted average common shares outstanding:
Basic - Class A Common Stock	196,907	191,489	177,267
Basic - Class B Common Stock	23,904	24,043	24,137
Diluted	238,707	233,060	213,897

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Unearned
	Stock	Class A	Class B	Capital	Earnings	(Loss) Income	Stock	Compensation	Total
BALANCE, February 28, 2003	$-	$1,629	$291	$468,764	$795,525	$(59,257)	$(31,817)	$(151)	$1,174,984
Comprehensive income:
Net income for Fiscal 2004	-	-	-	-	220,414	-	-	-	220,414
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $6,254	-	-	-	-	-	410,694	-	-	410,694
Unrealized gain (loss) on cash flow hedges:
Net derivative gains, net of tax effect of $15,714	-	-	-	-	-	38,199	-	-	38,199
Reclassification adjustments, net of tax effect of $507	-	-	-	-	-	(1,250)	-	-	(1,250)
Net gain recognized in other comprehensive income									36,949
Unrealized loss on marketable equity securities, net of tax effect of $185	-	-	-	-	-	(432)	-	-	(432)
Minimum pension liability adjustment, net of tax effect of $6,888	-	-	-	-	-	(15,652)	-	-	(15,652)
Other comprehensive income, net of tax									431,559
Comprehensive income									651,973
Conversion of 27,720 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-	-	-
Exercise of 5,224,622 Class A stock options	-	52	-	36,183	-	-	-	-	36,235
Employee stock purchases of 331,552 treasury shares	-	-	-	1,658	-	-	1,824	-	3,482
Issuance of 19,600,000 Class A Common shares	-	196	-	261,020	-	-	-	-	261,216
Issuance of 170,500 Preferred shares	2	-	-	164,868	-	-	-	-	164,870
Dividend on Preferred shares	-	-	-	-	(5,746)	-	-	-	(5,746)
Issuance of 6,577,826 Class A Common shares in connection with Hardy Acquisition	-	66	-	77,177	-	-	-	-	77,243
Amortization of unearned restricted stock compensation	-	-	-	-	-	-	-	101	101
Tax benefit on Class A stock options exercised	-	-	-	13,029	-	-	-	-	13,029
Tax benefit on disposition of employee stock purchases	-	-	-	82	-	-	-	-	82
Other	-	-	-	150	-	-	-	-	150

BALANCE, February 29, 2004	2	1,943	291	1,022,931	1,010,193	372,302	(29,993)	(50)	2,377,619
Comprehensive income:
Net income for Fiscal 2005	-	-	-	-	276,464	-	-	-	276,464
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $17,056	-	-	-	-	-	79,977	-	-	79,977
Unrealized gain (loss) on cash flow hedges:
Net derivative gains, net of tax effect of $2,749	-	-	-	-	-	2,150	-	-	2,150
Reclassification adjustments, net of tax effect of $575	-	-	-	-	-	(1,783)	-	-	(1,783)
Net gain recognized in other comprehensive income									367
Unrealized (loss) gain on marketable equity securities:
Unrealized loss on marketable equity securities, net of tax effect of $18	-	-	-	-	-	(42)	-	-	(42)
Reclassification adjustments, net of tax effect of $203	-	-	-	-	-	474	-	-	474
Net gain recognized in other comprehensive income									432
Minimum pension liability adjustment, net of tax effect of $8,641	-	-	-	-	-	(21,235)	-	-	(21,235)
Other comprehensive income, net of tax									59,541
Comprehensive income									336,005
Conversion of 163,200 Class B Convertible Common shares to Class A Common shares	-	2	(2)	-	-	-	-	-	-
Exercise of 5,421,978 Class A stock options	-	54	-	48,345	-	-	-	-	48,399
Employee stock purchases of 348,270 treasury shares	-	-	-	2,728	-	-	1,962	-	4,690
Dividend on Preferred shares	-	-	-	-	(9,804)	-	-	-	(9,804)
Issuance of 5,330 restricted Class A Common shares	-	-	-	71	-	-	30	(101)	-
Amortization of unearned restricted stock compensation	-	-	-	-	-	-	-	92	92
Tax benefit on Class A stock options exercised	-	-	-	22,963	-	-	-	-	22,963
Tax benefit on disposition of employee stock purchases	-	-	-	122	-	-	-	-	122
Other	-	-	-	17	-	-	(190)	-	(173)

BALANCE, February 28, 2005	$2	$1,999	$289	$1,097,177	$1,276,853	$431,843	$(28,191)	$(59)	$2,779,913

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Unearned
	Stock	Class A	Class B	Capital	Earnings	(Loss) Income	Stock	Compensation	Total
BALANCE, February 28, 2005	$2	$1,999	$289	$1,097,177	$1,276,853	$431,843	$(28,191)	$(59)	$2,779,913
Comprehensive income:
Net income for Fiscal 2006	-	-	-	-	325,262	-	-	-	325,262
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $6,808	-	-	-	-	-	(159,242)	-	-	(159,242)
Unrealized gain (loss) on cash flow hedges:
Net derivative gains, net of tax effect of $3,268	-	-	-	-	-	90	-	-	90
Reclassification adjustments, net of tax effect of $4,211	-	-	-	-	-	(6,368)	-	-	(6,368)
Net loss recognized in other comprehensive income									(6,278)
Unrealized loss on marketable equity securities	-	-	-	-	-	(4)	-	-	(4)
Minimum pension liability adjustment, net of tax effect of $8,248	-	-	-	-	-	(18,892)	-	-	(18,892)
Other comprehensive loss, net of tax									(184,416)
Comprehensive income									140,846
Conversion of 102,922 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-	-	-
Exercise of 3,662,997 Class A stock options	-	38	-	31,314	-	-	-	-	31,352
Employee stock purchases of 342,129 treasury shares	-	-	-	4,326	-	-	1,903	-	6,229
Acceleration of 5,130,778 Class A stock options	-	-	-	7,324	-	-	-	-	7,324
Dividend on Preferred shares	-	-	-	-	(9,804)	-	-	-	(9,804)
Issuance of 7,150 restricted Class A Common shares	-	-	-	161	-	-	39	(200)	-
Amortization of unearned restricted stock compensation	-	-	-	-	-	-	-	192	192
Tax benefit on Class A stock options exercised	-	-	-	19,014	-	-	-	-	19,014
Tax benefit on disposition of employee stock purchases	-	-	-	120	-	-	-	-	120
Other	-	-	-	(15)	-	-	-	-	(15)

BALANCE, February 28, 2006	$2	$2,037	$289	$1,159,421	$1,592,311	$247,427	$(26,249)	$(67)	$2,975,171

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years Ended
	February 28,	February 28,	February 29,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$325,262	$276,464	$220,414

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	119,946	93,139	80,079
Proceeds from early termination of derivative contracts	48,776	-	-
Deferred tax provision	30,116	48,274	31,398
Amortization of intangible and other assets	8,152	10,516	21,875
Stock-based compensation expense	7,516	109	233
Loss on disposal of assets	2,188	2,442	5,127
Amortization of discount on long-term debt	77	72	93
Equity in earnings of equity method investees	(825)	(1,753)	(542)
Non-cash portion of loss on extinguishment of debt	-	23,181	800
Gain on change in fair value of derivative instruments	-	-	(1,181)
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	44,191	(100,280)	(63,036)
Inventories	(121,887)	(74,466)	96,051
Prepaid expenses and other current assets	7,267	(8,100)	2,192
Accounts payable	(1,241)	11,388	(61,647)
Accrued excise taxes	3,987	25,405	7,658
Other accrued expenses and liabilities	(35,105)	11,607	11,417
Other, net	(2,449)	2,702	(10,624)
Total adjustments	110,709	44,236	119,893
Net cash provided by operating activities	435,971	320,700	340,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(132,498)	(119,664)	(105,094)
Purchases of businesses, net of cash acquired	(45,893)	(1,052,471)	(1,069,470)
Payment of accrued earn-out amount	(3,088)	(2,618)	(2,035)
Investment in equity method investee	(2,723)	(86,121)	-
Proceeds from sales of assets	119,679	13,771	13,449
Proceeds from sales of equity method investments	35,953	9,884	-
Proceeds from sales of businesses	17,861	-	3,814
Proceeds from sales of marketable equity securities	-	14,359	849
Other investing activities	(4,849)	-	-
Net cash used in investing activities	(15,558)	(1,222,860)	(1,158,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(527,593)	(1,488,686)	(1,282,274)
Payment of preferred stock dividends	(9,804)	(9,804)	(3,295)
Net proceeds from (repayment of) notes payable	63,802	(45,858)	(1,113)
Exercise of employee stock options	31,504	48,241	36,017
Proceeds from issuance of long-term debt	9,625	2,400,000	1,600,000
Proceeds from employee stock purchases	6,229	4,690	3,481
Payment of issuance costs of long-term debt	-	(24,403)	(33,748)
Proceeds from equity offerings, net of fees	-	-	426,086
Net cash (used in) provided by financing activities	(426,237)	884,180	745,154

Effect of exchange rate changes on cash and cash investments	(933)	(1,521)	96,352

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(6,757)	(19,501)	23,326
CASH AND CASH INVESTMENTS, beginning of year	17,635	37,136	13,810
CASH AND CASH INVESTMENTS, end of year	$10,878	$17,635	$37,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$198,787	$124,899	$137,359
Income taxes	$42,909	$83,675	$76,990

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$49,554	$1,938,035	$1,776,064
Liabilities assumed	(1,341)	(878,134)	(621,578)
Net assets acquired	48,213	1,059,901	1,154,486
Less - note payable issuance	(2,320)	-	-
Less - stock issuance	-	-	(77,243)
Less - direct acquisition costs accrued or previously paid	-	(985)	(5,939)
Less - cash acquired	-	(6,445)	(1,834)
Net cash paid for purchases of businesses	$45,893	$1,052,471	$1,069,470
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business -
Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of brands across the wine, imported beer and spirits categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom (“U.K.”). In North America, the Company distributes its products through wholesale distributors. In Australia, the Company distributes its products directly to off-premise accounts, such as major retail chains, on-premise accounts, such as hotels and restaurants, and large wholesalers. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers. Through the Company’s U.K. wholesale business, the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants.

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

Selling, general and administrative expenses -
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2006, and February 28, 2005, were not material. Advertising expense for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, was $142.4 million, $139.1 million and $117.8 million, respectively.

Foreign currency translation -
The “functional currency” for translating the accounts of the Company’s operations outside the U.S. is the local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The Company engages in foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries. Aggregate foreign currency transaction net gains were $5.1 million, $5.3 million and $16.6 million for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively.

Cash investments -
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 28, 2006, and February 28, 2005, are not significant.

Allowance for doubtful accounts -
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $13.5 million and $16.3 million as of February 28, 2006, and February 28, 2005, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2006		February 28, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
Assets:
Cash and cash investments	$10,878	$10,878	$17,635	$17,635
Accounts receivable	$771,875	$771,875	$849,642	$849,642
Investment in marketable equity securities	$27	$27	$-	$-
Currency forward contracts	$11,677	$11,677	$45,606	$45,606
Interest rate swap contracts	$1,429	$1,429	$14,684	$14,684

Liabilities:
Notes payable to banks	$79,881	$79,881	$16,475	$16,475
Accounts payable	$312,839	$312,839	$345,254	$345,254
Long-term debt, including current portion	$2,729,846	$2,786,720	$3,272,801	$3,374,337
Currency forward contracts	$3,960	$3,960	$2,061	$2,061

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

The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forwards, to manage interest rate and foreign currency risks. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities. As of February 28, 2006, and February 28, 2005, the Company had foreign exchange contracts outstanding with a notional value of $1,254.7 million and $601.6 million, respectively. In addition, as of February 28, 2006, and February 28, 2005, the Company had interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 9).

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

Certain of the Company’s derivative instruments do not qualify for SFAS No. 133 hedge accounting treatment; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These instruments are used to hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables, foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to repatriation of those loans or investments. Forward contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of non-SFAS No. 133 hedging when the hedging instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses in the Company’s Consolidated Statements of Income.

Furthermore, for derivative instruments which qualify for hedge accounting treatment, when it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (i) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.

Cash flow hedges:
The Company is exposed to foreign denominated cash flow fluctuations in connection with sales to third parties, intercompany sales, available for sale securities and intercompany financing arrangements. Foreign currency forward contracts are used to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. In the event the relationship is no longer effective, the fair market value of the hedging derivative instrument is recognized immediately in the Company’s Consolidated Statements of Income. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Income.

The Company records the fair value of its foreign exchange contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Income in the same period in which the underlying hedged items are recognized, and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be perfectly effective in offsetting the change in the value of the hedged item, the amount related to the ineffective portion of this derivative instrument is immediately recognized in the Company’s Consolidated Statements of Income in selling, general and administrative expenses.

The Company expects $13.4 million of net gains to be reclassified from AOCI to earnings within the next 12 months. The amount of hedge ineffectiveness associated with the Company’s designated cash flow hedge instruments recognized in the Company’s Consolidated Statements of Income during the years ended February 28, 2006, February 28, 2005, and February 29, 2004, was not material. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In addition, the amount of net gains reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period was not material for the years ended February 28, 2006, February 28, 2005, and February 29, 2004.

Fair value hedges:
Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items.

The amount of hedge ineffectiveness associated with the Company’s designated fair value hedge instruments recognized in the Company’s Consolidated Statements of Income for the years ended February 28, 2006, and February 28, 2005, was not material. The Company did not have any fair value hedge instruments outstanding for the year ended February 29, 2004. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. There were no gains or losses recognized in earnings resulting from a hedged firm commitment no longer qualifying as a fair value hedge.

Net investment hedges:
Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures resulting from its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Gains and losses on these instruments are recorded as foreign currency translation adjustments in AOCI. Currently, the Company has designated the Sterling Senior Notes and the Sterling Series C Senior Notes (as defined in Note 9) totaling £155.0 million aggregate principal amount as a hedge against the net investment in the Company’s U.K. subsidiary. For the years ended February 28, 2006, February 28, 2005, and February 29, 2004, net gains (losses) of $25.9 million, ($8.1) million and ($45.9) million, respectively, are included in foreign currency translation adjustments within AOCI.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its counterparties that allow netting of certain exposures in order to manage this risk. All of the Company’s counterpart exposures are with counterparts that have investment grade ratings. The Company has procedures to monitor the credit exposure for both mark to market and future potential exposures.

Inventories -
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28, 2006	February 28, 2005
(in thousands)
Raw materials and supplies	$82,366	$71,562
In-process inventories	1,081,304	957,567
Finished case goods	540,762	578,606
	$1,704,432	$1,607,735

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

The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which would result in additional expense to the Company and affect its results of operations.

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

Depreciation -
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Depreciable Life in Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 44
Machinery and equipment	3 to 35
Motor vehicles	3 to 7

Goodwill and other intangible assets -
In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses December 31 as its annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily distribution agreements, are amortized over their estimated useful lives and are subject to review for impairment in accordance with the provisions of SFAS No. 144 (as defined below). Note 6 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts. No instances of impairment were noted on the Company’s goodwill and other intangible assets for the years ended February 28, 2006, February 28, 2005, and February 29, 2004.

Other assets -
Other assets include the following: (i) investments in equity method investees which are carried under the equity method of accounting (see Note 7); (ii) deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (iii) deferred tax assets which are stated at cost, net of valuation allowances (see Note 10); and (iv) derivative assets which are stated at fair value (see discussion above).

Long-lived assets impairment -
In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Pursuant to this policy and in connection with the restructuring plan of the Constellation Wines segment (see Note 20), the Company recorded losses of $2.1 million on the disposal of certain property, plant and equipment during the year ended February 29, 2004. These losses are included in restructuring and related charges on the Company’s Consolidated Statements of Income as they are part of the restructuring plan. No losses were recorded for the years ended February 28, 2006, and February 28, 2005.

Income taxes -
The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

Environmental -
Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2006, and February 28, 2005.

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

The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Therefore, under EITF No. 03-6, the Class B Convertible Common Stock is considered a participating security requiring the use of the two-class method for the computation of net income per share - basic, rather than the if-converted method which was previously used. In addition, the shares of Class B Convertible Common Stock are considered to be participating convertible securities since the shares of Class B Convertible Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock. Earnings per share - basic reflects the application of EITF No. 03-6 and has been computed using the two-class method for all periods presented. Earnings per share - diluted continues to be computed using the if-converted method (see Note 16).

Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock (as defined in Note 15) using the if-converted method.

Stock-based employee compensation plans -
As of February 28, 2006, the Company has four stock-based employee compensation plans, which are described more fully in Note 15. The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company’s stock option plans. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company adopted SFAS No. 123(R) on March 1, 2006. See Note 23 for additional discussion regarding SFAS No. 123(R).

Stock-based awards, primarily stock options, granted by the Company are subject to specific vesting conditions, generally time vesting, or at the date the employee retires (as defined by the stock option plan), if earlier. Under APB No. 25, as the exercise price is equal to the market value of the underlying common stock on the date of grant, no compensation expense is recognized for the granting of these stock options. Under the disclosure only provisions of SFAS No. 123, for stock-based awards that specify an employee vests in the award upon retirement, the Company accounts for the compensation expense ratably over the stated vesting period. If the employee retires before the end of the stated vesting period, then any remaining unrecognized compensation expense is accounted for at the date of retirement. The Company will continue to apply this approach for any awards granted prior to the Company’s adoption of SFAS No. 123(R) on March 1, 2006, and for the unrecognized compensation expense associated with the remaining portion of the then unvested outstanding awards. The remaining portion of the unvested outstanding awards as of February 28, 2006, is not material.

With the Company’s adoption of SFAS No. 123(R) on March 1, 2006, the Company revised its approach for recognition of compensation expense for all new stock-based awards that accelerate vesting upon retirement. Under this revised approach, compensation expense will be recognized immediately for awards granted to retirement-eligible employees or over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period.

On February 16, 2006, the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options previously awarded under the Company’s Long-Term Stock Incentive Plan and Incentive Stock Option Plan. Nearly all of the accelerated vesting was for stock options awarded with a performance-based acceleration feature. The acceleration of these stock options will enable the Company to more accurately forecast future compensation expense and to reduce related earnings volatility. As a result of the accelerated vesting, options to purchase 5,130,778 shares of the Company’s Class A Common Stock, of which 98.7% were in-the-money, became fully exercisable. The acceleration eliminates future compensation expense of approximately $38.8 million that would have otherwise been recognized in the Company’s Consolidated Statements of Income beginning March 1, 2006, through February 28, 2010. Also on February 16, 2006, the Company announced its worldwide wines reorganization (see Note 20). As a result of these foregoing actions, the Company recorded $7.3 million of stock-based employee compensation expense during the year ended February 28, 2006, of which $6.9 million is recorded as Restructuring and Related Charges and $0.4 million is recorded as selling, general and administrative expenses in the Company’s Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands, except per share data)
Net income, as reported	$325,262	$276,464	$220,414
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,801	69	160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,718)	(33,461)	(16,582)
Pro forma net income	$291,345	$243,072	$203,992

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands, except per share data)
Earnings per common share - basic:
Class A Common Stock, as reported	$1.44	$1.25	$1.08
Class B Convertible Common Stock, as reported	$1.31	$1.14	$0.98

Class A Common Stock, pro forma	$1.29	$1.09	$1.00
Class B Convertible Common Stock, pro forma	$1.17	$0.99	$0.90

Earnings per common share - diluted, as reported	$1.36	$1.19	$1.03
Earnings per common share - diluted, pro forma	$1.21	$1.04	$0.95

2.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85% dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision (see Note 10).

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

Effective February 28, 2006, the Company adopted FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

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

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of sales from these brands are generated in the United States. The Company is leveraging the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company also intends to further expand distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure.

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

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Robert Mondavi acquisition at the date of acquisition, as adjusted for the final appraisal:

(in thousands)
Current assets	$513,782
Property, plant and equipment	438,140
Other assets	124,450
Trademarks	138,000
Goodwill	634,203
Total assets acquired	1,848,575

Current liabilities	310,919
Long-term liabilities	494,995
Total liabilities assumed	805,914

Net assets acquired	$1,042,661

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

Following the Robert Mondavi acquisition, the Company sold certain of the acquired vineyard properties and related assets, investments accounted for under the equity method, and other winery properties and related assets, during the years ended February 28, 2006, and February 28, 2005. The Company realized net proceeds of $170.8 million from the sale of these assets during the year ended February 28, 2006. Amounts realized during the year ended February 28, 2005, were not material. No gain or loss has been recognized upon the sale of these assets.

Hardy Acquisition -
On March 27, 2003, the Company acquired control of BRL Hardy Limited, now known as Hardy Wine Company Limited (“Hardy”), and on April 9, 2003, the Company completed its acquisition of all of Hardy’s outstanding capital stock. As a result of the acquisition of Hardy, the Company also acquired the remaining 50% ownership of Pacific Wine Partners LLC (“PWP”), the joint venture the Company established with Hardy in July 2001. The acquisition of Hardy along with the remaining interest in PWP is referred to together as the “Hardy Acquisition.” Through this acquisition, the Company acquired one of Australia’s largest wine producers with interests in wineries and vineyards in most of Australia’s major wine regions as well as New Zealand and the United States and Hardy’s marketing and sales operations in the United Kingdom. In October 2005, PWP was merged into another subsidiary of the Company.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Hardy Acquisition at the date of acquisition, as adjusted for the final appraisal:

(in thousands)
Current assets	$557,128
Property, plant and equipment	332,125
Other assets	30,135
Trademarks	263,120
Goodwill	613,608
Total assets acquired	1,796,116

Current liabilities	311,138
Long-term liabilities	331,954
Total liabilities assumed	643,092

Net assets acquired	$1,153,024

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

	For the Years Ended
	February 28, 2005	February 29, 2004
(in thousands, except per share data)
Net sales	$4,479,603	$4,017,436
Income before income taxes	$383,035	$384,330
Net income	$243,437	$245,812
Income available to common stockholders	$233,633	$240,066

Earnings per common share - basic:
Class A Common Stock	$1.10	$1.21
Class B Common Stock	$1.00	$1.10
Earnings per common share - diluted	$1.04	$1.15

Weighted average common shares outstanding - basic:
Class A Common Stock	191,489	177,267
Class B Common Stock	24,043	24,137
Weighted average common shares outstanding - diluted	233,060	213,897

During the year ended February 28, 2006, the Company completed its acquisition of two businesses, Rex Goliath and Cocktails by Jenn, for a total combined purchased price of $48.2 million. Unaudited pro forma results of operations for the years ended February 28, 2006, and February 28, 2005, to give pro forma effect to these acquisitions as if they occurred on March 1, 2004, are not shown as they are not significant.

4.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2006	February 28, 2005
(in thousands)
Land and land improvements	$245,237	$308,119
Vineyards	187,651	236,827
Buildings and improvements	373,160	367,544
Machinery and equipment	1,042,207	1,029,297
Motor vehicles	16,226	19,351
Construction in progress	73,876	63,776
	1,938,357	2,024,914
Less - Accumulated depreciation	(513,059)	(428,547)
	$1,425,298	$1,596,367

5.    GOODWILL:

The changes in the carrying amount of goodwill for the year ended February 28, 2006, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in thousands)
Balance, February 28, 2005	$2,031,244	$151,425	$2,182,669
Purchase accounting allocations	74,216	6,008	80,224
Foreign currency translation adjustments	(73,429)	1,210	(72,219)
Purchase price earn-out	2,888	21	2,909
Balance, February 28, 2006	$2,034,919	$158,664	$2,193,583

The purchase accounting allocations of goodwill totaling $80.2 million consist primarily of final purchase accounting allocations associated with the Robert Mondavi acquisition and goodwill resulting from the acquisition of two businesses, Rex Goliath and Cocktails by Jenn. In addition, the purchase price for Cocktails by Jenn includes an earn-out for a peirod of up to ten years based on the performance of the brands. The results of operations of Rex Goliath are reported in the Constellation Wines segment and the results of operations of Cocktails by Jenn are reported in the Constellation Beers and Spirits segment, and have been included in the Consolidated Statements of Income since their respective acquisition dates.

6.    INTANGIBLE ASSETS:

The major components of intangible assets are:

	February 28, 2006		February 28, 2005
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in thousands)
Amortizable intangible assets:
Distributor relationships	$3,700	$3,556	$3,700	$3,679
Distribution agreements	18,882	7,006	12,884	1,666
Other	2,387	1,338	5,230	1,229
Total	$24,969	11,900	$21,814	6,574

Nonamortizable intangible assets:
Trademarks		853,568		920,664
Agency relationships		18,412		18,412
Total		871,980		939,076
Total intangible assets		$883,880		$945,650

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.9 million, $2.8 million, and $2.6 million for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in thousands)
2007	$1,498
2008	$1,177
2009	$1,165
2010	$1,143
2011	$869
Thereafter	$6,048

7.    OTHER ASSETS:

The major components of other assets are as follows:

	February 28, 2006	February 28, 2005
(in thousands)
Investment in equity method investees	$146,639	$259,181
Deferred financing costs	34,827	34,827
Deferred tax asset	15,824	21,808
Derivative assets	3,714	23,147
Other	11,557	15,880
	212,561	354,843
Less - Accumulated amortization	(15,623)	(9,392)
	$196,938	$345,451

In connection with the Hardy Acquisition and the Robert Mondavi acquisition, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One, a 50% owned joint venture arrangement (see Note 3). The percentage of ownership of the remaining investments ranges from 20% to 50%.

In addition, on December 3, 2004, the Company purchased a 40% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for $89.6 million, including direct acquisition costs of $7.5 million. The Company does not have a controlling interest in Ruffino or exert any managerial control. The Company accounts for the investment under the equity method; accordingly, the results of operations of Ruffino from December 3, 2004, are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income.

As of February 1, 2005, the Company’s Constellation Wines segment began distribution of Ruffino’s products in the U.S. In connection with this arrangement, for the year ended February 28, 2006, the Company purchased from Ruffino $41.7 million of inventory with normal terms and conditions. Amounts purchased for the year ended February 28, 2005, were not material. As of February 28, 2006, amounts payable to Ruffino were not material.

During the year ended February 28, 2005, the Company sold its available-for-sale marketable equity security for cash proceeds of $14.4 million resulting in a gross realized loss of $0.7 million.

Amortization expense for other assets was included in selling, general and administrative expenses and was $6.2 million, $7.7 million, and $19.3 million for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively. Amortization expense for the year ended February 29, 2004, included $7.9 million related to amortization of the deferred financing costs associated with the Company’s then existing bridge loan agreement. As of February 29, 2004, the deferred financing costs associated with the Company’s then existing bridge loan agreement were fully amortized.

8.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2006	February 28, 2005
(in thousands)
Advertising and promotions	$174,119	$193,353
Income taxes payable	113,210	59,754
Salaries and commissions	77,329	63,367
Adverse grape contracts (Note 14)	59,049	66,737
Other	190,905	250,697
	$614,612	$633,908

9.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2006			February 28, 2005
	Current	Long-term	Total	Total
(in thousands)
Notes Payable to Banks:
Senior Credit Facility -
Revolving Credit Loans	$54,500	$-	$54,500	$14,000
Other	25,381	-	25,381	2,475
	$79,881	$-	$79,881	$16,475

Long-term Debt:
Senior Credit Facility - Term Loans	$-	$1,764,000	$1,764,000	$2,280,500
Senior Notes	200,000	471,466	671,466	697,297
Senior Subordinated Notes	-	250,000	250,000	250,000
Other Long-term Debt	14,066	30,314	44,380	45,004
	$214,066	$2,515,780	$2,729,846	$3,272,801

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on December 22, 2004. As of February 28, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in thousands)
2007	$-	$-	$-
2008	45,182	-	45,182
2009	103,273	14,563	117,836
2010	109,727	14,563	124,290
2011	96,818	353,160	449,978
Thereafter	-	1,026,714	1,026,714
	$355,000	$1,409,000	$1,764,000

The rate of interest on borrowings under the 2004 Credit Agreement, at the Company’s option, is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of February 28, 2006, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The Company’s obligations are guaranteed by its U.S. subsidiaries (excluding certain inactive subsidiaries) and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of February 28, 2006, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of February 28, 2006, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $355.0 million bearing a weighted average interest rate of 5.8%, tranche B term loans of $1,409.0 million bearing a weighted average interest rate of 5.9%, revolving loans of $54.5 million bearing a weighted average interest rate of 5.7%, undrawn revolving letters of credit of $35.1 million, and $410.4 million in revolving loans available to be drawn.

In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 28, 2006. These delayed start interest rate swap agreements extended the original hedged period through fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Income. For the year ended February 28, 2006, the Company reclassified $3.6 million from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included in the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $188.9 million as of February 28, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2006, and February 28, 2005, amounts outstanding under the subsidiary credit arrangements were $52.3 million and $34.0 million, respectively.

Senior notes -
On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). Interest on the August 1999 Senior Notes is payable semiannually on February 1 and August 1. As of February 28, 2006, the Company had outstanding $200.0 million aggregate principal amount of August 1999 Senior Notes.

On November 17, 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2006, the Company had outstanding £1.0 million ($1.8 million) aggregate principal amount of Sterling Series B Senior Notes.

On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of £79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the “Sterling Series C Senior Notes”). Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. As of February 28, 2006, the Company had outstanding £154.0 million ($269.7 million, net of $0.3 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15. In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the “February 2001 Series B Senior Notes”) for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes. As of February 28, 2006, the Company had outstanding $200.0 million aggregate principal amount of February 2001 Series B Senior Notes.

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

On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (“January 2002 Senior Subordinated Notes”). Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company’s significant operating subsidiaries. As of February 28, 2006, the Company had outstanding $250.0 million aggregate principal amount of January 2002 Senior Subordinated Notes.

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

Debt payments -
Principal payments required under long-term debt obligations (excluding unamortized discount of $0.3 million) during the next five fiscal years and thereafter are as follows:

(in thousands)
2007	$214,066
2008	253,506
2009	124,728
2010	405,030
2011	451,055
Thereafter	1,281,803
$2,730,188

10.   INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands)
Domestic	$446,760	$357,444	$289,960
Foreign	30,498	74,530	54,437
	$477,258	$431,974	$344,397

The income tax provision consisted of the following:
	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands)
Current:
Federal	$95,060	$70,280	$68,125
State	18,918	15,041	13,698
Foreign	7,902	21,915	14,116
Total current	121,880	107,236	95,939

Deferred:
Federal	26,995	52,030	18,843
State	5,133	4,507	6,180
Foreign	(2,012)	(8,263)	3,021
Total deferred	30,116	48,274	28,044

Income tax provision	$151,996	$155,510	$123,983

The foreign provision for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements provide for anticipated tax liabilities on amounts that may be repatriated.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax assets (liabilities) consist of the following:
	February 28, 2006	February 28, 2005
(in thousands)
Deferred tax assets:
Employee benefits	$44,225	$32,988
Inventory	42,951	89,339
Net operating losses	34,095	37,846
Foreign tax credit	7,241	13,397
Insurance accruals	6,348	5,190
Unrealized foreign exchange	-	21,006
Other accruals	34,343	20,628
Gross deferred tax assets	169,203	220,394
Valuation allowances	(3,497)	(4,628)
Deferred tax assets, net	165,706	215,766

Deferred tax liabilities:
Intangible assets	(238,876)	(240,766)
Property, plant and equipment	(157,717)	(165,625)
Investment in equity method investees	(24,444)	(53,760)
Unrealized foreign exchange	(5,890)	-
Derivative instruments	(4,937)	(27,250)
Provision for unremitted earnings	(981)	(4,892)
Total deferred tax liabilities	(432,845)	(492,293)
Deferred tax liabilities, net	(267,139)	(276,527)
Less: Current deferred tax assets	88,345	98,744
Long-term deferred assets	15,824	21,808
Current deferred tax liability	(62)	(7,193)
Long-term deferred tax liabilities, net	$(371,246)	$(389,886)

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

Operating loss carryforwards totaling $112.3 million at February 28, 2006, are being carried forward in a number of U.S. and foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $2.3 million will expire in 2024 and $110.0 million of operating losses in foreign jurisdictions may be carried forward indefinitely. In addition, certain tax credits generated of $7.2 million are available to offset future income taxes. These credits will expire, if not utilized, in 2014 through 2015.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85% dividends received deduction for certain foreign earnings that are repatriated. For the year ended February 28, 2006, the Company repatriated $95.7 million of earnings under the provisions of the AJCA. Deferred taxes had previously been provided for a portion of the dividends remitted. The reversal of deferred taxes offset the tax costs to repatriate the earnings and the Company recorded a net benefit of $6.8 million.

The AJCA also provides relief to U.S. domestic manufacturers by providing a tax deduction related to “qualified production income,” which will be phased in over five years. In accordance with FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the Company will recognize these benefits in the period in which the deduction is claimed. The tax benefit for the year ended February 28, 2006, was $2.0 million.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 28, 2006, various federal, state, and international examinations were finalized. A tax benefit of $16.2 million was recorded primarily related to the resolution of certain tax positions in connection with those examinations.

A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:

	For the Years Ended
	February 28, 2006		February 28, 2005		February 29, 2004
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
(in thousands)
Income tax provision at statutory rate	$167,040	35.0	$151,191	35.0	$120,521	35.0
State and local income taxes, net of federal income tax benefit	15,634	3.3	12,706	2.9	13,032	3.8
Earnings of subsidiaries taxed at other than U.S. statutory rate	(20,691)	(4.3)	(5,024)	(1.1)	(12,170)	(3.5)
Resolution of certain tax positions	(16,208)	(3.4)	-	-	-	-
Miscellaneous items, net	6,221	1.2	(3,363)	(0.8)	2,600	0.7
	$151,996	31.8	$155,510	36.0	$123,983	36.0

The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the (benefit) provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

11.    OTHER LIABILITIES:

The major components of other liabilities are as follows:

	February 28, 2006	February 28, 2005
(in thousands)
Adverse grape contracts (Note 14)	$64,569	$145,958
Accrued pension liability	122,141	85,584
Other	53,587	60,037
	$240,297	$291,579

12.    PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

The Company’s retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the “Plan”), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company’s contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $15.9 million, $13.0 million, and $11.6 million for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively.

During the year ended February 29, 2004, in connection with the Hardy Acquisition, the Company acquired the BRL Hardy Superannuation Fund (now known as the Hardy Wine Company Superannuation Plan) (the “Hardy Plan”) which covers substantially all salaried Australian employees. The Hardy Plan has a defined benefit component and a defined contribution component. The Company also has a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who are not covered by the Hardy Plan. In addition, during the year ended February 29, 2004, the Company instituted a defined contribution plan that covers substantially all of its U.K. employees. Lastly, the Company has a defined contribution plan that covers certain of its Canadian employees. Company contributions under the defined contribution component of the Hardy Plan, the Australian statutory obligation, the U.K. defined contribution plan and the Canadian defined contribution plan aggregated $8.2 million, $7.0 million, and $7.2 million for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively.

The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, an U.K. plan and the defined benefit component of the Hardy Plan. For the year ended February 28, 2006, the Company’s net periodic benefit cost includes $6.4 million of recognized net actuarial loss due to an adjustment in the Company’s U.K. plan. Of this amount, $2.7 million represents current year expense. During the year ended February 28, 2005, an amendment to the Canadian plan modifying pension benefits increased the pension benefit obligation by $0.9 million. During the year ended February 29, 2004, the Company ceased future accruals for active employees under its U.K. plan. There were no curtailment charges arising from this event. The Company uses a December 31 measurement date for all of its plans. Net periodic benefit cost reported in the Consolidated Statements of Income for these plans includes the following components:

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands)
Service cost	$2,149	$2,117	$2,202
Interest cost	17,260	16,391	14,471
Expected return on plan assets	(16,458)	(17,250)	(15,155)
Amortization of prior service cost	199	9	9
Recognized net actuarial loss	9,360	2,530	2,019
Net periodic benefit cost	$12,510	$3,797	$3,546

The following table summarizes the funded status of the Company’s defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:

	February 28, 2006	February 28, 2005
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1	$349,090	$301,608
Service cost	2,149	2,117
Interest cost	17,260	16,391
Plan participants’ contributions	166	84
Actuarial loss	62,194	29,939
Plan amendment	38	884
Benefits paid	(11,893)	(12,769)
Foreign currency exchange rate changes	(25,837)	10,836
Benefit obligation as of the last day of February	$393,167	$349,090

	February 28, 2006	February 28, 2005
(in thousands)
Change in plan assets:
Fair value of plan assets as of March 1	$253,657	$236,314
Actual return on plan assets	30,411	19,092
Plan participants’ contributions	166	84
Employer contribution	5,602	3,186
Benefits paid	(11,893)	(12,769)
Foreign currency exchange rate changes	(18,506)	7,750
Fair value of plan assets as of the last day of February	$259,437	$253,657

Funded status of the plan as of the last day of February:
Funded status	$(133,730)	$(95,433)
Employer contributions from measurement date to fiscal year end	768	759
Unrecognized prior service cost	836	927
Unrecognized actuarial loss	152,420	123,277
Net amount recognized	$20,294	$29,530

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$827	$555
Accrued benefit liability	(122,141)	(85,584)
Intangible asset	836	927
Deferred tax asset	42,458	34,210
Accumulated other comprehensive loss	98,314	79,422
Net amount recognized	$20,294	$29,530

As of February 28, 2006, and February 28, 2005, the accumulated benefit obligation for all defined benefit pension plans was $379.7 million and $337.9 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with an accumulated benefit obligation in excess of plan assets:

	February 28, 2006	February 28, 2005
(in thousands)
Projected benefit obligation	$376,467	$332,952
Accumulated benefit obligation	$363,015	$321,963
Fair value of plan assets	$240,313	$236,145

The increase in minimum pension liability included in AOCI for the years ended February 28, 2006, and February 28, 2005, was $18.9 million and $21.2 million, respectively.

The following table sets forth the weighted average assumptions used in developing the net periodic pension expense:

	For the Years Ended
	February 28, 2006	February 28, 2005
Rate of return on plan assets	7.09%	7.50%
Discount rate	5.42%	5.79%
Rate of compensation increase	3.77%	3.94%

The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 28, 2006	February 28, 2005
Discount rate	4.72%	5.41%
Rate of compensation increase	3.95%	3.76%

The Company’s weighted average expected long-term rate of return on plan assets is 7.09%. The Company considers the historical level of long-term returns and the current level of expected long-term returns for each asset class, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the Company’s portfolios.

The following table sets forth the weighted average asset allocations by asset category:

	February 28, 2006	February 28, 2005
Asset Category:
Equity securities	35.7%	33.1%
Debt securities	33.4%	38.0%
Real estate	0.5%	0.5%
Other	30.4%	28.4%
Total	100.0%	100.0%

For each of its Canadian, U.K. and Australian defined benefit plans, the Company employs an investment return approach whereby a mix of equities and fixed income investments are used (on a plan by plan basis) to maximize the long-term rate of return on plan assets for a prudent level of risk. From time to time, the Company will target asset allocation on a plan by plan basis to enhance total return while balancing risks. The established weighted average target allocations across all of the Company’s plans are approximately 37% equity securities, 20% fixed income securities, 4% real estate and 39% other. The other component results primarily from investments held by the Company’s U.K. plan and consists primarily of U.K. hedge funds which have characteristics of both equity and fixed income securities. Risk tolerance is established separately for each plan through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The individual investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across each plan’s local jurisdiction stocks as well as international stocks, and across multiple asset classifications, including growth, value, and large and small capitalizations. Investment risk is measured and monitored for each plan separately on an ongoing basis through periodic investment portfolio reviews and annual liability measures.

The Company expects to contribute $11.5 million to its pension plans during the year ended February 28, 2007.

Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in thousands)
2007	$11,632
2008	$11,808
2009	$15,397
2010	$14,229
2011	$15,957
2012 - 2016	$93,652

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

The Company uses a December 31 measurement date for all of its plans. The status of the plans is as follows:

	February 28, 2006	February 28, 2005
(in thousands)
Change in benefit obligation:
Benefit obligation as of March 1	$4,989	$5,460
Service cost	186	158
Interest cost	264	275
Benefits paid	(174)	(186)
Plan amendment	(8)	(383)
Actuarial loss (gain)	72	(499)
Foreign currency exchange rate changes	231	164
Benefit obligation as of the last day of February	$5,560	$4,989

Funded status as of the last day of February:
Funded status	$(5,560)	$(4,989)
Unrecognized prior service cost	(618)	(666)
Unrecognized net loss	567	461
Accrued benefit liability	$(5,611)	$(5,194)

Net periodic benefit cost reported in the Consolidated Statements of Income includes the following components:

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands)
Service cost	$186	$158	$147
Interest cost	264	275	282
Amortization of prior service cost	(54)	(21)	7
Recognized net actuarial gain (loss)	49	15	19
Net periodic benefit cost	$445	$427	$455

The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 28, 2006	February 28, 2005
Discount rate	4.97%	5.86%
Rate of compensation increase	3.50%	3.50%

The following table sets forth the weighted average assumptions used in developing the net periodic non-pension postretirement:

	For the Years Ended
	February 28, 2006	February 28, 2005
Discount rate	5.95%	6.00%
Rate of compensation increase	3.50%	3.50%

The following table sets forth the assumed health care cost trend rates as of February 28, 2006, and February 28, 2005:

	February 28, 2006		February 28, 2005
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Health care cost trend rate assumed for next year	10.0%	8.8%	9.0%	9.7%
Rate to which the cost trend rate is assumed to decline to (the ultimate trend rate)	3.5%	4.7%	4.0%	4.7%
Year that the rate reaches the ultimate trend rate	2011	2011	2010	2011

Assumed health care trend rates could have a significant effect on the amount reported for health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
(in thousands)
Effect on total service and interest cost components	$62	$(52)
Effect on postretirement benefit obligation	$649	$(552)

Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in thousands)
2007	$291
2008	$306
2009	$161
2010	$158
2011	$158
2012 - 2016	$2,387

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

(in thousands)
2007	$65,586
2008	49,601
2009	47,417
2010	42,110
2011	29,381
Thereafter	223,282
$457,377

Rental expense was $69.5 million, $47.4 million, and $41.0 million for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively.

Purchase commitments and contingencies -
The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling. The maximum future obligation under these agreements, based upon exchange rates at February 28, 2006, aggregate $26.1 million for contracts expiring through December 2012.

All of the Company’s imported beer products are marketed and sold pursuant to exclusive distribution agreements from the suppliers of these products. The Company’s agreement to distribute Corona Extra and its other Mexican beer brands exclusively throughout 25 primarily western U.S. states expires in December 2006, with automatic five year renewals thereafter, subject to compliance with certain performance criteria and other terms under the agreement. The remaining agreements expire through December 2011. Prior to their expiration, these agreements may be terminated if the Company fails to meet certain performance criteria. At February 28, 2006, the Company believes it is in compliance with all of its material distribution agreements and, given the Company’s long-term relationships with its suppliers, the Company does not believe that these agreements will be terminated.

In connection with previous acquisitions as well as with the Hardy Acquisition and Robert Mondavi acquisition, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to sixteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $491.8 million and $368.4 million of grapes under contracts during the years ended February 28, 2006, and February 28, 2005, respectively. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining terms of the contracts will be $1,920.9 million.

In connection with previous acquisitions as well as with the Hardy Acquisition and Robert Mondavi acquisition, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2006, the remaining balance on this liability is $123.6 million.

The Company’s aggregate obligations under bulk wine purchase contracts will be $82.5 million over the remaining terms of the contracts which extend through fiscal 2014.

In connection with the Hardy Acquisition, the Company assumed certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. In addition, the Company entered into a new processing contract during the year ended February 29, 2004, utilizing outside services to process a minimum volume of brandy at prices which are dependent on the processing ingredients provided by the Company. The Company’s aggregate obligations under these processing contracts will be $76.3 million over the remaining terms of the contracts which extend through December 2014.

Employment contracts -
The Company has employment contracts with certain of its executive officers and certain other management personnel with either automatic one year renewals or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2006, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $8.2 million, none of which was accruable at that date.

Employees covered by collective bargaining agreements -
Approximately 27.5% of the Company’s full-time employees are covered by collective bargaining agreements at February 28, 2006. Agreements expiring within one year cover approximately 17.5% of the Company’s full-time employees.

Legal matters -
In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

At February 28, 2006, there were 199,177,164 shares of Class A Common Stock and 23,857,338 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

Common stock splits -
During May 2005, two-for-one stock splits of the Company’s Class A Common Stock and Class B Convertible Common Stock were distributed in the form of stock dividends to stockholders of record on April 29, 2005. All share and per share amounts have been retroactively restated to give effect to the common stock splits.

Stock repurchase authorization -
In February 2006, the Company’s Board of Directors replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. No shares were repurchased under this program during the years ended February 28, 2006, February 28, 2005, and February 29, 2004.

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

As of February 28, 2006, 170,500 shares of Preferred Stock were outstanding and $2.5 million of dividends were accrued.

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

Long-term stock incentive plan -
Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 80,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During the years ended February 28, 2006, February 28, 2005, and February 29, 2004, no stock appreciation rights were granted. During the year ended February 28, 2006, 7,150 shares of restricted Class A Common Stock were granted at a grant date fair value of $27.96 per share. During the year ended February 28, 2005, 5,330 shares of restricted Class A Common Stock were granted at a grant date fair value of $18.86 per share. No restricted stock was granted during the year ended February 29, 2004.

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

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, February 28, 2003	22,815,862	$7.78	16,691,710	$6.79
Options granted	5,632,714	$11.93
Options exercised	(5,224,622)	$6.94
Options forfeited/canceled	(649,008)	$12.80
Balance, February 29, 2004	22,574,946	$8.86	17,642,596	$7.90
Options granted	6,826,050	$18.31
Options exercised	(5,421,978)	$8.93
Options forfeited/canceled	(378,268)	$15.10
Balance, February 28, 2005	23,600,750	$11.48	20,733,345	$10.45
Options granted	3,952,825	$27.24
Options exercised	(3,662,997)	$8.56
Options forfeited/canceled	(237,620)	$24.62
Balance, February 28, 2006	23,652,958	$14.43	23,149,228	$14.43

The following table summarizes information about stock options outstanding at February 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.13 - $ 8.87	6,795,179	3.6 years	$6.83	6,795,179	$6.83
$10.67 - $15.51	7,333,468	6.5 years	$11.67	6,945,648	$11.66
$16.19 - $23.23	5,531,186	8.3 years	$18.29	5,465,786	$18.27
$24.73 - $30.52	3,993,125	9.1 years	$27.12	3,942,615	$27.11
	23,652,958	6.5 years	$14.43	23,149,228	$14.43

The weighted average fair value of options granted during the years ended February 28, 2006, February 28, 2005, and February 29, 2004, was $9.55, $7.20, and $4.87, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.1%, 3.6%, and 3.2% for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively; volatility of 31.3%, 33.6%, and 35.7% for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively; and expected option life of 5.0 years, 6.0 years, and 6.2 years for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively. The dividend yield was 0% for the years ended February 28, 2006, February 28, 2005, and February 29, 2004. Forfeitures are recognized as they occur.

Employee stock purchase plans -
The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 28, 2006, February 28, 2005, and February 29, 2004, employees purchased 249,507, 274,106, and 275,970 shares, respectively.

The weighted average fair value of purchase rights granted during the years ended February 28, 2006, February 28, 2005, and February 29, 2004, was $6.23, $4.98, and $3.30, respectively. The fair value of purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.2%, 2.2%, and 1.0% for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively; volatility of 27.2%, 24.5%, and 22.3% for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively; and expected purchase right life of 0.5 years for the years ended February 28, 2006, February 28, 2005, and February 29, 2004. The dividend yield was 0% for the years ended February 28, 2006, February 28, 2005, and February 29, 2004.

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During the years ended February 28, 2006, February 28, 2005, and February 29, 2004, employees purchased 92,622, 74,164, and 55,582 shares, respectively. During the years ended February 28, 2006, February 28, 2005, and February 29, 2004, there were no purchase rights granted.

16.   EARNINGS PER COMMON SHARE:

 Earnings per common share are as follows:

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands, except per share data)
Net income	$325,262	$276,464	$220,414
Dividends on preferred stock	(9,804)	(9,804)	(5,746)
Income available to common stockholders	$315,458	$266,660	$214,668

Weighted average common shares outstanding - basic:
Class A Common Stock	196,907	191,489	177,267
Class B Common Stock	23,904	24,043	24,137
Total weighted average common shares outstanding - basic	220,811	215,532	201,404
Stock options	7,913	7,545	6,628
Preferred stock	9,983	9,983	5,865
Weighted average common shares outstanding - diluted	238,707	233,060	213,897

Earnings per common share - basic:
Class A Common Stock	$1.44	$1.25	$1.08
Class B Common Stock	$1.31	$1.14	$.98
Earnings per common share - diluted	$1.36	$1.19	$1.03

Stock options to purchase 3.6 million, 1.6 million, and 0.2 million shares of Class A Common Stock at a weighted average price per share of $27.30, $23.27, and $15.55 were outstanding during the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

17.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

 Accumulated other comprehensive loss, net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Unrealized Loss on Marketable Equity Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in thousands)
Balance, February 28, 2005	$473,949	$37,316	$-	$(79,422)	$431,843
Current period change	(159,242)	(6,278)	(4)	(18,892)	(184,416)
Balance, February 28, 2006	$314,707	$31,038	$(4)	$(98,314)	$247,427
During the year ended February 28, 2006, the Company changed the structure of certain of its cash flow hedges of forecasted foreign currency denominated transactions. As a result, the Company received $18.5 million in proceeds from the early termination of related foreign currency derivative instruments. As the forecasted transactions are still probable, this amount was recorded to AOCI and will be reclassified from AOCI into earnings in the same periods in which the original hedged items are recorded in the Consolidated Statements of Income. See Note 9 for discussion of $30.3 million cash proceeds received from the early termination of interest rate swap agreements in March 2005.

18.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Sales to the five largest customers represented 18.5%, 21.5%, and 20.6% of the Company’s sales for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively. No single customer was responsible for greater than 10% of sales during these years. Accounts receivable from the Company’s largest customer, Southern Wine and Spirits, represented 8.6%, 10.2%, and 8.3% of the Company’s total accounts receivable as of February 28, 2006, February 28, 2005, and February 29, 2004, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

19.   ACQUISITION-RELATED INTEGRATION COSTS:

For the year ended February 28, 2006, the Company recorded $16.8 million of acquisition-related integration costs associated with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). Acquisition-related integration costs included $5.3 million of employee-related costs and $11.5 million of facilities and other one-time costs. For the year ended February 28, 2005, the Company recorded $9.4 million of acquisition-related integration costs associated with the Robert Mondavi Plan.

20.   RESTRUCTURING AND RELATED CHARGES:

For the year ended February 28, 2006, the Company recorded $29.3 million of restructuring and related charges associated with (i) the further realignment of business operations as previously announced in Fiscal 2004, a component of the Fiscal 2004 Plan (as defined below), (ii) the Robert Mondavi Plan, and (iii) costs associated with the worldwide wine reorganization announced in February 2006 (including certain personnel reductions in the U.K. during the third quarter of fiscal 2006) and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). Included in the $29.3 million of restructuring and related charges incurred for the year ended February 28, 2006, is $6.9 million of non-cash charges for stock-based compensation (which are excluded from the table below).

For the year ended February 28, 2006, restructuring and related charges recorded in connection with the Fiscal 2004 Plan included $0.7 million of employee termination benefit costs and $1.3 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Robert Mondavi Plan included $1.6 million of employee termination benefit costs, $0.7 million of contract termination costs and $0.5 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Fiscal 2006 Plan included $24.3 million of employee termination benefit costs and $0.2 million of facility consolidation and relocation costs. In addition, in connection with the Fiscal 2006 Plan, the Company recorded (i) $13.4 million of accelerated depreciation charges in connection with the Company’s investment in new assets and reconfiguration of certain existing assets under the plan, which was recorded in cost of product sold, and (ii) $0.1 million of other related costs which was recorded in selling, general and administrative expenses. For the year ended February 28, 2005, the Company recorded $7.6 million of restructuring and related charges associated with (i) the further realignment of business operations as previously announced in Fiscal 2004, (ii) the Company’s decision in Fiscal 2004 to exit the commodity concentrate product line in the U.S. (collectively, the “Fiscal 2004 Plan”), and the Robert Mondavi Plan. For the year ended February 29, 2004, the Company recorded $31.1 million of restructuring and related charges associated with the Fiscal 2004 Plan. In addition, in connection with the Company’s decision to exit the commodity concentrate product line in the U.S., the Company recorded a write-down of concentrate inventory of $16.8 million for the year ended February 29, 2004, which was recorded in cost of product sold.

The Company estimates that the Fiscal 2004 Plan will include (i) a total of $10.2 million of employee termination benefit costs through February 28, 2007, of which $10.2 million has been incurred through February 28, 2006, (ii) a total of $19.2 million of contract termination costs through February 28, 2007, of which $19.2 million has been incurred through February 28, 2006, and (iii) a total of $4.6 million of facility consolidation and relocation costs through February 28, 2007, of which $4.2 million has been incurred through February 28, 2006.

The Company estimates that the Robert Mondavi Plan will include (i) a total of $2.6 million of employee termination benefit costs through February 28, 2007, of which $2.6 million has been incurred through February 28, 2006, (ii) a total of $1.1 million of contract termination costs through February 28, 2007, of which $0.7 million has been incurred through February 28, 2006, and (iii) a total of $0.5 million of facility consolidation and relocation costs through February 28, 2007, of which $0.5 million has been incurred through February 28, 2006.

The Company estimates that the Fiscal 2006 Plan will include (i) a total of $32.0 million of employee termination benefit costs through February 28, 2007, of which $24.3 million has been incurred through February 28, 2006, (ii) a total of $3.0 million of contract termination costs through February 28, 2007, none of which has been incurred through February 28, 2006, and (iii) a total of $13.5 million of facility consolidation and relocation costs through February 28, 2007, of which $0.2 million has been incurred through February 28, 2006. In addition, the Company expects to incur accelerated depreciation charges of $20.4 million through February 28, 2007, of which $13.4 million has been incurred through February 28, 2006. Amounts associated with the accelerated depreciation charges are recorded in cost of product sold in the Company’s Consolidated Statements of Income. Lastly, the Company expects to incur other related costs of $8.4 million through February 28, 2007, of which $0.1 million has been incurred through February 28, 2006. Amounts associated with the other related costs will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income.

In connection with the Robert Mondavi acquisition, the Company accrued $50.5 million of liabilities for exit costs as of the acquisition date. The Robert Mondavi acquisition line item in the table below reflects adjustments to the fair value of liabilities assumed in the acquisition. The balance of these purchase accounting accruals was $8.1 million and $37.6 million as of February 28, 2006, and February 28, 2005, respectively.

The following table illustrates the changes in the restructuring liability balance since February 28, 2005:

	Employee Termination Benefit Costs	Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in thousands)
Balance, February 28, 2005	$15,270	$23,204	$743	$39,217
Robert Mondavi acquisition	2,377	2,988	(556)	4,809
Restructuring charges	19,730	699	1,960	22,389
Cash expenditures	(20,629)	(18,588)	(1,563)	(40,780)
Foreign currency adjustments	(105)	(189)	(56)	(350)
Balance, February 28, 2006	$16,643	$8,114	$528	$25,285

21.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2006, and February 28, 2005, the condensed consolidating statements of income and cash flows for each of the three years in the period ended February 28, 2006, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark and Hardy and their subsidiaries, which are included in the Constellation Wines segment (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting pronouncements described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at February 28, 2006
Current assets:
Cash and cash investments	$908	$2,948	$7,022	$-	$10,878
Accounts receivable, net	233,042	196,070	342,763	-	771,875
Inventories	38,677	1,033,281	647,408	(14,934)	1,704,432
Prepaid expenses and other	13,574	150,046	45,622	4,428	213,670
Intercompany receivable (payable)	136,376	(709,428)	573,052	-	-
Total current assets	422,577	672,917	1,615,867	(10,506)	2,700,855
Property, plant and equipment, net	35,573	729,628	660,097	-	1,425,298
Investments in subsidiaries	5,197,047	1,785,287	-	(6,982,334)	-
Goodwill	-	1,325,046	868,537	-	2,193,583
Intangible assets, net	-	549,802	334,078	-	883,880
Other assets, net	24,899	118,295	53,744	-	196,938
Total assets	$5,680,096	$5,180,975	$3,532,323	$(6,992,840)	$7,400,554

Current liabilities:
Notes payable to banks	$54,500	$-	$25,381	$-	$79,881
Current maturities of long-term debt	200,065	4,600	9,401	-	214,066
Accounts payable	4,439	123,622	184,778	-	312,839
Accrued excise taxes	15,542	42,796	18,324	-	76,662
Other accrued expenses and liabilities	230,639	163,831	220,425	(283)	614,612
Total current liabilities	505,185	334,849	458,309	(283)	1,298,060
Long-term debt, less current maturities	2,485,539	12,769	17,472	-	2,515,780
Deferred income taxes	(12,840)	359,920	24,166	-	371,246
Other liabilities	5,413	70,294	164,590	-	240,297
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,326	6,443	141,583	(148,026)	2,326
Additional paid-in capital	1,159,421	2,301,961	2,498,737	(4,800,698)	1,159,421
Retained earnings	1,606,023	1,934,899	98,712	(2,047,323)	1,592,311
Accumulated other comprehensive income (loss)	(44,657)	159,840	128,754	3,490	247,427
Treasury stock and other	(26,316)	-	-	-	(26,316)
Total stockholders’ equity	2,696,799	4,403,143	2,867,786	(6,992,557)	2,975,171
Total liabilities and stockholders’ equity	$5,680,096	$5,180,975	$3,532,323	$(6,992,840)	$7,400,554

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Balance Sheet at February 28, 2005
Current assets:
Cash and cash investments	$-	$10,095	$7,540	$-	$17,635
Accounts receivable, net	132,997	293,588	423,057	-	849,642
Inventories	35,719	943,711	637,556	(9,251)	1,607,735
Prepaid expenses and other	41,515	163,910	53,598	-	259,023
Intercompany receivable (payable)	450,781	(1,111,951)	661,170	-	-
Total current assets	661,012	299,353	1,782,921	(9,251)	2,734,035
Property, plant and equipment, net	37,476	884,690	674,201	-	1,596,367
Investments in subsidiaries	4,961,521	1,844,354	-	(6,805,875)	-
Goodwill	-	1,242,132	940,537	-	2,182,669
Intangible assets, net	-	587,075	358,575	-	945,650
Other assets, net	28,559	221,642	95,250	-	345,451
Total assets	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

Current liabilities:
Notes payable to banks	$14,000	$-	$2,475	$-	$16,475
Current maturities of long-term debt	60,068	4,307	3,719	-	68,094
Accounts payable	4,237	146,116	194,901	-	345,254
Accrued excise taxes	13,633	41,070	19,653	-	74,356
Other accrued expenses and liabilities	146,837	191,438	298,529	(2,896)	633,908
Total current liabilities	238,775	382,931	519,277	(2,896)	1,138,087
Long-term debt, less current maturities	3,167,852	9,089	27,766	-	3,204,707
Deferred income taxes	(17,255)	377,423	29,718	-	389,886
Other liabilities	1,101	126,173	164,305	-	291,579
Stockholders’ equity:
Preferred stock	2	-	-	-	2
Class A and Class B common stock	2,288	6,443	141,583	(148,026)	2,288
Additional paid-in capital	1,097,177	2,301,961	2,498,737	(4,800,698)	1,097,177
Retained earnings	1,285,762	1,715,182	141,969	(1,866,060)	1,276,853
Accumulated other comprehensive income (loss)	(58,884)	160,044	328,129	2,554	431,843
Treasury stock and other	(28,250)	-	-	-	(28,250)
Total stockholders’ equity	2,298,095	4,183,630	3,110,418	(6,812,230)	2,779,913
Total liabilities and stockholders’ equity	$5,688,568	$5,079,246	$3,851,484	$(6,815,126)	$7,804,172

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Year Ended February 28, 2006
Sales	$1,300,576	$3,006,118	$2,613,992	$(1,213,761)	$5,706,925
Less - excise taxes	(166,757)	(438,498)	(498,222)	-	(1,103,477)
Net sales	1,133,819	2,567,620	2,115,770	(1,213,761)	4,603,448
Cost of product sold	(911,117)	(1,834,659)	(1,739,896)	1,206,813	(3,278,859)
Gross profit	222,702	732,961	375,874	(6,948)	1,324,589
Selling, general and administrative expenses	(175,226)	(233,607)	(203,571)	-	(612,404)
Acquisition-related integration costs	-	(15,668)	(1,120)	-	(16,788)
Restructuring and related charges	(1,692)	(11,583)	(16,007)	-	(29,282)
Operating income	45,784	472,103	155,176	(6,948)	666,115
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees	298,889	72,107	(4,263)	(365,908)	825
Interest income (expense), net	(28,464)	(194,123)	32,905	-	(189,682)
Income before income taxes	316,209	350,087	183,818	(372,856)	477,258
Benefit from (provision for) income taxes	13,856	(109,801)	(58,195)	2,144	(151,996)
Net income	330,065	240,286	125,623	(370,712)	325,262
Dividends on preferred stock	(9,804)	-	-	-	(9,804)
Income available to common stockholders	$320,261	$240,286	$125,623	$(370,712)	$315,458

Condensed Consolidating Statement of Income for the Year Ended February 28, 2005
Sales	$823,873	$2,585,660	$2,563,199	$(832,869)	$5,139,863
Less - excise taxes	(148,269)	(435,984)	(467,972)	-	(1,052,225)
Net sales	675,604	2,149,676	2,095,227	(832,869)	4,087,638
Cost of product sold	(547,882)	(1,502,234)	(1,724,195)	827,262	(2,947,049)
Gross profit	127,722	647,442	371,032	(5,607)	1,140,589
Selling, general and administrative expenses	(155,687)	(217,967)	(182,040)	-	(555,694)
Acquisition-related integration costs	-	(9,421)	-	-	(9,421)
Restructuring charges	-	(4,203)	(3,375)	-	(7,578)
Operating (loss) income	(27,965)	415,851	185,617	(5,607)	567,896
Gain on change in fair value of derivative instruments	-	-	-	-	-
Equity in earnings of equity method investees	282,858	107,970	(115)	(388,960)	1,753
Interest income (expense), net	21,425	(125,226)	(33,874)	-	(137,675)
Income before income taxes	276,318	398,595	151,628	(394,567)	431,974
Benefit from (provision for) income taxes	1,683	(114,797)	(46,467)	4,071	(155,510)
Net income	278,001	283,798	105,161	(390,496)	276,464
Dividends on preferred stock	(9,804)	-	-	-	(9,804)
Income available to common stockholders	$268,197	$283,798	$105,161	$(390,496)	$266,660

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Condensed Consolidating Statement of Income for the Year Ended February 29, 2004
Sales	$814,042	$2,276,747	$1,866,165	$(487,684)	$4,469,270
Less - excise taxes	(143,964)	(417,130)	(355,747)	-	(916,841)
Net sales	670,078	1,859,617	1,510,418	(487,684)	3,552,429
Cost of product sold	(553,391)	(1,291,532)	(1,212,105)	480,387	(2,576,641)
Gross profit	116,687	568,085	298,313	(7,297)	975,788
Selling, general and administrative expenses	(115,163)	(171,036)	(171,078)	-	(457,277)
Acquisition-related integration costs	-	-	-	-	-
Restructuring charges	-	(40,567)	9,413	-	(31,154)
Operating income	1,524	356,482	136,648	(7,297)	487,357
Gain on change in fair value of derivative instruments	1,181	-	-	-	1,181
Equity in earnings of equity method investees	215,775	90,157	2	(305,392)	542
Interest income (expense), net	15,945	(154,914)	(5,714)	-	(144,683)
Income before income taxes	234,425	291,725	130,936	(312,689)	344,397
Provision for income taxes	(6,714)	(75,950)	(41,319)	-	(123,983)
Net income	227,711	215,775	89,617	(312,689)	220,414
Dividends on preferred stock	(5,746)	-	-	-	(5,746)
Income available to common stockholders	$221,965	$215,775	$89,617	$(312,689)	$214,668

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2006
Net cash (used in) provided by operating activities	$(23,579)	$272,120	$187,430	$-	$435,971

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,200)	(52,329)	(74,969)	-	(132,498)
Purchases of businesses, net of cash acquired	-	(45,893)	-	-	(45,893)
Payment of accrued earn-out amount	-	(3,088)	-	-	(3,088)
Investment in equity method investee	-	(2,723)	-	-	(2,723)
Proceeds from sales of assets	4	118,294	1,381	-	119,679
Proceeds from sales of equity method investments	-	35,953	-	-	35,953
Proceeds from sales of businesses	-	17,861	-	-	17,861
Proceeds from sales of marketable equity securities	-	-	-	-	-
Other investing activities	-	(5,000)	151	-	(4,849)
Net cash (used in) provided by investing activities	(5,196)	63,075	(73,437)	-	(15,558)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Cash flows from financing activities:
Principal payments of long-term debt	(516,567)	(7,311)	(3,715)	-	(527,593)
Payment of preferred stock dividends	(9,804)	-	-	-	(9,804)
Net proceeds from notes payable	40,500	-	23,302	-	63,802
Exercise of employee stock options	31,504	-	-	-	31,504
Proceeds from issuance of long-term debt	83	8,842	700	-	9,625
Proceeds from employee stock purchases	6,229	-	-	-	6,229
Payment of issuance costs of long-term debt	-	-	-	-	-
Proceeds from equity offerings, net of fees	-	-	-	-	-
Intercompany financings, net	477,738	(343,629)	(134,109)	-	-
Net cash provided by (used in) financing activities	29,683	(342,098)	(113,822)	-	(426,237)

Effect of exchange rate changes on cash and cash investments	-	(244)	(689)	-	(933)

Net increase (decrease) in cash and cash investments	908	(7,147)	(518)	-	(6,757)
Cash and cash investments, beginning of year	-	10,095	7,540	-	17,635
Cash and cash investments, end of year	$908	$2,948	$7,022	$-	$10,878

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2005
Net cash (used in) provided by operating activities	$(5,108)	$213,887	$111,921	$-	$320,700

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,301)	(45,839)	(66,524)	-	(119,664)
Purchases of businesses, net of cash acquired	(1,035,086)	(8,485)	(8,900)	-	(1,052,471)
Payment of accrued earn-out amount	-	(2,618)	-	-	(2,618)
Investment in equity method investee	-	-	(86,121)	-	(86,121)
Proceeds from sales of assets	-	181	13,590	-	13,771
Proceeds from sales of equity method investments	-	9,884	-	-	9,884
Proceeds from sales of businesses	-	-	-	-	-
Proceeds from sale of marketable equity securities	-	-	14,359	-	14,359
Other investing activities	-	-	-	-	-
Net cash used in investing activities	(1,042,387)	(46,877)	(133,596)	-	(1,222,860)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Cash flows from financing activities:
Principal payments of long-term debt	(1,179,562)	(302,189)	(6,935)	-	(1,488,686)
Payment of preferred stock dividends	(9,804)	-	-	-	(9,804)
Net repayment of notes payable	14,000	(60,000)	142	-	(45,858)
Exercise of employee stock options	48,241	-	-	-	48,241
Proceeds from issuance of long-term debt	2,400,000	-	-	-	2,400,000
Proceeds from employee stock purchases	4,690	-	-	-	4,690
Payment of issuance costs of long-term debt	(24,403)	-	-	-	(24,403)
Proceeds from equity offerings, net of fees	-	-	-	-	-
Intercompany financing activities, net	(206,756)	200,891	5,865	-	-
Net cash provided by (used in) financing activities	1,046,406	(161,298)	(928)	-	884,180

Effect of exchange rate changes on cash and cash investments	41	(281)	(1,281)	-	(1,521)

Net (decrease) increase in cash and cash investments	(1,048)	5,431	(23,884)	-	(19,501)
Cash and cash investments, beginning of year	1,048	4,664	31,424	-	37,136
Cash and cash investments, end of year	$-	$10,095	$7,540	$-	$17,635

Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2004
Net cash provided by (used in) operating activities	$397,785	$115,791	$(173,269)	$-	$340,307

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,063)	(19,982)	(60,049)	-	(105,094)
Purchases of businesses, net of cash acquired	-	(1,069,470)	-	-	(1,069,470)
Payment of accrued earn-out amount	-	(2,035)	-	-	(2,035)
Investment in equity method investee	-	-	-	-	-
Proceeds from sales of assets	-	11,396	2,053	-	13,449
Proceeds from sales of equity method investments	-	-	-	-	-
Proceeds from sales of businesses	-	-	3,814	-	3,814
Proceeds from sale of marketable equity securities	-	-	849	-	849
Other investing activities	-	-	-	-	-
Net cash used in investing activities	(25,063)	(1,080,091)	(53,333)	-	(1,158,487)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in thousands)
Cash flows from financing activities:
Principal payments of long-term debt	(885,359)	(23,394)	(373,521)	-	(1,282,274)
Payment of preferred stock dividends	(3,295)	-	-	-	(3,295)
Net (repayment of) proceeds from notes payable	(2,000)	(1,400)	2,287	-	(1,113)
Exercise of employee stock options	36,017	-	-	-	36,017
Proceeds from issuance of long-term debt	1,600,000	-	-	-	1,600,000
Proceeds from employee stock purchases	3,481	-	-	-	3,481
Payment of issuance costs of long-term debt	(33,748)	-	-	-	(33,748)
Proceeds from equity offerings, net of fees	426,086	-	-	-	426,086
Intercompany financing activities, net	(1,474,100)	776,442	697,658	-	-
Net cash (used in) provided by financing activities	(332,918)	751,648	326,424	-	745,154

Effect of exchange rate changes on cash and cash investments	(40,182)	216,068	(79,534)	-	96,352

Net (decrease) increase in cash and cash investments	(378)	3,416	20,288	-	23,326
Cash and cash investments, beginning of year	1,426	1,248	11,136	-	13,810
Cash and cash investments, end of year	$1,048	$4,664	$31,424	$-	$37,136

22.   BUSINESS SEGMENT INFORMATION:

The Company reports its operating results in three segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments.

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

For the year ended February 28, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan of $29.3 million; the flow through of adverse grape cost (as described below) and acquisition-related integration costs associated primarily with the Robert Mondavi acquisition of $23.0 million and $16.8 million, respectively; accelerated depreciation costs in connection with the Fiscal 2006 Plan of $13.4 million; the flow through of inventory step-up of $7.9 million associated primarily with the Robert Mondavi acquisition; the write-off of due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million; and other costs associated with the Fiscal 2006 Plan of $0.1 million. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their existing grape purchase contracts. For the year ended February 28, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of financing costs associated with the redemption of the Company’s Senior Subordinated Notes (as defined in Note 9) and the repayment of the Company’s prior senior credit facility of $31.7 million; the flow through of adverse grape cost and acquisition-related integration costs associated with the Robert Mondavi acquisition of $9.8 million and $9.4 million, respectively; restructuring and related charges of $7.6 million; and the flow through of inventory step-up associated with the Hardy Acquisition and the Robert Mondavi acquisition of $6.4 million; partially offset by a net gain on the sale of non-strategic assets and a gain related to the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $6.1 million. For the year ended February 29, 2004, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of inventory step-up and financing costs associated with the Hardy Acquisition of $22.5 million and $11.6 million, respectively; and restructuring and related charges of $47.9 million, including a write-down of commodity concentrate inventory of $16.8 million, partially offset by the relief from certain excise tax, duty and other costs incurred in prior years of $10.4 million.

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

Segment information is as follows:

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands)
Constellation Wines:
Net sales:
Branded wine	$2,263,369	$1,830,808	$1,549,750
Wholesale and other	972,051	1,020,600	846,306
Net sales	$3,235,420	$2,851,408	$2,396,056
Segment operating income	$530,388	$406,562	$348,132
Equity in earnings of equity method investees	$825	$1,753	$542
Long-lived assets	$1,322,136	$1,498,124	$1,004,906
Investment in equity method investees	$146,639	$259,181	$8,412
Total assets	$6,510,280	$6,941,068	$4,789,199
Capital expenditures	$118,615	$109,240	$94,147
Depreciation and amortization	$110,486	$83,744	$73,046

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
(in thousands)
Constellation Beers and Spirits:
Net sales:
Imported beers	$1,043,483	$922,947	$862,637
Spirits	324,545	313,283	284,551
Net sales	$1,368,028	$1,236,230	$1,147,188
Segment operating income	$292,572	$276,109	$252,533
Long-lived assets	$90,527	$83,548	$80,388
Total assets	$833,627	$790,457	$718,380
Capital expenditures	$11,536	$6,524	$7,497
Depreciation and amortization	$9,760	$10,590	$9,491

Corporate Operations and Other:
Net sales	$-	$-	$-
Segment operating loss	$(63,001)	$(55,980)	$(41,717)
Long-lived assets	$12,635	$14,695	$12,068
Total assets	$56,647	$72,647	$51,094
Capital expenditures	$2,347	$3,900	$3,450
Depreciation and amortization	$7,852	$9,321	$19,417

Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs:
Net sales	$-	$-	$9,185
Operating loss	$(93,844)	$(58,795)	$(71,591)

Consolidated:
Net sales	$4,603,448	$4,087,638	$3,552,429
Operating income	$666,115	$567,896	$487,357
Equity in earnings of equity method investees	$825	$1,753	$542
Long-lived assets	$1,425,298	$1,596,367	$1,097,362
Investment in equity method investees	$146,639	$259,181	$8,412
Total assets	$7,400,554	$7,804,172	$5,558,673
Capital expenditures	$132,498	$119,664	$105,094
Depreciation and amortization	$128,098	$103,655	$101,954

The Company’s areas of operations are principally in the United States. Operations outside the United States are primarily in the United Kingdom and Australia and are included within the Constellation Wines segment. Revenues are attributed to countries based on the location of the selling company.

Geographic data is as follows:

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Net Sales
United States	$2,823,345	$2,334,854	$2,132,357
Non-U.S.	1,780,103	1,752,784	1,420,072
Total	$4,603,448	$4,087,638	$3,552,429

Significant non-U.S. revenue sources include:
United Kingdom	$1,357,887	$1,374,775	$1,128,022
Australia / New Zealand	319,283	314,704	238,229
Other	102,933	63,305	53,821
Total	$1,780,103	$1,752,784	$1,420,072
	February 28, 2006	February 28, 2005
Long-lived assets
United States	$765,200	$922,161
Non-U.S.	660,098	674,206
Total	$1,425,298	$1,596,367

Significant non-U.S. long-lived assets include:
Australia / New Zealand	$431,627	$437,157
United Kingdom	160,733	175,638
Other	67,738	61,411
Total	$660,098	$674,206

23.   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. As required, the Company adopted SFAS No. 151 on March 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted SFAS No. 123(R) as of March 1, 2006, using the modified prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. As of March 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards is not material. In addition, the Company estimates stock-based compensation expense for options to be granted for the year ended February 28, 2007, to approximate $8.5 million, excluding any options granted or which may be granted in connection with the pending acquisition of Vincor (see Note 24).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. As required, the Company adopted SFAS No. 154 on March 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

24.   SUBSEQUENT EVENT:

On April 2, 2006, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Vincor International Inc. (“Vincor”) pursuant to which, subject to satisfaction of certain conditions, the Company will acquire all of the issued and outstanding common shares of Vincor. Vincor is the world’s eighth largest producer and distributor of wine and related products by revenue based in Mississauga, Ontario, Canada, and is Canada’s largest producer and marketer of wine. Vincor is also one of the largest wine importers, marketers and distributors in the U.K. The pending acquisition of Vincor supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic markets to capitalize on the overall growth in the wine industry.

The Arrangement Agreement provides for Vincor shareholders to receive in cash Cdn$36.50 per common share. Total consideration to be paid in cash to the Vincor shareholders is expected to be approximately Cdn$1.2 billion. In addition, the Company expects to pay certain obligations of Vincor, including indebtedness outstanding under its bank facility and secured notes. In April 2006, the Company entered into a foreign currency forward contract in connection with the pending acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. The foreign currency forward contract is for the purchase of Cdn$1.4 billion at a rate of Cdn$1.149 to U.S.$1.00. The consideration to be paid to the shareholders and the amount needed to repay outstanding indebtedness of Vincor is expected to be financed with borrowings under an amended and restated senior credit facility. The Company currently expects to complete the acquisition of Vincor in early June 2006.

In accordance with the purchase method of accounting, the acquired net assets will be recorded at fair value as of the date of the acquisition. The results of operations of Vincor will be reported in the Constellation Wines segment and will be included in the Consolidated Statements of Income beginning on the date of acquisition.

25.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
Fiscal 2006	May 31, 2005	August 31, 2005	November 30, 2005	February 28, 2006	Full Year
(in thousands, except per share data)
Net sales	$1,096,535	$1,191,959	$1,267,087	$1,047,867	$4,603,448
Gross profit	$306,006	$348,000	$384,221	$286,362	$1,324,589
Net income(1)	$75,699	$82,420	$108,961	$58,182	$325,262
Earnings per common share(2):
Basic - Class A Common Stock	$0.34	$0.37	$0.49	$0.25	$1.44
Basic - Class B Common Stock	$0.31	$0.33	$0.44	$0.23	$1.31
Diluted	$0.32	$0.34	$0.46	$0.24	$1.36

	QUARTER ENDED
Fiscal 2005	May 31, 2004	August 31, 2004	November 30, 2004	February 28, 2005	Full Year
(in thousands, except per share data)
Net sales	$927,305	$1,036,941	$1,085,711	$1,037,681	$4,087,638
Gross profit	$250,462	$289,683	$313,664	$286,780	$1,140,589
Net income(3)	$51,329	$80,614	$96,893	$47,628	$276,464
Earnings per common share(2):
Basic - Class A Common Stock	$0.23	$0.37	$0.44	$0.21	$1.25
Basic - Class B Common Stock	$0.21	$0.33	$0.40	$0.19	$1.14
Diluted	$0.22	$0.35	$0.42	$0.20	$1.19

(1)
In Fiscal 2006, the Company recorded acquisition-related integration costs, restructuring and related charges and unusual costs consisting of restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; the flow through of adverse grape cost and acquisition-related integration costs associated primarily with the Robert Mondavi acquisition; the flow through of inventory step-up associated with the Robert Mondavi acquisition and certain equity method investments; accelerated depreciation costs in connection with the Fiscal 2006 Plan; the write-off of due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq; other worldwide wines reorganization costs in connection with the Fiscal 2006 Plan; and an income tax adjustment in connection with the reversal of an income tax accrual related to the completion of various income tax examinations. The following table identifies these items, net of income taxes, by quarter and in the aggregate for Fiscal 2006:

	QUARTER ENDED
Fiscal 2006	May 31, 2005	August 31, 2005	November 30, 2005	February 28, 2006	Full Year
(in thousands, net of tax)
Restructuring and related charges	$1,149	$1,468	$2,585	$15,485	$20,687
Flow through of adverse grape cost	4,595	4,165	3,771	2,102	14,633
Acquisition-related integration costs	3,934	5,075	985	668	10,662
Flow through of inventory step-up	2,071	2,463	3,135	5,845	13,514
Accelerated depreciation	-	-	4,397	4,566	8,963
Allied Domecq due diligence costs	-	2,460	(233)	-	2,227
Other worldwide wines reorganization costs	-	-	-	54	54
Income tax adjustment	(16,208)	-	-	-	(16,208)
Total acquisition-related integration costs, restructuring and related charges and unusual costs	$(4,459)	$15,631	$14,640	$28,720	$54,532

(2)
The sum of the quarterly earnings per common share in Fiscal 2006 and Fiscal 2005 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)
In Fiscal 2005, the Company recorded acquisition-related integration costs, restructuring and related charges and unusual costs consisting of financing costs associated with the redemption of senior subordinated notes and the repayment of the Company’s prior senior credit facility; the flow through of adverse grape cost and acquisition-related integration costs associated with the Robert Mondavi acquisition; restructuring and related charges resulting primarily from (i) the realignment of business operations in the Constellation Wines segment and (ii) the Robert Mondavi acquisition; the flow through of inventory step-up associated with the Hardy Acquisition and the Robert Mondavi acquisition; and other, which include net gains from the sale of non-strategic assets and the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture. The following table identifies these items, net of income taxes, by quarter and in the aggregate for Fiscal 2005:

	QUARTER ENDED
Fiscal 2005	May 31, 2004	August 31, 2004	November 30, 2004	February 28, 2005	Full Year
(in thousands, net of tax)
Financing costs	$6,601	$-	$-	$13,684	$20,285
Flow through of adverse grape cost	-	-	-	6,240	6,240
Acquisition-related integration costs	-	-	-	6,029	6,029
Restructuring and related charges	1,032	748	1,052	2,018	4,850
Flow through of inventory step-up	829	622	1,210	1,479	4,140
Other	-	-	-	(3,916)	(3,916)
Total acquisition-related integration costs, restructuring and related charges and unusual costs	$8,462	$1,370	$2,262	$25,534	$37,628

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

Internal Control over Financial Reporting

(a)	See page 53 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 51 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)
In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended February 28, 2006 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2006, under those sections of the proxy statement to be titled “Election of Directors,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

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

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2006, under that section of the proxy statement to be titled “Executive Compensation” and that caption to be titled “Director Compensation” under “Election of Directors,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2006, under those sections of the proxy statement to be titled “Beneficial Ownership” and “Stock Ownership of Management,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 28, 2006. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan and 1989 Employee Stock Purchase Plan. The Company’s UK Sharesave Scheme (the “UK Plan”) is an equity compensation plan not approved by security holders. Under the UK Plan, 2,000,000 shares of Class A Stock may be issued to eligible United Kingdom employees and directors of the Company in offerings that typically extend from three to five years. Under the terms of the UK Plan, participants may purchase shares of Class A Stock at the end of the offering period through payroll deductions made during the offering period. The payroll deductions are kept in interest bearing accounts until the participant either exercises the option at the end of the offering or withdraws from the offering. The exercise price for each offering is fixed at the beginning of the offering by the committee administering the plan and may be no less than 80% of the closing price of the stock on the day the exercise price is fixed. If a participant ceases to be employed by the Company, that participant may exercise the option during a period of time specified in the UK Plan or may withdraw from the offering. During the year ended February 28, 2006, an aggregate of 92,622 shares were issued pursuant to the UK Plan.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,652,958	$14.43	32,152,816
Equity compensation plans not approved by security holders (1)	-	-	1,776,116
Total	23,652,958	$14.43	33,928,932
______________________
(1)  There is currently one ongoing offering under the UK Plan. The exercise price for shares that may be purchased at the end of this offering is $7.105. The number of options outstanding that represent the right to purchase shares at the end of the offering is not determinable because the exchange rate is not known and because the Company cannot predict the level of participation by employees during the remaining term of the offering.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2006, under that section of the proxy statement to be titled “Executive Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2006, under the relevant portion of the sections of the proxy statement to be titled “Audit Committee Report” and “Selection of Independent Public Accountants.”

PART IV
Item 15.	Exhibits and Financial Statement Schedules
	1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm - KPMG LLP

Report of Independent Registered Public Accounting Firm - KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets - February 28, 2006, and February 28, 2005

Consolidated Statements of Income for the years ended February 28, 2006, February 28, 2005, and February 29, 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2006, February 28, 2005, and February 29, 2004

Consolidated Statements of Cash Flows for the years ended February 28, 2006, February 28, 2005, and February 29, 2004

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

	3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 114 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2006	CONSTELLATION BRANDS, INC.

	By:	/s/ Richard Sands
Richard Sands, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Sands	/s/ Thomas S. Summer
Richard Sands, Director, Chairman of the Board and Chief Executive Officer (principal executive officer) Dated: May 1, 2006	Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Dated: May 1, 2006
/s/ Robert Sands	/s/ Barry A. Fromberg
Robert Sands, Director Dated: May 1, 2006	Barry A. Fromberg, Director Dated: May 1, 2006
/s/ James A. Locke III	/s/ Jeananne K. Hauswald
James A. Locke III, Director Dated: May 1, 2006	Jeananne K. Hauswald, Director Dated: May 1, 2006
/s/ Paul L. Smith	/s/ Thomas C. McDermott
Paul L. Smith, Director Dated: May 1, 2006	Thomas C. McDermott, Director Dated: May 1, 2006

INDEX TO EXHIBITS
Exhibit No.
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

2.8

Arrangement Agreement dated April 2, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 2, 2006 and incorporated herein by reference).

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

4.14

Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

4.15

Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

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

4.32

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

4.33

Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005 and incorporated herein by reference).

4.34

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

10.1

Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2

Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).* #

10.3

Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.4

Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).* #

10.5

Amendment Number One to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.6

Amendment Number Two to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).* #

10.7

Amendment Number Three to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.8

Amendment Number Four to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*#

10.9

Amendment Number Five to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference). *

10.10
Amendment Number Six to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).*

10.11	Form of Terms and Conditions Memorandum for Employees with respect to the Company’s Long-Term Stock Incentive Plan (filed herewith).*
10.12	Form of Terms and Conditions Memorandum for Directors with respect to the Company’s Long-Term Stock Incentive Plan (filed herewith).*
10.13

Form of Restricted Stock Agreement with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 and incorporated herein by reference).*

10.14	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #
10.15

Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.16

Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).*#

10.17

Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*#

10.18	Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed herewith).
10.19

Annual Management Incentive Plan of the Company (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.20

Amendment Number One to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).* #

10.21

Amendment Number Two to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*#

10.22

2006 Fiscal Year Award Program to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2005 and incorporated herein by reference).*+

10.23

Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).#

10.24	Rent Review Memorandum, dated August 20, 2003, to the Lease by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed herewith).
10.25

Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.26

First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.27

Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*#

10.28

Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.29

2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.30

Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2003 and incorporated herein by reference).

10.31

Amendment No. 1, dated as of July 18, 2003, to the Amended and Restated Credit Agreement, dated as of March 19, 2003, among the Company and certain of its subsidiaries, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 4.17 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2003 and incorporated herein by reference).

10.32

Second Amended and Restated Credit Agreement, dated as of October 31, 2003, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.18 to the Company’s Report on Form 10-Q for the fiscal quarter ended November 30, 2003 and incorporated herein by reference).

10.33

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

10.34

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

10.35

Third Amended and Restated Credit Agreement, dated as of August 17, 2004, among the Company and certain of its subsidiaries, the lenders named therein, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 4.26 to the Company’s Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

10.36

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

10.37

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

10.38

Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).* #

10.39

The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).*

10.40

Letter Agreement between the Company and Thomas J. Mullin, dated February 18, 2000, addressing compensation (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).*

10.41

Letter Agreement between the Company and Stephen B. Millar, dated 9 April 2003, addressing compensation (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.42

Non-Competition Agreement between Stephen Brian Millar and BRL Hardy Limited (now known as Hardy Wine Company Limited) dated April 8, 2003 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.43

Memorandum of Agreement (Service Contract) between BRL Hardy Limited (now known as Hardy Wine Company Limited) and Stephen Brian Millar dated 11 June 1996 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.44	Agreement between Constellation Brands, Inc. and Stephen Brian Millar dated February 16, 2006 (filed herewith).*
10.45

BRL Hardy Superannuation Fund Deed of Variation dated 7 October 1998, together with Amending Deed No. 5 made on 23 December 1999, Amending Deed No. 6 made on 20 January 2003 and Amending Deed No. 7 made on 9 February 2004 (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.46	Description of Compensation Arrangements for Certain Executive Officers (filed herewith).*
10.47	Description of Compensation Arrangements for Non-Management Directors (filed herewith).*
21.1	Subsidiaries of Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
99.1

1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).

* Designates management contract or compensatory plan or arrangement.

# Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+ This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

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