Form 10-Q
period 2006-05-31
CONSTELLATION BRANDS, INC.
filed 2006-07-10
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2006 is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	200,489,240
Class B Common Stock, Par Value $.01 Per Share	23,844,838

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements.  For further information regarding such forward-looking statements, risks and uncertainties, please see "Information Regarding Forward-Looking Statements" under Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31,	February 28,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash investments	$37.5	$10.9
Accounts receivable, net	854.2	771.9
Inventories	1,751.1	1,704.4
Prepaid expenses and other	278.7	213.7
Total current assets	2,921.5	2,700.9
PROPERTY, PLANT AND EQUIPMENT, net	1,442.7	1,425.3
GOODWILL	2,204.1	2,193.6
INTANGIBLE ASSETS, net	886.9	883.9
OTHER ASSETS, net	216.3	196.9
Total assets	$7,671.5	$7,400.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$164.3	$79.9
Current maturities of long-term debt	214.3	214.1
Accounts payable	365.0	312.8
Accrued excise taxes	68.2	76.7
Other accrued expenses and liabilities	625.3	614.6
Total current liabilities	1,437.1	1,298.1
LONG-TERM DEBT, less current maturities	2,481.8	2,515.8
DEFERRED INCOME TAXES	373.6	371.2
OTHER LIABILITIES	259.0	240.3
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at May 31, 2006, and February 28, 2006 (Aggregate liquidation preference of $172,951 at May 31, 2006)	-	-
Class A Common Stock, $.01 par value- Authorized, 300,000,000 shares; Issued, 204,395,792 shares at May 31, 2006, and 203,651,535 shares at February 28, 2006	2.0	2.0
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,851,138 shares at May 31, 2006, and 28,863,138 shares at February 28, 2006	0.3	0.3
Additional paid-in capital	1,174.9	1,159.4
Retained earnings	1,675.3	1,592.3
Accumulated other comprehensive income	293.7	247.4
	3,146.2	3,001.4
Less-Treasury stock-
Class A Common Stock, 4,473,638 shares at May 31, 2006, and 4,474,371 shares at February 28, 2006, at cost	(24.0)	(24.0)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2006, and February 28, 2006, at cost	(2.2)	(2.2)
	(26.2)	(26.2)
Total stockholders' equity	3,120.0	2,975.2
Total liabilities and stockholders' equity	$7,671.5	$7,400.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2006	2005

SALES	$1,430.2	$1,366.3
Less - Excise taxes	(274.3)	(269.8)
Net sales	1,155.9	1,096.5
COST OF PRODUCT SOLD	(837.3)	(790.5)
Gross profit	318.6	306.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(172.6)	(157.9)
RESTRUCTURING AND RELATED CHARGES	(2.3)	(1.9)
ACQUISITION-RELATED INTEGRATION COSTS	(0.7)	(6.4)
Operating income	143.0	139.8
EQUITY IN EARNINGS (LOSS) OF EQUITY METHOD INVESTEES	0.1	(0.5)
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENT	52.5	-
INTEREST EXPENSE, net	(48.7)	(47.3)
Income before income taxes	146.9	92.0
PROVISION FOR INCOME TAXES	(61.4)	(16.3)
NET INCOME	85.5	75.7
Dividends on preferred stock	(2.5)	(2.5)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$83.0	$73.2

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.38	$0.34
Basic - Class B Common Stock	$0.34	$0.31
Diluted	$0.36	$0.32

Weighted average common shares outstanding:
Basic - Class A Common Stock	199.571	195.564
Basic - Class B Common Stock	23.853	23.955
Diluted	240.100	238.178

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)
	For the Three Months Ended May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85.5	$75.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	26.7	27.5
Loss on disposal of business	17.3	-
Deferred tax provision	15.6	13.5
Stock-based compensation expense	3.6	-
Amortization of intangible and other assets	2.0	1.8
Loss on disposal of assets	0.3	1.4
Gain on change in fair vlaue of derivative instrument	(52.5)	-
Equity in (earnings) loss of equity method investees	(0.1)	0.5
Proceeds from early termination of derivative instruments	-	30.3
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(66.4)	8.5
Inventories	(31.3)	(113.0)
Prepaid expenses and other current assets	(10.9)	(3.6)
Accounts payable	45.4	70.1
Accrued excise taxes	(9.7)	(14.0)
Other accrued expenses and liabilities	(11.1)	(35.7)
Other, net	(7.7)	(3.0)
Total adjustments	(78.8)	(15.7)
Net cash provided by operating activities	6.7	60.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(45.1)	(31.8)
Payment of accrued earn-out amount	(1.1)	(1.6)
Proceeds from sales of businesses	28.0	17.8
Proceeds from sales of assets	0.7	92.8
Proceeds from sales of equity method investments	-	35.2
Investment in equity method investee	-	(2.3)
Other investing activities	(2.1)	-
Net cash (used in) provided by investing activities	(19.6)	110.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	83.9	46.3
Exercise of employee stock options	8.6	8.7
Excess tax benefits from share-based payment awards	1.7	-
Principal payments of long-term debt	(52.6)	(219.5)
Payment of preferred stock dividends	(2.5)	(2.5)
Net cash provided by (used in) financing activities	39.1	(167.0)

Effect of exchange rate changes on cash and cash investments	0.4	(1.5)

NET INCREASE IN CASH AND CASH INVESTMENTS	26.6	1.6
CASH AND CASH INVESTMENTS, beginning of period	10.9	17.6
CASH AND CASH INVESTMENTS, end of period	$37.5	$19.2

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006

1)	MANAGEMENT’S REPRESENTATIONS:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006. Results of operations for interim periods are not necessarily indicative of annual results.

2)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled by the Company after March 1, 2006. See Note 10 for further discussion.

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting of and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

3)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2006	February 28, 2006
(in millions)
Raw materials and supplies	$86.6	$82.4
In-process inventories	1,103.0	1,081.3
Finished case goods	561.5	540.7
	$1,751.1	$1,704.4

4)	GOODWILL:

The changes in the carrying amount of goodwill for the three months ended May 31, 2006, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in millions)
Balance, February 28, 2006	$2,034.9	$158.7	$2,193.6
Foreign currency translation adjustments	35.2	0.5	35.7
Purchase price earn-out	0.7	-	0.7
Disposal of business	(25.9)	-	(25.9)
Balance, May 31, 2006	$2,044.9	$159.2	$2,204.1

5)	INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2006		February 28, 2006
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Distributor relationships	$3.7	$3.5	$3.7	$3.6
Distribution agreements	18.9	6.5	18.9	7.0
Other	2.4	1.3	2.4	1.3
Total	$25.0	11.3	$25.0	11.9

Nonamortizable intangible assets:
Trademarks		857.2		853.6
Agency relationships		18.4		18.4
Total		875.6		872.0
Total intangible assets		$886.9		$883.9

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $0.6 million and $0.4 million for the three months ended May 31, 2006, and May 31, 2005, respectively. Estimated amortization expense for the remaining nine months of fiscal 2007 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2007	$0.9
2008	$1.2
2009	$1.2
2010	$1.1
2011	$0.9
2012	$0.8
Thereafter	$5.2

6)	BORROWINGS:

Senior credit facility -
In connection with the acquisition of The Robert Mondavi Corporation ("Robert Mondavi"), on December 22, 2004, the Company and its U.S. subsidiaries (excluding certain inactive subsidiaries), together with certain of its subsidiaries organized in foreign jurisdictions, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2004 Credit Agreement”). The 2004 Credit Agreement provides for aggregate credit facilities of $2.9 billion (subject to increase as therein provided to $3.2 billion), consisting of a $600.0 million tranche A term loan facility due in November 2010, a $1.8 billion tranche B term loan facility due in November 2011, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $60.0 million) which terminates in December 2010. Proceeds of the 2004 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the cash consideration payable in connection with its acquisition of Robert Mondavi, and to pay certain obligations of Robert Mondavi. The Company uses its revolving credit facility under the 2004 Credit Agreement for general corporate purposes, including working capital, on an as needed basis. Subsequent to May 31, 2006, the Company entered into a new senior credit facility (see Note 16).

    As of May 31, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining nine months of fiscal 2007 and for each of the five succeeding fiscal years are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2007	$-	$-	$-
2008	-	-	-
2009	101.7	14.6	116.3
2010	108.0	14.6	122.6
2011	95.3	353.1	448.4
2012	-	1,026.7	1,026.7
	$305.0	$1,409.0	$1,714.0

The rate of interest on borrowings under the 2004 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2004 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.75%. As of May 31, 2006, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The Company’s obligations are guaranteed by substantially all of its U.S. subsidiaries and by certain of its foreign subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in most of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to customary lending covenants including those restricting additional liens, the incurrence of additional indebtedness (including guarantees of indebtedness), the sale of assets, the payment of dividends, transactions with affiliates, the disposition and acquisition of property and the making of certain investments, in each case subject to numerous baskets, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum fixed charges and interest coverage ratios. As of May 31, 2006, the Company is in compliance with all of its covenants under its 2004 Credit Agreement.

As of May 31, 2006, under the 2004 Credit Agreement, the Company had outstanding tranche A term loans of $305.0 million bearing a weighted average interest rate of 6.3%, tranche B term loans of $1,409.0 million bearing a weighted average interest rate of 6.4%, revolving loans of $62.0 million bearing a weighted average interest rate of 6.3%, outstanding letters of credit of $36.8 million, and $401.2 million in revolving loans available to be drawn.

As of May 31, 2006, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the three months ended May 31, 2006, and May 31, 2005, the Company reclassified $0.8 million, net of tax effect of $0.5 million, and $0.7 million, net of tax effect of $0.5 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $210.4 million as of May 31, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2006, amounts outstanding under the foreign subsidiary credit arrangements were $128.5 million.

7)	INCOME TAXES:

The Company’s effective tax rate for the three months ended May 31, 2006, and May 31, 2005, was 41.8% and 17.7%, respectively. On May 31, 2006, the Company sold its branded bottled water business and recorded a loss of $14.1 million on the sale which resulted from a write-off of $27.7 million of non-deductible intangible assets, primarily goodwill.  The increase in the Company's effective tax rate for the three months ended May 31, 2006, was due primarily to the provision for income taxes on the sale of the branded bottled water business and the adjustments to income tax accruals of $16.2 million for the three months ended May 31, 2005, in connection with the completion of various income tax examinations.

8)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Three Months Ended May 31,
	2006	2005
(in millions)
Service cost	$0.6	$0.5
Interest cost	4.8	4.6
Expected return on plan assets	(5.4)	(4.4)
Amortization of prior service cost	0.4	-
Recognized net actuarial loss	0.1	0.8
Net periodic benefit cost	$0.5	$1.5

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Three Months Ended May 31,
	2006	2005
(in millions)
Service cost	$-	$-
Interest cost	0.1	0.1
Amortization of prior service cost	-	-
Recognized net actuarial loss	-	-
Net periodic benefit cost	$0.1	$0.1

Contributions of $2.0 million have been made by the Company to fund its defined benefit pension plans for the three months ended May 31, 2006. The Company presently anticipates contributing an additional $9.8 million to fund its defined benefit pension plans during the year ending February 28, 2007, resulting in total employer contributions of $11.8 million for the year ending February 28, 2007.

9)	EARNINGS PER COMMON SHARE:

Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of Class B Common Stock and Preferred Stock using the if converted method.

The computation of basic and diluted earnings per common share is as follows:

	For the Three Months Ended May 31,
	2006	2005
(in millions, except per share data)
Net income	$85.5	$75.7
Dividends on preferred stock	(2.5)	(2.5)
Income available to common stockholders	$83.0	$73.2

Weighted average common shares outstanding - basic:
Class A Common Stock	199.571	195.564
Class B Common Stock	23.853	23.955
Total weighted average common shares outstanding - basic	223.424	219.519
Stock options	6.693	8.676
Preferred stock	9.983	9.983
Weighted average common shares outstanding - diluted	240.100	238.178

Earnings per common share - basic:
Class A Common Stock	$0.38	$0.34
Class B Common Stock	$0.34	$0.31
Earnings per common share - diluted	$0.36	$0.32

Stock options to purchase 8.7 million and 3.7 million shares of Class A Common Stock at a weighted average price per share of $26.46 and $27.24 were outstanding during the three months ended May 31, 2006, and May 31, 2005, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.

10)	STOCK-BASED COMPENSATION:

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” for its stock-based compensation plans (described more fully below). Under SFAS No. 123(R), all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the requisite service period. On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB No. 107 guidance was taken into consideration with the implementation of SFAS No. 123(R).

Prior to March 1, 2006, the Company applied the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense was recognized for grants made to employees under the Company’s stock option plans. The Company utilized the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended.

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, the Company is required to record stock-based compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation in accordance with the provisions of SFAS No. 123(R).

Stock-based awards, primarily stock options, granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. Under APB No. 25, as the exercise price is equal to the market value of the underlying common stock on the date of grant, no compensation expense is recognized for the granting of these stock options. Under the disclosure only provisions of SFAS No. 123, for stock-based awards that specify an employee vests in the award upon retirement, the Company accounts for the compensation expense ratably over the stated vesting period. If the employee retires, becomes disabled or dies before the end of the stated vesting period, then any remaining unrecognized compensation expense is accounted for at the date of the event. The Company will continue to apply this policy for any awards granted prior to the Company’s adoption of SFAS No. 123(R) on March 1, 2006, and for the unrecognized compensation expense associated with the remaining portion of the then unvested outstanding awards. The remaining portion of the unvested outstanding awards as of February 28, 2006, is not material.

With the Company’s adoption of SFAS No. 123(R) on March 1, 2006, the Company revised its policy for recognition of compensation expense for all new stock-based awards that accelerate vesting upon retirement. Under this revised policy, compensation expense will be recognized immediately for awards granted to retirement-eligible employees or over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period.

    Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS No. 123(R), excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

As a result of the adoption of SFAS No. 123(R), for the three months ended May 31, 2006, the Company recorded $3.6 million of stock-based compensation cost in selling, general, and administrative expenses on the Company’s Consolidated Statements of Income. In addition, the Company recorded an income tax benefit of $0.9 million related to this stock-based compensation cost.  There was no compensation cost capitalized to assets for the three months ended May 31, 2006.  The following table illustrates the effect of adopting SFAS No. 123(R) for the three months ended May 31, 2006, on selected reported items ("As Reported") and what those items would have been under previous guidance under APB No. 25:

	For the Three Months Ended May 31, 2006
	As Reported	Under APB No. 25
(in millions, except per share data)
Income before income taxes	$146.9	$150.5
Net income	$85.5	$88.2
Cash flows from operating activities	$6.7	$8.4
Cash flows from financing activities	$39.1	$37.4

Earnings per common share - basic:
Class A Common Stock	$0.38	$0.39
Class B Common Stock	$0.34	$0.35
Earnings per common share - diluted	$0.36	$0.37

The following table illustrates the effect on net income and earnings per share for the three months ended May 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

For the Three Months Ended May 31, 2005
(in millions, except per share data)
Net income, as reported	$75.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.3)
Pro forma net income	$72.4

Earnings per common share - basic:
Class A Common Stock, as reported	$0.34
Class B Common Stock, as reported	$0.31

Class A Common Stock, pro forma	$0.32
Class B Common Stock, pro forma	$0.29

Earnings per common share - diluted, as reported	$0.32
Earnings per common share - diluted, pro forma	$0.30

Long-term stock incentive plan -
Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 80,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During the three months ended May 31, 2006, and May 31, 2005, no stock appreciation rights were granted. During the three months ended May 31, 2006, 514 shares of restricted Class A Common Stock were granted at a grant date fair value of $25.89 per share.  During the three months ended May 31, 2005, no shares of restricted Class A Common Stock were granted.

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

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding, February 28, 2006	23,652,958	$14.43	6.5 years
Granted	5,144,151	$25.88	9.9 years
Exercised	(732,257)	$11.64	5.5 years
Forfeited	(149,122)	$26.12	8.8 years
Options outstanding, May 31, 2006	27,915,730	$16.55	6.9 years	$242,783,907

Options exercisable, May 31, 2006	22,474,129	$14.44	6.3 years	$239,893,776

Other information pertaining to stock options is as follows:

	For the Three Months Ended May 31,
	2006	2005
Weighted average grant-date fair value of stock options granted	$10.00	$9.55
Total fair value of stock options vested	$972,275	$667,511
Total intrinsic value of stock options exercised	$10,057,737	$13,108,817

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended May 31,
	2006	2005
Expected life	5.5 years	5.0 years
Expected volatility	31.7%	31.3%
Risk-free interest rate	4.8%	4.1%
Expected dividend yield	0.0%	0.0%

For the three months ended May 31, 2006, and May 31, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the three months ended May 31, 2006, and May 31, 2005, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the three months ended May 31, 2006, and May 31, 2005, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

As of May 31, 2006, there was $44.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan. This cost is expected to be recognized in the Company's Consolidated Statements of Income over a weighted-average period of 3.8 years.

Employee stock purchase plans -
The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. No shares were purchased under this plan during the three months ended May 31, 2006, and May 31, 2005.

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During the three months ended May 31, 2006, and May 31, 2005, employees purchased 219 shares and 4,828 shares, respectively. During the three months ended May 31, 2006, and May 31, 2005, there were no purchase rights granted.

      With respect to the issuance of shares under any of the Company's stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares. The parameters of the Company's share repurchase program are not established solely with reference to the dilutive impact of issuances under any of its stock-based compensation plans. However, the Company expects that share repurchases will mitigate the dilutive impact of issuances to be made under its stock-based compensation plans.

11)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income (loss) is as follows:

	For the Three Months Ended May 31,
	2006	2005
(in millions)
Net income	$85.5	$75.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (expense) benefit of ($7.6) and $6.7, respectively	61.4	(113.4)
Cash flow hedges:
Net derivative gains, net of tax benefit of $1.1 and $7.3, respectively	(5.6)	(12.7)
Reclassification adjustments, net of tax benefit of $1.5 and $1.1, respectively	(3.2)	(2.2)
Net cash flow hedges	(8.8)	(14.9)
Minimum pension liability adjustment, net of tax benefit (expense) of $2.7 and ($1.8), respectively	(6.3)	4.1
Total comprehensive income (loss)	$131.8	$(48.5)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2006	$314.7	$31.0	$(98.3)	$247.4
Current period change	61.4	(8.8)	(6.3)	46.3
Balance, May 31, 2006	$376.1	$22.2	$(104.6)	$293.7

12)	RESTRUCTURING AND RELATED CHARGES:

For the three months ended May 31, 2006, the Company recorded $2.3 million of restructuring and related charges associated primarily with costs incurred in connection with the Company’s worldwide wine organizations announced during fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”), within the Constellation Wines segment.  Restructuring and related charges included $2.5 million of employee termination benefit costs and a credit of $0.2 million of contract termination costs. In addition, in connection with the Fiscal 2006 Plan, the Company recorded (i) $1.1 million of accelerated depreciation charges associated with the Company’s reconfiguration of certain existing assets under the plan which was recorded in the cost of product sold line and (ii) $1.6 million of other related costs which was recorded in the selling, general and administrative expenses line within the Company’s Consolidated Statements of Income. The Company recorded $1.9 million of restructuring and related charges for the three months ended May 31, 2005, associated primarily with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”).

The Company estimates that the Fiscal 2006 Plan will include (i) a total of $31.8 million of employee termination benefit costs through February 28, 2007, of which $26.6 million has been incurred through May 31, 2006, (ii) a total of $3.0 million of contract termination costs through February 28, 2007, none of which has been incurred through May 31, 2006, and (iii) a total of $9.5 million of facility consolidation and relocation costs through February 28, 2007, of which $0.1 million has been incurred through May 31, 2006. In addition, the Company expects to incur accelerated depreciation charges of $20.4 million through February 28, 2007, of which $14.5 million has been incurred through May 31, 2006. Amounts associated with the accelerated depreciation charges are recorded in cost of product sold in the Company’s Consolidated Statements of Income. Lastly, the Company expects to incur other related costs of $8.5 million through February 28, 2007, of which $1.7 million has been incurred through May 31, 2006. Amounts associated with the other related costs will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income.

In addition to the Fiscal 2006 Plan, the Company estimates that charges in connection with its realignment of business operations as previously announced in Fiscal 2004 (the “Fiscal 2004 Plan”), will include (i) a total of $10.2 million of employee termination benefit costs through February 28, 2007, of which $10.2 million has been incurred through May 31, 2006, (ii) a total of $19.2 million of contract termination costs through February 28, 2007, of which $19.2 million has been incurred through May 31, 2006, and (iii) a total of $4.7 million of facility consolidation and relocation costs through February 28, 2007, of which $4.2 million has been incurred through May 31, 2006.

Lastly, the Company estimates that the Robert Mondavi Plan will include (i) a total of $2.9 million of employee termination benefit costs through February 28, 2007, of which $2.9 million has been incurred through May 31, 2006, (ii) a total of $0.6 million of contract termination costs through February 28, 2007, of which $0.5 million has been incurred through May 31, 2006, and (iii) a total of $0.5 million of facility consolidation and relocation costs through February 28, 2007, of which $0.5 million has been incurred through May 31, 2006.

In connection with the Company’s acquisition of Robert Mondavi, the Company accrued $50.5 million of liabilities for exit costs as of the acquisition date. The balance of these purchase accounting accruals was $6.8 million and $8.1 million as of May 31, 2006, and February 28, 2006, respectively.

      The following table illustrates the changes in the restructuring liability balance since February 28, 2006:

	Employee Termination Benefit Costs	Contract Termination Costs	Facility Consolidation/ Relocation Costs	Total
(in millions)
Balance, February 28, 2006	$16.7	$8.1	$0.5	$25.3
Restructuring charges	2.5	(0.2)	-	2.3
Cash expenditures	(4.3)	(1.2)	(0.1)	(5.6)
Foreign currency adjustments	0.3	-	-	0.3
Balance, May 31, 2006	$15.2	$6.7	$0.4	$22.3

13)	ACQUISITION-RELATED INTEGRATION COSTS:

For the three months ended May 31, 2006, the Company recorded $0.7 million of acquisition-related integration costs associated with the Robert Mondavi Plan. Acquisition-related integration costs included $0.2 million of employee-related costs and $0.5 million of facilities and other one-time costs. For the three months ended May 31, 2005, the Company recorded $6.4 million of acquisition-related integration costs associated with the Robert Mondavi Plan.

14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2006, and February 28, 2006, the condensed consolidating statements of income for the three months ended May 31, 2006, and May 31, 2005, and the condensed consolidating statements of cash flows for the three months ended May 31, 2006, and May 31, 2005, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors, primarily Matthew Clark Limited and Hardy Wine Company Limited and their subsidiaries, which are included in the Constellation Wines segment (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2006
Current assets:
Cash and cash investments	$1.1	$3.5	$32.9	$-	$37.5
Accounts receivable, net	207.5	214.1	432.6	-	854.2
Inventories	37.5	999.7	726.6	(12.7)	1,751.1
Prepaid expenses and other	14.3	215.0	49.4	-	278.7
Intercompany receivable (payable)	158.3	(729.9)	571.6	-	-
Total current assets	418.7	702.4	1,813.1	(12.7)	2,921.5
Property, plant and equipment, net	34.8	733.2	674.7	-	1,442.7
Investments in subsidiaries	5,223.1	1,781.8	-	(7,004.9)	-
Goodwill	-	1,326.6	877.5	-	2,204.1
Intangible assets, net	-	548.4	338.5	-	886.9
Other assets, net	28.6	132.7	55.0	-	216.3
Total assets	$5,705.2	$5,225.1	$3,758.8	$(7,017.6)	$7,671.5

Current liabilities:
Notes payable to banks	$62.0	$-	$102.3	$-	$164.3
Current maturities of long-term debt	200.0	4.4	9.9	-	214.3
Accounts payable	6.0	100.2	258.8	-	365.0
Accrued excise taxes	10.0	30.4	27.8	-	68.2
Other accrued expenses and liabilities	204.4	212.9	211.8	(3.8)	625.3
Total current liabilities	482.4	347.9	610.6	(3.8)	1,437.1
Long-term debt, less current maturities	2,453.5	11.9	16.4	-	2,481.8
Deferred income taxes	(17.3)	368.3	22.6	-	373.6
Other liabilities	4.7	81.6	172.7	-	259.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	-	-	-	-
Class A and Class B common stock	2.3	6.4	141.6	(148.0)	2.3
Additional paid-in capital	1,174.9	2,295.2	2,573.7	(4,868.9)	1,174.9
Retained earnings	1,686.4	1,940.2	47.8	(1,999.1)	1,675.3
Accumulated other comprehensive (loss) income	(55.5)	173.6	173.4	2.2	293.7
Treasury stock	(26.2)	-	-	-	(26.2)
Total stockholders’ equity	2,781.9	4,415.4	2,936.5	(7,013.8)	3,120.0
Total liabilities and stockholders’ equity	$5,705.2	$5,225.1	$3,758.8	$(7,017.6)	$7,671.5

Condensed Consolidating Balance Sheet at February 28, 2006
Current assets:
Cash and cash investments	$0.9	$3.0	$7.0	$-	$10.9
Accounts receivable, net	233.0	196.1	342.8	-	771.9
Inventories	38.6	1,033.3	647.4	(14.9)	1,704.4
Prepaid expenses and other	13.6	150.0	45.6	4.5	213.7
Intercompany receivable (payable)	136.4	(709.4)	573.0	-	-
Total current assets	422.5	673.0	1,615.8	(10.4)	2,700.9
Property, plant and equipment, net	35.6	729.6	660.1	-	1,425.3
Investments in subsidiaries	5,197.1	1,785.3	-	(6,982.4)	-
Goodwill	-	1,325.1	868.5	-	2,193.6
Intangible assets, net	-	549.8	334.1	-	883.9
Other assets, net	24.9	118.2	53.8	-	196.9
Total assets	$5,680.1	$5,181.0	$3,532.3	$(6,992.8)	$7,400.6

Current liabilities:
Notes payable to banks	$54.5	$-	$25.4	$-	$79.9
Current maturities of long-term debt	200.1	4.6	9.4	-	214.1
Accounts payable	4.4	123.6	184.8	-	312.8
Accrued excise taxes	15.6	42.8	18.3	-	76.7
Other accrued expenses and liabilities	230.6	163.9	220.4	(0.3)	614.6
Total current liabilities	505.2	334.9	458.3	(0.3)	1,298.1
Long-term debt, less current maturities	2,485.5	12.8	17.5	-	2,515.8
Deferred income taxes	(12.8)	359.9	24.1	-	371.2
Other liabilities	5.4	70.3	164.6	-	240.3
Stockholders’ equity:
Preferred stock	-	-	-	-	-
Class A and Class B common stock	2.3	6.4	141.6	(148.0)	2.3
Additional paid-in capital	1,159.4	2,302.0	2,498.7	(4,800.7)	1,159.4
Retained earnings	1,606.0	1,934.9	98.7	(2,047.3)	1,592.3
Accumulated other comprehensive (loss) income	(44.7)	159.8	128.8	3.5	247.4
Treasury stock	(26.2)	-	-	-	(26.2)
Total stockholders’ equity	2,696.8	4,403.1	2,867.8	(6,992.5)	2,975.2
Total liabilities and stockholders’ equity	$5,680.1	$5,181.0	$3,532.3	$(6,992.8)	$7,400.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2006
Sales	$319.7	$746.8	$634.5	$(270.8)	$1,430.2
Less - excise taxes	(37.2)	(112.8)	(124.3)	-	(274.3)
Net sales	282.5	634.0	510.2	(270.8)	1,155.9
Cost of product sold	(219.0)	(457.5)	(435.5)	274.7	(837.3)
Gross profit	63.5	176.5	74.7	3.9	318.6
Selling, general and administrative expenses	(46.2)	(62.8)	(63.6)	-	(172.6)
Restructuring and related charges	-	(2.3)	-	-	(2.3)
Acquisition-related integration costs	-	(0.7)	-	-	(0.7)
Operating income	17.3	110.7	11.1	3.9	143.0
Equity in earnings (loss) of equity method investees and subsidiaries	90.9	(4.0)	0.6	(87.4)	0.1
Gain on change in fair value of derivative instrument	-	52.5	-	-	52.5
Interest (expense) income, net	(21.5)	(35.3)	8.1	-	(48.7)
Income before income taxes	86.7	123.9	19.8	(83.5)	146.9
Provision for income taxes	(3.8)	(50.4)	(6.0)	(1.2)	(61.4)
Net income	82.9	73.5	13.8	(84.7)	85.5
Dividends on preferred stock	(2.5)	-	-	-	(2.5)
Income available to common stockholders	$80.4	$73.5	$13.8	$(84.7)	$83.0

Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2005
Sales	$248.0	$701.8	$670.7	$(254.2)	$1,366.3
Less - excise taxes	(33.4)	(110.1)	(126.3)	-	(269.8)
Net sales	214.6	591.7	544.4	(254.2)	1,096.5
Cost of product sold	(176.6)	(419.5)	(448.2)	253.8	(790.5)
Gross profit	38.0	172.2	96.2	(0.4)	306.0
Selling, general and administrative expenses	(38.0)	(62.1)	(57.8)	-	(157.9)
Restructuring and related charges	-	(1.2)	(0.7)	-	(1.9)
Acquisition-related integration costs	-	(6.4)	-	-	(6.4)
Operating (loss) income	-	102.5	37.7	(0.4)	139.8
Equity in earnings (loss) of equity method investees and subsidiaries	36.0	22.1	(1.0)	(57.6)	(0.5)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest income (expense), net	36.8	(75.4)	(8.7)	-	(47.3)
Income before income taxes	72.8	49.2	28.0	(58.0)	92.0
Benefit from (provision for) income taxes	3.2	(10.7)	(8.9)	0.1	(16.3)
Net income	76.0	38.5	19.1	(57.9)	75.7
Dividends on preferred stock	(2.5)	-	-	-	(2.5)
Income available to common stockholders	$73.5	$38.5	$19.1	$(57.9)	$73.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2006
Net cash (used in) provided by operating activities	$(19.7)	$8.9	$17.5	$-	$6.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.5)	(13.2)	(31.4)	-	(45.1)
Payment of accrued earn-out amount	-	(1.1)	-	-	(1.1)
Proceeds from sales of businesses	-	-	28.0	-	28.0
Proceeds from sales of assets	-	-	0.7	-	0.7
Proceeds from sales of equity method investments	-	-	-	-	-
Investment in equity method investee	-	-	-	-	-
Other investing activities	-	(2.1)	-	-	(2.1)
Net cash (used in) provided by investing activities	(0.5)	(16.4)	(2.7)	-	(19.6)

Cash flows from financing activities:
Intercompany financings, net	55.1	9.3	(64.4)	-	-
Net proceeds from notes payable	7.5	-	76.4	-	83.9
Exercise of employee stock options	8.6	-	-	-	8.6
Excess tax benefits from share-based payment awards	1.7	-	-	-	1.7
Principal payments of long-term debt	(50.0)	(1.4)	(1.2)	-	(52.6)
Payment of preferred stock dividends	(2.5)	-	-	-	(2.5)
Net cash provided by (used in) financing activities	20.4	7.9	10.8	-	39.1

Effect of exchange rate changes on cash and cash investments	-	0.1	0.3	-	0.4

Net increase (decrease) in cash and cash investments	0.2	0.5	25.9	-	26.6
Cash and cash investments, beginning of period	0.9	3.0	7.0	-	10.9
Cash and cash investments, end of period	$1.1	$3.5	$32.9	$-	$37.5

Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2005
Net cash (used in) provided by operating activities	$(9.7)	$110.0	$(40.3)	$-	$60.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.2)	(10.9)	(19.7)	-	(31.8)
Payment of accrued earn-out amount	-	(1.6)	-	-	(1.6)
Proceeds from sales of businesses	-	17.8	-	-	17.8
Proceeds from sales of assets	-	92.5	0.3	-	92.8
Proceeds from sales of equity method investments	-	35.2	-	-	35.2
Investment in equity method investee	-	-	(2.3)	-	(2.3)
Other investing activities	-	-	-	-	-
Net cash (used in) provided by investing activities	(1.2)	133.0	(21.7)	-	110.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	183.6	(240.3)	56.7	-	-
Net proceeds from notes payable	40.0	-	6.3	-	46.3
Exercise of employee stock options	8.7	-	-	-	8.7
Excess tax benefits from share-based payment awards	-	-	-	-	-
Principal payments of long-term debt	(215.0)	(3.6)	(0.9)	-	(219.5)
Payment of preferred stock dividends	(2.5)	-	-	-	(2.5)
Net cash provided by (used in) financing activities	14.8	(243.9)	62.1	-	(167.0)

Effect of exchange rate changes on cash and cash investments	-	(0.3)	(1.2)	-	(1.5)

Net increase (decrease) in cash and cash investments	3.9	(1.2)	(1.1)	-	1.6
Cash and cash investments, beginning of period	-	10.1	7.5	-	17.6
Cash and cash investments, end of period	$3.9	$8.9	$6.4	$-	$19.2

15)	BUSINESS SEGMENT INFORMATION:

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

For the three months ended May 31, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the loss on sale of the Company’s branded bottled water business of $14.1 million; restructuring and related charges and other costs associated primarily with the Fiscal 2006 Plan of $2.3 million and $1.5 million, respectively; the flow through of adverse grape cost (as described below) associated with the Robert Mondavi acquisition of $1.5 million; accelerated depreciation costs in connection with the Fiscal 2006 Plan of $1.1 million; and acquisition-related integration costs and the flow through of inventory step-up associated primarily with the Robert Mondavi acquisition of $0.7 million and $0.6 million, respectively. For the three months ended May 31, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of adverse grape cost (as described below), acquisition-related integration costs, the flow through of inventory step-up, and restructuring and related charges associated with the Robert Mondavi acquisition of $7.6 million, $6.4 million, $2.0 million and $1.9 million, respectively. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and include the recently adopted accounting pronouncements described in Note 2 herein. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

Segment information is as follows:

	For the Three Months Ended May 31,
	2006	2005
(in millions)
Constellation Wines:
Net sales:
Branded wine	$517.2	$495.4
Wholesale and other	247.3	255.2
Net sales	$764.5	$750.6
Segment operating income	$96.2	$96.0
Equity in earnings (loss) of equity method investees	$0.1	$(0.5)
Long-lived assets	$1,334.7	$1,352.8
Investment in equity method investees	$152.5	$212.9
Total assets	$6,693.3	$6,613.6
Capital expenditures	$43.5	$30.3
Depreciation and amortization	$24.1	$24.9

Constellation Beers and Spirits:
Net sales:
Imported beers	$308.1	$260.4
Spirits	83.3	85.5
Net sales	$391.4	$345.9
Segment operating income	$82.8	$76.0
Long-lived assets	$95.6	$81.7
Total assets	$903.1	$828.5
Capital expenditures	$1.4	$0.8
Depreciation and amortization	$2.8	$2.6

	For the Three Months Ended May 31,
	2006	2005
(in millions)
Corporate Operations and Other:
Net sales	$-	$-
Segment operating loss	$(14.2)	$(14.3)
Long-lived assets	$12.4	$15.0
Total assets	$75.1	$59.3
Capital expenditures	$0.2	$0.7
Depreciation and amortization	$1.8	$1.8

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(21.8)	$(17.9)

Consolidated:
Net sales	$1,155.9	$1,096.5
Operating income	$143.0	$139.8
Equity in earnings (loss) of equity method investees	$0.1	$(0.5)
Long-lived assets	$1,442.7	$1,449.5
Investment in equity method investees	$152.5	$212.9
Total assets	$7,671.5	$7,501.4
Capital expenditures	$45.1	$31.8
Depreciation and amortization	$28.7	$29.3

16)	SUBSEQUENT EVENTS:

Acquisition of Vincor -
On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor is the world’s eighth largest producer and distributor of wine and related products by revenue and is Canada’s largest producer and marketer of wine. Vincor, based in Mississauga, Ontario, Canada, is also one of the largest wine importers, marketers and distributors in the U.K. In connection with the production of its products, Vincor owns, operates and has interests in certain wineries and controls certain vineyards. Vincor produces, markets and sells premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, Vincor sources, markets and sells premium wines from South Africa. Some of Vincor’s well-known premium brands include Inniskillin, Jackson-Triggs, Sumac Ridge, Hawthorne Mountain, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

The acquisition of Vincor supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic regions to capitalize on the overall growth in the wine industry. In addition to complementing the Company's current operations in the U.S., U.K., Australia and New Zealand, the acquisition of Vincor increases the Company's global presence by adding Canada as another core market.  In addition, the acquisition of Vincor makes the Company the largest wine company in Canada and strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company expects to incur direct acquisition costs of approximately $11.5 million. At closing, the Company also repaid certain outstanding indebtedness of Vincor of $312.7 million. The purchase price was financed with borrowings under the Company’s 2006 Credit Agreement (as defined below). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The results of operations of the Vincor business will be included in the Consolidated Statements of Income beginning on the date of acquisition. The purchase price allocation, including the third-party appraisal, is in process.

2006 Credit Agreement -
In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3.5 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $500 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011.

As of June 5, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for the remainder of fiscal 2007 and for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2007	$90.0	$9.0	$99.0
2008	180.0	18.0	198.0
2009	210.0	18.0	228.0
2010	270.0	18.0	288.0
2011	300.0	18.0	318.0
2012	150.0	18.0	168.0
Thereafter	-	1,701.0	1,701.0
	$1,200.0	$1,800.0	$3,000.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.50%. The initial LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The Company’s obligations are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2006 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidtions, disposition or acquisition of property, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum interest and fixed charge coverage ratios.

The Company used the proceeds of borrowings under the 2006 Credit Agreement to repay the outstanding obligations under its 2004 Credit Agreement (as defined above), to fund the acquisition of Vincor and to repay certain indebtedness of Vincor.  The Company intends to use the remaining availability under the 2006 Credit Agreement to fund its working capital needs on an ongoing basis.

As of June 5, 2006, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.2 billion bearing an interest rate of 6.5%, tranche B term loans of $1.8 billion bearing an interest rate of 6.8%, revolving loans of $187.5 million bearing an interest rate of 6.3%, outstanding letters of credit of $76.0 million, and $236.5 million in revolving loans available to be drawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, imported beer and spirits categories. The Company has the largest wine business in the world and is the largest multi-category (wine, imported beer and spirits) supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom (“U.K.”). In addition, with the acquisition of Vincor (as defined below), the Company is the largest producer and marketer of wine in Canada.

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

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s five core markets (U.S., Canada, U.K., Australia and New Zealand) within the Company’s three geographic regions (North America, Europe and Australia/New Zealand). Within North America, the Company offers a wide range of beverage alcohol products across the branded wine, imported beers and spirits categories in the U.S. and is the largest producer and marketer of branded wines in Canada. In Europe, the Company leverages its position as the largest wine supplier in the U.K. In addition, the Company leverages its U.K. wholesale business as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products primarily to large national on-premise accounts. Within Australia/New Zealand, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest producers of wine in Australia and New Zealand.

The Company remains committed to its long-term financial model of growing sales (both through acquisitions and organically), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

The environment for the Company’s products is competitive in each of the Company’s core markets, due, in part, to industry and retail consolidation. Specifically, in the U.K. and Australia, the market for branded wine continues to be challenging; furthermore, retailer consolidation is contributing to increased competition and promotional activities among suppliers. Competition in the U.S. beers and spirits markets is normally intense, with domestic and imported beer producers increasing brand spending in an effort to gain market share.

Additionally, the supply of certain raw materials, particularly grapes, as well as consumer demand, can affect the overall competitive environment. Two years of lighter than expected California grape harvests in calendar 2004 and 2003, combined with a reduction in wine grape acreage in California, brought the U.S. grape supply more into balance with demand during calendar 2005. This led to an overall firming of the pricing of wine grape varietals from California. The calendar 2005 California grape harvest was substantially larger than the prior year; however, following two years of lighter harvests, the Company does not currently expect the balance between supply and demand to change significantly. Two years of record Australian grape harvests in calendar 2004 and 2005 have contributed to an oversupply of Australian grapes, particularly for certain red varietals. This has led to an overall reduction in grape costs for these varietals, which may affect markets for Australian wines around the world. Although the final calendar 2006 Australian grape harvest report is not yet available, all indications are that the harvest will be slightly lower than the prior year’s harvest. However, following two years of record harvests, this is not expected to have a significant impact on the current oversupply position.

For the three months ended May 31, 2006 (“First Quarter 2007”), the Company’s net sales increased 5% over the three months ended May 31, 2005 (“First Quarter 2006”), primarily from increases in imported beer net sales and branded wine net sales. Operating income increased 2% over the comparable prior year period as increased acquisition-related integration costs, restructuring and related charges and unusual costs combined with the recognition of stock-based compensation expense for the first time in First Quarter 2007 due to the Company’s March 1, 2006, adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” adversely affected operating income growth for the period. Net income increased 13% over the comparable prior year period primarily as a result of a gain on change in fair value of a derivative instrument entered into in connection with the acquisition of Vincor, partially offset by increased provision for income taxes resulting from the sale of the branded bottled water business in First Quarter 2007 and the First Quarter 2006 decrease in provision for income taxes resulting from the adjustment to income tax accruals in connection with the completion of various income tax examinations.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for First Quarter 2007 compared to First Quarter 2006 and (ii) financial liquidity and capital resources for First Quarter 2007. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2007 (“Fiscal 2007”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (“Fiscal 2006”).

Recent Developments

On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor, based in Mississauga, Ontario, Canada, is the world’s eighth largest producer and distributor of wine and related products by revenue and is Canada’s largest producer and marketer of wine. Vincor is also one of the largest wine importers, marketers and distributors in the U.K. In connection with the production of its products, Vincor owns, operates and has interests in certain wineries and controls certain vineyards. Vincor produces, markets and sells premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, Vincor sources, markets and sells premium wines from South Africa. Some of Vincor’s well-known premium brands include Inniskillin, Jackson-Triggs, Sumac Ridge, Hawthorne Mountain, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

The acquisition of Vincor supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic regions to capitalize on the overall growth in the wine industry. In addition to complementing the Company’s current operations in the U.S., U.K., Australia and New Zealand, the acquisition of Vincor increases the Company’s global presence by adding Canada as another core market. In addition, the acquisition of Vincor makes the Company the largest wine company in Canada and strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company expects to incur direct acquisition costs of approximately $11.5 million. At closing, the Company also repaid certain outstanding indebtedness of Vincor of $312.7 million, resulting in a total transaction value of $1,440.0 million. The purchase price was financed with borrowings under the Company’s 2006 Credit Agreement (as defined below).

The results of operations of the Vincor business will be reported in the Constellation Wines segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Vincor is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up, the write-off of bank fees related to the repayment of the Company’s 2004 Credit Agreement (as discussed below), restructuring, integration and related charges, and interest expense associated with the 2006 Credit Agreement.

Results of Operations

First Quarter 2007 Compared to First Quarter 2006

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for First Quarter 2007 and First Quarter 2006.

	First Quarter 2007 Compared to First Quarter 2006
	Net Sales
	2007	2006	% Increase / (Decrease)
Constellation Wines:
Branded wine	$517.2	$495.4	4%
Wholesale and other	247.3	255.2	(3)%
Constellation Wines net sales	$764.5	$750.6	2%
Constellation Beers and Spirits:
Imported beers	$308.1	$260.4	18%
Spirits	83.3	85.5	(3)%
Constellation Beers and Spirits net sales	$391.4	$345.9	13%
Consolidated Net Sales	$1,155.9	$1,096.5	5%

Net sales for First Quarter 2007 increased to $1,155.9 million from $1,096.5 million for First Quarter 2006, an increase of $59.4 million, or 5%. This increase resulted primarily from an increase in imported beer net sales of $47.7 million and branded wine net sales of $30.7 million (on a constant currency basis), partially offset by an unfavorable foreign currency impact of $20.4 million.

Constellation Wines

Net sales for Constellation Wines increased to $764.5 million for First Quarter 2007 from $750.6 million in First Quarter 2006, an increase of $13.9 million, or 2%. Branded wine net sales increased $21.8 million primarily due to increased net sales for North America (primarily the U.S.), partially offset by decreased net sales for both Europe and Australia/New Zealand. The increase in net sales for the U.S. was driven by both volume gains and higher average selling prices as the consumer continues to trade up to higher priced premium wines. The decrease in net sales for Europe and Australia/New Zealand resulted primarily from an unfavorable foreign currency impact, a reduction in retailer inventory levels during First Quarter 2007 in the U.K. and increased promotional activities, reflecting, in part, the effects of retailer consolidation in the U.K. and Australia/New Zealand and an oversupply of Australian wine. Wholesale and other net sales decreased $7.9 million due to an unfavorable foreign currency impact of $11.5 million.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $391.4 million for First Quarter 2007 from $345.9 million for First Quarter 2006, an increase of $45.5 million, or 13.2%. This increase resulted primarily from an increase in imported beers net sales of $47.7 million. The growth in imported beers net sales is due primarily to volume growth in the Company’s Mexican beer portfolio.

Gross Profit

The Company’s gross profit increased to $318.6 million for First Quarter 2007 from $306.0 million for First Quarter 2006, an increase of $12.6 million, or 4%. The Constellation Wines segment’s gross profit decreased $1.2 million primarily from the decrease in sales for Australia/New Zealand and Europe, a sales mix shift toward lower margin products for those same regions and a late March 2006 increase in duty costs in the U.K., partially offset by the increased sales for the U.S. branded wine business. The Constellation Beers and Spirits segment’s gross profit increased $7.5 million primarily due to the volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer product costs and transportation costs. However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $6.4 million in First Quarter 2007 versus First Quarter 2006. This decrease resulted from decreased flow through of adverse grape cost and inventory step-up associated with the acquisition of The Robert Mondavi Corporation (“Robert Mondavi”) of $6.1 million and $1.4 million, respectively, partially offset by increased accelerated depreciation costs associated with the Fiscal 2006 Plan (as defined below in Restructuring and Related Charges) of $1.1 million. Gross profit as a percent of net sales decreased to 27.6% for First Quarter 2007 from 27.9% for First Quarter 2006 primarily as a result of the factors discussed above.

The Company expects transportation costs to continue to impact the Company’s gross margin. However, the Company is addressing this matter by continuing its evaluation and implementation of price increases on a market by market basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $172.6 million for First Quarter 2007 from $157.9 million for First Quarter 2006, an increase of $14.7 million, or 9%. This increase is due primarily to a $14.1 million loss on the sale of the Company’s branded bottled water business and the recognition of $3.6 million of stock-based compensation expense, partially offset by a decrease in other general and administrative expenses within the Constellation Wines and Corporate segments. The $14.1 million loss on the sale of the Company's branded bottled water business resulted from the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill.  The Constellation Wines segment’s selling, general and administrative expenses decreased $1.3 million due primarily to lower advertising expenses and general and administrative expenses, partially offset by increased selling expenses in the U.S. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased slightly as increased selling expenses and general and administrative expenses were partially offset by lower advertising expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses were comparable with the prior period. Selling, general and administrative expenses as a percent of net sales increased to 14.9% for First Quarter 2007 as compared to 14.4% for First Quarter 2006 primarily due to the loss on the sale of the Company’s branded bottled water business and the recognition of stock-based compensation expense.

Restructuring and Related Charges

The Company recorded $2.3 million of restructuring and related charges for First Quarter 2007 associated primarily with the Company's worldwide wine reorganizations announced during fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”), within the Constellation Wines segment. Restructuring and related charges included $2.5 million of employee termination benefit costs and a credit of $0.2 million of contract termination costs In addition, in connection with the Fiscal 2006 Plan, the Company recorded (i) $1.1 million of accelerated depreciation charges associated with the Company’s reconfiguration of certain existing assets under such plan which were recorded in the cost of product sold line and (ii) $1.6 million of other related costs which were recorded in the selling, general and administrative expenses line. The Company recorded $1.9 million of restructuring and related charges for First Quarter 2006 associated primarily with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”).

For Fiscal 2007, with respect to previously announced restructuring plans, primarily the Fiscal 2006 Plan, the Company expects to incur total restructuring and related charges of $21.3 million. In addition, with respect to the Fiscal 2006 Plan, the Company expects to incur total accelerated depreciation charges and other related costs for Fiscal 2007 of $7.0 million and $8.0 million, respectively.

Acquisition-Related Integration Costs

Acquisition-related integration costs decreased to $0.7 million for First Quarter 2007 from $6.4 million for First Quarter 2006, a decrease of $5.7 million, or (89%). Acquisition-related integration costs consist of costs recorded in connection with the Robert Mondavi Plan. For Fiscal 2007, with respect to the Robert Mondavi Plan, the Company expects to incur total acquisition-related integration costs of $1.0 million.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for First Quarter 2007 and First Quarter 2006.

	First Quarter 2007 Compared to First Quarter 2006
	Operating Income (Loss)
	2007	2006	% Increase
Constellation Wines	$96.1	$96.0	-
Constellation Beers and Spirits	82.8	76.0	9%
Corporate Operations and Other	(14.2)	(14.3)	-
Total Reportable Segments	164.7	157.7	4%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(21.7)	(17.9)	21%
Consolidated Operating Income	$143.0	$139.8	2%

As a result of the factors discussed above, consolidated operating income increased to $143.0 million for First Quarter 2007 from $139.8 million for First Quarter 2006, an increase of $3.2 million, or 2%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $21.7 million for First Quarter 2007 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent loss on sale of the branded bottled water business of $14.1 million, restructuring and related charges and other related costs associated primarily with the Fiscal 2006 Plan of $2.3 million and $1.4 million, respectively; the flow through of adverse grape cost, acquisition-related integration costs and the flow through of inventory step-up associated with the Company’s acquisition of Robert Mondavi of $1.5 million, $0.7 million, and $0.6 million, respectively; and accelerated depreciation associated with the Fiscal 2006 Plan of $1.1 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $17.9 million for First Quarter 2006 represent adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated with the Company’s acquisition of Robert Mondavi of $7.6 million, $6.4 million and $2.0 million, respectively, and restructuring and related charges of $1.9 million associated primarily with the Robert Mondavi Plan.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings (losses) of equity method investees increased slightly to $0.1 million in First Quarter 2007 from a loss of ($0.5) million in First Quarter 2006, an increase of $0.6 million.

Gain on Change in Fair Value of Derivative Instrument

In April 2006, the Company entered into a foreign currency forward contract in connection with the acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. As of May 31, 2006, this derivative instrument had a fair value of $52.5 million. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the derivative was recorded on the balance sheet at its fair value with the change in the fair value recognized separately on the Company’s Consolidated Statements of Income.

In the second quarter of fiscal 2007, the Company will record an additional gain of $2.6 million related to the settlement of the foreign currency forward contract entered into in conjunction with the acquisition of Vincor.

Interest Expense, Net

Interest expense, net of interest income of $0.9 million for First Quarter 2007 and First Quarter 2006, increased slightly to $48.7 million for First Quarter 2007 from $47.3 million for First Quarter 2006, an increase of $1.4 million, or 3%. The increase resulted from slightly higher average borrowing rates and average borrowings in First Quarter 2007.

Provision for Income Taxes

The Company’s effective tax rate increased to 41.8% for First Quarter 2007 from 17.7% for First Quarter 2006, an increase of 24.1%. In First Quarter 2007, the Company sold its branded bottled water business that resulted in the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill. The increase in the Company’s effective tax rate for First Quarter 2007 was due primarily to the provision for income taxes on the sale of the branded bottled water business and the First Quarter 2006 adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations.

Net Income

As a result of the above factors, net income increased to $85.5 million for First Quarter 2007 from $75.7 million for First Quarter 2006, an increase of $9.8 million, or 12.9%.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, preferred stock dividend payment requirements, and anticipated capital expenditure requirements for both its short-term and long-term capital needs. In addition, the Company intends to utilize cash provided by operating activities and financing activities to repurchase shares under the Company’s share repurchase program (see below) during Fiscal 2007.

First Quarter 2007 Cash Flows

Operating Activities

Net cash provided by operating activities for First Quarter 2007 was $6.7 million, which resulted from $85.5 million of net income, plus $12.9 million of net non-cash items charged to the Consolidated Statement of Income, less $91.7 million representing the net change in the Company’s operating assets and liabilities.

The net non-cash items consisted primarily of depreciation of property, plant and equipment, the loss on the sale of the branded bottled water business and the deferred tax provision, partially offset by the gain on change in fair value of derivative instrument. The net change in operating assets and liabilities resulted primarily from seasonal increases in accounts receivable and inventories, partially offset by a decrease in accounts payable.

Investing Activities

Net cash used in investing activities for First Quarter 2007 was $19.6 million, which resulted primarily from $45.1 million of capital expenditures offset by $28.0 million of net proceeds from sale of the branded bottle water business.

Financing Activities

Net cash provided by financing activities for First Quarter 2007 was $39.1 million resulting primarily from net proceeds of $83.9 million from notes payable, partially offset by principal payments of long-term debt of $52.6 million.

Share Repurchase Program

During February 2006, the Company’s Board of Directors replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. As of July 10, 2006, no additional shares were repurchased under the replenished program.

Debt

Total debt outstanding as of May 31, 2006, amounted to $2,860.4 million, an increase of $50.6 million from February 28, 2006. The ratio of total debt to total capitalization decreased to 47.8% as of May 31, 2006, from 48.6% as of February 28, 2006.

Senior Credit Facilities

2004 Credit Agreement

As of May 31, 2006, under the 2004 Credit Agreement (as defined below), the Company had outstanding tranche A term loans of $305.0 million bearing a weighted average interest rate of 6.3%, tranche B term loans of $1,409.0 million bearing a weighted average interest rate of 6.4%, revolving loans of $62.0 million bearing a weighted average interest rate of 6.3%, outstanding letters of credit of $36.8 million, and $401.2 million in revolving loans available to be drawn. The 2004 Credit Agreement was a senior credit facility originally entered into between the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions on December 22, 2004 (the “2004 Credit Agreement”).

2006 Credit Agreement

In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3.5 billion consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $500.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates in June 2011.

As of June 5, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for the remainder of fiscal 2007 and for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2007	$90.0	$9.0	$99.0
2008	180.0	18.0	198.0
2009	210.0	18.0	228.0
2010	270.0	18.0	288.0
2011	300.0	18.0	318.0
2012	150.0	18.0	168.0
Thereafter	-	1,701.0	1,701.0
	$1,200.0	$1,800.0	$3,000.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) and, with respect to LIBOR borrowings, ranges between 1.00% and 1.50%. The initial LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The Company’s obligations are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2006 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, disposition or acquisition of property, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to maximum total debt and senior debt coverage ratios and minimum interest and fixed charge coverage ratios.

The Company used the proceeds of borrowings under the 2006 Credit Agreement to repay the outstanding obligations under its 2004 Credit Agreement (as defined above), to fund the acquisition of Vincor and to repay certain indebtedness of Vincor.  The Company intends to use the remaining availability under the 2006 Credit Agreement to fund its working capital needs on an ongoing basis.

As of June 5, 2006, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.2 billion bearing an interest rate of 6.5%, tranche B term loans of $1.8 billion bearing an interest rate of 6.8%, revolving loans of $187.5 million bearing an interest rate of 6.3%, outstanding letters of credit of $76.0 million, and $236.5 million in revolving loans available to be drawn.

As of May 31, 2006, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For First Quarter 2007 and First Quarter 2006, the Company reclassified $0.8 million, net of tax effect of $0.5 million, and $0.7 million, net of tax effect of $0.5 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign Subsidiary Facilities

The Company has additional credit arrangements available totaling $208.7 million as of May 31, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2006, amounts outstanding under the foreign subsidiary credit arrangements were $128.5 million.

Senior Notes

As of May 31, 2006, the Company had outstanding $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “Senior Notes”). The Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

As of May 31, 2006, the Company had outstanding £1.0 million ($1.9 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of May 31, 2006, the Company had outstanding £154.0 million ($287.6 million, net of $0.3 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of May 31, 2006, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

As of May 31, 2006, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

Contractual Obligations and Commitments

As noted above, on June 5, 2006, the Company drew down $3.0 billion in term loan debt and $187.5 million in revolver borrowings under the 2006 Credit Agreement. The following table provides the payments due by period for the amounts drawn down on the 2006 Credit Agreement as if it had been in place as of May 31, 2006:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Notes payable to banks	$187.5	$187.5	$-	$-	$-
Long-term debt (excluding unamortized discount)	$3,000.0	$99.0	$426.0	$606.0	$1,869.0

Information Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including the statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s expected restructuring and related charges, accelerated depreciation charges and other related costs, and acquisition-related integration costs, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the following risks and uncertainties: the Company’s restructuring and related charges, accelerated depreciation charges and other related costs, and acquisition-related integration costs may exceed current expectations. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

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

    Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2006, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of May 31, 2006, and May 31, 2005, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,636.3 million and $675.0 million, respectively. Approximately 80% of the Company’s total exposures were hedged as of May 31, 2006. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2006, and May 31, 2005, the fair value of open foreign exchange contracts would have been increased by $27.2 million and decreased by $69.1 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,017.5 million and $1,019.8 million as of May 31, 2006, and May 31, 2005, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2006, and May 31, 2005, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $31.3 million and $37.9 million, respectively.

As of May 31, 2006, and May 31, 2005, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of May 31, 2006, and May 31, 2005, would have increased the fair value of the interest rate swaps by $41.0 million and $43.4 million, respectively.

In addition to the $1,017.5 million and $1,019.8 million estimated fair value of fixed rate debt outstanding as of May 31, 2006, and May 31, 2005, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of May 31, 2006, and May 31, 2005, of $1,890.3 million and $2,141.1 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of May 31, 2006, and May 31, 2005, is $18.9 million and $21.4 million, respectively. Subsequent to May 31, 2006, the Company entered into the 2006 Credit Agreement. Consequently, as of June 5, 2006, the Company had variable rate debt outstanding (primarily LIBOR based) of $3,301.8 million. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of June 5, 2006, is $33.0 million.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 1 - 31, 2006	-	$-	-	$100,000,000
April 1 - 30, 2006	-	-	-	100,000,000
May 1 - 31, 2006	-	-	-	100,000,000
Total	-	$-	-	$100,000,000

(1) In June 1998, the Company’s Board of Directors authorized the repurchase from time to time of up to $100.0 million of the Company’s Class A and Class B Common Stock. During February 2006, the Company announced that its Board of Directors had replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A and Class B Common Stock. The program does not have a specified expiration date. The Company did not repurchase any shares under this program during the period March 1, 2006, through and including May 31, 2006.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 41 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: July 10, 2006	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: July 10, 2006	By:	/s/ Thomas S. Summer
Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS
Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
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

2.3
Arrangement Agreement dated April 2, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 2, 2006 and incorporated herein by reference).

2.4	Amending Agreement, dated as of April 21, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed herewith).
(3)	Articles of Incorporation and By-Laws.
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

4.25
Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.26
Certificate of Designations of 5.75% Series A Mandatory Convertible Preferred Stock of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005 and incorporated herein by reference).

4.27
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

(10)	Material contracts.
10.1	2007 Fiscal Year Award Program for Executive Officers to the Company’s Annual Management Incentive Plan (filed herewith). (2) (3)
10.2
Description of Compensation Arrangements for Certain Executive Officers (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference). (2)

10.3
Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

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