Form 10-Q
period 2006-08-31
CONSTELLATION BRANDS, INC.
filed 2006-10-10
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2006 is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	209,579,608
Class B Common Stock, Par Value $.01 Per Share	23,843,338

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements.  For further information regarding such forward-looking statements, risks and uncertainties, please see "Information Regarding Forward-Looking Statements" under Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" under Part II - Item 1A of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31,	February 28,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash investments	$42.2	$10.9
Accounts receivable, net	1,022.4	771.9
Inventories	1,926.2	1,704.4
Prepaid expenses and other	281.8	213.7
Total current assets	3,272.6	2,700.9
PROPERTY, PLANT AND EQUIPMENT, net	1,698.1	1,425.3
GOODWILL	3,085.3	2,193.6
INTANGIBLE ASSETS, net	1,151.4	883.9
OTHER ASSETS, net	241.3	196.9
Total assets	$9,448.7	$7,400.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$313.3	$79.9
Current maturities of long-term debt	15.4	214.1
Accounts payable	420.3	312.8
Accrued excise taxes	80.8	76.7
Other accrued expenses and liabilities	738.0	614.6
Total current liabilities	1,567.8	1,298.1
LONG-TERM DEBT, less current maturities	3,987.7	2,515.8
DEFERRED INCOME TAXES	453.6	371.2
OTHER LIABILITIES	272.6	240.3
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, 170,500 shares at August 31, 2006, and February 28, 2006 (Aggregate liquidation preference of $172,941 at August 31, 2006)	-	-
Class A Common Stock, $.01 par value- Authorized, 300,000,000 shares; Issued, 206,751,772 shares at August 31, 2006, and 203,651,535 shares at February 28, 2006	2.1	2.0
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,850,638 shares at August 31, 2006, and 28,863,138 shares at February 28, 2006	0.3	0.3
Additional paid-in capital	1,215.9	1,159.4
Retained earnings	1,741.3	1,592.3
Accumulated other comprehensive income	314.6	247.4
	3,274.2	3,001.4
Less-Treasury stock-
Class A Common Stock, 7,520,279 shares at August 31, 2006, and 4,474,371 shares at February 28, 2006, at cost	(105.0)	(24.0)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2006, and February 28, 2006, at cost	(2.2)	(2.2)
	(107.2)	(26.2)
Total stockholders' equity	3,167.0	2,975.2
Total liabilities and stockholders' equity	$9,448.7	$7,400.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005

SALES	$3,145.1	$2,835.0	$1,714.9	$1,468.7
Less - Excise taxes	(571.7)	(546.5)	(297.4)	(276.7)
Net sales	2,573.4	2,288.5	1,417.5	1,192.0
COST OF PRODUCT SOLD	(1,840.0)	(1,634.5)	(1,002.7)	(844.0)
Gross profit	733.4	654.0	414.8	348.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(377.0)	(321.6)	(204.4)	(163.7)
RESTRUCTURING AND RELATED CHARGES	(24.0)	(4.1)	(21.7)	(2.2)
ACQUISITION-RELATED INTEGRATION COSTS	(8.1)	(14.3)	(7.4)	(7.9)
Operating income	324.3	314.0	181.3	174.2
EQUITY IN EARNINGS (LOSS) OF EQUITY METHOD INVESTEES	0.3	(0.8)	0.2	(0.3)
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENT	55.1	-	2.6	-
INTEREST EXPENSE, net	(121.2)	(94.2)	(72.5)	(46.9)
Income before income taxes	258.5	219.0	111.6	127.0
PROVISION FOR INCOME TAXES	(104.6)	(60.9)	(43.2)	(44.6)
NET INCOME	153.9	158.1	68.4	82.4
Dividends on preferred stock	(4.9)	(4.9)	(2.4)	(2.4)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$149.0	$153.2	$66.0	$80.0

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.67	$0.70	$0.30	$0.37
Basic - Class B Common Stock	$0.61	$0.64	$0.27	$0.33
Diluted	$0.64	$0.66	$0.28	$0.34

Weighted average common shares outstanding:
Basic - Class A Common Stock	199.943	196.042	200.316	196.520
Basic - Class B Common Stock	23.849	23.930	23.845	23.905
Diluted	240.052	238.611	240.318	239.071

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)
	For the Six Months Ended August 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153.9	$158.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	58.5	54.1
Deferred tax provision	31.1	33.3
Loss on disposal of business	17.4	-
Non-cash portion of loss on extinguishment of debt	11.8	-
Stock-based compensation expense	7.8	0.1
Amortization of intangible and other assets	3.7	4.0
Loss on disposal of assets	1.4	1.7
Gain on change in fair value of derivative instrument	(55.1)	-
Equity in (earnings) loss of equity method investees	(0.3)	0.8
Proceeds from early termination of derivative instruments	-	30.3
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(152.2)	(66.1)
Inventories	36.0	(74.5)
Prepaid expenses and other current assets	(43.1)	(5.5)
Accounts payable	55.3	44.6
Accrued excise taxes	1.0	(2.2)
Other accrued expenses and liabilities	(54.0)	(3.9)
Other, net	11.7	(0.7)
Total adjustments	(69.0)	16.0
Net cash provided by operating activities	84.9	174.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(1,091.8)	-
Purchases of property, plant and equipment	(103.1)	(63.0)
Payment of accrued earn-out amount	(1.1)	(1.6)
Proceeds from maturity of derivative instrument	55.1	-
Proceeds from sales of businesses	28.4	17.8
Proceeds from sales of assets	1.2	112.0
Proceeds from sales of equity method investments	-	36.0
Investment in equity method investee	-	(2.3)
Other investing activities	(0.1)	(5.0)
Net cash (used in) provided by investing activities	(1,111.4)	93.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,695.0
Net proceeds from notes payable	212.1	55.1
Exercise of employee stock options	33.8	17.3
Excess tax benefits from stock-based payment awards	8.8	-
Proceeds from employee stock purchases	3.2	3.0
Principal payments of long-term debt	(2,771.5)	(336.7)
Purchases of treasury stock	(82.0)	-
Payment of issuance costs of long-term debt	(19.3)	-
Payment of preferred stock dividends	(4.9)	(4.9)
Net cash provided by (used in) financing activities	1,075.2	(266.2)

Effect of exchange rate changes on cash and cash investments	(17.4)	(0.8)

NET INCREASE IN CASH AND CASH INVESTMENTS	31.3	1.0
CASH AND CASH INVESTMENTS, beginning of period	10.9	17.6
CASH AND CASH INVESTMENTS, end of period	$42.2	$18.6

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$1,739.7	$-
Liabilities assumed	(612.4)	-
Net assets acquired	1,127.3	-
Plus - settlement of note payable	2.3	-
Less - cash acquired	(34.9)	-
Less - direct acquisition costs accrued	(2.9)	-
Net cash paid for purchases of businesses	$1,091.8	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006

1)	MANAGEMENT’S REPRESENTATIONS:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Current Report on Form 8-K dated August 8, 2006. Results of operations for interim periods are not necessarily indicative of annual results.

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

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled by the Company after March 1, 2006. See Note 16 for further discussion.

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

3)    ACQUISITION:

On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor is Canada’s largest producer and marketer of wine. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand.  In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa.  Well-known premium brands acquired in the Vincor acquisition include Inniskillin, Jackson-Triggs, Sumac Ridge, Hawthorne Mountain, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

The acquisition of Vincor supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic regions to capitalize on the overall growth in the wine industry. In addition to complementing the Company’s current operations in the U.S., U.K., Australia and New Zealand, the acquisition of Vincor increases the Company’s global presence by adding Canada as another core market and provides the Company with the ability to capitalize on broader geographic distribution in strategic international markets. In addition, the acquisition of Vincor makes the Company the largest wine company in Canada and strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

     Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company expects to incur direct acquisition costs of approximately $11.5 million. At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $308.2 million. The purchase price was financed with borrowings under the Company’s 2006 Credit Agreement (as defined in Note 10). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Vincor business, including the factors described above, as well as an estimated benefit from operating cost synergies.

In connection with the Vincor acquisition, the Company entered into a foreign currency forward contract to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness in April 2006. For the six months ended August 31, 2006, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income, and the proceeds from maturity of the derivative instrument were reported as cash flows provided by investing activities on the Company’s Consolidated Statements of Cash Flows.

The results of operations of the Vincor business are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Vincor acquisition at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets and liabilities, and refining its restructuring plan which is under development and will be finalized during the Company’s year ending February 28, 2007 (see Note 18). Accordingly, the allocation of the purchase price is preliminary and subject to change. Estimated fair values at June 5, 2006, are as follows:

(in millions)
Current assets	$378.7
Property, plant and equipment	213.7
Goodwill	859.6
Trademarks	230.1
Other assets	57.6
Total assets acquired	1,739.7

Current liabilities	286.0
Long-term liabilities	326.4
Total liabilities assumed	612.4

Net assets acquired	$1,127.3

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

The following table sets forth the unaudited pro forma results of operations of the Company for the six months ended August 31, 2006, and August 31, 2005, and the unaudited historical and unaudited pro forma results of operations of the Company for the three months ended August 31, 2006, and August 31, 2005, respectively. The unaudited pro forma results of operations for the six months ended August 31, 2006, and August 31, 2005, and the three months ended August 31, 2005, give effect to the Vincor acquisition as if it occurred on March 1, 2005. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the six months ended August 31, 2005, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005
(in millions, except per share data)
Net sales	$2,691.0	$2,549.7	$1,417.5	$1,330.7
Income before income taxes	$212.6	$233.9	$111.6	$133.7
Net income	$121.9	$170.8	$68.4	$88.9
Income available to common stockholders	$117.0	$165.9	$66.0	$86.5

Earnings per common share - basic:
Class A Common Stock	$0.53	$0.76	$0.30	$0.40
Class B Common Stock	$0.48	$0.69	$0.27	$0.36
Earnings per common share - diluted	$0.51	$0.72	$0.28	$0.37

Weighted average common shares outstanding - basic:
Class A Common Stock	199.943	196.042	200.316	196.520
Class B Common Stock	23.849	23.930	23.845	23.905
Weighted average common shares outstanding - diluted	240.052	238.611	240.318	239.071

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2006	February 28, 2006
(in millions)
Raw materials and supplies	$117.4	$82.4
In-process inventories	1,108.1	1,081.3
Finished case goods	700.7	540.7
	$1,926.2	$1,704.4

5)	PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	August 31, 2006	February 28, 2006
(in millions)
Land and land improvements	$305.7	$245.2
Vineyards	204.9	187.7
Buildings and improvements	429.5	373.2
Machinery and equipment	1,164.8	1,042.2
Motor vehicles	37.6	16.2
Construction in progress	122.4	73.9
	2,264.9	1,938.4
Less - Accumulated depreciation	(566.8)	(513.1)
	$1,698.1	$1,425.3

6)	GOODWILL:

The changes in the carrying amount of goodwill for the six months ended August 31, 2006, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in millions)
Balance, February 28, 2006	$2,034.9	$158.7	$2,193.6
Purchase accounting allocations	859.6	-	859.6
Foreign currency translation adjustments	55.4	0.4	55.8
Purchase price earn-out	2.1	0.1	2.2
Disposal of business	(25.9)	-	(25.9)
Balance, August 31, 2006	$2,926.1	$159.2	$3,085.3

7)   INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2006		February 28, 2006
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$35.0	$34.3	$3.7	$3.6
Distribution agreements	18.9	6.4	18.9	7.0
Other	2.4	1.3	2.4	1.3
Total	$56.3	42.0	$25.0	11.9

Nonamortizable intangible assets:
Trademarks		1,091.0		853.6
Agency relationships		18.4		18.4
Total		1,109.4		872.0
Total intangible assets		$1,151.4		$883.9

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.3 million and $0.8 million for the six months ended August 31, 2006, and August 31, 2005, respectively, and $0.7 million and $0.4 million for the three months ended August 31, 2006, and August 31, 2005, respectively. Estimated amortization expense for the remaining six months of fiscal 2007 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2007	$1.6
2008	$3.1
2009	$3.1
2010	$3.0
2011	$2.8
2012	$1.9
Thereafter	$26.5

8)      OTHER ASSETS:

The major components of other assets are as follows:

	August 31, 2006	February 28, 2006
(in millions)
Investment in equity method investees	$161.4	$146.6
Deferred financing costs	36.8	34.8
Deferred tax asset	29.9	15.8
Other	25.5	15.3
	253.6	212.5
Less - Accumulated amortization	(12.3)	(15.6)
	$241.3	$196.9

The Company has several investments which are being accounted for under the equity method. The primary investments consist of Opus One, a 50% owned joint venture arrangement and a 40% interest in Ruffino S.r.l. (“Ruffino”). The percentage of ownership of the remaining investments ranges from 20% to 50%.

In connection with the Company’s investment in Ruffino, the Company’s Constellation Wines segment distributes Ruffino’s products in the U.S. Amounts purchased from Ruffino under this arrangement were not material. As of August 31, 2006, amounts payable to Ruffino were not material.

Amortization expense for other assets was included in selling, general and administrative expenses and was $2.4 million and $3.2 million for the six months ended August 31, 2006, and August 31, 2005, respectively, and $1.0 million and $1.8 million for the three months ended August 31, 2006, and August 31, 2005, respectively.

9)      OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	August 31, 2006	February 28, 2006
(in millions)
Advertising and promotions	$195.8	$174.1
Income taxes payable	114.2	113.2
Accrued restructuring	65.1	25.3
Salaries and commissions	62.2	77.3
Adverse grape contracts	48.8	59.1
Accrued interest	47.7	28.4
Other	204.2	137.2
	$738.0	$614.6

10)	BORROWINGS:

Senior credit facility -
In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3.5 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $500 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the acquisition of Vincor and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on June 5, 2006. In August 2006, the Company used proceeds from the August 2006 Senior Notes (as defined below) to repay $180.0 million of the tranche A term loan and $200.0 million of the tranche B term loan.  In addition, the Company prepaid an additional $100.0 million on the tranche B term loan in August 2006. As of August 31, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of fiscal 2007 and for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2007	$-	$-	$-
2008	90.0	7.6	97.6
2009	210.0	15.2	225.2
2010	270.0	15.2	285.2
2011	300.0	15.2	315.2
2012	150.0	15.2	165.2
Thereafter	-	1,431.6	1,431.6
	$1,020.0	$1,500.0	$2,520.0

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

As of August 31, 2006, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.7%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $125.0 million bearing an interest rate of 6.5%, outstanding letters of credit of $60.5 million, and $314.5 million in revolving loans available to be drawn.

As of August 31, 2006, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the six months ended August 31, 2006, and August 31, 2005, the Company reclassified $2.3 million, net of tax effect of $1.5 million, and $1.7 million, net of tax effect of $1.1 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. For the three months ended August 31, 2006, and August 31, 2005, the Company reclassified $1.5 million, net of tax effect of $1.0 million, and $1.0 million, net of tax effect of $0.6 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $376.0 million as of August 31, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2006, amounts outstanding under the foreign subsidiary credit arrangements were $216.1 million.

Senior notes -
On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement.

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($686.1 million) were used to reduce a corresponding amount of borrowings under the Company’s 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate plus 50 basis points. The August 2006 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured  indebtedness of the Company. Certain of the Company’s significant operating subsidiaries guarantee the August 2006 Senior Notes, on a senior basis.

11)	INCOME TAXES:

The Company’s effective tax rate for the six months ended August 31, 2006, and August 31, 2005, was 40.5% and 27.8%, respectively. On May 31, 2006, the Company sold its branded bottled water business and recorded a loss of $14.1 million on the sale which resulted from a write-off of $27.7 million of non-deductible intangible assets, primarily goodwill. The increase in the Company’s effective tax rate for the six months ended August 31, 2006, was due primarily to the provision for income taxes on the sale of the branded bottled water business as well a change in the amount of assumed distributions of foreign earnings. In addition, the effective tax rate for the six months ended August 31, 2005, reflected adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations as well as the benefit related to the impact of the American Jobs Creation Act of 2004 (the “AJCA”) on planned distributions of foreign earnings.

The Company’s effective tax rate for the three months ended August 31, 2006, and August 31, 2005, was 38.7% and 35.1%, respectively. The increase in the Company’s effective tax rate for the three months ended August 31, 2006, was due primarily to the amount of assumed distributions of foreign earnings for the year ending February 28, 2007. In addition, a nonrecurring benefit was recorded for the three months ended August 31, 2005, in connection with the Company’s preliminary conclusion regarding the impact of the AJCA on distributions of certain foreign earnings for the year ended February 28, 2006.

12)    OTHER LIABILITIES:

The major components of other liabilities are as follows:

	August 31, 2006	February 28, 2006
(in millions)
Accrued pension liability	$130.0	$122.1
Adverse grape contracts	75.7	64.6
Other	66.9	53.6
	$272.6	$240.3

13)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005
(in millions)
Service cost	$1.1	$1.1	$0.5	$0.6
Interest cost	9.7	9.0	4.9	4.4
Expected return on plan assets	(10.9)	(8.7)	(5.5)	(4.3)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Recognized net actuarial loss	2.6	1.5	2.1	0.7
Net periodic benefit cost	$2.6	$3.0	$2.1	$1.5

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005
(in millions)
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	-	-
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	-	-	-	-
Net periodic benefit cost	$0.2	$0.2	$0.1	$0.1

Contributions of $5.5 million and $3.5 million have been made by the Company to fund its defined benefit pension plans for the six months and three months ended August 31, 2006, respectively. The Company presently anticipates contributing an additional $6.3 million to fund its defined benefit pension plans during the year ending February 28, 2007, resulting in total employer contributions of $11.8 million for the year ending February 28, 2007.

14)	STOCKHOLDERS’ EQUITY:

Stock repurchase -
In February 2006, the Company’s Board of Directors replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Company may finance such purchases, which will become treasury shares, through cash generated from operations or through the senior credit facility. During the three months ended August 31, 2006, the Company purchased 3,243,018 shares of Class A Common Stock at an aggregate cost of $82.0 million, or at an average cost of $25.28 per share, under this share repurchase program. Subsequent to August 31, 2006, the Company completed its share repurchase program with the purchases of 651,960 shares of Class A Common Stock at an aggregate cost of $18.0 million, or at an average cost of $27.65 per share. In total under this share repurchase program, the Company purchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share.

Preferred stock -
On September 1, 2006, the Company’s 5.75% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”) was converted into 9,983,066 shares of the Company’s Class A Common Stock. The September 1, 2006, conversion includes both mandatory conversions as well as optional conversions initiated during August 2006. No fractional shares of the Company’s Class A Common Stock were issued in the conversions.

15)	EARNINGS PER COMMON SHARE:

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

The computation of basic and diluted earnings per common share is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005
(in millions, except per share data)
Net income	$153.9	$158.1	$68.4	$82.4
Dividends on preferred stock	(4.9)	(4.9)	(2.4)	(2.4)
Income available to common stockholders	$149.0	$153.2	$66.0	$80.0

Weighted average common shares outstanding - basic:
Class A Common Stock	199.943	196.042	200.316	196.520
Class B Common Stock	23.849	23.930	23.845	23.905
Total weighted average common shares outstanding - basic	223.792	219.972	224.161	220.425
Stock options	6.277	8.656	6.174	8.663
Preferred stock	9.983	9.983	9.983	9.983
Weighted average common shares outstanding - diluted	240.052	238.611	240.318	239.071

Earnings per common share - basic:
Class A Common Stock	$0.67	$0.70	$0.30	$0.37
Class B Common Stock	$0.61	$0.64	$0.27	$0.33
Earnings per common share - diluted	$0.64	$0.66	$0.28	$0.34

Stock options to purchase 9.0 million and 0.1 million shares of Class A Common Stock at a weighted average price per share of $26.45 and $30.15 were outstanding during the six months ended August 31, 2006, and August 31, 2005, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. Stock options to purchase 9.0 million and 0.1 million shares of Class A Common Stock at a weighted average price per share of $26.45 and $30.52 were outstanding during the three months ended August 31, 2006, and August 31, 2005, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.

16)	STOCK-BASED COMPENSATION:

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

Stock-based awards, primarily stock options, granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. Under APB No. 25, as the exercise price is equal to the market value of the underlying common stock on the date of grant, no compensation expense is recognized for the granting of these stock options. Under the disclosure only provisions of SFAS No. 123, for stock-based awards that specify an employee vests in the award upon retirement, the Company accounts for the compensation expense ratably over the stated vesting period. If the employee retires, becomes disabled or dies before the end of the stated vesting period, then any remaining unrecognized compensation expense is accounted for at the date of the event. The Company continues to apply this policy for any awards granted prior to the Company’s adoption of SFAS No. 123(R) on March 1, 2006, and for the unrecognized compensation expense associated with the remaining portion of the then unvested outstanding awards. The remaining portion of the unvested outstanding awards as of February 28, 2006, was not material.

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

As a result of the adoption of SFAS No. 123(R), for the six months and three months ended August 31, 2006, the Company recorded $7.7 million and $4.1 million, respectively, of stock-based compensation cost in selling, general and administrative expenses on the Company’s Consolidated Statements of Income. In addition, the Company recorded an income tax benefit of $2.0 million and $1.1 million for the six months and three months ended August 31, 2006, respectively, related to this stock-based compensation cost. There was no compensation cost capitalized to assets for the six months and three months ended August 31, 2006. The following table illustrates the effect of adopting SFAS No. 123(R) for the six months and three months ended August 31, 2006, on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Six Months Ended August 31, 2006		For the Three Months Ended August 31, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
(in millions, except per share data)
Income before income taxes	$258.5	$266.2	$111.6	$115.7
Net income	$153.9	$159.6	$68.4	$71.4
Cash flows from operating activities	$84.9	$93.7	$78.2	$85.3
Cash flows from financing activities	$1,075.2	$1,066.4	$1,036.1	$1,029.0

Earnings per common share - basic:
Class A Common Stock	$0.67	$0.70	$0.30	$0.31
Class B Common Stock	$0.61	$0.63	$0.27	$0.28
Earnings per common share - diluted	$0.64	$0.66	$0.28	$0.30

The following table illustrates the effect on net income and earnings per share for the six months and three months ended August 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Six Months Ended August 31, 2005	For the Three Months Ended August 31, 2005
(in millions, except per share data)
Net income, as reported	$158.1	$82.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.3)	(2.0)
Pro forma net income	$152.8	$80.4

Earnings per common share - basic:
Class A Common Stock, as reported	$0.70	$0.37
Class B Common Stock, as reported	$0.64	$0.33

Class A Common Stock, pro forma	$0.68	$0.36
Class B Common Stock, pro forma	$0.62	$0.32

Earnings per common share - diluted, as reported	$0.66	$0.34
Earnings per common share - diluted, pro forma	$0.64	$0.34

Long-term stock incentive plan -
Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 80,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During the six months ended August 31, 2006, and August 31, 2005, no stock appreciation rights were granted. During the six months ended August 31, 2006, and August 31, 2005, 8,614 shares and 7,150 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $24.75 per share and $27.96 per share, respectively.

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

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding, February 28, 2006	23,652,958	$14.43	6.5 years
Granted	5,549,981	$25.90	9.6 years
Exercised	(3,087,737)	$11.28	5.2 years
Forfeited	(296,652)	$26.27	8.8 years
Options outstanding, August 31, 2006	25,818,550	$17.14	6.9 years	$262,296,220

Options exercisable, August 31, 2006	20,045,655	$14.77	6.1 years	$251,207,221

Other information pertaining to stock options is as follows:

	For the Six Months Ended August 31,
	2006	2005
Weighted average grant-date fair value of stock options granted	$10.03	$9.57
Total fair value of stock options vested	$1,109,087	$5,579,705
Total intrinsic value of stock options exercised	$42,911,457	$28,211,661

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Six Months Ended August 31,
	2006	2005
Expected life	5.5 years	5.0 years
Expected volatility	31.7%	31.3%
Risk-free interest rate	4.8%	4.1%
Expected dividend yield	0.0%	0.0%

For the six months ended August 31, 2006, and August 31, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the six months ended August 31, 2006, and August 31, 2005, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the six months ended August 31, 2006, and August 31, 2005, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

As of August 31, 2006, there was $44.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan. This cost is expected to be recognized in the Company’s Consolidated Statements of Income over a weighted-average period of 3.5 years.

Employee stock purchase plans -
The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the six months ended August 31, 2006, and August 31, 2005, employees purchased 140,233 shares and 111,192 shares, respectively, under this plan.

The weighted average fair value of purchase rights granted during the six months ended August 31, 2006, and August 31, 2005, was $5.60 and $6.47, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Six Months Ended August 31,
	2006	2005
Expected life	0.5 years	0.5 years
Expected volatility	25.1%	29.0%
Risk-free interest rate	5.2%	3.7%
Expected dividend yield	0.0%	0.0%

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During the six months ended August 31, 2006, and August 31, 2005, employees purchased 52,035 shares and 85,327 shares, respectively, under this plan. During the six months ended August 31, 2006, the Company granted purchase rights with a weighted average fair value of $11.25.  The fair value of the purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:  expected purchase right life of 4.0 years, expected volatility of 28.0%,  risk-free interest rate of 4.8% and expected dividend yield of 0%.  The maximum number of shares which can be purchased under this grant is 396,803 shares.  During the six months ended August 31, 2005, there were no purchase rights granted.

With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares. The parameters of the Company’s share repurchase program are not established solely with reference to the dilutive impact of issuances under any of its stock-based compensation plans. However, the Company expects that share repurchases will mitigate the dilutive impact of issuances to be made under its stock-based compensation plans.

17)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income (loss) is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005
(in millions)
Net income	$153.9	$158.1	$68.4	$82.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (expense) benefit of ($8.7), $7.4, ($1.1) and $0.7, respectively	97.1	(115.3)	35.7	(1.9)
Cash flow hedges:
Net derivative losses, net of tax benefit of $7.1, $7.8, $6.0 and $0.5, respectively	(14.6)	(14.3)	(9.0)	(1.6)
Reclassification adjustments, net of tax benefit of $3.4, $1.8, $1.9 and $0.7, respectively	(7.2)	(3.0)	(4.0)	(0.8)
Net cash flow hedges	(21.8)	(17.3)	(13.0)	(2.4)
Minimum pension liability adjustment, net of tax benefit (expense) of $3.5, ($1.9), $0.8 and ($0.1), respectively	(8.1)	4.5	(1.8)	0.4
Total comprehensive income	$221.1	$30.0	$89.3	$78.5

Accumulated other comprehensive income (loss) (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2006	$314.7	$31.0	$(98.3)	$247.4
Current period change	97.1	(21.8)	(8.1)	67.2
Balance, August 31, 2006	$411.8	$9.2	$(106.4)	$314.6

18)	RESTRUCTURING AND RELATED CHARGES:

The Company has the following restructuring plans within its Constellation Wines segment as of August 31, 2006: (i) the Company’s plans to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations announced August 2006 (collectively, the “Fiscal 2007 Wine Plan”), (ii) the Company’s decision to restructure and integrate the operations of Vincor (the “Vincor Plan”) announced July 2006, (iii) the Company’s worldwide wine reorganizations and the Company’s program to consolidate certain west coast production processes in the U.S., both announced during fiscal 2006, (collectively, the “Fiscal 2006 Plan”), and (iv) the Company’s decision to restructure and integrate the operations of the Robert Mondavi Corporation (the “Robert Mondavi Plan”) (announced January 2005) and the further realignment of business operations and the Company’s decision to exit the commodity concentrate product line in the U.S., both announced during fiscal 2004, (the “Fiscal 2004 Plan”), (the Robert Mondavi Plan and the Fiscal 2004 Plan are collectively, referred to as “Other Plans”). For the six months ended August 31, 2006, the Company recorded $24.0 million of restructuring and related charges associated with these plans. For the six months ended August 31, 2005, the Company recorded $4.1 million of restructuring and related charges associated primarily with the Robert Mondavi Plan.

Details of each plan are presented in the following table:
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Other Plans	Total
(in millions)
Restructuring liability, February 28, 2006	$-	$-	$16.7	$8.6	$25.3

Vincor acquisition	-	48.0	-	-	48.0

Restructuring charges:
Employee termination benefit costs	-	-	2.2	0.3	2.5
Contract termination costs	-	-	-	(0.2)	(0.2)
Facility consolidation/relocation costs	-	-	-	-	-
Restructuring charges, May 31, 2006	-	-	2.2	0.1	2.3
Employee termination benefit costs	2.9	0.5	1.2	-	4.6
Contract termination costs	16.0	0.7	-	-	16.7
Facility consolidation/relocation costs	-	-	0.4	-	0.4
Restructuring charges, August 31, 2006	18.9	1.2	1.6	-	21.7
Total restructuring charges	18.9	1.2	3.8	0.1	24.0

Cash expenditures	(16.0)	(7.6)	(7.5)	(2.2)	(33.3)

Foreign currency translation adjustments	-	0.6	0.4	0.1	1.1
Restructuring liability, August 31, 2006	$2.9	$42.2	$13.4	$6.6	$65.1

In addition, the following table presents other related costs incurred in connection with the Fiscal 2007 Wine Plan and the Fiscal 2006 Plan:

	For the Six Months Ended August 31, 2006			For the Three Months Ended August 31, 2006
	Fiscal 2007 Wine Plan	Fiscal 2006 Plan	Total	Fiscal 2007 Wine Plan	Fiscal 2006 Plan	Total
(in millions)
Accelerated depreciation (cost of product sold)	$0.6	$1.8	$2.4	$0.6	$0.7	$1.3
Other costs (selling, general and administrative expenses)	$-	$3.2	$3.2	$-	$1.6	$1.6

A summary of restructuring charges and other related costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Robert Mondavi Plan	Fiscal 2004 Plan
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$2.9	$0.5	$27.7	$2.9	$10.2
Contract termination costs	16.0	0.7	-	0.5	19.2
Facility consolidation/relocation costs	-	-	0.5	0.5	4.3
Total restructuring charges	18.9	1.2	28.2	3.9	33.7

Other related costs:
Accelerated depreciation	0.6	-	15.3	-	-
Other costs	0.1	-	3.1	-	6.0
Total other related costs	0.7	-	18.4	-	6.0
Total costs incurred to date	$19.6	$1.2	$46.6	$3.9	$39.7

Total expected costs
Restructuring charges:
Employee termination benefit costs	$2.9	$2.7	$31.8	$2.9	$10.2
Contract termination costs	25.6	1.2	3.0	0.6	19.2
Facility consolidation/relocation costs	4.8	4.1	9.5	0.5	4.5
Total restructuring charges	33.3	8.0	44.3	4.0	33.9

Other related costs:
Accelerated depreciation	10.6	-	20.3	-	-
Other costs	17.4	-	8.2	-	6.0
Total other related costs	28.0	-	28.5	-	6.0
Total expected costs	$61.3	$8.0	$72.8	$4.0	$39.9

In connection with the Company’s acquisition of Vincor and Robert Mondavi, the Company accrued $48.0 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of August 31, 2006, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $40.2 million and $5.9 million, respectively. As of February 28, 2006, the balance of the Robert Mondavi purchase accounting accrual was $8.1 million.

Subsequent to August 31, 2006, as part of the Fiscal 2007 Wine Plan, the Company will be recording an asset impairment charge of approximately $11 million in connection with the write-down of certain winery and vineyard assets as the Company satisfied the conditions to classify these assets as held-for-sale in early October 2006. This impairment charge will be included within selling, general and administrative expenses on the Company’s Consolidated Statements of Income in the third quarter of fiscal 2007.

19)   ACQUISITION-RELATED INTEGRATION COSTS:

For the six months ended August 31, 2006, the Company recorded $8.1 million of acquisition-related integration costs associated primarily with the Vincor Plan. Acquisition-related integration costs included $3.7 million of employee-related costs and $4.4 million of facilities and other one-time costs. For the six months ended August 31, 2005, the Company recorded $14.3 million of acquisition-related integration costs associated with the Robert Mondavi Plan.

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

For the three months ended August 31, 2006, the Company recorded $7.4 million of acquisition-related integration costs associated primarily with the Vincor Plan. Acquisition-related integration costs included $3.5 million of employee-related costs and $3.9 million of facilities and other one-time costs. For the three months ended August 31, 2005, the Company recorded $7.9 million of acquisition-related integration costs associated with the Robert Mondavi Plan.

20)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

Subsequent to February 28, 2006, seven subsidiaries of the Company which were previously included as Subsidiary Guarantors (as defined below) became Subsidiary Nonguarantors (as defined below) under the Company’s existing indentures. The following information sets forth the condensed consolidating balance sheets as of August 31, 2006, and February 28, 2006, the condensed consolidating statements of income for the six months and three months ended August 31, 2006, and August 31, 2005, and the condensed consolidating statements of cash flows for the six months ended August 31, 2006, and August 31, 2005, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”), as if the new Subsidiary Nonguarantors had been in place as of and for all periods presented. The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Current Report on Form 8-K dated August 8, 2006, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2006
Current assets:
Cash and cash investments	$4.6	$2.3	$35.3	$-	$42.2
Accounts receivable, net	312.4	170.7	539.3	-	1,022.4
Inventories	35.6	953.0	944.1	(6.5)	1,926.2
Prepaid expenses and other	14.6	163.5	103.7	-	281.8
Intercompany receivable (payable)	1,329.6	(769.7)	(559.9)	-	-
Total current assets	1,696.8	519.8	1,062.5	(6.5)	3,272.6
Property, plant and equipment, net	34.9	754.3	908.9	-	1,698.1
Investments in subsidiaries	5,705.6	117.3	-	(5,822.9)	-
Goodwill	-	1,311.0	1,774.3	-	3,085.3
Intangible assets, net	-	548.0	603.4	-	1,151.4
Other assets, net	30.4	69.4	141.5	-	241.3
Total assets	$7,467.7	$3,319.8	$4,490.6	$(5,829.4)	$9,448.7

Current liabilities:
Notes payable to banks	$125.0	$-	$188.3	$-	$313.3
Current maturities of long-term debt	-	4.5	10.9	-	15.4
Accounts payable	11.9	129.0	279.4	-	420.3
Accrued excise taxes	12.8	35.4	32.6	-	80.8
Other accrued expenses and liabilities	206.9	189.2	344.1	(2.2)	738.0
Total current liabilities	356.6	358.1	855.3	(2.2)	1,567.8
Long-term debt, less current maturities	3,958.1	12.7	16.9	-	3,987.7
Deferred income taxes	(18.7)	363.4	108.9	-	453.6
Other liabilities	4.7	82.5	185.4	-	272.6
Stockholders’ equity:
Preferred stock	-	9.0	1,013.9	(1,022.9)	-
Class A and Class B common stock	2.4	6.4	378.1	(384.5)	2.4
Additional paid-in capital	1,215.9	1,121.8	1,311.9	(2,433.7)	1,215.9
Retained earnings	1,741.3	1,338.7	257.2	(1,595.9)	1,741.3
Accumulated other comprehensive (loss) income	314.6	27.2	363.0	(390.2)	314.6
Treasury stock	(107.2)	-	-	-	(107.2)
Total stockholders’ equity	3,167.0	2,503.1	3,324.1	(5,827.2)	3,167.0
Total liabilities and stockholders’ equity	$7,467.7	$3,319.8	$4,490.6	$(5,829.4)	$9,448.7

Condensed Consolidating Balance Sheet at February 28, 2006
Current assets:
Cash and cash investments	$0.9	$1.2	$8.8	$-	$10.9
Accounts receivable, net	233.0	195.3	343.6	-	771.9
Inventories	38.6	1,032.6	637.8	(4.6)	1,704.4
Prepaid expenses and other	13.6	156.4	39.3	4.4	213.7
Intercompany receivable (payable)	956.1	(1,101.3)	145.2	-	-
Total current assets	1,242.2	284.2	1,174.7	(0.2)	2,700.9
Property, plant and equipment, net	35.6	729.4	660.3	-	1,425.3
Investments in subsidiaries	4,655.8	113.1	-	(4,768.9)	-
Goodwill	-	1,308.8	884.8	-	2,193.6
Intangible assets, net	-	549.6	334.3	-	883.9
Other assets, net	24.9	69.3	102.7	-	196.9
Total assets	$5,958.5	$3,054.4	$3,156.8	$(4,769.1)	$7,400.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Notes payable to banks	$54.5	$-	$25.4	$-	$79.9
Current maturities of long-term debt	200.1	4.6	9.4	-	214.1
Accounts payable	4.4	123.1	185.3	-	312.8
Accrued excise taxes	15.6	42.9	18.2	-	76.7
Other accrued expenses and liabilities	230.6	146.1	235.1	2.8	614.6
Total current liabilities	505.2	316.7	473.4	2.8	1,298.1
Long-term debt, less current maturities	2,485.5	12.8	17.5	-	2,515.8
Deferred income taxes	(12.8)	356.1	27.9	-	371.2
Other liabilities	5.4	72.1	162.8	-	240.3
Stockholders’ equity:
Preferred stock	-	9.0	938.9	(947.9)	-
Class A and Class B common stock	2.3	6.4	28.3	(34.7)	2.3
Additional paid-in capital	1,159.4	1,034.8	879.8	(1,914.6)	1,159.4
Retained earnings	1,592.3	1,216.0	353.1	(1,569.1)	1,592.3
Accumulated other comprehensive (loss) income	247.4	30.5	275.1	(305.6)	247.4
Treasury stock	(26.2)	-	-	-	(26.2)
Total stockholders’ equity	2,975.2	2,296.7	2,475.2	(4,771.9)	2,975.2
Total liabilities and stockholders’ equity	$5,958.5	$3,054.4	$3,156.8	$(4,769.1)	$7,400.6

Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2006
Sales	$759.9	$1,598.6	$1,425.3	$(638.7)	$3,145.1
Less - excise taxes	(80.6)	(228.7)	(262.4)	-	(571.7)
Net sales	679.3	1,369.9	1,162.9	(638.7)	2,573.4
Cost of product sold	(526.2)	(1,001.6)	(950.5)	638.3	(1,840.0)
Gross profit	153.1	368.3	212.4	(0.4)	733.4
Selling, general and administrative expenses	(118.5)	(120.7)	(137.8)	-	(377.0)
Restructuring and related charges	-	(4.3)	(19.7)	-	(24.0)
Acquisition-related integration costs	-	(0.8)	(7.3)	-	(8.1)
Operating income	34.6	242.5	47.6	(0.4)	324.3
Equity in earnings (loss) of equity method investees and subsidiaries	156.3	2.1	1.4	(159.5)	0.3
Gain on change in fair value of derivative instrument	-	55.1	-	-	55.1
Interest (expense) income, net	(58.3)	(48.6)	(14.3)	-	(121.2)
Income before income taxes	132.6	251.1	34.7	(159.9)	258.5
Provision for income taxes	21.3	(128.4)	2.5	-	(104.6)
Net income	153.9	122.7	37.2	(159.9)	153.9
Dividends on preferred stock	(4.9)	-	-	-	(4.9)
Income available to common stockholders	$149.0	$122.7	$37.2	$(159.9)	$149.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2005
Sales	$543.7	$1,515.2	$1,170.0	$(393.9)	$2,835.0
Less - excise taxes	(73.1)	(228.2)	(245.2)	-	(546.5)
Net sales	470.6	1,287.0	924.8	(393.9)	2,288.5
Cost of product sold	(378.9)	(912.2)	(735.7)	392.3	(1,634.5)
Gross profit	91.7	374.8	189.1	(1.6)	654.0
Selling, general and administrative expenses	(83.2)	(124.4)	(114.0)	-	(321.6)
Restructuring and related charges	-	(2.7)	(1.4)	-	(4.1)
Acquisition-related integration costs	-	(12.1)	(2.2)	-	(14.3)
Operating (loss) income	8.5	235.6	71.5	(1.6)	314.0
Equity in earnings (loss) of equity method investees and subsidiaries	181.7	5.4	(0.6)	(187.3)	(0.8)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest income (expense), net	(44.3)	(95.0)	45.1	-	(94.2)
Income before income taxes	145.9	146.0	116.0	(188.9)	219.0
Benefit from (provision for) income taxes	12.2	(69.5)	(4.1)	0.5	(60.9)
Net income	158.1	76.5	111.9	(188.4)	158.1
Dividends on preferred stock	(4.9)	-	-	-	(4.9)
Income available to common stockholders	$153.2	$76.5	$111.9	$(188.4)	$153.2

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2006
Sales	$440.2	$834.0	$855.6	$(414.9)	$1,714.9
Less - excise taxes	(43.4)	(116.1)	(137.9)	-	(297.4)
Net sales	396.8	717.9	717.7	(414.9)	1,417.5
Cost of product sold	(307.2)	(525.7)	(583.3)	413.5	(1,002.7)
Gross profit	89.6	192.2	134.4	(1.4)	414.8
Selling, general and administrative expenses	(72.3)	(61.8)	(70.3)	-	(204.4)
Restructuring and related charges	-	(2.0)	(19.7)	-	(21.7)
Acquisition-related integration costs	-	(0.1)	(7.3)	-	(7.4)
Operating (loss) income	17.3	128.3	37.1	(1.4)	181.3
Equity in earnings (loss) of equity method investees and subsidiaries	73.6	0.7	0.8	(74.9)	0.2
Gain on change in fair value of derivative instrument	-	2.6	-	-	2.6
Interest income (expense), net	(36.8)	(23.6)	(12.1)	-	(72.5)
Income before income taxes	54.1	108.0	25.8	(76.3)	111.6
Benefit from (provision for) income taxes	14.3	(60.8)	3.5	(0.2)	(43.2)
Net income	68.4	47.2	29.3	(76.5)	68.4
Dividends on preferred stock	(2.4)	-	-	-	(2.4)
Income available to common stockholders	$66.0	$47.2	$29.3	$(76.5)	$66.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2005
Sales	$295.7	$815.0	$559.5	$(201.5)	$1,468.7
Less - excise taxes	(39.7)	(118.2)	(118.8)	-	(276.7)
Net sales	256.0	696.8	440.7	(201.5)	1,192.0
Cost of product sold	(202.3)	(493.3)	(347.7)	199.3	(844.0)
Gross profit	53.7	203.5	93.0	(2.2)	348.0
Selling, general and administrative expenses	(45.2)	(64.4)	(54.1)	-	(163.7)
Restructuring and related charges	-	(1.5)	(0.7)	-	(2.2)
Acquisition-related integration costs	-	(6.3)	(1.6)	-	(7.9)
Operating (loss) income	8.5	131.3	36.6	(2.2)	174.2
Equity in earnings (loss) of equity method investees and subsidiaries	148.4	1.4	0.5	(150.6)	(0.3)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest income (expense), net	(81.1)	(29.5)	63.7	-	(46.9)
Income before income taxes	75.8	103.2	100.8	(152.8)	127.0
Benefit from (provision for) income taxes	6.6	(49.3)	(2.6)	0.7	(44.6)
Net income	82.4	53.9	98.2	(152.1)	82.4
Dividends on preferred stock	(2.4)	-	-	-	(2.4)
Income available to common stockholders	$80.0	$53.9	$98.2	$(152.1)	$80.0

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2006
Net cash (used in) provided by operating activities	$(111.0)	$275.8	$(79.9)	$-	$84.9

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(2.1)	(1,089.7)	-	(1,091.8)
Purchases of property, plant and equipment	(1.6)	(48.1)	(53.4)	-	(103.1)
Payment of accrued earn-out amount	-	(1.1)	-	-	(1.1)
Proceeds from maturity of derivative instrument	-	55.1	-	-	55.1
Proceeds from sales of businesses	-	-	28.4	-	28.4
Proceeds from sales of assets	-	-	1.2	-	1.2
Proceeds from sales of equity method investments	-	-	-	-	-
Investment in equity method investee	-	-	-	-	-
Other investing activities	-	-	(0.1)	-	(0.1)
Net cash (used in) provided by investing activities	(1.6)	3.8	(1,113.6)	-	(1,111.4)
Cash flows from financing activities:
Intercompany financings, net	(1,142.9)	(277.8)	1,420.7	-	-
Proceeds from issuance of long-term debt	3,693.1	1.9	-	-	3,695.0
Net proceeds from notes payable	70.5	-	141.6	-	212.1
Exercise of employee stock options	33.8	-	-	-	33.8
Excess tax benefits from share-based payment awards	8.8	-	-	-	8.8
Proceeds from employee stock purchases	3.2	-	-	-	3.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Principal payments of long-term debt	(2,444.0)	(2.6)	(324.9)	-	(2,771.5)
Purchases of treasury stock	(82.0)	-	-	-	(82.0)
Payment of issuance costs of long- term debt	(19.3)	-	-	-	(19.3)
Payment of preferred stock dividends	(4.9)	-	-	-	(4.9)
Net cash provided by (used in) financing activities	116.3	(278.5)	1,237.4	-	1,075.2

Effect of exchange rate changes on cash and cash investments	-	-	(17.4)	-	(17.4)

Net increase (decrease) in cash and cash investments	3.7	1.1	26.5	-	31.3
Cash and cash investments, beginning of period	0.9	1.2	8.8	-	10.9
Cash and cash investments, end of period	$4.6	$2.3	$35.3	$-	$42.2

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2005
Net cash (used in) provided by operating activities	$(75.7)	$297.8	$(48.0)	$-	$174.1

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	-	-	-	-
Purchases of property, plant and equipment	(3.0)	(26.9)	(33.1)	-	(63.0)
Payment of accrued earn-out amount	-	(1.6)	-	-	(1.6)
Proceeds from maturity of derivative instrument	-	-	-	-	-
Proceeds from sales of businesses	-	17.8	-	-	17.8
Proceeds from sales of assets	-	111.2	0.8	-	112.0
Proceeds from sales of equity method investments	-	36.0	-	-	36.0
Investment in equity method investee	-	-	(2.3)	-	(2.3)
Other investing activities	-	(5.0)	-	-	(5.0)
Net cash (used in) provided by investing activities	(3.0)	131.5	(34.6)	-	93.9
Cash flows from financing activities:
Intercompany financings, net	368.5	(427.9)	59.4	-	-
Proceeds from issuance of long-term debt	-	-	-	-	-
Net proceeds from notes payable	28.5	-	26.6	-	55.1
Exercise of employee stock options	17.3	-	-	-	17.3
Excess tax benefits from share-based payment awards	-	-	-	-	-
Proceeds from employee stock purchases	3.0	-	-	-	3.0
Principal payments of long-term debt	(330.0)	(4.8)	(1.8)	-	(336.6)
Purchases of treasury stock	-	-	-	-	-
Payment of issuance costs of long- term debt	-	-	-	-	-
Payment of preferred stock dividends	(4.9)	-	-	-	(4.9)
Net cash provided by (used in) financing activities	82.4	(432.7)	84.2	-	(266.1)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Effect of exchange rate changes on cash and cash investments	-	-	(0.8)	-	(0.8)

Net increase (decrease) in cash and cash investments	3.7	(3.4)	0.8	-	1.1
Cash and cash investments, beginning of period	-	9.3	8.3	-	17.6
Cash and cash investments, end of period	$3.7	$5.9	$9.1	$-	$18.7

21)	BUSINESS SEGMENT INFORMATION:

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

For the six months ended August 31, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $24.0 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; loss on the sale of the branded bottled water business of $14.2 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; acquisition-related integration costs of $8.1 million associated with the Vincor Plan and Robert Mondavi Plan; the flow through of inventory step-up of $6.5 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; other related costs of $3.1 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $2.4 million associated with the acquisition of Robert Mondavi; and accelerated depreciation of $2.4 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts. For the six months ended August 31, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of acquisition-related integration costs, the flow through of adverse grape cost, the flow through of inventory step-up, and restructuring and related charges associated primarily with the Robert Mondavi acquisition, and the write-off of due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq of $14.3 million, $13.9 million, $4.6 million, $4.1 million and $3.8 million, respectively.

For the three months ended August 31, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $21.7 million associated primarily with the Fiscal 2007 Wine Plan; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; acquisition-related integration costs of $7.4 million associated primarily with the Vincor Plan; the flow through of inventory step-up of $5.9 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor; other related charges of $1.6 million associated primarily with the Fiscal 2006 Plan; accelerated depreciation of $1.3 million associated with the Fiscal 2006 Plan and the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.9 million associated with the acquisition of Robert Mondavi; and additional loss on the sale of the Company’s branded bottled water business of $0.1 million. For the three months ended August 31, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of acquisition-related integration costs and the flow through of adverse grape cost associated with the Robert Mondavi acquisition, the write-off of due diligence costs associated with the Company’s evaluation of a potential offer for Allied Domecq, the flow through of inventory step-up and restructuring and related charges associated primarily with the Robert Mondavi acquisition of $7.9 million, $6.3 million, $3.8 million, $2.6 million and $2.2 million, respectively.

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Current Report on Form 8-K dated August 8, 2006, and include the recently adopted accounting pronouncements described in Note 2 herein. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

Segment information is as follows:
	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005
(in millions)
Constellation Wines:
Net sales:
Branded wine	$1,233.7	$1,052.4	$716.5	$557.0
Wholesale and other	523.1	498.4	275.8	243.2
Net sales	$1,756.8	$1,550.8	$992.3	$800.2
Segment operating income	$260.0	$219.7	$163.8	$123.7
Equity in earnings (loss) of equity method investees	$0.3	$(0.8)	$0.2	$(0.3)
Long-lived assets	$1,571.8	$1,340.0	$1,571.8	$1,340.0
Investment in equity method investees	$161.4	$162.4	$161.4	$162.4
Total assets	$8,464.4	$6,561.4	$8,464.4	$6,561.4
Capital expenditures	$80.0	$57.9	$36.5	$27.6
Depreciation and amortization	$53.1	$48.9	$29.0	$24.0

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2006	2005	2006	2005
(in millions)
Constellation Beers and Spirits:
Net sales:
Imported beers	$649.7	$574.6	$341.6	$314.2
Spirits	166.9	163.1	83.6	77.6
Net sales	$816.6	$737.7	$425.2	$391.8
Segment operating income	$174.4	$163.6	$91.6	$87.6
Long-lived assets	$96.0	$84.3	$96.0	$84.3
Total assets	$897.2	$844.9	$897.2	$844.9
Capital expenditures	$4.4	$3.7	$3.0	$2.9
Depreciation and amortization	$5.8	$5.2	$3.0	$2.6

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(32.2)	$(28.6)	$(18.0)	$(14.3)
Long-lived assets	$30.3	$15.4	$30.3	$15.4
Total assets	$87.1	$57.1	$87.1	$57.1
Capital expenditures	$18.7	$1.4	$18.5	$0.7
Depreciation and amortization	$3.3	$4.0	$1.5	$2.2

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(77.9)	$(40.7)	$(56.1)	$(22.8)

Consolidated:
Net sales	$2,573.4	$2,288.5	$1,417.5	$1,192.0
Operating income	$324.3	$314.0	$181.3	$174.2
Equity in earnings (loss) of equity method investees	$0.3	$(0.8)	$0.2	$(0.3)
Long-lived assets	$1,698.1	$1,439.7	$1,698.1	$1,439.7
Investment in equity method investees	$161.4	$162.4	$161.4	$162.4
Total assets	$9,448.7	$7,463.4	$9,448.7	$7,463.4
Capital expenditures	$103.1	$63.0	$58.0	$31.2
Depreciation and amortization	$62.2	$58.1	$33.5	$28.8

22)    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN No. 48 for fiscal years beginning March 1, 2007, with the cumulative effect of applying the provisions of FIN No. 48 reported as an adjustment to opening retained earnings. The Company is currently assessing the financial impact of FIN No. 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 for its annual financial statements for the fiscal year ending February 28, 2007. The Company believes that the initial adoption of SAB No. 108 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS No. 157 for fiscal years and interim periods beginning March 1, 2008. The Company is currently assessing the financial impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt this provision of SFAS No. 158 and to provide the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company is currently assessing the financial impact of SFAS No. 158 on its consolidated financial statements.

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

The Company’s business strategy is to remain focused across the beverage alcohol industry by offering a broad range of products in each of the Company’s three major categories: wine, imported beer (see “Recent Developments” section below for discussion of the anticipated imported beer joint venture) and spirits. The Company intends to keep its portfolio positioned for superior top-line growth while maximizing the profitability of its brands. In addition, the Company seeks to increase its relative importance to key customers in major markets by increasing its share of their overall purchasing, which is increasingly important in a consolidating industry. The Company’s strategy of breadth across categories and geographies is designed to deliver long-term profitable growth. This strategy allows the Company more investment choices, provides flexibility to address changing market conditions and creates stronger routes-to-market.

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

The environment for the Company’s products is competitive in each of the Company’s core markets, due, in part, to industry and retail consolidation. Specifically, in the U.K. and Australia, the market for branded wine continues to be challenging; furthermore, retailer consolidation and an oversupply of Australian wine (see additional discussion below) is contributing to increased competition and promotional activities among suppliers. Competition in the U.S. beers and spirits markets is normally intense, with domestic and imported beer producers increasing brand spending in an effort to gain market share.

Additionally, the supply of certain raw materials, particularly grapes, as well as consumer demand, can affect the overall competitive environment. Two years of lighter than expected California grape harvests in calendar 2004 and 2003, combined with a reduction in wine grape acreage in California, brought the U.S. grape supply more into balance with demand during calendar 2005. This led to an overall firming of the pricing of wine grape varietals from California. The calendar 2005 California grape harvest was substantially larger than the prior year; however, following two years of lighter harvests, the Company does not currently expect the balance between supply and demand to change significantly. Two years of record Australian grape harvests in calendar 2004 and 2005 have contributed to an oversupply of Australian grapes, particularly for certain red varietals. This has led to an overall reduction in grape costs for these varietals, which may affect markets for Australian wines around the world. The calendar 2006 Australian grape harvest was slightly lower than the prior year’s harvest; however, following two years of record harvests, this is not expected to have a significant impact on the current oversupply position.

For the three months ended August 31, 2006 (“Second Quarter 2007”), the Company’s net sales increased 19% over the three months ended August 31, 2005 (“Second Quarter 2006”), primarily from net sales of products acquired in the Vincor acquisition and increases in the base branded wine net sales and imported beer net sales.  (References to base branded wine net sales or base branded wine business exclude the impact of the acquisition of Vincor.) Operating income increased 4% over the comparable prior year period as operating income growth resulting from the increased sales discussed above were partially offset by increased “acquisition-related integration costs, restructuring and related charges and unusual costs” and the recognition of stock-based compensation expense due to the Company’s March 1, 2006, adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” Net income decreased 17% over the comparable prior year period primarily as a result of increased interest expense combined with the factors discussed above.

For the six months ended August 31, 2006 (“Six Months 2007”), the Company’s net sales increased 12% over the six months ended August 31, 2005 (“Six Months 2006”), primarily from net sales of products acquired in the Vincor acquisition and increases in imported beer net sales and base branded wine net sales. Operating income increased 3% over the comparable prior year period as operating income growth resulting from the increased sales discussed above were partially offset by increased “acquisition-related integration costs, restructuring and related charges and unusual costs” and the recognition of stock-based compensation expense. Net income decreased 3% over the comparable prior year period primarily due to an increased provision for income taxes combined with increased interest expense, partially offset by a gain on change in fair value of a derivative instrument entered into in connection with the acquisition of Vincor and the factors discussed above.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Second Quarter 2007 compared to Second Quarter 2006 and for Six Months 2007 compared to Six Months 2006, and (ii) financial liquidity and capital resources for Six Months 2007. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2007 (“Fiscal 2007”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Current Report on Form 8-K dated August 8, 2006.

Recent Developments

Agreement to Form Joint Venture

On July 17, 2006, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, entered into an agreement to establish a joint venture (the “Joint Venture Agreement”) with Diblo, S.A. de C.V. (“Diblo”), a joint venture owned 76.75% by Grupo Modelo, S.A. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch, Inc., pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) will be sold and imported in the 50 states of the United States of America, the District of Columbia and Guam. Also, the owner of the Tsingtao brand has agreed to transfer importing and selling rights with respect to that brand to the joint venture. In addition, subject to the consent of the brand owner, the joint venture may also sell the St. Pauli Girl brand.

The Joint Venture Agreement provides that on the closing date Barton will contribute substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated therewith (the “Barton Contributed Net Assets”) to a newly formed wholly-owned subsidiary of Barton (the “LLC”). Additionally, the Joint Venture Agreement provides that following Barton’s contribution, a subsidiary of Diblo (“Diblo Subsidiary”) will, in exchange for a 50% membership interest in the LLC, contribute cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments. The LLC will then enter into an Importer Agreement (the “Importer Agreement”) with an affiliate of Modelo that will grant the LLC the exclusive right to sell the Modelo Brands in the territories mentioned above. As a result of these transactions, Barton and Diblo will each have, directly or indirectly, equal interests in the LLC. The Importer Agreement will set forth an immediate increase in the price of the products sold to LLC of $0.25 per case, which will not be reflected in an automatic corresponding price increase charged to LLC customers, designed to reflect the relative values of the importation rights for the Western United States presently held by the Company and the importation rights for the rest of the United States. The existing importer agreement which currently gives Barton the right to import and sell the Modelo Brands primarily west of the Mississippi River will be superseded by the transactions contemplated by the Joint Venture Agreement.

The Company expects the transactions contemplated in the Joint Venture Agreement to be consummated on or after January 2, 2007. The joint venture arrangements provide that the joint venture will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term. Upon consummation of the transactions, the Company will discontinue consolidation of the imported beer business and will account for the investment in the joint venture under the equity method. Accordingly, the results of operations of the joint venture will be included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

The closing of the transactions contemplated by the Joint Venture Agreement is subject to certain closing conditions.

For further information about the agreements and arrangements relating to the joint venture, please refer to Item 1.01 of the Company’s Current Report on Form 8-K dated July 17, 2006, and filed July 18, 2006, which Item 1.01 is incorporated herein by reference in its entirety.

Acquisition in Fiscal 2007

Acquisition of Vincor

On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor is Canada’s largest producer and marketer of wine. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of  premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand.  In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa. Well-known premium brands acquired in the Vincor acquisition include Inniskillin, Jackson-Triggs, Sumac Ridge, Hawthorne Mountain, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

The acquisition of Vincor supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic regions to capitalize on the overall growth in the wine industry. In addition to complementing the Company’s current operations in the U.S., U.K., Australia and New Zealand, the acquisition of Vincor increases the Company’s global presence by adding Canada as another core market and provides the Company with the ability to capitalize on broader geographic distribution in strategic international markets. In addition, the acquisition of Vincor makes the Company the largest wine company in Canada and strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company expects to incur direct acquisition costs of approximately $11.5 million. At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $308.2 million, resulting in a total transaction value of $1,435.5 million. The purchase price was financed with borrowings under the Company’s 2006 Credit Agreement (as defined below).

The results of operations of the Vincor business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Vincor is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up, restructuring, integration and related charges, and interest expense associated with the 2006 Credit Agreement.

Results of Operations

Second Quarter 2007 Compared to Second Quarter 2006

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Second Quarter 2007 and Second Quarter 2006.

	Second Quarter 2007 Compared to Second Quarter 2006
	Net Sales
	2007	2006	% Increase
Constellation Wines:
Branded wine	$716.5	$557.0	29%
Wholesale and other	275.8	243.2	13%
Constellation Wines net sales	$992.3	$800.2	24%
Constellation Beers and Spirits:
Imported beers	$341.6	$314.2	9%
Spirits	83.6	77.6	8%
Constellation Beers and Spirits net sales	$425.2	$391.8	9%
Consolidated Net Sales	$1,417.5	$1,192.0	19%

Net sales for Second Quarter 2007 increased to $1,417.5 million from $1,192.0 million for Second Quarter 2006, an increase of $225.5 million, or 19%. This increase was due primarily to $128.9 million of net sales of products acquired in the Vincor acquisition, an increase in base branded wine net sales of $35.9 million (on a constant currency basis) and an increase in imported beer net sales of $27.4 million.

Constellation Wines

Net sales for Constellation Wines increased to $992.3 million for Second Quarter 2007 from $800.2 million in Second Quarter 2006, an increase of $192.1 million, or 24%. Branded wine net sales increased $159.5 million primarily due to $121.2 million of net sales of branded wine acquired in the Vincor acquisition and increased base branded wine net sales for North America (primarily the U.S.). The increase in net sales for the U.S. was driven by both volume gains and higher average selling prices as the consumer continues to trade up to higher priced premium wines. Wholesale and other net sales increased $32.6 million primarily due to growth in the Company’s U.K. wholesale business, a favorable foreign currency impact of $10.7 million, and $7.7 million of net sales of products acquired in the Vincor acquisition.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $425.2 million for Second Quarter 2007 from $391.8 million for Second Quarter 2006, an increase of $33.4 million, or 9%. This increase resulted primarily from an increase in imported beers net sales of $27.4 million. The growth in imported beers net sales is due primarily to volume growth in the Company’s Mexican beer portfolio.

Gross Profit

The Company’s gross profit increased to $414.8 million for Second Quarter 2007 from $348.0 million for Second Quarter 2006, an increase of $66.8 million, or 19%. The Constellation Wines segment’s gross profit increased $60.3 million primarily from gross profit of $49.7 million due to the Vincor acquisition and the increased sales for the U.S. base branded wine business partially offset by increased competition and promotional activities among suppliers in the U.K. and Australia/New Zealand, reflecting, in part, the effects of retailer consolidation in the U.K. and an oversupply of Australian wine, plus a late March 2006 increase in duty costs in the U.K. The Constellation Beers and Spirits segment’s gross profit increased $5.7 million primarily due to the volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer product costs and higher spirits material costs. However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $0.8 million in Second Quarter 2007 versus Second Quarter 2006. This decrease resulted from decreased flow through of adverse grape cost associated with the acquisition of The Robert Mondavi Corporation (“Robert Mondavi”) of $5.4 million, partially offset by increased (i) flow through of inventory step-up associated with the Vincor and Robert Mondavi acquisitions of $3.3 million and (ii) accelerated depreciation costs associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan (as each of those terms is defined below in Restructuring and Related Charges) of $1.3 million. Gross profit as a percent of net sales increased slightly to 29.3% for Second Quarter 2007 from 29.2% for Second Quarter 2006 primarily as a result of the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $204.4 million for Second Quarter 2007 from $163.7 million for Second Quarter 2006, an increase of $40.7 million, or 25%. The Constellation Wines segment’s selling, general and administrative expenses increased $20.2 million due primarily to increased advertising expenses, selling expenses and general and administrative expenses associated with the Vincor acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased slightly as increased selling expenses and general and administrative expenses were partially offset by lower advertising expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $3.7 million primarily due to expenses associated with the above-described formation of the beer joint venture and the recognition of stock-based compensation expense. Lastly, unusual items increased $15.1 million for Second Quarter 2007 as compared to Second Quarter 2006, primarily due to financing costs recorded in Second Quarter 2007 of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition and foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition. Selling, general and administrative expenses as a percent of net sales increased to 14.4% for Second Quarter 2007 as compared to 13.7% for Second Quarter 2006 primarily due to the increased unusual items discussed above as well as the recognition of stock-based compensation expense for Second Quarter 2007 of $4.1 million.

Restructuring and Related Charges

The Company recorded $21.7 million of restructuring and related charges for Second Quarter 2007 associated primarily with the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”) within the Constellation Wines segment. Restructuring and related charges included $4.6 million of employee termination benefit costs, $16.7 of contract termination costs and $0.4 million of facility consolidation/relocation costs. In addition, in connection with the Company’s worldwide wine reorganizations announced during fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”) and the Fiscal 2007 Wine Plan, the Company recorded (i) $1.3 million of accelerated depreciation charges and (ii) $1.6 million of other related costs which were recorded in the selling, general and administrative expenses line. The Company recorded $2.2 million of restructuring and related charges for Second Quarter 2006 associated primarily with the Company’s decision to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”).

For Fiscal 2007, the Company expects to incur total restructuring and related charges of $56.7 million associated primarily with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan, and the Vincor Plan (as defined below). In addition, with respect to the Fiscal 2007 Wine Plan and the Fiscal 2006 Plan, the Company expects to incur total accelerated depreciation charges and other related costs for Fiscal 2007 of $10.7 million and $20.1 million, respectively.

Acquisition-Related Integration Costs

Acquisition-related integration costs decreased to $7.4 million for Second Quarter 2007 from $7.9 million for Second Quarter 2006, a decrease of $0.5 million, or (6%). For Second Quarter 2007, acquisition-related integration costs consist of costs recorded primarily in connection with the Company's decision to restructure and integrate the operations of Vincor (the "Vincor Plan"). For Second Quarter 2006, acquisition-related integration costs consist of costs recorded in connection with the Robert Mondavi Plan.

For Fiscal 2007, the Company expects to incur total acquisition-related integration costs of $26.2 million and $0.9 million in connection with the Vincor Plan and the Robert Mondavi Plan, respectively.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Second Quarter 2007 and Second Quarter 2006.

	Second Quarter 2007 Compared to Second Quarter 2006
	Operating Income (Loss)
	2007	2006	% Increase
Constellation Wines	$163.8	$123.7	32%
Constellation Beers and Spirits	91.6	87.6	5%
Corporate Operations and Other	(18.0)	(14.3)	26%
Total Reportable Segments	237.4	197.0	21%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(56.1)	(22.8)	146%
Consolidated Operating Income	$181.3	$174.2	4%

As a result of the factors discussed above, consolidated operating income increased to $181.3 million for Second Quarter 2007 from $174.2 million for Second Quarter 2006, an increase of $7.1 million, or 4%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $56.1 million for Second Quarter 2007 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges of $21.7 million associated primarily with the Fiscal 2007 Wine Plan; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; acquisition-related integration costs of $7.4 million associated primarily with the Vincor Plan; the flow through of inventory step-up of $5.9 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor; other related charges of $1.6 million associated primarily with the Fiscal 2006 Plan; accelerated depreciation of $1.3 million associated with the Fiscal 2006 Plan and the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.9 million associated with the acquisition of Robert Mondavi; and additional loss on the sale of the Company’s branded bottled water business of $0.1 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $22.8 million for Second Quarter 2006 represent acquisition-related integration costs, adverse grape cost, and the flow through of inventory step-up associated with the Company’s acquisition of Robert Mondavi of $7.9 million, $6.3 million and $2.6 million, respectively, costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.8 million, and restructuring and related charges of $2.2 million associated primarily with the Robert Mondavi Plan.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings (losses) of equity method investees increased slightly to $0.2 million in Second Quarter 2007 from a loss of ($0.3) million in Second Quarter 2006, an increase of $0.5 million.

Gain on Change in Fair Value of Derivative Instrument

In April 2006, the Company entered into a foreign currency forward contract in connection with the acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. For Second Quarter 2007, the Company recorded a gain of $2.6 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

Interest Expense, Net

Interest expense, net of interest income of $1.6 million and $0.8 million for Second Quarter 2007 and Second Quarter 2006, respectively, increased to $72.5 million for Second Quarter 2007 from $46.9 million for Second Quarter 2006, an increase of $25.6 million, or 55%. The increase resulted from both higher average borrowings in Second Quarter 2007 primarily as a result of the financing of the Vincor acquisition and higher average interest rates.

Provision for Income Taxes

The Company’s effective tax rate increased to 38.7% for Second Quarter 2007 from 35.1% for Second Quarter 2006, an increase of 3.6%. The increase in the Company’s effective tax rate for Second Quarter 2007 was due primarily to the amount of assumed distributions of foreign earnings for Fiscal 2007. In addition, a nonrecurring benefit was recorded in Second Quarter 2006 in connection with the Company’s preliminary conclusion regarding the impact of the American Jobs Creation Act of 2004 (“AJCA”) on distributions of certain foreign earnings for the year ended February 28, 2006 (“Fiscal 2006”).

Net Income

As a result of the above factors, net income decreased to $68.4 million for Second Quarter 2007 from $82.4 million for Second Quarter 2006, a decrease of $14.0 million, or (17%).

Six Months 2007 Compared to Six Months 2006

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Six Months 2007 and Six Months 2006.

	Six Months 2007 Compared to Six Months 2006
	Net Sales
	2007	2006	% Increase
Constellation Wines:
Branded wine	$1,233.7	$1,052.4	17%
Wholesale and other	523.1	498.4	5%
Constellation Wines net sales	$1,756.8	$1,550.8	13%
Constellation Beers and Spirits:
Imported beers	$649.7	$574.6	13%
Spirits	166.9	163.1	2%
Constellation Beers and Spirits net sales	$816.6	$737.7	11%
Consolidated Net Sales	$2,573.4	$2,288.5	12%

Net sales for Six Months 2007 increased to $2,573.4 million from $2,288.5 million for Six Months 2006, an increase of $284.9 million, or 12%. This increase was due primarily to $128.9 million of net sales of products acquired in the Vincor acquisition, an increase in imported beer net sales of $75.1 million and an increase in base branded wine net sales of $66.6 million (on a constant currency basis).

Constellation Wines

Net sales for Constellation Wines increased to $1,756.8 million for Six Months 2007 from $1,550.8 million in Six Months 2006, an increase of $206.0 million, or 13%. Branded wine net sales increased $181.3 million primarily due to $121.2 million of net sales of branded wine acquired in the Vincor acquisition and increased base branded wine net sales for North America (primarily the U.S.), partially offset by decreased base branded wine net sales for Europe. The increase in base branded wine net sales for the U.S. was driven by both volume gains and higher average selling prices as the consumer continues to trade up to higher priced premium wines. The decrease in base branded wine net sales for Europe resulted primarily from a reduction in retailer inventory levels during the first quarter of fiscal 2007 in the U.K. and increased promotional activities for Six Months 2007, reflecting, in part, the effects of retailer consolidation in the U.K. and an oversupply of Australian wine. Wholesale and other net sales increased $24.7 million primarily due to a favorable foreign currency impact of $16.4 million and $7.7 million of net sales of products acquired in the Vincor acquisition.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $816.6 million for Six Months 2007 from $737.7 million for Six Months 2006, an increase of $78.9 million, or 11%. This increase resulted primarily from an increase in imported beers net sales of $75.1 million. The growth in imported beers net sales is due primarily to volume growth in the Company’s Mexican beer portfolio.

Gross Profit

The Company’s gross profit increased to $733.4 million for Six Months 2007 from $654.0 million for Six Months 2006, an increase of $79.4 million, or 12%. The Constellation Wines segment’s gross profit increased $59.1 million primarily from gross profit of $49.7 million due to the Vincor acquisition and the increased sales for the U.S. base branded wine business partially offset by increased competition and promotional activities among suppliers in the U.K. and Australia/New Zealand, reflecting, in part, the effects of retailer consolidation in the U.K. and an oversupply of Australian wine, plus a late March 2006 increase in duty costs in the U.K. The Constellation Beers and Spirits segment’s gross profit increased $13.2 million primarily due to the volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer product costs. However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $7.2 million in Six Months 2007 versus Six Months 2006. This decrease resulted from decreased flow through of adverse grape cost associated with the acquisition of Robert Mondavi of $11.5 million, partially offset by increased accelerated depreciation costs of $2.4 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan and increased flow through of inventory step-up of $1.9 million associated with the Vincor and Robert Mondavi acquisitions. Gross profit as a percent of net sales decreased to 28.5% for Six Months 2007 from 28.6% for Six Months 2006 primarily as a result of the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $377.0 million for Six Months 2007 from $321.6 million for Six Months 2006, an increase of $55.4 million, or 17%. This increase is due primarily to a $30.7 million increase in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment, an increase in the Constellation Wines segment’s selling, general and administrative expenses of $18.9 million, and the recognition of $7.7 million of stock-based compensation expense. The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased advertising expenses, selling expenses and general and administrative expenses associated with the products acquired in the Vincor acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased slightly as increased general and administrative expenses and selling expenses were partially offset by lower advertising expenses. The Corporate Operations and Other segment’s selling, general and administrative expenses were also up slightly, primarily due to the recognition of stock-based compensation expense and expenses associated with the formation of the beer joint venture. The increase in unusual costs was primarily due to (i) a $14.2 million loss on the sale of the Company’s branded bottled water business resulting from the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill, (ii) financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; and (iii) foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition. Selling, general and administrative expenses as a percent of net sales increased to 14.6% for Six Months 2007 as compared to 14.1% for Six Months 2006 primarily due to the increase in unusual costs and the recognition of stock-based compensation expense.

Restructuring and Related Charges

The Company recorded $24.0 million of restructuring and related charges for Six Months 2007 associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan. Restructuring and related charges included $7.1 million of employee termination benefit costs, $16.5 of contract termination costs and $0.4 million of facility consolidation/relocation costs. In addition, in connection with the Fiscal 2006 Plan and the Fiscal 2007 Wine Plan, the Company recorded (i) $2.4 million of accelerated depreciation charges and (ii) $3.2 million of other related costs which were recorded in the selling, general and administrative expenses line. The Company recorded $4.1 million of restructuring and related charges for Six Months 2006 associated primarily with the Robert Mondavi Plan.

For Fiscal 2007, the Company expects to incur total restructuring and related charges of $56.7 million associated primarily with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan, and the Vincor Plan (as defined below). In addition, with respect to the Fiscal 2007 Wine Plan and the Fiscal 2006 Plan, the Company expects to incur total accelerated depreciation charges and other related costs for Fiscal 2007 of $10.6 million and $20.1 million, respectively.

Acquisition-Related Integration Costs

Acquisition-related integration costs decreased to $8.1 million for Six Months 2007 from $14.3 million for Six Months 2006, a decrease of $6.2 million, or (43%). Acquisition-related integration costs consist of costs recorded in connection with the Vincor Plan and the Robert Mondavi Plan of $7.5 million and $0.6 million, respectively.

For Fiscal 2007, the Company expects to incur total acquisition-related integration costs of $26.2 million and $0.9 million in connection with the Vincor Plan and the Robert Mondavi Plan, respectively.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Six Months 2007 and Six Months 2006.

	Six Months 2007 Compared to Six Months 2006
	Operating Income (Loss)
	2007	2006	% Increase
Constellation Wines	$260.0	$219.7	18%
Constellation Beers and Spirits	174.4	163.6	7%
Corporate Operations and Other	(32.2)	(28.6)	13%
Total Reportable Segments	402.2	354.7	13%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(77.9)	(40.7)	91%
Consolidated Operating Income	$324.3	$314.0	3%

As a result of the factors discussed above, consolidated operating income increased to $324.3 million for Six Months 2007 from $314.0 million for Six Months 2006, an increase of $10.3 million, or 3%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $77.9 million for Six Months 2007 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges of $24.0 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; loss on sale of the branded bottled water business of $14.2 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; acquisition-related integration costs of $8.1 million associated with the Vincor Plan and Robert Mondavi Plan; the flow through of inventory step-up of $6.5 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; other related costs of $3.1 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $2.4 million associated with the acquisition of Robert Mondavi; and accelerated depreciation of $2.4 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Acquisition-related integration costs, restructuring and related charges and unusual costs of $40.7 million for Six Months 2006 represent acquisition-related integration costs, adverse grape cost, and the flow through of inventory step-up associated with the Company’s acquisition of Robert Mondavi of $14.3 million, $13.9 million and $4.6 million, respectively; restructuring and related charges of $4.1 million in the Constellation Wines segment associated primarily with the Robert Mondavi Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.8 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings (losses) of equity method investees increased slightly to $0.3 million in Six Months 2007 from a loss of ($0.8) million in Six Months 2006, an increase of $1.1 million.

Gain on Change in Fair Value of Derivative Instrument

In April 2006, the Company entered into a foreign currency forward contract in connection with the acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. For Six Months 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

Interest Expense, Net

Interest expense, net of interest income of $2.5 million and $1.7 million for Six Months 2007 and Six Months 2006, respectively, increased to $121.2 million for Six Months 2007 from $94.2 million for Six Months 2006, an increase of $27.0 million, or 29%. The increase resulted from both higher average borrowings in Six Months 2007 primarily as a result of the financing of the Vincor acquisition and higher average interest rates.

Provision for Income Taxes

The Company’s effective tax rate increased to 40.5% for Six Months 2007 from 27.8% for Six Months 2006, an increase of 12.7%. In Six Months 2007, the Company sold its branded bottled water business that resulted in the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill. The provision for income taxes on the sale of the branded bottled water business as well as the amount of assumed distributions of foreign earnings increased the Company’s effective tax rate for Six Months 2007. In addition, the effective tax rate for Six Months 2006 reflects the benefits recorded for adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations as well as the preliminary conclusion regarding the impact of the AJCA on Fiscal 2006 distributions of certain foreign earnings.

Net Income

As a result of the above factors, net income decreased to $153.9 million for Six Months 2007 from $158.1 million for Six Months 2006, a decrease of $4.2 million, or (3%).

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the United States, the annual grape crush normally begins in August and runs through October. In Australia, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs. In addition, the Company has used cash provided by financing activities to repurchase shares under the Company’s share repurchase program (see below) during Six Months 2007, and has since repurchased additional shares under the share repurchase program and intends to utilize cash provided by financing activities to fund the repurchase of those shares.

Six Months 2007 Cash Flows

Operating Activities

Net cash provided by operating activities for Six Months 2007 was $84.9 million, which resulted from $153.9 million of net income, plus $131.4 million of net non-cash items charged to the Consolidated Statement of Income, less $145.3 million representing the net change in the Company’s operating assets and liabilities and $55.1 million of proceeds from maturity of derivative instrument reflected in investing activities.

The net non-cash items consisted primarily of depreciation of property, plant and equipment, the deferred tax provision, and the loss on the sale of the branded bottled water business. The net change in operating assets and liabilities resulted primarily from seasonal increases in accounts receivable.

Investing Activities

Net cash used in investing activities for Six Months 2007 was $1,111.4 million, which resulted primarily from $1,091.8 million for the purchase of a business and $103.1 million of capital expenditures, partially offset by $55.1 million of proceeds from maturity of derivative instrument entered into to fix the U.S. dollar cost of the acquisition of Vincor.

Financing Activities

Net cash provided by financing activities for Six Months 2007 was $1,075.2 million resulting primarily from proceeds from issuance of long-term debt of $3,695.0 million partially offset by principal payments of long-term debt of $2,771.5 million.

Share Repurchase Program

In February 2006, the Company’s Board of Directors replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock. The repurchase of shares of common stock will be accomplished, from time to time, in management’s discretion and depending upon market conditions, through open market or privately negotiated transactions. The Company may finance such repurchases through cash generated from operations or through the senior credit facility. The repurchased shares will become treasury shares. During Six Months 2007, the Company purchased 3,243,018 shares of Class A Common Stock at an aggregate cost of $82.0 million, or at an average cost of $25.28 per share, under this share repurchase program. Subsequent to August 31, 2006, the Company completed its share repurchase program with the purchases of 651,960 shares of Class A Common Stock at an aggregate cost of $18.0 million, or at an average cost of $27.65 per share. In total under this share repurchase program, the Company purchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share.

Debt

Total debt outstanding as of August 31, 2006, amounted to $4,316.4 million, an increase of $1,506.6 million from February 28, 2006. The ratio of total debt to total capitalization increased to 57.7% as of August 31, 2006, from 48.6% as of February 28, 2006, primarily as a result of the additional borrowings in Second Quarter 2007 to finance the acquisition of Vincor.

Senior Credit Facility

2006 Credit Agreement

In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3.5 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $500 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the acquisition of Vincor and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on June 5, 2006. In August 2006, the Company used proceeds from the August 2006 Senior Notes (as defined below) to repay $180.0 million of the tranche A term loan and $200.0 million of the tranche B term loan.  In addition, the Company prepaid an additional $100.0 million on the tranche B term loan in August 2006. As of August 31, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of Fiscal 2007 and for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2007	$-	$-	$-
2008	90.0	7.6	97.6
2009	210.0	15.2	225.2
2010	270.0	15.2	285.2
2011	300.0	15.2	315.2
2012	150.0	15.2	165.2
Thereafter	-	1,431.6	1,431.6
	$1,020.0	$1,500.0	$2,520.0

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

As of August 31, 2006, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.7%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $125.0 million bearing an interest rate of 6.5%, outstanding letters of credit of $60.5 million, and $314.5 million in revolving loans available to be drawn.

As of August 31, 2006, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For Six Months 2007 and Six Months 2006, the Company reclassified $2.3 million, net of tax effect of $1.5 million, and $1.7 million, net of tax effect of $1.1 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. For the Second Quarter 2007 and Second Quarter 2006, the Company reclassified $1.5 million, net of tax effect of $1.0 million, and $1.0 million, net of tax effect of $0.6 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $376.0 million as of August 31, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2006, amounts outstanding under the foreign subsidiary credit arrangements were $216.1 million.

Senior Notes

On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement.

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($686.1 million) were used to reduce a corresponding amount of  borrowings under the Company’s 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate plus 50 basis points. The August 2006 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant operating subsidiaries guarantee the August 2006 Senior Notes, on a senior basis.

As of August 31, 2006, the Company had outstanding £1.0 million ($1.9 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of August 31, 2006, the Company had outstanding £154.0 million ($293.3 million, net of $0.3 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of August 31, 2006, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

As of August 31, 2006, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN No. 48 for fiscal years beginning March 1, 2007, with the cumulative effect of applying the provisions of FIN No. 48 reported as an adjustment to opening retained earnings. The Company is currently assessing the financial impact of FIN No. 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 for its annual financial statements for the fiscal year ending February 28, 2007. The Company believes that the initial adoption of SAB No. 108 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS No. 157 for fiscal years and interim periods beginning March 1, 2008. The Company is currently assessing the financial impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt this provision of SFAS No. 158 and to provide the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company is currently assessing the financial impact of SFAS No. 158 on its consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s expectations relative to its anticipated joint venture with Modelo and the Company's  expected restructuring and related charges, accelerated depreciation charges and other related costs, and acquisition-related integration costs, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to risks and uncertainties discussed in "Risk Factors" under Part II - Items 1A of this Quarterly Report on Form 10-Q and the risk and uncertainty that the Company’s restructuring and related charges, accelerated depreciation charges and other related costs, and acquisition-related integration costs may exceed current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or greater than anticipated implementation costs. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

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

Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2006, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of August 31, 2006, and August 31, 2005, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,195.3 million and $741.7 million, respectively. Approximately 71% of the Company’s total exposures were hedged as of August 31, 2006. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2006, and August 31, 2005, the fair value of open foreign exchange contracts would have been decreased by $140.2 million and $77.9 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,528.6 million and $1,031.8 million as of August 31, 2006, and August 31, 2005, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2006, and August 31, 2005, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $70.8 million and $26.3 million, respectively.

As of August 31, 2006, and August 31, 2005, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of August 31, 2006, and August 31, 2005, would have increased the fair value of the interest rate swaps by $41.8 million and $43.7 million, respectively.

In addition to the $1,528.6 million and $1,031.8 million estimated fair value of fixed rate debt outstanding as of August 31, 2006, and August 31, 2005, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of August 31, 2006, and August 31, 2005, of $2,845.0 million and $2,034.5 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of August 31, 2006, and August 31, 2005, is $28.5 million and $20.3 million, respectively.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

On July 17, 2006, Barton entered into an agreement to establish a joint venture with Diblo pursuant to which Corona Extra and the other Modelo Brands will be imported, marketed and sold in the United States of America and Guam. The following risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 are modified to reflect our anticipated joint venture with Modelo as follows:

Our acquisition and joint venture strategies may not be successful.

We have made a number of acquisitions, including our recent acquisition of Vincor International, Inc., and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the United States, we may enter into derivative contracts to purchase foreign currency in order to hedge against the risk of foreign currency fluctuations in connection with such acquisitions or joint venture investments, which subjects us to the risk of foreign currency fluctuations associated with such derivative contracts.

We have entered into joint ventures, including our anticipated joint venture with Modelo and may enter into additional joint ventures. We share control of our joint ventures. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with ours or the joint venture’s. In addition, our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our financial condition or results of operations. We cannot assure you that any of our acquisitions or joint ventures will be profitable. In particular, risks and uncertainties associated with our anticipated Modelo joint venture include, among others, our ability to complete the formation of the joint venture, the timetable contemplated for commencement of the joint venture, higher than expected start-up costs for the joint venture, the joint venture’s ability to operate its business successfully, the joint venture’s ability to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture and the strength of the joint venture’s relationships with its employees, suppliers and customers.

The termination or non-renewal of our imported beer distribution agreements could have a material adverse effect on our business.

We market and sell all of our imported beer products pursuant to exclusive distribution agreements with the suppliers of these products that are subject to renewal from time to time. Our agreement to distribute Corona Extra and the other Modelo Brands in 25 primarily western U.S. states expires in December 2006 and, subject to compliance with certain performance criteria, continued retention of certain personnel and other terms of the agreement, will automatically renew for additional terms of five years. Changes in control of us or our subsidiaries involved in importing Modelo Brands, or changes in the chief executive officer of such subsidiaries, may be a basis for the supplier, unless it consents to such changes, to terminate the agreement. The supplier’s consent to such changes may not be unreasonably withheld. On July 17, 2006, we entered into an agreement to establish a joint venture with Diblo pursuant to which Corona Extra and the other Modelo Brands will be imported, marketed and sold by the joint venture in the United States of America and Guam. The transactions contemplated in the agreement to establish a joint venture are expected to be consummated on or after January 2, 2007, but if the joint venture is not established as anticipated, we and our current supplier will remain bound by our current agreement. Prior to their expiration, all of our imported beer distribution agreements may be terminated if we fail to meet certain performance criteria. We believe that we are currently in compliance with all of our material imported beer distribution agreements. From time to time we have failed, and may in the future fail, to satisfy certain performance criteria in our distribution agreements. It is possible that our current beer distribution agreements may not be renewed or may be terminated prior to expiration, and, pursuant to the joint venture, the joint venture and related importation arrangements will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
June 1 - 30, 2006	-	$-	-	$100,000,000
July 1 - 31, 2006	-	-	-	100,000,000
August 1 - 31, 2006	3,250,790	25.28	3,243,018	18,027,530
Total	3,250,790	$25.28	3,243,018	$18,027,530

(1)     The total number of shares purchased includes shares tendered to the Company, as permitted under the Company’s Long-Term Stock Incentive Plan, in payment of the exercise price and taxes due upon an exercise of stock options, and open market purchase by an affiliate.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 27, 2006 (the “Annual Meeting”), the holders of the Company’s Class A Common Stock (the “Class A Stock”), voting as a separate class, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company’s Class A Stock and Class B Common Stock (the “Class B Stock”), voting together as a single class with holders of Class A Stock having one (1) vote per share and holders of Class B Stock having ten (10) votes per share, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock and Class B Stock voting together as a single class.

In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon a proposal to ratify the selection of KPMG LLP, Certified Public Accountants, as the Company’s independent public accountants for the fiscal year ending February 28, 2007, and a proposal to approve The Constellation Brands UK Sharesave Scheme.

Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

I. The results of the voting for the election of Directors of the Company are as follows:

Directors Elected by the Holders of Class A Stock:

Nominee	For	Withheld
Thomas C. McDermott	172,473,452	6,442,633
Paul L. Smith	172,392,685	6,523,400

Directors Elected by the Holders of Class A Stock and Class B Stock:

Nominee	For	Withheld
Barry A. Fromberg	413,397,466	2,633,929
Jeananne K. Hauswald	409,577,494	6,453,901
James A. Locke III	351,873,750	64,157,645
Richard Sands	411,882,676	4,148,719
Robert Sands	411,939,249	4,092,146

II. The selection of KPMG LLP was ratified with the following votes:

For:	413,936,103
Against:	785,017
Abstain:	1,310,275
Broker Nonvotes:	0

III. The Constellation Brands UK Sharesave Scheme was approved with the following votes:

For:	371,574,149
Against:	9,596,817
Abstain:	1,627,306
Broker Nonvotes:	33,233,123

Item 6.  Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 57 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: October 10, 2006	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: October 10, 2006	By:	/s/ Thomas S. Summer
Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS
Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
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

2.4
Amending Agreement, dated as of April 21, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006 and incorporated herein by reference).

2.5
Agreement to Establish a Joint Venture, dated July 17, 2006, by and between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference). (3)

2.6
Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference). (3)

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

4.11
Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affiliates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.12	Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).
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

4.18
Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affiliates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.19	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).
4.20
Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.21
Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.22
Supplemental Indenture No. 2, dated as of March 27, 2003, among the Company, CBI Australia Holdings Pty Limited (ACN 103 359 299), Constellation Australia Pty Limited (ACN 103 362 232) and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).

4.23
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

4.25
Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affiliates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.26	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.27
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

4.28
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

4.29
Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed herewith).

4.30
Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.31
Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

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

10.2
Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

10.3	Description of Compensation Arrangements for Non-Management Directors (filed herewith). (2)
10.4	The Constellation Brands UK Sharesave Scheme, as amended (filed herewith). (2)
(11)	Statement re computation of per share earnings.
Not applicable.
(15)	Letter re unaudited interim financial information.
Not applicable.
(18)	Letter re change in accounting principles.
Not applicable.
(19)	Report furnished to security holders.
Not applicable.
(22)	Published report regarding matters submitted to a vote of security holders.
Not applicable.
(23)	Consents of experts and counsel.
Not applicable.
(24)	Power of attorney.
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
(32)	Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
(99)	Additional Exhibits.
99.1
Unaudited pro forma combined financial information to reflect the Company's combined financial information as if the disposition of certain of the Company's beer assets and liabilities and the related contribution of those assets and liabilities to an equally owned joint venture occurred as of and for all periods presented (filed herewith).

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