Form 10-Q
period 2006-11-30
CONSTELLATION BRANDS, INC.
filed 2007-01-09
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2006, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	210,558,466
Class B Common Stock, Par Value $.01 Per Share	23,828,338

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)
	November 30,	February 28,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash investments	$34.7	$10.9
Accounts receivable, net	1,159.6	771.9
Inventories	2,138.9	1,704.4
Prepaid expenses and other	303.2	213.7
Total current assets	3,636.4	2,700.9
PROPERTY, PLANT AND EQUIPMENT, net	1,706.1	1,425.3
GOODWILL	3,089.1	2,193.6
INTANGIBLE ASSETS, net	1,161.3	883.9
OTHER ASSETS, net	252.4	196.9
Total assets	$9,845.3	$7,400.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$316.8	$79.9
Current maturities of long-term debt	59.7	214.1
Accounts payable	543.4	312.8
Accrued excise taxes	94.6	76.7
Other accrued expenses and liabilities	828.7	614.6
Total current liabilities	1,843.2	1,298.1
LONG-TERM DEBT, less current maturities	3,949.4	2,515.8
DEFERRED INCOME TAXES	457.9	371.2
OTHER LIABILITIES	266.9	240.3
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value - Authorized, 1,000,000 shares; Issued, none at November 30, 2006, and 170,500 shares at February 28, 2006	-	-
Class A Common Stock, $.01 par value - Authorized, 300,000,000 shares; Issued, 218,012,918 shares at November 30, 2006, and 203,651,535 shares at February 28, 2006	2.2	2.0
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,835,138 shares at November 30, 2006, and 28,863,138 shares at February 28, 2006	0.3	0.3
Additional paid-in capital	1,242.1	1,159.4
Retained earnings	1,849.1	1,592.3
Accumulated other comprehensive income	359.4	247.4
	3,453.1	3,001.4
Less-Treasury stock-
Class A Common Stock, 8,171,432 shares at November 30, 2006, and 4,474,371 shares at February 28, 2006, at cost	(123.0)	(24.0)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2006, and February 28, 2006, at cost	(2.2)	(2.2)
	(125.2)	(26.2)
Total stockholders' equity	3,327.9	2,975.2
Total liabilities and stockholders' equity	$9,845.3	$7,400.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2006	2005	2006	2005

SALES	$4,979.3	$4,402.9	$1,834.2	$1,567.9
Less - Excise taxes	(905.1)	(847.3)	(333.4)	(300.8)
Net sales	4,074.2	3,555.6	1,500.8	1,267.1
COST OF PRODUCT SOLD	(2,895.6)	(2,517.4)	(1,055.6)	(882.9)
Gross profit	1,178.6	1,038.2	445.2	384.2
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(574.8)	(478.5)	(197.8)	(156.9)
RESTRUCTURING AND RELATED CHARGES	(26.1)	(8.4)	(2.1)	(4.3)
ACQUISITION-RELATED INTEGRATION COSTS	(17.6)	(15.9)	(9.5)	(1.6)
Operating income	560.1	535.4	235.8	221.4
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	10.7	5.7	10.4	6.5
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENT	55.1	-	-	-
INTEREST EXPENSE, net	(194.3)	(142.3)	(73.1)	(48.1)
Income before income taxes	431.6	398.8	173.1	179.8
PROVISION FOR INCOME TAXES	(169.9)	(131.7)	(65.3)	(70.8)
NET INCOME	261.7	267.1	107.8	109.0
Dividends on preferred stock	(4.9)	(7.4)	-	(2.5)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$256.8	$259.7	$107.8	$106.5

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.14	$1.19	$0.47	$0.49
Basic - Class B Common Stock	$1.04	$1.08	$0.42	$0.44
Diluted	$1.09	$1.12	$0.45	$0.46

Weighted average common shares outstanding:
Basic - Class A Common Stock	203.113	196.432	209.524	197.220
Basic - Class B Common Stock	23.845	23.916	23.837	23.888
Diluted	239.889	238.669	239.396	238.583

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261.7	$267.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	92.2	86.3
Deferred tax provision	31.5	38.8
Loss on disposal of business	16.9	-
Stock-based compensation expense	12.1	0.2
Non-cash portion of loss on extinguishment of debt	11.8	-
Loss on disposal of assets	10.7	1.9
Amortization of intangible and other assets	6.0	6.0
Gain on change in fair value of derivative instrument	(55.1)	-
Equity in earnings of equity method investees	(10.7)	(5.7)
Proceeds from early termination of derivative instruments	-	42.9
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(275.7)	(161.5)
Inventories	(147.7)	(255.5)
Prepaid expenses and other current assets	(45.1)	7.3
Accounts payable	172.0	172.6
Accrued excise taxes	13.3	6.9
Other accrued expenses and liabilities	24.4	85.8
Other, net	(0.2)	(10.8)
Total adjustments	(143.6)	15.2
Net cash provided by operating activities	118.1	282.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(1,093.7)	(45.8)
Purchases of property, plant and equipment	(135.6)	(91.6)
Payment of accrued earn-out amount	(3.7)	(3.1)
Proceeds from maturity of derivative instrument	55.1	-
Proceeds from sales of businesses	28.4	17.8
Proceeds from sales of assets	8.8	119.1
Proceeds from sales of equity method investments	-	36.0
Investment in equity method investee	-	(2.7)
Other investing activities	(0.4)	(4.9)
Net cash (used in) provided by investing activities	(1,141.1)	24.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,695.0	-
Net proceeds from notes payable	210.5	111.1
Exercise of employee stock options	51.3	21.0
Excess tax benefits from stock-based payment awards	12.0	-
Proceeds from employee stock purchases	3.3	3.1
Principal payments of long-term debt	(2,780.3)	(425.3)
Purchases of treasury stock	(100.0)	-
Payment of issuance costs of long-term debt	(20.2)	-
Payment of preferred stock dividends	(7.3)	(7.4)
Net cash provided by (used in) financing activities	1,064.3	(297.5)

Effect of exchange rate changes on cash and cash investments	(17.5)	(0.8)

NET INCREASE IN CASH AND CASH INVESTMENTS	23.8	8.8
CASH AND CASH INVESTMENTS, beginning of period	10.9	17.6
CASH AND CASH INVESTMENTS, end of period	$34.7	$26.4

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$1,736.9	$49.5
Liabilities assumed	(609.6)	(1.4)
Net assets acquired	1,127.3	48.1
Plus - settlement of note payable	2.3	-
Less - issuance of note payable	-	(2.3)
Less - cash acquired	(34.9)	-
Less - direct acquisition costs accrued	(1.0)	-
Net cash paid for purchases of businesses	$1,093.7	$45.8

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006

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

In connection with the Vincor acquisition, the Company entered into a foreign currency forward contract to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness in April 2006. For the nine months ended November 30, 2006, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income, and the proceeds from maturity of the derivative instrument were reported as cash flows provided by investing activities on the Company’s Consolidated Statements of Cash Flows.

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

(in millions)
Current assets	$391.2
Property, plant and equipment	213.7
Goodwill	849.9
Trademarks	230.1
Other assets	52.0
Total assets acquired	1,736.9

Current liabilities	288.9
Long-term liabilities	320.7
Total liabilities assumed	609.6

Net assets acquired	$1,127.3

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

The following table sets forth the unaudited pro forma results of operations of the Company for the nine months ended November 30, 2006, and November 30, 2005, and the unaudited historical and unaudited pro forma results of operations of the Company for the three months ended November 30, 2006, and November 30, 2005, respectively. The unaudited pro forma results of operations for the nine months ended November 30, 2006, and November 30, 2005, and the three months ended November 30, 2005, give effect to the Vincor acquisition as if it occurred on March 1, 2005. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the nine months ended November 30, 2005, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2006	2005	2006	2005
(in millions, except per share data)
Net sales	$4,191.8	$3,978.0	$1,500.8	$1,428.3
Income before income taxes	$385.6	$427.4	$173.1	$184.9
Net income	$229.9	$289.8	$107.8	$113.6
Income available to common stockholders	$225.0	$282.4	$107.8	$111.1

Earnings per common share - basic:
Class A Common Stock	$1.00	$1.29	$0.47	$0.51
Class B Common Stock	$0.91	$1.18	$0.42	$0.46
Earnings per common share - diluted	$0.96	$1.21	$0.45	$0.48

Weighted average common shares outstanding - basic:
Class A Common Stock	203.113	196.432	209.524	197.220
Class B Common Stock	23.845	23.916	23.837	23.888
Weighted average common shares outstanding - diluted	239.889	238.669	239.396	238.583

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2006	February 28, 2006
(in millions)
Raw materials and supplies	$188.2	$82.4
In-process inventories	1,247.4	1,081.3
Finished case goods	703.3	540.7
	$2,138.9	$1,704.4

5)	PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	November 30, 2006	February 28, 2006
(in millions)
Land and land improvements	$308.5	$245.2
Vineyards	198.6	187.7
Buildings and improvements	427.2	373.2
Machinery and equipment	1,192.5	1,042.2
Motor vehicles	38.9	16.2
Construction in progress	137.8	73.9
	2,303.5	1,938.4
Less - Accumulated depreciation	(597.4)	(513.1)
	$1,706.1	$1,425.3

In October 2006, as part of the Fiscal 2007 Wine Plan (as defined in Note 18), the Company recorded an asset impairment charge of $10.8 million in connection with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held-for-sale. These Constellation Wines segment’s assets were written down to a value based on the Company’s estimate of fair value less cost to sell. Total assets held for sale as of November 30, 2006, are not material. The impairment charge is included within selling, general and administrative expenses on the Company’s Consolidated Statements of Income for the nine months and three months ended November 30, 2006.

6)	GOODWILL:

The changes in the carrying amount of goodwill for the nine months ended November 30, 2006, are as follows:

	Constellation Wines	Constellation Beers and Spirits	Consolidated
(in millions)
Balance, February 28, 2006	$2,034.9	$158.7	$2,193.6
Purchase accounting allocations	838.4	(0.9)	837.5
Foreign currency translation adjustments	80.3	-	80.3
Purchase price earn-out	3.6	-	3.6
Disposal of business	(25.9)	-	(25.9)
Balance, November 30, 2006	$2,931.3	$157.8	$3,089.1

The Constellation Wines segment's purchase accounting allocations of goodwill totaling $838.4 million consist of $849.9 million of goodwill resulting from the Vincor acquisition and a reduction of $11.5 million, net of tax, in connection with an adjustment to assumed liabilities acquired in a prior acquisition.

7)   INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2006		February 28, 2006
	Gros Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$34.5	$33.3	$3.7	$3.6
Distribution agreements	18.9	6.1	18.9	7.0
Other	3.2	2.0	2.4	1.3
Total	$56.6	41.4	$25.0	11.9

Nonamortizable intangible assets:
Trademarks		1,101.5		853.6
Agency relationships		18.4		18.4
Total		1,119.9		872.0
Total intangible assets		$1,161.3		$883.9

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.1 million and $1.4 million for the nine months ended November 30, 2006, and November 30, 2005, respectively, and $0.8 million and $0.6 million for the three months ended November 30, 2006, and November 30, 2005, respectively. Estimated amortization expense for the remaining three months of fiscal 2007 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2007	$0.9
2008	$3.2
2009	$3.1
2010	$3.1
2011	$2.8
2012	$2.5
Thereafter	$25.8

8)    OTHER ASSETS:

The major components of other assets are as follows:

	November 30, 2006	February 28, 2006
(in millions)
Investment in equity method investees	$171.5	$146.6
Deferred financing costs	37.2	34.8
Deferred tax asset	28.9	15.8
Other	28.3	15.3
	265.9	212.5
Less - Accumulated amortization	(13.5)	(15.6)
	$252.4	$196.9

The Company has several investments which are being accounted for under the equity method. The primary investments consist of Opus One, a 50% owned joint venture arrangement and a 40% interest in Ruffino S.r.l. (“Ruffino”). The percentage of ownership of the remaining investments ranges from 20% to 50%.

In connection with the Company’s investment in Ruffino, the Company’s Constellation Wines segment distributes Ruffino’s products in the U.S. Amounts purchased from Ruffino under this arrangement for the nine months and three months ended November 30, 2006, and November 30, 2005, were not material. As of November 30, 2006, amounts payable to Ruffino were not material.

Amortization expense for other assets was included in selling, general and administrative expenses and was $3.9 million and $4.6 million for the nine months ended November 30, 2006, and November 30, 2005, respectively, and $1.5 million and $1.4 million for the three months ended November 30, 2006, and November 30, 2005, respectively.

9)    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	November 30, 2006	February 28, 2006
(in millions)
Advertising and promotions	$229.0	$174.1
Income taxes payable	139.3	113.2
Salaries and commissions	71.9	77.3
Accrued interest	69.4	28.4
Accrued restructuring	55.3	25.3
Adverse grape contracts	47.6	59.1
Other	216.2	137.2
	$828.7	$614.6

10)	BORROWINGS:

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on June 5, 2006. In August 2006, the Company used proceeds from the August 2006 Senior Notes (as defined below) to repay $180.0 million of the tranche A term loan and $200.0 million of the tranche B term loan. In addition, the Company prepaid an additional $100.0 million on the tranche B term loan in August 2006. As of November 30, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2007 and for each of the five succeeding fiscal years and thereafter are as follows:

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

As of November 30, 2006, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.7%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $74.0 million bearing an interest rate of 6.5%, outstanding letters of credit of $57.6 million, and $368.4 million in revolving loans available to be drawn.

As of November 30, 2006, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the nine months ended November 30, 2006, and November 30, 2005, the Company reclassified $4.1 million, net of tax effect of $2.7 million, and $2.7 million, net of tax effect of $1.7 million, respectively, from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to Interest Expense, net in the Company’s Consolidated Statements of Income. For the three months ended November 30, 2006, and November 30, 2005, the Company reclassified $1.8 million, net of tax effect of $1.2 million, and $1.0 million, net of tax effect of $0.6 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign subsidiary facilities -
The Company has additional credit arrangements available totaling $400.7 million as of November 30, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2006, amounts outstanding under the foreign subsidiary credit arrangements were $264.1 million.

Senior notes -
On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement.

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.3 million) were used to reduce a corresponding amount of borrowings under the Company’s 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate plus 50 basis points. The August 2006 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant operating subsidiaries guarantee the August 2006 Senior Notes, on a senior basis. As of November 30, 2006, the Company had outstanding $693.3 million (net of $6.7 million unamortized discount) aggregate principal amount of August 2006 Senior Notes.

11)	INCOME TAXES:

The Company’s effective tax rate for the nine months ended November 30, 2006, and November 30, 2005, was 39.4% and 33.0%, respectively. On May 31, 2006, the Company sold its branded bottled water business. For the nine months ended November 30, 2006, the Company recorded a loss of $13.4 million on the sale which resulted from a write-off of $27.7 million of non-deductible intangible assets, primarily goodwill. The increase in the Company’s effective tax rate for the nine months ended November 30, 2006, was due primarily to the provision for income taxes on the sale of the branded bottled water business. In addition, the effective tax rate for the nine months ended November 30, 2005, reflected adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations as well as the benefit related to the impact of the American Jobs Creation Act of 2004 (the “AJCA”) on planned distributions of foreign earnings.

The Company’s effective tax rate for the three months ended November 30, 2006, and November 30, 2005, was 37.7% and 39.4%, respectively. The decrease in the Company’s effective tax rate for the three months ended November 30, 2006, was due primarily to a decrease in the amount of assumed distributions of foreign earnings for the year ending February 28, 2007.

12)   OTHER LIABILITIES:

The major components of other liabilities are as follows:

	November 30, 2006	February 28, 2006
(in millions)
Accrued pension liability	$132.7	$122.1
Adverse grape contracts	57.1	64.6
Other	77.1	53.6
	$266.9	$240.3

13)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

In connection with the Vincor acquisition, the Company acquired the Retirement Plan for Salaried Employees of Vincor International Inc. (the “Vincor Plan”) which covers substantially all salaried Canadian employees. The Vincor Plan has a defined benefit component and a defined contribution component. Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans, including the newly acquired Vincor Plan, include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2006	2005	2006	2005
(in millions)
Service cost	$3.4	$1.6	$2.3	$0.5
Interest cost	16.0	13.1	6.3	4.1
Expected return on plan assets	(18.5)	(12.6)	(7.6)	(3.9)
Plan participants’ contributions	(0.5)	-	(0.5)	-
Amortization of prior service cost	0.2	0.2	0.1	0.1
Recognized net actuarial loss	4.6	2.1	2.0	0.6
Net periodic benefit cost	$5.2	$4.4	$2.6	$1.4

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2006	2005	2006	2005
(in millions)
Service cost	$0.2	$0.2	$0.1	$0.1
Interest cost	0.2	0.2	0.1	0.1
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	-	-	-	-
Net periodic benefit cost	$0.4	$0.4	$0.2	$0.2

Contributions of $8.9 million and $3.4 million have been made by the Company to fund its defined benefit pension plans for the nine months and three months ended November 30, 2006, respectively. The Company presently anticipates contributing an additional $3.0 million to fund its defined benefit pension plans during the year ending February 28, 2007, resulting in total employer contributions of $11.9 million for the year ending February 28, 2007.

14)	STOCKHOLDERS’ EQUITY:

Stock repurchase -
In February 2006, the Company’s Board of Directors replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During the nine months ended November 30, 2006, the Company purchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share.

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

The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2006	2005	2006	2005
(in millions, except per share data)
Net income	$261.7	$267.1	$107.8	$109.0
Dividends on preferred stock	(4.9)	(7.4)	-	(2.5)
Income available to common stockholders	$256.8	$259.7	$107.8	$106.5

Weighted average common shares outstanding - basic:
Class A Common Stock	203.113	196.432	209.524	197.220
Class B Common Stock	23.845	23.916	23.837	23.888
Total weighted average common shares outstanding - basic	226.958	220.348	233.361	221.108
Stock options	6.251	8.338	6.035	7.492
Preferred stock	6.680	9.983	-	9.983
Weighted average common shares outstanding - diluted	239.889	238.669	239.396	238.583

Earnings per common share - basic:
Class A Common Stock	$1.14	$1.19	$0.47	$0.49
Class B Common Stock	$1.04	$1.08	$0.42	$0.44
Earnings per common share - diluted	$1.09	$1.12	$0.45	$0.46

Stock options to purchase 3.8 million and 3.7 million shares of Class A Common Stock at a weighted average price per share of $27.24 and $27.30 were outstanding during the nine months ended November 30, 2006, and November 30, 2005, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period. Stock options to purchase 0.2 million and 3.7 million shares of Class A Common Stock at a weighted average price per share of $29.56 and $27.26 were outstanding during the three months ended November 30, 2006, and November 30, 2005, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.

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

As a result of the adoption of SFAS No. 123(R), for the nine months and three months ended November 30, 2006, the Company recorded $12.0 million and $4.3 million, respectively, of stock-based compensation cost in selling, general and administrative expenses on the Company’s Consolidated Statements of Income. In addition, the Company recorded an income tax benefit of $3.1 million and $1.1 million for the nine months and three months ended November 30, 2006, respectively, related to this stock-based compensation cost. There was no compensation cost capitalized to assets for the nine months and three months ended November 30, 2006. The following table illustrates the effect of adopting SFAS No. 123(R) for the nine months and three months ended November 30, 2006, on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Nine Months Ended November 30, 2006		For the Three Months Ended November 30, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
(in millions, except per share data)
Income before income taxes	$431.6	$443.6	$173.1	$177.4
Net income	$261.7	$270.6	$107.8	$111.0
Cash flows from operating activities	$118.1	$130.1	$33.2	$36.4
Cash flows from financing activities	$1,064.3	$1,052.3	$(10.9)	$(14.1)

Earnings per common share - basic:
Class A Common Stock	$1.14	$1.18	$0.47	$0.48
Class B Common Stock	$1.04	$1.07	$0.42	$0.44
Earnings per common share - diluted	$1.09	$1.13	$0.45	$0.46

The following table illustrates the effect on net income and earnings per share for the nine months and three months ended November 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Nine Months Ended November 30, 2005	For the Three Months Ended November 30, 2005
(in millions, except per share data)
Net income, as reported	$267.1	$109.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.1)	(1.8)
Pro forma net income	$260.1	$107.3

Earnings per common share - basic:
Class A Common Stock, as reported	$1.19	$0.49
Class B Common Stock, as reported	$1.08	$0.44

Class A Common Stock, pro forma	$1.16	$0.48
Class B Common Stock, pro forma	$1.05	$0.44

Earnings per common share - diluted, as reported	$1.12	$0.46
Earnings per common share - diluted, pro forma	$1.08	$0.45

Long-term stock incentive plan -
Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 80,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During the nine months ended November 30, 2006, and November 30, 2005, no stock appreciation rights were granted. During the nine months ended November 30, 2006, and November 30, 2005, 8,614 shares and 7,150 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $24.75 per share and $27.96 per share, respectively.

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

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding, February 28, 2006	23,652,958	$14.43	6.5 years
Granted	5,662,681	$25.97	9.4 years
Exercised	(4,350,317)	$12.00	5.2 years
Forfeited	(471,305)	$25.48	8.7 years
Options outstanding, November 30, 2006	24,494,017	$17.32	6.7 years	$261,425,841

Options exercisable, November 30, 2006	18,783,123	$14.84	5.9 years	$247,017,992

Other information pertaining to stock options is as follows:

	For the Nine Months Ended November 30,
	2006	2005
Weighted average grant-date fair value of stock options granted	$10.04	$9.56
Total fair value of stock options vested	$1,109,530	$5,760,224
Total intrinsic value of stock options exercised	$60,288,515	$32,361,360

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Nine Months Ended November 30,
	2006	2005
Expected life	5.5 years	5.0 years
Expected volatility	31.7%	31.3%
Risk-free interest rate	4.8%	4.1%
Expected dividend yield	0.0%	0.0%

For the nine months ended November 30, 2006, and November 30, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the nine months ended November 30, 2006, and November 30, 2005, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the nine months ended November 30, 2006, and November 30, 2005, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Employee stock purchase plans -
The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the nine months ended November 30, 2006, and November 30, 2005, employees purchased 140,233 shares and 111,192 shares, respectively, under this plan.

The weighted average fair value of purchase rights granted during the nine months ended November 30, 2006, and November 30, 2005, was $5.60 and $6.47, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Nine Months Ended November 30,
	2006	2005
Expected life	0.5 years	0.5 years
Expected volatility	25.1%	29.0%
Risk-free interest rate	5.2%	3.7%
Expected dividend yield	0.0%	0.0%

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During the nine months ended November 30, 2006, and November 30, 2005, employees purchased 52,842 shares and 92,622 shares, respectively, under this plan. During the nine months ended November 30, 2006, the Company granted purchase rights with a weighted average fair value of $11.25. The fair value of the purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected purchase right life of 4.0 years, expected volatility of 28.0%, risk-free interest rate of 4.8% and expected dividend yield of 0%. The maximum number of shares which can be purchased under this grant is 396,803 shares. During the nine months ended November 30, 2005, there were no purchase rights granted.

As of November 30, 2006, there was $46.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Income over a weighted-average period of 3.4 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.

17)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments, net unrealized gains or losses on available-for-sale marketable equity securities and minimum pension liability adjustments. The reconciliation of net income to comprehensive income (loss) is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2006	2005	2006	2005
(in millions)
Net income	$261.7	$267.1	$107.8	$109.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (expense) benefit of ($10.8), $11.7, ($2.1) and $4.3, respectively	150.2	(171.2)	53.1	(55.9)
Cash flow hedges:
Net derivative losses (gains), net of tax benefit (expense) of $10.3, ($4.1), $3.2 and ($11.9), respectively	(17.8)	3.7	(3.2)	18.0
Reclassification adjustments, net of tax benefit of $4.4, $4.0, $1.0 and $2.2, respectively	(9.3)	(6.8)	(2.1)	(3.8)
Net cash flow hedges	(27.1)	(3.1)	(5.3)	14.2
Minimum pension liability adjustment, net of tax benefit (expense) of $4.8, ($3.2), $1.3 and ($1.3), respectively	(11.1)	7.4	(3.0)	2.9
Total comprehensive income	$373.7	$100.2	$152.6	$70.2

Accumulated other comprehensive income (loss), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2006	$314.7	$31.0	$(98.3)	$247.4
Current period change	150.2	(27.1)	(11.1)	112.0
Balance, November 30, 2006	$464.9	$3.9	$(109.4)	$359.4

18)	RESTRUCTURING AND RELATED CHARGES:

The Company has the following restructuring plans within its Constellation Wines segment as of November 30, 2006: (i) the Company’s plans to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations announced August 2006 (collectively, the “Fiscal 2007 Wine Plan”), (ii) the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”) announced July 2006, (iii) the Company’s worldwide wine reorganizations and the Company’s plan to consolidate certain west coast production processes in the U.S., both announced during fiscal 2006, (collectively, the “Fiscal 2006 Plan”), and (iv) the Company’s plan to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”) (announced January 2005) and the further realignment of business operations and the Company’s plan to exit the commodity concentrate product line in the U.S., both announced during fiscal 2004, (the “Fiscal 2004 Plan”), (the Robert Mondavi Plan and the Fiscal 2004 Plan are collectively referred to as “Other Plans”). For the nine months ended November 30, 2006, the Company recorded $26.1 million of restructuring and related charges associated with these plans. For the nine months ended November 30, 2005, the Company recorded $8.4 million of restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan.

Details of each plan are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Other Plans	Total
(in millions)
Restructuring liability, February 28, 2006	$-	$-	$16.7	$8.6	$25.3

Vincor acquisition	-	49.0	-	-	49.0

Restructuring charges:
Employee termination benefit costs	-	-	2.2	0.3	2.5
Contract termination costs	-	-	-	(0.2)	(0.2)
Facility consolidation/relocation costs	-	-	-	-	-
Restructuring charges, May 31, 2006	-	-	2.2	0.1	2.3
Employee termination benefit costs	2.9	0.5	1.2	-	4.6
Contract termination costs	16.0	0.7	-	-	16.7
Facility consolidation/relocation costs	-	-	0.4	-	0.4
Restructuring charges, August 31, 2006	18.9	1.2	1.6	-	21.7
Employee termination benefit costs	-	-	(0.2)	(0.1)	(0.3)
Contract termination costs	1.9	-	-	-	1.9
Facility consolidation/relocation costs	-	0.1	0.2	0.2	0.5
Restructuring charges, November 30, 2006	1.9	0.1	-	0.1	2.1
Total restructuring charges	20.8	1.3	3.8	0.2	26.1

Cash expenditures	(17.9)	(14.6)	(11.7)	(2.8)	(47.0)

Foreign currency translation adjustments	0.1	1.2	0.6	-	1.9
Restructuring liability, November 30, 2006	$3.0	$36.9	$9.4	$6.0	$55.3

    Employee termination benefit costs include the reversal of prior accruals of $0.5 million and $0.1 million related to the Fiscal 2006 Plan and the Fiscal 2004 Plan, respectively, for the three months ended November 30, 2006.  In addition, facility consolidation/relocation costs include the reversal of prior accruals of $0.3 million related to the Fiscal 2004 Plan for the three months ended November 30, 2006.

In addition, the following table presents other related costs incurred in connection with the Fiscal 2007 Wine Plan, Vincor Plan and the Fiscal 2006 Plan:

	For the Nine Months Ended November 30, 2006
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Total
(in millions)
Accelerated depreciation/inventory write-down (cost of product sold)	$2.2	$0.2	$2.3	$4.7
Asset write-down/other costs (selling, general and administrative expenses)	$11.1	$-	$3.6	$14.7

	For the Three Months Ended November 30, 2006
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Total
Accelerated depreciation/inventory write-down (cost of product sold)	$1.6	$0.2	$0.5	$2.3
Asset write-down/other costs (selling, general and administrative expenses)	$11.1	$-	$0.5	$11.6

       A summary of restructuring charges and other related costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Robert Mondavi Plan	Fiscal 2004 Plan
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$2.9	$0.5	$27.5	$2.9	$10.1
Contract termination costs	17.9	0.7	-	0.5	19.2
Facility consolidation/relocation costs	-	0.1	0.7	0.5	4.4
Total restructuring charges	20.8	1.3	28.2	3.9	33.7

Other related costs:
Accelerated depreciation/inventory write-down	2.2	0.2	15.8	-	-
Asset write-down/other costs	11.1	-	3.6	-	6.1
Total other related costs	13.3	0.2	19.4	-	6.1
Total costs incurred to date	$34.1	$1.5	$47.6	$3.9	$39.8

Total expected costs
Restructuring charges:
Employee termination benefit costs	$2.9	$1.1	$28.3	$2.9	$10.1
Contract termination costs	25.4	0.7	5.7	0.6	19.2
Facility consolidation/relocation costs	5.0	2.9	9.1	0.5	4.4
Total restructuring charges	33.3	4.7	43.1	4.0	33.7

Other related costs:
Accelerated depreciation/inventory write-down	11.3	0.6	18.4	-	-
Asset write-down/other costs	17.8	-	4.5	-	6.1
Total other related costs	29.1	0.6	22.9	-	6.1
Total expected costs	$62.4	$5.3	$66.0	$4.0	$39.8

In connection with the Company’s acquisition of Vincor and Robert Mondavi, the Company accrued $49.0 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of November 30, 2006, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $33.3 million and $5.6 million, respectively. As of February 28, 2006, the balance of the Robert Mondavi purchase accounting accrual was $8.1 million.

19)   ACQUISITION-RELATED INTEGRATION COSTS:

For the nine months ended November 30, 2006, the Company recorded $17.6 million of acquisition-related integration costs associated primarily with the Vincor Plan. Acquisition-related integration costs included $7.4 million of employee-related costs and $10.2 million of facilities and other one-time costs. For the nine months ended November 30, 2005, the Company recorded $15.9 million of acquisition-related integration costs associated with the Robert Mondavi Plan.

For the three months ended November 30, 2006, the Company recorded $9.5 million of acquisition-related integration costs associated primarily with the Vincor Plan. Acquisition-related integration costs included $3.7 million of employee-related costs and $5.8 million of facilities and other one-time costs. For the three months ended November 30, 2005, the Company recorded $1.6 million of acquisition-related integration costs associated with the Robert Mondavi Plan.

20)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

Subsequent to February 28, 2006, seven subsidiaries of the Company which were previously included as Subsidiary Guarantors (as defined below) became Subsidiary Nonguarantors (as defined below) under the Company’s existing indentures. Subsequent to August 31, 2006, six subsidiaries of the Company which were previously included as Subsidiary Nonguarantors became Subsidiary Guarantors under the Company's existing indentures. The following information sets forth the condensed consolidating balance sheets as of November 30, 2006, and February 28, 2006, the condensed consolidating statements of income for the nine months and three months ended November 30, 2006, and November 30, 2005, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2006, and November 30, 2005, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”), as if the new Subsidiary Nonguarantors and the new Subsidiary Guarantors had been in place as of and for all periods presented. The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Current Report on Form 8-K dated August 8, 2006, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2006
Current assets:
Cash and cash investments	$2.3	$3.1	$29.3	$-	$34.7
Accounts receivable, net	358.8	191.0	609.8	-	1,159.6
Inventories	40.9	1,226.2	877.7	(5.9)	2,138.9
Prepaid expenses and other	16.0	186.7	100.5	-	303.2
Intercompany receivable (payable)	1,180.0	(738.3)	(441.7)	-	-
Total current assets	1,598.0	868.7	1,175.6	(5.9)	3,636.4
Property, plant and equipment, net	38.5	801.2	866.4	-	1,706.1
Investments in subsidiaries	5,953.2	115.5	-	(6,068.7)	-
Goodwill	-	1,529.7	1,559.4	-	3,089.1
Intangible assets, net	-	580.3	581.0	-	1,161.3
Other assets, net	26.8	83.7	141.9	-	252.4
Total assets	$7,616.5	$3,979.1	$4,324.3	$(6,074.6)	$9,845.3

Current liabilities:
Notes payable to banks	$74.0	$-	$242.8	$-	$316.8
Current maturities of long-term debt	49.7	4.6	5.4	-	59.7
Accounts payable	12.3	283.8	247.3	-	543.4
Accrued excise taxes	13.1	31.2	50.3	-	94.6
Other accrued expenses and liabilities	238.5	235.5	356.6	(1.9)	828.7
Total current liabilities	387.6	555.1	902.4	(1.9)	1,843.2
Long-term debt, less current maturities	3,920.8	12.7	15.9	-	3,949.4
Deferred income taxes	(26.9)	385.7	99.1	-	457.9
Other liabilities	7.1	93.2	166.6	-	266.9
Stockholders’ equity:
Preferred stock	-	9.0	1,013.9	(1,022.9)	-
Class A and Class B common stock	2.5	100.7	281.0	(381.7)	2.5
Additional paid-in capital	1,242.1	1,320.4	1,115.6	(2,436.0)	1,242.1
Retained earnings	1,849.1	1,486.7	296.4	(1,783.1)	1,849.1
Accumulated other comprehensive income	359.4	15.6	433.4	(449.0)	359.4
Treasury stock	(125.2)	-	-	-	(125.2)
Total stockholders’ equity	3,327.9	2,932.4	3,140.3	(6,072.7)	3,327.9
Total liabilities and stockholders’ equity	$7,616.5	$3,979.1	$4,324.3	$(6,074.6)	$9,845.3

Condensed Consolidating Balance Sheet at February 28, 2006
Current assets:
Cash and cash investments	$0.9	$1.2	$8.8	$-	$10.9
Accounts receivable, net	233.0	195.3	343.6	-	771.9
Inventories	38.6	1,032.6	637.8	(4.6)	1,704.4
Prepaid expenses and other	13.6	156.4	39.3	4.4	213.7
Intercompany receivable (payable)	956.1	(1,101.3)	145.2	-	-
Total current assets	1,242.2	284.2	1,174.7	(0.2)	2,700.9
Property, plant and equipment, net	35.6	729.4	660.3	-	1,425.3
Investments in subsidiaries	4,655.8	113.1	-	(4,768.9)	-
Goodwill	-	1,308.8	884.8	-	2,193.6
Intangible assets, net	-	549.6	334.3	-	883.9
Other assets, net	24.9	69.3	102.7	-	196.9
Total assets	$5,958.5	$3,054.4	$3,156.8	$(4,769.1)	$7,400.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Notes payable to banks	$54.5	$-	$25.4	$-	$79.9
Current maturities of long-term debt	200.1	4.6	9.4	-	214.1
Accounts payable	4.4	123.1	185.3	-	312.8
Accrued excise taxes	15.6	42.9	18.2	-	76.7
Other accrued expenses and liabilities	230.6	146.1	235.1	2.8	614.6
Total current liabilities	505.2	316.7	473.4	2.8	1,298.1
Long-term debt, less current maturities	2,485.5	12.8	17.5	-	2,515.8
Deferred income taxes	(12.8)	356.1	27.9	-	371.2
Other liabilities	5.4	72.1	162.8	-	240.3
Stockholders’ equity:
Preferred stock	-	9.0	938.9	(947.9)	-
Class A and Class B common stock	2.3	6.4	28.3	(34.7)	2.3
Additional paid-in capital	1,159.4	1,034.8	879.8	(1,914.6)	1,159.4
Retained earnings	1,592.3	1,216.0	353.1	(1,569.1)	1,592.3
Accumulated other comprehensive income	247.4	30.5	275.1	(305.6)	247.4
Treasury stock	(26.2)	-	-	-	(26.2)
Total stockholders’ equity	2,975.2	2,296.7	2,475.2	(4,771.9)	2,975.2
Total liabilities and stockholders’ equity	$5,958.5	$3,054.4	$3,156.8	$(4,769.1)	$7,400.6

Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2006
Sales	$707.5	$2,728.7	$2,140.1	$(597.0)	$4,979.3
Less - excise taxes	(103.3)	(372.4)	(429.4)	-	(905.1)
Net sales	604.2	2,356.3	1,710.7	(597.0)	4,074.2
Cost of product sold	(451.1)	(1,643.2)	(1,361.1)	559.8	(2,895.6)
Gross profit	153.1	713.1	349.6	(37.2)	1,178.6
Selling, general and administrative expenses	(159.3)	(235.3)	(218.3)	38.1	(574.8)
Restructuring and related charges	(0.2)	(4.3)	(21.6)	-	(26.1)
Acquisition-related integration costs	(0.4)	(4.6)	(12.6)	-	(17.6)
Operating (loss) income	(6.8)	468.9	97.1	0.9	560.1
Equity in earnings of equity method investees and subsidiaries	342.5	12.5	2.8	(347.1)	10.7
Gain on change in fair value of derivative instrument	-	55.1	-	-	55.1
Interest expense, net	(107.6)	(61.6)	(25.1)	-	(194.3)
Income before income taxes	228.1	474.9	74.8	(346.2)	431.6
Benefit from (provision for) income taxes	33.6	(204.5)	1.4	(0.4)	(169.9)
Net income	261.7	270.4	76.2	(346.6)	261.7
Dividends on preferred stock	(4.9)	-	-	-	(4.9)
Income available to common stockholders	$256.8	$270.4	$76.2	$(346.6)	$256.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2005
Sales	$905.0	$2,334.2	$1,826.8	$(663.1)	$4,402.9
Less - excise taxes	(120.5)	(340.8)	(386.0)	-	(847.3)
Net sales	784.5	1,993.4	1,440.8	(663.1)	3,555.6
Cost of product sold	(632.8)	(1,410.8)	(1,135.3)	661.5	(2,517.4)
Gross profit	151.7	582.6	305.5	(1.6)	1,038.2
Selling, general and administrative expenses	(123.1)	(183.8)	(171.6)	-	(478.5)
Restructuring and related charges	-	(4.4)	(4.0)	-	(8.4)
Acquisition-related integration costs	-	(13.8)	(2.1)	-	(15.9)
Operating income	28.6	380.6	127.8	(1.6)	535.4
Equity in earnings of equity method investees and subsidiaries	287.9	15.4	0.2	(297.8)	5.7
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest (expense) income, net	(59.9)	(125.0)	42.6	-	(142.3)
Income before income taxes	256.6	271.0	170.6	(299.4)	398.8
Benefit from (provision for) income taxes	10.5	(130.3)	(12.4)	0.5	(131.7)
Net income	267.1	140.7	158.2	(298.9)	267.1
Dividends on preferred stock	(7.4)	-	-	-	(7.4)
Income available to common stockholders	$259.7	$140.7	$158.2	$(298.9)	$259.7

Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2006
Sales	$282.1	$958.2	$737.8	$(143.9)	$1,834.2
Less - excise taxes	(39.9)	(125.6)	(167.9)	-	(333.4)
Net sales	242.2	832.6	569.9	(143.9)	1,500.8
Cost of product sold	(174.7)	(582.4)	(427.4)	128.9	(1,055.6)
Gross profit	67.5	250.2	142.5	(15.0)	445.2
Selling, general and administrative expenses	(52.1)	(79.2)	(82.8)	16.3	(197.8)
Restructuring and related charges	(0.2)	0.4	(2.3)	-	(2.1)
Acquisition-related integration costs	(0.4)	(2.1)	(7.0)	-	(9.5)
Operating income	14.8	169.3	50.4	1.3	235.8
Equity in earnings of equity method investees and subsidiaries	130.0	10.4	1.4	(131.4)	10.4
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest expense, net	(49.3)	(11.4)	(12.4)	-	(73.1)
Income before income taxes	95.5	168.3	39.4	(130.1)	173.1
Benefit from (provision for) income taxes	12.3	(76.2)	(1.0)	(0.4)	(65.3)
Net income	107.8	92.1	38.4	(130.5)	107.8
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$107.8	$92.1	$38.4	$(130.5)	$107.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2005
Sales	$361.3	$819.0	$656.8	$(269.2)	$1,567.9
Less - excise taxes	(47.4)	(112.6)	(140.8)	-	(300.8)
Net sales	313.9	706.4	516.0	(269.2)	1,267.1
Cost of product sold	(253.9)	(498.6)	(399.6)	269.2	(882.9)
Gross profit	60.0	207.8	116.4	-	384.2
Selling, general and administrative expenses	(39.9)	(59.4)	(57.6)	-	(156.9)
Restructuring and related charges	-	(1.7)	(2.6)	-	(4.3)
Acquisition-related integration costs	-	(1.7)	0.1	-	(1.6)
Operating income	20.1	145.0	56.3	-	221.4
Equity in earnings of equity method investees and subsidiaries	106.2	10.0	0.8	(110.5)	6.5
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest expense, net	(15.6)	(30.0)	(2.5)	-	(48.1)
Income before income taxes	110.7	125.0	54.6	(110.5)	179.8
Provision for income taxes	(1.7)	(60.8)	(8.3)	-	(70.8)
Net income	109.0	64.2	46.3	(110.5)	109.0
Dividends on preferred stock	(2.5)	-	-	-	(2.5)
Income available to common stockholders	$106.5	$64.2	$46.3	$(110.5)	$106.5

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2006
Net cash (used in) provided by operating activities	$(212.3)	$407.5	$(77.1)	$-	$118.1

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(2.1)	(1,091.6)	-	(1,093.7)
Purchases of property, plant and equipment	(2.7)	(58.5)	(74.4)	-	(135.6)
Payment of accrued earn-out amount	-	(3.7)	-	-	(3.7)
Proceeds from maturity of derivative instrument	-	55.1	-	-	55.1
Proceeds from sales of businesses	-	-	28.4	-	28.4
Proceeds from sales of assets	-	-	8.8	-	8.8
Proceeds from sales of equity method investments	-	-	-	-	-
Investment in equity method investee	-	-	-	-	-
Other investing activities	-	-	(0.4)	-	(0.4)
Net cash used in investing activities	(2.7)	(9.2)	(1,129.2)	-	(1,141.1)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	(991.0)	(316.9)	1,307.9	-	-
Proceeds from issuance of long-term debt	3,693.1	1.9	-	-	3,695.0
Net proceeds from notes payable	19.5	-	191.0	-	210.5
Exercise of employee stock options	51.3	-	-	-	51.3
Excess tax benefits from share-based payment awards	12.0	-	-	-	12.0
Proceeds from employee stock purchases	3.3	-	-	-	3.3
Principal payments of long-term debt	(2,444.3)	(81.4)	(254.6)	-	(2,780.3)
Purchases of treasury stock	(100.0)	-	-	-	(100.0)
Payment of issuance costs of long- term debt	(20.2)	-	-	-	(20.2)
Payment of preferred stock dividends	(7.3)	-	-	-	(7.3)
Net cash provided by (used in) financing activities	216.4	(396.4)	1,244.3	-	1,064.3

Effect of exchange rate changes on cash and cash investments	-	-	(17.5)	-	(17.5)

Net increase in cash and cash investments	1.4	1.9	20.5	-	23.8
Cash and cash investments, beginning of period	0.9	1.2	8.8	-	10.9
Cash and cash investments, end of period	$2.3	$3.1	$29.3	$-	$34.7

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2005
Net cash (used in) provided by operating activities	$(1.2)	$297.1	$(13.6)	$-	$282.3

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(45.8)	-	-	(45.8)
Purchases of property, plant and equipment	(4.0)	(35.5)	(52.1)	-	(91.6)
Payment of accrued earn-out amount	-	(3.1)	-	-	(3.1)
Proceeds from maturity of derivative instrument	-	-	-	-	-
Proceeds from sales of businesses	-	17.8	-	-	17.8
Proceeds from sales of assets	-	118.1	1.0	-	119.1
Proceeds from sales of equity method investments	-	36.0	-	-	36.0
Investment in equity method investee	-	-	(2.7)	-	(2.7)
Other investing activities	-	(5.0)	0.1	-	(4.9)
Net cash (used in) provided by investing activities	(4.0)	82.5	(53.7)	-	24.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	314.0	(377.1)	63.1	-	-
Proceeds from issuance of long-term debt	-	-	-	-	-
Net proceeds from notes payable	94.0	-	17.1	-	111.1
Exercise of employee stock options	21.0	-	-	-	21.0
Excess tax benefits from share-based payment awards	-	-	-	-	-
Proceeds from employee stock purchases	3.1	-	-	-	3.1
Principal payments of long-term debt	(416.6)	(6.0)	(2.7)	-	(425.3)
Purchases of treasury stock	-	-	-	-	-
Payment of issuance costs of long- term debt	-	-	-	-	-
Payment of preferred stock dividends	(7.4)	-	-	-	(7.4)
Net cash provided by (used in) financing activities	8.1	(383.1)	77.5	-	(297.5)

Effect of exchange rate changes on cash and cash investments	-	-	(0.8)	-	(0.8)

Net increase (decrease) in cash and cash investments	2.9	(3.5)	9.4	-	8.8
Cash and cash investments, beginning of period	-	9.3	8.3	-	17.6
Cash and cash investments, end of period	$2.9	$5.8	$17.7	$-	$26.4

21)	BUSINESS SEGMENT INFORMATION:

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

For the nine months ended November 30, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $26.1 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $24.4 million associated primarily with the Company’s acquisition of Vincor; acquisition-related integration costs of $17.6 million associated primarily with the Vincor Plan; other charges of $14.7 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan included within selling, general and administrative expenses; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; the flow through of adverse grape cost of $3.0 million associated with the acquisition of Robert Mondavi; and accelerated depreciation costs and the write-down of certain inventory of $4.2 million and $0.5 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts. For the nine months ended November 30, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated primarily with the Company's acquisition of Robert Mondavi of $20.2 million, $15.9 million, and $6.6 million, respectively; restructuring and related charges of $8.4 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; accelerated depreciation costs of $7.2 million associated with the Fiscal 2006 Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million.

For the three months ended November 30, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of inventory step-up of $17.9 million associated primarily with the Company’s acquisition of Vincor; other charges of $11.6 million associated primarily with the Fiscal 2007 Wine Plan included in selling, general and administrative expenses; acquisition-related integration costs of $9.5 million associated primarily with the Vincor Plan; restructuring and related charges of $2.1 million associated primarily with the Fiscal 2007 Wine Plan; accelerated depreciation costs of $1.8 million associated primarily with the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.6 million associated with the acquisition of Robert Mondavi; and the write-down of certain inventory of $0.5 million associated with the Fiscal 2006 Plan and the Vincor Plan; partially offset by a reduction in the loss on the sale of the Company’s branded bottled water business of $0.8 million. For the three months ended November 30, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of accelerated depreciation costs and restructuring and related charges associated primarily with the Fiscal 2006 Plan of $7.2 million and $4.3 million, respectively; the flow through of adverse grape cost, the flow through of inventory step-up, and acquisition-related integration costs associated primarily with the Company's acquisition of Robert Mondavi of $6.3 million, $2.0 million, and $1.6 million, respectively; and reimbursement of costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $0.4 million.

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

Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2006	2005	2006	2005
(in millions)
Constellation Wines:
Net sales:
Branded wine	$2,049.6	$1,724.6	$815.9	$672.2
Wholesale and other	814.4	743.9	291.3	245.5
Net sales	$2,864.0	$2,468.5	$1,107.2	$917.7
Segment operating income	$474.3	$404.1	$214.3	$184.4
Equity in earnings of equity method investees	$10.7	$5.7	$10.4	$6.5
Long-lived assets	$1,575.6	$1,314.5	$1,575.6	$1,314.5
Investment in equity method investees	$171.5	$163.1	$171.5	$163.1
Total assets	$8,837.5	$6,811.3	$8,837.5	$6,811.3
Capital expenditures	$109.2	$84.3	$29.2	$26.4
Depreciation and amortization	$83.9	$78.6	$30.8	$29.7

Constellation Beers and Spirits:
Net sales:
Imported beers	$953.5	$837.4	$303.8	$262.8
Spirits	256.7	249.7	89.8	86.6
Net sales	$1,210.2	$1,087.1	$393.6	$349.4
Segment operating income	$251.7	$236.9	$77.3	$73.3
Long-lived assets	$96.4	$84.2	$96.4	$84.2
Total assets	$916.5	$832.5	$916.5	$832.5
Capital expenditures	$8.2	$5.5	$3.8	$1.8
Depreciation and amortization	$8.8	$8.0	$3.0	$2.8

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(44.8)	$(43.9)	$(12.6)	$(15.3)
Long-lived assets	$34.1	$15.4	$34.1	$15.4
Total assets	$91.3	$58.7	$91.3	$58.7
Capital expenditures	$18.2	$1.8	$(0.5)	$0.4
Depreciation and amortization	$5.5	$5.7	$2.2	$1.7

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(121.1)	$(61.7)	$(43.2)	$(21.0)

Consolidated:
Net sales	$4,074.2	$3,555.6	$1,500.8	$1,267.1
Operating income	$560.1	$535.4	$235.8	$221.4
Equity in earnings of equity method investees	$10.7	$5.7	$10.4	$6.5
Long-lived assets	$1,706.1	$1,414.1	$1,706.1	$1,414.1
Investment in equity method investees	$171.5	$163.1	$171.5	$163.1
Total assets	$9,845.3	$7,702.5	$9,845.3	$7,702.5
Capital expenditures	$135.6	$91.6	$32.5	$28.6
Depreciation and amortization	$98.2	$92.3	$36.0	$34.2

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 for its annual financial statements for the fiscal year ending February 28, 2007. The Company does not expect the initial adoption of SAB No. 108 to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt this provision of SFAS No. 158 and to provide the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company does not expect the adoption of the required provision of SFAS No. 158 as of February 28, 2007, to have a material impact on its consolidated financial statements.

23)    SUBSEQUENT EVENT:

On July 17, 2006, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, entered into an Agreement to Establish Joint Venture (the “Joint Venture Agreement”) with Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch, Inc., pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) will be sold and imported in the 50 states of the United States of America, the District of Columbia and Guam. Also, the owner of the Tsingtao brand has transferred importing and selling rights with respect to that brand to the joint venture. In addition, the owner of the St. Pauli Girl brand has indicated that it intends to transfer importing and selling rights to that brand to the joint venture, and has authorized the joint venture to commence importation and sales of the St. Pauli Girl brand in the meantime. On January 2, 2007, the parties completed the closing (the “Closing”) of the transactions contemplated in the Joint Venture Agreement, as amended at Closing.

Pursuant to the Joint Venture Agreement, Barton established Crown Imports LLC, a wholly-owned subsidiary formed as a Delaware limited liability company (“Crown”). On January 2, 2007, pursuant to a Barton Contribution Agreement, dated July 17, 2006, among Barton, Diblo and Crown (the “Barton Contribution Agreement”), Barton transferred to Crown substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated therewith (the “Barton Contributed Net Assets”). At the Closing, GModelo Corporation, a Delaware corporation (the “Diblo Subsidiary”), a subsidiary of Diblo joined Barton as a member of Crown, and, in exchange for a 50% membership interest in Crown, contributed cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments.

Also on January 2, 2007, Crown and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, entered into an Importer Agreement (the “Importer Agreement”), pursuant to which Extrade II granted to Crown the exclusive right to sell the Modelo Brands in the territories mentioned above, and Crown and Marcas Modelo, S.A. de C.V. (“Marcas Modelo”), entered into a Sub-license Agreement (the “Sub-license Agreement”), pursuant to which Marcas Modelo granted Crown an exclusive sub-license to use certain trademarks related to the Modelo Brands within this territory.

As a result of these transactions, Barton and Diblo each have, directly or indirectly, equal interests in Crown and each of Barton and Diblo have appointed an equal number of directors to the Board of Directors of Crown.

The Importer Agreement sets forth an immediate increase in the price of the products sold to Crown of $0.25 per case, subject to adjustment by the parties. Such initial price increase is not intended to be reflected in an automatic corresponding price increase charged to Crown customers. It is designed to reflect the relative values of the importation rights for the Western United States previously held by Barton and the importation rights for the rest of the United States. The importer agreement that previously gave Barton the right to import and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions contemplated by the Joint Venture Agreement, as amended. The contribution by Diblo Subsidiary in exchange for a 50% membership interest in Crown does not constitute the acquisition of a business by the Company.

The joint venture and the related importation arrangements provide that the joint venture will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term. Upon consummation of the transactions, the Company discontinued consolidation of the imported beer business and accounts for the investment in the joint venture under the equity method. Accordingly, the results of operations of the joint venture will be included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, spirits and imported beer categories. The Company has the largest wine business in the world and is the largest multi-category (wine, spirits and imported beer) supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom (“U.K.”). In addition, with the acquisition of Vincor (as defined below), the Company is the largest producer and marketer of wine in Canada. As of January 2, 2007, the Company will continue to supply imported beer in the U.S. thorough its investment in Crown Imports LLC (see "Recent Development" section below).

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

The Company’s business strategy is to remain focused across the beverage alcohol industry by offering a broad range of products in each of the Company’s three major categories: wine, spirits and imported beer. The Company intends to keep its portfolio positioned for superior top-line growth while maximizing the profitability of its brands. In addition, the Company seeks to increase its relative importance to key customers in major markets by increasing its share of their overall purchasing, which is increasingly important in a consolidating industry. The Company’s strategy of breadth across categories and geographies is designed to deliver long-term profitable growth. This strategy allows the Company more investment choices, provides flexibility to address changing market conditions and creates stronger routes-to-market.

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s five core markets (U.S., Canada, U.K., Australia and New Zealand) within the Company’s three geographic regions (North America, Europe and Australia/New Zealand). Within North America, the Company offers a wide range of beverage alcohol products across the branded wine, spirits and imported beer categories in the U.S. and is the largest producer and marketer of branded wines in Canada. In Europe, the Company leverages its position as the largest wine supplier in the U.K. In addition, the Company leverages its U.K. wholesale business as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products primarily to the on-premise business. Within Australia/New Zealand, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest producers of wine in Australia and New Zealand.

The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

The environment for the Company’s products is competitive in each of the Company’s core markets, due, in part, to industry and retail consolidation. In particular, the U.K. and Australian markets have grown increasingly competitive, as further described below. Competition in the U.S. beer and spirits markets is normally intense, with domestic and imported beer producers increasing brand spending in an effort to gain market share.

The U.K. wine market is primarily an import market, with Australian wines comprising nearly one-quarter of all wine sales in the U.K. off-premise business. The Australian wine market is primarily a domestic market. The Company has leading share positions in the Australian wine category in both the U.K. and Australian markets.

In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. A surplus of Australian wine has made very low cost bulk wine available to retailers which has allowed certain of these large retailers to quickly create and build private label brands in the Australian wine category. With growth in the U.K. wine market moderating and significant growth in private label brands, the Company has experienced declines in both volume and pricing. These markets have become increasingly competitive resulting in the Company’s difficulty to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In Australia, the domestic market remains competitive due to the surplus of Australian bulk wine, resulting in pricing pressures on the Company’s products, in particular on the box wine category. These conditions are expected to persist at least until the Australian bulk wine market firms. These factors have resulted in a decrease in the Company's net sales for the U.K. and a decrease in gross profit associated with the Company's Australian portfolio sold in the U.K.

Two years of record Australian grape harvests in calendar 2004 and 2005 have contributed to the surplus of Australian bulk wine. The calendar 2006 Australian grape harvest was slightly lower than the prior year’s harvest. However, this has not had a significant impact on the current surplus. The calendar 2007 Australian grape harvest is expected to be significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. The effects of the ongoing drought conditions are also expected by many industry projections to impact the size of the calendar 2008 Australian grape harvest. Significant reductions in the calendar 2007 and 2008 Australian grape harvests could have a substantial impact on the current surplus and may result in higher pricing for Australian bulk wine. In the U.S., the smaller than average calendar 2006 California grape harvest which followed a larger than average calendar 2005 California grape harvest should result in overall supply remaining generally in balance with demand.

For the three months ended November 30, 2006 (“Third Quarter 2007”), the Company’s net sales increased 18% over the three months ended November 30, 2005 (“Third Quarter 2006”), primarily from net sales of products acquired in the Vincor acquisition and increases in imported beer net sales. Operating income increased 7% over the comparable prior year period resulting from the increased sales discussed above, partially offset by increased “acquisition-related integration costs, restructuring and related charges and unusual costs” and the competitive market conditions in the U.K. The competitive market conditions have prevented the Company from recovering the increases in U.K. duty costs and unfavorably impacted Australian fixed cost absorption resulting from the lower U.K. sales. Net income decreased 1% over the comparable prior year period primarily as a result of increased interest expense partially offset by the increase in operating income.

For the nine months ended November 30, 2006 (“Nine Months 2007”), the Company’s net sales increased 15% over the nine months ended November 30, 2005 (“Nine Months 2006”), primarily from net sales of products acquired in the Vincor acquisition and increases in imported beer net sales and base branded wine net sales. (References to base branded wine net sales exclude the net sales of branded wine acquired in the acquisition of Vincor.) Operating income increased 5% over the comparable prior year period resulting from the increased sales discussed above, partially offset by increased “acquisition-related integration costs, restructuring and related charges and unusual costs,” the recognition of stock-based compensation expense due to the Company’s March 1, 2006, adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” and the competitive market conditions in the U.K. Net income decreased 2% over the comparable prior year period primarily due to increased interest expense combined with an increased provision for income taxes, partially offset by a gain on change in fair value of derivative instrument entered into in connection with the acquisition of Vincor and the increase in operating income.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Third Quarter 2007 compared to Third Quarter 2006 and for Nine Months 2007 compared to Nine Months 2006, and (ii) financial liquidity and capital resources for Nine Months 2007. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2007 (“Fiscal 2007”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Current Report on Form 8-K dated August 8, 2006.

Recent Development

Imported Beer Joint Venture

On July 17, 2006, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, entered into an Agreement to Establish Joint Venture (the “Joint Venture Agreement”) with Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch, Inc., pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) will be sold and imported in the 50 states of the United States of America, the District of Columbia and Guam. Also, the owner of the Tsingtao brand has transferred importing and selling rights with respect to that brand to the joint venture. In addition, the owner of the St. Pauli Girl brand has indicated that it intends to transfer importing and selling rights to that brand to the joint venture, and has authorized the joint venture to commence importation and sales of the St. Pauli Girl brand in the meantime. On January 2, 2007, the parties completed the closing (the "Closing") of the transactions contemplated in the Joint Venture Agreement, as amended at Closing.

Pursuant to the Joint Venture Agreement, Barton established Crown Imports LLC, a wholly-owned subsidiary formed as a Delaware limited liability company (“Crown”). On January 2, 2007, pursuant to a Barton Contribution Agreement, dated July 17, 2006, among Barton, Diblo and Crown, (the Barton Contibution Agreement"), Barton transferred to Crown substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated therewith (the "Barton Contributed Net Assets"). At the Closing, GModelo Corporation, a Delaware corporation (the “Diblo Subsidiary”), a subsidiary of Diblo joined Barton as a member of Crown, and, in exchange for a 50% membership interest in Crown, contributed cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments.

Also on January 2, 2007, Crown and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, entered into an Importer Agreement (the “Importer Agreement”), pursuant to which Extrade II granted to Crown the exclusive right to sell the Modelo Brands in the territories mentioned above, and Crown and Marcas Modelo, S.A. de C.V. (“Marcas Modelo”), entered into a Sub-license Agreement (the “Sub-license Agreement”), pursuant to which Marcas Modelo granted Crown an exclusive sub-license to use certain trademarks related to the Modelo Brands within this territory.

As a result of these transactions, Barton and Diblo each have, directly or indirectly, equal interests in Crown and each of Barton and Diblo have appointed an equal number of directors to the Board of Directors of Crown.

      The Importer Agreement sets forth an immediate increase in the price of the products sold to Crown of $0.25 per case, subject to adjustment by the parties.  Such initial price increase is not intended to be reflected in an automatic corresponding price increase charged to Crown customers. It is designed to reflect the relative values of the importation rights for the Western United States previously held by Barton and the importation rights for the rest of the United States. The importer agreement that previously gave Barton the right to import and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions contemplated by the Joint Venture Agreement, as amended. The contribution by Diblo Subsidiary in exchange for a 50% membership interest in Crown does not constitute the acquisition of a business by the Company.

The joint venture and the related importation arrangements provide that the joint venture will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term. Upon consummation of the transactions, the Company discontinued consolidation of the imported beer business and accounts for the investment in the joint venture under the equity method. Accordingly, the results of operations of the joint venture are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

For further information about the agreements and arrangements relating to the joint venture, please refer to Item 1.01 of the Company’s Current Report on Form 8-K dated January 2, 2007, and filed January 3, 2007, which Item 1.01 is incorporated herein by reference in its entirety.

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

The results of operations of the Vincor business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Vincor is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of inventory step-up, restructuring, integration and related charges, and interest expense associated with the 2006 Credit Agreement.

Results of Operations

Third Quarter 2007 Compared to Third Quarter 2006

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Third Quarter 2007 and Third Quarter 2006.

	Third Quarter 2007 Compared to Third Quarter 2006
	Net Sales
	2007	2006	% Increase
Constellation Wines:
Branded wine	$815.9	$672.2	21%
Wholesale and other	291.3	245.5	19%
Constellation Wines net sales	$1,107.2	$917.7	21%
Constellation Beers and Spirits:
Imported beers	$303.8	$262.8	16%
Spirits	89.8	86.6	4%
Constellation Beers and Spirits net sales	$393.6	$349.4	13%
Consolidated Net Sales	$1,500.8	$1,267.1	18%

Net sales for Third Quarter 2007 increased to $1,500.8 million from $1,267.1 million for Third Quarter 2006, an increase of $233.7 million, or 18%. This increase was due primarily to $151.4 million of net sales of products acquired in the Vincor acquisition, an increase in imported beer net sales of $41.0 million and a favorable foreign currency impact of $30.4 million.

Constellation Wines

Net sales for Constellation Wines increased to $1,107.2 million for Third Quarter 2007 from $917.7 million in Third Quarter 2006, an increase of $189.5 million, or 21%. Branded wine net sales increased $143.7 million primarily due to $140.9 million of net sales of branded wine acquired in the Vincor acquisition, an increase in base branded wine net sales for North America (primarily the U.S.) and a favorable foreign currency impact of $9.4 million, partially offset by a decrease in base branded wine net sales for Europe (primarily the U.K.). The increase in base branded wine net sales for the U.S. was driven primarily by higher average selling prices as the consumer continues to trade up to higher priced premium wines. The decrease in base branded wine net sales for the U.K. was driven by both lower volumes and pricing due to the highly competitive pricing market for private label and branded wine resulting from the significant oversupply of Australian wine. Wholesale and other net sales increased $45.8 million primarily due to a favorable foreign currency impact of $21.0 million and a favorable product mix shift in the Company’s U.K. wholesale business.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $393.6 million for Third Quarter 2007 from $349.4 million for Third Quarter 2006, an increase of $44.2 million, or 13%. This increase resulted primarily from an increase in imported beers net sales of $41.0 million, which is due primarily to volume growth in the Company’s Mexican beer portfolio.

Gross Profit

The Company’s gross profit increased to $445.2 million for Third Quarter 2007 from $384.2 million for Third Quarter 2006, an increase of $61.0 million, or 16%. The Constellation Wines segment’s gross profit increased $58.3 million primarily from gross profit of $65.1 million due to the Vincor acquisition partially offset by increased competition and promotional activities among suppliers in the U.K. and Australia, reflecting, in part, the effects of the oversupply of Australian wine and the retailer consolidation in the U.K., plus a late March 2006 increase in duty costs in the U.K. The Constellation Beers and Spirits segment’s gross profit increased $8.0 million primarily due to the volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer transportation costs and higher spirits material costs. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $5.3 million in Third Quarter 2007 versus Third Quarter 2006. This increase resulted primarily from increased flow through of inventory step-up of $15.8 million associated primarily with the Vincor acquisition and the write-down of certain inventory of $0.5 million associated with the Fiscal 2006 Plan and the Vincor Plan (as each of those terms is defined below in Restructuring and Related Charges) partially offset by decreased flow through of adverse grape cost associated with the acquisition of The Robert Mondavi Corporation (“Robert Mondavi”) of $5.7 million and decreased accelerated depreciation costs associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan (as defined below in Restructuring and Related Charges) of $5.5 million. Gross profit as a percent of net sales decreased to 29.7% for Third Quarter 2007 from 30.3% for Third Quarter 2006 primarily as a result of the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $197.8 million for Third Quarter 2007 from $156.9 million for Third Quarter 2006, an increase of $40.9 million, or 26%. The Constellation Wines segment’s selling, general and administrative expenses increased $28.4 million due primarily to increased advertising expenses, selling expenses and general and administrative expenses resulting from the Vincor acquisition. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $4.0 million primarily due to increased advertising behind the growth in the segment’s net sales. The Corporate Operations and Other segment’s selling, general and administrative expenses decreased $2.7 million primarily due to lower annual management incentive compensation expense. Lastly, unusual items increased $11.2 million for Third Quarter 2007 as compared to Third Quarter 2006, primarily due to the write-down of an Australian winery and certain Australian vineyards to fair value less cost to sell in connection with the Fiscal 2007 Wine Plan. Selling, general and administrative expenses as a percent of net sales increased to 13.2% for Third Quarter 2007 as compared to 12.4% for Third Quarter 2006 primarily due to the increased unusual items discussed above as well as the recognition of stock-based compensation expense for Third Quarter 2007 of $4.4 million.

Restructuring and Related Charges

The Company recorded $2.1 million of restructuring and related charges for Third Quarter 2007 associated primarily with the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”) within the Constellation Wines segment. Restructuring and related charges included a net credit of $0.3 million of employee termination benefit costs (net of reversal of prior accruals of $0.6 million), $1.9 million of contract termination costs and $0.5 million of facility consolidation/relocation costs (net of reversal of prior accruals of $0.3 million). In addition, in connection with the Company’s worldwide wine reorganizations announced during the year ended February 28, 2006 (“Fiscal 2006”) and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”), the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”) and the Fiscal 2007 Wine Plan, the Company recorded (i) $1.8 million of accelerated depreciation charges and $0.5 million of inventory write-downs and (ii) $11.6 million of other charges in the cost of product sold line and the selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Income. The Company recorded $4.3 million of restructuring and related charges for Third Quarter 2006 associated primarily with the Fiscal 2006 Plan and the Company’s plan to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”).

For Fiscal 2007, the Company expects to incur total restructuring and related charges of $36.5 million associated primarily with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan, and the Vincor Plan. In addition, with respect to these plans, the Company expects to incur total accelerated depreciation charges, inventory write-downs and other charges for Fiscal 2007 of $6.7 million, $0.9 million and $16.3 million, respectively.

Acquisition-Related Integration Costs

Acquisition-related integration costs increased to $9.5 million for Third Quarter 2007 from $1.6 million for Third Quarter 2006, an increase of $7.9 million. For Third Quarter 2007, acquisition-related integration costs consist of costs recorded primarily in connection with the Vincor Plan. For Third Quarter 2006, acquisition-related integration costs consist of costs recorded in connection with the Robert Mondavi Plan.

For Fiscal 2007, the Company expects to incur total acquisition-related integration costs of $25.4 million and $1.0 million in connection with the Vincor Plan and the Robert Mondavi Plan, respectively.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Third Quarter 2007 and Third Quarter 2006.

	Third Quarter 2007 Compared to Third Quarter 2006
	Operating Income (Loss)
	2007	2006	% Increase (Decrease)
Constellation Wines	$214.3	$184.4	16%
Constellation Beers and Spirits	77.3	73.3	5%
Corporate Operations and Other	(12.6)	(15.3)	(18%	)
Total Reportable Segments	279.0	242.4	15%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(43.2)	(21.0)	106%
Consolidated Operating Income	$235.8	$221.4	7%

As a result of the factors discussed above, consolidated operating income increased to $235.8 million for Third Quarter 2007 from $221.4 million for Third Quarter 2006, an increase of $14.4 million, or 7%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $43.2 million for Third Quarter 2007 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the flow through of inventory step-up of $17.9 million associated primarily with the Company’s acquisition of Vincor; other charges of $11.6 million associated primarily with the Fiscal 2007 Wine Plan included in selling, general and administrative expenses; acquisition-related integration costs of $9.5 million associated primarily with the Vincor Plan; restructuring and related charges of $2.1 million associated primarily with the Fiscal 2007 Wine Plan; accelerated depreciation costs of $1.8 million associated primarily with the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.6 million associated with the acquisition of Robert Mondavi; and the write-down of certain inventory of $0.5 million associated with the Fiscal 2006 Plan and the Vincor Plan; partially offset by a reduction in the loss on the sale of the Company’s branded bottled water business of $0.8 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $21.0 million for Third Quarter 2006 represent accelerated depreciation costs and restructuring and related charges associated primarily with the Fiscal 2006 Plan of $7.2 million and $4.3 million, respectively; the flow through of adverse grape cost, the flow through of inventory step-up, and acquisition-related integration costs associated primarily with the Company’s acquisition of Robert Mondavi of $6.3 million, $2.0 million, and $1.6 million, respectively; and reimbursement of costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $0.4 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $10.4 million in Third Quarter 2007 from $6.5 million in Third Quarter 2006, an increase of $3.9 million due primarily to the increased earnings of Opus One.  Opus One's earnings are very seasonal with most of their annual earnings recognized upon the release of the latest year's vintage, which is typically done just prior to the annual fall grape harvest.  Opus One's 2003 vintage was released for retail distribution during Third Quarter 2007.

Interest Expense, Net

Interest expense, net of interest income of $1.5 million and $1.0 million for Third Quarter 2007 and Third Quarter 2006, respectively, increased to $73.1 million for Third Quarter 2007 from $48.1 million for Third Quarter 2006, an increase of $25.0 million, or 52%. The increase resulted from both higher average borrowings in Third Quarter 2007 primarily as a result of the financing of the Vincor acquisition and higher average interest rates.

Provision for Income Taxes

The Company’s effective tax rate decreased to 37.7% for Third Quarter 2007 from 39.4% for Third Quarter 2006, a decrease of 1.7%. The decrease in the Company’s effective tax rate for Third Quarter 2007 was due primarily to a decrease in the amount of assumed distributions of foreign earnings for Fiscal 2007 as compared to Fiscal 2006.

Net Income

As a result of the above factors, net income decreased to $107.8 million for Third Quarter 2007 from $109.0 million for Third Quarter 2006, a decrease of $1.2 million, or (1%).

Nine Months 2007 Compared to Nine Months 2006

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Nine Months 2007 and Nine Months 2006.

	Nine Months 2007 Compared to Nine Months 2006
	Net Sales
	2007	2006	% Increase
Constellation Wines:
Branded wine	$2,049.6	$1,724.6	19%
Wholesale and other	814.4	743.9	9%
Constellation Wines net sales	$2,864.0	$2,468.5	16%
Constellation Beers and Spirits:
Imported beers	$953.5	$837.4	14%
Spirits	256.7	249.7	3%
Constellation Beers and Spirits net sales	$1,210.2	$1,087.1	11%
Consolidated Net Sales	$4,074.2	$3,555.6	15%

Net sales for Nine Months 2007 increased to $4,074.2 million from $3,555.6 million for Nine Months 2006, an increase of $518.6 million, or 15%. This increase was due primarily to $280.3 million of net sales of products acquired in the Vincor acquisition, an increase in imported beers net sales of $116.1 million and an increase in base branded wine net sales of $59.9 million.

Constellation Wines

Net sales for Constellation Wines increased to $2,864.0 million for Nine Months 2007 from $2,468.5 million in Nine Months 2006, an increase of $395.5 million, or 16%. Branded wine net sales increased $325.0 million primarily due to $262.1 million of net sales of branded wine acquired in the Vincor acquisition and increased base branded wine net sales for North America (primarily the U.S.), partially offset by decreased base branded wine net sales for Europe (primarily the U.K.). The increase in base branded wine net sales for the U.S. was driven by both higher average selling prices as the consumer continues to trade up to higher priced premium wines and volume gains. The decrease in base branded wine net sales for the U.K. was driven by both lower pricing and volumes due to the highly competitive pricing market for private label and branded wine resulting from the significant oversupply of Australian wine, and the reduction in retailer inventory levels during the first quarter of fiscal 2007 in the U.K.. Wholesale and other net sales increased $70.5 million primarily due to a favorable product mix shift in the Company’s U.K. wholesale business, a favorable foreign currency impact of $20.2 million and $18.2 million of net sales of products acquired in the Vincor acquisition.

Constellation Beers and Spirits

Net sales for Constellation Beers and Spirits increased to $1,210.2 million for Nine Months 2007 from $1,087.1 million for Nine Months 2006, an increase of $123.1 million, or 11%. This increase resulted primarily from an increase in imported beers net sales of $116.1 million, which is due primarily to volume growth in the Company’s Mexican beer portfolio.

Gross Profit

The Company’s gross profit increased to $1,178.6 million for Nine Months 2007 from $1,038.2 million for Nine Months 2006, an increase of $140.4 million, or 14%. The Constellation Wines segment’s gross profit increased $117.4 million primarily from gross profit of $114.7 million due to the Vincor acquisition partially offset by increased competition and promotional activities among suppliers in the U.K. and Australia, reflecting, in part, the effects of the oversupply of Australian wine and the retailer consolidation in the U.K., plus a late March 2006 increase in duty costs in the U.K. The Constellation Beers and Spirits segment’s gross profit increased $21.2 million primarily due to the volume growth in the Company’s Mexican beer portfolio partially offset by higher Mexican beer product and transportation costs. However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $1.8 million in Nine Months 2007 versus Nine Months 2006. This decrease resulted primarily from decreased flow through of adverse grape cost associated with the acquisition of Robert Mondavi of $17.2 million and decreased accelerated depreciation costs of $3.0 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan, partially offset by increased flow through of inventory step-up of $17.7 million associated primarily with the Vincor acquisition. Gross profit as a percent of net sales decreased to 28.9% for Nine Months 2007 from 29.2% for Nine Months 2006 primarily as a result of the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $574.8 million for Nine Months 2007 from $478.5 million for Nine Months 2006, an increase of $96.3 million, or 20%. This increase is due primarily to a $41.9 million increase in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment, and an increase in the Constellation Wines segment’s selling, general and administrative expenses of $47.3 million. The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased advertising expenses, selling expenses and general and administrative expenses resulting from the Vincor acquisition, and the recognition of stock-based compensation expense. The Constellation Beers and Spirits segment’s selling, general and administrative expenses increased $6.4 million primarily due to increased general and administrative expenses resulting primarily from the recognition of stock-based compensation expense and expenses associated with the formation of the imported beer joint venture. The Corporate Operations and Other segment’s selling, general and administrative expenses were also up slightly, primarily due to the recognition of stock-based compensation expense and expenses associated with the formation of the imported beer joint venture, partially offset by lower annual management incentive compensation expense. The increase in unusual costs was primarily due to the recognition of (i) $14.7 million of other charges associated with the Fiscal 2007 Wine Plan (primarily from the write-down of an Australian winery and certain Australian vineyards to fair value less cost to sell) and the Fiscal 2006 Plan, (ii) a $13.4 million loss on the sale of the Company’s branded bottled water business resulting from the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill, (iii) financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; and (iv) foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition. Selling, general and administrative expenses as a percent of net sales increased to 14.1% for Nine Months 2007 as compared to 13.5% for Nine Months 2006 primarily due to the increase in unusual costs and the recognition of stock-based compensation expense of $12.1 million.

Restructuring and Related Charges

The Company recorded $26.1 million of restructuring and related charges for Nine Months 2007 associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan. Restructuring and related charges included $6.8 million of employee termination benefit costs (net of reversal of prior accruals of $0.6 million), $18.4 million of contract termination costs and $0.9 million of facility consolidation/relocation costs (net of reversal of prior accruals of $0.3 million). In addition, in connection with the Fiscal 2006 Plan, the Fiscal 2007 Wine Plan and the Vincor Plan, the Company recorded (i) $4.2 million of accelerated depreciation charges and $0.5 million of inventory write-downs and (ii) $14.7 million of other related costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Income. The Company recorded $8.4 million of restructuring and related charges for Nine Months 2006 associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan.

For Fiscal 2007, the Company expects to incur total restructuring and related charges of $36.5 million associated primarily with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan, and the Vincor Plan. In addition, with respect to these plans, the Company expects to incur total accelerated depreciation charges, inventory write-downs and other charges for Fiscal 2007 of $6.7 million, $0.9 million and $16.3 million, respectively.

Acquisition-Related Integration Costs

Acquisition-related integration costs increased to $17.6 million for Nine Months 2007 from $15.9 million for Nine Months 2006, an increase of $1.7 million, or 11%. Acquisition-related integration costs consist of costs recorded in connection with the Vincor Plan and the Robert Mondavi Plan of $16.7 million and $0.9 million, respectively.

For Fiscal 2007, the Company expects to incur total acquisition-related integration costs of $25.4 million and $1.0 million in connection with the Vincor Plan and the Robert Mondavi Plan, respectively.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Nine Months 2007 and Nine Months 2006.

	Nine Months 2007 Compared to Nine Months 2006
	Operating Income (Loss)
	2007	2006	% Increase
Constellation Wines	$474.3	$404.1	17%
Constellation Beers and Spirits	251.7	236.9	6%
Corporate Operations and Other	(44.8)	(43.9)	2%
Total Reportable Segments	681.2	597.1	14%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(121.1)	(61.7)	96%
Consolidated Operating Income	$560.1	$535.4	5%

As a result of the factors discussed above, consolidated operating income increased to $560.1 million for Nine Months 2007 from $535.4 million for Nine Months 2006, an increase of $24.7 million, or 5%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $121.1 million for Nine Months 2007 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges of $26.1 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $24.4 million associated primarily with the Company’s acquisition of Vincor; acquisition-related integration costs of $17.6 million associated primarily with the Vincor Plan; other charges of $14.7 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan included within selling, general and administrative expenses; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; the flow through of adverse grape cost of $3.0 million associated with the acquisition of Robert Mondavi; and accelerated depreciation costs and the write-down of certain inventory of $4.2 million and $0.5 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Acquisition-related integration costs, restructuring and related charges and unusual costs of $61.7 million for Nine Months 2006 represent the flow through of adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated primarily with the Company’s acquisition of Robert Mondavi of $20.2 million, $15.9 million, and $6.6 million, respectively; restructuring and related charges of $8.4 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; accelerated depreciation costs of $7.2 million associated with the Fiscal 2006 Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $10.7 million in Nine Months 2007 from $5.7 million in Nine Months 2006, an increase of $5.0 million. This increase is due equally to the increased earnings of Ruffino S.r.l. and Opus One. Opus One's earnings are very seasonal with most of their annual earnings recognized upon the release of the latest year's vintage, which is typically done just prior to the annual fall grape harvest. Opus One's 2003 vintage was released for retail distribution during Third Quarter 2007.

Gain on Change in Fair Value of Derivative Instrument

In April 2006, the Company entered into a foreign currency forward contract in connection with the acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. For Nine Months 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

Interest Expense, Net

Interest expense, net of interest income of $4.0 million and $2.7 million for Nine Months 2007 and Nine Months 2006, respectively, increased to $194.3 million for Nine Months 2007 from $142.3 million for Nine Months 2006, an increase of $52.0 million, or 37%. The increase resulted from both higher average borrowings in Nine Months 2007 primarily as a result of the financing of the Vincor acquisition and higher average interest rates.

Provision for Income Taxes

The Company’s effective tax rate increased to 39.4% for Nine Months 2007 from 33.0% for Nine Months 2006, an increase of 6.4%. In Nine Months 2007, the Company sold its branded bottled water business that resulted in the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill. The provision for income taxes on the sale of the branded bottled water business increased the Company’s effective tax rate for Nine Months 2007. In addition, the effective tax rate for Nine Months 2006 reflected the benefits recorded for adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations as well as the preliminary conclusion regarding the impact of the American Jobs Creation Act of 2004 on planned distributions of certain foreign earnings.

Net Income

As a result of the above factors, net income decreased to $261.7 million for Nine Months 2007 from $267.1 million for Nine Months 2006, a decrease of $5.4 million, or (2%).

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the northern hemisphere, the annual grape crush normally begins in August and runs through October. In the southern hemisphere, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs. In addition, the Company has used cash provided by financing activities to repurchase shares under the Company’s share repurchase program (see below) during Nine Months 2007.

Nine Months 2007 Cash Flows

Operating Activities

Net cash provided by operating activities for Nine Months 2007 was $118.1 million, which resulted from $261.7 million of net income, plus $170.5 million of net non-cash items charged to the Consolidated Statement of Income, less $259.0 million representing the net change in the Company’s operating assets and liabilities and $55.1 million of proceeds from maturity of derivative instrument reflected in investing activities.

The net non-cash items consisted primarily of depreciation of property, plant and equipment, the deferred tax provision, and the loss on the sale of the branded bottled water business. The net change in operating assets and liabilities resulted primarily from seasonal increases in accounts receivable and inventories, partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities for Nine Months 2007 was $1,141.1 million, which resulted primarily from $1,093.7 million for the purchase of a business and $135.6 million of capital expenditures, partially offset by $55.1 million of proceeds from maturity of derivative instrument entered into to fix the U.S. dollar cost of the acquisition of Vincor.

Financing Activities

Net cash provided by financing activities for Nine Months 2007 was $1,064.3 million resulting primarily from proceeds from issuance of long-term debt of $3,695.0 million and net proceeds of $210.5 million from notes payable partially offset by principal payments of long-term debt of $2,780.3 million and purchases of treasury stock of $100.0 million.

Share Repurchase Program

In February 2006, the Company’s Board of Directors replenished the June 1998 authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock. During Nine Months 2007, the Company purchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share. The Company will evaluate future stock repurchase programs with an objective to mitigate the dilutive effect of stock option exercises.

Debt

Total debt outstanding as of November 30, 2006, amounted to $4,325.9 million, an increase of $1,516.1 million from February 28, 2006. The ratio of total debt to total capitalization increased to 56.5% as of November 30, 2006, from 48.6% as of February 28, 2006, primarily as a result of the additional borrowings in the second quarter of fiscal 2007 to finance the acquisition of Vincor.

Senior Credit Facility

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

The tranche A term loan facility and the tranche B term loan facility were fully drawn on June 5, 2006. In August 2006, the Company used proceeds from the August 2006 Senior Notes (as defined below) to repay $180.0 million of the tranche A term loan and $200.0 million of the tranche B term loan. In addition, the Company prepaid an additional $100.0 million on the tranche B term loan in August 2006. As of November 30, 2006, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2007 and for each of the five succeeding fiscal years and thereafter are as follows:

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

As of November 30, 2006, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.7%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $74.0 million bearing an interest rate of 6.5%, outstanding letters of credit of $57.6 million, and $368.4 million in revolving loans available to be drawn.

As of November 30, 2006, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For Nine Months 2007 and Nine Months 2006, the Company reclassified $4.1 million, net of tax effect of $2.7 million, and $2.7 million, net of tax effect of $1.7 million, respectively, from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to Interest Expense, net in the Company’s Consolidated Statements of Income. For the Third Quarter 2007 and Third Quarter 2006, the Company reclassified $1.8 million, net of tax effect of $1.2 million, and $1.0 million, net of tax effect of $0.6 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Foreign Subsidiary Facilities

The Company has additional credit arrangements available totaling $400.7 million as of November 30, 2006. These arrangements support the financing needs of certain of the Company’s foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2006, amounts outstanding under the foreign subsidiary credit arrangements were $264.1 million.

Senior Notes

On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement.

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.3 million) were used to reduce a corresponding amount of borrowings under the Company’s 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate plus 50 basis points. The August 2006 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant operating subsidiaries guarantee the August 2006 Senior Notes, on a senior basis. As of November 30, 2006, the Company had outstanding $693.3 million (net of $6.7 million unamortized discount) of the August 2006 Senior Notes.

As of November 30, 2006, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of November 30, 2006, the Company had outstanding £154.0 million ($302.5 million, net of $0.3 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of November 30, 2006, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Senior Subordinated Notes

As of November 30, 2006, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 for its annual financial statements for the fiscal year ending February 28, 2007. The Company does not expect the initial adoption of SAB No. 108 to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt this provision of SFAS No. 158 and to provide the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company does not expect the adoption of the required provision of SFAS No. 158 as of February 28, 2007, to have a material impact on its consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s expected restructuring and related charges, accelerated depreciation charges, acquisition-related integration costs, and other related charges, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to risks and uncertainties discussed in “Risk Factors” under Part II - Item 1A of this Quarterly Report on Form 10-Q and the risk and uncertainty that the Company’s restructuring and related charges, accelerated depreciation charges, acquisition-related integration costs,  and other related charges may exceed current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or greater than anticipated implementation costs. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

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

Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2006, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of November 30, 2006, and November 30, 2005, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,302.1 million and $726.7 million, respectively. Approximately 60% of the Company’s total exposures were hedged as of November 30, 2006. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2006, and November 30, 2005, the fair value of open foreign exchange contracts would have been decreased by $177.3 million and $70.7 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,564.2 million and $1,002.8 million as of November 30, 2006, and November 30, 2005, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2006, and November 30, 2005, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $72.2 million and $28.4 million, respectively.

As of November 30, 2006, and November 30, 2005, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of November 30, 2006, and November 30, 2005, would have increased the fair value of the interest rate swaps by $39.3 million and $43.5 million, respectively.

In addition to the $1,564.2 million and $1,002.8 million estimated fair value of fixed rate debt outstanding as of November 30, 2006, and November 30, 2005, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of November 30, 2006, and November 30, 2005, of $2,842.3 million and $2,003.6 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of November 30, 2006, and November 30, 2005, is $28.4 million and $20.0 million, respectively.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors

On July 17, 2006, Barton entered into an agreement to establish a joint venture with Diblo pursuant to which Corona Extra and the other Modelo Brands will be imported, marketed and sold in the United States of America and Guam. The joint venture transaction closed on January 2, 2007. Certain of the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2006, are modified to reflect the joint venture as follows:

Our acquisition and joint venture strategies may not be successful.

We have made a number of acquisitions, including our recent acquisition of Vincor International Inc., and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the United States, we may enter into derivative contracts to purchase foreign currency in order to hedge against the risk of foreign currency fluctuations in connection with such acquisitions or joint venture investments, which subjects us to the risk of foreign currency fluctuations associated with such derivative contracts.

We have entered into joint ventures, including our recently established joint venture with Modelo and may enter into additional joint ventures. We share control of our joint ventures. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture. In addition, our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our financial condition or results of operations. We cannot assure you that any of our acquisitions or joint ventures will be profitable. In particular, risks and uncertainties associated with our recently established joint venture with Modelo include, among others, the joint venture’s ability to operate its business successfully, the joint venture’s ability to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture and the strength of the joint venture’s relationships with its employees, suppliers and customers.

The termination of our joint venture with Modelo relating to importing, marketing and selling imported beer could have a material adverse effect on our business.

On January 2, 2007, we participated in establishing and commmencing operations of a joint venture with Modelo, pursuant to which Corona Extra and the other Modelo Brands are imported, marketed and sold by the joint venture in the United States of America and Guam along with certain other imported beer brands in their respective territories.  Pursuant to the joint venture and related importation arrangements, the joint venture will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term of its intention to purchase Barton's interest.  The joint venture may also terminate under other circumstances involving action by governmental authorities, certain changes in control of us or Barton as well as in connection with certain breaches of the importation and related sub-license agreements, after notice and cure periods.

       The termination of the joint venture by acquisition of Barton's interest or for other reasons noted above could have a material adverse effect on our business, financial condition or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 1 - 30, 2006	-	$-	-	$18,027,530
October 1 - 31, 2006	651,960	27.65	651,960	111
November 1 - 30, 2006	-	-	-	111
Total	651,960	$27.65	651,960	$111

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
For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 59 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: January 9, 2007	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: January 9, 2007	By:	/s/ Thomas S. Summer
Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS
Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
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

2.3
Arrangement Agreement, dated April 2, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 2, 2006 and incorporated herein by reference).

2.4
Amending Agreement, dated as of April 21, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006 and incorporated herein by reference).

2.5
Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference). (3)

2.6
Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference). (3)

2.7
Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference). (3)

(3)	Articles of Incorporation and By-Laws.
3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8- K dated October 11, 2006, filed October 12, 2006 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference). (1)
(4)	Instruments defining the rights of security holders, including indentures.
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

4.3
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

4.4
Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference). (1)

4.5
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

4.6
Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference). (1)

4.7
Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.8
Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.9
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

4.10
Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.11
Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

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

4.15
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

4.17
Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.18
Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

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

4.24
Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.25
Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.26
Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.27
Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.28
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.29
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

4.30
Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.31
Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed herewith).

(10)	Material contracts.
10.1
Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

10.2	Description of Compensation Arrangements for Certain Executive Officers (filed herewith). (2)

10.3
Letter Agreement dated October 24, 2006, between the Company and Thomas S. Summer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 24, 2006, filed October 25, 2006 and incorporated herein by reference). (2)

10.4
Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference). (3)

10.5
Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference). (3)

10.6
Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference). (3)

10.7
Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference). (3)

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