Form 10-K
period 2007-02-28
CONSTELLATION BRANDS, INC.
filed 2007-04-30
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
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
Large Accelerated Filer   X          Accelerated Filer ___  Non-accelerated Filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No  X

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,416,393,626.  The registrant has no non-voting common equity.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 13, 2007, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	211,231,621
Class B Common Stock, par value $.01 per share	23,825,338

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 26, 2007 is incorporated by reference in Part III to the extent described therein.

================================================================================================================

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the expected impact upon the Company’s net sales and diluted earnings per share resulting from the decision to reduce distributor wine inventory levels in the U.S., (iii) the Company’s expected restructuring and related charges, accelerated depreciation costs, acquisition-related integration costs, and other related charges, and (iv) information concerning expected actions of third parties are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i) the impact upon net sales and diluted earnings per share resulting from the decision to reduce distributor wine inventory levels will vary from current expectations due to the actual levels of distributor wine inventory reductions and (ii) the Company’s restructuring and related charges, accelerated depreciation costs, acquisition-related integration costs, and other related charges may exceed current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or greater than anticipated implementation costs. Additional important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I

Item 1.     Business

Introduction

Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2007,” “Fiscal 2006,” and “Fiscal 2005” shall refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2008” shall refer to the Company’s fiscal year ending February 29, 2008.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2006 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market: Impact Databank Review and Forecast; Euromonitor; Australian Bureau of Statistics; Information Resources, Inc.; ACNielsen; Association for Canadian Distillers; AZTEC; and DISCUS. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on unit volume.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 9,200 employees located throughout the world and the corporate headquarters are located in Fairport, New York.

The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of brands across the wine, spirits and imported beer categories. The Company has the largest wine business in the world and has a leading market position in each of its core markets, which include the United States (“U.S.”), Canada, United Kingdom (“U.K.”), Australia and New Zealand.

The Company conducts its business through entities it wholly owns as well as through a variety of joint ventures with various other entities, both within and outside the U.S. On January 2, 2007, the Company participated in establishing and commencing operations of a joint venture with Grupo Modelo, S.A. de C.V. (“Modelo”) pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) are imported, marketed and sold by the joint venture in the U.S., the District of Columbia and Guam, along with certain other imported beer brands in their respective territories. This imported beers joint venture is referred to hereinafter as “Crown Imports”. On April 17, 2007, the Company participated in establishing and commencing operations of a joint venture with Punch Taverns plc (“Punch”) in which Punch acquired a 50% interest in the Company’s wholesale business in the U.K. This U.K. wholesale joint venture is referred to hereinafter as “Matthew Clark”.

In the U.S., the Company is the largest multi-category (wine, spirits and imported beer) supplier of beverage alcohol. In addition to having a leading position in wine, the Company is also a leading producer and marketer of distilled spirits in the U.S. The Company is the largest marketer of imported beer in the U.S. through its January 2, 2007, investment in Crown Imports (see “Recent Acquisitions and Equity Method Investments” below and “Investment in Crown Imports” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K). Prior to January 2, 2007, the Company was the largest marketer of imported beer in 25 primarily western U.S. states, where it had exclusive rights to import, market and sell the Mexican brands in its portfolio.

With its broad product portfolio, the Company believes it is distinctly positioned to satisfy an array of consumer preferences across all beverage alcohol categories and price points. Many of the Company’s products are recognized leaders in their respective categories and geographic markets. The Company’s strong market positions make the Company a supplier of choice to its customers, who include wholesale distributors, retailers, on-premise locations and government alcohol beverage control agencies.

Prior to April 17, 2007, the Company owned and operated the leading independent (non-brewery-owned) drinks wholesaler to the on-premise trade in the U.K., providing a full range of beverage alcohol and soft drinks. On April 17, 2007, as discussed above, the Company participated in establishing and commencing operations of the Matthew Clark joint venture (see “Recent Acquisitions and Equity Method Investments” below and “Recent Developments - Investment in Matthew Clark” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K). The Company intends to continue to leverage Matthew Clark as a strategic route-to-market for its branded product portfolio.

The Company's net sales by product category are summarized as follows:

	For the Year Ended February 28, 2007	% of Total	For the Year Ended February 28, 2006	% of Total
(in millions)
Branded wine	$2,755.7	53%	$2,263.4	49%
Wholesale and other	1,087.7	21%	972.0	21%
Imported beers	1,043.6	20%	1,043.5	23%
Spirits	329.4	6%	324.6	7%
Consolidated Net Sales	$5,216.4	100%	$4,603.5	100%

The Company’s geographic markets include North America (primarily the U.S. and Canada), Europe (primarily the U.K.) and Australia/New Zealand (primarily Australia and New Zealand). The Company’s wholesale and other category net sales are primarily related to the Company’s then wholly-owned wholesale business in the U.K. Net sales for the imported beers category occurred in the U.S. while net sales for spirits occurred in the North America market (primarily the U.S.). Branded wine net sales by geographic area (based on the location of the selling company) are summarized as follows:

	For the Year Ended February 28, 2007	% of Total	For the Year Ended February 28, 2006	% of Total
(in millions)
North America	$1,933.2	70%	$1,516.6	67%
Europe	495.7	18%	445.3	20%
Australia/New Zealand	326.8	12%	301.5	13%
Consolidated Net Sales	$2,755.7	100%	$2,263.4	100%

There are certain key trends within the beverage alcohol industry, which include:
•	Consolidation of suppliers, wholesalers and retailers;
•	An increase in global wine consumption; and
•
Consumers “trading up” to premium products within certain categories. On a global basis, within the wine category, premium wines are growing faster than value-priced wines. In the U.S., within the beer category, imported beers are growing faster than domestic beers, and premium spirits are growing faster than value-priced spirits.

To capitalize on these trends, the Company has employed a strategy of growing through a combination of internal growth, acquisitions and investments in joint ventures to become more competitive, with a focus on the faster growing segments of the beverage alcohol industry and developing strong market positions in the wine, spirits and imported beers categories. Key elements of the Company’s strategy include:
•	Leveraging the Company’s existing portfolio of leading brands;
•	Developing new products, new packaging and line extensions;
•	Diversifying the Company’s product portfolio with an emphasis on premium spirits and premium, super-premium and fine wines;
•	Diversifying geographic markets with a focus on expansion in Continental Europe and Japan;
•	Strengthening its relationships with wholesalers and retailers;
•	Expanding its distribution and enhancing its production capabilities;
•	Realizing operating synergies; and
•	Acquiring additional management, operational, marketing, and product development expertise.

Recent Acquisitions and Equity Method Investments

In April 2007, the Company along with Punch, the leading pub company in the U.K., commenced operations of Matthew Clark, a joint venture which owns and operates the U.K. wholesale business formerly owned entirely by the Company. The Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. On April 17, 2007, the Company discontinued consolidation of the U.K. wholesale business and began accounting for its investment in Matthew Clark under the equity method.

In March 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) and related business. Svedka is produced in Sweden and sold over one million cases in calendar 2006. It is the fifth largest imported vodka and the fastest growing major imported premium vodka in the U.S. This acquisition increases the Company’s mix of premium spirits and provides a selling and marketing platform for further expansion of the Company’s premium spirits portfolio.

In January 2007, the Company completed the formation of Crown Imports. The Company and Modelo indirectly each have equal interest in Crown Imports, which has the exclusive right to import, market and sell the Modelo Brands, which include Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico, and Negra Modelo, in all 50 states of the U.S., the District of Columbia and Guam. In addition, the owners of the Tsingtao and St. Pauli Girl brands transferred exclusive importing, marketing and selling rights with respect to these brands in the U.S. to Crown Imports. Prior to January 2007, the Company had the exclusive right to import, market and sell Modelo’s Mexican beer portfolio in 25 primarily western U.S. states and was the exclusive U.S. national importer, marketer and seller of the Tsingtao and St. Pauli Girl brands. After completing the formation of Crown Imports, the Company discontinued consolidation of the imported beer business and accounts for its investment in Crown Imports under the equity method.

In June 2006, the Company acquired Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor is Canada’s largest producer and marketer of wines. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa. Well-known premium brands acquired in the Vincor acquisition include Inniskillin, Jackson-Triggs, Sawmill Creek, Sumac Ridge, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

In December 2004, the Company acquired The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. Through this transaction, the Company acquired various additional winery and vineyard interests, and, additionally produces, markets and sells premium, super-premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. Woodbridge and Robert Mondavi Private Selection are the leading domestic premium and super-premium wine brands, respectively, in the U.S. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company’s president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery. The Company accounts for its investment in Opus One under the equity method.

In December 2004, the Company purchased a 40% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, and in February 2005, the Constellation Wines segment began distributing Ruffino’s products in the U.S. Also in December 2004, the Company became a 50% owner in a joint venture with jstar Brands (“Planet 10 Spirits”). The objective of Planet 10 Spirits is to create and market premium spirit brands in the U.S. and key export markets. The first product from this joint venture is Effen Vodka, a luxury brand imported from Holland.

For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Business Segments

On January 2, 2007, as a result of the Company’s investment in Crown Imports, the Company changed its internal management financial reporting to consist of three business divisions, Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in the joint venture, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, as of February 28, 2007, the Company reports its operating results in five segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Spirits (distilled spirits), Constellation Beers (imported beer), Crown Imports (imported beer) and Corporate Operations and Other. Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. The new business segments, described more fully below, reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 22 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

Constellation Wines

Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories - table wine, sparkling wine and dessert wine - and across all price points - popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, Australia and New Zealand. As the largest producer and marketer of wine in the world, Constellation Wines has leading market positions in several countries. It is a leading producer and marketer of wine in the U.S., Canada, Australia and New Zealand and the largest marketer of wine in the U.K. Wine produced by the Company in the U.S. is primarily marketed domestically and in the U.K. Wine produced in Australia and New Zealand is primarily marketed domestically and in the U.S. and U.K., while wine produced in Canada is primarily marketed domestically. In addition, Constellation Wines exports its wine products to other major wine consuming markets of the world.

In the U.S., Constellation Wines sells 24 of the top-selling 100 table wine brands and has the largest portfolio of premium, super-premium and fine wines. In Canada, it has wine across all price points, and has five of the top 20 table wine brands and the leading Icewine brand with Inniskillin. It has eight of the top-selling 20 table wine brands in the U.K. and the best selling brand of fortified British wine. In Australia, it has wine brands across all price points and varieties, including a comprehensive range of premium wine brands, and has five of the top-selling 20 wine brands and is the largest producer of cask (box) wines.

Constellation Wines’ well-known wine brands include Robert Mondavi Winery, Inniskillin, Simi, Franciscan Oakville Estate, Kim Crawford, Estancia, Toasted Head, Ravenswood, Jackson-Triggs, Blackstone, Robert Mondavi Private Selection, Ruffino, Nobilo, Rex Goliath, Alice White, Hardys, Goundrey, Kumala, Woodbridge by Robert Mondavi, Vendange, Arbor Mist, Almaden, and Stowells.

Throughout Fiscal 2007 and prior to April 17, 2007, Constellation Wines owned entirely the leading independent beverage wholesaler to the on-premise trade in the U.K., with approximately 20,000 on-premise accounts. That business distributes wine, distilled spirits, cider, beer, RTDs and soft drinks. Those products include Constellation Wines’ branded wine and cider, and products produced by other major drinks companies. As previously discussed, on April 17, 2007, the Company along with Punch completed the formation of the Matthew Clark joint venture, which now owns and operates that U.K. wholesale business.

Constellation Wines is also the second largest producer and marketer of cider in the U.K., with leading cider brands Blackthorn and Gaymer’s Olde English, and a leading producer and a leading marketer of wine kits and beverage alcohol refreshment coolers in Canada.

In conjunction with its wine production, Constellation Wines produces and sells bulk wine and other related products and services.

Constellation Beers

Prior to January 2, 2007, Constellation Beers was the largest marketer of imported beer in 25 primarily western U.S. states, where it had exclusive rights to  import, market and sell the Mexican brands in its portfolio, Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico, and Negra Modelo. Constellation Beers also had exclusive rights to the entire U.S. to import, market and sell the St. Pauli Girl brand, the number two selling German Beer, and the Tsingtao brand, the number one selling Chinese Beer.

Crown Imports

Effective January 2, 2007, the Constellation Beers operating segment was replaced with the Crown Imports operating segment as the Company completed the formation of the Crown Imports joint venture with Modelo. The Company and Modelo indirectly each have equal interest in Crown Imports, which has the exclusive right to import, market and sell Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico, Negra Modelo, St. Pauli Girl and Tsingtao brands in all 50 states of the U.S. The Company accounts for its investment in Crown Imports under the equity method. The segment has six of the top-selling 25 imported beer brands in the U.S. Corona Extra is the best selling imported beer in the U.S. and the sixth best selling beer overall in the U.S.

Constellation Spirits

Constellation Spirits produces, bottles, imports and markets a diversified line of distilled spirits. Constellation Spirits is a leading producer and marketer of distilled spirits in the U.S. The majority of the segment’s distilled spirits unit volume consists of products marketed in the value and mid-premium priced category. Principal distilled spirits brands include Black Velvet, Chi-Chi’s prepared cocktails, Barton, Sköl, Fleischmann’s, Canadian LTD, Montezuma, Ten High, Mr. Boston and Inver House. The segment is continuing efforts to increase its premium spirits offerings, with brands that include Black Velvet Reserve, the 99 Schnapps family, Effen Vodka, 1792 Ridgemont Reserve, Meukow Cognac, Cocktails by Jenn, Monte Alban, Danfield’s, di Amore, Caravella, Balblair, Old Pulteney and Speyburn.

The acquisition of Svedka and related business in March 2007 increases the Company’s mix of premium spirits and provides a selling and marketing platform for further expansion of the premium spirits portfolio.

Corporate Operations and Other

The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing.

Marketing and Distribution

The Company’s segments employ full-time, in-house marketing, sales and customer service organizations to maintain a high degree of focus on their respective product categories. The organizations use a range of marketing strategies and tactics to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions and public relations. Where opportunities exist, particularly with national accounts, the Company leverages its sales and marketing skills across the organization and categories.

In North America, the Company’s products are primarily distributed by a broad base of wholesale distributors as well as state and provincial alcoholic beverage control agencies. As is the case with all other beverage alcohol companies, products sold through state or provincial alcoholic beverage control agencies are subject to obtaining and maintaining listings to sell the Company’s products in that agency’s state or province. State and provincial governments can affect prices paid by consumers of the Company’s products. This is possible either through the imposition of taxes or, in states and provinces in which the government acts as the distributor of the Company’s products through an alcohol beverage control agency, by directly setting retail prices for the Company’s products.

In the U.K., the Company’s products are distributed either directly to retailers or through wholesalers and importers. Matthew Clark sells and distributes the Company’s branded products and those of other major drinks companies to on-premise locations through a network of depots located throughout the U.K. In Australia, New Zealand and other markets, the Company’s products are primarily distributed either directly to retailers or through wholesalers and importers. In the U.K., Australia and New Zealand, the distribution channels are dominated by a small number of industry leaders.

Trademarks and Distribution Agreements

Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. Agreements include, among others, a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light, Lauder’s and Imperial Spirits brands, and a long-term license agreement with Chi-Chi’s, Inc., which expires in 2117, for the production, marketing and sale of beverage products, alcoholic and non-alcoholic, utilizing the Chi-Chi’s brand name.

All of the Company’s imported beer products are imported, marketed and sold through Crown Imports. Crown Imports has entered into exclusive importation agreements with the suppliers of the imported beer products. These agreements have terms that vary and prohibit Crown Imports from importing beer products from other producers from the same country. Crown Imports’ Mexican beer portfolio, the Modelo Brands, currently consists of the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo and Pacifico brands and is marketed and sold in all 50 states of the U.S., the District of Columbia and Guam. Crown Imports also has entered into license and importation agreements with the owners of the German St. Pauli Girl and the Chinese Tsingtao brands for their importation, marketing and sale within the U.S. With respect to the Modelo Brands, Crown Imports has an exclusive sub-license to use certain trademarks related to Modelo Brands beer products in the U.S. (including the District of Columbia and Guam) pursuant to a sub-license agreement between Crown Imports and Marcas Modelo, S.A. de C.V. This sub-license agreement continues for the duration of the Crown Imports joint venture.

Crown Imports and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, have entered into an Importer Agreement (the “Importer Agreement”), pursuant to which Extrade II granted to Crown Imports the exclusive right to sell the Modelo Brands in the territories mentioned above. The joint venture and the related importation arrangements provide that, subject to the terms and conditions of those agreements, the joint venture and the related importation arrangements will continue until 2016 for an initial term of 10 years, and renew in 10-year periods unless GModelo Corporation, a Delaware corporation and subsidiary of Diblo, gives notice prior to the end of year seven of any term.

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

Constellation Wines’ principal wine competitors include: E & J Gallo Winery, The Wine Group, Foster’s Group, and Kendall-Jackson in the U.S.; Andrew Peller, Foster's Group and Maison des Futailles in Canada; E & J Gallo Winery, Diageo, Foster’s Group and Pernod Ricard in the U.K.; and Foster’s Group and Pernod Ricard in Australia. Constellation Wines’ principal cider competitors include Scottish and Newcastle and C&C Group.

Constellation Spirits’ principal distilled spirits competitors include: Diageo, Fortune Brands, Bacardi, Pernod Ricard and Brown-Forman.

Constellation Beers and Crown Imports’ principal competitors include: Heineken, InBev, Anheuser-Busch and Diageo in the imported beer category as well as domestic producers such as Anheuser-Busch, SABMiller and Molson Coors.

Production

In the U.S., the Company operates 21 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. In Australia, the Company operates 12 wineries where wine is produced from many varieties of grapes grown in most of the major viticultural regions. The Company also operates eight wineries in Canada and four wineries in New Zealand. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the U.S. and Canada, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in Australia and New Zealand, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.

The Company has seven facilities for the production and bottling of its distilled spirits products. The bourbon whiskeys and domestic blended whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky. The Company’s primary distilled spirits bottling facility in the U.S. is in Owensboro, Kentucky. The majority of the Company’s Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. The Company’s requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin, vodka and other spirits products, are primarily purchased from various suppliers.

The Company operates two facilities in the U.K. that produce, bottle and package wine and cider. To produce Stowells, wine is imported in bulk from various countries and packaged at the Company’s facility at Bristol, England. The Bristol facility also produces fortified British wine and wine style drinks. All cider production takes place at the Company’s facility at Shepton Mallet, England.

Sources and Availability of Production Materials

The principal components in the production of the Company’s branded beverage alcohol products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of the Company’s annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and begins in February and runs through May in Australia. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event that demand for certain wine products exceed expectations, the Company would seek to source the extra requirements from the bulk wine markets, but could experience shortages.

The Company receives grapes from approximately 1,050 independent growers in the U.S., approximately 1,400 growers in Australia and approximately 150 growers in both Canada and New Zealand. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and generally based on then-current market prices. In Australia, approximately 700 of the 1,400 growers belong to a grape growers’ cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the U.K., the Company produces wine from materials purchased either on a contract basis or on the open market.

At February 28, 2007, the Company owned or leased approximately 24,000 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Washington (U.S.), Canada, Australia and New Zealand. This acreage supplies only a small percentage of the Company’s overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

The distilled spirits manufactured by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources by contractual arrangement and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

In the U.K., the Company sources apples for cider production primarily through long-term supply arrangements with owners of apple orchards. The Company believes there are adequate supplies of apples at this particular time.
The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company’s cost of product sold. In the U.S., Canada and Australia, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of the Company’s glass container requirements for its U.S. operations and another producer supplies substantially all of the Company’s glass container requirements for its Australian operations and a third producer supplies a majority of the Company’s glass container requirements for its Canadian operations. The Company has been able to satisfy its requirements with respect to the foregoing and considers its sources of supply to be adequate at this time. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

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

Seasonality

The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to wholesaler and retailer demand which precedes consumer purchases, the Company’s wine and spirits sales are typically highest during the third quarter of its fiscal year, primarily due to seasonal holiday buying. Crown Imports’ imported beer sales are typically highest during the first and second quarters of the Company’s fiscal year, which correspond to the Spring and Summer periods in the U.S.

Employees

As of the end of March 2007, the Company had approximately 9,200 full-time employees throughout the world. Approximately 3,700 full-time employees were in the U.S. and approximately 5,500 full-time employees were outside of the U.S., in countries including Australia, the U.K., Canada and New Zealand. Additional workers may be employed by the Company during the peak and grape crushing seasons. The Company considers its employee relations generally to be good.

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

The Company has adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to its chief executive officer, its principal financial officer, and controller. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K. The Company has posted on its internet website a copy of the Chief Executive Officer and Senior Financial Officer Code of Ethics. It is accessible at http://www.cbrands.com/CBI/constellationbrands/Investors/CorporateGovernance.

The Company also has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on the Company’s internet website, together with the Company’s Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, its Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee). All of these materials are accessible on the Company’s Internet site at http://www.cbrands.com/CBI/constellationbrands/Investors/CorporateGovernance. Amendments to, and waivers granted to the Company’s directors and executive officers under the Company’s codes of ethics, if any, will be posted in this area of the Company’s website. A copy of the Code of Business Conduct and Ethics, Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, Chief Executive Officer and Senior Financial Executive Code of Ethics, and/or the Board of Directors Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests it. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 370 Woodcliff Drive, Suite 300, Fairport, New York 14450, or by telephoning the Company’s Investor Center at 1-888-922-2150.

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
•
Our funds available for operations, expansion or distributions will be reduced because we will dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	Our ability to conduct our business could be limited by restrictive covenants; and
•	Our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

Our senior credit facility and the indentures under which our debt securities have been issued contain restrictive covenants and provisions. These covenants and provisions affect our ability to grant additional liens, incur additional debt, sell assets, engage in changes of control, pay dividends, enter into transactions with affiliates, make investments and engage in certain other fundamental changes. Our senior credit facility also contains restrictions on our ability to make acquisitions and certain financial ratio tests, including a debt coverage ratio and an interest coverage ratio. These restrictions could limit our ability to conduct business. If we fail to comply with the obligations contained in the senior credit facility, our existing or future indentures or other loan agreements, we could be in default under such agreements, which could require us to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.

Our acquisition and joint venture strategies may not be successful.

We have made a number of acquisitions, including our recent acquisition of Svedka and its related business and our acquisition of Vincor International Inc., and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the U.S., we may enter into derivative contracts to purchase foreign currency in order to hedge against the risk of foreign currency fluctuations in connection with such acquisitions or joint venture investments, which subjects us to the risk of foreign currency fluctuations associated with such derivative contracts.

We have entered into joint ventures, including our recently established joint venture with Modelo and our joint venture with Punch and we may enter into additional joint ventures. We share control of our joint ventures. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture. In addition, our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our financial condition or results of operations. We cannot assure you that any of our acquisitions or joint ventures will be profitable. In particular, risks and uncertainties associated with our recently established joint ventures with Modelo and with Punch include, among others, the joint venture’s ability to operate its business successfully, the joint venture’s ability to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture and the strength of the joint venture’s relationships with its employees, suppliers and customers.

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

The U.S., the U.K., Canada, Australia and other countries in which we operate impose excise and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state or provincial regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.

We rely on the performance of wholesale distributors, major retailers and chains for the success of our business.

In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. In the U.K., Canada and Australia, we sell our products principally to wholesalers and directly to major retailers and chains. The replacement or poor performance of our major wholesalers, retailers or chains could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our major wholesalers, retailers or chains could also materially and adversely affect our results of operations and financial condition.

The industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in Europe and the U.S. If we are unable to successfully adapt to this changing environment, our net income, share of sales and volume growth could be negatively affected. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, wholesalers or retailers may give higher priority to products of our competitors. In the future, our wholesalers and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

Our business could be adversely affected by a decline in the consumption of products we sell.

Since 1995, there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets. There have been periods in the past, however, in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	A general decline in economic conditions;
•	Increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•	A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans;
•	A trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
•	The increased activity of anti-alcohol groups; and
•	Increased federal, state or foreign excise or other taxes on beverage alcohol products.

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

Glass bottle costs are one of our largest components of cost of product sold. In the U.S., Canada and Australia, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. operations and another producer supplies substantially all of our glass container requirements for our Australian operations and a third producer supplies a majority of our glass container requirements for our Canadian operations. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Our operations subject us to risks relating to currency rate fluctuations, interest rate fluctuations and geopolitical uncertainty which could have a material adverse effect on our business.

We have operations in different countries throughout the world and, therefore, are subject to risks associated with currency fluctuations. As a result of our international acquisitions, we have significant exposure to foreign currency risk as a result of having international operations in Australia, New Zealand and the U.K. Following the Vincor acquisition, our exposure to foreign currency risk increased significantly in Canada and also further increased in Australia, New Zealand and the U.K. We are also exposed to risks associated with interest rate fluctuations. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We, however, could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers, affect our global operations.

We have a material amount of intangible assets, such as goodwill and trademarks, and if we are required to write-down any of these intangible assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.

     We have a significant amount of intangible assets, such as goodwill and trademarks. We adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in its entirety, on March 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to a periodic impairment evaluation. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations.

The termination of our joint venture with Modelo relating to importing, marketing and selling imported beer could have a material adverse effect on our business.

On January 2, 2007, we participated in establishing and commencing operations of a joint venture with Modelo, pursuant to which Corona Extra and the other Modelo Brands are imported, marketed and sold by the joint venture in the U.S. (including the District of Columbia) and Guam along with certain other imported beer brands in their respective territories. Pursuant to the joint venture and related importation arrangements, the joint venture will continue for an initial term of 10 years, and renew in 10-year periods unless GModelo Corporation, a Delaware corporation and subsidiary of Diblo, gives notice prior to the end of year seven of any term of its intention to purchase our interest we hold through our subsidiary, Barton Beers, Ltd. (“Barton”). The joint venture may also terminate under other circumstances involving action by governmental authorities, certain changes in control of us or Barton as well as in connection with certain breaches of the importation and related sub-license agreements, after notice and cure periods.

The termination of the joint venture by acquisition of Barton’s interest or for other reasons noted above could have a material adverse effect on our business, financial condition or results of operations.

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

New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax in the numerous jurisdictions in which we generate revenues. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products’ affordability and therefore reduce our sales.

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

Item 1B.   Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

Through its business segments, the Company operates wineries, distilling plants, bottling plants, and cider producing facilities, most of which include warehousing and distribution facilities on the premises. Through Matthew Clark, the Company also operates separate distribution centers serving the Constellation Wines segment’s wholesaling business in the U.K. In addition to the Company’s properties described below, certain of the Company’s businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

The Company believes that its facilities, taken as a whole, are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

The following discussion details the properties associated with the Company’s five business segments.

Constellation Wines

Through the Constellation Wines segment, the Company maintains facilities in the U.S., Australia, New Zealand, the U.K., the Republic of Ireland and Canada. These facilities include wineries, bottling plants, cider producing facilities, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in Canandaigua, New York; St. Helena, California; Gonzales, California; San Francisco, California; Reynella, South Australia; Bristol, England; Guildford, England; and Mississaugua, Ontario.

United States

In the U.S., the Company through its Constellation Wines segment operates two wineries in New York, located in Canandaigua and Naples; 15 wineries in California, located in Acampo, Esparto, Gonzales, Healdsburg, Kenwood, Oakville, Soledad, Rutherford, Ukiah, two in Lodi, two in Madera and two in Sonoma; three wineries in Washington, located in Prosser, Woodinville and Sunnyside; and one winery in Caldwell, Idaho. All of these wineries are owned, except for the wineries in Caldwell (Idaho) and Woodinville (Washington), which are leased. The Constellation Wines segment considers its principal wineries in the U.S. to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Ravenswood wineries in Sonoma (California), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Winery in Lodi (California), the Robert Mondavi Winery in Oakville (California) and the Blackstone Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine.

Through the Constellation Wines segment, as of February 28, 2007, the Company owned or leased approximately 11,200 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

Australia/New Zealand

Through the Constellation Wines segment, the Company owns and operates 12 Australian wineries, five of which are in South Australia, three in Western Australia and the other four in New South Wales, Australian Capital Territory, Victoria and Tasmania. Additionally, through this segment the Company also owns four wineries in New Zealand. All but one of these Australia/New Zealand wineries crush grapes, vinify and cellar wine. Five include bottling and/or packaging operations. The facility in Reynella, South Australia bottles a significant portion of the wine produced in Australia, produces all Australian sparkling wines and cellars wines. The Company considers the segment’s principal facilities in Australia/New Zealand to be the Berri Estates winery located in Glossop and the bottling facility located in Reynella, both in South Australia.

Through the Constellation Wines segment, the Company owns or has interests in approximately 7,100 plantable acres of vineyards in South Australia, the Australian Capital Territory, Western Australia, Victoria, and Tasmania, and approximately 3,700 acres of vineyards, either fully bearing or under development, in New Zealand.

Europe

Through the Constellation Wines segment, in the U.K. the Company owns and operates two facilities in England, located in Bristol and Shepton Mallet. The Bristol facility is considered a principal facility and produces, bottles and packages wine; and the Shepton Mallet facility produces, bottles and packages cider.

Through this segment, the Company operates a National Distribution Centre, located at a leased facility in Severnside, Bristol, England, together with two leased satellite facilities within the same region, to distribute the Company’s products that are produced at the Bristol and Shepton Mallet facilities as well as products imported from other wine suppliers. To support its wholesaling business, through Matthew Clark the Company operates 11 physical distribution centers located throughout the U.K., 10 of which are leased, as well as two virtual depots and two satellite depots. These distribution centers and depots are used to distribute products produced by the Company, as well as by third parties.

Additionally, through the Constellation Wines segment, the Company leases warehouse and office facilities in Dublin and has contracted with a third party with respect to a depot in Cork in support of the Company’s business of marketing, storing and distributing alcoholic beverages in the Republic of Ireland.

Canada

Through the Constellation Wines segment, the Company owns and operates eight Canadian wineries, three of which are in British Columbia, three in Ontario, one in Quebec and one in New Brunswick. The British Columbia and Ontario operations all harvest a domestic crop and all locations vinify and cellar wines. Four wineries include bottling and/or packaging operations. The Company also operates a distribution center in Mississaugua, Ontario. In addition, through the segment the Company operates facilities in Vancouver, British Columbia and Kitchener, Ontario in connection with its beer and wine making kit business. The Company considers the segment’s principal facilities in Canada to be Niagara Cellars located in Niagara Falls (Ontario), the Vincor Quebec Division located in Rougemont (Quebec), the Vincor Production Facility located in Oliver (British Columbia) and the distribution center located in Mississaugua (Ontario).

Through the Constellation Wines segment, as of February 28, 2007, the Company owned or leased approximately 2,000 acres of vineyards, either fully bearing or under development, in Ontario and British Columbia to supply a portion of the grapes used in the production of wine.

Constellation Beers and Crown Imports

Through the Constellation Beers segment, the Company maintained leased division offices in Chicago, Illinois and contracted with five providers of warehouse space and services in eight locations throughout the U.S. Coincident with the formation of Crown Imports on January 2, 2007, these warehouse space and services contracts were transferred to the joint venture, and Crown Imports has entered into additional arrangements to satisfy its warehouse requirements in the U.S. and Guam. It currently has contracted with 17 providers of warehouse space and services in various locations throughout the U.S., District of Columbia and Guam. Crown Imports maintains leased offices in Chicago, Illinois as well as in eight other locations throughout the U.S.

Constellation Spirits

Through the Constellation Spirits segment, the Company maintains leased division offices in Chicago, Illinois.

Through this segment, the Company owns and operates four distilling plants, two in the U.S. and two in Canada. The two distilling plants in the U.S. are located in Bardstown, Kentucky and Albany, Georgia. The two distilling plants in Canada are located in Valleyfield, Quebec and Lethbridge, Alberta. The Company considers this segment’s principal distilling plants to be the facilities located in Bardstown (Kentucky), Valleyfield (Quebec) and Lethbridge (Alberta). The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company and, on a contractual basis, for other industry members. The two Canadian facilities distill, bottle and store Canadian whisky for the segment, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.

In the U.S., the Company through its Constellation Spirits segment also operates three bottling plants, located in Atlanta, Georgia; Owensboro, Kentucky and Carson, California. The facilities located in Atlanta (Georgia) and Owensboro (Kentucky) are owned, while the facility in Carson (California) is leased. The Company considers this segment’s bottling plant located in Owensboro to be one of the segment’s principal facilities. The Owensboro facility bottles and warehouses distilled spirits products for the segment and is also utilized for contract bottling.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Company

Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	56	Chairman of the Board and Chief Executive Officer
Robert Sands	48	President and Chief Operating Officer
Alexander L. Berk	57	Chief Executive Officer, Constellation Beers and Spirits, and President and Chief Executive Officer, Barton Incorporated
F. Paul Hetterich	44	Executive Vice President, Business Development and Corporate Strategy
Thomas J. Mullin	55	Executive Vice President and General Counsel
Thomas S. Summer	53	Executive Vice President and Chief Financial Officer
W. Keith Wilson	56	Executive Vice President and Chief Human Resources Officer

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

Thomas S. Summer joined the Company in April l997 as Senior Vice President and Chief Financial Officer and in April 2000 was elected Executive Vice President. From November 1991 to April 1997, Mr. Summer served as Vice President, Treasurer of Cardinal Health, Inc., a large national health care services company, where he was responsible for directing financing strategies and treasury matters. Prior to that, from November 1987 to November 1991, Mr. Summer held several positions in corporate finance and international treasury with PepsiCo, Inc. In October 2006, Mr. Summer announced that he planned to retire from the Company and from the position of Executive Vice President and Chief Financial Officer in May 2007, or such earlier date as a new chief financial officer is chosen. Mr. Summer will continue in an advisory capacity to the Company until May 14, 2008 or such earlier date as the Company and Mr. Summer shall mutually agree.

W. Keith Wilson joined the Company in January 2002 as Senior Vice President, Human Resources. In September 2002, he was elected Chief Human Resources Officer and in April 2003 he was elected Executive Vice President. From 1999 to 2001, Mr. Wilson served as Senior Vice President, Global Human Resources of Xerox Engineering Systems, a subsidiary of Xerox Corporation, that engineers, manufactures and sells hi-tech reprographics equipment and software worldwide. From 1990 to 1999, he served in various senior human resource positions with the banking, marketing and real estate and relocation businesses of Prudential Life Insurance of America, an insurance company that also provides other financial products.

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

CLASS A STOCK
1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2006 High Low	$ 30.08 $ 24.50	$ 31.60 $ 26.26	$ 29.01 $ 21.15	$ 27.39 $ 23.16
Fiscal 2007 High Low	$ 28.02 $ 23.32	$ 27.29 $ 24.13	$ 29.09 $ 26.90	$ 29.17 $ 23.01
CLASS B STOCK
1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2006 High Low	$ 29.88 $ 25.99	$ 31.24 $ 26.75	$ 28.90 $ 21.50	$ 27.35 $ 23.32
Fiscal 2007 High Low	$ 27.73 $ 24.00	$ 27.29 $ 23.85	$ 29.00 $ 26.85	$ 29.14 $ 23.15

At April 13, 2007, the number of holders of record of Class A Stock and Class B Stock of the Company were 1,034 and 219, respectively.

With respect to its common stock, the Company’s policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends on its common stock since its initial public offering in 1973. In addition, under the terms of the Company’s senior credit facility, the Company is currently constrained from paying cash dividends on its common stock. Also, certain of the indentures for the Company’s outstanding senior notes and senior subordinated notes may restrict the payment of cash dividends on its common stock under certain circumstances. Any indentures for debt securities issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on common stock.

Item 6.   Selected Financial Data

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003
(in millions, except per share data)
Sales	$6,401.8	$5,707.0	$5,139.8	$4,469.3	$3,583.1
Less-excise taxes	(1,185.4)	(1,103.5)	(1,052.2)	(916.9)	(851.5)
Net sales	5,216.4	4,603.5	4,087.6	3,552.4	2,731.6
Cost of product sold	(3,692.5)	(3,278.9)	(2,947.0)	(2,576.6)	(1,970.9)
Gross profit	1,523.9	1,324.6	1,140.6	975.8	760.7
Selling, general and administrative expenses	(768.8)	(612.4)	(555.7)	(457.3)	(350.9)
Restructuring and related charges(1)	(32.5)	(29.3)	(7.6)	(31.1)	(4.8)
Acquisition-related integration costs(2)	(23.6)	(16.8)	(9.4)	-	-
Operating income	699.0	666.1	567.9	487.4	405.0
Equity in earnings of equity method investees	49.9	0.8	1.8	0.5	12.2
Gain on change in fair value of derivative instruments	55.1	-	-	1.2	23.1
Interest expense, net	(268.7)	(189.6)	(137.7)	(144.7)	(105.4)
Income before income taxes	535.3	477.3	432.0	344.4	334.9
Provision for income taxes	(203.4)	(152.0)	(155.5)	(124.0)	(131.6)
Net income	331.9	325.3	276.5	220.4	203.3
Dividends on preferred stock	(4.9)	(9.8)	(9.8)	(5.7)	-
Income available to common stockholders	$327.0	$315.5	$266.7	$214.7	$203.3

Earnings per common share(3):
Basic - Class A Common Stock	$1.44	$1.44	$1.25	$1.08	$1.15
Basic - Class B Common Stock	$1.31	$1.31	$1.14	$0.98	$1.04
Diluted - Class A Common Stock	$1.38	$1.36	$1.19	$1.03	$1.10
Diluted - Class B Common Stock	$1.27	$1.25	$1.09	$0.95	$1.01

Total assets	$9,438.2	$7,400.6	$7,804.2	$5,558.7	$3,196.3
Long-term debt, including current maturities	$4,032.2	$2,729.9	$3,272.8	$2,046.1	$1,262.9

(1)
For a detailed discussion of restructuring and related charges for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2007 Compared to Fiscal 2006 - Restructuring and Related Charges” and “Fiscal 2006 Compared to Fiscal 2005 - Restructuring and Related Charges,” respectively.

(2)
For a detailed discussion of acquisition-related integration costs for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2007 Compared to Fiscal 2006 - Acquisition-Related Integration Costs” and “Fiscal 2006 Compared to Fiscal 2005 - Acquisition-Related Integration Costs,” respectively.

(3)	All per share data have been adjusted to give effect to the two-for-one splits of the Company’s two classes of common stock, which were distributed in the form of stock dividends in May 2005.

For the years ended February 28, 2007, and February 28, 2006, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, spirits and imported beer categories. As of January 2, 2007, the Company continues to supply imported beer in the U.S. through its investment in Crown Imports (as defined in “Acquisitions in Fiscal 2007 and Fiscal 2005, and Equity Method Investments” below). The Company has the largest wine business in the world and is the largest multi-category (wine, spirits and imported beer) supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and, through its investment in Matthew Clark (see “Recent Developments” below), a major independent drinks wholesaler in the United Kingdom (“U.K.”). In addition, with the acquisition of Vincor (as defined below), the Company is the largest producer and marketer of wine in Canada.

Through January 1, 2007, the Company reported its operating results in three segments: Constellation Wines (branded wines, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other. As a result of the Company’s investment in Crown Imports, the Company has changed its internal management financial reporting to consist of three business divisions, Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in Crown Imports, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, as of February 28, 2007, the Company reports its operating results in five segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers (imported beer), Constellation Spirits (distilled spirits), Corporate Operations and Other and Crown Imports (imported beer). Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and unusual items that affect comparability from its definition of operating income for segment purposes. The financial information for Fiscal 2006 and Fiscal 2005 (as defined below) have been restated to conform to the new segment presentation.

The Company’s business strategy is to remain focused across the beverage alcohol industry by offering a broad range of products in each of the Company’s three major categories: wine and spirits and, through Crown Imports, imported beer. The Company intends to keep its portfolio positioned for superior top-line growth while maximizing the profitability of its brands. In addition, the Company seeks to increase its relative importance to key customers in major markets by increasing its share of their overall purchasing, which is increasingly important in a consolidating industry. The Company’s strategy of breadth across categories and geographies is designed to deliver long-term profitable growth. This strategy allows the Company more investment choices, provides flexibility to address changing market conditions and creates stronger routes-to-market.

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s five core markets (U.S., Canada, U.K., Australia and New Zealand) within the Company’s three geographic regions (North America, Europe and Australia/New Zealand). Within North America, the Company offers a wide range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. and is the largest producer and marketer of branded wines in Canada. In Europe, the Company leverages its position as the largest wine supplier in the U.K. In addition, the Company leverages its investment in Matthew Clark as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products primarily to the on-premise business. Within Australia/New Zealand, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest producers of wine in Australia and New Zealand.

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

In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. A surplus of Australian wine has made very low cost bulk wine available to retailers which has allowed certain of these large retailers to quickly create and build private label brands in the Australian wine category. With growth in the U.K. wine market moderating and significant growth in private label brands, the Company has experienced declines in both volume and pricing. These markets have become increasingly competitive resulting in the Company’s difficulty to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In Australia, the domestic market remains competitive due to the surplus of Australian bulk wine, resulting in pricing pressures on the Company’s products, in particular on the box wine category. These conditions are expected to persist at least until the Australian bulk wine market firms. These factors have resulted in a decrease for Fiscal 2007 (as defined below) in the Company’s net sales for the U.K. and a decrease in gross profit associated with the Company’s Australian portfolio sold in the U.K.

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

For the year ended February 28, 2007 (“Fiscal 2007”), the Company’s net sales increased 13% over the year ended February 28, 2006 (“Fiscal 2006”), primarily from net sales of products acquired in the Vincor acquisition and an increase in base branded wine net sales. (References to base branded wine net sales exclude the net sales of branded wine acquired in the acquisition of Vincor.) Operating income increased 5% over the comparable prior year period resulting from the increased sales discussed above, partially offset by increased “acquisition-related integration costs, restructuring and related charges and unusual costs,” the recognition of stock-based compensation expense due to the Company’s March 1, 2006, adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” and the competitive market conditions in the U.K. Net income increased 2% over the comparable prior year period primarily due to increased interest expense combined with an increased provision for income taxes, partially offset by a gain on change in fair value of derivative instrument entered into in connection with the acquisition of Vincor, an increase in equity in earnings of equity method investees in connection with Crown Imports, and the increase in operating income.

The Company’s Constellation Wines segment has made an operating plan decision to reduce distributor wine inventory levels in the U.S. during the year ending February 29, 2008 (“Fiscal 2008”), in response to the consolidation of distributors over the past few years and supply chain technology improvements. As distributors are looking to operate with lower levels of inventory while maintaining appropriate service levels to retailers, the Company plans on working closely with its distributors on supply-chain efficiencies, thereby lowering costs for both the Company and its distributors, and ultimately making the Company’s brands more competitive in the marketplace. The Company is planning to reduce distributor inventory levels during the first half of Fiscal 2008. This decision is expected to have a significant impact on the Company’s Fiscal 2008 financial performance, including a reduction of net sales in the range of $160 million to $190 million and a reduction in diluted earnings per share in the range of $0.15 to $0.20.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2007 compared to Fiscal 2006, and Fiscal 2006 compared to the year ended February 28, 2005 (“Fiscal 2005”), and (ii) financial liquidity and capital resources for Fiscal 2007. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and net unusual costs expected to affect consolidated results of operations of the Company for Fiscal 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Recent Developments

Investment in Matthew Clark

On April 17, 2007, the Company and Punch Taverns plc (“Punch”) commenced operations of a joint venture for the U.K. wholesale business (“Matthew Clark”). The U.K. wholesale business was formerly owned entirely by the Company. Under the terms of the arrangement, the Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. The joint venture will reinforce Matthew Clark’s position as the U.K.’s largest independent premier drinks wholesaler serving the on-trade drinks industry. The Company received $178.8 million of cash proceeds from the formation of the joint venture, subject to a post-closing adjustment.

Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark will be included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

Acquisition of Svedka

On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”) for cash consideration of $383.7 million, net of cash acquired. In addition, the Company expects to incur direct acquisition costs of approximately $1.0 million. Svedka is a premium vodka produced in Sweden and is the fastest growing major imported premium vodka in the U.S. Svedka is the fifth largest imported vodka in the U.S. The purchase price was financed with revolver borrowings under the Company’s senior credit facility.

The results of operations of the Svedka business will be reported in the Constellation Spirits segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The Company expects the Svedka Acquisition to have a significant impact on the Company’s interest expense associated with the additional revolver borrowings.

Acquisitions in Fiscal 2007 and Fiscal 2005, and Equity Method Investments

Acquisition of Vincor

On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor is Canada’s largest producer and marketer of wine. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa. Well-known premium brands acquired in the Vincor acquisition include Inniskillin, Jackson-Triggs, Sawmill Creek, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

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

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company expects to incur direct acquisition costs of approximately $11.0 million. At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $320.2 million, resulting in a total transaction value of $1,447.0 million. The purchase price was financed with borrowings under the Company’s June 2006 Credit Agreement (as defined below).

The results of operations of the Vincor business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of Vincor is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of inventory step-up, acquisition-related integration costs and interest expense associated with the 2006 Credit Agreement (as defined below).

Acquisition of Robert Mondavi

On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. Through this transaction, the Company acquired various additional winery and vineyard interests, and, additionally produces, markets and sells premium, super-premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. In the United States, Woodbridge is the leading domestic premium wine brand and Robert Mondavi Private Selection is the leading super-premium wine brand. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company’s president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery. The Company accounts for the investment in Opus One under the equity method. Accordingly, the results of operations of Opus One are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income since December 22, 2004.

The acquisition of Robert Mondavi supports the Company’s strategy of strengthening the breadth of its portfolio across price segments to capitalize on the overall growth in the premium, super-premium and fine wine categories. The Company believes that the acquired Robert Mondavi brand names have strong brand recognition globally. The vast majority of sales from these brands are generated in the United States. The Company is leveraging the Robert Mondavi brands in the United States through its selling, marketing and distribution infrastructure. The Company has also expanded distribution for the Robert Mondavi brands in Europe through its Constellation Europe infrastructure.

The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in certain of its core markets. The Robert Mondavi acquisition provides the Company with a greater presence in the growing premium, super-premium and fine wine sectors within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom and other “new world” wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company incurred direct acquisition costs of $12.0 million. The purchase price was financed with borrowings under the Company’s prior senior credit facility.

The results of operations of the Robert Mondavi business have been reported in the Company’s Constellation Wines segment since December 22, 2004. Accordingly, the Company’s results of operations for Fiscal 2007 and Fiscal 2006 include the results of operations of the Robert Mondavi business for the entire period, whereas the results of operations for Fiscal 2005 only include the results of operations of the Robert Mondavi business from December 22, 2004, to the end of Fiscal 2005.

Following the Robert Mondavi acquisition, the Company sold certain of the acquired vineyard properties and related assets, investments accounted for under the equity method, and winery properties and related assets. The Company realized net proceeds of $180.7 million from the sale of these assets since the date of acquisition through the end of Fiscal 2006. No amounts were realized for Fiscal 2007. No gain or loss was recognized upon the sale of these assets.

Investment in Crown Imports

On July 17, 2006, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, entered into an Agreement to Establish Joint Venture (the “Joint Venture Agreement”) with Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch, Inc., pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) will be exclusively imported, marketed and sold in the 50 states of the U.S., the District of Columbia and Guam. In addition, the owners of the Tsingtao and St. Pauli Girl brands transferred exclusive importing, marketing and selling rights with respect to these brands in the U.S. to the joint venture. On January 2, 2007, the parties completed the closing (the “Closing”) of the transactions contemplated in the Joint Venture Agreement, as amended at Closing.

Pursuant to the Joint Venture Agreement, Barton established Crown Imports LLC, a wholly-owned subsidiary formed as a Delaware limited liability company. On January 2, 2007, pursuant to a Barton Contribution Agreement, dated July 17, 2006, among Barton, Diblo and Crown Imports LLC (the “Barton Contribution Agreement”), Barton transferred to Crown Imports LLC substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated therewith (the “Barton Contributed Net Assets”). At the Closing, GModelo Corporation, a Delaware corporation (the “Diblo Subsidiary”), a subsidiary of Diblo joined Barton as a member of Crown Imports LLC, and, in exchange for a 50% membership interest in Crown Imports LLC, contributed cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments. This imported beers joint venture is referred to hereinafter as “Crown Imports”.

Also on January 2, 2007, Crown Imports and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, entered into an Importer Agreement (the “Importer Agreement”), pursuant to which Extrade II granted to Crown Imports the exclusive right to import, market and sell the Modelo Brands in the territories mentioned above, and Crown Imports and Marcas Modelo, S.A. de C.V. (“Marcas Modelo”), entered into a Sub-license Agreement (the “Sub-license Agreement”), pursuant to which Marcas Modelo granted Crown Imports an exclusive sub-license to use certain trademarks related to the Modelo Brands within this territory.

As a result of these transactions, Barton and Diblo each have, directly or indirectly, equal interests in Crown Imports and each of Barton and Diblo have appointed an equal number of directors to the Board of Directors of Crown Imports.

The Importer Agreement set forth an immediate increase in the price of the products sold to Crown Imports of $0.25 per case, subject to adjustment by the parties. Such initial price increase was not intended to be reflected in an automatic corresponding price increase charged to Crown Imports customers. It was designed to reflect the relative values of the importation rights for the Western United States previously held by Barton and the importation rights for the rest of the U.S. Subsequent to January 2, 2007, it was determined that the initial price increase was not necessary as the relative value of the importation rights for the Western United States was comparable with that of the rest of the U.S. Accordingly, equity in earnings of equity method investees for Crown Imports does not include any initial price increase from the date of investment. The importer agreement that previously gave Barton the exclusive right to import, market and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions contemplated by the Joint Venture Agreement, as amended. The contribution by Diblo Subsidiary in exchange for a 50% membership interest in Crown does not constitute the acquisition of a business by the Company.

The joint venture and the related importation arrangements provide that, subject to the terms and conditions of those agreements, the joint venture and the related importation arrangements will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term. Upon consummation of the transactions, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

Investment in Ruffino

On December 3, 2004, the Company purchased a 40% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for $89.6 million, including direct acquisition costs of $7.5 million. As of February 1, 2005, the Constellation Wines segment began distributing Ruffino’s products in the United States. The Company accounts for the investment in Ruffino under the equity method; accordingly, the results of operations of Ruffino from December 3, 2004, are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2007 and Fiscal 2006.

	Fiscal 2007 Compared to Fiscal 2006
	Net Sales
	2007	2006	% Increase
Constellation Wines:
Branded wine	$2,755.7	$2,263.4	22%
Wholesale and other	1,087.7	972.0	12%
Constellation Wines net sales	3,843.4	3,235.4	19%
Constellation Beers net sales	1,043.6	1,043.5	N/A
Constellation Spirits net sales	329.4	324.6	1%
Crown Imports net sales	368.8	-	N/A
Consolidations and eliminations	(368.8)	-	N/A
Consolidated Net Sales	$5,216.4	$4,603.5	13%

Net sales for Fiscal 2007 increased to $5,216.4 million from $4,603.5 million for Fiscal 2006, an increase of $612.9 million, or 13%. This increase was due primarily to $405.8 million of net sales of products acquired in the Vincor acquisition, an increase in base branded wine net sales of $95.7 million (on a constant currency basis) and a favorable foreign currency impact of $66.2 million.

Constellation Wines

Net sales for Constellation Wines increased to $3,843.4 million for Fiscal 2007 from $3,235.4 million in Fiscal 2006, an increase of $608.0 million, or 19%. Branded wine net sales increased $492.3 million primarily due to $379.9 million of net sales of branded wine acquired in the Vincor acquisition and increased base branded wine net sales for North America (primarily the U.S.) of $118.9, partially offset by decreased base branded wine net sales for Europe (primarily the U.K.) of $27.4 million (on a constant currency basis). The increase in base branded wine net sales for the U.S. was driven by both higher average selling prices as the consumer continues to trade up to higher priced premium wines as supported by volume gains in both the premium and super-premium categories as well as volume gains in the wine with fruit category. The decrease in base branded wine net sales for the U.K. was driven primarily by lower pricing due to the highly competitive pricing market for private label and branded wine resulting from the significant oversupply of Australian wine and highly concentrated retail market place. Wholesale and other net sales increased $115.7 million primarily due to an increase of $51.0 million (on a constant currency basis) in the Company’s U.K. wholesale business as a result of a shift in the mix of sales towards higher priced products, a favorable foreign currency impact of $48.9 million and $25.9 million of net sales of non-branded products acquired in the Vincor acquisition.

Constellation Beers

Net sales for Constellation Beers remained comparable for Fiscal 2007 at $1,043.6 million from $1,043.5 million for Fiscal 2006. This is due to the formation of Crown Imports on January 2, 2007, and the accounting for this investment under the equity method of accounting. As such, Fiscal 2007 net sales include only ten months of net sales versus Fiscal 2006 net sales which include twelve months of net sales. However, on a similar year over year period, with ten months of net sales for Fiscal 2006, the Constellation Beers net sales increased 15% primarily due to volume growth in the Company’s Mexican beer portfolio from increased retail consumer demand.

Constellation Spirits

Net sales for Constellation Spirits increased slightly to $329.4 million for Fiscal 2007 from $324.6 million for Fiscal 2006, an increase of $4.8 million, or 1%. This increase resulted primarily from an increase in branded spirits net sales of $9.9 million partially offset by a decrease in bulk spirits net sales of $5.1 million.

Gross Profit

The Company’s gross profit increased to $1,523.9 million for Fiscal 2007 from $1,324.6 million for Fiscal 2006, an increase of $199.3 million, or 15%. The Constellation Wines segment’s gross profit increased $199.1 million primarily from gross profit of $166.8 million due to the Vincor acquisition and the additional gross profit of $36.8 million associated with the increased base branded wine net sales for North America. These amounts were partially offset by a $14.7 million decrease in U.K. and Australia gross profit resulting from the increased competition and promotional activities among suppliers in the U.K. and Australia, reflecting, in part, the effects of the oversupply of Australian wine and the retailer consolidation in the U.K., plus a late March 2006 increase in duty costs in the U.K. The Constellation Beers segment’s gross profit was comparable with prior year due to ten months of gross profit for Fiscal 2007 versus twelve months for Fiscal 2006. The Constellation Spirits segment’s gross profit was down slightly primarily due to increased material costs for spirits. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $3.8 million in Fiscal 2007 versus Fiscal 2006. This decrease resulted primarily from decreased flow through of adverse grape cost associated with the acquisition of Robert Mondavi of $19.9 million and decreased accelerated depreciation costs of $6.8 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan (as each of those terms is defined below in Restructuring and Related Charges), partially offset by increased flow through of inventory step-up of $22.3 million associated primarily with the Vincor acquisition. Gross profit as a percent of net sales increased to 29.2% for Fiscal 2007 from 28.8% for Fiscal 2006 primarily as a result of the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $768.8 million for Fiscal 2007 from $612.4 million for Fiscal 2006, an increase of $156.4 million, or 26%. This increase is due primarily to an increase of $99.7 million in the Constellation Wines segment and a $43.5 million increase in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased advertising expenses of $28.0 million, selling expenses of $40.8 million and general and administrative expenses of $30.9 million resulting primarily from the Vincor acquisition and the recognition of stock-based compensation expense of $8.4 million. The Constellation Beers segment’s selling, general and administrative expenses increased $12.1 million primarily due to increased advertising expenses of $12.1 million and general and administrative expenses of $2.7 million, partially offset by decreased selling expenses of $2.5 million and the impact of ten months of selling, general and administrative expenses for Fiscal 2007 compared to twelve months of selling, general and administrative expenses for Fiscal 2006. The Constellation Spirits segment’s selling, general and administrative expenses were up slightly primarily due to the recognition of stock-based compensation expense of $1.5 million. The Corporate Operations and Other segment’s selling, general and administrative expenses were down slightly, primarily due to costs recognized in Fiscal 2006 associated with professional service fees incurred in connection with the Company’s tender offer for Vincor that expired in December 2005 of $4.3 million and lower annual management incentive compensation expense in Fiscal 2007, partially offset by the recognition of stock-based compensation expense in Fiscal 2007 of $4.3 million and expenses associated with the formation of Crown Imports of $1.5 million. The increase in unusual costs was primarily due to the recognition of (i) $16.3 million of other charges associated with the Fiscal 2007 Wine Plan (primarily from the write-down of an Australian winery and certain Australian vineyards to fair value less cost to sell) and the Fiscal 2006 Plan, (ii) a $13.4 million loss on the sale of the Company’s branded bottled water business resulting from the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill, (iii) financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor acquisition and (iv) foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition. Selling, general and administrative expenses as a percent of net sales increased to 14.7% for Fiscal 2007 as compared to 13.3% for Fiscal 2006 primarily due to the increase in unusual costs and the recognition of stock-based compensation expense of $16.5 million.

Restructuring and Related Charges

The Company recorded $32.5 million of restructuring and related charges for Fiscal 2007 associated primarily with the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”) and the Company’s worldwide wine reorganizations announced during Fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). Restructuring and related charges included $5.9 million of employee termination benefit costs (net of reversal of prior accruals of $2.0 million), $25.6 million of contract termination costs and $1.0 million of facility consolidation/relocation costs (net of reversal of prior accruals of $0.4 million). In addition, in connection with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”), the Company recorded (i) $6.6 million of accelerated depreciation costs and $0.6 million of inventory write-downs and (ii) $16.3 million of other related costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Income. The Company recorded $29.3 million of restructuring and related charges for Fiscal 2006 associated primarily with the Fiscal 2006 Plan.

For Fiscal 2008, the Company expects to incur total restructuring and related charges of $4.5 million associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan and Vincor Plan. In addition, with respect to these plans, the Company expects to incur total accelerated depreciation costs, other charges and inventory write-downs for Fiscal 2008 of $6.7 million, $1.9 million and $0.3 million, respectively.

Acquisition-Related Integration Costs

Acquisition-related integration costs increased to $23.6 million for Fiscal 2007 from $16.8 million for Fiscal 2006, an increase of $6.8 million, or 40%. Acquisition-related integration costs consisted of costs recorded primarily in connection with the Vincor Plan. Acquisition-related integration costs included $9.8 million of employee-related costs and $13.8 million of facilities and other one-time costs. The Company recorded $16.8 million of acquisition-related integration costs for Fiscal 2006 in connection with the Company’s plan to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”).

For Fiscal 2008, the Company expects to incur total acquisition-related integration costs of $10.2 million, including $0.5 million of employee-related costs and $9.7 million of facilities and other one-time costs, primarily in connection with the Vincor Plan.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Fiscal 2007 and Fiscal 2006.

	Fiscal 2007 Compared to Fiscal 2006
	Operating Income (Loss)
	2007	2006	% Increase (Decrease)
Constellation Wines	$629.9	$530.4	19%
Constellation Beers	208.1	219.2	(5)%
Constellation Spirits	65.5	73.4	(11)%
Corporate Operations and Other	(60.9)	(63.0)	3%
Crown Imports	78.4	-	N/A
Consolidations and eliminations	(78.4)	-	N/A
Total Reportable Segments	842.6	760.0	11%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(143.6)	(93.9)	53%
Consolidated Operating Income	$699.0	$666.1	5%

As a result of the factors discussed above, consolidated operating income increased to $699.0 million for Fiscal 2007 from $666.1 million for Fiscal 2006, an increase of $32.9 million, or 5%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $143.6 million for Fiscal 2007 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges of $32.5 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $30.2 million associated primarily with the Company’s acquisition of Vincor; acquisition-related integration costs of $23.6 million associated primarily with the Vincor Plan; other charges of $16.3 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan included within selling, general and administrative expenses; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; the flow through of adverse grape cost of $3.1 million associated with the acquisition of Robert Mondavi; and accelerated depreciation costs and the write-down of certain inventory of $6.6 million and $0.6 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Acquisition-related integration costs, restructuring and related charges and unusual costs of $93.9 million for Fiscal 2006 represent restructuring and related charges of $29.3 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; the flow through of adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated primarily with the Company’s acquisition of Robert Mondavi of $23.0 million, $16.8 million, and $7.9 million, respectively; accelerated depreciation costs and other charges of $13.4 million and $0.1 million, respectively, associated with the Fiscal 2006 Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $49.9 million in Fiscal 2007 from $0.8 million in Fiscal 2006, an increase of $49.1 million. This increase is primarily due to (i) the January 2, 2007, consummation of the beer joint venture and the reporting of the results of operations of the joint venture since that date under the equity method of accounting of $38.9 million, and (ii) an increase of $8.1 million associated with the Company’s investment in Ruffino due primarily to the write-down in Fiscal 2006 of certain pre-acquisition Ruffino inventories.

Gain on Change in Fair Value of Derivative Instrument

In April 2006, the Company entered into a foreign currency forward contract in connection with the acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. For Fiscal 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

Interest Expense, Net

Interest expense, net of interest income of $5.4 million and $4.2 million for Fiscal 2007 and Fiscal 2006, respectively, increased to $268.7 million for Fiscal 2007 from $189.6 million for Fiscal 2006, an increase of $79.1 million, or 41.7%. The increase resulted from both higher average borrowings in Fiscal 2007 (primarily as a result of the financing of the Vincor acquisition) and higher average interest rates.

Provision for Income Taxes

The Company’s effective tax rate increased to 38.0% for Fiscal 2007 from 31.8% for Fiscal 2006, an increase of 6.2%. In Fiscal 2007, the Company sold its branded bottled water business that resulted in the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill. The provision for income taxes on the sale of the branded bottled water business increased the Company’s effective tax rate for Fiscal 2007. In addition, the effective tax rate for Fiscal 2006 reflected the benefits recorded for adjustments to income tax accruals of $16.2 million in connection with the completion of various income tax examinations as well as the preliminary conclusion regarding the impact of the American Jobs Creation Act of 2004 on planned distributions of certain foreign earnings.

Net Income

As a result of the above factors, net income increased to $331.9 million for Fiscal 2007 from $325.3 million for Fiscal 2006, an increase of $6.6 million, or 2%.

Fiscal 2006 Compared to Fiscal 2005

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2006 and Fiscal 2005.

	Fiscal 2006 Compared to Fiscal 2005
	Net Sales
	2006	2005	% Increase (Decrease)
Constellation Wines:
Branded wine	$2,263.4	$1,830.8	24%
Wholesale and other	972.0	1,020.6	(5)%
Constellation Wines net sales	3,235.4	2,851.4	13%
Constellation Beers net sales	1,043.5	922.9	13%
Constellation Spirits net sales	324.6	313.3	4%
Consolidated Net Sales	$4,603.5	$4,087.6	13%

Net sales for Fiscal 2006 increased to $4,603.5 million from $4,087.6 million for Fiscal 2005, an increase of $515.9 million, or 13%. This increase resulted primarily from an increase in branded wine net sales of $440.1 million (on a constant currency basis) and imported beer net sales of $120.5 million, partially offset by an unfavorable foreign currency impact of $35.5 million.

Constellation Wines

Net sales for Constellation Wines increased to $3,235.4 million for Fiscal 2006 from $2,851.4 million in Fiscal 2005, an increase of $384.0 million, or 13%. Branded wine net sales increased $432.6 million primarily from $337.5 million of net sales of the acquired Robert Mondavi brands and $43.6 million of net sales of Ruffino brands, which the Company began distributing in the U.S. on February 1, 2005, as well as a $51.5 million increase in branded wine net sales (excluding sales of Robert Mondavi and Ruffino brands). The $51.5 million increase is due primarily to growth in the Company’s branded wine net sales in the U.S. of $45.2 million resulting from a $28.2 million benefit from a shift in the mix of sales towards higher priced products and $17.0 million from new product introductions. Wholesale and other net sales decreased $48.5 million ($20.5 million on a constant currency basis) as constant currency growth in the U.K. wholesale business of $13.0 million was more than offset by a decrease in other net sales of $33.5 million. The decrease in other net sales is primarily due to the Company’s Fiscal 2004 decision to exit the commodity concentrate business during Fiscal 2005.

Constellation Beers

Net sales for Constellation Beers increased to $1,043.5 million for Fiscal 2006 from $922.9 million for Fiscal 2005, an increase of $120.6 million, or 13%. This increase resulted from volume growth in the Company’s Mexican beer portfolio resulting from increased retail consumer demand.

Constellation Spirits

Net sales for Constellation Spirits increased to $324.6 million for Fiscal 2006 from $313.3 million for Fiscal 2005, an increase of $11.3 million, or 4%. This increase is attributable primarily to an increase in the Company’s contract production net sales for Fiscal 2006.

Gross Profit

The Company’s gross profit increased to $1,324.6 million for Fiscal 2006 from $1,140.6 million for Fiscal 2005, an increase of $184.0 million, or 16%. The Constellation Wines segment’s gross profit increased $191.0 million primarily due to the additional gross profit of $171.7 million from the Robert Mondavi acquisition and additional gross profit of $50.4 million from branded wine net sales in the U.S. primarily due to the favorable mix of sales towards higher margin products and new product introductions, partially offset by reduced gross profit of $41.5 million from the decrease in other net sales. The Constellation Beers segment’s gross profit increased $18.1 million primarily due to volume growth in the Company’s Mexican beer portfolio of $37.4 million, partially offset by higher Mexican beer product costs of $9.5 million and transportation costs of $4.0 million. However, in connection with certain supply arrangements, the higher Mexican beer product costs were offset by a corresponding decrease in advertising expenses resulting in no impact to operating income. The Constellation Spirits segment’s gross profit increased $2.9 million. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $28.1 million in Fiscal 2006 versus Fiscal 2005. This increase resulted primarily from accelerated depreciation costs associated with the Fiscal 2006 Plan (as defined below) of $13.4 million and increased flow through of adverse grape cost associated with the Robert Mondavi acquisition of $13.2 million. Gross profit as a percent of net sales increased to 28.8% for Fiscal 2006 from 27.9% for Fiscal 2005 primarily due to sales of higher-margin wine brands acquired in the Robert Mondavi acquisition, partially offset by the higher unusual items and higher Mexican beer product costs and transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $612.4 million for Fiscal 2006 from $555.7 million for Fiscal 2005, an increase of $56.7 million, or 10%. The Constellation Wines segment’s selling, general and administrative expenses increased $67.2 million primarily due to increased selling expenses of $31.6 million, general and administrative expenses of $26.8 million, and advertising expenses of $8.8 million to support the growth in the segment’s business, primarily due to the costs related to the brands acquired in the Robert Mondavi acquisition. Included in the increase in general and administrative expenses was an expense of $6.4 million associated with the segment’s U.K. defined benefit pension plan related to a reduction in the period over which unrecognized actuarial losses are amortized. The Constellation Beers segment’s selling, general and administrative expenses decreased $4.3 million due to lower advertising expenses of $8.3 million, partially offset by increased selling expenses of $3.1 million and general and administrative expenses of $0.9 million. The Constellation Spirits segment’s selling, general and administrative expenses increased $9.0 million due primarily to increased advertising expenses of $5.2 million and selling expenses of $4.2 million. The Corporate Operations and Other segment’s selling, general and administrative expenses increased $7.0 million primarily due to costs associated with professional service fees incurred in connection with the Company’s tender offer for Vincor that expired in December 2005 of $4.3 million and increased general and administrative expenses of $2.7 million to support the Company’s growth. Lastly, there was a decrease of $22.1 million of unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. Fiscal 2006 included costs associated primarily with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. Fiscal 2005 costs included $31.7 million of financing costs recorded in Fiscal 2005 related to (i) the Company’s redemption of its $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (the “Senior Subordinated Notes”) of $10.3 million and (ii) the Company’s new senior credit facility entered into in connection with the Robert Mondavi acquisition of $21.4 million, partially offset by net gains of $6.1 million recorded in Fiscal 2005 on the sales of non-strategic assets of $3.1 million and the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $3.0 million. Selling, general and administrative expenses as a percent of net sales decreased to 13.3% for Fiscal 2006 as compared to 13.6% for Fiscal 2005 primarily due to the decrease in unusual costs.

Restructuring and Related Charges

The Company recorded $29.3 million of restructuring and related charges for Fiscal 2006 associated with the restructuring plans of the Constellation Wines segment. Restructuring and related charges resulted from (i) the further realignment of business operations and the Company’s plan to exit the commodity concentrate product line in the U.S., both announced during fiscal 2004, (the “Fiscal 2004 Plan”), (ii) the Robert Mondavi Plan, and (iii) the Fiscal 2006 Plan. Restructuring and related charges recorded in connection with the Fiscal 2004 Plan included $0.7 million of employee termination benefit costs and $1.3 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Robert Mondavi Plan included $1.6 million of employee termination benefit costs, $0.7 million of contract termination costs and $0.5 million of facility consolidation and relocation costs. Restructuring and related charges recorded in connection with the Fiscal 2006 Plan included $24.3 million of employee termination benefit costs and $0.2 million of facility consolidation and relocation costs. In addition, in connection with the Fiscal 2006 Plan, the Company recorded (i) $13.4 million of accelerated depreciation costs in connection with the Company’s investment in new assets and reconfiguration of certain existing assets under the plan and (ii) $0.1 million of other related costs which were recorded in the cost of product sold line and the selling, general and administrative expenses line, respectively, within the Consolidated Statements of Income. The Company recorded $7.6 million of restructuring and related charges for Fiscal 2005 associated with the Fiscal 2004 Plan and the Robert Mondavi Plan.

Acquisition-Related Integration Costs

The Company recorded $16.8 million of acquisition-related integration costs for Fiscal 2006 in connection with the Robert Mondavi Plan. Acquisition-related integration costs included $5.3 million of employee-related costs and $11.5 million of facilities and other one-time costs. The Company recorded $9.4 million of acquisition-related integration costs for Fiscal 2005 in connection with the Robert Mondavi Plan.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Fiscal 2006 and Fiscal 2005.

	Fiscal 2006 Compared to Fiscal 2005
	Operating Income (Loss)
	2006	2005	% Increase (Decrease)
Constellation Wines	$530.4	$406.6	30%
Constellation Beers	219.2	196.8	11%
Constellation Spirits	73.4	79.3	(7)%
Corporate Operations and Other	(63.0)	(56.0)	13%
Total Reportable Segments	760.0	626.7	21%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs	(93.9)	(58.8)	60%
Consolidated Operating Income	$666.1	$567.9	17%

As a result of the factors discussed above, consolidated operating income increased to $666.1 million for Fiscal 2006 from $567.9 million for Fiscal 2005, an increase of $98.2 million, or 17%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $93.9 million for Fiscal 2006 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges of $29.3 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; the flow through of adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated primarily with the Company’s acquisition of Robert Mondavi of $23.0 million, $16.8 million, and $7.9 million, respectively; accelerated depreciation costs and other charges of $13.4 million and $0.1 million, respectively, associated with the Fiscal 2006 Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. Acquisition-related integration costs, restructuring and related charges and unusual costs of $58.8 million for Fiscal 2005 consist of financing costs associated with the redemption of the Company’s Senior Subordinated Notes and the repayment of the Company’s prior senior credit facility in connection with the Robert Mondavi acquisition of $31.7 million; the flow through of adverse grape cost and acquisition-related integration costs associated with the Robert Mondavi acquisition of $9.8 million and $9.4 million, respectively; restructuring and related charges of $7.6 million associated with the Fiscal 2004 Plan and the Robert Mondavi Plan; and the flow through of inventory step-up associated primarily with the acquisition of all of the outstanding capital stock of BRL Hardy Limited, now known as Hardy Wine Company Limited (the “Hardy Acquisition”) of $6.4 million; partially offset by a net gain on the sale of non-strategic assets of $3.1 million and a gain related to the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $3.0 million.

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

Fiscal 2007 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2007 was $313.2 million, which resulted from $331.9 million of net income, plus $199.8 million of net non-cash items charged to the Consolidated Statement of Income, less $163.4 million representing the net change in the Company’s operating assets and liabilities and $55.1 million of proceeds from maturity of derivative instrument reflected in investing activities.

The net non-cash items consisted primarily of depreciation of property, plant and equipment, the deferred tax provision and equity in earnings of equity method investments. The net change in operating assets and liabilities resulted primarily from a decrease in other accrued expenses and liabilities of $157.2 million and an increase in inventories of $85.1 million, partially offset by a decrease in prepaid expenses and other current assets of $44.3 million. The decrease in other accrued expenses and liabilities is primarily due to the settlement of an outstanding marketing accrual in connection with the Company’s prior Mexican beers distribution agreement, settlement of restructuring accruals, increased income tax payments, and payments of non-recurring liabilities assumed in connection with the Vincor acquisition. The increase in inventories was primarily due to the build-up of the imported beer inventories prior to the Company’s contribution of the beer business to Crown Imports. As Crown Imports began selling and importing under the Importer Agreement in the 50 states of the United States of America, the District of Columbia and Guam on January 2, 2007, it was necessary to increase inventory levels in order to ensure there were adequate inventory levels to support the additional territories. The decrease in prepaid expenses and other current assets is primarily due to a decrease in prepaid marketing expense due to the settlement of the outstanding marketing accrual in connection with the Company’s prior Mexican beers distribution agreement noted above.

Investing Activities

Net cash used in investing activities for Fiscal 2007 was $1,197.1 million, which resulted primarily from $1,093.7 million for the purchase of a business and $192.0 million of capital expenditures, partially offset by $55.1 million of proceeds from maturity of derivative instrument entered into to fix the U.S. dollar cost of the acquisition of Vincor.

Financing Activities

Net cash provided by financing activities for Fiscal 2007 was $925.2 million resulting primarily from proceeds from issuance of long-term debt of $3,705.4 million, net proceeds of $63.4 million from the exercise of employee stock options and net proceeds of $47.1 million from notes payable partially offset by principal payments of long-term debt of $2,786.9 million and purchases of treasury stock of $100.0 million.

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

The net non-cash items consisted primarily of depreciation of property, plant and equipment and deferred tax provision. The cash proceeds credited to AOCI consisted of $30.3 million in proceeds from the unwinding of certain interest rate swaps (see discussion below under Senior Credit Facilities) and $18.5 million in proceeds from the early termination of certain foreign currency derivative instruments related to the Company’s change in its structure of certain of its cash flow hedges of forecasted foreign currency denominated transactions. As the forecasted transactions are still probable, this amount was recorded to AOCI and will be reclassified from AOCI into earnings in the same periods in which the original hedged items are recorded in the Consolidated Statements of Income. The net change in operating assets and liabilities resulted primarily from an increase in inventories of $121.9 million and decreases in restructuring accruals and accrued advertising and promotion of $31.8 million and $19.2 million, respectively, partially offset by a decrease in accounts receivable of $44.2 million. The increase in inventories was due primarily to higher than expected yields for the 2005 calendar grape harvests for both the U.S. and Australia. The decreases in restructuring accruals and accrued advertising and promotion accruals were primarily due to timing of cash payments. The decrease in accounts receivable was due primarily to efforts in the Company’s U.K. business to reduce the number of days sales outstanding in its accounts receivables.

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

Share Repurchase Programs

During February 2006, the Company’s Board of Directors replenished a June 1998 Board of Directors authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock. During Fiscal 2007, the Company repurchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share. The Company used revolver borrowings under the June 2006 Credit Agreement to pay the purchase price for these shares. No shares were repurchased during Fiscal 2006 or Fiscal 2005. During February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock. Between the end of Fiscal 2007 and April 27, 2007, the Company repurchased 2,457,200 shares of Class A Common Stock pursuant to this authorization in open market transactions. The aggregate cost of these shares was $55.1 million, or an average cost of $22.44 per share. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for these shares. The Company may finance future share repurchases through cash generated from operations or through revolver borrowings under the 2006 Credit Agreement. The repurchased shares will become treasury shares.

Debt

Total debt outstanding as of February 28, 2007, amounted to $4,185.5 million, an increase of $1,375.7 million from February 28, 2006. The ratio of total debt to total capitalization increased to 55.1% as of February 28, 2007, from 48.6% as of February 28, 2006, primarily as a result of the additional borrowings in the second quarter of fiscal 2007 to finance the acquisition of Vincor. If the Company’s financing of the Svedka Acquisition, the repurchase of shares and the proceeds from the Matthew Clark joint venture had occurred as of February 28, 2007, the Company’s ratio of total debt to total capitalization would have increased to 56.9%.

Senior Credit Facility

2006 Credit Agreement

In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, the June 2006 Credit Agreement was amended (the “February Amendment”). The June 2006 Credit Agreement together with the February Amendment is referred to as the “2006 Credit Agreement”.  The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the acquisition of Vincor and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on June 5, 2006. In August 2006, the Company used proceeds from the August 2006 Senior Notes (as defined below) to repay $180.0 million of the tranche A term loan and $200.0 million of the tranche B term loan. In addition, the Company prepaid an additional $100.0 million on the tranche B term loan in August 2006. As of February 28, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$90.0	$7.6	$97.6
2009	210.0	15.2	225.2
2010	270.0	15.2	285.2
2011	300.0	15.2	315.2
2012	150.0	15.2	165.2
Thereafter	-	1,431.6	1,431.6
	$1,020.0	$1,500.0	$2,520.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of February 28, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The February Amendment amended the June 2006 Credit Agreement to, among other things, (i) increase the revolving credit facility from $500.0 million to $900.0 million, which increased the aggregate credit facilities from $3.5 billion to $3.9 billion; (ii) increase the aggregate amount of cash payments the Company is permitted to make in respect or on account of its capital stock; (iii) remove certain limitations on the application of proceeds from the incurrence of senior unsecured indebtedness; (iv) increase the maximum permitted total “Debt Ratio” and decrease the required minimum “Interest Coverage Ratio”; and (v) eliminate the “Senior Debt Ratio” covenant and the “Fixed Charges Ratio” covenant.

The Company’s obligations are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2006 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, disposition or acquisition of property, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to maximum total debt coverage ratio and minimum interest coverage ratio.

As of February 28, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.6%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $30.0 million bearing an interest rate of 6.6%, outstanding letters of credit of $50.9 million, and $819.1 million in revolving loans available to be drawn.

As of April 27, 2007, reflecting the Company's activities subsequent to February 28, 2007, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.6%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $337.5 million bearing an interest rate of 6.6%, outstanding letters of credit of $40.7 million, and $521.8 million in revolving loans available to be drawn, under the 2006 Credit Agreement.

In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 28, 2007. These delayed start interest rate swap agreements extended the original hedged period through fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Income. For Fiscal 2007 and Fiscal 2006, the Company reclassified $5.9 million and $3.6 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included in the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior Notes

On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement.

As of February 28, 2007, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of February 28, 2007, the Company had outstanding £154.0 million ($302.1 million, net of $0.3 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of February 28, 2007, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s June 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate plus 50 basis points. The August 2006 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant operating subsidiaries guarantee the August 2006 Senior Notes, on a senior basis. As of February 28, 2007, the Company had outstanding $693.4 million (net of $6.6 million unamortized discount) aggregate principal amount of August 2006 Senior Notes.

Senior Subordinated Notes

As of February 28, 2007, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.

Subsidiary Credit Facilities

In addition to the above arrangements, the Company has additional credit arrangements totaling $386.1 million as of February 28, 2007. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2007, and February 28, 2006, amounts outstanding under these arrangements were $188.0 million and $69.8 million, respectively.

Contractual Obligations and Commitments

The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 28, 2007. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 8, 9, 11, 12, 13 and 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for detailed discussion of items noted in the following table.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Notes payable to banks	$153.3	$153.3	$-	$-	$-
Interest payments on notes payable to banks(1)	10.3	10.3	-	-	-
Long-term debt (excluding unamortized discount)	4,039.1	317.3	841.2	736.0	2,144.6
Interest payments on long- term debt(2)	1,386.9	275.6	473.7	361.0	276.6
Operating leases	540.3	72.9	122.9	73.8	270.7
Other long-term liabilities	303.9	76.3	88.5	61.6	77.5
Unconditional purchase obligations(3)	2,320.7	466.7	692.3	414.3	747.4
Total contractual obligations	$8,754.5	$1,372.4	$2,218.6	$1,646.7	$3,516.8

(1)
Interest payments on notes payable to banks include interest on both revolving loans under the Company’s senior credit facility and on foreign subsidiary facilities. The weighted average interest rate on the revolving loans under the Company’s senior credit facility was 6.6% as of February 28, 2007. Interest rates on foreign subsidiary facilities range from 1.8% to 9.2% as of February 28, 2007.

(2)
Interest rates on long-term debt obligations range from 6.4% to 8.5%. Interest payments on long-term debt obligations include amounts associated with the Company’s outstanding interest rate swap agreements to fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 1.6% of the Company’s total long-term debt, as amounts are not material.

(3)
Total unconditional purchase obligations consist of $26.0 million for contracts to purchase various spirits over the next six fiscal years, $2,182.2 million for contracts to purchase grapes over the next eighteen fiscal years, $82.5 million for contracts to purchase bulk wine over the next four fiscal years and $30.0 million for processing contracts over the next four fiscal years. See Note 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

Capital Expenditures

During Fiscal 2007, the Company incurred $192.0 million for capital expenditures. The Company plans to spend approximately $165 million for capital expenditures in Fiscal 2008. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See “Business - Sources and Availability of Raw Materials” under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which would have a material adverse impact on the Company’s financial statements. Promotional costs were $635.6 million, $501.9 million and $390.9 million for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. Accrued promotion costs were $150.3 million and $135.4 million as of February 28, 2007, and February 28, 2006, respectively.

•
Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements. Inventories were $1,948.1 million and $1,704.4 million as of February 28, 2007, and February 28, 2006, respectively.

•
Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred. Amortization expense for amortizable intangible assets was $2.8 million, $1.9 million and $2.8 million for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. Amortizable intangible assets were $39.3 million and $11.9 million as of February 28, 2007, and February 28, 2006, respectively.

•
Impairment of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist primarily of trademarks as well as agency relationships. The Company is required to analyze its goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets or reporting unit and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of the assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements. The most significant assumptions used in the discounted future cash flows calculation to determine the fair value of the Company’s reporting units and the fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate and (iii) the annual cash flow projections. If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of goodwill, then each change individually would not have resulted in the carrying value of the net assets of the reporting unit, including its goodwill, exceeding the fair value. If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, then the changes individually, for only the discount rate and the expected long-term growth rate, would have resulted in only one unit of accounting’s carrying value exceeding the fair value by an immaterial amount. For this sensitivity analysis, the Company excluded reporting units and units of accounting acquired during Fiscal 2007 and reporting units disposed of after the annual testing date.

The Company recorded an immaterial impairment loss for Fiscal 2007 for intangible assets with indefinite lives associated with assets held-for-sale. No impairment loss was recorded in Fiscal 2006 and Fiscal 2005. With regard to goodwill, no impairment loss was recorded in Fiscal 2007, Fiscal 2006 and Fiscal 2005. Intangible assets with indefinite lives were $1,096.1 million and $872.0 million as of February 28, 2007, and February 28, 2006, respectively. Goodwill was $3,083.9 million and $2,193.6 million as of February 28, 2007, and February 28, 2006, respectively.

•
Accounting for Stock-Based Compensation. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method on March 1, 2006. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provided supplemental implementation guidance for SFAS No. 123(R). The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards granted after March 1, 2006. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, then stock-based compensation expense could be materially different in the future. If the Company used an expected term of the stock-based awards that was one year longer, the fair value of the stock-based awards would have increased by $5.9 million, resulting in an increase of $1.2 million of stock-based compensation expense for Fiscal 2007. If the Company used an expected term of the stock-based awards that was one year shorter, the fair value of the stock-based awards would have decreased by $6.3 million, resulting in a decrease of $1.3 million of stock-based compensation expense for Fiscal 2007. The total amount of stock-based compensation recognized under SFAS 123(R) was $18.1 million for Fiscal 2007, of which $16.5 million was expensed for Fiscal 2007 and $1.6 million was capitalized in inventory as of February 28, 2007.

Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN No. 48 for fiscal years beginning March 1, 2007, with the cumulative effect of applying the provisions of FIN No. 48 reported as an adjustment to opening retained earnings. The Company is continuing to evaluate the financial impact of adopting FIN No. 48 on its consolidated financial statements. However, the Company does not expect the adoption of FIN No. 48 to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company has adopted this provision of SFAS No. 158 and has provided the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company does not expect the adoption of the remaining provision of SFAS No. 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. The Company is required to adopt SFAS No. 159 for fiscal years beginning after February 28, 2009. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2007, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of February 28, 2007, and February 28, 2006, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,383.3 million and $1,254.7 million, respectively. Approximately 69% of the Company’s total exposures were hedged as of February 28, 2007. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 28, 2007, and February 28, 2006, the fair value of open foreign exchange contracts would have been decreased by $161.8 million and $77.5 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,589.3 million and $1,010.5 million as of February 28, 2007, and February 28, 2006, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2007, and February 28, 2006, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $69.6 million and $26.9 million, respectively.

As of February 28, 2007, and February 28, 2006, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. A hypothetical 1% increase from prevailing interest rates as of February 28, 2007, and February 28, 2006, would have increased the fair value of the interest rate swaps by $36.7 million and $43.8 million, respectively.

In addition to the $1,589.3 million and $1,010.5 million estimated fair value of fixed rate debt outstanding as of February 28, 2007, and February 28, 2006, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of February 28, 2007, and February 28, 2006, of $2,688.7 million and $1,856.1 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of February 28, 2007, and February 28, 2006, is $26.9 million and $18.6 million, respectively.

Item 8.    Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007

The following information is presented in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm - KPMG LLP.................................	55
Report of Independent Registered Public Accounting Firm - KPMG LLP.................................	56
Management’s Annual Report on Internal Control Over Financial Reporting ............................	58
Consolidated Balance Sheets - February 28, 2007, and February 28, 2006................................	59
Consolidated Statements of Income for the years ended February 28, 2007, February 28, 2006, and February 28, 2005......................................................................	60
Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2007, February 28, 2006, and February 28, 2005.........................	61
Consolidated Statements of Cash Flows for the years ended February 28, 2007, February 28, 2006, and February 28, 2005......................................................................	63
Notes to Consolidated Financial Statements..................................................................................	64
Selected Quarterly Financial Information (unaudited)..................................................................	122

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
April 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Constellation Brands, Inc. maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Constellation Brands, Inc. maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of February 28, 2007. This evaluation excluded the internal control over financial reporting of the Canadian operations of Vincor International Inc., which the Company acquired on June 5, 2006. As of February 28, 2007, total assets, net sales and income before income taxes of the Canadian operations of Vincor International Inc. not evaluated with respect to the effectiveness of internal control over financial reporting comprised 9.4%, 4.7%, and 3.1% of the consolidated total assets, net sales, and income before income taxes of the Company. Our audit of internal control over financial reporting of Constellation Brands, Inc. also excluded an evaluation of the internal control over financial reporting of the Canadian operations of Vincor International Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2007, and our report dated April 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
April 30, 2007

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of February 28, 2007. This evaluation excluded the internal control over financial reporting of the Canadian operations of Vincor International Inc., which the Company acquired on June 5, 2006. As of February 28, 2007, total assets, net sales and income before income taxes of the Canadian operations of Vincor International Inc. not evaluated with respect to the effectiveness of internal control over financial reporting comprised 9.4%, 4.7%, and 3.1% of the consolidated total assets, net sales, and income before income taxes of the Company.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28,	February 28,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash investments	$33.5	$10.9
Accounts receivable, net	881.0	771.9
Inventories	1,948.1	1,704.4
Prepaid expenses and other	160.7	213.7
Total current assets	3,023.3	2,700.9
PROPERTY, PLANT AND EQUIPMENT, net	1,750.2	1,425.3
GOODWILL	3,083.9	2,193.6
INTANGIBLE ASSETS, net	1,135.4	883.9
OTHER ASSETS, net	445.4	196.9
Total assets	$9,438.2	$7,400.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$153.3	$79.9
Current maturities of long-term debt	317.3	214.1
Accounts payable	376.1	312.8
Accrued excise taxes	73.7	76.7
Other accrued expenses and liabilities	670.7	614.6
Total current liabilities	1,591.1	1,298.1
LONG-TERM DEBT, less current maturities	3,714.9	2,515.8
DEFERRED INCOME TAXES	474.1	371.2
OTHER LIABILITIES	240.6	240.3
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none at February 28, 2007, and 170,500 shares at February 28, 2006	-	-
Class A Common Stock, $.01 par value- Authorized, 300,000,000 shares; Issued, 219,090,309 shares at February 28, 2007, and 203,651,535 shares at February 28, 2006	2.2	2.0
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,831,138 shares at February 28, 2007, and 28,863,138 shares at February 28, 2006	0.3	0.3
Additional paid-in capital	1,271.1	1,159.4
Retained earnings	1,919.3	1,592.3
Accumulated other comprehensive income	349.1	247.4
	3,542.0	3,001.4
Less-Treasury stock-
Class A Common Stock, 8,046,370 shares at February 28, 2007, and 4,474,371 shares at February 28, 2006, at cost	(122.3)	(24.0)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2007, and February 28, 2006, at cost	(2.2)	(2.2)
	(124.5)	(26.2)
Total stockholders' equity	3,417.5	2,975.2
Total liabilities and stockholders' equity	$9,438.2	$7,400.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended
	February 28,	February 28,	February 28,
	2007	2006	2005

SALES	$6,401.8	$5,707.0	$5,139.8
Less - Excise taxes	(1,185.4)	(1,103.5)	(1,052.2)
Net sales	5,216.4	4,603.5	4,087.6
COST OF PRODUCT SOLD	(3,692.5)	(3,278.9)	(2,947.0)
Gross profit	1,523.9	1,324.6	1,140.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(768.8)	(612.4)	(555.7)
RESTRUCTURING AND RELATED CHARGES	(32.5)	(29.3)	(7.6)
ACQUISITION-RELATED INTEGRATION COSTS	(23.6)	(16.8)	(9.4)
Operating income	699.0	666.1	567.9
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	49.9	0.8	1.8
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	55.1	-	-
INTEREST EXPENSE, net	(268.7)	(189.6)	(137.7)
Income before income taxes	535.3	477.3	432.0
PROVISION FOR INCOME TAXES	(203.4)	(152.0)	(155.5)
NET INCOME	331.9	325.3	276.5
Dividends on preferred stock	(4.9)	(9.8)	(9.8)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$327.0	$315.5	$266.7

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.44	$1.44	$1.25
Basic - Class B Common Stock	$1.31	$1.31	$1.14

Diluted - Class A Common Stock	$1.38	$1.36	$1.19
Diluted - Class B Common Stock	$1.27	$1.25	$1.09

Weighted average common shares outstanding:
Basic - Class A Common Stock	204.966	196.907	191.489
Basic - Class B Common Stock	23.840	23.904	24.043

Diluted - Class A Common Stock	239.772	238.707	233.060
Diluted - Class B Common Stock	23.840	23.904	24.043

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Earnings	(Loss) Income	Stock	Total
BALANCE, February 29, 2004	$-	$1.9	$0.3	$1,022.9	$1,010.1	$372.1	$(29.9)	$2,377.4
Comprehensive income:
Net income for Fiscal 2005	-	-	-	-	276.5	-	-	276.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $17.1	-	-	-	-	-	80.0	-	80.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gains, net of tax effect of $2.7	-	-	-	-	-	2.2	-	2.2
Reclassification adjustments, net of tax effect of $0.6	-	-	-	-	-	(1.8)	-	(1.8)
Net gain recognized in other comprehensive income								0.4
Unrealized (loss) gain on marketable equity securities:
Unrealized loss on marketable equity securities, net of tax effect of $ -	-	-	-	-	-	-	-	-
Reclassification adjustments, net of tax effect of $0.2	-	-	-	-	-	0.5	-	0.5
Net gain recognized in other comprehensive income								0.5
Minimum pension liability adjustment, net of tax effect of $8.6	-	-	-	-	-	(21.2)	-	(21.2)
Other comprehensive income, net of tax								59.7
Comprehensive income								336.2
Conversion of 163,200 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-	-
Exercise of 5,421,978 Class A stock options	-	0.1	-	48.3	-	-	-	48.4
Employee stock purchases of 348,270 treasury shares	-	-	-	2.7	-	-	2.0	4.7
Dividend on Preferred Shares	-	-	-	-	(9.8)	-	-	(9.8)
Issuance of 5,330 restricted Class A Common shares	-	-	-	-	-	-	-	-
Amortization of unearned restricted stock compensation	-	-	-	0.1	-	-	-	0.1
Tax benefit on Class A stock options exercised	-	-	-	23.0	-	-	-	23.0
Tax benefit on disposition of employee stock purchases	-	-	-	0.1	-	-	-	0.1
Other	-	-	-	-	-	-	(0.2)	(0.2)

BALANCE, February 28, 2005	-	2.0	0.3	1,097.1	1,276.8	431.8	(28.1)	2,779.9
Comprehensive income:
Net income for Fiscal 2006	-	-	-	-	325.3	-	-	325.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $6.8	-	-	-	-	-	(159.2)	-	(159.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gains, net of tax effect of $3.3	-	-	-	-	-	0.1	-	0.1
Reclassification adjustments, net of tax effect of $4.2	-	-	-	-	-	(6.4)	-	(6.4)
Net loss recognized in other comprehensive income								(6.3)
Unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-
Minimum pension liability adjustment, net of tax effect of $8.2	-	-	-	-	-	(18.9)	-	(18.9)
Other comprehensive loss, net of tax								(184.4)
Comprehensive income								140.9
Conversion of 102,922 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-	-
Exercise of 3,662,997 Class A stock options	-	-	-	31.3	-	-	-	31.3
Employee stock purchases of 342,129 treasury shares	-	-	-	4.4	-	-	1.9	6.3
Acceleration of 5,130,778 Class A stock options	-	-	-	7.3	-	-	-	7.3
Dividend on Preferred Shares	-	-	-	-	(9.8)	-	-	(9.8)
Issuance of 7,150 restricted Class A Common shares	-	-	-	-	-	-	-	-
Amortization of unearned restricted stock compensation	-	-	-	0.2	-	-	-	0.2
Tax benefit on Class A stock options exercised	-	-	-	19.0	-	-	-	19.0
Tax benefit on disposition of employee stock purchases	-	-	-	0.1	-	-	-	0.1
Other	-	-	-	-	-	-	-	-

BALANCE, February 28, 2006	$-	$2.0	$0.3	$1,159.4	$1,592.3	$247.4	$(26.2)	$2,975.2

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Earnings	(Loss) Income	Stock	Total
BALANCE, February 28, 2006	$-	$2.0	$0.3	$1,159.4	$1,592.3	$247.4	$(26.2)	$2,975.2
Comprehensive income:
Net income for Fiscal 2007	-	-	-	-	331.9	-	-	331.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $10.1	-	-	-	-	-	132.1	-	132.1
Unrealized loss on cash flow hedges:
Net derivative losses, net of tax effect of $4.3	-	-	-	-	-	(7.3)	-	(7.3)
Reclassification adjustments, net of tax effect of $5.1	-	-	-	-	-	(10.4)	-	(10.4)
Net loss recognized in other comprehensive income								(17.7)
Pension adjustment, net of tax effect of $5.2	-	-	-	-	-	(12.7)	-	(12.7)
Other comprehensive income, net of tax								101.7
Comprehensive income								433.6
Repurchase of 3,894,978 Class A Common shares	-	-	-	-	-	-	(100.0)	(100.0)
Conversion of 32,000 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-	-
Exercise of 5,423,708 Class A stock options	-	0.1	-	63.6	-	-	-	63.7
Employee stock purchases of 318,137 treasury shares	-	-	-	4.1	-	-	1.8	5.9
Stock-based employee compensation	-	-	-	17.9	-	-	-	17.9
Dividend on Preferred Shares	-	-	-	-	(4.9)	-	-	(4.9)
Conversion of 170,500 Mandatory Convertible Preferred shares	-	0.1	-	(0.1)	-	-	-	-
Issuance of 8,614 restricted Class A Common shares	-	-	-	-	-	-	-	-
Amortization of unearned restricted stock compensation	-	-	-	0.1	-	-	-	0.1
Tax benefit on Class A stock options exercised	-	-	-	26.0	-	-	-	26.0
Tax benefit on disposition of employee stock purchases	-	-	-	0.1	-	-	-	0.1
Other	-	-	-	-	-	-	(0.1)	(0.1)

BALANCE, February 28, 2007	$-	$2.2	$0.3	$1,271.1	$1,919.3	$349.1	$(124.5)	$3,417.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	For the Years Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$331.9	$325.3	$276.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	131.7	119.9	93.2
Deferred tax provision	52.7	30.1	48.3
Loss on disposal of business	16.9	-	-
Stock-based compensation expense	16.5	7.5	0.1
Loss on disposal or impairment of long-lived assets, net	12.5	2.2	2.4
Noncash portion of loss on extinguishment of debt	11.8	-	23.2
Amortization of intangible and other assets	7.6	8.2	10.5
Gain on change in fair value of derivative instruments	(55.1)	-	-
Equity in earnings of equity method investees	(49.9)	(0.8)	(1.8)
Proceeds from early termination of derivative contracts	-	48.8	-
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(6.3)	44.2	(100.3)
Inventories	(85.1)	(121.9)	(74.5)
Prepaid expenses and other current assets	44.3	7.2	(8.1)
Accounts payable	34.3	(1.2)	11.4
Accrued excise taxes	1.0	4.0	25.4
Other accrued expenses and liabilities	(157.2)	(35.1)	11.6
Other, net	5.6	(2.4)	2.8
Total adjustments	(18.7)	110.7	44.2
Net cash provided by operating activities	313.2	436.0	320.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(1,093.7)	(45.9)	(1,052.5)
Purchases of property, plant and equipment	(192.0)	(132.5)	(119.7)
Payment of accrued earn-out amount	(3.6)	(3.1)	(2.6)
Proceeds from maturity of derivative instrument	55.1	-	-
Proceeds from sales of businesses	28.4	17.9	-
Proceeds from sales of assets	9.8	119.7	13.7
Proceeds from sale of equity method investment	-	35.9	9.9
Investment in equity method investee	-	(2.7)	(86.1)
Proceeds from sales of marketable equity securities	-	-	14.4
Other investing activities	(1.1)	(4.9)	-
Net cash used in investing activities	(1,197.1)	(15.6)	(1,222.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,705.4	9.6	2,400.0
Exercise of employee stock options	63.4	31.5	48.2
Net proceeds from (repayment of) notes payable	47.1	63.8	(45.8)
Excess tax benefits from stock-based payment awards	21.4	-	-
Proceeds from employee stock purchases	5.9	6.3	4.7
Principal payments of long-term debt	(2,786.9)	(527.6)	(1,488.7)
Purchases of treasury stock	(100.0)	-	-
Payment of financing costs of long-term debt	(23.8)	-	(24.4)
Payment of preferred stock dividends	(7.3)	(9.8)	(9.8)
Net cash provided by (used in) financing activities	925.2	(426.2)	884.2

Effect of exchange rate changes on cash and cash investments	(18.7)	(0.9)	(1.5)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	22.6	(6.7)	(19.5)
CASH AND CASH INVESTMENTS, beginning of year	10.9	17.6	37.1
CASH AND CASH INVESTMENTS, end of year	$33.5	$10.9	$17.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$220.8	$198.8	$124.9
Income taxes	$153.5	$42.9	$83.7

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$1,775.0	$49.5	$1,938.0
Liabilities assumed	(648.2)	(1.3)	(878.1)
Net assets acquired	1,126.8	48.2	1,059.9
Plus - settlement of note payable	2.3	-	-
Less - note payable issuance	-	(2.3)	-
Less - direct acquisition costs accrued or previously paid	(0.4)	-	(1.0)
Less - cash acquired	(35.0)	-	(6.4)
Net cash paid for purchases of businesses	$1,093.7	$45.9	$1,052.5

Investment in Crown Imports	$124.4	$-	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business -
Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of brands across the wine, spirits and imported beer categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; and both a major producer and independent drinks wholesaler in the United Kingdom (“U.K.”). In North America, the Company distributes its products through wholesale distributors. In addition, the Company imports, markets and sells the Modelo Brands (as defined in Note 7) and certain other imported beer brands through the Company’s joint venture, Crown Imports (as defined in Note 7). In Australia, the Company distributes its products directly to off-premise accounts, such as major retail chains, on-premise accounts, such as hotels and restaurants, and large wholesalers. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers. Through the Company’s U.K. wholesale business, the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants (see Note 24).

Principles of consolidation -
The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries and entities in which the Company has a controlling financial interest after the elimination of intercompany accounts and transactions. The Company has a controlling financial interest if the Company owns a majority of the outstanding voting common stock or has significant control over an entity through contractual or economic interests in which the Company is the primary beneficiary.

Equity investments -
If the Company is not required to consolidate its investment in another company, the Company uses the equity method if the Company can exercise significant influence over the other company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Income. Dividends received from the investee reduce the carrying amount of the investment. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.

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

Selling, general and administrative expenses -
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2007, and February 28, 2006, were not material. Advertising expense for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, was $182.7 million, $142.4 million and $139.1 million, respectively.

Foreign currency translation -
The “functional currency” for translating the accounts of the Company’s operations outside the U.S. is the local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net gains were $9.9 million, $5.1 million and $5.3 million for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively.

Cash investments -
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 28, 2007, and February 28, 2006, are not significant.

Allowance for doubtful accounts -
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $14.4 million and $13.5 million as of February 28, 2007, and February 28, 2006, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2007		February 28, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$33.5	$33.5	$10.9	$10.9
Accounts receivable	$881.0	$881.0	$771.9	$771.9
Currency forward contracts	$27.4	$27.4	$11.7	$11.7
Interest rate swap contracts	$-	$-	$1.4	$1.4

Liabilities:
Notes payable to banks	$153.3	$153.3	$79.9	$79.9
Accounts payable	$376.1	$376.1	$312.8	$312.8
Long-term debt, including current portion	$4,032.2	$4,124.7	$2,729.9	$2,786.7
Currency forward contracts	$27.5	$27.5	$4.0	$4.0
Interest rate swap contracts	$0.9	$0.9	$-	$-

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

The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forwards, to manage interest rate and foreign currency risks. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities. As of February 28, 2007, and February 28, 2006, the Company had foreign exchange contracts outstanding with a notional value of $2,383.3 million and $1,254.7 million, respectively. In addition, as of February 28, 2007, and February 28, 2006, the Company had interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 9).

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

Furthermore, when it is determined that a derivative instrument which qualifies for hedge accounting treatment is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (i) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.

Cash flow hedges:
The Company is exposed to foreign denominated cash flow fluctuations in connection with sales to third parties, intercompany sales, and intercompany financing arrangements. Foreign currency forward contracts are used to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. In the event the relationship is no longer effective, the fair market value of the hedging derivative instrument is recognized immediately in the Company’s Consolidated Statements of Income. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Income.

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

The Company expects $5.1 million of net gains, net of $2.8 million tax expense, to be reclassified from AOCI to earnings within the next 12 months. The amount of hedge ineffectiveness associated with the Company’s designated cash flow hedge instruments recognized in the Company’s Consolidated Statements of Income for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, was not material. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In addition, the amount of net gains reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period was not material for the years ended February 28, 2007, February 28, 2006, and February 28, 2005.

Fair value hedges:
Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items.

The amount of hedge ineffectiveness associated with the Company’s designated fair value hedge instruments recognized in the Company’s Consolidated Statements of Income for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, was not material. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. There were no gains or losses recognized in earnings resulting from a hedged firm commitment no longer qualifying as a fair value hedge for the years ended February 28, 2007, February 28, 2006, and February 28, 2005.

Net investment hedges:
Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures resulting from its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Gains and losses on these instruments are recorded as foreign currency translation adjustments in AOCI. Currently, the Company has designated the Sterling Senior Notes and the Sterling Series C Senior Notes (as defined in Note 9) totaling £155.0 million aggregate principal amount as a hedge against the net investment in the Company’s U.K. subsidiary. For the years ended February 28, 2007, February 28, 2006, and February 28, 2005, net gains (losses) of $32.6 million, $25.9 million and ($8.1) million, respectively, are included in foreign currency translation adjustments within AOCI.

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

Inventories -
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28, 2007	February 28, 2006
(in millions)
Raw materials and supplies	$106.5	$82.4
In-process inventories	1,264.4	1,081.3
Finished case goods	577.2	540.7
	$1,948.1	$1,704.4

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

Goodwill and other intangible assets -
In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses December 31 as its annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily distribution agreements, are amortized over their estimated useful lives and are subject to review for impairment in accordance with the provisions of SFAS No. 144 (as defined below). Note 6 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts. No instances of impairment were noted on the Company’s goodwill for the years ended February 28, 2007, February 28, 2006, and February 28, 2005. The Company recorded an immaterial impairment loss for the year ended February 28, 2007, for indefinite lived intangible assets associated with assets held-for-sale. No instances of impairment were noted on the Company’s indefinite lived intangible assets for the years ended February 28, 2006, and February 28, 2005.

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

Pursuant to this policy and as part of the Constellation Wines segment’s Fiscal 2007 Wine Plan (as defined in Note 19), the Company recorded an asset impairment charge of $11.8 million for the year ended February 28, 2007, in connection with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held-for-sale. These assets were written down to a value based on the Company’s estimate of fair value less cost to sell. Total assets held for sale as of February 28, 2007, are not material. This impairment charge is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Income. No losses were recorded for the years ended February 28, 2006, and February 28, 2005.

Income taxes -
The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

Environmental -
Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2007, and February 28, 2006.

Earnings per common share -
The Company has two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Accordingly, the Company uses the two-class method for the computation of earnings per common share - basic and earnings per common share - diluted. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock. Earnings per common share - basic has been computed using the two-class method. Earnings per common share - diluted for Class A Common Stock has been computed using the more dilutive of the if-converted method or the two-class method. Earnings per common share - diluted for Class B Convertible Common Stock has been computed using the two-class method (see Note 16).

Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock (as defined in Note 15) using the more dilutive if-converted method. Diluted earnings per common share for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

Stock-based employee compensation plans -
Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” for its four stock-based employee compensation plans, which are described more fully in Note 15. SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled by the Company after March 1, 2006. On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB No. 107 guidance was taken into consideration with the implementation of SFAS No. 123(R).

Prior to March 1, 2006, the Company applied the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. In accordance with APB No. 25, the compensation cost for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no incremental compensation expense has been recognized for grants made to employees under the Company’s stock option plans. The Company utilized the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended.

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

Stock-based awards, primarily stock options, granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. Under APB No. 25, as the exercise price is equal to the market value of the underlying common stock on the date of grant, no compensation expense is recognized for the granting of these stock options. Under the disclosure only provisions of SFAS No. 123, for stock-based awards that specify an employee vests in the award upon retirement, the Company accounts for the compensation expense ratably over the stated vesting period. If the employee retires, becomes disabled or dies before the end of the stated vesting period, then any remaining unrecognized compensation expense is accounted for at the date of the event. The Company continues to apply this policy for any awards granted prior to the Company’s adoption of SFAS No. 123(R) on March 1, 2006, and for the unrecognized compensation expense associated with the remaining portion of the then unvested outstanding awards. The remaining portion of the unvested outstanding awards as of February 28, 2007, and February 28, 2006, was not material.

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

During the fourth quarter of fiscal 2007, in connection with the Company’s adoption of SFAS No. 123(R), the Company elected to use the alternative transition method, or “short-cut” method, to calculate the Company’s historical pool of windfall tax benefits as allowed under the Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Prior to electing this method, the Company assumed the use of the “long-haul” method as described in SFAS No. 123(R). This policy election resulted in a change to the amounts reported as financing cash flows. This policy election did not impact net income nor require an adjustment to cumulative retained earnings.

Total compensation cost for stock-based awards is as follows:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Income	$16.5	$7.5	$0.1
Total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation	$4.4	$2.7	$-
Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$1.6	$-	$-

On December 21, 2006, the Human Resources Committee of the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options held by approximately 100 employees of the Company who transferred to Crown Imports on January 2, 2007, effective as of the end of the day on the date preceding the formation of the joint venture, January 1, 2007. The total incremental compensation cost associated with this modification was $1.8 million.

On February 16, 2006, the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options previously awarded under the Company’s Long-Term Stock Incentive Plan and Incentive Stock Option Plan. Nearly all of the accelerated vesting was for stock options awarded with a performance-based acceleration feature. The acceleration of these stock options enabled the Company to more accurately forecast future compensation expense and to reduce related earnings volatility. As a result of the accelerated vesting, options to purchase 5,130,778 shares of the Company’s Class A Common Stock, of which 98.7% were in-the-money, became fully exercisable. The acceleration eliminated future compensation expense of approximately $38.8 million that would have otherwise been recognized in the Company’s Consolidated Statements of Income beginning March 1, 2006, through February 28, 2010. Also on February 16, 2006, the Company announced its worldwide wines reorganization (see Note 19). As a result of these foregoing actions, the Company recorded $7.3 million of stock-based employee compensation expense for the year ended February 28, 2006, of which $6.9 million is recorded as Restructuring and Related Charges and $0.4 million is recorded as selling, general and administrative expenses in the Company’s Consolidated Statements of Income.

The following table illustrates the effect of adopting SFAS No. 123(R) for the year ended February 28, 2007, on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Year Ended February 28, 2007
	As Reported	Under APB No. 25
(in millions, except per share data)
Income before income taxes	$535.3	$551.6
Net income	$331.9	$343.8
Cash flows from operating activities	$313.2	$334.6
Cash flows from financing activities	$925.2	$903.8

Earnings per common share - basic:
Class A Common Stock	$1.44	$1.50
Class B Common Stock	$1.31	$1.36
Earnings per common share - diluted:
Class A Common Stock	$1.38	$1.43
Class B Common Stock	$1.27	$1.32

The following table illustrates the effect on net income and earnings per share for the years ended February 28, 2006, and February 28, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Years Ended
	February 28, 2006	February 28, 2005
(in millions, except per share data)
Net income, as reported	$325.3	$276.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.8	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38.7)	(33.5)
Pro forma net income	$291.4	$243.1

Earnings per common share - basic:
Class A Common Stock, as reported	$1.44	$1.25
Class B Convertible Common Stock, as reported	$1.31	$1.14

Class A Common Stock, pro forma	$1.29	$1.09
Class B Convertible Common Stock, pro forma	$1.17	$0.99

Earnings per common share - diluted:
Class A Common Stock, as reported	$1.36	$1.19
Class B Convertible Common Stock, as reported	$1.25	$1.09

Class A Common Stock, pro forma	$1.21	$1.04
Class B Convertible Common Stock, pro forma	$1.11	$0.96

2.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

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

As discussed in Note 1, effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” Under SFAS No. 123(R), all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the requisite service period (see Note 15).

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

Effective February 28, 2007, the Company adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The initial adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

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

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company expects to incur direct acquisition costs of approximately $11.0 million. At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $320.2 million. The purchase price was financed with borrowings under the Company’s June 2006 Credit Agreement (as defined in Note 9). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Vincor business, including the factors described above, as well as an estimated benefit from operating cost synergies.

In connection with the Vincor acquisition, the Company entered into a foreign currency forward contract to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness in April 2006. For the year ended February 28, 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income, and the proceeds from maturity of the derivative instrument were reported as cash flows provided by investing activities on the Company’s Consolidated Statements of Cash Flows.

The results of operations of the Vincor business are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Vincor acquisition at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets and liabilities, and refining its restructuring plan which is under development and will be finalized during the Company’s first quarter of fiscal 2008 (see Note 19). Accordingly, the allocation of the purchase price is preliminary and subject to change. Estimated fair values at June 5, 2006, are as follows:

(in millions)
Current assets	$391.6
Property, plant and equipment	241.9
Goodwill	868.1
Trademarks	224.6
Other assets	48.8
Total assets acquired	1,775.0

Current liabilities	414.1
Long-term liabilities	234.1
Total liabilities assumed	648.2

Net assets acquired	$1,126.8

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

Acquisition of Robert Mondavi -
On December 22, 2004, the Company acquired all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), a leading premium wine producer based in Napa, California. Through this transaction, the Company acquired various additional winery and vineyard interests, and, additionally produces, markets and sells premium, super-premium and fine California wines under the Woodbridge by Robert Mondavi, Robert Mondavi Private Selection and Robert Mondavi Winery brand names. As a result of the Robert Mondavi acquisition, the Company acquired an ownership interest in Opus One, a joint venture owned equally by Robert Mondavi and Baron Philippe de Rothschild, S.A. During September 2005, the Company’s president and Baroness Philippine de Rothschild announced an agreement to maintain equal ownership of Opus One. Opus One produces fine wines at its Napa Valley winery. The Company accounts for the investment in Opus One under the equity method. Accordingly, the results of operations of Opus One are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income since December 22, 2004.

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

The Robert Mondavi acquisition supports the Company’s strategy of growth and breadth across categories and geographies, and strengthens its competitive position in its core markets. The Robert Mondavi acquisition provides the Company with a greater presence in the growing premium, super-premium and fine wine sectors within the United States and the ability to capitalize on the broader geographic distribution in strategic international markets. In particular, the Company believes there are growth opportunities for premium, super-premium and fine wines in the United Kingdom and other “new world” wine markets. Total consideration paid in cash to the Robert Mondavi shareholders was $1,030.7 million. Additionally, the Company incurred direct acquisition costs of $12.0 million. The purchase price was financed with borrowings under the Company’s prior senior credit facility. In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Robert Mondavi business, including the factors described above, as well as an estimated benefit from operating cost synergies.

The results of operations of the Robert Mondavi business are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Robert Mondavi acquisition at the date of acquisition, as adjusted for the final appraisal:

(in millions)
Current assets	$513.5
Property, plant and equipment	438.1
Other assets	124.4
Trademarks	138.0
Goodwill	622.7
Total assets acquired	1,836.7

Current liabilities	310.0
Long-term liabilities	484.0
Total liabilities assumed	794.0

Net assets acquired	$1,042.7

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

Following the Robert Mondavi acquisition, the Company sold certain of the acquired vineyard properties and related assets, investments accounted for under the equity method, and other winery properties and related assets, during the years ended February 28, 2006, and February 28, 2005. The Company realized net proceeds of $170.8 million from the sale of these assets for the year ended February 28, 2006. Amounts realized for the year ended February 28, 2005, were not material. No gain or loss has been recognized upon the sale of these assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended February 28, 2007, and February 28, 2006, respectively. The unaudited pro forma results of operations for the years ended February 28, 2007, and February 28, 2006, give effect to the Vincor acquisition as if it occurred on March 1, 2005. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the year ended February 28, 2006, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Years Ended
	February 28, 2007	February 28, 2006
(in millions, except per share data)
Net sales	$5,334.0	$5,152.7
Income before income taxes	$490.0	$359.3
Net income	$300.6	$209.0
Income available to common stockholders	$295.7	$199.2

Earnings per common share - basic:
Class A Common Stock	$1.30	$0.91
Class B Common Stock	$1.19	$0.83
Earnings per common share - diluted:
Class A Common Stock	$1.25	$0.88
Class B Common Stock	$1.15	$0.80

Weighted average common shares outstanding - basic:
Class A Common Stock	204.966	196.907
Class B Common Stock	23.840	23.904
Weighted average common shares outstanding - diluted:
Class A Common Stock	239.772	238.707
Class B Common Stock	23.840	23.904

During the year ended February 28, 2006, the Company completed its acquisition of two businesses, Rex Goliath and Cocktails by Jenn, for a total combined purchased price of $48.2 million. Unaudited pro forma results of operations for the year ended February 28, 2006, to give pro forma effect to these acquisitions as if they occurred on March 1, 2005, are not shown as they are not significant.

4.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2007	February 28, 2006
(in millions)
Land and land improvements	$301.2	$249.8
Vineyards	207.9	168.6
Buildings and improvements	448.1	369.7
Machinery and equipment	1,288.3	1,061.9
Motor vehicles	39.6	14.5
Construction in progress	95.2	73.9
	2,380.3	1,938.4
Less - Accumulated depreciation	(630.1)	(513.1)
	$1,750.2	$1,425.3

5.    GOODWILL:

The changes in the carrying amount of goodwill for the year ended February 28, 2007, are as follows:

	Constellation Wines	Constellation Spirits	Constellation Beers	Crown Imports	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2006	$2,034.9	$145.7	$13.0	$-	$-	$2,193.6
Purchase accounting allocations	856.6	(0.9)	-	-	-	855.7
Foreign currency translation adjustments	68.9	(0.4)	-	-	-	68.5
Purchase price earn-out	5.0	-	-	-	-	5.0
Investment in joint venture	-	-	(13.0)	13.0	(13.0)	(13.0)
Disposal of business	(25.9)	-	-	-	-	(25.9)
Balance, February 28, 2007	$2,939.5	$144.4	$-	$13.0	$(13.0)	$3,083.9

The Constellation Wines segment’s purchase accounting allocations of goodwill totaling $856.6 million consist of $868.1 million of goodwill resulting from the Vincor acquisition and a reduction of $11.5 million, net of tax, in connection with an adjustment to assumed liabilities acquired in a prior acquisition.

6.    INTANGIBLE ASSETS:

The major components of intangible assets are:

	February 28, 2007		February 28, 2006
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$32.9	$31.3	$3.7	$3.6
Distribution agreements	19.9	6.9	18.9	7.0
Other	2.4	1.1	2.4	1.3
Total	$55.2	39.3	$25.0	11.9

Nonamortizable intangible assets:
Trademarks		1,091.9		853.6
Agency relationships		4.2		18.4
Total		1,096.1		872.0
Total intangible assets		$1,135.4		$883.9

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.8 million, $1.9 million and $2.8 million for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2008	$2.9
2009	$2.9
2010	$2.9
2011	$2.8
2012	$2.4
Thereafter	$25.4

7.    OTHER ASSETS:

The major components of other assets are as follows:

	February 28, 2007	February 28, 2006
(in millions)
Investments in equity method investees	$327.2	$146.6
Deferred tax asset	56.6	15.8
Deferred financing costs	40.7	34.8
Other	35.7	15.3
	460.2	212.5
Less - Accumulated amortization	(14.8)	(15.6)
	$445.4	$196.9

Investment in equity method investees -
Crown Imports:
On July 17, 2006, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, entered into an Agreement to Establish Joint Venture (the “Joint Venture Agreement”) with Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch, Inc., pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) will be exclusively imported, marketed and sold in the 50 states of the U.S., the District of Columbia and Guam. In addition, the owners of the Tsingtao and St. Pauli Girl brands have transferred exclusive importing, marketing and selling rights with respect to those brands in the U.S. to the joint venture. On January 2, 2007, the parties completed the closing (the “Closing”) of the transactions contemplated in the Joint Venture Agreement, as amended at Closing.

Pursuant to the Joint Venture Agreement, Barton established Crown Imports LLC, a wholly-owned subsidiary formed as a Delaware limited liability company. On January 2, 2007, pursuant to a Barton Contribution Agreement, dated July 17, 2006, among Barton, Diblo and Crown Imports LLC (the “Barton Contribution Agreement”), Barton transferred to Crown Imports LLC substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated therewith (the “Barton Contributed Net Assets”). At the Closing, GModelo Corporation, a Delaware corporation (the “Diblo Subsidiary”), a subsidiary of Diblo joined Barton as a member of Crown Imports LLC, and, in exchange for a 50% membership interest in Crown Imports LLC, contributed cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments. This imported beers joint venture is referred to hereinafter as “Crown Imports”.

Also on January 2, 2007, Crown Imports and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, entered into an Importer Agreement (the “Importer Agreement”), pursuant to which Extrade II granted to Crown Imports the exclusive right to import, market and sell the Modelo Brands in the territories mentioned above, and Crown Imports and Marcas Modelo, S.A. de C.V. (“Marcas Modelo”), entered into a Sub-license Agreement (the “Sub-license Agreement”), pursuant to which Marcas Modelo granted Crown Imports an exclusive sub-license to use certain trademarks related to the Modelo Brands within this territory.

As a result of these transactions, Barton and Diblo each have, directly or indirectly, equal interests in Crown Imports and each of Barton and Diblo have appointed an equal number of directors to the Board of Directors of Crown Imports. The importer agreement that previously gave Barton the exclusive right to import, market and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions contemplated by the Joint Venture Agreement, as amended. The contribution by Diblo Subsidiary in exchange for a 50% membership interest in Crown Imports does not constitute the acquisition of a business by the Company.

The joint venture and the related importation arrangements provide that, subject to the terms and conditions of those agreements, the joint venture and the related importation arrangements will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term. Upon consummation of the transactions, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment. As of February 28, 2007, the Company’s investment in Crown Imports was $163.4 million. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party.

Other:
In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One, a 50% owned joint venture arrangement. As of February 28, 2007, the Company’s investment in Opus One was $63.1 million. The percentage of ownership of the remaining investments ranges from 20% to 50%.

In addition, in December 2004, the Company purchased a 40% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, for $89.6 million, including direct acquisition costs of $7.5 million. The Company does not have a controlling interest in Ruffino or exert any managerial control. The Company accounts for the investment in Ruffino under the equity method; accordingly, the results of operations of Ruffino from December 2004 are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income.

As of February 1, 2005, the Company’s Constellation Wines segment began distribution of Ruffino’s products in the U.S. Amounts purchased from Ruffino under this arrangement for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, were not material. As of February 28, 2007, amounts payable to Ruffino were not material. As of February 28, 2007, the Company’s investment in Ruffino was $86.3 million.

Other items -
Amortization expense for other assets was included in selling, general and administrative expenses and was $4.8 million, $6.2 million and $7.7 million for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively.

During the year ended February 28, 2005, the Company sold its available-for-sale marketable equity security for cash proceeds of $14.4 million resulting in a gross realized loss of $0.7 million.

8.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2007	February 28, 2006
(in millions)
Advertising and promotions	$156.4	$174.1
Income taxes payable	94.7	113.2
Salaries and commissions	85.1	77.3
Accrued interest	79.7	28.4
Accrued restructuring	32.1	25.3
Adverse grape contracts (Note 14)	31.7	59.1
Other	191.0	137.2
	$670.7	$614.6

9.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2007			February 28, 2006
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility -
Revolving Credit Loans	$30.0	$-	$30.0	$54.5
Other	123.3	-	123.3	25.4
	$153.3	$-	$153.3	$79.9

Long-term Debt:
Senior Credit Facility - Term Loans	$97.6	$2,422.4	$2,520.0	$1,764.0
Senior Notes	200.0	997.5	1,197.5	671.5
Senior Subordinated Notes	-	250.0	250.0	250.0
Other Long-term Debt	19.7	45.0	64.7	44.4
	$317.3	$3,714.9	$4,032.2	$2,729.9

Senior credit facility -
In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, the June 2006 Credit Agreement was amended (the “February Amendment”). The June 2006 Credit Agreement together with the February Amendment is referred to as the “2006 Credit Agreement”. The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the acquisition of Vincor and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

The tranche A term loan facility and the tranche B term loan facility were fully drawn on June 5, 2006. In August 2006, the Company used proceeds from the August 2006 Senior Notes (as defined below) to repay $180.0 million of the tranche A term loan and $200.0 million of the tranche B term loan. In addition, the Company prepaid an additional $100.0 million on the tranche B term loan in August 2006. As of February 28, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$90.0	$7.6	$97.6
2009	210.0	15.2	225.2
2010	270.0	15.2	285.2
2011	300.0	15.2	315.2
2012	150.0	15.2	165.2
Thereafter	-	1,431.6	1,431.6
	$1,020.0	$1,500.0	$2,520.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of February 28, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The February Amendment amended the June 2006 Credit Agreement to, among other things, (i) increase the revolving credit facility from $500.0 million to $900.0 million, which increased the aggregate credit facilities from $3.5 billion to $3.9 billion; (ii) increase the aggregate amount of cash payments the Company is permitted to make in respect or on account of its capital stock; (iii) remove certain limitations on the application of proceeds from the incurrence of senior unsecured indebtedness; (iv) increase the maximum permitted total “Debt Ratio” and decrease the required minimum “Interest Coverage Ratio”; and (v) eliminate the “Senior Debt Ratio” covenant and the “Fixed Charges Ratio” covenant.

The Company’s obligations are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2006 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, disposition or acquisition of property, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to maximum total debt coverage ratios and minimum interest coverage ratios.

As of February 28, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.6%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $30.0 million bearing an interest rate of 6.6%, outstanding letters of credit of $50.9 million, and $819.1 million in revolving loans available to be drawn.

In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 28, 2007. These delayed start interest rate swap agreements extended the original hedged period through fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Income. For the years ended February 28, 2007, and February 28, 2006, the Company reclassified $5.9 million and $3.6 million, respectively, from AOCI to Interest Expense, net in the Company’s Consolidated Statements of Income. This non-cash operating activity is included in the Other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior notes -
On August 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement.

On November 17, 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2007, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of Sterling Series B Senior Notes.

On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of £79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the “Sterling Series C Senior Notes”). Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. As of February 28, 2007, the Company had outstanding £154.0 million ($302.1 million, net of $0.3 million unamortized discount) aggregate principal amount of Sterling Series C Senior Notes.

On February 21, 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). Interest on the February 2001 Senior Notes is payable semiannually on February 15 and August 15. In July 2001, the Company exchanged $200.0 million aggregate principal amount of 8% Series B Senior Notes due February 2008 (the “February 2001 Series B Senior Notes”) for all of the February 2001 Senior Notes. The terms of the February 2001 Series B Senior Notes are identical in all material respects to the February 2001 Senior Notes. As of February 28, 2007, the Company had outstanding $200.0 million aggregate principal amount of February 2001 Series B Senior Notes.

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s June 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury rate plus 50 basis points. The August 2006 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant operating subsidiaries guarantee the August 2006 Senior Notes, on a senior basis. As of February 28, 2007, the Company had outstanding $693.4 million (net of $6.6 million unamortized discount) aggregate principal amount of August 2006 Senior Notes.

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

Senior subordinated notes -
On March 4, 1999, the Company issued $200.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due March 2009 (“Senior Subordinated Notes”). On March 11, 2004, the Senior Subordinated Notes were redeemed with proceeds from the revolving credit facility under the Company’s then existing senior credit facility at 104.25% of par plus accrued interest. For the year ended February 28, 2005, in connection with this redemption, the Company recorded a charge of $10.3 million in selling, general and administrative expenses for the call premium and the remaining unamortized financing fees associated with the original issuance of the Senior Subordinated Notes.

On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (“January 2002 Senior Subordinated Notes”). Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by certain of the Company’s significant operating subsidiaries. As of February 28, 2007, the Company had outstanding $250.0 million aggregate principal amount of January 2002 Senior Subordinated Notes.

Trust Indentures -
Certain of the Company’s Trust Indentures relating to the senior notes and senior subordinated notes contain certain covenants, including, but not limited to: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on senior subordinated indebtedness; (v) limitation on liens; (vi) limitation on sale of assets; (vii) limitation on issuance of guarantees of and pledges for indebtedness; (viii) restriction on transfer of assets; (ix) limitation on subsidiary capital stock; (x) limitation on dividends and other payment restrictions affecting subsidiaries; and (xi) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The limitation on indebtedness covenant is governed by a rolling four quarter fixed charge ratio requiring a specified minimum.

Subsidiary credit facilities -
In addition to the above arrangements, the Company has additional credit arrangements totaling $386.1 million as of February 28, 2007. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2007, and February 28, 2006, amounts outstanding under these arrangements were $188.0 million and $69.8 million, respectively.

Debt payments -
Principal payments required under long-term debt obligations (excluding unamortized discount of $6.9 million) during the next five fiscal years and thereafter are as follows:

(in millions)
2008	$317.3
2009	238.5
2010	602.7
2011	318.1
2012	417.9
Thereafter	2,144.6
$4,039.1

10.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Domestic	$449.2	$446.8	$357.5
Foreign	86.1	30.5	74.5
	$535.3	$477.3	$432.0

The income tax provision consisted of the following:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Current:
Federal	$112.8	$95.1	$70.3
State	15.1	18.9	15.0
Foreign	22.8	7.9	21.9
Total current	150.7	121.9	107.2

Deferred:
Federal	55.4	27.0	52.0
State	14.1	5.1	4.5
Foreign	(16.8)	(2.0)	(8.2)
Total deferred	52.7	30.1	48.3

Income tax provision	$203.4	$152.0	$155.5

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

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2007	February 28, 2006
(in millions)
Deferred tax assets:
Net operating losses	$93.0	$34.1
Employee benefits	45.8	44.2
Inventory	28.1	43.0
Foreign tax credit	13.8	7.2
Insurance accruals	6.8	6.4
Stock-based compensation	5.0	-
Other accruals	51.5	34.3
Gross deferred tax assets	244.0	169.2
Valuation allowances	(5.5)	(3.5)
Deferred tax assets, net	238.5	165.7

Deferred tax liabilities:
Intangible assets	(344.7)	(238.9)
Property, plant and equipment	(203.2)	(157.7)
Investment in equity method investees	(36.5)	(24.4)
Unrealized foreign exchange	(16.6)	(5.9)
Derivative instruments	(6.0)	(4.9)
Provision for unremitted earnings	(1.5)	(1.0)
Total deferred tax liabilities	(608.5)	(432.8)
Deferred tax liabilities, net	(370.0)	(267.1)
Less: Current deferred tax assets	60.7	88.4
Long-term deferred assets	56.6	15.8
Current deferred tax liability	(13.2)	(0.1)
Long-term deferred tax liabilities, net	$(474.1)	$(371.2)

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

Operating loss carryforwards totaling $304.0 million at February 28, 2007, are being carried forward in a number of U.S. and foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $45.5 million will expire in 2008 through 2027 and $258.5 million of operating losses in foreign jurisdictions may be carried forward indefinitely. In addition, certain tax credits generated of $13.8 million are available to offset future income taxes. These credits will expire, if not utilized, in 2013 through 2016.

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

The AJCA also provides relief to U.S. domestic manufacturers by providing a tax deduction related to “qualified production income,” which will be phased in over five years. In accordance with FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the Company will recognize these benefits in the period in which the deduction is claimed. The tax benefit for the years ended February 28, 2007, and February 28, 2006, was $1.9 million and $2.0 million, respectively.

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

A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for income taxes is as follows:

	For the Years Ended
	February 28, 2007		February 28, 2006		February 28, 2005
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
(in millions)
Income tax provision at statutory rate	$187.3	35.0	$167.0	35.0	$151.2	35.0
State and local income taxes, net of federal income tax benefit	19.0	3.5	15.7	3.3	12.7	2.9
Earnings of subsidiaries taxed at other than U.S. statutory rate	(14.4)	(2.7)	(20.7)	(4.3)	(5.0)	(1.1)
Resolution of certain tax positions	-	-	(16.2)	(3.4)	-	-
Miscellaneous items, net	11.5	2.2	6.2	1.2	(3.4)	(0.8)
	$203.4	38.0	$152.0	31.8	$155.5	36.0

The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the (benefit) provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments. The miscellaneous items, net for the year ended February 28, 2007, consist primarily of the write-off of nondeductible intangible assets related to the sale of the Company’s branded water business.

11.    OTHER LIABILITIES:

The major components of other liabilities are as follows:

	February 28, 2007	February 28, 2006
(in millions)
Accrued pension liability	$132.9	$122.1
Adverse grape contracts (Note 14)	39.3	64.6
Other	68.4	53.6
	$240.6	$240.3

12.    PROFIT SHARING AND RETIREMENT SAVINGS PLANS:

The Company’s retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the “Plan”), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company’s contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $15.2 million, $15.9 million and $13.0 million for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively.

In addition to the Plan discussed above, the Company has the Hardy Wine Company Superannuation Plan (the “Hardy Plan”) which covers substantially all of its salaried Australian employees. The Hardy Plan has a defined benefit component and a defined contribution component. The Company also has a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who are not covered by the Hardy Plan. In addition, the Company has a defined contribution plan that covers substantially all of its U.K. employees and a defined contribution plan that covers certain of its Canadian employees. Lastly, in connection with the Vincor acquisition, the Company acquired the Retirement Plan for Salaried Employees of Vincor International Inc. (the “Vincor Plan”) which covers substantially all of its salaried Canadian employees. The Vincor Plan has a defined benefit component and a defined contribution component. Company contributions under the defined contribution component of the Hardy Plan, the Australian statutory obligation, the U.K. defined contribution plan, the Canadian defined contribution plan and the defined contribution component of the Vincor Plan aggregated $9.3 million, $7.7 million and $6.7 million for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively.

The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, an U.K. plan, the defined benefit components of the Hardy Plan and the Vincor Plan, and two defined benefit pension plans acquired in connection with the Vincor acquisition which cover substantially all of its hourly Canadian employees. For the year ended February 28, 2006, the Company’s net periodic benefit cost included $6.4 million of recognized net actuarial loss due to an adjustment in the Company’s defined benefit U.K. pension plan. Of that amount, $2.7 million represented current year expense. The Company uses a December 31 measurement date for all of its plans. Net periodic benefit cost reported in the Consolidated Statements of Income for these plans includes the following components:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Service cost	$3.9	$2.1	$2.1
Interest cost	21.5	17.3	16.4
Expected return on plan assets	(25.2)	(16.5)	(17.2)
Special termination benefits	1.0	-	-
Amortization of prior service cost	0.2	0.2	-
Recognized net actuarial loss	6.8	9.4	2.5
Recognized gain due to settlement	(0.3)	-	-
Net periodic benefit cost	$7.9	$12.5	$3.8

The Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of February 28, 2007 (see Note 23). The following table presents the incremental effect of applying SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheets as of February 28, 2007:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
(in millions)
Prepaid expenses and other	$169.6	$(8.9)	$160.7
Intangible assets, net	$1,136.0	$(0.6)	$1,135.4
Other assets, net	$434.4	$11.0	$445.4
Total assets	$9,436.7	$1.5	$9,438.2
Other accrued expenses and liabilities	$(670.6)	$(0.1)	$(670.7)
Deferred income taxes	$(478.0)	$3.9	$(474.1)
Other liabilities	$(226.4)	$(14.2)	$(240.6)
Accumulated other comprehensive income	$(358.0)	$8.9	$(349.1)
Total stockholders’ equity	$(3,426.4)	$8.9	$(3,417.5)
Total liabilities and stockholders’ equity	$(9,436.7)	$(1.5)	$(9,438.2)

The following table summarizes the funded status of the Company’s defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:

	February 28, 2007	February 28, 2006
(in millions)
Change in benefit obligation:
Benefit obligation as of March 1	$393.2	$349.1
Service cost	3.9	2.1
Interest cost	21.5	17.3
Plan participants’ contributions	1.9	0.2
Plan amendment	0.5	-
Actuarial (gain) loss	(14.2)	62.2
Special termination benefits	1.0	-
Settlement	(2.8)	-
Acquisition	46.2	-
Benefits paid	(14.8)	(11.9)
Foreign currency exchange rate changes	38.0	(25.8)
Benefit obligation as of the last day of February	$474.4	$393.2

Change in plan assets:
Fair value of plan assets as of March 1	$259.5	$253.7
Actual return on plan assets	16.8	30.4
Acquisition	56.1	-
Employer contribution	12.5	5.6
Plan participants’ contributions	1.9	0.2
Settlement	(2.8)	-
Benefits paid	(14.8)	(11.9)
Foreign currency exchange rate changes	22.9	(18.5)
Fair value of plan assets as of the last day of February	$352.1	$259.5

Funded status of the plan as of the last day of February:
Funded status	$(122.3)	$(133.7)
Employer contributions from measurement date to fiscal year end	0.3	0.8
Unrecognized prior service cost	-	0.8
Unrecognized actuarial loss	-	152.4
Net amount recognized	$(122.0)	$20.3

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$-	$0.8
Intangible asset	-	0.8
Long-term pension asset	11.0	-
Current accrued pension liability	(0.1)	-
Long-term accrued pension liability	(132.9)	(122.1)
Deferred tax asset	-	42.5
Accumulated other comprehensive loss, net	-	98.3
Net amount recognized	$(122.0)	$20.3

Amounts recognized in accumulated other comprehensive income, as a result of the adoption of SFAS No. 158:
Unrecognized prior service cost	$1.0
Unrecognized actuarial loss	157.1
Accumulated other comprehensive income, gross	158.1
Deferred tax asset	47.6
Accumulated other comprehensive income, net	$110.5

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(in millions)
Prior service cost	$0.3
Net actuarial loss	$8.4

As of February 28, 2007, and February 28, 2006, the accumulated benefit obligation for all defined benefit pension plans was $449.5 million and $379.7 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for only those pension plans with an accumulated benefit obligation in excess of plan assets:

	February 28, 2007	February 28, 2006
(in millions)
Projected benefit obligation	$404.9	$376.5
Accumulated benefit obligation	$392.2	$363.0
Fair value of plan assets	$273.1	$240.3

The following table sets forth the weighted average assumptions used in developing the net periodic pension expense:

	For the Years Ended
	February 28, 2007	February 28, 2006
Rate of return on plan assets	7.64%	7.09%
Discount rate	4.89%	5.42%
Rate of compensation increase	3.84%	3.77%

The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 28, 2007	February 28, 2006
Discount rate	5.12%	4.72%
Rate of compensation increase	4.07%	3.95%

The Company’s weighted average expected long-term rate of return on plan assets is 7.64%. The Company considers the historical level of long-term returns and the current level of expected long-term returns for each asset class, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the Company’s portfolios.

The following table sets forth the weighted average asset allocations by asset category:

	February 28, 2007	February 28, 2006
Asset Category:
Equity securities	42.5%	35.7%
Debt securities	18.1%	33.4%
Real estate	1.2%	0.5%
Other	38.2%	30.4%
Total	100.0%	100.0%

For each of its Canadian, U.K. and Australian defined benefit plans, the Company employs an investment return approach whereby a mix of equities and fixed income investments are used (on a plan by plan basis) to maximize the long-term rate of return on plan assets for a prudent level of risk. From time to time, the Company will target asset allocation on a plan by plan basis to enhance total return while balancing risks. The established weighted average target allocations across all of the Company’s plans are approximately 40% equity securities, 22% fixed income securities, 4% real estate and 34% other. The other component results primarily from investments held by the Company’s U.K. plan and consists primarily of U.K. hedge funds which have characteristics of both equity and fixed income securities. Risk tolerance is established separately for each plan through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The individual investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across each plan’s local jurisdiction stocks as well as international stocks, and across multiple asset classifications, including growth, value, and large and small capitalizations. Investment risk is measured and monitored for each plan separately on an ongoing basis through periodic investment portfolio reviews and annual liability measures.

The Company expects to contribute $11.7 million to its pension plans during the year ended February 28, 2008.

Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in millions)
2008	$16.6
2009	$15.7
2010	$16.2
2011	$18.5
2012	$17.9
2013 - 2017	$109.5

13.   POSTRETIREMENT BENEFITS:

The Company currently sponsors multiple unfunded postretirement benefit plans for certain of its Constellation Spirits segment employees, and, during the year ended February 28, 2007, in connection with the Vincor acquisition, the Company acquired an additional unfunded postretirement benefit plan covering certain of the Company’s Canadian employees.

The Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of February 28, 2007 (see Note 23). The following table presents the incremental effect of applying SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheets as of February 28, 2007:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
(in millions)
Other accrued expenses and liabilities	$(670.2)	$(0.5)	$(670.7)
Deferred income taxes	$(474.3)	$0.2	$(474.1)
Other liabilities	$(240.5)	$(0.1)	$(240.6)
Accumulated other comprehensive income	$(349.5)	$0.4	$(349.1)
Total stockholders’ equity	$(3,417.9)	$0.4	$(3,417.5)

The Company uses a December 31 measurement date for all of its plans. The status of the plans is as follows:

	February 28, 2007	February 28, 2006
(in millions)
Change in benefit obligation:
Benefit obligation as of March 1	$5.6	$5.0
Service cost	0.2	0.2
Interest cost	0.5	0.3
Acquisition	1.0	-
Benefits paid	(0.2)	(0.2)
Actuarial loss	0.5	0.1
Foreign currency exchange rate changes	(0.2)	0.2
Benefit obligation as of the last day of February	$7.4	$5.6

Funded status as of the last day of February:
Funded status	$(7.4)	$(5.6)
Unrecognized prior service cost		(0.6)
Unrecognized net loss		0.6
Accrued benefit liability		$(5.6)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current accrued post-retirement liability	$(0.5)	$-
Long-term accrued post-retirement liability	(6.9)	(5.6)
Net amount recognized	$(7.4)	$(5.6)

Amounts recognized in accumulated other comprehensive income, as a result of the adoption of SFAS No. 158:
Unrecognized prior service cost	$(0.5)
Unrecognized actuarial loss	1.1
Accumulated other comprehensive income, gross	0.6
Deferred tax asset	0.1
Accumulated other comprehensive income, net	$0.5

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(in millions)
Prior service cost	$(0.1)
Net actuarial loss	$0.1

Net periodic benefit cost reported in the Consolidated Statements of Income includes the following components:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Service cost	$0.2	$0.2	$0.1
Interest cost	0.5	0.3	0.3
Amortization of prior service cost	(0.1)	(0.1)	-
Net periodic benefit cost	$0.6	$0.4	$0.4

The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 28, 2007	February 28, 2006
Discount rate	5.00%	4.97%
Rate of compensation increase	3.50%	3.50%

The following table sets forth the weighted average assumptions used in developing the net periodic non-pension postretirement:

	For the Years Ended
	February 28, 2007	February 28, 2006
Discount rate	5.04%	5.95%
Rate of compensation increase	3.50%	3.50%

The following table sets forth the assumed health care cost trend rates as of February 28, 2007, and February 28, 2006:

	February 28, 2007		February 28, 2006
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Health care cost trend rate assumed for next year	10.0%	9.7% - 15.0%	10.0%	8.8%
Rate to which the cost trend rate is assumed to decline to (the ultimate trend rate)	3.5%	4.7% - 5.0%	3.5%	4.7%
Year that the rate reaches the ultimate trend rate	2012	2014 - 2016	2011	2011

Assumed health care trend rates could have a significant effect on the amount reported for health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
(in millions)
Effect on total service and interest cost components	$0.1	$-
Effect on postretirement benefit obligation	$0.9	$(0.7)

Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in millions)
2008	$0.4
2009	$0.4
2010	$0.3
2011	$0.2
2012	$0.2
2013 - 2017	$2.9

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

(in millions)
2008	$72.9
2009	65.8
2010	57.1
2011	38.9
2012	34.9
Thereafter	270.7
$540.3

Rental expense was $79.4 million, $70.5 million and $47.8 million for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively.

Purchase commitments and contingencies -
The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling. The maximum future obligation under these agreements, based upon exchange rates at February 28, 2007, aggregate $26.0 million for contracts expiring through December 2012.

In connection with previous acquisitions as well as with the Vincor acquisition and Robert Mondavi acquisition, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to eighteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $364.2 million and $491.8 million of grapes under contracts for the years ended February 28, 2007, and February 28, 2006, respectively. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining terms of the contracts will be $2,182.2 million.

In connection with previous acquisitions as well as with the Vincor acquisition and Robert Mondavi acquisition, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2007, the remaining balance on this liability is $71.0 million.

The Company’s aggregate obligations under bulk wine purchase contracts will be $82.5 million over the remaining terms of the contracts which extend through fiscal 2011.

In connection with a previous acquisition, the Company assumed certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. In addition, the Company has a processing contract utilizing outside services to process a minimum volume of brandy at prices which are dependent on the processing ingredients provided by the Company. The Company’s aggregate obligations under these processing contracts will be $30.0 million over the remaining terms of the contracts which extend through fiscal 2011.

Employment contracts -
The Company has employment contracts with certain of its executive officers and certain other management personnel with either automatic one year renewals or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2007, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $11.9 million, none of which was accruable at that date.

Employees covered by collective bargaining agreements -
Approximately 28% of the Company’s full-time employees are covered by collective bargaining agreements at February 28, 2007. Agreements expiring within one year cover approximately 10% of the Company’s full-time employees.

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

At February 28, 2007, there were 211,043,939 shares of Class A Common Stock and 23,825,338 shares of Class B Convertible Common Stock outstanding, net of treasury stock.

Stock repurchase -
In February 2006, the Company’s Board of Directors replenished a June 1998 Board of Directors authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock. During the year ended February 28, 2007, the Company repurchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share. The Company used revolver borrowings under the June 2006 Credit Agreement to pay the purchase price for these shares. No shares were repurchased during the years ended February 28, 2006, and February 28, 2005. In February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock. Between February 28, 2007, and April 27, 2007, the Company repurchased 2,457,200 shares of Class A Common Stock pursuant to this authorization in open market transactions. The aggregate cost of these shares was $55.1 million, or an average cost of $22.44 per share. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for these shares. The Company may finance future share repurchases through cash generated from operations or through revolver borrowings under the 2006 Credit Agreement.  The repurchased shares will become treasury shares.

Preferred stock -
During the year ended February 29, 2004, the Company issued 5.75% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”). Dividends were cumulative and payable quarterly, if declared, in cash, shares of the Company’s Class A Common Stock, or a combination thereof, at the discretion of the Company. Dividends were payable, if declared, on the first business day of March, June, September, and December of each year, commencing on December 1, 2003. On September 1, 2006, the Preferred Stock was converted into 9,983,066 shares of the Company’s Class A Common Stock. The September 1, 2006, conversion includes both mandatory conversions as well as optional conversions initiated during August 2006. No fractional shares of the Company’s Class A Common Stock were issued in the conversions.

Long-term stock incentive plan -
Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 80,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. During the years ended February 28, 2007, February 28, 2006, and February 28, 2005, no stock appreciation rights were granted. During the years ended February 28, 2007, February 28, 2006, and February 28, 2005, 8,614 shares, 7,150 shares and 5,330 shares of restricted Class A Common Stock were granted at a weighted average grant date fair value of $24.75 per share, $27.96 per share and $18.86 per share, respectively.

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

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance, February 29, 2004	22,574,946	$8.86	17,642,596	$7.90
Granted	6,826,050	$18.31
Exercised	(5,421,978)	$8.93
Forfeited	(378,268)	$15.10
Balance, February 28, 2005	23,600,750	$11.48	20,733,345	$10.45
Granted	3,952,825	$27.24
Exercised	(3,662,997)	$8.56
Forfeited	(237,620)	$24.62
Balance, February 28, 2006	23,652,958	$14.43	23,149,228	$14.43
Granted	5,670,181	$25.97
Exercised	(5,423,708)	$11.74
Forfeited	(530,905)	$25.53
Balance, February 28, 2007	23,368,526	$17.61	17,955,262	$15.24

The following table summarizes information about stock options outstanding at February 28, 2007:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.13 - $ 8.87	4,707,827	2.9 years	$7.21
$10.25 - $15.51	5,440,832	5.4 years	$11.63
$16.19 - $24.68	4,304,404	7.3 years	$18.24
$24.73 - $30.52	8,915,463	8.7 years	$26.43
Options outstanding	23,368,526	6.5 years	$17.61	$163,313,988

Options exercisable	17,955,262	5.8 years	$15.24	$161,076,101

Other information pertaining to stock options is as follows:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Weighted average grant-date fair value of stock options granted	$10.04	$9.55	$7.20
Total fair value of stock options vested	$3,675,819	$53,089,149	$52,459,926
Total intrinsic value of stock options exercised	$78,294,306	$63,444,953	$67,598,412
Tax benefit realized from stock options exercised	$23,450,237	$19,014,429	$22,963,117

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Expected life	5.5 years	5.0 years	6.0 years
Expected volatility	31.7%	31.3%	33.6%
Risk-free interest rate	4.8%	4.1%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%

For the years ended February 28, 2007, February 28, 2006, and February 28, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Employee stock purchase plans -
The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 28, 2007, February 28, 2006, and February 28, 2005, employees purchased 265,295 shares, 249,507 shares and 274,106 shares, respectively, under this plan.

The weighted average fair value of purchase rights granted during the years ended February 28, 2007, February 28, 2006, and February 28, 2005, was $5.50, $6.23 and $4.98, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	23.4%	27.3%	24.5%
Risk-free interest rate	5.2%	4.1%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During the years ended February 28, 2007, February 28, 2006, and February 28, 2005, employees purchased 52,842 shares, 92,622 shares and 74,164 shares, respectively, under this plan. During the year ended February 28, 2007, the Company granted purchase rights with a weighted average fair value of $11.22. The fair value of the purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected purchase right life of 3.9 years, expected volatility of 27.9%, risk-free interest rate of 4.8% and expected dividend yield of 0%. The maximum number of shares which can be purchased under this grant is 396,803 shares. During the years ended February 28, 2006, and February 28, 2005, there were no purchase rights granted.

As of February 28, 2007, there was $42.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Income over a weighted-average period of 3.0 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.

16.    EARNINGS PER COMMON SHARE:

Earnings per common share are as follows:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions, except per share data)
Net income	$331.9	$325.3	$276.5
Dividends on preferred stock	(4.9)	(9.8)	(9.8)
Income available to common stockholders	$327.0	$315.5	$266.7

Weighted average common shares outstanding - basic:
Class A Common Stock	204.966	196.907	191.489
Class B Common Stock	23.840	23.904	24.043
Total weighted average common shares outstanding - basic	228.806	220.811	215.532
Stock options	5.933	7.913	7.545
Preferred stock	5.033	9.983	9.983
Weighted average common shares outstanding - diluted	239.772	238.707	233.060

Earnings per common share - basic:
Class A Common Stock	$1.44	$1.44	$1.25
Class B Common Stock	$1.31	$1.31	$1.14
Earnings per common share - diluted:
Class A Common Stock	$1.38	$1.36	$1.19
Class B Common Stock	$1.27	$1.25	$1.09

Stock options to purchase 3.8 million, 3.6 million, and 1.6 million shares of Class A Common Stock at a weighted average price per share of $27.25, $27.30, and $23.27 were outstanding for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the respective periods.

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Accumulated other comprehensive loss, net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Pension / Post-Retirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2006	$314.7	$31.0	$(98.3)	$247.4
Current period change	132.1	(17.7)	(12.7)	101.7
Balance, February 28, 2007	$446.8	$13.3	$(111.0)	$349.1

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

18.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Sales to the five largest customers represented 21.7%, 21.1% and 21.5% of the Company’s sales for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively. No single customer was responsible for greater than 10% of sales during these years. Accounts receivable from the Company’s largest customer, Southern Wine and Spirits, represented 13.0%, 11.0% and 10.2% of the Company’s total accounts receivable as of February 28, 2007, February 28, 2006, and February 28, 2005, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

19.    RESTRUCTURING AND RELATED CHARGES:

The Company has several restructuring plans within its Constellation Wines segment as follows:

Fiscal 2004 Plan -
The further realignment of business operations and the Company’s plan to exit the commodity concentrate product line in the U.S., both announced during fiscal 2004, (the “Fiscal 2004 Plan”). The Fiscal 2004 Plan consists of exiting the commodity concentrate product line located in Madera, California, and selling the Company’s Escalon facility located in Escalon, California. The decision to exit the commodity concentrate product line resulted from the fact that the line was facing declining sales and profits and was not part of the Company’s core beverage alcohol business. By exiting the commodity concentrate line, the Company was able to free up capacity at its winery in Madera, and move production and storage from Escalon to Madera, and forego further investment in its aging Escalon facility. The Fiscal 2004 Plan includes the renegotiation of existing grape contracts associated with commodity concentrate inventory, asset write-offs and severance-related costs. The Fiscal 2004 Plan has been completed as of February 28, 2007.

Robert Mondavi Plan -
The Company’s plan announced in January 2005 to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”). The objective of the Robert Mondavi Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of Robert Mondavi. The Robert Mondavi Plan includes the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts. The Robert Mondavi Plan has been completed as of February 28, 2007.

Fiscal 2006 Plan -
The Company’s worldwide wine reorganizations and the Company’s plan to consolidate certain west coast production processes in the U.S., both announced during fiscal 2006, (collectively, the “Fiscal 2006 Plan”). The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes. This Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth. The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and eliminate redundant costs. The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets. The Company expects the Fiscal 2006 Plan to be complete by February 28, 2009.

Vincor Plan -
The Company’s plan announced in July 2006 to restructure and integrate the operations of Vincor (the “Vincor Plan”). The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the June 5, 2006, acquisition of Vincor, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities. The Vincor Plan includes the elimination of certain employment redundancies, primarily in the United States, United Kingdom and Australia, and the termination of various contracts. The Company expects the Vincor Plan to be complete by February 28, 2009.

Fiscal 2007 Wine Plan -
The Company’s plans announced in August 2006 to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also includes costs for employee terminations. The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. The Company expects the Australian portion of the plan to be complete by February 29, 2008, and the U.K. portion of the plan to be complete by February 28, 2009.

For the year ended February 28, 2007, the Company recorded $32.5 million of restructuring and related charges associated with these plans. For the year ended February 28, 2006, the Company recorded $29.3 million of restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan. Included in the $29.3 million of restructuring and related charges incurred for the year ended February 28, 2006, is $6.9 million of non-cash charges for stock-based compensation (which are excluded from the restructuring liability rollforward table below). For the year ended February 28, 2005, the Company recorded $7.6 million of restructuring and related charges associated with the Fiscal 2004 Plan and the Robert Mondavi Plan, which consists of $6.2 million of restructuring charges and $1.4 million of other related restructuring charges.

Restructuring and related charges consisting of employee termination benefit costs, contract termination costs, and other associated costs are accounted for under either SFAS 112 or SFAS 146, as appropriate. Employee termination benefit costs are accounted for under SFAS 112, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs such as costs to provide continuing health insurance, and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs are accounted for under SFAS 146. Per SFAS 146, contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Per SFAS 146, other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.

Details of each plan are presented in the following table. The Robert Mondavi Plan and the Fiscal 2004 Plan are collectively referred to as “Other Plans” in the table below.

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Other Plans	Total
(in millions)
Restructuring liability, February 29, 2004	$-	$-	$-	$2.6	$2.6

Robert Mondavi acquisition	-	-	-	49.1	49.1

Restructuring charges:
Employee termination benefit costs	-	-	-	3.7	3.7
Contract termination costs	-	-	-	1.5	1.5
Facility consolidation/relocation costs	-	-	-	1.0	1.0
Restructuring charges, February 28, 2005	-	-	-	6.2	6.2

Cash expenditures	-	-	-	(18.7)	(18.7)

Foreign currency translation adjustments	-	-	-	-	-
Restructuring liability, February 28, 2005	-	-	-	39.2	39.2

Robert Mondavi acquisition	-	-	-	4.8	4.8

Restructuring charges:
Employee termination benefit costs	-	-	17.4	2.3	19.7
Contract termination costs	-	-	-	0.7	0.7
Facility consolidation/relocation costs	-	-	0.2	1.8	2.0
Restructuring charges, February 28, 2006	-	-	17.6	4.8	22.4

Cash expenditures	-	-	(0.9)	(39.9)	(40.8)

Foreign currency translation adjustments	-	-	-	(0.3)	(0.3)
Restructuring liability, February 28, 2006	-	-	16.7	8.6	25.3

Vincor acquisition	-	39.8	-	-	39.8

Restructuring charges:
Employee termination benefit costs	2.0	1.6	2.1	0.2	5.9
Contract termination costs	24.0	1.0	0.7	(0.1)	25.6
Facility consolidation/relocation costs	-	0.2	0.7	0.1	1.0
Restructuring charges, February 28, 2007	26.0	2.8	3.5	0.2	32.5

Cash expenditures	(23.3)	(22.1)	(17.3)	(3.5)	(66.2)

Foreign currency translation adjustments	0.1	0.7	0.6	0.1	1.5
Restructuring liability, February 28, 2007	$2.8	$21.2	$3.5	$5.4	$32.9

Employee termination benefit costs include the reversal of prior accruals of $2.0 million related primarily to the Fiscal 2006 Plan for the year ended February 28, 2007, and $0.2 million related to the Fiscal 2004 Plan for the year ended February 28, 2005. In addition, facility consolidation/relocation costs include the reversal of prior accruals of $0.3 million related primarily to the Fiscal 2004 Plan for the year ended February 28, 2007.

In addition, the following table presents other related costs incurred in connection with the Fiscal 2007 Wine Plan, the Vincor Plan, the Fiscal 2006 Plan and the Fiscal 2004 Plan:

	For the Year Ended February 28, 2007
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Fiscal 2004 Plan	Total
(in millions)
Accelerated depreciation/inventory write-down (cost of product sold)	$3.3	$0.3	$3.6	$-	$7.2
Asset write-down/other costs (selling, general and administrative expenses)	$12.9	$-	$3.4	$-	$16.3

	For the Year Ended February 28, 2006
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Fiscal 2004 Plan	Total
Accelerated depreciation (cost of product sold)	$-	$-	$13.4	$-	$13.4
Other costs (selling, general and administrative expenses)	$-	$-	$0.1	$-	$0.1

	For the Year Ended February 28, 2005
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Fiscal 2004 Plan	Total
Other related restructuring charges (restructuring and related charges)	$-	$-	$-	$1.4	$1.4

A summary of restructuring charges and other related costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Robert Mondavi Plan	Fiscal 2004 Plan
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$2.0	$1.6	$26.4	$2.9	$10.2
Contract termination costs	24.0	1.0	0.8	0.6	19.2
Facility consolidation/relocation costs	-	0.2	0.8	0.5	4.4
Total restructuring charges	26.0	2.8	28.0	4.0	33.8

Other related costs:
Accelerated depreciation/inventory write-down	3.3	0.3	17.0	-	-
Asset write-down/other costs	12.9	-	3.5	-	-
Other related restructuring charges	-	-	-	-	6.0
Total other related costs	16.2	0.3	20.5	-	6.0
Total costs incurred to date	$42.2	$3.1	$48.5	$4.0	$39.8

Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Robert Mondavi Plan	Fiscal 2004 Plan
(in millions)
Total expected costs
Restructuring charges:
Employee termination benefit costs	$2.0	$1.6	$27.4	$2.9	$10.2
Contract termination costs	25.2	1.1	8.7	0.6	19.2
Facility consolidation/relocation costs	0.1	0.3	2.0	0.5	4.4
Total restructuring charges	27.3	3.0	38.1	4.0	33.8

Other related costs:
Accelerated depreciation/inventory write-down	11.7	0.6	19.7	-	-
Asset write-down/other costs	22.6	-	3.5	-	-
Other related restructuring charges	-	-	-	-	6.0
Total other related costs	34.3	0.6	23.2	-	6.0
Total expected costs	$61.6	$3.6	$61.3	$4.0	$39.8

In connection with the Company’s acquisition of Vincor and Robert Mondavi, the Company accrued $39.8 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. The Robert Mondavi acquisition line item in the table above for the year ended February 28, 2006, reflects adjustments to the fair value of liabilities assumed in the acquisition. As of February 28, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $19.3 million and $5.4 million, respectively. As of February 28, 2006, and February 28, 2005, the balance of the Robert Mondavi purchase accounting accrual was $8.1 million and $37.6 million, respectively.

20.   ACQUISITION-RELATED INTEGRATION COSTS:

For the year ended February 28, 2007, the Company recorded $23.6 million of acquisition-related integration costs associated primarily with the Vincor Plan. The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other one-time costs such as external services and consulting fees. For the year ended February 28, 2007, acquisition-related integration costs included $9.8 million of employee-related costs and $13.8 million of facilities and other one-time costs. For the years ended February 28, 2006, and February 28, 2005, the Company recorded $16.8 million and $9.4 million, respectively, of acquisition-related integration costs associated with the Robert Mondavi Plan.

21.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

Subsequent to February 28, 2006, seven subsidiaries of the Company which were previously included as Subsidiary Guarantors (as defined below) became Subsidiary Nonguarantors (as defined below) under the Company’s existing indentures. Subsequent to August 31, 2006, six subsidiaries of the Company which were previously included as Subsidiary Nonguarantors became Subsidiary Guarantors under the Company’s existing indentures. The following information sets forth the condensed consolidating balance sheets as of February 28, 2007, and February 28, 2006, the condensed consolidating statements of income and cash flows for each of the three years in the period ended February 28, 2007, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”), as if the new Subsidiary Nonguarantors and the new Subsidiary Guarantors had been in place as of and for all periods presented. The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting pronouncements described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2007
Current assets:
Cash and cash investments	$2.4	$1.1	$30.0	$-	$33.5
Accounts receivable, net	342.7	57.5	480.8	-	881.0
Inventories	38.1	1,045.3	870.5	(5.8)	1,948.1
Prepaid expenses and other	2.0	105.3	62.1	(8.7)	160.7
Intercompany receivable (payable)	1,080.3	(775.1)	(305.2)	-	-
Total current assets	1,465.5	434.1	1,138.2	(14.5)	3,023.3
Property, plant and equipment, net	42.2	810.9	897.1	-	1,750.2
Investments in subsidiaries	6,119.9	115.6	-	(6,235.5)	-
Goodwill	-	1,509.1	1,574.8	-	3,083.9
Intangible assets, net	-	566.7	568.7	-	1,135.4
Other assets, net	32.2	245.4	167.8	-	445.4
Total assets	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

Current liabilities:
Notes payable to banks	$30.0	$-	$123.3	$-	$153.3
Current maturities of long-term debt	299.2	10.2	7.9	-	317.3
Accounts payable	7.1	112.8	256.2	-	376.1
Accrued excise taxes	10.9	31.4	31.4	-	73.7
Other accrued expenses and liabilities	242.4	105.2	333.5	(10.4)	670.7
Total current liabilities	589.6	259.6	752.3	(10.4)	1,591.1
Long-term debt, less current maturities	3,672.7	18.5	23.7	-	3,714.9
Deferred income taxes	(24.1)	405.0	93.2	-	474.1
Other liabilities	4.1	36.7	199.8	-	240.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	9.0	1,013.9	(1,022.9)	-
Class A and Class B common stock	2.5	100.7	190.3	(291.0)	2.5
Additional paid-in capital	1,271.1	1,280.9	1,296.9	(2,577.8)	1,271.1
Retained earnings	1,919.3	1,553.6	349.1	(1,902.7)	1,919.3
Accumulated other comprehensive income	349.1	17.8	427.4	(445.2)	349.1
Treasury stock	(124.5)	-	-	-	(124.5)
Total stockholders’ equity	3,417.5	2,962.0	3,277.6	(6,239.6)	3,417.5
Total liabilities and stockholders’ equity	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

Condensed Consolidating Balance Sheet at February 28, 2006
Current assets:
Cash and cash investments	$0.9	$1.2	$8.8	$-	$10.9
Accounts receivable, net	233.0	195.3	343.6	-	771.9
Inventories	38.6	1,032.6	637.8	(4.6)	1,704.4
Prepaid expenses and other	13.6	156.4	39.3	4.4	213.7
Intercompany receivable (payable)	956.1	(1,101.3)	145.2	-	-
Total current assets	1,242.2	284.2	1,174.7	(0.2)	2,700.9
Property, plant and equipment, net	35.6	729.4	660.3	-	1,425.3
Investments in subsidiaries	4,655.8	113.1	-	(4,768.9)	-
Goodwill	-	1,308.8	884.8	-	2,193.6
Intangible assets, net	-	549.6	334.3	-	883.9
Other assets, net	24.9	69.3	102.7	-	196.9
Total assets	$5,958.5	$3,054.4	$3,156.8	$(4,769.1)	$7,400.6

Current liabilities:
Notes payable to banks	$54.5	$-	$25.4	$-	$79.9
Current maturities of long-term debt	200.1	4.6	9.4	-	214.1
Accounts payable	4.4	123.1	185.3	-	312.8
Accrued excise taxes	15.6	42.9	18.2	-	76.7
Other accrued expenses and liabilities	230.6	146.1	235.1	2.8	614.6
Total current liabilities	505.2	316.7	473.4	2.8	1,298.1
Long-term debt, less current maturities	2,485.5	12.8	17.5	-	2,515.8
Deferred income taxes	(12.8)	356.1	27.9	-	371.2
Other liabilities	5.4	72.1	162.8	-	240.3
Stockholders’ equity:
Preferred stock	-	9.0	938.9	(947.9)	-
Class A and Class B common stock	2.3	6.4	28.3	(34.7)	2.3
Additional paid-in capital	1,159.4	1,034.8	879.8	(1,914.6)	1,159.4
Retained earnings	1,592.3	1,216.0	353.1	(1,569.1)	1,592.3
Accumulated other comprehensive income	247.4	30.5	275.1	(305.6)	247.4
Treasury stock	(26.2)	-	-	-	(26.2)
Total stockholders’ equity	2,975.2	2,296.7	2,475.2	(4,771.9)	2,975.2
Total liabilities and stockholders’ equity	$5,958.5	$3,054.4	$3,156.8	$(4,769.1)	$7,400.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Year Ended February 28, 2007
Sales	$954.0	$3,376.2	$2,872.1	$(800.5)	$6,401.8
Less - excise taxes	(139.3)	(468.2)	(577.9)	-	(1,185.4)
Net sales	814.7	2,908.0	2,294.2	(800.5)	5,216.4
Cost of product sold	(606.5)	(2,015.5)	(1,818.3)	747.8	(3,692.5)
Gross profit	208.2	892.5	475.9	(52.7)	1,523.9
Selling, general and administrative expenses	(209.3)	(310.5)	(302.0)	53.0	(768.8)
Restructuring and related charges	(0.2)	(5.0)	(27.3)	-	(32.5)
Acquisition-related integration costs	(2.0)	(7.1)	(14.5)	-	(23.6)
Operating (loss) income	(3.3)	569.9	132.1	0.3	699.0
Equity in earnings of equity method investees and subsidiaries	464.9	54.0	3.8	(472.8)	49.9
Gain on change in fair value of derivative instrument	-	55.1	-	-	55.1
Interest expense, net	(151.4)	(80.0)	(37.3)	-	(268.7)
Income before income taxes	310.2	599.0	98.6	(472.5)	535.3
Benefit from (provision for) income taxes	21.7	(261.4)	36.6	(0.3)	(203.4)
Net income	331.9	337.6	135.2	(472.8)	331.9
Dividends on preferred stock	(4.9)	-	-	-	(4.9)
Income available to common stockholders	$327.0	$337.6	$135.2	$(472.8)	$327.0

Condensed Consolidating Statement of Income for the Year Ended February 28, 2006
Sales	$1,300.6	$3,002.5	$2,349.8	$(945.9)	$5,707.0
Less - excise taxes	(166.8)	(437.8)	(498.9)	-	(1,103.5)
Net sales	1,133.8	2,564.7	1,850.9	(945.9)	4,603.5
Cost of product sold	(911.1)	(1,836.3)	(1,475.6)	944.1	(3,278.9)
Gross profit	222.7	728.4	375.3	(1.8)	1,324.6
Selling, general and administrative expenses	(175.2)	(225.0)	(212.2)	-	(612.4)
Restructuring and related charges	(1.7)	(11.6)	(16.0)	-	(29.3)
Acquisition-related integration costs	-	(14.6)	(2.2)	-	(16.8)
Operating income	45.8	477.2	144.9	(1.8)	666.1
Equity in earnings of equity method investees and subsidiaries	332.6	15.9	(4.3)	(343.4)	0.8
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest (expense) income, net	(76.6)	(154.4)	41.4	-	(189.6)
Income before income taxes	301.8	338.7	182.0	(345.2)	477.3
Benefit from (provision for) income taxes	23.4	(170.9)	(5.1)	0.6	(152.0)
Net income	325.2	167.8	176.9	(344.6)	325.3
Dividends on preferred stock	(9.8)	-	-	-	(9.8)
Income available to common stockholders	$315.4	$167.8	$176.9	$(344.6)	$315.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Year Ended February 28, 2005
Sales	$823.9	$2,584.7	$2,303.5	$(572.3)	$5,139.8
Less - excise taxes	(148.3)	(435.9)	(468.0)	-	(1,052.2)
Net sales	675.6	2,148.8	1,835.5	(572.3)	4,087.6
Cost of product sold	(547.9)	(1,501.9)	(1,465.0)	567.8	(2,947.0)
Gross profit	127.7	646.9	370.5	(4.5)	1,140.6
Selling, general and administrative expenses	(155.7)	(221.1)	(178.9)	-	(555.7)
Restructuring and related charges	-	(4.2)	(3.4)	-	(7.6)
Acquisition-related integration costs	-	(9.4)	-	-	(9.4)
Operating (loss) income	(28.0)	412.2	188.2	(4.5)	567.9
Equity in earnings of equity method investees and subsidiaries	274.6	13.5	(0.1)	(286.2)	1.8
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest (expense) income, net	21.4	(88.4)	(70.7)	-	(137.7)
Income before income taxes	268.0	337.3	117.4	(290.7)	432.0
Benefit from (provision for) income taxes	8.4	(144.4)	(21.2)	1.7	(155.5)
Net income	276.4	192.9	96.2	(289.0)	276.5
Dividends on preferred stock	(9.8)	-	-	-	(9.8)
Income available to common stockholders	$266.6	$192.9	$96.2	$(289.0)	$266.7

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2007
Net cash (used in) provided by operating activities	$(240.4)	$471.8	$81.8	$-	$313.2

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(2.1)	(1,091.6)	-	(1,093.7)
Purchases of property, plant and equipment	(7.2)	(76.0)	(108.8)	-	(192.0)
Payment of accrued earn-out amount	-	(3.6)	-	-	(3.6)
Proceeds from maturity of derivative instrument	-	55.1	-	-	55.1
Proceeds from sales of businesses	-	-	28.4	-	28.4
Proceeds from sales of assets	-	0.3	9.5	-	9.8
Proceeds from sales of equity method investments	-	-	-	-	-
Investment in equity method investee	-	-	-	-	-
Other investing activities	-	-	(1.1)	-	(1.1)
Net cash used in investing activities	(7.2)	(26.3)	(1,163.6)	-	(1,197.1)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	(934.5)	(361.1)	1,295.6	-	-
Proceeds from issuance of long-term debt	3,693.1	1.9	10.4	-	3,705.4
Exercise of employee stock options	63.4	-	-	-	63.4
Net (repayment of) proceeds from notes payable	(24.5)	-	71.6	-	47.1
Excess tax benefits from share-based payment awards	21.4	-	-	-	21.4
Proceeds from employee stock purchases	5.9	-	-	-	5.9
Principal payments of long-term debt	(2,444.6)	(86.4)	(255.9)	-	(2,786.9)
Purchases of treasury stock	(100.0)	-	-	-	(100.0)
Payment of financing costs of long- term debt	(23.8)	-	-	-	(23.8)
Payment of preferred stock dividends	(7.3)	-	-	-	(7.3)
Net cash provided by (used in) financing activities	249.1	(445.6)	1,121.7	-	925.2

Effect of exchange rate changes on cash and cash investments	-	-	(18.7)	-	(18.7)

Net increase (decrease) in cash and cash investments	1.5	(0.1)	21.2	-	22.6
Cash and cash investments, beginning of period	0.9	1.2	8.8	-	10.9
Cash and cash investments, end of period	$2.4	$1.1	$30.0	$-	$33.5

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2006
Net cash (used in) provided by operating activities	$(23.6)	$294.5	$165.1	$-	$436.0

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(45.9)	-	-	(45.9)
Purchases of property, plant and equipment	(5.2)	(52.2)	(75.1)	-	(132.5)
Payment of accrued earn-out amount	-	(3.1)	-	-	(3.1)
Proceeds from maturity of derivative instrument	-	-	-	-	-
Proceeds from sales of businesses	-	17.9	-	-	17.9
Proceeds from sales of assets	-	118.3	1.4	-	119.7
Proceeds from sales of equity method investments	-	35.9	-	-	35.9
Investment in equity method investee	-	(2.7)	-	-	(2.7)
Other investing activities	-	(5.0)	0.1	-	(4.9)
Net cash (used in) provided by investing activities	(5.2)	63.2	(73.6)	-	(15.6)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	477.7	(367.3)	(110.4)	-	-
Proceeds from issuance of long-term debt	0.1	8.8	0.7	-	9.6
Exercise of employee stock options	31.5	-	-	-	31.5
Net proceeds from notes payable	40.5	-	23.3	-	63.8
Excess tax benefits from share-based payment awards	-	-	-	-	-
Proceeds from employee stock purchases	6.3	-	-	-	6.3
Principal payments of long-term debt	(516.6)	(7.3)	(3.7)	-	(527.6)
Purchases of treasury stock	-	-	-	-	-
Payment of financing costs of long- term debt	-	-	-	-	-
Payment of preferred stock dividends	(9.8)	-	-	-	(9.8)
Net cash provided by (used in) financing activities	29.7	(365.8)	(90.1)	-	(426.2)

Effect of exchange rate changes on cash and cash investments	-	-	(0.9)	-	(0.9)

Net increase (decrease) in cash and cash investments	0.9	(8.1)	0.5	-	(6.7)
Cash and cash investments, beginning of period	-	9.3	8.3	-	17.6
Cash and cash investments, end of period	$0.9	$1.2	$8.8	$-	$10.9

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2005
Net cash (used in) provided by operating activities	$(5.1)	$213.6	$112.2	$-	$320.7

Cash flows from investing activities:
Purchase of business, net of cash acquired	(1,035.1)	(8.5)	(8.9)	-	(1,052.5)
Purchases of property, plant and equipment	(7.3)	(45.9)	(66.5)	-	(119.7)
Payment of accrued earn-out amount	-	(2.6)	-	-	(2.6)
Proceeds from maturity of derivative instrument	-	-	-	-	-
Proceeds from sales of businesses	-	-	-	-	-
Proceeds from sales of assets	-	0.2	13.5	-	13.7
Proceeds from sales of equity method investments	-	9.9	-	-	9.9
Proceeds from sales of marketable securities	-	-	14.4	-	14.4
Investment in equity method investee	-	-	(86.1)	-	(86.1)
Other investing activities	-	-	-	-	-
Net cash used in investing activities	(1,042.4)	(46.9)	(133.6)	-	(1,222.9)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	(206.7)	200.4	6.3	-	-
Proceeds from issuance of long-term debt	2,400.0	-	-	-	2,400.0
Exercise of employee stock options	48.2	-	-	-	48.2
Net proceeds from (repayment of) notes payable	14.0	(60.0)	0.2	-	(45.8)
Excess tax benefits from share-based payment awards	-	-	-	-	-
Proceeds from employee stock purchases	4.7	-	-	-	4.7
Principal payments of long-term debt	(1,179.5)	(302.2)	(7.0)	-	(1,488.7)
Purchases of treasury stock	-	-	-	-	-
Payment of financing costs of long- term debt	(24.4)	-	-	-	(24.4)
Payment of preferred stock dividends	(9.8)	-	-	-	(9.8)
Net cash provided by (used in) financing activities	1,046.5	(161.8)	(0.5)	-	884.2

Effect of exchange rate changes on cash and cash investments	-	(0.3)	(1.2)	-	(1.5)

Net (decrease) increase in cash and cash investments	(1.0)	4.6	(23.1)	-	(19.5)
Cash and cash investments, beginning of period	1.0	4.7	31.4	-	37.1
Cash and cash investments, end of period	$-	$9.3	$8.3	$-	$17.6

22.   BUSINESS SEGMENT INFORMATION:

As a result of the Company’s investment in Crown Imports, the Company has changed its internal management financial reporting to consist of three business divisions, Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in the joint venture, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, the Company reports its operating results in five segments: Constellation Wines (branded wine, and U.K. wholesale and other), Constellation Beers (imported beer), Constellation Spirits (distilled spirits), Corporate Operations and Other and Crown Imports (imported beer). Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments.

The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and unusual items that affect comparability from its definition of operating income for segment purposes. The financial information for the years ended February 28, 2006, and February 28, 2005, has been restated to conform to the new segment presentation.

For the year ended February 28, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $32.5 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $30.2 million associated primarily with the Company’s acquisition of Vincor; acquisition-related integration costs of $23.6 million associated primarily with the Vincor Plan; other charges of $16.3 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan included within selling, general and administrative expenses; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; the flow through of adverse grape cost (as described below) of $3.1 million associated with the acquisition of Robert Mondavi; and accelerated depreciation costs and the write-down of certain inventory of $6.6 million and $0.6 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their existing grape purchase contracts. For the year ended February 28, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan of $29.3 million; the flow through of adverse grape cost, acquisition-related integration costs and the flow through of inventory step-up associated primarily with the Company’s acquisition of Robert Mondavi of $23.0 million, $16.8 million, and $7.9 million, respectively; accelerated depreciation costs and other charges associated with the Fiscal 2006 Plan of $13.4 million and $0.1 million, respectively; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. For the year ended February 28, 2005, acquisition-related integration costs, restructuring and related charges and unusual costs consist of financing costs associated with the redemption of the Company’s Senior Subordinated Notes (as defined in Note 9) and the repayment of the Company’s prior senior credit facility in connection with the Robert Mondavi acquisition of $31.7 million; the flow through of adverse grape cost and acquisition-related integration costs associated with the Robert Mondavi acquisition of $9.8 million and $9.4 million, respectively; restructuring and related charges of $7.6 million associated with the Fiscal 2004 Plan and the Robert Mondavi Plan; and the flow through of inventory step-up associated primarily with the acquisition of all of the outstanding capital stock of BRL Hardy Limited, now known as Hardy Wine Company Limited (the “Hardy Acquisition”) of $6.4 million; partially offset by a net gain on the sale of non-strategic assets of $3.1 million and a gain related to the receipt of a payment associated with the termination of a previously announced potential fine wine joint venture of $3.0 million.

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

Segment information is as follows:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Constellation Wines:
Net sales:
Branded wine	$2,755.7	$2,263.4	$1,830.8
Wholesale and other	1,087.7	972.0	1,020.6
Net sales	$3,843.4	$3,235.4	$2,851.4
Segment operating income	$629.9	$530.4	$406.6
Equity in earnings of equity method investees	$11.0	$0.8	$1.8
Long-lived assets	$1,616.4	$1,322.2	$1,498.1
Investment in equity method investees	$163.8	$146.6	$259.2
Total assets	$8,557.7	$6,510.3	$6,941.1
Capital expenditures	$158.6	$118.6	$109.3
Depreciation and amortization	$120.7	$110.5	$83.8

Constellation Beers:
Net sales	$1,043.6	$1,043.5	$922.9
Segment operating income	$208.1	$219.2	$196.8
Long-lived assets	$-	$1.1	$0.1
Total assets	$0.9	$197.2	$192.9
Capital expenditures	$0.2	$0.5	$-
Depreciation and amortization	$1.5	$1.4	$1.4

Constellation Spirits:
Net sales	$329.4	$324.6	$313.3
Segment operating income	$65.5	$73.4	$79.3
Long-lived assets	$96.9	$89.4	$83.5
Total assets	$637.3	$636.4	$597.6
Capital expenditures	$12.9	$11.1	$6.5
Depreciation and amortization	$9.9	$8.4	$9.2

Corporate Operations and Other:
Net sales	$-	$-	$-
Segment operating loss	$(60.9)	$(63.0)	$(56.0)
Long-lived assets	$36.9	$12.6	$14.7
Total assets	$78.9	$56.7	$72.6
Capital expenditures	$20.3	$2.3	$3.9
Depreciation and amortization	$7.2	$7.8	$9.3

Crown Imports:
Net sales	$368.8	$-	$-
Segment operating income	$78.4	$-	$-
Long-lived assets	$1.3	$-	$-
Total assets	$369.4	$-	$-
Capital expenditures	$-	$-	$-
Depreciation and amortization	$-	$-	$-

Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs:
Operating loss	$(143.6)	$(93.9)	$(58.8)

For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Consolidation and Eliminations:
Net sales	$(368.8)	$-	$-
Operating income	$(78.4)	$-	$-
Equity in earnings of Crown Imports	$38.9	$-	$-
Long-lived assets	$(1.3)	$-	$-
Investment in equity method investees	$163.4	$-	$-
Total assets	$(206.0)	$-	$-
Capital expenditures	$-	$-	$-
Depreciation and amortization	$-	$-	$-

Consolidated:
Net sales	$5,216.4	$4,603.5	$4,087.6
Operating income	$699.0	$666.1	$567.9
Equity in earnings of equity method investees	$49.9	$0.8	$1.8
Long-lived assets	$1,750.2	$1,425.3	$1,596.4
Investment in equity method investees	$327.2	$146.6	$259.2
Total assets	$9,438.2	$7,400.6	$7,804.2
Capital expenditures	$192.0	$132.5	$119.7
Depreciation and amortization	$139.3	$128.1	$103.7

The Company’s areas of operations are principally in the United States. Operations outside the United States are primarily in the United Kingdom, Canada and Australia and are included primarily within the Constellation Wines segment. Revenues are attributed to countries based on the location of the selling company.

Geographic data is as follows:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
(in millions)
Net Sales
United States	$3,012.7	$2,823.4	$2,334.8
Non-U.S.	2,203.7	1,780.1	1,752.8
Total	$5,216.4	$4,603.5	$4,087.6

Significant non-U.S. revenue sources include:
United Kingdom	$1,503.7	$1,357.9	$1,374.8
Australia / New Zealand	349.4	319.3	314.7
Canada	326.9	86.7	50.9
Other	23.7	16.2	12.4
Total	$2,203.7	$1,780.1	$1,752.8

	February 28, 2007	February 28, 2006
(in millions)
Long-lived assets
United States	$854.0	$765.2
Non-U.S.	896.2	660.1
Total	$1,750.2	$1,425.3

Significant non-U.S. long-lived assets include:
Australia / New Zealand	$529.8	$431.7
Canada	180.5	38.4
United Kingdom	155.8	160.7
Other	30.1	29.3
Total	$896.2	$660.1

23.   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN No. 48 for fiscal years beginning March 1, 2007, with the cumulative effect of applying the provisions of FIN No. 48 reported as an adjustment to opening retained earnings. The Company is continuing to evaluate the financial impact of adopting FIN No. 48 on its consolidated financial statements. However, the Company does not expect the adoption of FIN No. 48 to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company has adopted this provision of SFAS No. 158 and has provided the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company does not expect the adoption of the remaining provision of SFAS No. 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. The Company is required to adopt SFAS No. 159 for fiscal years beginning after February 28, 2009. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

24.   SUBSEQUENT EVENTS:

Acquisition of Svedka -
On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”) for cash consideration of $383.7 million, net of cash acquired. In addition, the Company expects to incur direct acquisition costs of approximately $1.0 million. Svedka is a premium vodka produced in Sweden and is the fastest growing major imported premium vodka in the U.S. Svedka is the fifth largest imported vodka in the U.S. The purchase price was financed with revolver borrowings under the Company’s senior credit facility.

The results of operations of the Svedka business will be reported in the Constellation Spirits segment and will be included in the consolidated results of operations of the Company from the date of acquisition.

Investment in Matthew Clark -
On April 17, 2007, the Company and Punch Taverns plc (“Punch”) commenced operations of a joint venture for the U.K. wholesale business (“Matthew Clark”). The U.K. wholesale business was formerly owned entirely by the Company. Under the terms of the arrangement, the Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. The Company received $178.8 million of cash proceeds from the formation of the joint venture, subject to a post-closing adjustment.

Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark will be included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

25.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
Fiscal 2007	May 31, 2006	August 31, 2006	November 30, 2006	February 28, 2007	Full Year
(in millions, except per share data)
Net sales	$1,155.9	$1,417.5	$1,500.8	$1,142.2	$5,216.4
Gross profit	$318.6	$414.8	$445.2	$345.3	$1,523.9
Net income(1)	$85.5	$68.4	$107.8	$70.2	$331.9
Earnings per common share(2):
Basic - Class A Common Stock	$0.38	$0.30	$0.47	$0.30	$1.44
Basic - Class B Common Stock	$0.34	$0.27	$0.42	$0.27	$1.31
Diluted - Class A Common Stock	$0.36	$0.28	$0.45	$0.29	$1.38
Diluted - Class B Common Stock	$0.33	$0.26	$0.41	$0.27	$1.27

	QUARTER ENDED
Fiscal 2006	May 31, 2005	August 31, 2005	November 30, 2005	February 28, 2006	Full Year
(in millions, except per share data)
Net sales	$1,096.5	$1,192.0	$1,267.1	$1,047.9	$4,603.5
Gross profit	$306.0	$348.0	$384.2	$286.4	$1,324.6
Net income(3)	$75.7	$82.4	$109.0	$58.2	$325.3
Earnings per common share(2):
Basic - Class A Common Stock	$0.34	$0.37	$0.49	$0.25	$1.44
Basic - Class B Common Stock	$0.31	$0.33	$0.44	$0.23	$1.31
Diluted - Class A Common Stock	$0.32	$0.34	$0.46	$0.24	$1.36
Diluted - Class B Common Stock	$0.29	$0.32	$0.42	$0.22	$1.25

(1)
In Fiscal 2007, the Company recorded acquisition-related integration costs, restructuring and related charges and unusual costs consisting of restructuring and related charges associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor and certain equity method investments; acquisition-related integration costs associated primarily with the Vincor Plan; other charges associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan included within selling, general and administrative expenses; loss on the sale of the branded bottled water business; financing costs related primarily to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; foreign currency losses on foreign denominated intercompany loan balances associated with the Vincor acquisition; the flow through of adverse grape cost associated with the acquisition of Robert Mondavi; accelerated depreciation costs and the write-down of certain inventory associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan; and gain on change in fair value of derivative instruments associated with the Vincor acquisition. The following table identifies these items, net of income taxes, by quarter and in the aggregate for Fiscal 2007:

	QUARTER ENDED
Fiscal 2007	May 31, 2006	August 31, 2006	November 30, 2006	February 28, 2007	Full Year
(in millions, net of tax)
Restructuring and related charges	$1.5	$15.6	$1.7	$4.3	$23.1
Flow through of inventory step-up	$0.9	$4.1	$12.5	$3.8	$21.3
Acquisition-related integration costs	$0.4	$4.7	$6.1	$3.9	$15.1
Other charges	$1.0	$1.0	$9.5	$1.0	$12.5
Loss on sale of branded bottled water business	$17.3	$0.1	$(0.6)	$-	$16.8
Write-off of financing fees	$-	$7.4	$-	$0.1	$7.5
Flow through of adverse grape cost	$1.0	$0.6	$0.4	$0.1	$2.1
Accelerated depreciation	$0.7	$0.9	$1.4	$1.6	$4.6
Additional inventory adjustments	$-	$-	$0.3	$-	$0.3
Fx-related (gains) losses on Vincor transaction	$(33.6)	$1.7	$-	$-	$(31.9)

(2)
The sum of the quarterly earnings per common share in Fiscal 2007 and Fiscal 2006 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

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

	QUARTER ENDED
Fiscal 2006	May 31, 2005	August 31, 2005	November 30, 2005	February 28, 2006	Full Year
(in millions, net of tax)
Restructuring and related charges	$1.1	$1.5	$2.6	$15.5	$20.7
Flow through of adverse grape cost	4.6	4.1	3.8	2.1	14.6
Acquisition-related integration costs	3.9	5.1	1.0	0.7	10.7
Flow through of inventory step-up	2.1	2.5	3.1	5.8	13.5
Accelerated depreciation	-	-	4.4	4.6	9.0
Allied Domecq due diligence costs	-	2.4	(0.2)	-	2.2
Income tax adjustment	(16.2)	-	-	-	(16.2)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)	See page 58 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.
(b)	See page 56 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.
(c)
In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended February 28, 2007 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 26, 2007, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

The Company has adopted the Chief Executive Officer and Senior Financial Executive Code of Ethics which is a code of ethics that applies to its chief executive officer and its senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on the Company’s Internet website at http://www.cbrands.com/CBI/constellationbrands/Investors/CorporateGovernance. Amendments to, and waivers granted under, the Company’s Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to the Company’s website as well. The Company will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 370 Woodcliff Drive, Suite 300, Fairport, New York 14450 or by telephoning the Company’s Investor Center at 1-888-922-2150.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 26, 2007, under those sections of the proxy statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.  Notwithstanding the foregoing, the Compensation Committee Report included within the section of the proxy statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 26, 2007, under that section of the proxy statement to be titled “Beneficial Ownership,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.  Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 28, 2007. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and UK Sharesave Scheme.
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,368,526	$17.61	26,739,631
Equity compensation plans not approved by security holders	-	-	-
Total	23,368,526	$17.61	26,739,631

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 26, 2007, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 26, 2007, under that section of the proxy statement to be titled “Selection of Independent Public Accountants,” which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

PART IV
Item 15.	Exhibits and Financial Statement Schedules
	1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm - KPMG LLP

Report of Independent Registered Public Accounting Firm - KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets - February 28, 2007, and February 28, 2006

Consolidated Statements of Income for the years ended February 28, 2007, February 28, 2006, and February 28, 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2007, February 28, 2006, and February 28, 2005

Consolidated Statements of Cash Flows for the years ended February 28, 2007, February 28, 2006, and February 28, 2005

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

	3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 129 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007	CONSTELLATION BRANDS, INC.

	By:	/s/ Richard Sands
Richard Sands, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Sands	/s/ Thomas S. Summer
Richard Sands, Director, Chairman of the Board and Chief Executive Officer (principal executive officer) Dated: April 30, 2007	Thomas S. Summer, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Dated: April 30, 2007
/s/ Robert Sands	/s/ Barry A. Fromberg
Robert Sands, Director Dated: April 30, 2007	Barry A. Fromberg, Director Dated: April 30, 2007
/s/ Jeananne K. Hauswald	/s/ James A. Locke III
Jeananne K. Hauswald, Director Dated: April 30, 2007	James A. Locke III, Director Dated: April 30, 2007
/s/ Thomas C. McDermott	/s/ Paul L. Smith
Thomas C. McDermott, Director Dated: April 30, 2007	Paul L. Smith, Director Dated: April 30, 2007
/s/ Peter H. Soderberg
Peter H. Soderberg, Director Dated: April 30, 2007

INDEX TO EXHIBITS
Exhibit No.
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

2.5

Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.6

Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.7

Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 11, 2006, filed October 12, 2006 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference).#
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

4.6

Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).#

4.7

Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

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

4.11

Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

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

4.17

Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.18

Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

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

4.25

Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

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

4.28

Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

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

4.30

Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.31

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

4.32

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

10.1

Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2

Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).* #

10.3

Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.4

Long-Term Stock Incentive Plan, which amends and restates the Canandaigua Wine Company, Inc. Stock Option and Stock Appreciation Right Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997 and incorporated herein by reference).* #

10.5

Amendment Number One to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.6

Amendment Number Two to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).* #

10.7

Amendment Number Three to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.8

Amendment Number Four to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.9

Amendment Number Five to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference). *

10.10

Amendment Number Six to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).*

10.11

Form of Terms and Conditions Memorandum for Employees with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

10.12

Form of Terms and Conditions Memorandum for Directors with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

10.13

Form of Restricted Stock Agreement with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 and incorporated herein by reference).*

10.14	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #
10.15

Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.16

Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.17

Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.18

Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

10.19

Annual Management Incentive Plan of the Company (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.20

Amendment Number One to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).* #

10.21

Amendment Number Two to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.22

2006 Fiscal Year Award Program to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2005 and incorporated herein by reference).* +

10.23

2007 Fiscal Year Award Program for Executive Officers to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006 and incorporated herein by reference).* +

10.24

Lease, effective December 25, 1997, by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).#

10.25

Rent Review Memorandum, dated August 20, 2003, to the Lease by and among Matthew Clark Brands Limited and Pontsarn Investments Limited (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).

10.26

Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.27

First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.28

Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.29

Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.30

2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.31

Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

10.32

Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

10.33

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

10.34

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

10.35

Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).* #

10.36

Letter Agreement dated October 24, 2006, between the Company and Thomas S. Summer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 24, 2006, filed October 25, 2006 and incorporated herein by reference).*

10.37

The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and incorporated herein by reference).* #

10.38

The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).*

10.39

Letter Agreement between the Company and Thomas J. Mullin, dated February 18, 2000, addressing compensation (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).* #

10.40

Letter Agreement between the Company and Stephen B. Millar, dated 9 April 2003, addressing compensation (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).* #

10.41

Non-Competition Agreement between Stephen Brian Millar and BRL Hardy Limited (now known as Hardy Wine Company Limited) dated April 8, 2003 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.42

Memorandum of Agreement (Service Contract) between BRL Hardy Limited (now known as Hardy Wine Company Limited) and Stephen Brian Millar dated 11 June 1996 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.43

Agreement between Constellation Brands, Inc. and Stephen Brian Millar dated February 16, 2006 (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

10.44

BRL Hardy Superannuation Fund Deed of Variation dated 7 October 1998, together with Amending Deed No. 5 made on 23 December 1999, Amending Deed No. 6 made on 20 January 2003 and Amending Deed No. 7 made on 9 February 2004 (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).*

10.45

Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.46

Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.47

Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.48

Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.49	Description of Compensation Arrangements for Certain Executive Officers (filed herewith).*
10.50

Description of Compensation Arrangements for Non-Management Directors (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).*

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