Form 10-Q
period 2007-05-31
CONSTELLATION BRANDS, INC.
filed 2007-07-11
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X      Accelerated filer ___     Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2007, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	191,759,160
Class B Common Stock, Par Value $.01 Per Share	23,819,238

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31,	February 28,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash investments	$33.5	$33.5
Accounts receivable, net	763.9	881.0
Inventories	1,955.3	1,948.1
Prepaid expenses and other	156.6	160.7
Total current assets	2,909.3	3,023.3
PROPERTY, PLANT AND EQUIPMENT, net	1,744.2	1,750.2
GOODWILL	3,348.9	3,083.9
INTANGIBLE ASSETS, net	1,218.9	1,135.4
OTHER ASSETS, net	604.9	445.4
Total assets	$9,826.2	$9,438.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$242.3	$153.3
Current maturities of long-term debt	362.8	317.3
Accounts payable	270.6	376.1
Accrued excise taxes	64.9	73.7
Other accrued expenses and liabilities	566.9	670.7
Total current liabilities	1,507.5	1,591.1
LONG-TERM DEBT, less current maturities	4,381.8	3,714.9
DEFERRED INCOME TAXES	490.8	474.1
OTHER LIABILITIES	317.8	240.6
STOCKHOLDERS' EQUITY:
Class A Common Stock, $.01 par value- Authorized, 300,000,000 shares; Issued, 219,840,821 shares at May 31, 2007, and 219,090,309 shares at February 28, 2007	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,826,638 shares at May 31, 2007, and 28,831,138 shares at February 28, 2007	0.3	0.3
Additional paid-in capital	1,292.4	1,271.1
Retained earnings	1,949.1	1,919.3
Accumulated other comprehensive income	508.2	349.1
	3,752.2	3,542.0
Less-Treasury stock-
Class A Common Stock, 28,324,992 shares at May 31, 2007, and 8,046,370 shares at February 28, 2007, at cost	(621.7)	(122.3)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2007, and February 28, 2007, at cost	(2.2)	(2.2)
	(623.9)	(124.5)
Total stockholders' equity	3,128.3	3,417.5
Total liabilities and stockholders' equity	$9,826.2	$9,438.2

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2007	2006

SALES	$1,175.4	$1,430.2
Less - Excise taxes	(274.2)	(274.3)
Net sales	901.2	1,155.9
COST OF PRODUCT SOLD	(633.0)	(837.3)
Gross profit	268.2	318.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(197.6)	(172.6)
ACQUISITION-RELATED INTEGRATION COSTS	(2.0)	(0.7)
RESTRUCTURING AND RELATED CHARGES	(0.4)	(2.3)
Operating income	68.2	143.0
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	75.8	0.1
INTEREST EXPENSE, net	(79.7)	(48.7)
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENT	-	52.5
Income before income taxes	64.3	146.9
PROVISION FOR INCOME TAXES	(34.5)	(61.4)
NET INCOME	29.8	85.5
Dividends on preferred stock	-	(2.5)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$29.8	$83.0

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.13	$0.38
Basic - Class B Common Stock	$0.12	$0.34

Diluted - Class A Common Stock	$0.13	$0.36
Diluted - Class B Common Stock	$0.12	$0.33

Weighted average common shares outstanding:
Basic - Class A Common Stock	205.636	199.571
Basic - Class B Common Stock	23.824	23.853

Diluted - Class A Common Stock	233.439	240.100
Diluted - Class B Common Stock	23.824	23.853

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)
	For the Three Months Ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29.8	$85.5

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	36.1	26.7
Stock-based compensation expense	9.4	3.6
Loss on disposal of business	6.3	17.3
Deferred tax provision	3.6	15.6
Amortization of intangible and other assets	2.6	2.0
Loss on disposal or impairment of long-lived assets, net	0.8	0.3
Equity in earnings of equity method investees, net of distributed earnings	(46.6)	(0.1)
Gain on change in fair value of derivative instrument	-	(52.5)
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(38.9)	(66.4)
Inventories	(28.0)	(31.3)
Prepaid expenses and other current assets	(4.7)	(10.9)
Accounts payable	(23.1)	45.4
Accrued excise taxes	1.9	(9.7)
Other accrued expenses and liabilities	(17.6)	(12.2)
Other, net	(17.7)	(7.7)
Total adjustments	(115.9)	(79.9)
Net cash (used in) provided by operating activities	(86.1)	5.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(385.5)	-
Purchases of property, plant and equipment	(17.7)	(45.1)
Payment of accrued earn-out amount	(2.9)	(1.1)
Proceeds from formation of joint venture	185.6	-
Proceeds from sales of businesses	3.0	28.0
Proceeds from sales of assets	1.8	0.7
Other investing activities	-	(2.1)
Net cash used in investing activities	(215.7)	(19.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	716.1	-
Net proceeds from notes payable	89.9	83.9
Exercise of employee stock options	7.0	8.6
Excess tax benefits from share-based payment awards	5.0	2.8
Purchases of treasury stock	(500.0)	-
Principal payments of long-term debt	(9.0)	(52.6)
Payment of financing costs of long-term debt	(5.3)	-
Payment of preferred stock dividends	-	(2.5)
Net cash provided by financing activities	303.7	40.2

Effect of exchange rate changes on cash and cash investments	(1.9)	0.4

NET INCREASE IN CASH AND CASH INVESTMENTS	-	26.6
CASH AND CASH INVESTMENTS, beginning of period	33.5	10.9
CASH AND CASH INVESTMENTS, end of period	$33.5	$37.5

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$427.2	$-
Liabilities assumed	(39.9)	-
Net assets acquired	387.3	-
Less - cash acquired	(1.6)	-
Less - direct acquisition costs accrued	(0.2)	-
Net cash paid for purchases of businesses	$385.5	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007

1)	MANAGEMENT’S REPRESENTATIONS:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007. Results of operations for interim periods are not necessarily indicative of annual results.

2)    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 9).

3)    ACQUISITIONS:

Acquisition of Svedka -
On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”). Svedka is a premium Swedish vodka. The acquisition of Svedka supports the Company’s strategy of expanding the Company’s premium spirits business. The acquisition provides a foundation from which the Company looks to leverage its existing and future premium spirits portfolio for growth. In addition, Svedka complements the Company’s existing portfolio of super-premium and value vodka brands by adding a premium vodka brand.

Total consideration paid in cash for the Svedka Acquisition was $385.4 million. In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The purchase price was financed with revolver borrowings under the Company’s 2006 Credit Agreement (as defined in Note 8). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Svedka business, including the factors described above.

The results of operations of the Svedka business are reported in the Constellation Spirits segment and have been included in the consolidated results of operations of the Company from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Svedka Acquisition at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets and liabilities. Accordingly, the allocation of the purchase price is preliminary and subject to change. Estimated fair values at March 19, 2007, are as follows:

(in millions)
Current assets	$20.1
Property, plant and equipment	0.1
Goodwill	349.3
Trademark	36.4
Other assets	20.7
Total assets acquired	426.6

Current liabilities	23.8
Long-term liabilities	16.1
Total liabilities assumed	39.9

Net assets acquired	$386.7

The trademark is not subject to amortization. Approximately $85 million of the goodwill is expected to be deductible for tax purposes.

Acquisition of Vincor -
On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor is Canada’s largest producer and marketer of wine. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa. Well-known premium brands acquired in the acquisition of Vincor include Inniskillin, Jackson-Triggs, Sawmill Creek, Sumac Ridge, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

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

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company incurred direct acquisition costs of $11.4 million. At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $320.2 million. The purchase price was financed with borrowings under the Company’s June 2006 Credit Agreement (as defined in Note 8). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Vincor business, including the factors described above, as well as an estimated benefit from operating cost synergies.

In connection with the acquisition of Vincor, the Company entered into a foreign currency forward contract to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness in April 2006. During the three months ended May 31, 2006, the Company recorded a gain of $52.5 million in connection with this derivative instrument. Under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

The results of operations of the Vincor business are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income since the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition of Vincor at the date of acquisition:

(in millions)
Current assets	$390.5
Property, plant and equipment	241.4
Goodwill	876.8
Trademarks	224.3
Other assets	49.5
Total assets acquired	1,782.5

Current liabilities	418.3
Long-term liabilities	237.0
Total liabilities assumed	655.3

Net assets acquired	$1,127.2

The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.

The following table sets forth the unaudited historical results of operations and the unaudited pro forma results of operations of the Company for the three months ended May 31, 2007, and May 31, 2006, respectively. Unaudited pro forma results of operation of the Company for the three months ended May 31, 2007, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2006, as they are not significant. The unaudited pro forma results of operations for the three months ended May 31, 2006, give effect to the Svedka Acquisition and the acquisition of Vincor as if they occurred on March 1, 2006. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the three months ended May 31, 2006, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Three Months Ended May 31,
	2007	2006
(in millions, except per share data)
Net sales	$901.2	$1,282.5
Income before income taxes	$64.3	$97.1
Net income	$29.8	$52.4
Income available to common stockholders	$29.8	$49.9

Earnings per common share - basic:
Class A Common Stock	$0.13	$0.23
Class B Common Stock	$0.12	$0.21
Earnings per common share - diluted:
Class A Common Stock	$0.13	$0.22
Class B Common Stock	$0.12	$0.20

Weighted average common shares outstanding - basic:
Class A Common Stock	205.636	199.571
Class B Common Stock	23.824	23.853
Weighted average common shares outstanding - diluted:
Class A Common Stock	233.439	240.100
Class B Common Stock	23.824	23.853

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2007	February 28, 2007
(in millions)
Raw materials and supplies	$108.1	$106.5
In-process inventories	1,294.5	1,264.4
Finished case goods	552.7	577.2
	$1,955.3	$1,948.1

5)	GOODWILL:

The changes in the carrying amount of goodwill for the three months ended May 31, 2007, are as follows:

	Constellation Wines	Constellation Spirits	Crown Imports	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2007	$2,939.5	$144.4	$13.0	$(13.0)	$3,083.9
Purchase accounting allocations	(8.0)	349.3	-	-	341.3
Foreign currency translation adjustments	64.4	1.4	-	-	65.8
Purchase price earn-out	1.3	-	-	-	1.3
Disposal of business	(143.4)	-	-	-	(143.4)
Balance, May 31, 2007	$2,853.8	$495.1	$13.0	$(13.0)	$3,348.9

The Constellation Spirits segment’s purchase accounting allocations totaling $349.3 million consist of purchase accounting allocations primarily associated with the Svedka Acquisition. The Constellation Wines segment’s purchase accounting allocations totaling ($8.0) million consist primarily of a reduction of $17.0 million in connection with an adjustment to income taxes payable acquired in a prior acquisition, partially offset by final purchase accounting allocations associated with the acquisition of Vincor of $8.7 million. The Constellation Wines segment’s disposal of business of $143.4 million consists of the Company reduction of goodwill in connection with the Company’s contribution of its U.K. wholesale business associated with the formation of a joint venture with Punch Taverns plc (“Punch”) (see Note 7).

6)    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2007		February 28, 2007
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$55.2	$52.7	$32.9	$31.3
Distribution agreements	19.9	6.7	19.9	6.9
Other	3.4	2.0	2.4	1.1
Total	$78.5	61.4	$55.2	39.3

Nonamortizable intangible assets:
Trademarks		1,153.3		1,091.9
Agency relationships		4.2		4.2
Total		1,157.5		1,096.1
Total intangible assets		$1,218.9		$1,135.4

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.1 million and $0.6 million for the three months ended May 31, 2007, and May 31, 2006, respectively. Estimated amortization expense for the remaining nine months of fiscal 2008 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2008	$3.5
2009	$4.6
2010	$4.6
2011	$4.5
2012	$3.9
2013	$3.7
Thereafter	$36.6

7)	OTHER ASSETS:

Investment in Matthew Clark -
On April 17, 2007, the Company and Punch commenced operations of a joint venture for the U.K. wholesale business (“Matthew Clark”). The U.K. wholesale business was formerly owned entirely by the Company. Under the terms of the arrangement, the Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. The Company received $185.6 million of cash proceeds from the formation of the joint venture.

Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment. As of May 31, 2007, the Company's investment in Matthew Clark was $70.3 million.

Investment in Crown Imports -
On January 2, 2007, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch, Inc., completed the formation of Crown Imports LLC (“Crown Imports”), a joint venture in which Barton and Diblo each have, directly or indirectly, equal interests. Crown Imports has the exclusive right to import, market and sell Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the 50 states of the U.S., the District of Columbia and Guam. In addition, the owners of the Tsingtao and St. Pauli Girl brands have transferred exclusive importing, marketing and selling rights with respect to those brands in the U.S. to the joint venture. The importer agreement that previously gave Barton the exclusive right to import, market and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions consummated by the newly formed joint venture.

Upon commencement of operations of the joint venture, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment. As of May 31, 2007, the Company’s investment in Crown Imports was $208.8 million. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party.

Summary financial information for Crown Imports for the three months ended May 31, 2007, is presented below. The amounts shown represent 100% of Crown Imports consolidated operating results.

For the Three Months Ended May 31, 2007
(in millions)
Net sales	$658.1
Gross profit	$204.7
Net income	$146.4

8)	BORROWINGS:

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

As of May 31, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining nine months of fiscal 2008 and for each of the five succeeding fiscal years are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$90.0	$7.6	$97.6
2009	210.0	15.2	225.2
2010	270.0	15.2	285.2
2011	300.0	15.2	315.2
2012	150.0	15.2	165.2
2013	-	1,431.6	1,431.6
	$1,020.0	$1,500.0	$2,520.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of May 31, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

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

As of May 31, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.6%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $45.5 million bearing an interest rate of 6.5%, outstanding letters of credit of $34.3 million, and $820.2 million in revolving loans available to be drawn.

As of May 31, 2007, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the three months ended May 31, 2007, and May 31, 2006, the Company reclassified $1.8 million, net of tax effect of $1.2 million, and $0.8 million, net of tax effect of $0.5 million, respectively, from AOCI (as defined in Note 14) to the interest expense, net line in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior notes -
On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”). The net proceeds of the offering ($694.5 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. Interest on the May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. The May 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest to the redemption date, plus a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points. The May 2007 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. Certain of the Company’s significant U.S. operating subsidiaries guarantee the May 2007 Senior Notes, on an unsecured senior basis. As of May 31, 2007, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

Subsidiary credit facilities -
The Company has additional credit arrangements totaling $381.6 million as of May 31, 2007. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2007, amounts outstanding under these arrangements were $271.3 million.

9)	INCOME TAXES:

As noted in Note 2, effective March 1, 2007, the Company adopted FIN No. 48. The Company did not record any cumulative effect adjustment to retained earnings as a result of the adoption of FIN No. 48. Upon adoption, the liability for income taxes associated with uncertain tax positions was $108.1 million. Unrecognized tax benefits of $62.8 million would affect the Company’s effective tax rate if recognized. The Company reclassified $83.9 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current liabilities are recorded in the other liabilities line in the Company's Consolidated Balance Sheet. Due to ongoing tax examinations, it is expected that the amount of unrecognized tax benefit will change in the next twelve months; however, the Company does not expect the change to have a material impact on its results of operations or financial position.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. As of the date of adoption, $8.5 million, net of tax benefit, was included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The federal income tax returns for the years ended February 28, 2005, and February 29, 2004, are under examination by the Internal Revenue Service. Various state and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

The Company’s effective tax rate for the three months ended May 31, 2007, and May 31, 2006, was 53.7% and 41.8%, respectively. The increase in the Company’s effective tax rate for the three months ended May 31, 2007, is primarily due to the recognition of a nondeductible pretax loss of $6.1 million in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and an additional U.S. tax provision of $7.2 million related to the future repatriation of unremitted earnings. In addition, the provision for income taxes for the three months ended May 31, 2007, included a net $1.4 million benefit consisting of a $4.0 million reduction in deferred income taxes as a result of a prior year legislative change in a certain foreign jurisdiction, partially offset by a $2.6 million provision related to interest on certain prior years’ uncertain tax positions.

10)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Three Months Ended May 31,
	2007	2006
(in millions)
Service cost	$1.4	$0.6
Interest cost	6.2	4.8
Expected return on plan assets	(7.6)	(5.4)
Amortization of prior service cost	0.1	-
Recognized net actuarial loss	2.2	0.5
Net periodic benefit cost	$2.3	$0.5

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Three Months Ended May 31,
	2007	2006
(in millions)
Service cost	$0.1	$-
Interest cost	0.1	0.1
Amortization of prior service cost	-	-
Recognized net actuarial loss	-	-
Net periodic benefit cost	$0.2	$0.1

Contributions of $2.9 million have been made by the Company to fund its defined benefit pension plans for the three months ended May 31, 2007. The Company presently anticipates contributing an additional $8.5 million to fund its defined benefit pension plans during the year ending February 29, 2008, resulting in total employer contributions of $11.4 million for the year ending February 29, 2008.

11)	STOCKHOLDERS’ EQUITY:

In February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock. During the three months ended May 31, 2007, the Company repurchased 20,399,262 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $24.51 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for these shares. The repurchased shares have become treasury shares.  As of May 31, 2007, the Company has no obligation to make any additional payments or return any shares already received in connection with the ASR transaction. The Company may be entitled to receive additional shares pursuant to the ASR transaction at the end of a calculation period based on the application of a formula. The calculation period is scheduled to end in October 2007 but may be terminated earlier at the option of the counterparty to the ASR transaction.

12)	EARNINGS PER COMMON SHARE:

Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share for Class A Common Stock reflects the potential dilution that could result if securities to issue common stock were exercised or converted into common stock. Diluted earnings per common share for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock using the more dilutive if-converted method. Diluted earnings per common share for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Three Months Ended May 31,
	2007	2006
(in millions, except per share data)
Net income	$29.8	$85.5
Dividends on preferred stock	-	(2.5)
Income available to common stockholders	$29.8	$83.0

Weighted average common shares outstanding - basic:
Class A Common Stock	205.636	199.571
Class B Common Stock	23.824	23.853
Total weighted average common shares outstanding - basic	229.460	223.424
Stock options	3.979	6.693
Preferred stock	-	9.983
Weighted average common shares outstanding - diluted	233.439	240.100

Earnings per common share - basic:
Class A Common Stock	$0.13	$0.38
Class B Common Stock	$0.12	$0.34
Earnings per common share - diluted:
Class A Common Stock	$0.13	$0.36
Class B Common Stock	$0.12	$0.33

Stock options to purchase 10.1 million and 8.7 million shares of Class A Common Stock at a weighted average price per share of $25.91 and $26.46 were outstanding during the three months ended May 31, 2007, and May 31, 2006, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.

13)	STOCK-BASED COMPENSATION:

The Company recorded $9.4 million and $3.6 million of stock-based compensation cost in its Consolidated Statements of Income for the three months ended May 31, 2007, and May 31, 2006, respectively. Of the $9.4 million, $4.2 million is related to the granting of 8.4 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors, and $1.0 million is related to the accelerated vesting of 0.1 million nonqualified stock options granted during the year ended February 28, 2007, to employees of the Company’s then existing 100% owned U.K. wholesale business. These options were accelerated prior to the Company’s formation of the joint venture with Punch in April 2007. The remainder is related primarily to the amortization of employee and nonemployee directors stock options granted during the year ended February 28, 2007.

14)	COMPREHENSIVE INCOME:

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	For the Three Months Ended May 31,
	2007	2006
(in millions)
Net income	$29.8	$85.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $1.2 and ($7.6), respectively	156.6	61.4
Cash flow hedges:
Net derivative gains (losses), net of tax (expense) benefit of ($0.3) and $1.1, respectively	5.2	(5.6)
Reclassification adjustments, net of tax benefit of $0.6 and $1.5, respectively	(1.3)	(3.2)
Net cash flow hedges	3.9	(8.8)
Pension/postretirement adjustments, net of tax benefit of $0.6 and $2.7, respectively	(1.4)	(6.3)
Total comprehensive income	$188.9	$131.8

Accumulated other comprehensive income (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivatives	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2007	$446.8	$13.3	$(111.0)	$349.1
Current period change	156.6	3.9	(1.4)	159.1
Balance, May 31, 2007	$603.4	$17.2	$(112.4)	$508.2

15)   ACQUISITION-RELATED INTEGRATION COSTS:

For the three months ended May 31, 2007, the Company recorded $2.0 million of acquisition-related integration costs associated primarily with the Vincor Plan (as defined in Note 16). The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other one-time costs such as external services and consulting fees. For the three months ended May 31, 2007, acquisition-related integration costs included $0.4 million of employee-related costs and $1.6 million of facilities and other one-time costs. For the three months ended May 31, 2006, the Company recorded $0.7 million of acquisition-related integration costs associated with the Robert Mondavi Plan (as defined in Note 16).

16)	RESTRUCTURING AND RELATED CHARGES:

The Company has several restructuring plans within its Constellation Wines segment as follows:

Robert Mondavi Plan -
The Company’s plan announced in January 2005 to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”). The objective of the Robert Mondavi Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of The Robert Mondavi Corporation (“Robert Mondavi”). The Robert Mondavi Plan includes the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts. Although restructuring and related charges in connection with the Robert Mondavi Plan have been completed as of February 28, 2007, a balance remains for amounts not yet paid as of May 31, 2007.  The remaining liability is expected to be paid through the year ending February 29, 2012.

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

Fiscal 2007 Wine Plan -
The Company’s plans announced in August 2006 to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also includes costs for employee terminations. The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. The Company expects the Australian portion of the plan to be complete by February 29, 2008, and the U.K. portion of the plan to be complete by February 28, 2010.

For the three months ended May 31, 2007, and May 31, 2006, the Company recorded $0.4 million and $2.3 million, respectively, of restructuring and related charges associated primarily with the Fiscal 2006 Plan.

Restructuring and related charges consisting of employee termination benefit costs, contract termination costs, and other associated costs are accounted for under either Statement of Financial Accounting Standards No. 112 (“SFAS No. 112”), “Employers' Accounting for Postemployment Benefits - an Amendment of FASB Statements No. 5 and 4,” or Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit a Disposal Activities,” as appropriate. Employee termination benefit costs are accounted for under SFAS No. 112, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs such as costs to provide continuing health insurance, and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs are accounted for under SFAS No. 146. Per SFAS No. 146, contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Per SFAS No. 146, other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.

Details of each plan are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Robert Mondavi Plan	Total
(in millions)
Restructuring liability, February 28, 2007	$2.8	$21.2	$3.5	$5.4	$32.9

Vincor acquisition	-	(1.4)	-	-	(1.4)

Restructuring charges:
Employee termination benefit costs	-	(0.1)	0.1	-	-
Contract termination costs	-	-	0.2	-	0.2
Facility consolidation/relocation costs	-	0.1	0.1	-	0.2
Restructuring charges, May 31, 2007	-	-	0.4	-	0.4

Cash expenditures	(0.3)	(2.8)	(1.1)	(0.4)	(4.6)

Foreign currency translation adjustments	0.1	0.3	-	-	0.4
Restructuring liability, May 31, 2007	$2.6	$17.3	$2.8	$5.0	$27.7

In addition, the following table presents other related costs incurred in connection with the Fiscal 2007 Wine Plan, Vincor Plan and the Fiscal 2006 Plan:

	For the Three Months Ended May 31, 2007
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Total
Accelerated depreciation/inventory write-down (cost of product sold)	$1.1	$0.1	$1.0	$2.2
Asset write-down/other costs (selling, general and administrative expenses)	$0.3	$-	$0.2	$0.5

A summary of restructuring charges and other related costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$2.0	$1.5	$26.5
Contract termination costs	24.0	1.0	1.0
Facility consolidation/relocation costs	-	0.3	0.9
Total restructuring charges	26.0	2.8	28.4

Other related costs:
Accelerated depreciation/inventory write-down	4.4	0.4	18.0
Asset write-down/other costs	13.2	-	3.7
Total other related costs	17.6	0.4	21.7
Total costs incurred to date	$43.6	$3.2	$50.1

Total expected costs
Restructuring charges:
Employee termination benefit costs	$2.0	$1.5	$27.2
Contract termination costs	24.8	1.1	8.7
Facility consolidation/relocation costs	0.2	0.3	1.6
Total restructuring charges	27.0	2.9	37.5

Other related costs:
Accelerated depreciation/inventory write-down	12.8	0.6	19.5
Asset write-down/other costs	24.0	-	3.7
Total other related costs	36.8	0.6	23.2
Total expected costs	$63.8	$3.5	$60.7

In connection with the Company’s acquisition of Vincor and Robert Mondavi, the Company accrued $38.4 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of May 31, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $16.0 million and $4.9 million, respectively. As of February 28, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $19.3 million and $5.4 million, respectively.

17)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2007, and February 28, 2007, the condensed consolidating statements of income for the three months ended May 31, 2007, and May 31, 2006, and the condensed consolidating statements of cash flows for the three months ended May 31, 2007, and May 31, 2006, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2007
Current assets:
Cash and cash investments	$1.0	$2.8	$29.7	$-	$33.5
Accounts receivable, net	232.9	80.3	450.7	-	763.9
Inventories	41.2	1,029.7	889.6	(5.2)	1,955.3
Prepaid expenses and other	8.2	143.0	47.1	(41.7)	156.6
Intercompany receivable (payable)	1,035.0	(971.2)	(63.8)	-	-
Total current assets	1,318.3	284.6	1,353.3	(46.9)	2,909.3
Property, plant and equipment, net	45.3	811.0	887.9	-	1,744.2
Investments in subsidiaries	6,640.4	88.2	153.0	(6,881.6)	-
Goodwill	-	1,843.9	1,505.0	-	3,348.9
Intangible assets, net	-	623.7	595.2	-	1,218.9
Other assets, net	77.1	309.7	258.3	(40.2)	604.9
Total assets	$8,081.1	$3,961.1	$4,752.7	$(6,968.7)	$9,826.2

Current liabilities:
Notes payable to banks	$45.5	$-	$196.8	$-	$242.3
Current maturities of long-term debt	348.5	10.6	3.7	-	362.8
Accounts payable	6.9	79.6	184.1	-	270.6
Accrued excise taxes	8.6	20.0	36.3	-	64.9
Other accrued expenses and liabilities	128.1	148.4	333.4	(43.0)	566.9
Total current liabilities	537.6	258.6	754.3	(43.0)	1,507.5
Long-term debt, less current maturities	4,327.2	25.9	28.7	-	4,381.8
Deferred income taxes	-	427.0	104.0	(40.2)	490.8
Other liabilities	88.0	68.7	161.1	-	317.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	162.0	1,430.9	(1,592.9)	-
Class A and Class B common stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,292.4	1,280.9	1,223.9	(2,504.8)	1,292.4
Retained earnings	1,949.1	1,617.9	283.2	(1,901.1)	1,949.1
Accumulated other comprehensive income	508.2	19.4	582.3	(601.7)	508.2
Treasury stock	(623.9)	-	-	-	(623.9)
Total stockholders’ equity	3,128.3	3,180.9	3,704.6	(6,885.5)	3,128.3
Total liabilities and stockholders’ equity	$8,081.1	$3,961.1	$4,752.7	$(6,968.7)	$9,826.2

Condensed Consolidating Balance Sheet at February 28, 2007
Current assets:
Cash and cash investments	$2.4	$1.1	$30.0	$-	$33.5
Accounts receivable, net	342.7	57.5	480.8	-	881.0
Inventories	38.1	1,045.3	870.5	(5.8)	1,948.1
Prepaid expenses and other	2.0	105.3	62.1	(8.7)	160.7
Intercompany receivable (payable)	1,080.3	(775.1)	(305.2)	-	-
Total current assets	1,465.5	434.1	1,138.2	(14.5)	3,023.3
Property, plant and equipment, net	42.2	810.9	897.1	-	1,750.2
Investments in subsidiaries	6,119.9	115.6	-	(6,235.5)	-
Goodwill	-	1,509.1	1,574.8	-	3,083.9
Intangible assets, net	-	566.7	568.7	-	1,135.4
Other assets, net	32.2	245.4	167.8	-	445.4
Total assets	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

Current liabilities:
Notes payable to banks	$30.0	$-	$123.3	$-	$153.3
Current maturities of long-term debt	299.2	10.2	7.9	-	317.3
Accounts payable	7.1	112.8	256.2	-	376.1
Accrued excise taxes	10.9	31.4	31.4	-	73.7
Other accrued expenses and liabilities	242.4	105.2	333.5	(10.4)	670.7
Total current liabilities	589.6	259.6	752.3	(10.4)	1,591.1
Long-term debt, less current maturities	3,672.7	18.5	23.7	-	3,714.9
Deferred income taxes	(24.1)	405.0	93.2	-	474.1
Other liabilities	4.1	36.7	199.8	-	240.6
Stockholders’ equity:
Preferred stock	-	9.0	1,013.9	(1,022.9)	-
Class A and Class B common stock	2.5	100.7	190.3	(291.0)	2.5
Additional paid-in capital	1,271.1	1,280.9	1,296.9	(2,577.8)	1,271.1
Retained earnings	1,919.3	1,553.6	349.1	(1,902.7)	1,919.3
Accumulated other comprehensive income	349.1	17.8	427.4	(445.2)	349.1
Treasury stock	(124.5)	-	-	-	(124.5)
Total stockholders’ equity	3,417.5	2,962.0	3,277.6	(6,239.6)	3,417.5
Total liabilities and stockholders’ equity	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2007
Sales	$202.5	$492.8	$663.2	$(183.1)	$1,175.4
Less - excise taxes	(28.9)	(92.4)	(152.9)	-	(274.2)
Net sales	173.6	400.4	510.3	(183.1)	901.2
Cost of product sold	(136.3)	(274.5)	(389.1)	166.9	(633.0)
Gross profit	37.3	125.9	121.2	(16.2)	268.2
Selling, general and administrative expenses	(58.0)	(71.6)	(84.3)	16.3	(197.6)
Restructuring and related charges	-	(0.3)	(0.1)	-	(0.4)
Acquisition-related integration costs	(0.1)	(0.7)	(1.2)	-	(2.0)
Operating (loss) income	(20.8)	53.3	35.6	0.1	68.2
Equity in earnings of equity method investees and subsidiaries	106.5	72.8	2.5	(106.0)	75.8
Gain on change in fair value of derivative instrument	-	-	-	-	-
Interest (expense) income, net	(55.6)	(19.1)	(5.0)	-	(79.7)
Income before income taxes	30.1	107.0	33.1	(105.9)	64.3
(Provision for) benefit from income taxes	(0.3)	(41.8)	7.9	(0.3)	(34.5)
Net income	29.8	65.2	41.0	(106.2)	29.8
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$29.8	$65.2	$41.0	$(106.2)	$29.8

Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2006
Sales	$319.7	$764.6	$569.7	$(223.8)	$1,430.2
Less - excise taxes	(37.2)	(112.6)	(124.5)	-	(274.3)
Net sales	282.5	652.0	445.2	(223.8)	1,155.9
Cost of product sold	(219.0)	(475.9)	(367.2)	224.8	(837.3)
Gross profit	63.5	176.1	78.0	1.0	318.6
Selling, general and administrative expenses	(46.2)	(58.9)	(67.5)	-	(172.6)
Restructuring and related charges	-	(2.3)	-	-	(2.3)
Acquisition-related integration costs	-	(0.7)	-	-	(0.7)
Operating income	17.3	114.2	10.5	1.0	143.0
Equity in earnings of equity method investees and subsidiaries	82.7	1.4	0.6	(84.6)	0.1
Gain on change in fair value of derivative instrument	-	52.5	-	-	52.5
Interest expense, net	(21.5)	(25.0)	(2.2)	-	(48.7)
Income before income taxes	78.5	143.1	8.9	(83.6)	146.9
Benefit from (provision for) income taxes	7.0	(67.6)	(1.0)	0.2	(61.4)
Net income	85.5	75.5	7.9	(83.4)	85.5
Dividends on preferred stock	(2.5)	-	-	-	(2.5)
Income available to common stockholders	$83.0	$75.5	$7.9	$(83.4)	$83.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2007
Net cash (used in) provided by operating activities	$(24.8)	$23.3	$(84.6)	$-	$(86.1)

Cash flows from investing activities:
Purchase of business, net of cash acquired	(1.2)	(383.8)	(0.5)		(385.5)
Purchases of property, plant and equipment	(0.7)	(3.7)	(13.3)	-	(17.7)
Payment of accrued earn-out amount	-	(2.9)	-	-	(2.9)
Proceeds from formation of joint venture	-	-	185.6		185.6
Proceeds from sales of businesses	(4.0)	7.8	(0.8)	-	3.0
Proceeds from sales of assets	-	0.8	1.0	-	1.8
Other investing activities	-	-	-	-	-
Net cash (used in) provided by investing activities	(5.9)	(381.8)	172.0	-	(215.7)

Cash flows from financing activities:
Intercompany financings, net	(192.4)	363.5	(171.1)	-	-
Proceeds from issuance of long-term debt	700.0	-	16.1	-	716.1
Net proceeds from notes payable	15.5	-	74.4	-	89.9
Exercise of employee stock options	7.0	-	-	-	7.0
Excess tax benefits from share-based payment awards	5.0	-	-	-	5.0
Purchases of treasury stock	(500.0)	-	-	-	(500.0)
Principal payments of long-term debt	(0.5)	(3.3)	(5.2)	-	(9.0)
Payment of financing costs of long-term debt	(5.3)	-	-	-	(5.3)
Payment of preferred stock dividends	-	-	-	-	-
Net cash provided by (used in) financing activities	29.3	360.2	(85.8)	-	303.7

Effect of exchange rate changes on cash and cash investments	-	-	(1.9)	-	(1.9)

Net (decrease) increase in cash and cash investments	(1.4)	1.7	(0.3)	-	-
Cash and cash investments, beginning of period	2.4	1.1	30.0	-	33.5
Cash and cash investments, end of period	$1.0	$2.8	$29.7	$-	$33.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2006
Net cash (used in) provided by operating activities	$(20.8)	$74.1	$(47.7)	$-	$5.6

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	-	-	-	-
Purchases of property, plant and equipment	(0.5)	(13.1)	(31.5)	-	(45.1)
Payment of accrued earn-out amount	-	(1.1)	-	-	(1.1)
Proceeds from formation of joint venture	-	-	-	-	-
Proceeds from sales of businesses	-	-	28.0	-	28.0
Proceeds from sales of assets	-	-	0.7	-	0.7
Other investing activities	-	(2.1)	-	-	(2.1)
Net cash used in investing activities	(0.5)	(16.3)	(2.8)	-	(19.6)

Cash flows from financing activities:
Intercompany financings, net	55.1	(55.6)	0.5	-	-
Proceeds from issuance of long-term debt	-	-	-	-	-
Net proceeds from notes payable	7.5	-	76.4	-	83.9
Exercise of employee stock options	8.6	-	-	-	8.6
Excess tax benefits from share-based payment awards	2.8	-	-	-	2.8
Purchases of treasury stock	-	-	-	-	-
Principal payments of long-term debt	(50.0)	(1.4)	(1.2)	-	(52.6)
Payment of financing costs of long-term debt	-	-	-	-	-
Payment of preferred stock dividends	(2.5)	-	-	-	(2.5)
Net cash provided by (used in) financing activities	21.5	(57.0)	75.7	-	40.2

Effect of exchange rate changes on cash and cash investments	-	-	0.4	-	0.4

Net increase in cash and cash investments	0.2	0.8	25.6	-	26.6
Cash and cash investments, beginning of period	0.9	1.2	8.8	-	10.9
Cash and cash investments, end of period	$1.1	$2.0	$34.4	$-	$37.5

18)	BUSINESS SEGMENT INFORMATION:

As a result of the Company’s investment in Crown Imports, the Company has changed its internal management financial reporting to consist of three business divisions, Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in the joint venture, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, the Company reports its operating results in five segments: Constellation Wines (branded wine, and wholesale and other), Constellation Spirits (distilled spirits), Constellation Beers (imported beer), Corporate Operations and Other and Crown Imports (imported beer). Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments.

The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for the three months ended May 31, 2006, has been restated to conform to the new segment presentation.

In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and unusual items that affect comparability from its definition of operating income for segment purposes as these items are not reflective of normal continuing operations of the segments. The Company excludes these items as segment operating performance and segment management compensation is evaluated based upon a normalized segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

For the three months ended May 31, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the loss on the contribution of the U.K. wholesale business of $6.1 million, the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $2.9 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $2.1 million, acquisition-related integration costs of $2.0 million, and other related costs, restructuring and related charges and inventory write-offs associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan and the Vincor Plan of $0.5 million, $0.4 million and $0.1 million, respectively. For the three months ended May 31, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the loss on sale of the Company’s branded bottled water business of $14.1 million; restructuring and related charges and other costs associated primarily with the Fiscal 2006 Plan of $2.3 million and $1.5 million, respectively; the flow through of adverse grape cost (as described below) associated with the acquisition of Robert Mondavi of $1.5 million; accelerated depreciation costs in connection with the Fiscal 2006 Plan of $1.1 million; and acquisition-related integration costs and the flow through of inventory step-up associated primarily with the acquisition of Robert Mondavi of $0.7 million and $0.6 million, respectively. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and include the recently adopted accounting pronouncements described in Note 2 herein. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

Segment information is as follows:

	For the Three Months Ended May 31,
	2007	2006
(in millions)
Constellation Wines:
Net sales:
Branded wine	$619.9	$517.2
Wholesale and other	184.4	247.3
Net sales	$804.3	$764.5
Segment operating income	$86.2	$96.2
Equity in earnings of equity method investees	$2.4	$0.1
Long-lived tangible assets	$1,603.6	$1,334.7
Investment in equity method investees	$237.1	$152.5
Total assets	$8,420.9	$6,693.3
Capital expenditures	$14.9	$43.5
Depreciation and amortization	$33.2	$24.1

Constellation Spirits:
Net sales	$96.9	$83.3
Segment operating income	$15.8	$17.7
Long-lived tangible assets	$101.1	$94.6
Total assets	$1,100.4	$669.0
Capital expenditures	$2.5	$1.4
Depreciation and amortization	$3.2	$2.4

Constellation Beers:
Net sales	$-	$308.1
Segment operating income	$-	$65.1
Long-lived tangible assets	$-	$1.0
Total assets	$-	$234.1
Capital expenditures	$-	$-
Depreciation and amortization	$-	$0.4

Corporate Operations and Other:
Net sales	$-	$-
Segment operating loss	$(19.7)	$(14.2)
Long-lived tangible assets	$39.5	$12.4
Total assets	$96.1	$75.1
Capital expenditures	$0.3	$0.2
Depreciation and amortization	$2.3	$1.8

	For the Three Months Ended May 31,
	2007	2006

Crown Imports:
Net sales	$658.1	$-
Segment operating income	$146.3	$-
Long-lived tangible assets	$2.2	$-
Total assets	$477.1	$-
Capital expenditures	$1.1	$-
Depreciation and amortization	$0.1	$-

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(14.1)	$(21.8)

Consolidation and Eliminations:
Net sales	$(658.1)	$-
Operating income	$(146.3)	$-
Equity in earnings of Crown Imports	$73.4	$-
Long-lived tangible assets	$(2.2)	$-
Investment in equity method investees	$208.8	$-
Total assets	$(268.3)	$-
Capital expenditures	$(1.1)	$-
Depreciation and amortization	$(0.1)	$-

Consolidated:
Net sales	$901.2	$1,155.9
Operating income	$68.2	$143.0
Equity in earnings of equity method investees	$75.8	$0.1
Long-lived tangible assets	$1,744.2	$1,442.7
Investment in equity method investees	$445.9	$152.5
Total assets	$9,826.2	$7,671.5
Capital expenditures	$17.7	$45.1
Depreciation and amortization	$38.7	$28.7

19)   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, spirits and imported beer categories. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in Crown Imports (as defined in “Equity Method Investments in Fiscal 2008 and Fiscal 2007” below). The Company has the largest wine business in the world and is the largest multi-category (wine, spirits and imported beer) supplier of beverage alcohol in the U.S.; a leading producer and exporter of wine from Australia and New Zealand; the largest producer and marketer of wine in Canada; and both a major supplier of beverage alcohol and, through its investment in Matthew Clark (see “Equity Method Investments in Fiscal 2008 and Fiscal 2007” below), a major independent drinks wholesaler in the United Kingdom (“U.K.”).

Through January 1, 2007, the Company reported its operating results in three segments: Constellation Wines (branded wines, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other. As a result of the Company’s investment in Crown Imports, the Company has changed its internal management financial reporting to consist of three business divisions, Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in Crown Imports, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, as of May 31, 2007, the Company reports its operating results in five segments: Constellation Wines (branded wine, and wholesale and other), Constellation Beers (imported beer), Constellation Spirits (distilled spirits), Corporate Operations and Other and Crown Imports (imported beer). Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for First Quarter 2007 (as defined below) has been restated to conform to the new segment presentation.

In addition, the Company excludes acquisition-related integration costs, restructuring and related charges and unusual items that affect comparability from its definition of operating income for segment purposes as these items are not reflective of normal continuing operations of the segments. The Company excludes these items as segment operating performance and segment management compensation is evaluated based upon a normalized segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

The Company’s business strategy is to remain focused across the beverage alcohol industry by offering a broad range of products in each of the Company’s three major categories: wine, spirits and, through Crown Imports, imported beer. The Company intends to keep its portfolio positioned for superior top-line growth while maximizing the profitability of its brands. In addition, the Company seeks to increase its relative importance to key customers in major markets by increasing its share of their overall purchasing, which is increasingly important in a consolidating industry. The Company’s strategy of breadth across categories and geographies is designed to deliver long-term profitable growth. This strategy allows the Company more investment choices, provides flexibility to address changing market conditions and creates stronger routes-to-market.

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s five core markets (U.S., Canada, U.K., Australia and New Zealand) within the Company’s three geographic regions (North America, Europe and Australia/New Zealand). Within North America, the Company offers a wide range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. and is the largest producer and marketer of branded wines in Canada. In Europe, the Company leverages its position as the largest wine supplier in the U.K. In addition, the Company leverages its investment in Matthew Clark as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products primarily to the on-premise business. Within Australia/New Zealand, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest producers and marketers of wine in Australia and New Zealand.

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

These markets have become increasingly competitive making it difficult for the Company to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. A surplus of Australian wine has made very low cost bulk wine available to retailers which has allowed certain of these large retailers to quickly create and build private label brands in the Australian wine category. While the Company experienced a slight volume growth in its U.K. base branded wine business in First Quarter 2008, with growth in the U.K. wine market moderating and significant growth in private label brands, the Company has experienced declines in both volume and pricing in recent prior quarters. In Australia, the domestic market remains competitive due to the surplus of Australian bulk wine, resulting in pricing pressures on the Company’s products, in particular on the box wine category. These conditions are expected to persist in the near term. These factors have resulted in decreased gross profit and operating income for First Quarter 2008 associated with the Company’s Australian portfolio sold in the U.K. and Australia.

Two years of record Australian grape harvests in calendar 2004 and 2005 have contributed to the surplus of Australian bulk wine. The calendar 2006 Australian grape harvest was slightly lower than the prior year’s harvest. However, this has not had a significant impact on the current surplus. The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. The effects of the ongoing drought conditions are also expected by many industry projections to impact the size of the calendar 2008 Australian grape harvest. Significant reductions in the calendar 2007 and 2008 Australian grape harvests could have a substantial impact on the current surplus and may result in higher pricing for Australian bulk wine. In the U.S., the smaller than average calendar 2006 California grape harvest which followed a larger than average calendar 2005 California grape harvest should result in overall supply remaining generally in balance with demand.

For the three months ended May 31, 2007 (“First Quarter 2008”), the Company’s net sales decreased 22% over the three months ended May 31, 2006 (“First Quarter 2007”), primarily due to (i) the formation of Crown Imports on January 2, 2007, and Matthew Clark on April 17, 2007, and the accounting for these investments under the equity method of accounting, and (ii) the Company’s Constellation Wines segment implementation of a program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008 (as discussed below), partially offset by net sales of products acquired in the acquisition of Vincor and Svedka Acquisition (see “Acquisitions in Fiscal 2008 and 2007” below) and a favorable foreign currency impact. Operating income decreased 52% over the comparable prior year period resulting primarily from (i) the decreased imported beer and U.K. wholesale sales discussed above, and (ii) the decreased Constellation Wines segment’s net sales discussed above without a corresponding decrease in promotional, advertising, selling and general and administrative spend within the Constellation Wines segment. Net income decreased 65% over the comparable prior year period primarily due to the factors discussed above combined with increased interest expense and an increase in the provision for income taxes, partially offset by an increase in equity in earnings of equity method investees in connection primarily with Crown Imports.

The Company’s Constellation Wines segment implemented a program to reduce distributor wine inventory levels in the U.S. during the year ending February 29, 2008 (“Fiscal 2008”), in response to the consolidation of distributors over the past few years and supply chain technology improvements. As distributors are looking to operate with lower levels of inventory while maintaining appropriate service levels to retailers, the Company is working closely with its distributors on supply-chain efficiencies, thereby lowering costs for both the Company and its distributors, and ultimately making the Company’s brands more competitive in the marketplace. The Company began its reduction of distributor inventory levels First Quarter 2008 and expects to complete the program during the second quarter of fiscal 2008. This decision is expected to have a significant impact on the Company’s Fiscal 2008 financial performance, including a reduction of net sales estimated to be in the range of $160 million to $190 million and a reduction in diluted earnings per share estimated to be in the range of $0.15 to $0.20.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for First Quarter 2008 compared to First Quarter 2007 and (ii) financial liquidity and capital resources for First Quarter 2008. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for Fiscal 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (“Fiscal 2007”). References to base branded wine net sales and base branded wine gross profit exclude the impact of branded wine acquired in the acquisition of Vincor.

Acquisitions in Fiscal 2008 and Fiscal 2007

Acquisition of Svedka

On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”). Svedka is a premium Swedish vodka and is the fastest growing major imported premium vodka in the U.S. Svedka is the fifth largest imported vodka in the U.S. The acquisition of Svedka supports the Company’s strategy of expanding the Company’s premium spirits business. The acquisition provides a foundation from which the Company looks to leverage its existing and future premium spirits portfolio for growth. In addition, Svedka complements the Company’s existing portfolio of super-premium and value vodka brands by adding a premium vodka brand that has experienced rapid growth.

Total consideration paid in cash for the Svedka Acquisition was $385.4 million. In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million. The purchase price is subject to final closing adjustments which the Company does not expect to be material. The purchase price was financed with revolver borrowings under the Company’s 2006 Credit Agreement.

The results of operations of the Svedka business are reported in the Constellation Spirits segment and have been included in the consolidated results of operations of the Company from the date of acquisition. The Svedka Acquisition will have a significant impact on the Company’s interest expense associated with the additional revolver borrowings.

Acquisition of Vincor

On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company. Vincor is Canada’s largest producer and marketer of wine. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa. Well-known premium brands acquired in the acquisition of Vincor include Inniskillin, Jackson-Triggs, Sawmill Creek, Sumac Ridge, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

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

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million. In addition, the Company incurred direct acquisition costs of $11.4 million. At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $320.2 million, resulting in a total transaction value of $1,447.4 million. The purchase price was financed with borrowings under the Company’s June 2006 Credit Agreement (as defined below). The results of operations of the Vincor business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Equity Method Investments in Fiscal 2008 and Fiscal 2007

Investment in Matthew Clark

On April 17, 2007, the Company and Punch Taverns plc (“Punch”) commenced operations of a joint venture for the U.K. wholesale business (“Matthew Clark”). The U.K. wholesale business was formerly owned entirely by the Company. Under the terms of the arrangement, the Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. The joint venture will reinforce Matthew Clark’s position as the U.K.’s largest independent premier drinks wholesaler serving the on-trade drinks industry. The Company received $185.6 million of cash proceeds from the formation of the joint venture.

Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

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

Results of Operations

First Quarter 2008 Compared to First Quarter 2007

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for First Quarter 2008 and First Quarter 2007.

	First Quarter 2008 Compared to First Quarter 2007
	Net Sales
	2008	2007	% Increase / (Decrease)
Constellation Wines:
Branded wine	$619.9	$517.2	20%
Wholesale and other	184.4	247.3	(25)%
Constellation Wines net sales	804.3	764.5	5%
Constellation Spirits net sales	96.9	83.3	16%
Constellation Beers net sales	-	308.1	(100)%
Crown Imports net sales	658.1	-	N/A
Consolidations and eliminations	(658.1)	-	N/A
Consolidated Net Sales	$901.2	$1,155.9	(22)%

Net sales for First Quarter 2008 decreased to $901.2 million from $1,155.9 million for First Quarter 2007, a decrease of $254.7 million, or (22%). This decrease resulted primarily from a decrease in net sales of $308.1 million and $92.6 million for the Crown Imports and Matthew Clark investments, respectively, which are accounted for under the equity method of accounting, and the Company’s implementation of a program to reduce distributor wine inventory levels in the U.S., partially offset by net sales of products acquired in the acquisition of Vincor and Svedka Acquisition of $133.7 million and $11.6 million, respectively, and a favorable foreign currency impact of $32.7 million.

Constellation Wines

Net sales for Constellation Wines increased to $804.3 million for First Quarter 2008 from $764.5 million in First Quarter 2007, an increase of $39.8 million, or 5%. Branded wine net sales increased $102.7 million primarily due to $126.3 million of net sales of branded wine acquired in the acquisition of Vincor and a favorable foreign currency impact of $17.5 million, partially offset by the lower U.S. base branded wine net sales resulting primarily from the Company’s implementation of a program to reduce distributor wine inventory levels in the U.S. Wholesale and other net sales decreased $62.9 million primarily due to a decrease of $92.6 million resulting from the accounting for the Matthew Clark investment under the equity method of accounting, partially offset by a favorable foreign currency impact of $15.3 million.

Constellation Spirits

Net sales for Constellation Spirits increased to $96.9 million for First Quarter 2008 from $83.3 million for First Quarter 2007, an increase of $13.6 million, or 16%. This increase resulted primarily from $11.6 million of net sales of branded spirits acquired in the Svedka Acquisition.

Constellation Beers

Net sales for Constellation Beers decreased to $308.1 million, or (100%), from First Quarter 2007 as the Crown Imports investment is accounted for under the equity method of accounting.

Gross Profit

The Company’s gross profit decreased to $268.2 million for First Quarter 2008 from $318.6 million for First Quarter 2007, a decrease of $50.4 million, or (16%). The Constellation Wines segment’s gross profit increased $32.5 million primarily due to increased gross profit of $53.2 million due to the acquisition of Vincor, partially offset by lower U.S. base branded wine gross profit of $21.9 million resulting from the lower U.S. branded wine net sales primarily as a result of the Company’s implementation of a program to reduce distributor inventory levels. The Constellation Spirits segment’s gross profit increased slightly primarily due to increased gross profit of $6.2 million due to the Svedka Acquisition, partially offset by increased material costs for spirits. The Constellation Beers segment’s gross profit was down $85.3 million due to the formation of Crown Imports on January 2, 2007, and the accounting for this investment under the equity method of accounting. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $1.9 million in First Quarter 2008 versus First Quarter 2007. This increase resulted primarily from increased flow through of inventory step-up of $2.3 million associated primarily with the acquisition of Vincor. Gross profit as a percent of net sales increased to 29.8% for First Quarter 2008 from 27.6% for First Quarter 2007 primarily due to the benefit of reporting the lower margin U.K. wholesale business under the equity method of accounting in the second half of the quarter combined with the sales of higher-margin wine and spirits brands acquired in the acquisition of Vincor and Svedka Acquisition, respectively, partially offset by lower margins in the U.S. branded wine business primarily due to the distributor inventory reduction program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $197.6 million for First Quarter 2008 from $172.6 million for First Quarter 2007, an increase of $25.0 million, or 14%. This increase is due primarily to an increase of $42.5 million in the Constellation Wines segment, an increase of $6.2 million in the Constellation Spirits segment, and an increase of $5.5 million in Corporate Operations and Other, partially offset by a $20.2 million decrease in selling, general and administrative expenses within the Constellation Beers segment as the Crown Imports investment is accounted for under the equity method of accounting, and a reduction in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $9.0 million. The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased general and administrative expenses of $15.4 million, selling expenses of $14.3 million, and advertising expenses of $12.8 million resulting primarily from the acquisition of Vincor and the recognition of an additional $3.1 million of stock-based compensation expense. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to an increase in advertising expenses of $2.8 million and an increase in selling expenses of $2.4 million resulting primarily from the Svedka Acquisition. The Corporate Operations and Other segment’s selling, general and administrative expenses were up $5.5 million, primarily due to the recognition of additional stock-based compensation expense in First Quarter 2008 of $2.4 million and increased general and administrative expenses to support the Company’s growth. The decrease in unusual costs was primarily due to the recognition of a $14.1 million loss in First Quarter 2007 on the sale of the Company’s branded bottled water business partially offset by the recognition of a $6.1 million loss in First Quarter 2008 in connection with the contribution of the Company’s U.K. wholesale business to the Matthew Clark joint venture.

Selling, general and administrative expenses as a percent of net sales increased to 21.9% for First Quarter 2008 as compared to 14.9% for First Quarter 2007 primarily due to (i) accounting for the imported beer business under the equity method of accounting and (ii) the lower net sales associated with the reduction in the distributor wine inventory levels without a corresponding decrease in selling, general and administrative expenses within the U.S. branded wine business.

Acquisition-Related Integration Costs

Acquisition-related integration costs increased to $2.0 million for First Quarter 2008 from $0.7 million for First Quarter 2007. Acquisition-related integration costs for First Quarter 2008 consisted of costs recorded primarily in connection with the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”). These costs included $0.4 million of employee-related costs and $1.6 million of facilities and other one-time costs. Acquisition-related integration costs for First Quarter 2007 consisted of costs recorded in connection with the Company’s plan to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”).

For Fiscal 2008, the Company expects to incur total acquisition-related integration costs of $7.4 million primarily in connection with the Vincor Plan.

Restructuring and Related Charges

The Company recorded $0.4 million of restructuring and related charges for First Quarter 2008 associated primarily with the Company’s worldwide wine reorganizations announced during Fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). Restructuring and related charges included $0.2 million of contract termination costs and $0.2 million of facility consolidation/relocation costs. In addition, in connection with the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”), the Fiscal 2006 Plan and the Vincor Plan, the Company recorded (i) $2.1 million of accelerated depreciation costs and $0.1 million of inventory write-downs and (ii) $0.5 million of other related costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Income. The Company recorded $2.3 million of restructuring and related charges for First Quarter 2007 associated primarily with the Fiscal 2006 Plan.

For Fiscal 2008, the Company expects to incur total restructuring and related charges of $3.4 million associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan and Vincor Plan. In addition, with respect to these plans, the Company expects to incur total accelerated depreciation costs, other charges and inventory write-downs for Fiscal 2008 of $6.9 million, $2.4 million and $0.3 million, respectively.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for First Quarter 2008 and First Quarter 2007.

	First Quarter 2008 Compared to First Quarter 2007
	Operating Income (Loss)
	2008	2007	% Increase (Decrease)
Constellation Wines	$86.2	$96.2	(10)%
Constellation Spirits	15.8	17.7	(11)%
Constellation Beers	-	65.1	(100)%
Corporate Operations and Other	(19.7)	(14.2)	39%
Crown Imports	146.3	-	N/A
Consolidations and eliminations	(146.3)	-	N/A
Total Reportable Segments	82.3	164.8	(50)%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(14.1)	(21.8)	(35)%
Consolidated Operating Income	$68.2	$143.0	(52)%

As a result of the factors discussed above, consolidated operating income decreased to $68.2 million for First Quarter 2008 from $143.0 million for First Quarter 2007, a decrease of $74.8 million, or (52%). Acquisition-related integration costs, restructuring and related charges and unusual costs of $14.1 million for First Quarter 2008 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent the loss on the contribution of the U.K. wholesale business of $6.1 million, the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $2.9 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $2.1 million, acquisition-related integration costs of $2.0 million, and other related costs, restructuring and related charges and inventory write-offs associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan and the Vincor Plan of $0.5 million, $0.4 million and $0.1 million, respectively. Acquisition-related integration costs, restructuring and related charges and unusual costs of $21.8 million for First Quarter 2007 represent the loss on sale of the Company’s branded bottled water business of $14.1 million; restructuring and related charges and other costs associated primarily with the Fiscal 2006 Plan of $2.3 million and $1.5 million, respectively; the flow through of adverse grape cost associated with the acquisition of The Robert Mondavi Corporation (“Robert Mondavi”) of $1.5 million; accelerated depreciation costs in connection with the Fiscal 2006 Plan of $1.1 million; and acquisition-related integration costs and the flow through of inventory step-up associated primarily with the acquisition of Robert Mondavi of $0.7 million and $0.6 million, respectively.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $75.8 million in First Quarter 2008 from $0.1 million in First Quarter 2007. This increase is primarily due to the January 2, 2007, consummation of the Crown Imports beer joint venture and the reporting of the results of operations of that joint venture since that date under the equity method of accounting of $73.4 million.

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

In the second quarter of fiscal 2007, the Company recorded an additional gain of $2.6 million related to the settlement of the foreign currency forward contract entered into in conjunction with the acquisition of Vincor.

Interest Expense, Net

Interest expense, net of interest income of $0.4 million and $0.9 million, for First Quarter 2008 and First Quarter 2007, respectively, increased to $79.7 million for First Quarter 2008 from $48.7 million for First Quarter 2007, an increase of $31.0 million, or 64%. The increase resulted primarily from higher average borrowings in First Quarter 2008 as a result of the funding of the acquisition of Vincor and the Svedka Acquisition, and the $500.0 million of share repurchases (see discussion below).

Provision for Income Taxes

The Company’s effective tax rate increased to 53.7% for First Quarter 2008 from 41.8% for First Quarter 2007, an increase of 11.9 percentage points. The increase in the Company’s effective tax rate for First Quarter 2008 is primarily due to the recognition of a nondeductible pretax loss of $6.1 million in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and an additional U.S. tax provision of $7.2 million related to the future repatriation of unremitted earnings. In addition, the provision for income taxes for First Quarter 2008 included a net $1.4 million benefit consisting of a $4.0 million reduction in deferred income taxes as a result of a prior year legislative change in a certain foreign jurisdiction, partially offset by a $2.6 million provision related to interest on certain prior years’ uncertain tax positions.

Net Income

As a result of the above factors, net income decreased to $29.8 million for First Quarter 2008 from $85.5 million for First Quarter 2007, a decrease of $55.7 million, or (65%).

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

First Quarter 2008 Cash Flows

Operating Activities

Net cash used in operating activities for First Quarter 2008 was $86.1 million, which resulted from $29.8 million of net income, plus $12.2 million of net non-cash items charged to the Consolidated Statement of Income, less $110.4 million representing the net change in the Company’s operating assets and liabilities, less $17.7 million of other items.

The net non-cash items consisted primarily of depreciation of property, plant and equipment and equity in earnings of equity method investees, net of distributed earnings. The net change in operating assets and liabilities resulted primarily from increases in accounts receivable and inventories of $38.9 million and $27.6 million, respectively, and a decrease in accounts payable of $23.1 million. The increase in accounts receivable is primarily due to seasonality as January and February are typically the Company’s lowest selling months. The increase in inventories is primarily attributable to increases in Australian and New Zealand inventory levels resulting from the 2007 grape crush. The decrease in accounts payable was primarily seen in North America due to seasonality as the Company’s North American accounts payable are typically at their lowest points during the summer months prior to the fall harvest. The other items consist primarily of $13.1 million of non-cash gains on foreign currency denominated intercompany balances, which are offset in the income statement by losses on derivative instruments designed to economically hedge such foreign currency risks.

Investing Activities

Net cash used in investing activities for First Quarter 2008 was $215.7 million, which resulted primarily from the use of $385.5 million for the Svedka Acquisition, partially offset by $185.6 million of net proceeds from the formation of the U.K. wholesale joint venture.

Financing Activities

Net cash provided by financing activities for First Quarter 2008 was $303.7 million resulting primarily from proceeds from issuance of long-term debt of $716.1 million and net proceeds from notes payable of $89.9 million, partially offset by purchases of treasury stock of $500.0 million.

Share Repurchases

During February 2006, the Company’s Board of Directors replenished a June 1998 Board of Directors authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock. During the second and third quarters of fiscal 2007, the Company repurchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share. The Company used revolver borrowings under the June 2006 Credit Agreement to pay the purchase price for these shares. During February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock. During First Quarter 2008, the Company repurchased 20,399,262 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $24.51 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for these shares. The repurchased shares have become treasury shares. As of May 31, 2007, the Company has no obligation to make any additional payments or return any shares already received in connection with the ASR transaction. The Company may be entitled to receive additional shares pursuant to the ASR transaction at the end of a calculation period based on the application of a formula. The calculation period is scheduled to end in October 2007 but may be terminated earlier at the option of the counterparty to the ASR transaction.

Debt

Total debt outstanding as of May 31, 2007, amounted to $4,986.9 million, an increase of $801.4 million from February 28, 2007. The ratio of total debt to total capitalization increased to 61.5% as of May 31, 2007, from 55.1% as of February 28, 2007.

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

As of May 31, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining nine months of fiscal 2008 and for each of the five succeeding fiscal years are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$90.0	$7.6	$97.6
2009	210.0	15.2	225.2
2010	270.0	15.2	285.2
2011	300.0	15.2	315.2
2012	150.0	15.2	165.2
2013	-	1,431.6	1,431.6
	$1,020.0	$1,500.0	$2,520.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of May 31, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

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

As of May 31, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $1.0 billion bearing an interest rate of 6.6%, tranche B term loans of $1.5 billion bearing an interest rate of 6.9%, revolving loans of $45.5 million bearing an interest rate of 6.5%, outstanding letters of credit of $34.3 million, and $820.2 million in revolving loans available to be drawn.

As of May 31, 2007, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the three months ended May 31, 2007, and May 31, 2006, the Company reclassified $1.8 million, net of tax effect of $1.2 million, and $0.8 million, net of tax effect of $0.5 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income. This non-cash operating activity is included on the other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior Notes

As of May 31, 2007, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of May 31, 2007, the Company had outstanding £154.0 million ($304.6 million, net of $0.3 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

In addition, as of May 31, 2007, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of May 31, 2007, the Company had outstanding $693.5 million (net of $6.5 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”). The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points.

On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”). The net proceeds of the offering ($694.5 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. Interest on the May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. The May 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest to the redemption date, plus a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points. The May 2007 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company. Certain of the Company’s significant U.S. operating subsidiaries guarantee the May 2007 Senior Notes, on an unsecured senior basis. As of May 31, 2007, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

Senior Subordinated Notes

As of May 31, 2007, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.

Subsidiary Credit Facilities

The Company has additional credit arrangements totaling $381.6 million as of May 31, 2007. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2007, amounts outstanding under these arrangements were $271.3 million.

Accounting Pronouncements Not Yet Adopted

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 and provided the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company does not expect the adoption of the remaining provision of SFAS No. 158 to have a material impact on its consolidated financial statements.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the expected impact upon the Company’s net sales and diluted earnings per share resulting from the decision to reduce distributor inventory wine levels in the U.S., (iii) the Company’s expected restructuring and related charges, accelerated depreciation costs, acquisition-related integration costs, and other related charges, and (iv) information regarding expected actions of third parties are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the impact upon net sales and diluted earnings per share resulting from the decision to reduce distributor wine inventory levels will vary from current expectations due to the actual levels of distributor wine inventory level reductions and (ii) the Company’s restructuring and related charges, accelerated depreciation costs, acquisition-related integration costs, and other related charges may exceed current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or greater than anticipated implementation costs. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2007, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of May 31, 2007, and May 31, 2006, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,177.3 million and $2,636.3 million, respectively. Approximately 67% of the Company’s total exposures were hedged as of May 31, 2007. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2007, and May 31, 2006, the fair value of open foreign exchange contracts would have been increased by $162.4 million and $27.2 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,282.4 million and $1,017.5 million as of May 31, 2007, and May 31, 2006, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2007, and May 31, 2006, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $112.7 million and $31.3 million, respectively.

As of May 31, 2007, and May 31, 2006, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of May 31, 2007, and May 31, 2006, would have increased the fair value of the interest rate swaps by $34.0 million and $41.0 million, respectively.

In addition to the $2,282.4 million and $1,017.5 million estimated fair value of fixed rate debt outstanding as of May 31, 2007, and May 31, 2006, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of May 31, 2007, and May 31, 2006, of $2,762.3 million and $1,890.3 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of May 31, 2007, and May 31, 2006, is $27.6 million and $18.9 million, respectively.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
March 1 - 31, 2007	-	$-	-	$500,000,000
April 1 - 30, 2007	2,855,600	22.52	2,855,600	435,704,733
May 1 - 31, 2007	17,543,662(2)	24.84(2)	17,543,662	-
Total	20,399,262	$24.51	20,399,262	$-

(1) As announced on March 1, 2007, during February 2007 the Company’s Board of Directors authorized the repurchase from time to time of up to $500.0 million of the Company’s Class A and Class B Common Stock (the “2007 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. The accelerated share repurchase transaction described in footnote (2) and the other purchases reported in this table have utilized fully the 2007 Authorization.

(2) Includes 16,899,062 shares of Class A Common Stock (the “Minimum Shares”) received by the Company on May 8, 2007, pursuant to a Confirmation, dated May 6, 2007, between the Company and Citibank, N.A. (“Citibank”) with respect to an accelerated share repurchase of the Company’s Class A Common Stock (the “Confirmation”). Pursuant to the Confirmation, the Company paid Citibank a fixed purchase price of $421,079,174 on May 8, 2006, in exchange for the Minimum Shares. At the end of a pricing period, Citibank may be obligated to deliver additional shares of Class A Common Stock to the Company based on the application of a formula set forth in the Confirmation. The average price paid per share reflected in the table is calculated based on the allocation of the entire purchase price paid pursuant to the Confirmation to the Minimum Shares.

Item 6.   Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 50 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: July 10, 2007	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: July 10, 2007	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

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

2.5

Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference). +

2.6

Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference). +

2.7

Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 11, 2006, filed October 12, 2006 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 and incorporated herein by reference). #
4.1

Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference). #

4.2

Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference). #

4.3

Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference). #

4.4

Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference). #

4.5

Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.6

Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference). #

4.7

Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

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

4.12

Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

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

4.19

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

4.20

Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.21

Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.22

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

4.27

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

4.28

Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.29

Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.30

Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

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

4.32

Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed herewith).

4.33

Indenture, with respect to 7 1/4% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.34

Registration Rights Agreement, with respect to 7 1/4% Senior Notes due May 2017, dated May 14, 2007, among the Company, certain subsidiaries, as Guarantors, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Initial Purchasers (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.35

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

4.36

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

4.37

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

4.38

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

4.39

Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed herewith).

10.1

Amendment Number Three to the Company’s Annual Management Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 27, 2007, filed May 2, 2007 and incorporated herein by reference).*

10.2	2008 Fiscal Year Award Program for Executive Officers to the Company’s Annual Management Incentive Plan (filed herewith). *+
10.3

Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.4	Confirmation, dated as of May 6, 2007, with respect to an Issuer Forward Repurchase Transaction between the Company and Citibank, N.A. (filed herewith).
10.5	Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed herewith).*
10.6

Purchase Agreement, dated May 9, 2007, among the Company, certain subsidiaries, as Guarantors, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Initial Purchasers (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

10.7	First Amendment to the Constellation Brands, Inc. 2005 Supplemental Executive Retirement Plan (filed herewith). *
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

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