Form 10-Q
period 2007-08-31
CONSTELLATION BRANDS, INC.
filed 2007-10-10
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2007, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	191,613,756
Class B Common Stock, Par Value $.01 Per Share	23,810,638

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31,	February 28,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash investments	$33.2	$33.5
Accounts receivable, net	784.5	881.0
Inventories	1,922.7	1,948.1
Prepaid expenses and other	147.0	160.7
Total current assets	2,887.4	3,023.3
PROPERTY, PLANT AND EQUIPMENT, net	1,728.6	1,750.2
GOODWILL	3,354.4	3,083.9
INTANGIBLE ASSETS, net	1,216.4	1,135.4
OTHER ASSETS, net	544.3	445.4
Total assets	$9,731.1	$9,438.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$149.8	$153.3
Current maturities of long-term debt	307.4	317.3
Accounts payable	281.3	376.1
Accrued excise taxes	72.1	73.7
Other accrued expenses and liabilities	641.4	670.7
Total current liabilities	1,452.0	1,591.1
LONG-TERM DEBT, less current maturities	4,291.8	3,714.9
DEFERRED INCOME TAXES	473.7	474.1
OTHER LIABILITIES	324.8	240.6
STOCKHOLDERS' EQUITY:
Class A Common Stock, $.01 par value- Authorized, 315,000,000 shares; Issued, 220,341,145 shares at August 31, 2007, and 219,090,309 shares at February 28, 2007	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,820,538 shares at August 31, 2007, and 28,831,138 shares at February 28, 2007	0.3	0.3
Additional paid-in capital	1,310.3	1,271.1
Retained earnings	2,021.2	1,919.3
Accumulated other comprehensive income	477.7	349.1
	3,811.7	3,542.0
Less: Treasury stock -
Class A Common Stock, 29,082,527 shares at August 31, 2007, and 8,046,370 shares at February 28, 2007, at cost	(620.7)	(122.3)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2007, and February 28, 2007, at cost	(2.2)	(2.2)
	(622.9)	(124.5)
Total stockholders' equity	3,188.8	3,417.5
Total liabilities and stockholders' equity	$9,731.1	$9,438.2

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006

SALES	$2,343.3	$3,145.1	$1,167.9	$1,714.9
Less - Excise taxes	(549.5)	(571.7)	(275.3)	(297.4)
Net sales	1,793.8	2,573.4	892.6	1,417.5
COST OF PRODUCT SOLD	(1,215.9)	(1,840.0)	(582.9)	(1,002.7)
Gross profit	577.9	733.4	309.7	414.8
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(388.1)	(377.0)	(190.5)	(204.4)
ACQUISITION-RELATED INTEGRATION COSTS	(3.6)	(8.1)	(1.6)	(7.4)
RESTRUCTURING AND RELATED CHARGES	(0.8)	(24.0)	(0.4)	(21.7)
Operating income	185.4	324.3	117.2	181.3
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	155.9	0.3	80.1	0.2
INTEREST EXPENSE, net	(166.4)	(121.2)	(86.7)	(72.5)
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENT	-	55.1	-	2.6
Income before income taxes	174.9	258.5	110.6	111.6
PROVISION FOR INCOME TAXES	(73.0)	(104.6)	(38.5)	(43.2)
NET INCOME	101.9	153.9	72.1	68.4
Dividends on preferred stock	-	(4.9)	-	(2.4)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$101.9	$149.0	$72.1	$66.0

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.46	$0.67	$0.34	$0.30
Basic - Class B Common Stock	$0.42	$0.61	$0.31	$0.27

Diluted - Class A Common Stock	$0.45	$0.64	$0.33	$0.28
Diluted - Class B Common Stock	$0.41	$0.59	$0.30	$0.26

Weighted average common shares outstanding:
Basic - Class A Common Stock	198.472	199.943	191.308	200.316
Basic - Class B Common Stock	23.821	23.849	23.819	23.845

Diluted - Class A Common Stock	226.395	240.052	219.300	240.318
Diluted - Class B Common Stock	23.821	23.849	23.819	23.845

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)
	For the Six Months Ended August 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.9	$153.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	71.6	58.5
Stock-based compensation expense	16.9	7.8
Loss on disposal of business	6.8	17.4
Amortization of intangible and other assets	5.4	3.7
Deferred tax provision	3.4	31.1
Equity in earnings of equity method investees, net of distributed earnings	2.2	0.2
Loss on disposal or impairment of long-lived assets, net	0.7	1.4
Gain on change in fair value of derivative instrument	-	(55.1)
Non-cash portion of loss on extinguishment of debt	-	11.8
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(56.6)	(152.1)
Inventories	1.8	36.0
Prepaid expenses and other current assets	(9.0)	(43.1)
Accounts payable	(10.7)	55.3
Accrued excise taxes	13.1	1.0
Other accrued expenses and liabilities	61.4	(57.6)
Other, net	(31.2)	11.2
Total adjustments	75.8	(72.5)
Net cash provided by operating activities	177.7	81.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(386.3)	(1,091.8)
Purchases of property, plant and equipment	(47.0)	(103.1)
Payment of accrued earn-out amount	(2.8)	(1.1)
Investment in equity method investee	(0.6)	-
Proceeds from formation of joint venture	185.6	-
Proceeds from sales of businesses	3.0	28.4
Proceeds from sales of assets	2.3	1.2
Proceeds from maturity of derivative instrument	-	55.1
Other investing activities	-	(0.1)
Net cash used in investing activities	(245.8)	(1,111.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	716.1	3,695.0
Exercise of employee stock options	12.5	33.8
Excess tax benefits from share-based payment awards	7.4	12.3
Proceeds from employee stock purchases	3.0	3.2
Purchases of treasury stock	(500.0)	(82.0)
Principal payments of long-term debt	(163.1)	(2,771.5)
Payment of financing costs of long-term debt	(6.1)	(19.3)
Net (repayment of) proceeds from notes payable	(2.1)	212.1
Payment of preferred stock dividends	-	(4.9)
Net cash provided by financing activities	67.7	1,078.7

Effect of exchange rate changes on cash and cash investments	0.1	(17.4)

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(0.3)	31.3
CASH AND CASH INVESTMENTS, beginning of period	33.5	10.9
CASH AND CASH INVESTMENTS, end of period	$33.2	$42.2

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$427.7	$1,739.7
Liabilities assumed	(40.1)	(612.4)
Net assets acquired	387.6	1,127.3
Plus - settlement of note payable	-	2.3
Plus - payment of direct acquisition costs previously accrued	0.4	-
Less - cash acquired	(1.6)	(34.9)
Less - direct acquisition costs accrued	(0.1)	(2.9)
Net cash paid for purchases of businesses	$386.3	$1,091.8

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

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

2)          RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 9).

3)          ACQUISITIONS:

Acquisition of Svedka –
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

Total consideration paid in cash for the Svedka Acquisition was $385.8 million.  In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million.  The purchase price was financed with revolver borrowings under the Company’s 2006 Credit Agreement (as defined in Note 8).  In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition.  The purchase price was based primarily on the estimated future operating results of the Svedka business, including the factors described above.

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

(in millions)
Current assets	$20.2
Property, plant and equipment	0.1
Goodwill	349.8
Trademark	36.4
Other assets	20.7
Total assets acquired	427.2

Current liabilities	24.0
Long-term liabilities	16.1
Total liabilities assumed	40.1

Net assets acquired	$387.1

The trademark is not subject to amortization.  Approximately $85 million of the goodwill is expected to be deductible for tax purposes.

Acquisition of Vincor –
On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company.  Vincor is Canada’s largest producer and marketer of wine.  At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the United Kingdom (“U.K.”). Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand.  In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa.  Well-known premium brands acquired in the acquisition of Vincor include Inniskillin, Jackson-Triggs, Sawmill Creek, Sumac Ridge, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.

The acquisition of Vincor supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic regions to capitalize on the overall growth in the wine industry.  In addition to complementing the Company’s current operations in the United States (“U.S.”), U.K., Australia and New Zealand, the acquisition of Vincor increases the Company’s global presence by adding Canada as another core market and provides the Company with the ability to capitalize on broader geographic distribution in strategic international markets.  In addition, the acquisition of Vincor makes the Company the largest wine company in Canada and strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million.  In addition, the Company incurred direct acquisition costs of $9.4 million.  At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $320.2 million.  The purchase price was financed with borrowings under the Company’s June 2006 Credit Agreement (as defined in Note 8).  In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition.  The purchase price was based primarily on the estimated future operating results of the Vincor business, including the factors described above, as well as an estimated benefit from operating cost synergies.

In connection with the acquisition of Vincor, the Company entered into a foreign currency forward contract to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness in April 2006.  During the six months ended August 31, 2006, the Company recorded a gain of $55.1 million in connection with this derivative instrument.  Under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, a transaction that involves a business combination is not eligible for hedge accounting treatment.  As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

The results of operations of the Vincor business are reported in the Constellation Wines segment and have been included in the Consolidated Statements of Income from the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition of Vincor at the date of acquisition:

(in millions)
Current assets	$390.5
Property, plant and equipment	241.4
Goodwill	874.8
Trademarks	224.3
Other assets	49.5
Total assets acquired	1,780.5

Current liabilities	418.3
Long-term liabilities	237.0
Total liabilities assumed	655.3

Net assets acquired	$1,125.2

The trademarks are not subject to amortization.  None of the goodwill is expected to be deductible for tax purposes.

The following table sets forth the unaudited historical results of operations and the unaudited pro forma results of operations of the Company for the six months and three months ended August 31, 2007, and August 31, 2006, respectively.  Unaudited pro forma results of operation of the Company for the six months and three months ended August 31, 2007, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2006, as they are not significant.  The unaudited pro forma results of operations for the six months and three months ended August 31, 2006, give effect to the Svedka Acquisition and the acquisition of Vincor as if they occurred on March 1, 2006.  The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects.  The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.  The unaudited pro forma results of operations for the six months ended August 31, 2006, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition.  The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006
(in millions, except per share data)
Net sales	$1,793.8	$2,712.5	$892.6	$1,430.0
Income before income taxes	$174.9	$205.4	$110.6	$108.3
Net income	$101.9	$118.6	$72.1	$66.2
Income available to common stockholders	$101.9	$113.7	$72.1	$63.8

Earnings per common share – basic:
Class A Common Stock	$0.46	$0.51	$0.34	$0.29
Class B Common Stock	$0.42	$0.47	$0.31	$0.26
Earnings per common share – diluted:
Class A Common Stock	$0.45	$0.49	$0.33	$0.28
Class B Common Stock	$0.41	$0.45	$0.30	$0.25

Weighted average common shares outstanding – basic:
Class A Common Stock	198.472	199.943	191.308	200.316
Class B Common Stock	23.821	23.849	23.819	23.845
Weighted average common shares outstanding – diluted:
Class A Common Stock	226.395	240.052	219.300	240.318
Class B Common Stock	23.821	23.849	23.819	23.845

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2007	February 28, 2007
(in millions)
Raw materials and supplies	$110.8	$106.5
In-process inventories	1,183.2	1,264.4
Finished case goods	628.7	577.2
	$1,922.7	$1,948.1

5)	GOODWILL:

The changes in the carrying amount of goodwill for the six months ended August 31, 2007, are as follows:

	Constellation Wines	Constellation Spirits	Crown Imports	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2007	$2,939.5	$144.4	$13.0	$(13.0)	$3,083.9
Purchase accounting allocations	(10.1)	349.8	-	-	339.7
Foreign currency translation adjustments	71.4	1.6	-	-	73.0
Purchase price earn-out	1.2	-	-	-	1.2
Disposal of business	(143.4)	-	-	-	(143.4)
Balance, August 31, 2007	$2,858.6	$495.8	$13.0	$(13.0)	$3,354.4

The Constellation Spirits segment’s purchase accounting allocations totaling $349.8 million consist of purchase accounting allocations associated with the Svedka Acquisition.  The Constellation Wines segment’s purchase accounting allocations totaling ($10.1) million consist primarily of a reduction of $17.0 million in connection with an adjustment to income taxes payable acquired in a prior acquisition, partially offset by final purchase accounting allocations associated with the acquisition of Vincor of $6.7 million.  The Constellation Wines segment’s disposal of business of $143.4 million consists of the Company’s reduction of goodwill in connection with the Company’s contribution of its U.K. wholesale business associated with the formation of a joint venture with Punch Taverns plc (“Punch”) (see Note 7).

6)         INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2007		February 28, 2007
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$55.4	$52.1	$32.9	$31.3
Distribution agreements	11.1	6.6	19.9	6.9
Other	3.4	1.9	2.4	1.1
Total	$69.9	60.6	$55.2	39.3

Nonamortizable intangible assets:
Trademarks		1,151.6		1,091.9
Agency relationships		4.2		4.2
Total		1,155.8		1,096.1
Total intangible assets		$1,216.4		$1,135.4

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.  Amortization expense for intangible assets was $2.2 million and $1.3 million for the six months ended August 31, 2007, and August 31, 2006, respectively, and $1.1 million and $0.7 million for the three months ended August 31, 2007, and August 31, 2006, respectively.  Estimated amortization expense for the remaining six months of fiscal 2008 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2008	$2.3
2009	$4.6
2010	$4.6
2011	$4.5
2012	$3.9
2013	$3.8
Thereafter	$36.9

7)	OTHER ASSETS:

Investment in Matthew Clark –
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

Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method.  Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.  As of August 31, 2007, the Company’s investment in Matthew Clark was $73.5 million.

Investment in Crown Imports –
On January 2, 2007, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch, Inc., completed the formation of Crown Imports LLC (“Crown Imports”), a joint venture in which Barton and Diblo each have, directly or indirectly, equal interests.  Crown Imports has the exclusive right to import, market and sell Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the 50 states of the U.S., the District of Columbia and Guam.  In addition, the owners of the Tsingtao and St. Pauli Girl brands have transferred exclusive importing, marketing and selling rights with respect to those brands in the U.S. to the joint venture.  The importer agreement that previously gave Barton the exclusive right to import, market and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions consummated by the newly formed joint venture.

Upon commencement of operations of the joint venture, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method.  Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.  As of August 31, 2007, the Company’s investment in Crown Imports was $159.6 million.  The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party.

Summary financial information for Crown Imports for the six months and three months ended August 31, 2007, is presented below.  The amounts shown represent 100% of Crown Imports consolidated operating results.

	For the Six Months Ended August 31, 2007	For the Three Months Ended August 31, 2007
(in millions)
Net sales	$1,380.8	$722.7
Gross profit	$424.0	$219.3
Net income	$303.9	$157.5

8)	BORROWINGS:

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

As of August 31, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of fiscal 2008 and for each of the five succeeding fiscal years are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$-	$-	$-
2009	210.0	2.0	212.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	-	1,426.0	1,426.0
	$930.0	$1,440.0	$2,370.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin.  The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility.  As of August 31, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

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

As of August 31, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 6.6%, tranche B term loans of $1.44 billion bearing an interest rate of 6.9%, revolving loans of $17.0 million bearing an interest rate of 5.8%, outstanding letters of credit of $33.9 million, and $849.1 million in revolving loans available to be drawn.

As of August 31, 2007, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010.  For the six months ended August 31, 2007, and August 31, 2006, the Company reclassified $3.5 million, net of tax effect of $2.3 million, and $2.3 million, net of tax effect of $1.5 million, respectively, from AOCI (as defined in Note 14) to the interest expense, net line in the Company’s Consolidated Statements of Income.  For the three months ended August 31, 2007, and August 31, 2006, the Company reclassified $1.7 million, net of tax effect of $1.1 million, and $1.5 million, net of tax effect of $1.0 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income.  This non-cash operating activity is included on the other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior notes –
On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”).  The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement.  Interest on the May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007.  The May 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest to the redemption date, plus a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points.  The May 2007 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company.  Certain of the Company’s significant U.S. operating subsidiaries guarantee the May 2007 Senior Notes, on an unsecured senior basis.  As of August 31, 2007, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

In connection with the issuance of the May 2007 Senior Notes, the Company entered into a registration rights agreement.  Pursuant to the registration rights agreement, the Company agreed to, among other things, (i) file a registration statement with respect to an offer to exchange the May 2007 Senior Notes for new, registered notes of the Company with otherwise identical terms within 395 days after the issue date of the May 2007 Senior Notes; (ii) have the registration statement declared effective within 485 days after such issue date; and (iii) consummate the exchange offer within 525 days after such issue date.  If any such event does not occur, then additional cash interest will accrue on the May 2007 Senior Notes at the rate of 0.25% per year for the first 90-day period immediately following the event of default, increasing by an additional 0.25% per year for each subsequent 90-day period up to a maximum of 1.00% per year until the event of default is cured or, in the absence of a completed exchange offer, the May 2007 Senior Notes either (i) are registered for resale as required under the registration rights agreement or (ii) become freely tradeable without registration.  As of August 31, 2007, the Company has not recorded any liability for any such additional cash interest as the Company has determined that the likelihood of failing to meet the Company's obligations under the registration rights agreement is remote.

            Subsidiary credit facilities –
The Company has additional credit arrangements totaling $434.9 million as of August 31, 2007.  These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations.  Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.  As of August 31, 2007, amounts outstanding under these arrangements were $206.0 million.

9)	INCOME TAXES:

As noted in Note 2, effective March 1, 2007, the Company adopted FIN No. 48.  The Company did not record any cumulative effect adjustment to retained earnings as a result of the adoption of FIN No. 48.  Upon adoption, the liability for income taxes associated with uncertain tax positions was $108.1 million.  Unrecognized tax benefits of $62.8 million would affect the Company’s effective tax rate if recognized.  The Company reclassified $83.9 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.  These non-current liabilities are recorded in the other liabilities line in the Company’s Consolidated Balance Sheet.

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

Various U.S. federal, state, and foreign income tax examinations are currently in progress.  It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitation.  At this time, an estimate of the range of reasonably possible outcomes cannot be made.  The Company files U.S. federal income tax returns and various state, local and foreign income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to February 29, 2000.

The Company’s effective tax rate for the six months ended August 31, 2007, and August 31, 2006, was 41.7% and 40.5%, respectively.  The increase in the Company’s effective tax rate for the six months ended August 31, 2007, is primarily due to the recognition of a nondeductible pretax loss in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and increases to existing tax contingencies and related interest, partially offset by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions.

The Company’s effective tax rate for the three months ended August 31, 2007, and August 31, 2006, was 34.8% and 38.7%, respectively.  The decrease in the Company’s effective tax rate for the three months ended August 31, 2007, is primarily due to reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to existing tax contingencies and related interest.

10)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006
(in millions)
Service cost	$2.5	$1.1	$1.3	$0.5
Interest cost	12.3	9.7	6.3	4.9
Expected return on plan assets	(14.7)	(10.9)	(7.5)	(5.5)
Amortization of prior service cost	0.2	0.1	0.1	0.1
Recognized net actuarial loss	4.3	2.6	2.2	2.1
Net periodic benefit cost	$4.6	$2.6	$2.4	$2.1

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006
(in millions)
Service cost	$0.1	$0.1	$-	$0.1
Interest cost	0.2	0.1	0.1	-
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	-	-	-	-
Net periodic benefit cost	$0.3	$0.2	$0.1	$0.1

Contributions of $5.7 million have been made by the Company to fund its defined benefit pension plans for the six months ended August 31, 2007.  The Company presently anticipates contributing an additional $5.9 million to fund its defined benefit pension plans during the year ending February 29, 2008, resulting in total employer contributions of $11.6 million for the year ending February 29, 2008.

11)	STOCKHOLDERS’ EQUITY:

Stock repurchase –
In February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock.  During the six months ended August 31, 2007, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007.  The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction.  The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares.  The repurchased shares have become treasury shares.

Class A Common Stock –
In July 2007, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 300,000,000 shares to 315,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company’s common and preferred stock to 346,000,000 shares.

Long-term stock incentive plan –
In July 2007, the stockholders of the Company approved, among other things, an increase in the number of shares of Class A Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan from 80,000,000 shares to 94,000,000 shares.

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

The computation of basic and diluted earnings per common share is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006
(in millions, except per share data)
Net income	$101.9	$153.9	$72.1	$68.4
Dividends on preferred stock	-	(4.9)	-	(2.4)
Income available to common stockholders	$101.9	$149.0	$72.1	$66.0

Weighted average common shares outstanding – basic:
Class A Common Stock	198.472	199.943	191.308	200.316
Class B Common Stock	23.821	23.849	23.819	23.845
Total weighted average common shares outstanding – basic	222.293	223.792	215.127	224.161
Stock options	4.102	6.277	4.173	6.174
Preferred stock	-	9.983	-	9.983
Weighted average common shares outstanding – diluted	226.395	240.052	219.300	240.318

Earnings per common share – basic:
Class A Common Stock	$0.46	$0.67	$0.34	$0.30
Class B Common Stock	$0.42	$0.61	$0.31	$0.27
Earnings per common share – diluted:
Class A Common Stock	$0.45	$0.64	$0.33	$0.28
Class B Common Stock	$0.41	$0.59	$0.30	$0.26

Stock options to purchase 9.8 million and 9.0 million shares of Class A Common Stock at a weighted average price per share of $26.03 and $26.45 were outstanding during the six months ended August 31, 2007, and August 31, 2006, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.  Stock options to purchase 8.8 million and 9.0 million shares of Class A Common Stock at a weighted average price per share of $26.37 and $26.45 were outstanding during the three months ended August 31, 2007, and August 31, 2006, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.

13)	STOCK-BASED COMPENSATION:

The Company recorded $16.9 million and $7.7 million of stock-based compensation cost in its Consolidated Statements of Income for the six months ended August 31, 2007, and August 31, 2006, respectively.  The Company recorded $7.5 million and $4.1 million of stock-based compensation cost in its Consolidated Statements of Income for the three months ended August 31, 2007, and August 31, 2006, respectively.  Of the $16.9 million, $7.8 million is related to the granting of 8.8 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors during the year ending February 29, 2008, and $1.0 million is related to the accelerated vesting of 0.1 million nonqualified stock options granted during the year ended February 28, 2007, to employees of the Company’s then existing 100% owned U.K. wholesale business.  These options were accelerated prior to the Company’s formation of the joint venture with Punch in April 2007.  The remainder is related primarily to the amortization of employee and nonemployee directors stock options granted during the year ended February 28, 2007.

14)	COMPREHENSIVE INCOME:

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and pension/postretirement adjustments.  The reconciliation of net income to comprehensive income is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006
(in millions)
Net income	$101.9	$153.9	$72.1	$68.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $2.5, $8.7, $3.7 and $1.1, respectively	144.9	97.1	(11.7)	35.7
Cash flow hedges:
Net derivative losses, net of tax benefit of $9.3, $7.1, $9.6 and $6.0, respectively	(12.9)	(14.6)	(18.1)	(9.0)
Reclassification adjustments, net of tax benefit of $1.1, $3.4, $0.5 and $1.9, respectively	(3.0)	(7.2)	(1.7)	(4.0)
Net cash flow hedges	(15.9)	(21.8)	(19.8)	(13.0)
Pension/postretirement adjustments, net of tax benefit (expense) of $0.2, $3.5, ($0.4) and $0.8, respectively	(0.4)	(8.1)	1.0	(1.8)
Total comprehensive income	$230.5	$221.1	$41.6	$89.3

Accumulated other comprehensive income (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivatives	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2007	$446.8	$13.3	$(111.0)	$349.1
Current period change	144.9	(15.9)	(0.4)	128.6
Balance, August 31, 2007	$591.7	$(2.6)	$(111.4)	$477.7

15)       ACQUISITION-RELATED INTEGRATION COSTS:

For the six months ended August 31, 2007, the Company recorded $3.6 million of acquisition-related integration costs associated primarily with the Vincor Plan (as defined in Note 16).  The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination.  As such, acquisition-related integration costs include, but are not limited to, (i)  employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii)  costs to relocate fixed assets and inventories, and (iii)  facility costs and other one-time costs such as external services and consulting fees.  For the six months ended August 31, 2007, acquisition-related integration costs included $0.7 million of employee-related costs and $2.9 million of facilities and other one-time costs.  For the six months ended August 31, 2006, the Company recorded $8.1 million of acquisition-related integration costs associated primarily with the Vincor Plan.

For the three months ended August 31, 2007, the Company recorded $1.6 million of acquisition-related integration costs associated primarily with the Vincor Plan.  Acquisition-related integration costs included $0.3 million of employee-related costs and $1.3 million of facilities and other one-time costs.  For the three months ended August 31, 2006, the Company recorded $7.4 million of acquisition-related integration costs associated primarily with the Vincor Plan.

16)	RESTRUCTURING AND RELATED CHARGES:

The Company has several restructuring plans within its Constellation Wines segment as follows:

Robert Mondavi Plan –
The Company’s plan announced in January 2005 to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”).  The objective of the Robert Mondavi Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of The Robert Mondavi Corporation (“Robert Mondavi”).  The Robert Mondavi Plan includes the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts.  Although restructuring and related charges in connection with the Robert Mondavi Plan have been completed as of February 28, 2007, a balance remains for amounts not yet paid as of August 31, 2007.  The remaining liability is expected to be paid through the year ending February 29, 2012.

Fiscal 2006 Plan –
The Company’s worldwide wine reorganizations and the Company’s plan to consolidate certain west coast production processes in the U.S., both announced during the year ended February 28, 2006, (collectively, the “Fiscal 2006 Plan”).  The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes.  This Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth.  The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and eliminate redundant costs.  The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets.  The Company expects the Fiscal 2006 Plan to be complete by February 28, 2009.

Vincor Plan –
The Company’s plan announced in July 2006 to restructure and integrate the operations of Vincor (the “Vincor Plan”).  The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the June 5, 2006, acquisition of Vincor, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities.  The Vincor Plan includes the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts.  The Company expects the Vincor Plan to be complete by February 28, 2009.

Fiscal 2007 Wine Plan –
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

For the six months ended August 31, 2007, and August 31, 2006, the Company recorded $0.8 million and $24.0 million, respectively, of restructuring and related charges associated primarily with the Fiscal 2006 Plan.  For the three months ended August 31, 2007, and August 31, 2006, the Company recorded $0.4 million and $21.7 million, respectively, of restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Vincor Plan.

Restructuring and related charges consisting of employee termination benefit costs, contract termination costs, and other associated costs are accounted for under either Statement of Financial Accounting Standards No. 112 (“SFAS No. 112”), “Employers’ Accounting for Postemployment Benefits – an Amendment of FASB Statements No. 5 and 43,” or Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” as appropriate.  Employee termination benefit costs are accounted for under SFAS No. 112, as the Company has had several restructuring programs which have provided employee termination benefits in the past.  The Company includes employee severance, related payroll benefit costs such as costs to provide continuing health insurance, and outplacement services as employee termination benefit costs.  Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs are accounted for under SFAS No. 146.  Per SFAS No. 146, contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity.  The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs.  Per SFAS No. 146, other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees.  The Company includes employee relocation costs and equipment relocation costs as other associated costs.

Details of each plan are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Robert Mondavi Plan	Total
(in millions)
Restructuring liability, February 28, 2007	$2.8	$21.2	$3.5	$5.4	$32.9

Vincor acquisition	-	(0.8)	-	-	(0.8)

Restructuring charges:
Employee termination benefit costs	-	(0.1)	0.1	-	-
Contract termination costs	-	-	0.2	-	0.2
Facility consolidation/relocation costs	-	0.1	0.1	-	0.2
Restructuring charges, May 31, 2007	-	-	0.4	-	0.4
Employee termination benefit costs	-	-	0.1	-	0.1
Contract termination costs	-	-	0.2	-	0.2
Facility consolidation/relocation costs	-	0.1	-	-	0.1
Restructuring charges, August 31, 2007	-	0.1	0.3	-	0.4
Total restructuring charges	-	0.1	0.7	-	0.8

Cash expenditures	(0.5)	(9.8)	(1.8)	(0.8)	(12.9)

Foreign currency translation adjustments	0.1	0.6	-	-	0.7
Restructuring liability, August 31, 2007	$2.4	$11.3	$2.4	$4.6	$20.7

In addition, the following table presents other related costs incurred in connection with the Fiscal 2007 Wine Plan, Vincor Plan and the Fiscal 2006 Plan:

	For the Six Months Ended August 31, 2007
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Total
Accelerated depreciation/inventory write-down (cost of product sold)	$2.3	$0.1	$1.9	$4.3
Asset write-down/other costs (selling, general and administrative expenses)	$1.2	$-	$0.2	$1.4

	For the Three Months Ended August 31, 2007
	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Total
Accelerated depreciation/inventory write-down (cost of product sold)	$1.2	$-	$0.9	$2.1
Asset write-down/other costs (selling, general and administrative expenses)	$0.9	$-	$-	$0.9

A summary of restructuring charges and other related costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$2.0	$1.5	$26.6
Contract termination costs	24.0	1.0	1.2
Facility consolidation/relocation costs	-	0.4	0.9
Total restructuring charges	26.0	2.9	28.7

Other related costs:
Accelerated depreciation/inventory write-down	5.6	0.4	18.9
Asset write-down/other costs	14.1	-	3.7
Total other related costs	19.7	0.4	22.6
Total costs incurred to date	$45.7	$3.3	$51.3

Total expected costs
Restructuring charges:
Employee termination benefit costs	$2.0	$1.5	$27.3
Contract termination costs	24.8	1.1	8.6
Facility consolidation/relocation costs	0.3	0.4	1.6
Total restructuring charges	27.1	3.0	37.5

Other related costs:
Accelerated depreciation/inventory write-down	10.5	0.6	19.6
Asset write-down/other costs	28.0	-	3.7
Total other related costs	38.5	0.6	23.3
Total expected costs	$65.6	$3.6	$60.8

In connection with the Company’s acquisition of Vincor and Robert Mondavi, the Company accrued $38.4 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date.  As of August 31, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $9.9 million and $4.6 million, respectively.  As of February 28, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $19.3 million and $5.4 million, respectively.

17)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2007, and February 28, 2007, the condensed consolidating statements of income for the six months and three months ended August 31, 2007, and August 31, 2006, and the condensed consolidating statements of cash flows for the six months ended August 31, 2007, and August 31, 2006, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors.  Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors.  The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and include the recently adopted accounting pronouncements described in Note 2 herein.  There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2007
Current assets:
Cash and cash investments	$3.3	$1.1	$28.8	$-	$33.2
Accounts receivable, net	249.9	86.2	448.4	-	784.5
Inventories	40.1	1,034.0	856.0	(7.4)	1,922.7
Prepaid expenses and other	9.5	175.1	38.7	(76.3)	147.0
Intercompany receivable (payable)	860.4	(792.7)	(67.7)	-	-
Total current assets	1,163.2	503.7	1,304.2	(83.7)	2,887.4
Property, plant and equipment, net	48.0	801.2	879.4	-	1,728.6
Investments in subsidiaries	6,783.8	88.7	153.0	(7,025.5)	-
Goodwill	-	1,844.1	1,510.3	-	3,354.4
Intangible assets, net	-	623.0	593.4	-	1,216.4
Other assets, net	76.7	242.3	272.8	(47.5)	544.3
Total assets	$8,071.7	$4,103.0	$4,713.1	$(7,156.7)	$9,731.1

Current liabilities:
Notes payable to banks	$17.0	$-	$132.8	$-	$149.8
Current maturities of long-term debt	293.2	10.6	3.6	-	307.4
Accounts payable	7.6	129.9	143.8	-	281.3
Accrued excise taxes	8.2	21.7	42.2	-	72.1
Other accrued expenses and liabilities	224.0	135.9	359.9	(78.4)	641.4
Total current liabilities	550.0	298.1	682.3	(78.4)	1,452.0
Long-term debt, less current maturities	4,240.4	23.4	28.0	-	4,291.8
Deferred income taxes	-	423.2	98.0	(47.5)	473.7
Other liabilities	92.5	75.5	156.8	-	324.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	162.0	1,430.9	(1,592.9)	-
Class A and Class B common stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,310.3	1,280.7	1,233.3	(2,514.0)	1,310.3
Retained earnings	2,021.2	1,724.8	337.5	(2,062.3)	2,021.2
Accumulated other comprehensive income	477.7	14.6	562.0	(576.6)	477.7
Treasury stock	(622.9)	-	-	-	(622.9)
Total stockholders’ equity	3,188.8	3,282.8	3,748.0	(7,030.8)	3,188.8
Total liabilities and stockholders’ equity	$8,071.7	$4,103.0	$4,713.1	$(7,156.7)	$9,731.1

Condensed Consolidating Balance Sheet at February 28, 2007
Current assets:
Cash and cash investments	$2.4	$1.1	$30.0	$-	$33.5
Accounts receivable, net	342.7	57.5	480.8	-	881.0
Inventories	38.1	1,045.3	870.5	(5.8)	1,948.1
Prepaid expenses and other	2.0	105.3	62.1	(8.7)	160.7
Intercompany receivable (payable)	1,080.3	(775.1)	(305.2)	-	-
Total current assets	1,465.5	434.1	1,138.2	(14.5)	3,023.3
Property, plant and equipment, net	42.2	810.9	897.1	-	1,750.2
Investments in subsidiaries	6,119.9	115.6	-	(6,235.5)	-
Goodwill	-	1,509.1	1,574.8	-	3,083.9
Intangible assets, net	-	566.7	568.7	-	1,135.4
Other assets, net	32.2	245.4	167.8	-	445.4
Total assets	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

Current liabilities:
Notes payable to banks	$30.0	$-	$123.3	$-	$153.3
Current maturities of long-term debt	299.2	10.2	7.9	-	317.3
Accounts payable	7.1	112.8	256.2	-	376.1
Accrued excise taxes	10.9	31.4	31.4	-	73.7
Other accrued expenses and liabilities	242.4	105.2	333.5	(10.4)	670.7
Total current liabilities	589.6	259.6	752.3	(10.4)	1,591.1
Long-term debt, less current maturities	3,672.7	18.5	23.7	-	3,714.9
Deferred income taxes	(24.1)	405.0	93.2	-	474.1
Other liabilities	4.1	36.7	199.8	-	240.6
Stockholders’ equity:
Preferred stock	-	9.0	1,013.9	(1,022.9)	-
Class A and Class B common stock	2.5	100.7	190.3	(291.0)	2.5
Additional paid-in capital	1,271.1	1,280.9	1,296.9	(2,577.8)	1,271.1
Retained earnings	1,919.3	1,553.6	349.1	(1,902.7)	1,919.3
Accumulated other comprehensive income	349.1	17.8	427.4	(445.2)	349.1
Treasury stock	(124.5)	-	-	-	(124.5)
Total stockholders’ equity	3,417.5	2,962.0	3,277.6	(6,239.6)	3,417.5
Total liabilities and stockholders’ equity	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2007
Sales	$422.1	$1,038.2	$1,238.7	$(355.7)	$2,343.3
Less – excise taxes	(59.2)	(193.8)	(296.5)	-	(549.5)
Net sales	362.9	844.4	942.2	(355.7)	1,793.8
Cost of product sold	(283.9)	(550.2)	(698.9)	317.1	(1,215.9)
Gross profit	79.0	294.2	243.3	(38.6)	577.9
Selling, general and administrative expenses	(124.2)	(138.0)	(162.1)	36.2	(388.1)
Acquisition-related integration costs	(0.2)	(1.0)	(2.4)	-	(3.6)
Restructuring and related charges	-	(0.7)	(0.1)	-	(0.8)
Operating (loss) income	(45.4)	154.5	78.7	(2.4)	185.4
Equity in earnings of equity method investees and subsidiaries	264.6	152.5	4.4	(265.6)	155.9
Interest expense, net	(121.3)	(33.6)	(11.5)	-	(166.4)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Income before income taxes	97.9	273.4	71.6	(268.0)	174.9
Benefit from (provision for) income taxes	4.0	(101.3)	23.6	0.7	(73.0)
Net income	101.9	172.1	95.2	(267.3)	101.9
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$101.9	$172.1	$95.2	$(267.3)	$101.9

Condensed Consolidating Statement of Income for the Six Months Ended August 31, 2006
Sales	$759.9	$1,598.6	$1,425.3	$(638.7)	$3,145.1
Less – excise taxes	(80.6)	(228.7)	(262.4)	-	(571.7)
Net sales	679.3	1,369.9	1,162.9	(638.7)	2,573.4
Cost of product sold	(526.2)	(1,001.6)	(950.5)	638.3	(1,840.0)
Gross profit	153.1	368.3	212.4	(0.4)	733.4
Selling, general and administrative expenses	(118.5)	(120.7)	(137.8)	-	(377.0)
Acquisition-related integration costs	-	(0.8)	(7.3)	-	(8.1)
Restructuring and related charges	-	(4.3)	(19.7)	-	(24.0)
Operating income	34.6	242.5	47.6	(0.4)	324.3
Equity in earnings of equity method investees and subsidiaries	156.3	2.1	1.4	(159.5)	0.3
Interest expense, net	(58.3)	(48.6)	(14.3)	-	(121.2)
Gain on change in fair value of derivative instrument	-	55.1	-	-	55.1
Income before income taxes	132.6	251.1	34.7	(159.9)	258.5
Benefit from (provision for) income taxes	21.3	(128.4)	2.5	-	(104.6)
Net income	153.9	122.7	37.2	(159.9)	153.9
Dividends on preferred stock	(4.9)	-	-	-	(4.9)
Income available to common stockholders	$149.0	$122.7	$37.2	$(159.9)	$149.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2007
Sales	$219.6	$545.4	$575.5	$(172.6)	$1,167.9
Less – excise taxes	(30.3)	(101.4)	(143.6)	-	(275.3)
Net sales	189.3	444.0	431.9	(172.6)	892.6
Cost of product sold	(147.6)	(275.7)	(309.8)	150.2	(582.9)
Gross profit	41.7	168.3	122.1	(22.4)	309.7
Selling, general and administrative expenses	(66.2)	(66.4)	(77.8)	19.9	(190.5)
Acquisition-related integration costs	(0.1)	(0.3)	(1.2)	-	(1.6)
Restructuring and related charges	-	(0.4)	-	-	(0.4)
Operating (loss) income	(24.6)	101.2	43.1	(2.5)	117.2
Equity in earnings of equity method investees and subsidiaries	158.1	79.7	1.9	(159.6)	80.1
Interest expense, net	(65.7)	(14.5)	(6.5)	-	(86.7)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Income before income taxes	67.8	166.4	38.5	(162.1)	110.6
Benefit from (provision for) income taxes	4.3	(59.5)	15.7	1.0	(38.5)
Net income	72.1	106.9	54.2	(161.1)	72.1
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$72.1	$106.9	$54.2	$(161.1)	$72.1

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2006
Sales	$440.2	$834.0	$855.6	$(414.9)	$1,714.9
Less – excise taxes	(43.4)	(116.1)	(137.9)	-	(297.4)
Net sales	396.8	717.9	717.7	(414.9)	1,417.5
Cost of product sold	(307.2)	(525.7)	(583.3)	413.5	(1,002.7)
Gross profit	89.6	192.2	134.4	(1.4)	414.8
Selling, general and administrative expenses	(72.3)	(61.8)	(70.3)	-	(204.4)
Acquisition-related integration costs	-	(0.1)	(7.3)	-	(7.4)
Restructuring and related charges	-	(2.0)	(19.7)	-	(21.7)
Operating income	17.3	128.3	37.1	(1.4)	181.3
Equity in earnings of equity method investees and subsidiaries	73.6	0.7	0.8	(74.9)	0.2
Interest expense, net	(36.8)	(23.6)	(12.1)	-	(72.5)
Gain on change in fair value of derivative instrument	-	2.6	-	-	2.6
Income before income taxes	54.1	108.0	25.8	(76.3)	111.6
Benefit from (provision for) income taxes	14.3	(60.8)	3.5	(0.2)	(43.2)
Net income	68.4	47.2	29.3	(76.5)	68.4
Dividends on preferred stock	(2.4)	-	-	-	(2.4)
Income available to common stockholders	$66.0	$47.2	$29.3	$(76.5)	$66.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2007
Net cash (used in) provided by operating activities	$(10.3)	$191.7	$(3.7)	$-	$177.7

Cash flows from investing activities:
Purchase of business, net of cash acquired	(1.6)	(384.2)	(0.5)	-	(386.3)
Purchases of property, plant and equipment	(2.8)	(12.4)	(31.8)	-	(47.0)
Payment of accrued earn-out amount	-	(2.8)	-	-	(2.8)
Investment in equity method investee	-	(0.6)	-	-	(0.6)
Proceeds from formation of joint venture	-	-	185.6	-	185.6
Proceeds from sales of businesses	(4.0)	7.8	(0.8)	-	3.0
Proceeds from sales of assets	-	0.8	1.5	-	2.3
Proceeds from maturity of derivative instrument	-	-	-	-	-
Other investing activities	-	-	-	-	-
Net cash (used in) provided by investing activities	(8.4)	(391.4)	154.0	-	(245.8)

Cash flows from financing activities:
Intercompany financings, net	(33.3)	205.7	(172.4)	-	-
Proceeds from issuance of long-term debt	700.0	-	16.1	-	716.1
Exercise of employee stock options	12.5	-	-	-	12.5
Excess tax benefits from share-based payment awards	7.4	-	-	-	7.4
Proceeds from employee stock purchases	3.0	-	-	-	3.0
Purchases of treasury stock	(500.0)	-	-	-	(500.0)
Principal payments of long-term debt	(150.9)	(6.0)	(6.2)	-	(163.1)
Payment of financing costs of long-term debt	(6.1)	-	-	-	(6.1)
Net (repayment of) proceeds from notes payable	(13.0)	-	10.9	-	(2.1)
Payment of preferred stock dividends	-	-	-	-	-
Net cash provided by (used in) financing activities	19.6	199.7	(151.6)	-	67.7

Effect of exchange rate changes on cash and cash investments	-	-	0.1	-	0.1

Net (decrease) increase in cash and cash investments	0.9	-	(1.2)	-	(0.3)
Cash and cash investments, beginning of period	2.4	1.1	30.0	-	33.5
Cash and cash investments, end of period	$3.3	$1.1	$28.8	$-	$33.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2006
Net cash (used in) provided by operating activities	$(114.5)	$275.8	$(79.9)	$-	$81.4

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(2.1)	(1,089.7)	-	(1,091.8)
Purchases of property, plant and equipment	(1.6)	(48.1)	(53.4)	-	(103.1)
Payment of accrued earn-out amount	-	(1.1)	-	-	(1.1)
Investment in equity method investee	-	-	-	-	-
Proceeds from formation of joint venture	-	-	-	-	-
Proceeds from sales of businesses	-	-	28.4	-	28.4
Proceeds from sales of assets	-	-	1.2	-	1.2
Proceeds from maturity of derivative instrument	-	55.1	-	-	55.1
Other investing activities	-	-	(0.1)	-	(0.1)
Net cash (used in) provided by investing activities	(1.6)	3.8	(1,113.6)	-	(1,111.4)

Cash flows from financing activities:
Intercompany financings, net	(1,142.9)	(277.8)	1,420.7	-	-
Proceeds from issuance of long-term debt	3,693.1	1.9	-	-	3,695.0
Exercise of employee stock options	33.8	-	-	-	33.8
Excess tax benefits from share-based payment awards	12.3	-	-	-	12.3
Proceeds from employee stock purchases	3.2	-	-	-	3.2
Purchases of treasury stock	(82.0)	-	-	-	(82.0)
Principal payments of long-term debt	(2,444.0)	(2.6)	(324.9)	-	(2,771.5)
Payment of financing costs of long-term debt	(19.3)	-	-	-	(19.3)
Net proceeds from notes payable	70.5	-	141.6	-	212.1
Payment of preferred stock dividends	(4.9)	-	-	-	(4.9)
Net cash provided by (used in) financing activities	119.8	(278.5)	1,237.4	-	1,078.7

Effect of exchange rate changes on cash and cash investments	-	-	(17.4)	-	(17.4)

Net increase (decrease) in cash and cash investments	3.7	1.1	26.5	-	31.3
Cash and cash investments, beginning of period	0.9	1.2	8.8	-	10.9
Cash and cash investments, end of period	$4.6	$2.3	$35.3	$-	$42.2

18)	BUSINESS SEGMENT INFORMATION:

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

The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.  The financial information for the six months and three months ended August 31, 2006, has been restated to conform to the new segment presentation.

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

For the six months ended August 31, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the loss on the contribution of the U.K. wholesale business of $6.6 million, the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $5.2 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $4.2 million, acquisition-related integration costs of $3.6 million associated primarily with the Vincor Plan, other related costs, restructuring and related charges and inventory write-offs associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan and the Vincor Plan of $1.4 million, $0.8 million and $0.1 million, respectively, and the flow through of adverse grape cost of $0.1 million associated with the acquisition of Robert Mondavi.  For the six months ended August 31, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $24.0 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; loss on the sale of the branded bottled water business of $14.2 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the acquisition of Vincor; acquisition-related integration costs of $8.1 million associated with the Vincor Plan and Robert Mondavi Plan; the flow through of inventory step-up of $6.5 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor; other related costs of $3.1 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan; the flow through of adverse grape cost (as described below) of $2.4 million associated with the acquisition of Robert Mondavi; and accelerated depreciation of $2.4 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

For the three months ended August 31, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $2.3 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $2.1 million, acquisition-related integration costs of $1.6 million associated primarily with the Vincor Plan, other related costs and restructuring and related charges associated with the Fiscal 2007 Wine Plan, Fiscal 2006 Plan and the Vincor Plan of $0.9 million and $0.4 million, respectively, the additional loss on the contribution of the U.K. wholesale business of $0.5 million, and the flow through of adverse grape cost of $0.1 million associated with the acquisition of Robert Mondavi.  For the three months ended August 31, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $21.7 million associated primarily with the Fiscal 2007 Wine Plan; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the acquisition of Vincor; acquisition-related integration costs of $7.4 million associated primarily with the Vincor Plan; the flow through of inventory step-up of $5.9 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor; other related charges of $1.6 million associated primarily with the Fiscal 2006 Plan; accelerated depreciation of $1.3 million associated with the Fiscal 2006 Plan and the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.9 million associated with the acquisition of Robert Mondavi; and additional loss on the sale of the Company’s branded bottled water business of $0.1 million.

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

Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006
(in millions)
Constellation Wines:
Net sales:
Branded wine	$1,358.8	$1,233.7	$738.9	$716.5
Wholesale and other	233.3	523.1	48.9	275.8
Net sales	$1,592.1	$1,756.8	$787.8	$992.3
Segment operating income	$211.1	$260.0	$124.9	$163.8
Equity in earnings of equity method investees	$3.7	$0.3	$1.3	$0.2
Long-lived tangible assets	$1,586.3	$1,571.8	$1,586.3	$1,571.8
Investment in equity method investees	$241.3	$161.4	$241.3	$161.4
Total assets	$8,381.2	$8,464.4	$8,381.2	$8,464.4
Capital expenditures	$40.1	$80.0	$25.2	$36.5
Depreciation and amortization	$65.6	$53.1	$32.4	$29.0

Constellation Spirits:
Net sales	$201.7	$166.9	$104.8	$83.6
Segment operating income	$36.7	$35.4	$20.9	$17.7
Long-lived tangible assets	$100.7	$95.1	$100.7	$95.1
Total assets	$1,098.4	$667.2	$1,098.4	$667.2
Capital expenditures	$5.4	$4.4	$2.9	$3.0
Depreciation and amortization	$6.7	$4.8	$3.5	$2.4

Constellation Beers:
Net sales	$-	$649.7	$-	$341.6
Segment operating income	$-	$139.0	$-	$73.9
Long-lived tangible assets	$-	$0.9	$-	$0.9
Total assets	$-	$230.0	$-	$230.0
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$-	$1.0	$-	$0.6

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(40.4)	$(32.2)	$(20.7)	$(18.0)
Long-lived tangible assets	$41.6	$30.3	$41.6	$30.3
Total assets	$91.9	$87.1	$91.9	$87.1
Capital expenditures	$1.5	$18.7	$1.2	$18.5
Depreciation and amortization	$4.7	$3.3	$2.4	$1.5

Crown Imports:
Net sales	$1,380.8	$-	$722.7	$-
Segment operating income	$303.6	$-	$157.3	$-
Long-lived tangible assets	$3.9	$-	$3.9	$-
Total assets	$362.5	$-	$362.5	$-
Capital expenditures	$1.9	$-	$0.8	$-
Depreciation and amortization	$0.3	$-	$0.2	$-

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(22.0)	$(77.9)	$(7.9)	$(56.1)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2007	2006	2007	2006
(in millions)
Consolidation and Eliminations:
Net sales	$(1,380.8)	$-	$(722.7)	$-
Operating income	$(303.6)	$-	$(157.3)	$-
Equity in earnings of Crown Imports	$152.2	$-	$78.8	$-
Long-lived tangible assets	$(3.9)	$-	$(3.9)	$-
Investment in equity method investees	$159.6	$-	$159.6	$-
Total assets	$(202.9)	$-	$(202.9)	$-
Capital expenditures	$(1.9)	$-	$(0.8)	$-
Depreciation and amortization	$(0.3)	$-	$(0.2)	$-

Consolidated:
Net sales	$1,793.8	$2,573.4	$892.6	$1,417.5
Operating income	$185.4	$324.3	$117.2	$181.3
Equity in earnings of equity method investees	$155.9	$0.3	$80.1	$0.2
Long-lived tangible assets	$1,728.6	$1,698.1	$1,728.6	$1,698.1
Investment in equity method investees	$400.9	$161.4	$400.9	$161.4
Total assets	$9,731.1	$9,448.7	$9,731.1	$9,448.7
Capital expenditures	$47.0	$103.1	$29.3	$58.0
Depreciation and amortization	$77.0	$62.2	$38.3	$33.5

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company has adopted this provision of SFAS No. 158 and has provided the required disclosures as of February 28, 2007.  SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009.  The Company does not expect the adoption of the remaining provision of SFAS No. 158 to have a material impact on its consolidated financial statements.

           In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:  (i)  may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii)  is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments.  The Company is required to adopt SFAS No. 159 for fiscal years beginning after February 28, 2009.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

      The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.  The financial information for Second Quarter 2007 and Six Months 2007 (as defined below) has been restated to conform to the new segment presentation.

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

These markets have become increasingly competitive making it difficult for the Company to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years.  In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business.  A recent surplus of Australian wine has made very low cost bulk wine available to retailers which has allowed certain of these large retailers to quickly create and build private label brands in the Australian wine category.  In Australia, the domestic market remains competitive due to the surplus of Australian bulk wine, resulting in pricing pressures on the Company’s products, in particular on the box wine category.

Prior years of record Australian grape harvests have contributed to the surplus of Australian bulk wine.  The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions.  Severe drought conditions continue to affect key wine producing regions of Australia.  The effects of the ongoing drought conditions are expected by many industry projections to impact the size of the calendar 2008 Australian grape harvest.  As a result of the significant reduction in the calendar 2007 Australian grape harvest, the Company has begun to see a reduction in the current surplus and an increase in pricing for Australian bulk wine.  A significant reduction in the calendar 2008 Australian grape harvest may also have a substantial impact on the current surplus and may result in higher pricing for Australian bulk wine.  In the U.S., while the Company expects the calendar 2007 U.S. grape harvest to yield lower levels than the calendar 2006 U.S. grape harvest, the Company expects that the overall supply should remain generally in balance with demand.

For the three months ended August 31, 2007 (“Second Quarter 2008”), the Company’s net sales decreased 37% over the three months ended August 31, 2006 (“Second Quarter 2007”), primarily due to (i)  the formation of Crown Imports on January 2, 2007, and Matthew Clark on April 17, 2007, and the accounting for these investments under the equity method of accounting, and (ii)  the Company’s Constellation Wines segment’s program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008 (as discussed below), partially offset by a favorable foreign currency impact and growth in Canadian net sales.  Operating income decreased 35% over the comparable prior year period resulting primarily from (i)  the decreased imported beer and U.K. wholesale sales discussed above, and (ii) the decreased Constellation Wines segment’s net sales discussed above without a corresponding decrease in promotional, advertising, selling and general and administrative spend within the Constellation Wines segment.  Net income increased 5% over the comparable prior year period primarily due to an increase in equity in earnings of equity method investees in connection primarily with Crown Imports and a decrease in the provision for income taxes, partially offset by the factors discussed above combined with increased interest expense.

For the six months ended August 31, 2007 (“Six Months 2008”), the Company’s net sales decreased 30% over the six months ended August 31, 2006 (“Six Months 2007”), primarily due to (i)  the accounting for the Crown Imports and Matthew Clark investments under the equity method of accounting, and (ii)  the Company’s Constellation Wines segment’s program to reduce distributor wine inventory levels in the U.S., partially offset by net sales of products acquired in the acquisition of Vincor and Svedka Acquisition (see “Acquisitions in Fiscal 2008 and 2007” below) and a favorable foreign currency impact.  Operating income decreased 43% over the comparable prior year period resulting primarily from the decreased imported beer and U.K. wholesale sales discussed above and the decreased Constellation Wines segment’s net sales discussed above without a corresponding decrease in promotional, advertising, selling and general and administrative spend within the Constellation Wines segment, partially offset by the incremental benefit from the acquisition of Vincor and the Svedka Acquisition and lower unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment.  Net income decreased 34% over the comparable prior year period primarily due to the factors discussed above combined with increased interest expense, partially offset by an increase in equity in earnings of equity method investees in connection primarily with Crown Imports.

The Company’s Constellation Wines segment implemented a program to reduce distributor wine inventory levels in the U.S. during the first half of the year ending February 29, 2008 (“Fiscal 2008”), in response to the consolidation of distributors over the past few years and supply chain technology improvements.  As distributors are looking to operate with lower levels of inventory while maintaining appropriate service levels to retailers, the Company has worked closely with its distributors on supply-chain efficiencies, thereby lowering costs for both the Company and its distributors, and ultimately making the Company’s brands more competitive in the marketplace.  The Company substantially completed its reduction of distributor inventory levels during the second quarter of fiscal 2008.  This initiative will have a significant impact on the Company’s Fiscal 2008 financial performance, including a reduction of net sales of approximately $110 million and a reduction in diluted earnings per share of approximately $0.15 per share.

The following discussion and analysis summarizes the significant factors affecting (i)  consolidated results of operations of the Company for Second Quarter 2008 compared to Second Quarter 2007 and Six Months 2008 compared to Six Months 2007 and (ii)  financial liquidity and capital resources for Six Months 2008.  This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for Fiscal 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (“Fiscal 2007”). References to base branded wine net sales and base branded wine gross profit exclude the impact of branded wine acquired in the acquisition of Vincor.  References to base branded spirits net sales and base branded spirits gross profit exclude the impact of branded spirits acquired in the Svedka Acquisition.

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

           Total consideration paid in cash for the Svedka Acquisition was $385.8 million.  In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million.  The purchase price was financed with revolver borrowings under the Company’s 2006 Credit Agreement (as defined below).

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

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million.  In addition, the Company incurred direct acquisition costs of $9.4 million.  At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $320.2 million, resulting in a total transaction value of $1,445.4 million.  The purchase price was financed with borrowings under the Company’s June 2006 Credit Agreement (as defined below).  The results of operations of the Vincor business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Equity Method Investments in Fiscal 2008 and Fiscal 2007

Investment in Matthew Clark

On April 17, 2007, the Company and Punch Taverns plc (“Punch”) commenced operations of a joint venture for the U.K. wholesale business (“Matthew Clark”).  The U.K. wholesale business was formerly owned entirely by the Company.  Under the terms of the arrangement, the Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark.  The joint venture will reinforce Matthew Clark’s position as the U.K.’s largest independent premier drinks wholesaler serving the on-premise drinks industry.  The Company received $185.6 million of cash proceeds from the formation of the joint venture.

Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method.  Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.

Investment in Crown Imports

On July 17, 2006, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, entered into an Agreement to Establish Joint Venture (the “Joint Venture Agreement”) with Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) will be exclusively imported, marketed and sold in the 50 states of the U.S., the District of Columbia and Guam.  In addition, the owners of the Tsingtao and St. Pauli Girl brands transferred exclusive importing, marketing and selling rights with respect to these brands in the U.S. to the joint venture.  On January 2, 2007, the parties completed the closing (the “Closing”) of the transactions contemplated in the Joint Venture Agreement, as amended at Closing.

Pursuant to the Joint Venture Agreement, Barton established Crown Imports LLC, a wholly-owned subsidiary formed as a Delaware limited liability company.  On January 2, 2007, pursuant to a Barton Contribution Agreement, dated July 17, 2006, among Barton, Diblo and Crown Imports LLC, Barton transferred to Crown Imports LLC substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated therewith (the “Barton Contributed Net Assets”).  At the Closing, GModelo Corporation, a Delaware corporation (the “Diblo Subsidiary”), a subsidiary of Diblo joined Barton as a member of Crown Imports LLC, and, in exchange for a 50% membership interest in Crown Imports LLC, contributed cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments.  This imported beers joint venture is referred to hereinafter as “Crown Imports”.

Also on January 2, 2007, Crown Imports and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, entered into an Importer Agreement, pursuant to which Extrade II granted to Crown Imports the exclusive right to import, market and sell the Modelo Brands in the territories mentioned above, and Crown Imports and Marcas Modelo, S.A. de C.V. (“Marcas Modelo”), entered into a Sub-license Agreement, pursuant to which Marcas Modelo granted Crown Imports an exclusive sub-license to use certain trademarks related to the Modelo Brands within this territory.

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

Results of Operations

Second Quarter 2008 Compared to Second Quarter 2007

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Second Quarter 2008 and Second Quarter 2007.

	Second Quarter 2008 Compared to Second Quarter 2007
	Net Sales
	2008	2007	% Increase / (Decrease)
Constellation Wines:
Branded wine	$738.9	$716.5	3%
Wholesale and other	48.9	275.8	(82)%
Constellation Wines net sales	787.8	992.3	(21)%
Constellation Spirits net sales	104.8	83.6	25%
Constellation Beers net sales	-	341.6	(100)%
Crown Imports net sales	722.7	-	N/A
Consolidations and eliminations	(722.7)	-	N/A
Consolidated Net Sales	$892.6	$1,417.5	(37)%

Net sales for Second Quarter 2008 decreased to $892.6 million from $1,417.5 million for Second Quarter 2007, a decrease of $524.9 million, or (37%).  This decrease resulted primarily from a decrease in net sales of $341.6 million and $215.4 million for the Crown Imports and Matthew Clark investments, respectively, which are accounted for under the equity method of accounting, and the Company’s program to reduce distributor wine inventory levels in the U.S., partially offset by a favorable foreign currency impact of $31.4 million, growth in Canadian branded wine net sales of $12.1 million and net sales of branded spirits acquired in the Svedka Acquisition of $11.8 million.

Constellation Wines

Net sales for Constellation Wines decreased to $787.8 million for Second Quarter 2008 from $992.3 million for Second Quarter 2007, a decrease of $204.5 million, or (21%).  Branded wine net sales increased $22.4 million primarily due to a favorable foreign currency impact of $28.0 million, a benefit of $14.5 million due to U.K. branded wine net sales previously sold through the Company’s U.K. wholesale business, and an increase in Canadian branded wine net sales of $12.1 million, partially offset by the lower U.S. base branded wine net sales resulting primarily from the Company’s program to reduce distributor wine inventory levels in the U.S.  The increase in Canadian branded wine net sales is due to the expansion of the Company’s products into the Canadian market.  Wholesale and other net sales decreased $226.9 million primarily due to a decrease of $229.9 million resulting from the accounting for the Matthew Clark investment under the equity method of accounting.

Constellation Spirits

Net sales for Constellation Spirits increased to $104.8 million for Second Quarter 2008 from $83.6 million for Second Quarter 2007, an increase of $21.2 million, or 25%.  This increase resulted primarily from $11.8 million of net sales of branded spirits acquired in the Svedka Acquisition and an increase in base branded spirits net sales of $7.5 million due primarily to higher average selling prices and volume gains.

Constellation Beers

Net sales for Constellation Beers decreased $341.6 million, or (100%), from Second Quarter 2007 as the Crown Imports investment is accounted for under the equity method of accounting.

Gross Profit

The Company’s gross profit decreased to $309.7 million for Second Quarter 2008 from $414.8 million for Second Quarter 2007, a decrease of $105.1 million, or (25%).  The Constellation Wines segment’s gross profit decreased $24.1 million primarily due to (i)  a decrease of $22.2 million resulting from the formation of Matthew Clark on April 17, 2007, and the accounting for this investment under the equity method of accounting and (ii)  lower U.S. branded wine gross profit of $20.1 million resulting from the lower U.S. branded wine net sales primarily as a result of the Company’s program to reduce distributor inventory levels, partially offset by a favorable foreign currency impact of $9.6 million.  The Constellation Spirits segment’s gross profit increased $9.5 million primarily due to increased gross profit of $5.3 million due to the Svedka Acquisition and increased base branded spirits gross profit of $4.2 million resulting from the higher average selling prices and volume gains.  The Constellation Beers segment’s gross profit was down $94.1 million due to the formation of Crown Imports on January 2, 2007, and the accounting for this investment under the equity method of accounting.  In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $3.6 million in Second Quarter 2008 versus Second Quarter 2007.  This decrease resulted primarily from decreased flow through of inventory step-up associated primarily with the acquisition of Vincor.  Gross profit as a percent of net sales increased to 34.7% for Second Quarter 2008 from 29.3% for Second Quarter 2007 primarily due to the benefit of reporting the lower margin U.K. wholesale and imported beer businesses under the equity method of accounting, partially offset by lower margins in the U.S. branded wine business primarily due to the distributor inventory reduction program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $190.5 million for Second Quarter 2008 from $204.4 million for Second Quarter 2007, a decrease of $13.9 million, or (7%).  This decrease is due primarily to a $20.2 million decrease in selling, general and administrative expenses within the Constellation Beers segment as the Crown Imports investment is accounted for under the equity method of accounting, and a reduction in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $17.5 million, partially offset by an increase of $14.8 million in the Constellation Wines segment, an increase of $6.3 million in the Constellation Spirits segment, and an increase of $2.7 million in Corporate Operations and Other.  The decrease in unusual costs was primarily due to financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the acquisition of Vincor and foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor, both recorded in Second Quarter 2007.  The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased advertising expenses of $7.4 million resulting primarily from higher planned brand marketing support in the U.S. and U.K. wine markets, and increased general and administrative expenses of $6.6 million primarily to support the Company’s efforts to improve performance in the U.K.  The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to an increase in selling expenses of $2.6 million and advertising expenses of $2.2 million, resulting primarily from the Svedka Acquisition.  The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is primarily due to the recognition of additional stock-based compensation expense in Second Quarter 2008 of $1.4 million and increased general and administrative expenses to support the Company’s growth.

Selling, general and administrative expenses as a percent of net sales increased to 21.3% for Second Quarter 2008 as compared to 14.4% for Second Quarter 2007 primarily due to (i)  the reporting of the imported beer and U.K. wholesale joint ventures under the equity method of accounting and (ii)  the lower net sales associated with the reduction in the distributor wine inventory levels without a corresponding decrease in selling, general and administrative expenses within the U.S. branded wine business, partially offset by lower unusual costs.

Acquisition-Related Integration Costs

Acquisition-related integration costs decreased to $1.6 million for Second Quarter 2008 from $7.4 million for Second Quarter 2007.  Acquisition-related integration costs for Second Quarter 2008 consisted of costs recorded primarily in connection with the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”).  These costs included $0.3 million of employee-related costs and $1.3 million of facilities and other one-time costs.  Acquisition-related integration costs for Second Quarter 2007 consisted of costs recorded primarily in connection with the Vincor Plan.

For Fiscal 2008, the Company expects to incur total acquisition-related integration costs of $9.0 million primarily in connection with the Vincor Plan.

Restructuring and Related Charges

The Company recorded $0.4 million of restructuring and related charges for Second Quarter 2008 associated primarily with the Company’s worldwide wine reorganizations announced during Fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”) and the Vincor Plan.  Restructuring and related charges included $0.1 million of employee termination benefits, $0.2 million of contract termination costs and $0.1 million of facility consolidation/relocation costs.  In addition, in connection with the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”), the Fiscal 2006 Plan and the Vincor Plan, the Company recorded $2.1 million of accelerated depreciation costs and $0.9 million of other related costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Income.  The Company recorded $21.7 million of restructuring and related charges for Second Quarter 2007 associated primarily with the Fiscal 2007 Wine Plan, the Vincor Plan and the Fiscal 2006 Plan.

For Fiscal 2008, the Company expects to incur total restructuring and related charges of $3.5 million associated with the Fiscal 2006 Plan, the Vincor Plan and costs associated with consolidation of certain spirits production processes in the U.S.  In addition, with respect to the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company expects to incur total accelerated depreciation costs, other charges and inventory write-downs for Fiscal 2008 of $7.1 million, $2.2 million and $0.3 million, respectively.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Second Quarter 2008 and Second Quarter 2007.

	Second Quarter 2008 Compared to Second Quarter 2007
	Operating Income (Loss)
	2008	2007	% Increase (Decrease)
Constellation Wines	$124.9	$163.8	(24)%
Constellation Spirits	20.9	17.7	18%
Constellation Beers	-	73.9	(100)%
Corporate Operations and Other	(20.7)	(18.0)	15%
Crown Imports	157.3	-	N/A
Consolidations and eliminations	(157.3)	-	N/A
Total Reportable Segments	125.1	237.4	(47)%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(7.9)	(56.1)	(86)%
Consolidated Operating Income	$117.2	$181.3	(35)%

As a result of the factors discussed above, consolidated operating income decreased to $117.2 million for Second Quarter 2008 from $181.3 million for Second Quarter 2007, a decrease of $64.1 million, or (35%).  Acquisition-related integration costs, restructuring and related charges and unusual costs of $7.9 million for Second Quarter 2008 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment.  These costs represent the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $2.3 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $2.1 million, acquisition-related integration costs of $1.6 million associated primarily with the Vincor Plan, other related costs and restructuring and related charges associated with the Fiscal 2007 Wine Plan, Fiscal 2006 Plan and the Vincor Plan of $0.9 million and $0.4 million, respectively, the additional loss on the contribution of the U.K. wholesale business of $0.5 million, and the flow through of adverse grape cost of $0.1 million associated with the acquisition of The Robert Mondavi Corporation (“Robert Mondavi”).  Acquisition-related integration costs, restructuring and related charges and unusual costs of $56.1 million for Second Quarter 2007 consist of restructuring and related charges of $21.7 million associated primarily with the Fiscal 2007 Wine Plan; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the acquisition of Vincor; acquisition-related integration costs of $7.4 million associated primarily with the Vincor Plan; the flow through of inventory step-up of $5.9 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor; other related charges of $1.6 million associated primarily with the Fiscal 2006 Plan; accelerated depreciation of $1.3 million associated with the Fiscal 2006 Plan and the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.9 million associated with the acquisition of Robert Mondavi; and additional loss on the sale of the Company's branded bottled water business of $0.1 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $80.1 million in Second Quarter 2008 from $0.2 million in Second Quarter 2007.  This increase is primarily due to the January 2, 2007, consummation of the Crown Imports beer joint venture and the reporting of the results of operations of that joint venture since that date under the equity method of accounting of $78.8 million.

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

Interest Expense, Net

Interest expense, net of interest income of $1.0 million and $1.6 million, for Second Quarter 2008 and Second Quarter 2007, respectively, increased to $86.7 million for Second Quarter 2008 from $72.5 million for Second Quarter 2007, an increase of $14.2 million, or 20%.  The increase resulted primarily from higher average borrowings in Second Quarter 2008 as a result of the funding of the Svedka Acquisition and the $500.0 million of share repurchases (see discussion below).

           Provision for Income Taxes

The Company’s effective tax rate decreased to 34.8% for Second Quarter 2008 from 38.7% for Second Quarter 2007, a decrease of 3.9 percentage points.  The decrease in the Company’s effective tax rate for Second Quarter 2008 is primarily due to reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to existing tax contingencies and related interest.

Net Income

As a result of the above factors, net income increased to $72.1 million for Second Quarter 2008 from $68.4 million for Second Quarter 2007, an increase of $3.7 million, or 5%.

Six Months 2008 Compared to Six Months 2007

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Six Months 2008 and Six Months 2007.

	Six Months 2008 Compared to Six Months 2007
	Net Sales
	2008	2007	% Increase / (Decrease)
Constellation Wines:
Branded wine	$1,358.8	$1,233.7	10%
Wholesale and other	233.3	523.1	(55)%
Constellation Wines net sales	1,592.1	1,756.8	(9)%
Constellation Spirits net sales	201.7	166.9	21%
Constellation Beers net sales	-	649.7	(100)%
Crown Imports net sales	1,380.8	-	N/A
Consolidations and eliminations	(1,380.8)	-	N/A
Consolidated Net Sales	$1,793.8	$2,573.4	(30)%

Net sales for Six Months 2008 decreased to $1,793.8 million from $2,573.4 million for Six Months 2007, a decrease of $779.6 million, or (30%).  This decrease resulted primarily from a decrease in net sales of $649.7 million and $313.3 million for the Crown Imports and Matthew Clark investments, respectively, which are accounted for under the equity method of accounting, and the Company’s program to reduce distributor wine inventory levels in the U.S., partially offset by net sales of products acquired in the acquisition of Vincor and Svedka Acquisition of $133.7 million and $23.4 million, respectively, and a favorable foreign currency impact of $64.2 million.

Constellation Wines

Net sales for Constellation Wines decreased to $1,592.1 million for Six Months 2008 from $1,756.8 million in Six Months 2007, a decrease of $164.7 million, or (9%).  Branded wine net sales increased $125.1 million primarily due to $126.3 million of net sales of branded wine acquired in the acquisition of Vincor, a favorable foreign currency impact of $45.5 million and a benefit of $21.6 million due to U.K. branded wine net sales previously sold through the Company’s U.K. wholesale business, partially offset by the lower U.S. base branded wine net sales resulting primarily from the Company’s program to reduce distributor wine inventory levels in the U.S.  Wholesale and other net sales decreased $289.8 million primarily due to a decrease of $334.9 million resulting from the accounting for the Matthew Clark investment under the equity method of accounting, partially offset by a favorable foreign currency impact of $18.7 million.

Constellation Spirits

Net sales for Constellation Spirits increased to $201.7 million for Six Months 2008 from $166.9 million for Six Months 2007, an increase of $34.8 million, or 21%.  This increase resulted primarily from $23.4 million of net sales of branded spirits acquired in the Svedka Acquisition and an increase in base branded spirits net sales of $8.9 million due primarily to higher average selling prices.

Constellation Beers

Net sales for Constellation Beers decreased $649.7 million, or (100%), from Six Months 2007 as the Crown Imports investment is accounted for under the equity method of accounting.

Gross Profit

The Company’s gross profit decreased to $577.9 million for Six Months 2008 from $733.4 million for Six Months 2007, a decrease of $155.5 million, or (21%).  The Constellation Wines segment’s gross profit increased $8.4 million primarily due to increased gross profit of $53.2 million due to the acquisition of Vincor, partially offset by lower U.S. base branded wine gross profit of $42.0 million resulting from the lower U.S. branded wine net sales primarily as a result of the Company’s program to reduce distributor inventory levels.  The Constellation Spirits segment’s gross profit increased $13.8 million primarily due to increased gross profit of $11.4 million due to the Svedka Acquisition.  The Constellation Beers segment’s gross profit was down $179.4 million due to the formation of Crown Imports on January 2, 2007, and the accounting for this investment under the equity method of accounting.  In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $1.7 million in Six Months 2008 versus Six Months 2007.  This decrease resulted primarily from decreased flow through of inventory step-up of $1.3 million associated primarily with the acquisition of Vincor.  Gross profit as a percent of net sales increased to 32.2% for Six Months 2008 from 28.5% for Six Months 2007 primarily due to the benefit of reporting the lower margin U.K. wholesale and imported beer businesses under the equity method of accounting combined with the sales of higher-margin wine and spirits brands acquired in the acquisition of Vincor and Svedka Acquisition, respectively, partially offset by lower margins in the U.S. branded wine business primarily due to the distributor inventory reduction program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $388.1 million for Six Months 2008 from $377.0 million for Six Months 2007, an increase of $11.1 million, or 3%.  This increase is due to an increase of $57.3 million in the Constellation Wines segment, an increase of $12.5 million in the Constellation Spirits segment, and an increase of $8.2 million in Corporate Operations and Other, partially offset by a $40.4 million decrease in selling, general and administrative expenses within the Constellation Beers segment as the Crown Imports investment is accounted for under the equity method of accounting, and a reduction in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $26.5 million.  The increase in the Constellation Wines segment’s selling, general and administrative expenses is due to increased general and administrative expenses of $21.5 million, advertising expenses of $20.3 million and selling expenses of $15.5 million resulting primarily from the acquisition of Vincor and the recognition of an additional $3.9 million of stock-based compensation expense.  The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to increases in selling expenses of $5.2 million and advertising expenses of $5.1 million resulting primarily from the Svedka Acquisition.  The Corporate Operations and Other segment’s selling, general and administrative expenses increased primarily due to the recognition of additional stock-based compensation expense in Six Months 2008 of $3.8 million and increased general and administrative expenses to support the Company’s growth.  The decrease in unusual costs was primarily due to the recognition in Six Months 2007 of (i)  a $14.2 million loss on the sale of the Company’s branded bottled water business, (ii)  financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the acquisition of Vincor; and (iii)  foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor, partially offset by the recognition of a $6.6 million loss in Six Months 2008 in connection with the contribution of the Company’s U.K. wholesale business to the Matthew Clark joint venture.

Selling, general and administrative expenses as a percent of net sales increased to 21.6% for Six Months 2008 as compared to 14.6% for Six Months 2007 primarily due to (i)  the reporting of the imported beer and U.K. wholesale joint ventures under the equity method of accounting, (ii)  the lower net sales associated with the reduction in the distributor wine inventory levels without a corresponding decrease in selling, general and administrative expenses within the U.S. branded wine business and (iii) increased stock-based compensation expense, partially offset by lower unusual costs.

Acquisition-Related Integration Costs

Acquisition-related integration costs decreased to $3.6 million for Six Months 2008 from $8.1 million for Six Months 2007.  Acquisition-related integration costs for Six Months 2008 consisted of costs recorded primarily in connection with the Vincor Plan.  These costs included $0.7 million of employee-related costs and $2.9 million of facilities and other one-time costs.  Acquisition-related integration costs for Six Months 2007 consisted of costs recorded in connection with the Vincor Plan and the Company’s plan to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”) of $7.5 million and $0.6 million, respectively.

For Fiscal 2008, the Company expects to incur total acquisition-related integration costs of $9.0 million primarily in connection with the Vincor Plan.

Restructuring and Related Charges

The Company recorded $0.8 million of restructuring and related charges for Six Months 2008 associated primarily with the Fiscal 2006 Plan.  Restructuring and related charges included $0.1 million of employee termination benefit costs, $0.4 million of contract termination costs and $0.3 million of facility consolidation/relocation costs.  In addition, in connection with the Company’s Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company recorded (i)  $4.2 million of accelerated depreciation costs and $0.1 million of inventory write-downs and (ii)  $1.4 million of other related costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Income.  The Company recorded $24.0 million of restructuring and related charges for Six Months 2007 associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan.

For Fiscal 2008, the Company expects to incur total restructuring and related charges of $3.5 million associated with the Fiscal 2006 Plan, the Vincor Plan and costs associated with consolidation of certain spirits production processes in the U.S.  In addition, with respect to the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company expects to incur total accelerated depreciation costs, other charges and inventory write-downs for Fiscal 2008 of $7.1 million, $2.2 million and $0.3 million, respectively.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Six Months 2008 and Six Months 2007.

	Six Months 2008 Compared to Six Months 2007
	Operating Income (Loss)
	2008	2007	% Increase (Decrease)
Constellation Wines	$211.1	$260.0	(19)%
Constellation Spirits	36.7	35.4	4%
Constellation Beers	-	139.0	(100)%
Corporate Operations and Other	(40.4)	(32.2)	25%
Crown Imports	303.6	-	N/A
Consolidations and eliminations	(303.6)	-	N/A
Total Reportable Segments	207.4	402.2	(48)%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(22.0)	(77.9)	(72)%
Consolidated Operating Income	$185.4	$324.3	(43)%

As a result of the factors discussed above, consolidated operating income decreased to $185.4 million for Six Months 2008 from $324.3 million for Six Months 2007, a decrease of $138.9 million, or (43%).  Acquisition-related integration costs, restructuring and related charges and unusual costs of $22.0 million for Six Months 2008 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment.  These costs represent the loss on the contribution of the U.K. wholesale business of $6.6 million, the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $5.2 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $4.2 million, acquisition-related integration costs of $3.6 million associated primarily with the Vincor Plan, other related costs, restructuring and related charges and inventory write-offs associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan and the Vincor Plan of $1.4 million, $0.8 million and $0.1 million, respectively, and the flow through of adverse grape cost of $0.1 million associated with the acquisition of Robert Mondavi.  Acquisition-related integration costs, restructuring and related charges and unusual costs of $77.9 million for Six Months 2007 represent restructuring and related charges of $24.0 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; loss on sale of the branded bottled water business of $14.2 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the acquisition of Vincor; acquisition-related integration costs of $8.1 million associated with the Vincor Plan and Robert Mondavi Plan; the flow through of inventory step-up of $6.5 million associated with the Company’s acquisitions of Vincor and Robert Mondavi; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the acquisition of Vincor; other related costs of $3.1 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $2.4 million associated with the acquisition of Robert Mondavi; and accelerated depreciation of $2.4 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $155.9 million in Six Months 2008 from $0.3 million in Six Months 2007.  This increase is primarily due to the January 2, 2007, consummation of the Crown Imports beer joint venture and the reporting of the results of operations of that joint venture since that date under the equity method of accounting of $152.2 million.

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

Interest Expense, Net

Interest expense, net of interest income of $1.4 million and $2.5 million, for Six Months 2008 and Six Months 2007, respectively, increased to $166.4 million for Six Months 2008 from $121.2 million for Six Months 2007, an increase of $45.2 million, or 37%.  The increase resulted primarily from higher average borrowings in Six Months 2008 as a result of the funding of the acquisition of Vincor and the Svedka Acquisition, and the $500.0 million of share repurchases.

Provision for Income Taxes

The Company’s effective tax rate increased to 41.7% for Six Months 2008 from 40.5% for Six Months 2007, an increase of 1.2 percentage points.  The increase in the Company’s effective tax rate for Six Months 2008 is primarily due to the recognition of a nondeductible pretax loss in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and increases to existing tax contingencies and related interest, partially offset by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions.

Net Income

As a result of the above factors, net income decreased to $101.9 million for Six Months 2008 from $153.9 million for Six Months 2007, a decrease of $52.0 million, or (34%).

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

Six Months 2008 Cash Flows

Operating Activities

Net cash provided by operating activities for Six Months 2008 was $177.7 million, which resulted primarily from $101.9 million of net income, plus $107.0 million of net non-cash items charged to the Consolidated Statement of Income, $45.4 million increase in accrued income taxes payable and $11.9 million increase in accrued interest, partially offset by $56.6 million from an increase in accounts receivable and $31.2 million of other items.

The net non-cash items consisted primarily of depreciation of property, plant and equipment and stock-based compensation expense.  The increase in accrued income taxes payable is due to timing of payments and the increase in accrued interest is due to the issuance of the May 2007 Senior Notes (as defined below).  The increase in accounts receivable is primarily due to seasonality as January and February are typically the Company’s lowest selling months.  The other items consist primarily of $17.0 million of non-cash gains on foreign currency denominated intercompany balances, which are offset in the income statement by losses on derivative instruments designed to economically hedge such foreign currency risks, and $10.1 million of non-cash gains on derivative instruments designed to economically hedge foreign currency risks associated with the earnings of foreign subsidiaries.

           Investing Activities

Net cash used in investing activities for Six Months 2008 was $245.8 million, which resulted primarily from the use of $385.4 million for the Svedka Acquisition, net of cash acquired, and $47.0 million of capital expenditures, partially offset by $185.6 million of net proceeds from the formation of the U.K. wholesale joint venture.

Financing Activities

Net cash provided by financing activities for Six Months 2008 was $67.7 million resulting primarily from proceeds from issuance of long-term debt of $716.1 million, partially offset by purchases of treasury stock of $500.0 million and principal payments of long-term debt of $163.1 million.

Share Repurchases

During February 2006, the Company’s Board of Directors replenished a June 1998 Board of Directors authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock.  During the second and third quarters of fiscal 2007, the Company repurchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share.  The Company used revolver borrowings under the June 2006 Credit Agreement to pay the purchase price for these shares.  During February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock.  During Six Months 2008, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007.  The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction.  The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares.  The repurchased shares have become treasury shares.

Debt

Total debt outstanding as of August 31, 2007, amounted to $4,749.0 million, an increase of $563.5 million from February 28, 2007.  The ratio of total debt to total capitalization increased to 59.8% as of August 31, 2007, from 55.1% as of February 28, 2007.

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

As of August 31, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of fiscal 2008 and for each of the five succeeding fiscal years are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$-	$-	$-
2009	210.0	2.0	212.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	-	1,426.0	1,426.0
	$930.0	$1,440.0	$2,370.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin.  The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility.  As of August 31, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

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

As of August 31, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 6.6%, tranche B term loans of $1.44 billion bearing an interest rate of 6.9%, revolving loans of $17.0 million bearing an interest rate of 5.8%, outstanding letters of credit of $33.9 million, and $849.1 million in revolving loans available to be drawn.

As of September 30, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 6.8%, tranche B term loans of $1.44 billion bearing an interest rate of 7.2%, revolving loans of $66.5 million bearing an interest rate of 6.0%, outstanding letters of credit of $33.9 million, and $799.6 million in revolving loans available to be drawn.

As of August 31, 2007, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010.  For Six Months 2008 and Six Months 2007, the Company reclassified $3.5 million, net of tax effect of $2.3 million, and $2.3 million, net of tax effect of $1.5 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income.  For Second Quarter 2008 and Second Quarter 2007, the Company reclassified $1.7 million, net of tax effect of $1.1 million, and $1.5 million, net of tax effect of $1.0 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income.  This non-cash operating activity is included on the other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior Notes

As of August 31, 2007, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”).  In addition, as of August 31, 2007, the Company had outstanding £154.0 million ($310.4 million, net of $0.2 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”).  The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

In addition, as of August 31, 2007, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”).  The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of August 31, 2007, the Company had outstanding $693.6 million (net of $6.4 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”).  The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points.

On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”).  The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement.  Interest on the May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007.  The May 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest to the redemption date, plus a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points.  The May 2007 Senior Notes are unsecured senior obligations and rank equally in right of payment to all existing and future unsecured senior indebtedness of the Company.  Certain of the Company’s significant U.S. operating subsidiaries guarantee the May 2007 Senior Notes, on an unsecured senior basis.  As of August 31, 2007, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

In connection with the issuance of the May 2007 Senior Notes, the Company entered into a registration rights agreement.  Pursuant to the registration rights agreement, the Company agreed to, among other things, (i) file a registration statement with respect to an offer to exchange the May 2007 Senior Notes for new, registered notes of the Company with otherwise identical terms within 395 days after the issue date of the May 2007 Senior Notes; (ii) have the registration statement declared effective within 485 days after such issue date; and (iii) consummate the exchange offer within 525 days after such issue date.  If any such event does not occur, then additional cash interest will accrue on the May 2007 Senior Notes at the rate of 0.25% per year for the first 90-day period immediately following the event of default, increasing by an additional 0.25% per year for each subsequent 90-day period up to a maximum of 1.00% per year until the event of default is cured or, in the absence of a completed exchange offer, the May 2007 Senior Notes either (i) are registered for resale as required under the registration rights agreement or (ii) become freely tradeable without registration.  As of August 31, 2007, the Company has not recorded any liability for any such additional cash interest as the Company has determined that the likelihood of failing to meet the Company's obligations under the registration rights agreement is remote.

Senior Subordinated Notes

As of August 31, 2007, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”).  The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.

Subsidiary Credit Facilities

The Company has additional credit arrangements totaling $434.9 million as of August 31, 2007.  These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations.  Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.  As of August 31, 2007, amounts outstanding under these arrangements were $206.0 million.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company adopted this provision of SFAS No. 158 and provided the required disclosures as of February 28, 2007.  SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009.  The Company does not expect the adoption of the remaining provision of SFAS No. 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:  (i)  may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii)  is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments.  The Company is required to adopt SFAS No. 159 for fiscal years beginning after February 28, 2009.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S.  As of August 31, 2007, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of August 31, 2007, and August 31, 2006, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,295.6 million and $2,195.3 million, respectively. Approximately 76.3% of the Company’s total exposures were hedged as of August 31, 2007.  Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2007, and August 31, 2006, the fair value of open foreign exchange contracts would have been decreased by $165.1 million and $140.2 million, respectively.  Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk.  The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,223.1 million and $1,528.6 million as of August 31, 2007, and August 31, 2006, respectively.  A hypothetical 1% increase from prevailing interest rates as of August 31, 2007, and August 31, 2006, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $105.6 million and $70.8 million, respectively.

As of August 31, 2007, and August 31, 2006, the Company had outstanding interest rate swap agreements to minimize interest rate volatility.  The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010.  A hypothetical 1% increase from prevailing interest rates as of August 31, 2007, and August 31, 2006, would have increased the fair value of the interest rate swaps by $28.3 million and $41.8 million, respectively.

In addition to the $2,223.1 million and $1,528.6 million estimated fair value of fixed rate debt outstanding as of August 31, 2007, and August 31, 2006, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of August 31, 2007, and August 31, 2006, of $2,519.8 million and $2,845.0 million, respectively.  Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of August 31, 2007, and August 31, 2006, is $25.2 million and $28.5 million, respectively.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
June 1 – 30, 2007	-		$-		-		$-
July 1 – 31, 2007	933,206	(2)	-	(2)	933,206	(2)	-
August 1 – 31, 2007	-		-		-		-
Total	933,206		$-		933,206		$-

(1)
As announced on March 1, 2007, during February 2007 the Company’s Board of Directors authorized the repurchase from time to time of up to $500.0 million of the Company’s Class A and Class B Common Stock (the “2007 Authorization”).  The Board of Directors did not specify a date upon which this authorization would expire.  The accelerated share repurchase transaction described in footnote (2) and the other purchases previously reported by the Company have utilized fully the 2007 Authorization.

(2)
On July 26, 2007, the Company received 933,206 shares of Class A Common Stock pursuant to a Confirmation, dated May 6, 2007, between the Company and Citibank, N.A. (“Citibank”) with respect to an accelerated share repurchase of the Company’s Class A Common Stock (the “Confirmation”).  Pursuant to the Confirmation, the Company paid Citibank a fixed purchase price of $421,079,174 on May 8, 2007, in exchange for 16,899,062 shares of Class A Common Stock.  In connection with its acceleration of the end of the pricing period, Citibank delivered 933,206 additional shares of the Company’s Class A Common Stock to the Company on July 26, 2007, for no additional consideration based on the application of a formula set forth in the Confirmation.  After giving effect to the additional shares delivered on July 26, 2007, the average purchase price for the total number of shares delivered pursuant to the Confirmation was $23.6133 per share.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 26, 2007 (the “Annual Meeting”), the holders of the Company’s Class A Common Stock (the “Class A Stock”), voting as a separate class, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company’s Class A Stock and Class B Common Stock (the “Class B Stock”), voting together as a single class with holders of Class A Stock having one (1) vote per share and holders of Class B Stock having ten (10) votes per share, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock and Class B Stock voting together as a single class.

In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon a proposal to ratify the selection of KPMG LLP, Certified Public Accountants, as the Company’s independent public accountants for the fiscal year ending February 29, 2008, a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock from 300,000,000 shares to 315,000,000 shares, a proposal to approve the amendment and restatement of the Company’s Long-Term Stock Incentive Plan, and a proposal to approve the amendment and restatement of the Company’s Annual Management Incentive Plan.

Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

I.	The results of the voting for the election of Directors of the Company are as follows:

	Directors Elected by the Holders of Class A Stock:

	Nominee	For	Withheld
	Thomas C. McDermott	149,944,926	15,832,211
	Paul L. Smith	149,924,221	15,852,916

	Directors Elected by the Holders of Class A Stock and Class B Stock:

	Nominee	For	Withheld
	Barry A. Fromberg	399,843,846	2,979,611
	Jeananne K. Hauswald	387,033,643	15,789,814
	James A. Locke III	348,275,756	54,547,701
	Richard Sands	398,725,240	4,098,217
	Robert Sands	396,895,025	5,928,432
	Peter H. Soderberg	384,797,655	18,025,802

II.	The selection of KPMG LLP was ratified with the following votes:

	For:	401,176,368
	Against:	562,063
	Abstain:	1,084,944
	Broker Nonvotes:	82

III.	The Amendment to the Company’s Certificate of Incorporation was approved with the following votes:

	For:	396,281,716
	Against:	5,287,747
	Abstain:	1,253,105
	Broker Nonvotes:	889

IV.	The amendment and restatement of the Company’s Long-Term Stock Incentive Plan was approved with the following votes:

	For:	280,885,568
	Against:	89,457,946
	Abstain:	1,948,236
	Broker Nonvotes:	30,531,707

V.	The amendment and restatement of the Company’s Annual Management Incentive Plan was approved with the following votes:

	For:	364,022,751
	Against:	6,549,920
	Abstain:	1,712,486
	Broker Nonvotes:	30,538,300

Item 6.    Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 60 of this report.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: October 10, 2007	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: October 10, 2007	By:	/s/ Robert Ryder
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

4.12

Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

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

4.14

Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference). #

4.15

Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

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

4.20

Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

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

4.28

Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

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

4.32

Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

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

10.1

First Amendment to the Constellation Brands, Inc. 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *

10.2

Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.3

Form of Terms and Conditions Memorandum for Employees with respect to the Constellation Brands, Inc. Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.4

Form of Terms and Conditions Memorandum for Directors with respect to the Constellation Brands, Inc. Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.5

Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.6

Description of Compensation Arrangements for Non-Management Directors (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 2, 2007, filed October 4, 2007 and incorporated herein by reference).*

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