Form 10-Q
period 2007-11-30
CONSTELLATION BRANDS, INC.
filed 2008-01-09
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2007, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, Par Value $.01 Per Share	191,830,481
Class B Common Stock, Par Value $.01 Per Share	23,798,838

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30,	February 28,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash investments	$24.9	$33.5
Accounts receivable, net	938.5	881.0
Inventories	2,041.4	1,948.1
Prepaid expenses and other	142.7	160.7
Total current assets	3,147.5	3,023.3
PROPERTY, PLANT AND EQUIPMENT, net	1,791.9	1,750.2
GOODWILL	3,427.9	3,083.9
INTANGIBLE ASSETS, net	1,252.7	1,135.4
OTHER ASSETS, net	573.6	445.4
Total assets	$10,193.6	$9,438.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$101.7	$153.3
Current maturities of long-term debt	366.9	317.3
Accounts payable	350.8	376.1
Accrued excise taxes	107.9	73.7
Other accrued expenses and liabilities	667.3	670.7
Total current liabilities	1,594.6	1,591.1
LONG-TERM DEBT, less current maturities	4,235.2	3,714.9
DEFERRED INCOME TAXES	498.2	474.1
OTHER LIABILITIES	352.9	240.6
STOCKHOLDERS' EQUITY:
Class A Common Stock, $.01 par value- Authorized, 315,000,000 shares; Issued, 220,992,674 shares at November 30, 2007, and 219,090,309 shares at February 28, 2007	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,811,638 shares at November 30, 2007, and 28,831,138 shares at February 28, 2007	0.3	0.3
Additional paid-in capital	1,327.5	1,271.1
Retained earnings	2,140.8	1,919.3
Accumulated other comprehensive income	665.5	349.1
	4,136.3	3,542.0
Less: Treasury stock -
Class A Common Stock, 29,200,733 shares at November 30, 2007, and 8,046,370 shares at February 28, 2007, at cost	(621.4)	(122.3)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2007, and February 28, 2007, at cost	(2.2)	(2.2)
	(623.6)	(124.5)
Total stockholders' equity	3,512.7	3,417.5
Total liabilities and stockholders' equity	$10,193.6	$9,438.2

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006

SALES	$3,749.7	$4,979.3	$1,406.4	$1,834.2
Less - Excise taxes	(861.1)	(905.1)	(311.6)	(333.4)
Net sales	2,888.6	4,074.2	1,094.8	1,500.8
COST OF PRODUCT SOLD	(1,918.8)	(2,895.6)	(702.9)	(1,055.6)
Gross profit	969.8	1,178.6	391.9	445.2
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(580.2)	(574.8)	(192.1)	(197.8)
ACQUISITION-RELATED INTEGRATION COSTS	(5.2)	(17.6)	(1.6)	(9.5)
RESTRUCTURING AND RELATED CHARGES	(0.7)	(26.1)	0.1	(2.1)
Operating income	383.7	560.1	198.3	235.8
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	230.1	10.7	74.2	10.4
INTEREST EXPENSE, net	(248.8)	(194.3)	(82.4)	(73.1)
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENT	-	55.1	-	-
Income before income taxes	365.0	431.6	190.1	173.1
PROVISION FOR INCOME TAXES	(143.5)	(169.9)	(70.5)	(65.3)
NET INCOME	221.5	261.7	119.6	107.8
Dividends on preferred stock	-	(4.9)	-	-
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$221.5	$256.8	$119.6	$107.8

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.02	$1.14	$0.56	$0.47
Basic - Class B Common Stock	$0.92	$1.04	$0.51	$0.42

Diluted - Class A Common Stock	$0.99	$1.09	$0.55	$0.45
Diluted - Class B Common Stock	$0.91	$1.00	$0.50	$0.41

Weighted average common shares outstanding:
Basic - Class A Common Stock	196.191	203.113	191.578	209.524
Basic - Class B Common Stock	23.817	23.845	23.809	23.837

Diluted - Class A Common Stock	224.093	239.889	219.432	239.396
Diluted - Class B Common Stock	23.817	23.845	23.809	23.837

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)
	For the Nine Months Ended November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221.5	$261.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	109.3	92.2
Deferred tax provision	29.9	31.5
Stock-based compensation expense	24.1	12.1
Equity in earnings of equity method investees, net of distributed earnings	10.5	(7.2)
Amortization of intangible and other assets	8.2	6.0
Loss on disposal of business	6.8	16.9
(Gain) loss on disposal or impairment of long-lived assets, net	(4.9)	10.7
Gain on change in fair value of derivative instrument	-	(55.1)
Non-cash portion of loss on extinguishment of debt	-	11.8
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(200.2)	(275.7)
Inventories	(58.5)	(147.7)
Prepaid expenses and other current assets	10.7	(45.1)
Accounts payable	48.7	172.0
Accrued excise taxes	46.9	13.3
Other accrued expenses and liabilities	54.8	19.5
Other, net	(55.5)	(3.7)
Total adjustments	30.8	(148.5)
Net cash provided by operating activities	252.3	113.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(389.7)	(1,093.7)
Purchases of property, plant and equipment	(79.5)	(135.6)
Payment of accrued earn-out amount	(4.0)	(3.7)
Investment in equity method investee	(1.5)	-
Proceeds from formation of joint venture	185.6	-
Proceeds from sales of assets	8.7	8.8
Proceeds from sales of businesses	3.0	28.4
Proceeds from maturity of derivative instrument	-	55.1
Other investing activities	-	(0.4)
Net cash used in investing activities	(277.4)	(1,141.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	716.1	3,695.0
Exercise of employee stock options	17.7	51.3
Excess tax benefits from share-based payment awards	11.4	16.9
Proceeds from employee stock purchases	3.0	3.3
Purchases of treasury stock	(500.0)	(100.0)
Principal payments of long-term debt	(168.6)	(2,780.3)
Net (repayment of) proceeds from notes payable	(57.6)	210.5
Payment of financing costs of long-term debt	(6.1)	(20.2)
Payment of preferred stock dividends	-	(7.3)
Net cash provided by financing activities	15.9	1,069.2

Effect of exchange rate changes on cash and cash investments	0.6	(17.5)

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(8.6)	23.8
CASH AND CASH INVESTMENTS, beginning of period	33.5	10.9
CASH AND CASH INVESTMENTS, end of period	$24.9	$34.7

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$431.1	$1,736.9
Liabilities assumed	(40.0)	(609.6)
Net assets acquired	391.1	1,127.3
Plus - settlement of note payable	-	2.3
Plus - payment of direct acquisition costs previously accrued	0.4	-
Less - cash acquired	(1.6)	(34.9)
Less - direct acquisition costs accrued	(0.2)	(1.0)
Net cash paid for purchases of businesses	$389.7	$1,093.7
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007

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

Total consideration paid in cash for the Svedka Acquisition was $385.8 million.  In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million.  The purchase price was financed with revolver borrowings under the Company’s June 2006 Credit Agreement (as defined in Note 8), as amended in February 2007.  In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition.  The purchase price was based primarily on the estimated future operating results of the Svedka business, including the factors described above.

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

(in millions)
Current assets	$20.1
Property, plant and equipment	0.1
Goodwill	349.7
Trademark	36.4
Other assets	20.7
Total assets acquired	427.0

Current liabilities	23.8
Long-term liabilities	16.1
Total liabilities assumed	39.9

Net assets acquired	$387.1

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

Total consideration paid in cash to the Vincor shareholders was $1,115.8 million.  In addition, the Company incurred direct acquisition costs of $9.4 million.  At closing, the Company also assumed outstanding indebtedness of Vincor, net of cash acquired, of $320.2 million.  The purchase price was financed with borrowings under the Company’s June 2006 Credit Agreement.  In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition.  The purchase price was based primarily on the estimated future operating results of the Vincor business, including the factors described above, as well as an estimated benefit from operating cost synergies.

In connection with the acquisition of Vincor, the Company entered into a foreign currency forward contract to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness in April 2006.  During the nine months ended November 30, 2006, the Company recorded a gain of $55.1 million in connection with this derivative instrument.  Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, a transaction that involves a business combination is not eligible for hedge accounting treatment.  As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

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

The following table sets forth the unaudited historical results of operations and the unaudited pro forma results of operations of the Company for the nine months and three months ended November 30, 2007, and November 30, 2006, respectively.  Unaudited pro forma results of operation of the Company for the nine months and three months ended November 30, 2007, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2006, as they are not significant.  The unaudited pro forma results of operations for the nine months and three months ended November 30, 2006, give effect to the Svedka Acquisition and the acquisition of Vincor as if they occurred on March 1, 2006.  The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects.  The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.  The unaudited pro forma results of operations for the nine months ended November 30, 2006, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition.  The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006
(in millions, except per share data)
Net sales	$2,888.6	$4,225.4	$1,094.8	$1,512.9
Income before income taxes	$365.0	$373.6	$190.1	$168.2
Net income	$221.5	$223.3	$119.6	$104.6
Income available to common stockholders	$221.5	$218.4	$119.6	$104.6

Earnings per common share – basic:
Class A Common Stock	$1.02	$0.97	$0.56	$0.45
Class B Common Stock	$0.92	$0.88	$0.51	$0.41
Earnings per common share – diluted:
Class A Common Stock	$0.99	$0.93	$0.55	$0.44
Class B Common Stock	$0.91	$0.85	$0.50	$0.40

Weighted average common shares outstanding – basic:
Class A Common Stock	196.191	203.113	191.578	209.524
Class B Common Stock	23.817	23.845	23.809	23.837
Weighted average common shares outstanding – diluted:
Class A Common Stock	224.093	239.889	219.432	239.396
Class B Common Stock	23.817	23.845	23.809	23.837

4)	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2007	February 28, 2007
(in millions)
Raw materials and supplies	$117.3	$106.5
In-process inventories	1,304.5	1,264.4
Finished case goods	619.6	577.2
	$2,041.4	$1,948.1

5)	GOODWILL:

The changes in the carrying amount of goodwill for the nine months ended November 30, 2007, are as follows:

	Constellation Wines	Constellation Spirits	Crown Imports	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2007	$2,939.5	$144.4	$13.0	$(13.0)	$3,083.9
Purchase accounting allocations	(10.4)	349.7	-	-	339.3
Foreign currency translation adjustments	144.3	2.6	-	-	146.9
Purchase price earn-out	1.2	-	-	-	1.2
Disposal of business	(143.4)	-	-	-	(143.4)
Balance, November 30, 2007	$2,931.2	$496.7	$13.0	$(13.0)	$3,427.9

The Constellation Spirits segment’s purchase accounting allocations totaling $349.7 million consist of purchase accounting allocations associated with the Svedka Acquisition.  The Constellation Wines segment’s purchase accounting allocations totaling ($10.4) million consist primarily of a reduction of $17.0 million in connection with an adjustment to income taxes payable acquired in a prior acquisition, partially offset by final purchase accounting allocations associated with the acquisition of Vincor of $6.7 million.  The Constellation Wines segment’s disposal of business of $143.4 million consists of the Company’s reduction of goodwill in connection with the Company’s contribution of its U.K. wholesale business associated with the formation of a joint venture with Punch Taverns plc (“Punch”) (see Note 7).

6)         INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2007		February 28, 2007
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$57.0	$52.7	$32.9	$31.3
Distribution agreements	11.1	6.4	19.9	6.9
Other	3.4	1.8	2.4	1.1
Total	$71.5	60.9	$55.2	39.3

Nonamortizable intangible assets:
Trademarks		1,187.6		1,091.9
Agency relationships		4.2		4.2
Total		1,191.8		1,096.1
Total intangible assets		$1,252.7		$1,135.4

The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.  Amortization expense for intangible assets was $3.4 million and $2.1 million for the nine months ended November 30, 2007, and November 30, 2006, respectively, and $1.2 million and $0.8 million for the three months ended November 30, 2007, and November 30, 2006, respectively.  Estimated amortization expense for the remaining three months of fiscal 2008 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2008	$1.2
2009	$4.7
2010	$4.7
2011	$4.6
2012	$4.0
2013	$3.8
Thereafter	$37.9

7)	OTHER ASSETS:

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

Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method.  Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.  As of November 30, 2007, the Company’s investment in Matthew Clark was $76.3 million.

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

Upon commencement of operations of the joint venture, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method.  Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line in the Company’s Consolidated Statements of Income from the date of investment.  As of November 30, 2007, the Company’s investment in Crown Imports was $143.3 million.  The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party.  The Company has received $234.0 million and $78.0 million of cash distributions from Crown Imports for the nine months and three months ended November 30, 2007, respectively, all of which represent distributions of equity in earnings.

Summary financial information for Crown Imports for the nine months and three months ended November 30, 2007, is presented below.  The amounts shown represent 100% of Crown Imports consolidated operating results.

	For the Nine Months Ended November 30, 2007	For the Three Months Ended November 30, 2007
(in millions)
Net sales	$1,928.5	$547.7
Gross profit	$599.7	$175.7
Net income	$427.3	$123.4

8)	BORROWINGS:

Senior credit facility -
In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”).  On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”).  The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement”.  The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011.  Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the acquisition of Vincor and to repay certain indebtedness of Vincor.  The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

As of November 30, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2008 and for each of the five succeeding fiscal years are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$-	$-	$-
2009	210.0	2.0	212.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	-	1,426.0	1,426.0
	$930.0	$1,440.0	$2,370.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin.  The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility.  As of November 30, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The February 23, 2007, amendment amended the June 2006 Credit Agreement to, among other things, (i)  increase the revolving credit facility from $500.0 million to $900.0 million, which increased the aggregate credit facilities from $3.5 billion to $3.9 billion; (ii)  increase the aggregate amount of cash payments the Company is permitted to make in respect or on account of its capital stock; (iii)  remove certain limitations on the incurrence of senior unsecured indebtedness and the application of proceeds thereof; (iv)  increase the maximum permitted total “Debt Ratio” and decrease the required minimum “Interest Coverage Ratio”; and (v)  eliminate the “Senior Debt Ratio” covenant and the “Fixed Charges Ratio” covenant.  The November 19, 2007, amendment clarified certain provisions governing the incurrence of senior unsecured indebtedness and the application of proceeds thereof under the June 2006 Credit Agreement, as previously amended.

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

As of November 30, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 6.4%, tranche B term loans of $1,440.0 million bearing an interest rate of 6.6%, revolving loans of $16.5 million bearing an interest rate of 5.3%, outstanding letters of credit of $35.2 million, and $848.3 million in revolving loans available to be drawn.

As of November 30, 2007, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010.  For the nine months ended November 30, 2007, and November 30, 2006, the Company reclassified $5.8 million, net of tax effect of $3.8 million, and $4.1 million, net of tax effect of $2.7 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income.  For the three months ended November 30, 2007, and November 30, 2006, the Company reclassified $2.2 million, net of tax effect of $1.4 million, and $1.8 million, net of tax effect of $1.2 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income.  This non-cash operating activity is included on the other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior notes –
On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”).  The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement.  Interest on the May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007.  The May 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest to the redemption date, plus a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points.  The May 2007 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company.  Certain of the Company’s significant U.S. operating subsidiaries guarantee the May 2007 Senior Notes, on a senior unsecured basis.  As of November 30, 2007, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.  In December 2007, the Company initiated an offer to holders of its May 2007 Senior Notes to exchange such notes with new senior notes that have terms that are substantially identical in all material respects to the May 2007 Senior Notes, except that the new senior notes will be registered under the Securities Act of 1933, as amended.  The offer to exchange is currently set to expire on January 10, 2008.

Subsidiary credit facilities –
The Company has additional credit arrangements totaling $464.4 million as of November 30, 2007.  These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations.  Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.  As of November 30, 2007, amounts outstanding under these arrangements were $155.1 million.

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

Various U.S. federal, state, and foreign income tax examinations are currently in progress.  It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation.  At this time, an estimate of the range of reasonably possible outcomes cannot be made.  The Company files U.S. federal income tax returns and various state, local and foreign income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to February 29, 2000.

The Company’s effective tax rate for the nine months ended November 30, 2007, and November 30, 2006, was 39.3% and 39.4%, respectively.  The slight decrease in the Company’s effective tax rate for the nine months ended November 30, 2007, is primarily due to reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions offset by the recognition of a nondeductible pretax loss in connection with the Company’s contribution of its U.K. wholesale business and increases to existing tax contingencies and related interest.

The Company’s effective tax rate for the three months ended November 30, 2007, and November 30, 2006, was 37.1% and 37.7%, respectively.  The decrease in the Company’s effective tax rate for the three months ended November 30, 2007, is primarily due to reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to existing tax contingencies and related interest.

10)	RETIREMENT SAVINGS PLANS AND POSTRETIREMENT BENEFIT PLANS:

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s defined benefit pension plans include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006
(in millions)
Service cost	$3.9	$3.4	$1.4	$2.3
Interest cost	18.7	16.0	6.4	6.3
Expected return on plan assets	(22.4)	(18.5)	(7.7)	(7.6)
Plan participants’ contributions	-	(0.5)	-	(0.5)
Amortization of prior service cost	0.3	0.2	0.1	0.1
Recognized net actuarial loss	6.5	4.6	2.2	2.0
Net periodic benefit cost	$7.0	$5.2	$2.4	$2.6

Net periodic benefit costs reported in the Consolidated Statements of Income for the Company’s unfunded postretirement benefit plans include the following components:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006
(in millions)
Service cost	$0.2	$0.2	$0.1	$0.1
Interest cost	0.3	0.2	0.1	0.1
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	-	-	-	-
Net periodic benefit cost	$0.5	$0.4	$0.2	$0.2

Contributions of $8.6 million have been made by the Company to fund its defined benefit pension plans for the nine months ended November 30, 2007.  The Company presently anticipates contributing an additional $3.2 million to fund its defined benefit pension plans during the year ending February 29, 2008, resulting in total employer contributions of $11.8 million for the year ending February 29, 2008.

11)	STOCKHOLDERS’ EQUITY:

Stock repurchase –
In February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock.  During the nine months ended November 30, 2007, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007.  The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction.  The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares.  The repurchased shares have become treasury shares.

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

Class 1 Common Stock –
Subsequent to November 30, 2007, the Company filed a Restated Certificate of Incorporation (the “Restated Certificate”) which created a new class of common stock consisting of 15,000,000 shares of Class 1 Common Stock, $0.01 par value per share (the “Class 1 Common Stock”), effective December 6, 2007.  The Restated Certificate increased the aggregate number of authorized shares of the Company’s common and preferred stock to 361,000,000 shares.  While the aggregate number of authorized shares of the Company’s common and preferred stock has been increased by the Restated Certificate, the Company’s ability to actually issue more shares has not been increased.  Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, the Company must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock.  This requirement effectively reduces the number of shares of Class A Common Stock that the Company may issue by the number of shares of Class 1 Common Stock that the Company issues.  Because the number of authorized shares of Class A Common Stock was not increased by the Restated Certificate, the aggregate number of shares that the Company is able to issue has not been increased.

In addition, on December 6, 2007, the stockholders of the Company approved an amendment and restatement of the Company’s Long-Term Stock Incentive Plan to, among other things, permit awards to be granted under the Company’s Long-Term Stock Incentive Plan with respect to the Company’s newly created Class 1 Common Stock.  The amendment and restatement of the Company’s Long-Term Stock Incentive Plan did not affect the underlying economics of the Company’s stock option program and did not increase the aggregate number of shares available for granting awards under the Company’s Long-Term Stock Incentive Plan.

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

The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006
(in millions, except per share data)
Net income	$221.5	$261.7	$119.6	$107.8
Dividends on preferred stock	-	(4.9)	-	-
Income available to common stockholders	$221.5	$256.8	$119.6	$107.8

Weighted average common shares outstanding – basic:
Class A Common Stock	196.191	203.113	191.578	209.524
Class B Common Stock	23.817	23.845	23.809	23.837
Total weighted average common shares outstanding – basic	220.008	226.958	215.387	233.361
Stock options	4.085	6.251	4.045	6.035
Preferred stock	-	6.680	-	-
Weighted average common shares outstanding – diluted	224.093	239.889	219.432	239.396

Earnings per common share – basic:
Class A Common Stock	$1.02	$1.14	$0.56	$0.47
Class B Common Stock	$0.92	$1.04	$0.51	$0.42
Earnings per common share – diluted:
Class A Common Stock	$0.99	$1.09	$0.55	$0.45
Class B Common Stock	$0.91	$1.00	$0.50	$0.41

Stock options to purchase 9.0 million and 3.8 million shares of Class A Common Stock at a weighted average price per share of $26.30 and $27.24 were outstanding during the nine months ended November 30, 2007, and November 30, 2006, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.  Stock options to purchase 8.7 million and 0.2 million shares of Class A Common Stock at a weighted average price per share of $26.38 and $29.56 were outstanding during the three months ended November 30, 2007, and November 30, 2006, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.

13)        STOCK-BASED COMPENSATION:

The Company recorded $24.1 million and $12.1 million of stock-based compensation cost in its Consolidated Statements of Income for the nine months ended November 30, 2007, and November 30, 2006, respectively.  The Company recorded $7.2 million and $4.4 million of stock-based compensation cost in its Consolidated Statements of Income for the three months ended November 30, 2007, and November 30, 2006, respectively.  Of the $24.1 million, $11.6 million is related to the granting of 9.0 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors during the year ending February 29, 2008.  The remainder is related primarily to the amortization of employee and nonemployee directors stock options granted during the year ended February 28, 2007.

14)       COMPREHENSIVE INCOME:

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and pension/postretirement adjustments.  The reconciliation of net income to comprehensive income is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006
(in millions)
Net income	$221.5	$261.7	$119.6	$107.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (expense) benefit of ($5.9), $10.8, ($5.3) and $2.1, respectively	341.2	150.2	196.3	53.1
Cash flow hedges:
Net derivative losses, net of tax benefit of $18.5, $10.3, $9.2 and $3.2, respectively	(21.2)	(17.8)	(8.3)	(3.2)
Reclassification adjustments, net of tax benefit (expense) of $0.2, $4.4, ($0.9) and $1.0, respectively	(2.4)	(9.3)	0.6	(2.1)
Net cash flow hedges	(23.6)	(27.1)	(7.7)	(5.3)
Pension/postretirement adjustments, net of tax benefit of $0.5, $4.8, $0.3 and $1.3, respectively	(1.2)	(11.1)	(0.8)	(3.0)
Total comprehensive income	$537.9	$373.7	$307.4	$152.6

Accumulated other comprehensive income (“AOCI”), net of tax effects, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivatives	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2007	$446.8	$13.3	$(111.0)	$349.1
Current period change	341.2	(23.6)	(1.2)	316.4
Balance, November 30, 2007	$788.0	$(10.3)	$(112.2)	$665.5

15)        ACQUISITION-RELATED INTEGRATION COSTS:

For the nine months ended November 30, 2007, the Company recorded $5.2 million of acquisition-related integration costs associated primarily with the Vincor Plan (as defined in Note 16).  The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination.  As such, acquisition-related integration costs include, but are not limited to, (i)  employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii)  costs to relocate fixed assets and inventories, and (iii)  facility costs and other one-time costs such as external services and consulting fees.  For the nine months ended November 30, 2007, acquisition-related integration costs included $0.8 million of employee-related costs and $4.4 million of facilities and other one-time costs.  For the nine months ended November 30, 2006, the Company recorded $17.6 million of acquisition-related integration costs associated primarily with the Vincor Plan.

For the three months ended November 30, 2007, the Company recorded $1.6 million of acquisition-related integration costs associated primarily with the Vincor Plan.  Acquisition-related integration costs included $0.1 million of employee-related costs and $1.5 million of facilities and other one-time costs.  For the three months ended November 30, 2006, the Company recorded $9.5 million of acquisition-related integration costs associated primarily with the Vincor Plan.

16)	RESTRUCTURING AND RELATED CHARGES:

The Company has several restructuring plans primarily within its Constellation Wines segment as follows:

Robert Mondavi Plan –
The Company announced in January 2005 a plan to restructure and integrate the operations of The Robert Mondavi Corporation (the “Robert Mondavi Plan”).  The objective of the Robert Mondavi Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of The Robert Mondavi Corporation (“Robert Mondavi”).  The Robert Mondavi Plan includes the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts.  Although restructuring and related charges in connection with the Robert Mondavi Plan have been completed as of February 28, 2007, a balance remains for amounts not yet paid as of November 30, 2007.  The remaining liability is expected to be paid through the year ending February 29, 2012.

Fiscal 2006 Plan –
The Company announced during fiscal 2006 a plan to reorganize certain worldwide wine operations and a plan to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”).  The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes.  This Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth.  The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and eliminate redundant costs.  The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets.  The Company expects the Fiscal 2006 Plan to be complete by February 28, 2009.

Vincor Plan –
The Company announced in July 2006 a plan to restructure and integrate the operations of Vincor (the “Vincor Plan”).  The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the June 5, 2006, acquisition of Vincor, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities.  The Vincor Plan includes the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts.  The Company expects the Vincor Plan to be complete by February 28, 2009.

Fiscal 2007 Wine Plan –
The Company announced in August 2006 a plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”).  The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution.  The U.K. portion of the plan also includes costs for employee terminations.  The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment.  The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations.  The Company expects the Australian portion of the plan to be complete by February 29, 2008, and the U.K. portion of the plan to be complete by February 28, 2010.

Fiscal 2008 Plan –
During November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs.  In addition, the Company incurred certain other restructuring and related charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S.  Subsequent to November 30, 2007, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations of the recently acquired Beam Wine Estates, Inc. (the “U.S. Initiative”).  These initiatives will collectively be referred to as the Fiscal 2008 Plan.  The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations.  The Company expects the Fiscal 2008 Plan to be substantially complete by February 28, 2009.

For the nine months ended November 30, 2007, the Company recorded $0.7 million of restructuring and related charges associated primarily with the Fiscal 2008 Plan and the Fiscal 2006 Plan of $2.2 million, partially offset by the reversal of prior accruals related primarily to the Vincor Plan and the Fiscal 2006 Plan of $1.5 million.  For the nine months ended November 30, 2006, the Company recorded $26.1 million of restructuring and related charges associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan.

For the three months ended November 30, 2007, the Company recorded ($0.1) million of restructuring and related charges associated with the reversal of prior accruals of $1.5 million related primarily to the Vincor Plan and the Fiscal 2006 Plan, partially offset by $1.4 million of restructuring and related charges recorded primarily in connection with the Fiscal 2008 Plan.  For the three months ended November 30, 2006, the Company recorded $2.1 million of restructuring and related charges associated primarily with the Fiscal 2007 Wine Plan.

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

Details of each plan are presented in the following table:

	Fiscal 2008 Plan	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Robert Mondavi Plan	Total
(in millions)
Restructuring liability, February 28, 2007	$-	$2.8	$21.2	$3.5	$5.4	$32.9

Vincor acquisition	-	-	(0.6)	-	-	(0.6)

Restructuring charges:
Employee termination benefit costs	-	-	(0.1)	0.1	-	-
Contract termination costs	-	-	-	0.2	-	0.2
Facility consolidation/relocation costs	-	-	0.1	0.1	-	0.2
Restructuring charges, May 31, 2007	-	-	-	0.4	-	0.4
Employee termination benefit costs	-	-	-	0.1	-	0.1
Contract termination costs	-	-	-	0.2	-	0.2
Facility consolidation/relocation costs	-	-	0.1	-	-	0.1
Restructuring charges, August 31, 2007	-	-	0.1	0.3	-	0.4
Employee termination benefit costs	1.2	0.1	-	(0.4)	(0.1)	0.8
Contract termination costs	-	-	(0.7)	0.1	(0.2)	(0.8)
Facility consolidation/relocation costs	-	-	(0.1)	-	-	(0.1)
Restructuring charges, November 30, 2007	1.2	0.1	(0.8)	(0.3)	(0.3)	(0.1)
Total restructuring charges	1.2	0.1	(0.7)	0.4	(0.3)	0.7

Cash expenditures	(0.2)	(0.7)	(11.9)	(2.5)	(1.0)	(16.3)

Foreign currency translation adjustments	-	0.1	1.0	0.1	-	1.2
Restructuring liability, November 30, 2007	$1.0	$2.3	$9.0	$1.5	$4.1	$17.9

In addition, the following table presents other related costs incurred in connection with the Fiscal 2008 Plan, Fiscal 2007 Wine Plan, Vincor Plan and the Fiscal 2006 Plan:

	For the Nine Months Ended November 30, 2007
	Fiscal 2008 Plan	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Total
Accelerated depreciation/inventory write-down (cost of product sold)	$0.6	$3.4	$0.1	$2.6	$6.7
Asset write-down/other charges (selling, general and administrative expenses)	$-	$1.2	$-	$0.2	$1.4

	For the Three Months Ended November 30, 2007
	Fiscal 2008 Plan	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan	Total
Accelerated depreciation/inventory write-down (cost of product sold)	$0.6	$1.1	$-	$-	$1.7
Asset write-down/other charges (selling, general and administrative expenses)	$-	$-	$-	$0.7	$0.7

A summary of restructuring charges and other related costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

	Fiscal 2008 Plan	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$1.2	$2.1	$1.5	$26.1
Contract termination costs	-	24.0	0.2	1.3
Facility consolidation/relocation costs	-	-	0.4	1.0
Total restructuring charges	1.2	26.1	2.1	28.4

Other related costs:
Accelerated depreciation/inventory write-down	0.6	6.7	0.4	19.6
Asset write-down/other charges	-	14.1	-	3.7
Total other related costs	0.6	20.8	0.4	23.3
Total costs incurred to date	$1.8	$46.9	$2.5	$51.7

	Fiscal 2008 Plan	Fiscal 2007 Wine Plan	Vincor Plan	Fiscal 2006 Plan
(in millions)
Total expected costs
Restructuring charges:
Employee termination benefit costs	$11.0	$2.1	$1.5	$26.6
Contract termination costs	9.2	24.8	0.3	8.2
Facility consolidation/relocation costs	4.5	0.3	0.4	1.5
Total restructuring charges	24.7	27.2	2.2	36.3

Other related costs:
Accelerated depreciation/inventory write-down	20.7	10.5	0.6	19.6
Asset write-down/other charges	10.3	27.6	-	3.7
Total other related costs	31.0	38.1	0.6	23.3
Total expected costs	$55.7	$65.3	$2.8	$59.6

In connection with the Company’s acquisition of Vincor and Robert Mondavi, the Company accrued $38.4 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date.  As of November 30, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $7.7 million and $4.1 million, respectively.  As of February 28, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $19.3 million and $5.4 million, respectively.

17)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2007, and February 28, 2007, the condensed consolidating statements of income for the nine months and three months ended November 30, 2007, and November 30, 2006, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2007, and November 30, 2006, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries).  The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors.  Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors.  The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and include the recently adopted accounting pronouncements described in Note 2 herein.  There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2007
Current assets:
Cash and cash investments	$3.4	$0.8	$20.7	$-	$24.9
Accounts receivable, net	315.1	89.7	533.7	-	938.5
Inventories	46.9	1,133.7	868.6	(7.8)	2,041.4
Prepaid expenses and other	7.6	189.4	35.3	(89.6)	142.7
Intercompany receivable (payable)	756.7	(716.4)	(40.3)	-	-
Total current assets	1,129.7	697.2	1,418.0	(97.4)	3,147.5
Property, plant and equipment, net	48.5	793.9	949.5	-	1,791.9
Investments in subsidiaries	7,143.1	86.0	153.0	(7,382.1)	-
Goodwill	-	1,843.7	1,584.2	-	3,427.9
Intangible assets, net	-	622.3	630.4	-	1,252.7
Other assets, net	73.9	242.3	292.1	(34.7)	573.6
Total assets	$8,395.2	$4,285.4	$5,027.2	$(7,514.2)	$10,193.6

Current liabilities:
Notes payable to banks	$16.5	$-	$85.2	$-	$101.7
Current maturities of long-term debt	354.1	9.0	3.8	-	366.9
Accounts payable	4.3	182.0	164.5	-	350.8
Accrued excise taxes	8.7	20.4	78.8	-	107.9
Other accrued expenses and liabilities	213.5	172.8	372.9	(91.9)	667.3
Total current liabilities	597.1	384.2	705.2	(91.9)	1,594.6
Long-term debt, less current maturities	4,185.3	21.6	28.3	-	4,235.2
Deferred income taxes	-	418.8	114.0	(34.6)	498.2
Other liabilities	100.1	96.1	156.7	-	352.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders' equity:
Preferred stock	-	162.0	1,430.9	(1,592.9)	-
Class A and Class B common stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,327.5	1,280.7	1,233.3	(2,514.0)	1,327.5
Retained earnings	2,140.8	1,823.6	404.3	(2,227.9)	2,140.8
Accumulated other comprehensive income	665.5	(2.3)	770.2	(767.9)	665.5
Treasury stock	(623.6)	-	-	-	(623.6)
Total stockholders’equity	3,512.7	3,364.7	4,023.0	(7,387.7)	3,512.7
Total liabilities and stockholders’equity	$8,395.2	$4,285.4	$5,027.2	$(7,514.2)	$10,193.6

Condensed Consolidating Balance Sheet at February 28, 2007
Current assets:
Cash and cash investments	$2.4	$1.1	$30.0	$-	$33.5
Accounts receivable, net	342.7	57.5	480.8	-	881.0
Inventories	38.1	1,045.3	870.5	(5.8)	1,948.1
Prepaid expenses and other	2.0	105.3	62.1	(8.7)	160.7
Intercompany receivable (payable)	1,080.3	(775.1)	(305.2)	-	-
Total current assets	1,465.5	434.1	1,138.2	(14.5)	3,023.3
Property, plant and equipment, net	42.2	810.9	897.1	-	1,750.2
Investments in subsidiaries	6,119.9	115.6	-	(6,235.5)	-
Goodwill	-	1,509.1	1,574.8	-	3,083.9
Intangible assets, net	-	566.7	568.7	-	1,135.4
Other assets, net	32.2	245.4	167.8	-	445.4
Total assets	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

Current liabilities:
Notes payable to banks	$30.0	$-	$123.3	$-	$153.3
Current maturities of long-term debt	299.2	10.2	7.9	-	317.3
Accounts payable	7.1	112.8	256.2	-	376.1
Accrued excise taxes	10.9	31.4	31.4	-	73.7
Other accrued expenses and liabilities	242.4	105.2	333.5	(10.4)	670.7
Total current liabilities	589.6	259.6	752.3	(10.4)	1,591.1
Long-term debt, less current maturities	3,672.7	18.5	23.7	-	3,714.9
Deferred income taxes	(24.1)	405.0	93.2	-	474.1
Other liabilities	4.1	36.7	199.8	-	240.6
Stockholders’equity:
Preferred stock	-	9.0	1,013.9	(1,022.9)	-
Class A and Class B common stock	2.5	100.7	190.3	(291.0)	2.5
Additional paid-in capital	1,271.1	1,280.9	1,296.9	(2,577.8)	1,271.1
Retained earnings	1,919.3	1,553.6	349.1	(1,902.7)	1,919.3
Accumulated other comprehensive income	349.1	17.8	427.4	(445.2)	349.1
Treasury stock	(124.5)	-	-	-	(124.5)
Total stockholders’equity	3,417.5	2,962.0	3,277.6	(6,239.6)	3,417.5
Total liabilities and stockholders’equity	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2007
Sales	$515.9	$1,747.4	$1,891.3	$(404.9)	$3,749.7
Less – excise taxes	(77.4)	(323.0)	(460.7)	-	(861.1)
Net sales	438.5	1,424.4	1,430.6	(404.9)	2,888.6
Cost of product sold	(289.6)	(916.6)	(1,046.0)	333.4	(1,918.8)
Gross profit	148.9	507.8	384.6	(71.5)	969.8
Selling, general and administrative expenses	(175.3)	(251.6)	(221.5)	68.2	(580.2)
Acquisition-related integration costs	(0.3)	(1.1)	(3.8)	-	(5.2)
Restructuring and related charges	-	(0.4)	(0.3)	-	(0.7)
Operating(loss) income	(26.7)	254.7	159.0	(3.3)	383.7
Equity in earnings of equity method investees and subsidiaries	435.1	225.6	6.7	(437.3)	230.1
Interest expense, net	(186.8)	(44.7)	(17.3)	-	(248.8)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Income before income taxes	221.6	435.6	148.4	(440.6)	365.0
Benefit from (provision for) income taxes	(0.1)	(165.0)	20.8	0.8	(143.5)
Net income	221.5	270.6	169.2	(439.8)	221.5
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$221.5	$270.6	$169.2	$(439.8)	$221.5

Condensed Consolidating Statement of Income for the Nine Months Ended November 30, 2006
Sales	$707.5	$2,728.7	$2,140.1	$(597.0)	$4,979.3
Less – excise taxes	(103.3)	(372.4)	(429.4)	-	(905.1)
Net sales	604.2	2,356.3	1,710.7	(597.0)	4,074.2
Cost of product sold	(451.1)	(1,643.2)	(1,361.1)	559.8	(2,895.6)
Gross profit	153.1	713.1	349.6	(37.2)	1,178.6
Selling, general and administrative expenses	(159.3)	(235.3)	(218.3)	38.1	(574.8)
Acquisition-related integration costs	(0.4)	(4.6)	(12.6)	-	(17.6)
Restructuring and related charges	(0.2)	(4.3)	(21.6)	-	(26.1)
Operating (loss) income	(6.8)	468.9	97.1	0.9	560.1
Equity in earnings of equity method investees and subsidiaries	342.5	12.5	2.8	(347.1)	10.7
Interest expense, net	(107.6)	(61.6)	(25.1)	-	(194.3)
Gain on change in fair value of derivative instrument	-	55.1	-	-	55.1
Income before income taxes	228.1	474.9	74.8	(346.2)	431.6
Benefit from (provision for) income taxes	33.6	(204.5)	1.4	(0.4)	(169.9)
Net income	261.7	270.4	76.2	(346.6)	261.7
Dividends on preferred stock	(4.9)	-	-	-	(4.9)
Income available to common stockholders	$256.8	$270.4	$76.2	$(346.6)	$256.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2007
Sales	$93.8	$709.2	$652.6	$(49.2)	$1,406.4
Less – excise taxes	(18.2)	(129.2)	(164.2)	-	(311.6)
Net sales	75.6	580.0	488.4	(49.2)	1,094.8
Cost of product sold	(5.7)	(366.4)	(347.1)	16.3	(702.9)
Gross profit	69.9	213.6	141.3	(32.9)	391.9
Selling, general and administrative expenses	(51.1)	(113.6)	(59.4)	32.0	(192.1)
Acquisition-related integration costs	(0.1)	(0.1)	(1.4)	-	(1.6)
Restructuring and related charges	-	0.3	(0.2)	-	0.1
Operating (loss) income	18.7	100.2	80.3	(0.9)	198.3
Equity in earnings of equity method investees and subsidiaries	170.5	73.1	2.3	(171.7)	74.2
Interest expense, net	(65.5)	(11.1)	(5.8)	-	(82.4)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Income before income taxes	123.7	162.2	76.8	(172.6)	190.1
Benefit from (provision for) income taxes	(4.1)	(63.7)	(2.8)	0.1	(70.5)
Net income	119.6	98.5	74.0	(172.5)	119.6
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$119.6	$98.5	$74.0	$(172.5)	$119.6

Condensed Consolidating Statement of Income for the Three Months Ended November 30, 2006
Sales	$282.1	$958.2	$737.8	$(143.9)	$1,834.2
Less – excise taxes	(39.9)	(125.6)	(167.9)	-	(333.4)
Net sales	242.2	832.6	569.9	(143.9)	1,500.8
Cost of product sold	(174.7)	(582.4)	(427.4)	128.9	(1,055.6)
Gross profit	67.5	250.2	142.5	(15.0)	445.2
Selling, general and administrative expenses	(52.1)	(79.2)	(82.8)	16.3	(197.8)
Acquisition-related integration costs	(0.4)	(2.1)	(7.0)	-	(9.5)
Restructuring and related charges	(0.2)	0.4	(2.3)	-	(2.1)
Operating income	14.8	169.3	50.4	1.3	235.8
Equity in earnings of equity method investees and subsidiaries	130.0	10.4	1.4	(131.4)	10.4
Interest expense, net	(49.3)	(11.4)	(12.4)	-	(73.1)
Gain on change in fair value of derivative instrument	-	-	-	-	-
Income before income taxes	95.5	168.3	39.4	(130.1)	173.1
Benefit from (provision for) income taxes	12.3	(76.2)	(1.0)	(0.4)	(65.3)
Net income	107.8	92.1	38.4	(130.5)	107.8
Dividends on preferred stock	-	-	-	-	-
Income available to common stockholders	$107.8	$92.1	$38.4	$(130.5)	$107.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2007
Net cash (used in) provided by operating activities	$(143.0)	$318.0	$77.3	$-	$252.3

Cash flows from investing activities:
Purchase of business, net of cash acquired	(1.6)	(384.2)	(3.9)		(389.7)
Purchases of property, plant and equipment	(5.6)	(21.3)	(52.6)	-	(79.5)
Payment of accrued earn-out amount	-	(4.0)	-	-	(4.0)
Investment in equity method investee	-	(1.5)	-	-	(1.5)
Proceeds from formation of joint venture	-	-	185.6		185.6
Proceeds from sales of businesses	(4.0)	7.8	(0.8)	-	3.0
Proceeds from sales of assets	-	2.1	6.6	-	8.7
Proceeds from maturity of derivative instrument	-	-	-	-	-
Other investing activities	-	-	-	-	-
Net cash (used in) provided by investing activities	(11.2)	(401.1)	134.9	-	(277.4)

Cash flows from financing activities:
Intercompany financings, net	94.6	92.3	(186.9)	-	-
Proceeds from issuance of long-term debt	700.0	-	16.1	-	716.1
Exercise of employee stock options	17.7	-	-	-	17.7
Excess tax benefits from share-based payment awards	11.4	-	-	-	11.4
Proceeds from employee stock purchases	3.0	-	-	-	3.0
Purchases of treasury stock	(500.0)	-	-	-	(500.0)
Principal payments of long-term debt	(151.9)	(9.5)	(7.2)	-	(168.6)
Payment of financing costs of long-term debt	(6.1)	-	-	-	(6.1)
Net (repayment of) proceeds from notes payable	(13.5)	-	(44.1)	-	(57.6)
Payment of preferred stock dividends	-	-	-	-	-
Net cash provided by (used in) financing activities	155.2	82.8	(222.1)	-	15.9

Effect of exchange rate changes on cash and cash investments	-	-	0.6	-	0.6

Net (decrease) increase in cash and cash investments	1.0	(0.3)	(9.3)	-	(8.6)
Cash and cash investments, beginning of period	2.4	1.1	30.0	-	33.5
Cash and cash investments, end of period	$3.4	$0.8	$20.7	$-	$24.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2006
Net cash (used in) provided by operating activities	$(217.2)	$407.5	$(77.1)	$-	$113.2

Cash flows from investing activities:
Purchaseof business, net of cash acquired	-	(2.1)	(1,091.6)	-	(1,093.7)
Purchases of property, plant and equipment	(2.7)	(58.5)	(74.4)	-	(135.6)
Payment of accrued earn-out amount	-	(3.7)	-	-	(3.7)
Investment in equity method investee	-	-	-	-	-
Proceeds from formation of joint venture	-	-	-	-	-
Proceeds from sales of businesses	-	-	28.4	-	28.4
Proceeds from sales of assets	-	-	8.8	-	8.8
Proceeds from maturity of derivative instrument	-	55.1	-	-	55.1
Other investing activities	-	-	(0.4)	-	(0.4)
Net cash used in investing activities	(2.7)	(9.2)	(1,129.2)	-	(1,141.1)

Cash flows from financing activities:
Intercompany financings, net	(991.0)	(316.9)	1,307.9	-	-
Proceeds from issuance of long-term debt	3,693.1	1.9	-	-	3,695.0
Exercise of employee stock options	51.3	-	-	-	51.3
Excess tax benefits from share-based payment awards	16.9	-	-	-	16.9
Proceeds from employee stock purchases	3.3	-	-	-	3.3
Purchases of treasury stock	(100.0)	-	-	-	(100.0)
Principal payments of long-term debt	(2,444.3)	(81.4)	(254.6)	-	(2,780.3)
Payment of financing costs of long-term debt	(20.2)	-	-	-	(20.2)
Net proceeds from notes payable	19.5	-	191.0	-	210.5
Payment of preferred stock dividends	(7.3)	-	-	-	(7.3)
Net cash provided by (used in) financing activities	221.3	(396.4)	1,244.3	-	1,069.2

Effect of exchange rate changes on cash and cash investments	-	-	(17.5)	-	(17.5)

Net increase in cash and cash investments	1.4	1.9	20.5	-	23.8
Cash and cash investments, beginning of period	0.9	1.2	8.8	-	10.9
Cash and cash investments, end of period	$2.3	$3.1	$29.3	$-	$34.7

18)	BUSINESS SEGMENT INFORMATION:

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

The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.  The financial information for the nine months and three months ended November 30, 2006, has been restated to conform to the new segment presentation.

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

For the nine months ended November 30, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $8.1 million, the loss on the contribution of the U.K. wholesale business of $6.6 million, accelerated depreciation associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $6.6 million, acquisition-related integration costs of $5.2 million associated primarily with the Vincor Plan, other related costs, restructuring and related charges and inventory write-offs associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan, the Fiscal 2008 Plan and the Vincor Plan of $1.4 million, $0.7 million and $0.2 million, respectively, and the flow through of adverse grape cost of $0.1 million associated with the acquisition of Robert Mondavi, partially offset by a $4.8 million realized gain on a prior asset sale. For the nine months ended November 30, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of restructuring and related charges of $26.1 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $24.4 million associated primarily with the Company’s acquisition of Vincor; acquisition-related integration costs of $17.6 million associated primarily with the Vincor Plan; other charges of $14.7 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan included within selling, general and administrative expenses; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; the flow through of adverse grape cost (as described below) of $3.0 million associated with the acquisition of Robert Mondavi; and accelerated depreciation and the write-down of certain inventory of $4.2 million and $0.5 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their then existing grape purchase contracts.

For the three months ended November 30, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $2.9 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan, Fiscal 2006 Plan and the Fiscal 2008 Plan of $2.4 million, and acquisition-related integration costs of $1.6 million associated primarily with the Vincor Plan, partially offset by a $4.8 million realized gain on a prior asset sale. For the three months ended November 30, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs consist of the flow through of inventory step-up of $17.9 million associated primarily with the Company’s acquisition of Vincor; other charges of $11.6 million associated primarily with the Fiscal 2007 Wine Plan included in selling, general and administrative expenses; acquisition-related integration costs of $9.5 million associated primarily with the Vincor Plan; restructuring and related charges of $2.1 million associated primarily with the Fiscal 2007 Wine Plan; accelerated depreciation of $1.8 million associated primarily with the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.6 million associated with the acquisition of Robert Mondavi; and the write-down of certain inventory of $0.5 million associated with the Fiscal 2006 Plan and the Vincor Plan; partially offset by a reduction in the loss on the sale of the Company’s branded bottled water business of $0.8 million.

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

Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006
(in millions)
Constellation Wines:
Net sales:
Branded wine	$2,270.1	$2,049.6	$911.3	$815.9
Wholesale and other	299.4	814.4	66.1	291.3
Net sales	$2,569.5	$2,864.0	$977.4	$1,107.2
Segment operating income	$413.0	$474.3	$201.9	$214.3
Equity in earnings of equity method investees	$16.2	$10.7	$12.5	$10.4
Long-lived tangible assets	$1,647.2	$1,575.6	$1,647.2	$1,575.6
Investment in equity method investees	$257.0	$171.5	$257.0	$171.5
Total assets	$8,841.1	$8,837.5	$8,841.1	$8,837.5
Capital expenditures	$67.9	$109.2	$27.8	$29.2
Depreciation and amortization	$100.0	$83.9	$34.4	$30.8

Constellation Spirits:
Net sales	$319.1	$256.7	$117.4	$89.8
Segment operating income	$58.1	$52.5	$21.4	$17.1
Long-lived tangible assets	$102.4	$95.4	$102.4	$95.4
Total assets	$1,112.8	$671.7	$1,112.8	$671.7
Capital expenditures	$7.5	$8.0	$2.1	$3.6
Depreciation and amortization	$10.4	$7.4	$3.7	$2.6

Constellation Beers:
Net sales	$-	$953.5	$-	$303.8
Segment operating income	$-	$199.2	$-	$60.2
Long-lived tangible assets	$-	$1.0	$-	$1.0
Total assets	$-	$244.8	$-	$244.8
Capital expenditures	$-	$0.2	$-	$0.2
Depreciation and amortization	$-	$1.4	$-	$0.4

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(63.3)	$(44.8)	$(22.9)	$(12.6)
Long-lived tangible assets	$42.3	$34.1	$42.3	$34.1
Total assets	$96.4	$91.3	$96.4	$91.3
Capital expenditures	$4.1	$18.2	$2.6	$(0.5)
Depreciation and amortization	$7.1	$5.5	$2.4	$2.2

Crown Imports:
Net sales	$1,928.5	$-	$547.7	$-
Segment operating income	$426.6	$-	$123.0	$-
Long-lived tangible assets	$4.1	$-	$4.1	$-
Total assets	$341.8	$-	$341.8	$-
Capital expenditures	$3.4	$-	$1.5	$-
Depreciation and amortization	$0.5	$-	$0.2	$-

Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs:
Operating loss	$(24.1)	$(121.1)	$(2.1)	$(43.2)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2007	2006	2007	2006
(in millions)
Consolidation and Eliminations:
Net sales	$(1,928.5)	$-	$(547.7)	$-
Operating income	$(426.6)	$-	$(123.0)	$-
Equity in earnings of Crown Imports	$213.9	$-	$61.7	$-
Long-lived tangible assets	$(4.1)	$-	$(4.1)	$-
Investment in equity method investees	$143.3	$-	$143.3	$-
Total assets	$(198.5)	$-	$(198.5)	$-
Capital expenditures	$(3.4)	$-	$(1.5)	$-
Depreciation and amortization	$(0.5)	$-	$(0.2)	$-

Consolidated:
Net sales	$2,888.6	$4,074.2	$1,094.8	$1,500.8
Operating income	$383.7	$560.1	$198.3	$235.8
Equity in earnings of equity method investees	$230.1	$10.7	$74.2	$10.4
Long-lived tangible assets	$1,791.9	$1,706.1	$1,791.9	$1,706.1
Investment in equity method investees	$400.3	$171.5	$400.3	$171.5
Total assets	$10,193.6	$9,845.3	$10,193.6	$9,845.3
Capital expenditures	$79.5	$135.6	$32.5	$32.5
Depreciation and amortization	$117.5	$98.2	$40.5	$36.0

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

            In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”,applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:  (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments.  The Company is required to adopt SFAS No. 159 for fiscal years beginning March 1, 2009.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

            In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations.”  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i)  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii)  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii)  determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after March 1, 2009.  Earlier adoption is prohibited.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company is required to adopt SFAS No. 160 for fiscal years beginning  March 1, 2009.  Earlier adoption is prohibited.  The Company is currently assessing the financial impact of SFAS No. 160 on its consolidated financial statements.

20)        SUBSEQUENT EVENTS:

December 2007 Senior Notes –
On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”).  The net proceeds of the offering ($493.0 million) were used to fund a portion of the purchase price of BWE (as defined below).  Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008.  The December 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus a make whole payment based on the present value of the remaining scheduled payments of principal and interest on the notes at a discount rate equal to the Treasury Rate plus 50 basis points.  The December 2007 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company.  Certain of the Company’s significant operating subsidiaries guarantee the December 2007 Senior Notes, on a senior unsecured basis.

            Acquisition of Beam Wine Estates –
On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”) from a wholly-owned subsidiary of Fortune Brands, Inc.  BWE owns all of the outstanding stock of its subsidiaries:  Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc.  As a result of this acquisition, the Company has acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California.  Through its subsidiaries, BWE produces, markets and sells super-premium and fine California wines including Clos du Bois, Wild Horse and Geyser Peak.

The acquisition of BWE supports the Company’s strategy of strengthening its portfolio of fine wines in the U.S. with fast-growing super-premium plus wines.  The acquisition strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

Total consideration paid in cash was $885.0 million, subject to certain purchase price adjustments.  The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement.  In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition.  The results of operations of the BWE business will be included in the Consolidated Statements of Income beginning on the date of acquisition.  The purchase price allocation, including the third-party appraisal, is in process.

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

The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.  The financial information for Third Quarter 2007 and Nine Months 2007 (as defined below) has been restated to conform to the new segment presentation.

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

The Company’s business strategy is to remain focused across the beverage alcohol industry by offering a broad range of products in each of the Company’s three major categories:  wine, spirits and, through Crown Imports, imported beer.  The Company intends to keep its portfolio positioned for top-line growth while maximizing the profitability of its brands.  In addition, the Company seeks to increase its relative importance to key customers in major markets by increasing its share of their overall purchasing, which is increasingly important in a consolidating industry.  The Company’s strategy of breadth across categories and geographies is designed to deliver long-term profitable growth.  This strategy allows the Company more investment choices, provides flexibility to address changing market conditions and creates stronger routes-to-market.

Marketing, sales and distribution of the Company’s products, particularly the Constellation Wines segment’s products, are managed on a geographic basis in order to fully leverage leading market positions within each core market.  Market dynamics and consumer trends vary significantly across the Company’s five core markets (U.S., Canada, U.K., Australia and New Zealand) within the Company’s three geographic regions (North America, Europe and Australia/New Zealand).  Within North America, the Company offers a wide range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. and is the largest producer and marketer of branded wines in Canada.  In Europe, the Company leverages its position as the largest wine supplier in the U.K.  In addition, the Company leverages its investment in Matthew Clark both as a strategic route-to-market for its imported wine portfolio and as a key supplier of a full range of beverage alcohol products primarily to the on-premise business.  Within Australia/New Zealand, where consumer trends favor domestic wine products, the Company leverages its position as one of the largest producers and marketers of wine in Australia and New Zealand.

The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve superior earnings per share growth and improve return on invested capital.

The environment for the Company’s products is competitive in each of the Company’s core markets, due, in part, to industry and retail consolidation.  In particular, the U.K. and Australian markets have grown highly competitive, as further described below.  Competition in the U.S. beer and spirits markets is normally intense, with domestic and imported beer producers increasing brand spending in an effort to gain market share.

The U.K. wine market is primarily an import market, with Australian wines comprising nearly one-quarter of all wine sales in the U.K. off-premise business.  The Australian wine market is primarily a domestic market.  The Company has leading share positions in the Australian wine category in both the U.K. and Australian markets.

These markets continue to be competitive making it difficult for the Company to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years.  In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business.  The current surplus of Australian wine made very low cost bulk wine available to retailers which allowed certain of these large retailers to create and build private label brands in the Australian wine category.  In Australia, the domestic market remains competitive due to the surplus of Australian bulk wine, resulting in pricing pressures on the Company’s products, in particular on the box wine category.

Prior years of record Australian grape harvests have contributed to the surplus of Australian bulk wine.  However, the calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions.  Drought conditions continue to affect key wine producing regions of Australia.  The effects of the ongoing drought conditions are expected by many industry projections to impact the size of the calendar 2008 Australian grape harvest.  As a result of the significant reduction in the calendar 2007 Australian grape harvest, the Company has begun to see a reduction in the current surplus and an increase in pricing for Australian bulk wine.  A calendar 2008 Australian grape harvest similar to the calendar 2007 Australian grape harvest may also have a substantial impact on the current surplus and may result in higher pricing for Australian bulk wine.  In the U.S., while the calendar 2007 U.S. grape harvest yielded lower levels than the calendar 2006 U.S. grape harvest, the Company expects that the overall supply should remain generally in balance with demand.

For the three months ended November 30, 2007 (“Third Quarter 2008”), the Company’s net sales decreased 27% over the three months ended November 30, 2006 (“Third Quarter 2007”), primarily due to the formation of Crown Imports on January 2, 2007, and Matthew Clark on April 17, 2007, and the accounting for these investments under the equity method of accounting, partially offset by a favorable foreign currency impact and growth in the Company’s branded wine net sales.  Operating income decreased 16% over the comparable prior year period resulting primarily from the decreased imported beer and U.K. wholesale sales discussed above, partially offset by lower unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment.  Net income increased 11% over the comparable prior year period primarily due to an increase in equity in earnings of equity method investees in connection primarily with Crown Imports, partially offset by the factors discussed above combined with increased interest expense.

For the nine months ended November 30, 2007 (“Nine Months 2008”), the Company’s net sales decreased 29% over the nine months ended November 30, 2006 (“Nine Months 2007”), primarily due to the accounting for the Crown Imports and Matthew Clark investments under the equity method of accounting, partially offset by net sales of products acquired in the acquisition of Vincor (see “Acquisitions in Fiscal 2008 and 2007” below) and a favorable foreign currency impact.  Operating income decreased 31% over the comparable prior year period resulting primarily from (i)  the decreased imported beer and U.K. wholesale sales discussed above and (ii)  the Company’s Constellation Wines segment’s program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008 (as discussed below) without a corresponding decrease in promotional, advertising, selling and general and administrative spend within the Constellation Wines segment, partially offset by lower unusual items and the incremental benefit from the acquisition of Vincor and the Svedka Acquisition (as defined below).  Net income decreased 15% over the comparable prior year period primarily due to the factors discussed above combined with increased interest expense, partially offset by an increase in equity in earnings of equity method investees in connection primarily with Crown Imports.

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

The following discussion and analysis summarizes the significant factors affecting (i)  consolidated results of operations of the Company for Third Quarter 2008 compared to Third Quarter 2007 and Nine Months 2008 compared to Nine Months 2007 and (ii)  financial liquidity and capital resources for Nine Months 2008.  This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and unusual items expected to affect consolidated results of operations of the Company for Fiscal 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (“Fiscal 2007”).  References to base branded wine net sales, base branded wine gross profit and base branded wine business exclude the impact of branded wine acquired in the acquisition of Vincor.  References to base branded spirits net sales and base branded spirits gross profit exclude the impact of branded spirits acquired in the Svedka Acquisition.

Recent Developments

Acquisition of Beam Wine Estates

On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”) from a wholly-owned subsidiary of Fortune Brands, Inc.  BWE owns all of the outstanding stock of its subsidiaries:  Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc.  As a result of this acquisition, the Company has acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California.  Through its subsidiaries, BWE produces, markets and sells super-premium and fine California wines including Clos du Bois, Wild Horse and Geyser Peak.

The acquisition of BWE supports the Company’s strategy of strengthening its portfolio of fine wines in the U.S. with fast-growing super-premium plus wines.  The acquisition strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

Total consideration paid in cash was $885.0 million, subject to certain purchase price adjustments.  The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (as defined below).  In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition.  The purchase price allocation, including the third-party appraisal, is in process.

The results of operations of the BWE business will be reported in the Constellation Wines segment and will be included in the consolidated results of operations of the Company from the date of acquisition.  The Company expects the acquisition of BWE to have a material impact on the Company’s future results of operations, financial position and cash flows.  In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up, restructuring, integration and related charges, and interest expense associated with borrowings to finance the purchase price.  The restructuring, integration and related charges relate to the Company’s January 2008 announcement of its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations of BWE (the “U.S. Initiative”).

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

Total consideration paid in cash for the Svedka Acquisition was $385.8 million.  In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million.  The purchase price was financed with revolver borrowings under the Company’s June 2006 Credit Agreement (as defined below) as amended in February 2007.

The results of operations of the Svedka business are reported in the Constellation Spirits segment and have been included in the consolidated results of operations of the Company from the date of acquisition.  The Svedka Acquisition has a significant impact on the Company’s interest expense associated with the additional revolver borrowings.

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

Pursuant to the Joint Venture Agreement, Barton established Crown Imports LLC, a wholly-owned subsidiary formed as a Delaware limited liability company.  On January 2, 2007, pursuant to a Barton Contribution Agreement, dated July 17, 2006, among Barton, Diblo and Crown Imports LLC, Barton transferred to Crown Imports LLC substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated there with (the “Barton Contributed Net Assets”).  At the Closing, GModelo Corporation, a Delaware corporation (the “Diblo Subsidiary”), a subsidiary of Diblo joined Barton as a member of Crown Imports LLC, and, in exchange for a 50% membership interest in Crown Imports LLC, contributed cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments.  This imported beers joint venture is referred to herein after as “Crown Imports”.

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

Results of Operations

Third Quarter 2008 Compared to Third Quarter 2007

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Third Quarter 2008 and Third Quarter 2007.

	Third Quarter 2008 Compared to Third Quarter 2007
	Net Sales
	2008	2007	% Increase (Decrease)
Constellation Wines:
Branded wine	$911.3	$815.9	12%
Wholesale and other	66.1	291.3	(77)%
Constellation Wines net sales	977.4	1,107.2	(12)%
Constellation Spirits net sales	117.4	89.8	31%
Constellation Beers net sales	-	303.8	(100)%
Crown Imports net sales	547.7	-	N/A
Consolidations and eliminations	(547.7)	-	N/A
Consolidated Net Sales	$1,094.8	$1,500.8	(27)%

Net sales for Third Quarter 2008 decreased to $1,094.8 million from $1,500.8 million for Third Quarter 2007, a decrease of $406.0 million, or (27%).  This decrease resulted primarily from a decrease in net sales of $303.8 million and $222.8 million for the Crown Imports and Matthew Clark investments, respectively, which are accounted for under the equity method of accounting, partially offset by a favorable foreign currency impact of $44.2 million, and growth in branded wine net sales of $37.3 million.

Constellation Wines

Net sales for Constellation Wines decreased to $977.4 million for Third Quarter 2008 from $1,107.2 million for Third Quarter 2007, a decrease of $129.8 million, or (12%).  Branded wine net sales increased $95.4 million due to a favorable foreign currency impact of $39.5 million, growth in branded wine net sales of $37.1 million, and a benefit of $18.8 million due to branded wine net sales for the U.K. previously sold through the Company’s U.K. wholesale business.  The increase in branded wine net sales is due primarily to growth in the U.S. resulting from higher average selling prices as the consumer continues to trade up to higher priced premium wines as supported by volume gains in the premium categories.  Wholesale and other net sales decreased $225.2 million primarily due to the accounting for the Matthew Clark investment under the equity method of accounting.

Constellation Spirits

Net sales for Constellation Spirits increased to $117.4 million for Third Quarter 2008 from $89.8 million for Third Quarter 2007, an increase of $27.6 million, or 31%.  This increase resulted primarily from $16.9 million of net sales of branded spirits acquired in the Svedka Acquisition and an increase in base branded spirits net sales of $7.3 million due primarily to higher average selling prices and volume gains.

Constellation Beers

Net sales for Constellation Beers decreased $303.8 million, or (100%), from Third Quarter 2007 as the Crown Imports investment is accounted for under the equity method of accounting.

Gross Profit

The Company’s gross profit decreased to $391.9 million for Third Quarter 2008 from $445.2 million for Third Quarter 2007, a decrease of $53.3 million, or (12%).  The Constellation Wines segment’s gross profit decreased $2.1 million primarily due to a decrease of $23.0 million resulting from the accounting for the Matthew Clark investment under the equity method of accounting, partially offset by a favorable foreign currency impact of $14.0 million.  The Constellation Spirits segment’s gross profit increased $13.5 million primarily due to increased gross profit of $7.5 million due to the Svedka Acquisition and increased base branded spirits gross profit of $4.6 million resulting from the higher average selling prices and volume gains.  The Constellation Beers segment’s gross profit was down $80.0 million due to the accounting for the Crown Imports investment under the equity method of accounting.  In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $15.3 million in Third Quarter 2008 versus Third Quarter 2007.  This decrease resulted primarily from decreased flow through of inventory step-up associated primarily with the acquisition of Vincor.  Gross profit as a percent of net sales increased to 35.8% for Third Quarter 2008 from 29.7% for Third Quarter 2007 primarily due to the benefit of reporting the lower margin U.K. wholesale and imported beer businesses under the equity method of accounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $192.1 million for Third Quarter 2008 from $197.8 million for Third Quarter 2007, a decrease of $5.7 million, or (3%).  This decrease is due to a $19.8 million decrease in selling, general and administrative expenses within the Constellation Beers segment as the Crown Imports investment is accounted for under the equity method of accounting, and a reduction in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $15.7 million, partially offset by an increase of $10.3 million in Corporate Operations and Other, an increase of $10.2 million in the Constellation Wines segment, and an increase of $9.2 million in the Constellation Spirits segment.  The decrease in unusual costs was primarily due to the write-down in Third Quarter 2007 of an Australian winery and certain Australian vineyards to fair value less cost to sell in connection with the Fiscal 2007 Wine Plan (as defined below).  The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is primarily due to increased general and administrative expenses to support the Company’s growth.  The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased general and administrative expenses resulting primarily from a negative foreign currency impact, partially offset by the reporting of the U.K. wholesale business under the equity method of accounting.  The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to an increase in advertising expenses of $6.5 million and selling expenses of $2.7 million resulting primarily from the Svedka Acquisition.

Selling, general and administrative expenses as a percent of net sales increased to 17.5% for Third Quarter 2008 as compared to 13.2% for Third Quarter 2007 primarily due to the reporting of the imported beer and U.K. wholesale businesses under the equity method of accounting and the percent increase in general and administrative expenses supporting the Company’s growth within the Corporate Operations and Other segment and the Constellation Wines segment growing at a faster rate than the increase in the respective segment’s net sales, partially offset by lower unusual costs.

Acquisition-Related Integration Costs

Acquisition-related integration costs decreased to $1.6 million for Third Quarter 2008 from $9.5 million for Third Quarter 2007.  Acquisition-related integration costs for Third Quarter 2008 consisted of costs recorded primarily in connection with the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”).  These costs included $0.1 million of employee-related costs and $1.5 million of facilities and other one-time costs.  Acquisition-related integration costs for Third Quarter 2007 consisted of costs recorded primarily in connection with the Vincor Plan.

For Fiscal 2008, the Company expects to incur total acquisition-related integration costs of $14.3 million primarily in connection with the Fiscal 2008 Plan (as defined below) and the Vincor Plan.

Restructuring and Related Charges

The Company recorded a credit of $0.1 million of restructuring and related charges for Third Quarter 2008 associated with the reversal of prior accruals of $1.5 million related primarily to the Vincor Plan and the Company’s worldwide wine reorganizations announced during Fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”), partially offset by $1.4 million of restructuring and related charges recorded primarily in connection with the Company’s plan to streamline certain of its international operations and costs associated with the consolidation of certain spirits production processes in the U.S., collectively with the U.S. Initiative, the “Fiscal 2008 Plan.”  Restructuring and related charges included $0.8 million of employee termination costs, ($0.8) million of contract termination costs and ($0.1) million of facility consolidation/relocation costs.  In addition, in connection with the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”), the Fiscal 2006 Plan, the Fiscal 2008 Plan and the Vincor Plan, the Company recorded $2.5 million of costs, primarily accelerated depreciation, which were recorded in the cost of product sold line within the Company’s Consolidated Statements of Income.  The Company recorded $2.1 million of restructuring and related charges for Third Quarter 2007 associated primarily with the Fiscal 2007 Wine Plan.

For Fiscal 2008, the Company expects to incur total restructuring and related charges of $19.6 million associated with the Fiscal 2008 Plan, the Vincor Plan and the Fiscal 2006 Plan.  In addition, with respect to the Fiscal 2008 Plan, Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company expects to incur inventory write-downs, accelerated depreciation and other charges of $12.1 million, $11.5 million and $11.0 million, respectively, for Fiscal 2008.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Third Quarter 2008 and Third Quarter 2007.

	Third Quarter 2008 Compared to Third Quarter 2007
	Operating Income (Loss)
	2008	2007	% Increase (Decrease)
Constellation Wines	$201.9	$214.3	(6)%
Constellation Spirits	21.4	17.1	25%
Constellation Beers	-	60.2	(100)%
Corporate Operations and Other	(22.9)	(12.6)	82%
Crown Imports	123.0	-	N/A
Consolidations and eliminations	(123.0)	-	N/A
Total Reportable Segments	200.4	279.0	(28)%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(2.1)	(43.2)	(95)%
Consolidated Operating Income	$198.3	$235.8	(16)%

As a result of the factors discussed above, consolidated operating income decreased to $198.3 million for Third Quarter 2008 from $235.8 million for Third Quarter 2007, a decrease of $37.5 million, or (16%).  Acquisition-related integration costs, restructuring and related charges and unusual costs of $2.1 million for Third Quarter 2008 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment.  These costs represent primarily the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $2.9 million, accelerated depreciation associated with the Fiscal 2007 Wine Plan, Fiscal 2006 Plan and the Fiscal 2008 Plan of $2.4 million, and acquisition-related integration costs of $1.6 million associated primarily with the Vincor Plan, partially offset by a $4.8 million realized gain on a prior asset sale.  Acquisition-related integration costs, restructuring and related charges and unusual costs of $43.2 million for Third Quarter 2007 consist of the flow through of inventory step-up of $17.9 million associated primarily with the Company’s acquisition of Vincor; other charges of $11.6 million associated primarily with the Fiscal 2007 Wine Plan included in selling, general and administrative expenses; acquisition-related integration costs of $9.5 million associated primarily with the Vincor Plan; restructuring and related charges of $2.1 million associated primarily with the Fiscal 2007 Wine Plan; accelerated depreciation of $1.8 million associated primarily with the Fiscal 2007 Wine Plan; the flow through of adverse grape cost of $0.6 million associated with the acquisition of Robert Mondavi; and the write-down of certain inventory of $0.5 million associated with the Fiscal 2006 Plan and the Vincor Plan; partially offset by a reduction in the loss on the sale of the Company’s branded bottled water business of $0.8 million.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $74.2 million in Third Quarter 2008 from $10.4 million in Third Quarter 2007.  This increase is primarily due to the January 2, 2007, consummation of the Crown Imports beer joint venture and the reporting of the results of operations of that joint venture since that date under the equity method of accounting of $61.7 million.

Interest Expense, Net

Interest expense, net of interest income of $1.7 million and $1.5 million, for Third Quarter 2008 and Third Quarter 2007, respectively, increased to $82.4 million for Third Quarter 2008 from $73.1 million for Third Quarter 2007, an increase of $9.3 million, or 13%.  The increase resulted primarily from higher average borrowings in Third Quarter 2008 as a result of the funding of the Svedka Acquisition and the $500.0 million of share repurchases (see discussion below).

Provision for Income Taxes

The Company’s effective tax rate decreased to 37.1% for Third Quarter 2008 from 37.7% for Third Quarter 2007, a decrease of 0.6 percentage points.  The decrease in the Company’s effective tax rate for Third Quarter 2008 is primarily due to reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to existing tax contingencies and related interest.

Net Income

As a result of the above factors, net income increased to $119.6 million for Third Quarter 2008 from $107.8 million for Third Quarter 2007, an increase of $11.8 million, or 11%.

Nine Months 2008 Compared to Nine Months 2007

Net Sales

The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Nine Months 2008 and Nine Months 2007.

	Nine Months 2008 Compared to Nine Months 2007
	Net Sales
	2008	2007	% Increase (Decrease)
Constellation Wines:
Branded wine	$2,270.1	$2,049.6	11%
Wholesale and other	299.4	814.4	(63)%
Constellation Wines net sales	2,569.5	2,864.0	(10)%
Constellation Spirits net sales	319.1	256.7	24%
Constellation Beers net sales	-	953.5	(100)%
Crown Imports net sales	1,928.5	-	N/A
Consolidations and eliminations	(1,928.5)	-	N/A
Consolidated Net Sales	$2,888.6	$4,074.2	(29)%

Net sales for Nine Months 2008 decreased to $2,888.6 million from $4,074.2 million for Nine Months 2007, a decrease of $1,185.6 million, or (29%).  This decrease resulted primarily from a decrease in net sales of $953.5 million and $536.1 million for the Crown Imports and Matthew Clark investments, respectively, which are accounted for under the equity method of accounting, partially offset by net sales of products acquired in the acquisition of Vincor of $133.7 million and a favorable foreign currency impact of $108.3 million.

Constellation Wines

Net sales for Constellation Wines decreased to $2,569.5 million for Nine Months 2008 from $2,864.0 million in Nine Months 2007, a decrease of $294.5 million, or (10%).  Branded wine net sales increased $220.5 million primarily due to $126.3 million of net sales of branded wine acquired in the acquisition of Vincor and a favorable foreign currency impact of $85.0 million.  Wholesale and other net sales decreased $515.0 million primarily due to the accounting for the Matthew Clark investment under the equity method of accounting, partially offset by a favorable foreign currency impact of $23.3 million.

Constellation Spirits

Net sales for Constellation Spirits increased to $319.1 million for Nine Months 2008 from $256.7 million for Nine Months 2007, an increase of $62.4 million, or 24%.  This increase resulted primarily from $40.3 million of net sales of branded spirits acquired in the Svedka Acquisition and an increase in base branded spirits net sales of $16.2 million due primarily to higher average selling prices.

Constellation Beers

Net sales for Constellation Beers decreased $953.5 million, or (100%), from Nine Months 2007 as the Crown Imports investment is accounted for under the equity method of accounting.

Gross Profit

The Company’s gross profit decreased to $969.8 million for Nine Months 2008 from $1,178.6 million for Nine Months 2007, a decrease of $208.8 million, or (18%).  The Constellation Wines segment’s gross profit increased $6.3 million primarily due to increased gross profit of $53.2 million due to the acquisition of Vincor and a favorable foreign currency impact of $29.6 million, partially offset by a decrease of $55.7 million resulting from the accounting for the Matthew Clark investment under the equity method of accounting and lower U.S. base branded wine gross profit resulting from the lower U.S. base branded wine net sales primarily as a result of the Company’s program to reduce distributor inventory levels.  The Constellation Spirits segment’s gross profit increased $27.3 million primarily due to increased gross profit of $19.0 million due to the Svedka Acquisition and increased base branded spirits gross profit of $7.5 million resulting from the higher average selling prices.  The Constellation Beers segment’s gross profit was down $259.4 million due to the accounting for the Crown Imports investment under the equity method of accounting.  In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $17.0 million in Nine Months 2008 versus Nine Months 2007.  This decrease resulted primarily from decreased flow through of inventory step-up of $16.3 million associated primarily with the acquisition of Vincor.  Gross profit as a percent of net sales increased to 33.6% for Nine Months 2008 from 28.9% for Nine Months 2007 primarily due to the benefit of reporting the lower margin U.K. wholesale and imported beer businesses under the equity method of accounting, partially offset by lower margins in the U.S. base branded wine business primarily due to the distributor inventory reduction program and lower margins in the U.K. branded wine business primarily due to the Company’s absorption of increased duty costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $580.2 million for Nine Months 2008 from $574.8 million for Nine Months 2007, an increase of $5.4 million, or 1%.  This increase is due to an increase of $67.6 million in the Constellation Wines segment, an increase of $21.7 million in the Constellation Spirits segment, and an increase of $18.5 million in Corporate Operations and Other, partially offset by a $60.2 million decrease in selling, general and administrative expenses within the Constellation Beers segment as the Crown Imports investment is accounted for under the equity method of accounting, and a reduction in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $42.1 million.  The increase in the Constellation Wines segment’s selling, general and administrative expenses is due to increased general and administrative expenses of $34.6 million, advertising expenses of $18.2 million and selling expenses of $14.3 million resulting primarily from the acquisition of Vincor and the recognition of an additional $7.3 million of stock-based compensation expense.  The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to increases in advertising expenses of $11.6 million and selling expenses of $8.1 million resulting primarily from the Svedka Acquisition.  The Corporate Operations and Other segment’s selling, general and administrative expenses increased primarily due to increased general and administrative expenses to support the Company’s growth and the recognition of additional stock-based compensation expense in Nine Months 2008 of $6.1 million.  The decrease in unusual costs was primarily due to the recognition in Nine Months 2007 of (i)  $14.7 million of other charges associated with the Fiscal 2007 Wine Plan (primarily from the write-down of an Australian winery and certain Australian vineyards to fair value less cost to sell) and the Fiscal 2006 Plan, (ii)  a $13.4 million loss on the sale of the Company’s branded bottled water business, (iii)  financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition, and (iv)  foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; partially offset by the recognition of a $6.6 million loss in Nine Months 2008 in connection with the contribution of the Company’s U.K. wholesale business to the Matthew Clark joint venture and a $4.8 million realized gain on a prior asset sale.

Selling, general and administrative expenses as a percent of net sales increased to 20.1% for Nine Months 2008 as compared to 14.1% for Nine Months 2007 primarily due to (i)  the reporting of the imported beer and U.K. wholesale businesses under the equity method of accounting, (ii)  the percent increase in general and administrative expenses supporting the Company’s growth within the Corporate Operations and Other segment and the Constellation Wines segment growing at a faster rate than the increase in the respective segment’s net sales (including a combined increase of $13.3 million of stock-based compensation expense) and (iii)  the lower net sales associated with the reduction in the distributor wine inventory levels without a corresponding decrease in selling, general and administrative expenses within the U.S. branded wine business, partially offset by the lower unusual costs.

Acquisition-Related Integration Costs

Acquisition-related integration costs decreased to $5.2 million for Nine Months 2008 from $17.6 million for Nine Months 2007.  Acquisition-related integration costs for Nine Months 2008 consisted of costs recorded primarily in connection with the Vincor Plan.  These costs included $0.8 million of employee-related costs and $4.4 million of facilities and other one-time costs.  Acquisition-related integration costs for Nine Months 2007 consisted of costs recorded in connection with the Vincor Plan and the Company's plan to restructure and integrate the operations of the Robert Mondavi Corporation of $16.7 million and $0.9 million, respectively.

For Fiscal 2008, the Company expects to incur total acquisition-related integration costs of $14.3 million primarily in connection with the Fiscal 2008 Plan and the Vincor Plan.

Restructuring and Related Charges

The Company recorded $0.7 million of restructuring and related charges for Nine Months 2008 associated primarily with the Fiscal 2008 Plan and the Fiscal 2006 Plan of $2.2 million, partially offset by the reversal of prior accruals related primarily to the Vincor Plan and the Fiscal 2006 Plan of $1.5 million.  Restructuring and related charges included $0.9 million of employee termination benefit costs, ($0.4) million of contract termination costs and $0.2 million of facility consolidation/relocation costs.  In addition, in connection with the Company’s Fiscal 2007 Wine Plan, the Fiscal 2006 Plan, the Fiscal 2008 Plan and the Vincor Plan, the Company recorded (i)  $6.6 million of accelerated depreciation and $0.2 million of inventory write-downs and (ii)  $1.5 million of other related costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Income.  The Company recorded $26.1 million of restructuring and related charges for Nine Months 2007 associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan.

For Fiscal 2008, the Company expects to incur total restructuring and related charges of $19.6 million associated with the Fiscal 2008 Plan, the Vincor Plan and the Fiscal 2006 Plan.  In addition, with respect to the Fiscal 2008 Plan, Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company expects to incur inventory write-downs, accelerated depreciation and other charges of $12.1 million, $11.5 million and $11.0 million, respectively, for Fiscal 2008.

Operating Income

The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Nine Months 2008 and Nine Months 2007.

	Nine Months 2008 Compared to Nine Months 2007
	Operating Income (Loss)
	2008	2007	% Increase (Decrease)
Constellation Wines	$413.0	$474.3	(13)%
Constellation Spirits	58.1	52.5	11%
Constellation Beers	-	199.2	(100)%
Corporate Operations and Other	(63.3)	(44.8)	41%
Crown Imports	426.6	-	N/A
Consolidations and eliminations	(426.6)	-	N/A
Total Reportable Segments	407.8	681.2	(40)%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(24.1)	(121.1)	(80)%
Consolidated Operating Income	$383.7	$560.1	(31)%

As a result of the factors discussed above, consolidated operating income decreased to $383.7 million for Nine Months 2008 from $560.1 million for Nine Months 2007, a decrease of $176.4 million, or (31%).  Acquisition-related integration costs, restructuring and related charges and unusual costs of $24.1 million for Nine Months 2008 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment.  These costs represent the flow through of inventory step-up associated primarily with the Company’s acquisition of Vincor of $8.1 million, the loss on the contribution of the U.K. wholesale business of $6.6 million, accelerated depreciation associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan of $6.6 million, acquisition-related integration costs of $5.2 million associated primarily with the Vincor Plan, other related costs, restructuring and related charges and inventory write-offs associated with the Fiscal 2006 Plan, Fiscal 2007 Wine Plan, the Fiscal 2008 Plan and the Vincor Plan of $1.4 million, $0.7 million and $0.2 million, respectively, and the flow through of adverse grape cost of $0.1 million associated with the acquisition of Robert Mondavi, partially offset by a $4.8 million realized gain on a prior asset sale.  Acquisition-related integration costs, restructuring and related charges and unusual costs of $121.1 million for Nine Months 2007 represent restructuring and related charges of $26.1 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $24.4 million associated primarily with the Company’s acquisition of Vincor; acquisition-related integration costs of $17.6 million associated primarily with the Vincor Plan; other charges of $14.7 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan included within selling, general and administrative expenses; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.8 million related to the Company’s new senior credit facility entered into in connection with the Vincor acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor acquisition; the flow through of adverse grape cost of $3.0 million associated with the acquisition of Robert Mondavi; and accelerated depreciation and the write-down of certain inventory of $4.2 million and $0.5 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan.

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $230.1 million in Nine Months 2008 from $10.7 million in Nine Months 2007.  This increase is primarily due to the January 2, 2007, consummation of the Crown Imports beer joint venture and the reporting of the results of operations of that joint venture since that date under the equity method of accounting of $213.9 million.

Gain on Change in Fair Value of Derivative Instrument

In April 2006, the Company entered into a foreign currency forward contract in connection with the acquisition of Vincor to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness.  For Nine Months 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument.  Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, a transaction that involves a business combination is not eligible for hedge accounting treatment.  As such, the gain was recognized separately on the Company’s Consolidated Statements of Income.

Interest Expense, Net

Interest expense, net of interest income of $3.1 million and $4.0 million, for Nine Months 2008 and Nine Months 2007, respectively, increased to $248.8 million for Nine Months 2008 from $194.3 million for Nine Months 2007, an increase of $54.5 million, or 28%.  The increase resulted primarily from higher average borrowings in Nine Months 2008 as a result of the funding of the acquisition of Vincor and the Svedka Acquisition, and the $500.0 million of share repurchases.

            Provision for Income Taxes

The Company’s effective tax rate decreased slightly to 39.3% for Nine Months 2008 from 39.4% for Nine Months 2007.  The slight decrease in the Company’s effective tax rate for Nine Months 2008 is primarily due to reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions offset by the recognition of a nondeductible pretax loss in connection with the Company’s contribution of its U.K. wholesale business and increases to existing tax contingencies and related interest.

            Net Income

As a result of the above factors, net income decreased to $221.5 million for Nine Months 2008 from $261.7 million for Nine Months 2007, a decrease of $40.2 million, or (15%).

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

Nine Months 2008 Cash Flows

Operating Activities

Net cash provided by operating activities for Nine Months 2008 was $252.3 million, which resulted primarily from $221.5 million of net income, plus $183.9 million of net non-cash items charged to the Consolidated Statement of Income, $48.7 million increase in accounts payable and $46.9 million increase in accrued excise taxes, partially offset by increases of $200.2 million and $58.5 million in accounts receivable and inventories, respectively, and $55.5 million of other items.

The net non-cash items consisted primarily of depreciation of property, plant and equipment, deferred tax provision and stock-based compensation expense.  The increase in accounts payable and inventories is primarily due to seasonality in connection with the completion of the U.S. annual grape harvest.  The increase in accrued excise taxes is primarily due to the timing of the excise tax payment associated with a seasonal increase in U.K. net sales as net sales are significantly higher in November as compared to February.  The increase in accounts receivable is primarily due to seasonality as January and February are typically the Company’s lowest selling months.  The other items consist primarily of $52.5 million of non-cash gains on foreign currency denominated intercompany balances, which are offset in the income statement by losses on derivative instruments designed to economically hedge such foreign currency risks.

Investing Activities

Net cash used in investing activities for Nine Months 2008 was $277.4 million, which resulted primarily from the use of $385.4 million for the Svedka Acquisition, net of cash acquired, and $79.5 million of capital expenditures, partially offset by $185.6 million of net proceeds from the formation of the U.K. wholesale joint venture.

Financing Activities

Net cash provided by financing activities for Nine Months 2008 was $15.9 million resulting primarily from proceeds from issuance of long-term debt of $716.1 million, partially offset by purchases of treasury stock of $500.0 million and principal payments of long-term debt of $168.6 million.

Share Repurchases

During February 2006, the Company’s Board of Directors replenished a June 1998 Board of Directors authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Common Stock.  During Nine Months 2007, the Company repurchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share.  The Company used revolver borrowings under the June 2006 Credit Agreement to pay the purchase price for these shares.  During February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Common Stock.  During Nine Months 2008, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007.  The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction.  The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares.  The repurchased shares have become treasury shares.

Debt

Total debt outstanding as of November 30, 2007, amounted to $4,703.8 million, an increase of $518.3 million from February 28, 2007.  The ratio of total debt to total capitalization increased to 57.2% as of November 30, 2007, from 55.1% as of February 28, 2007.

Senior Credit Facility

2006 Credit Agreement

In connection with the acquisition of Vincor, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”).  On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”).  The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement”.  The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011.  Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the acquisition of Vincor and to repay certain indebtedness of Vincor.  The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

As of November 30, 2007, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2008 and for each of the five succeeding fiscal years are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Total
(in millions)
2008	$-	$-	$-
2009	210.0	2.0	212.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	-	1,426.0	1,426.0
	$930.0	$1,440.0	$2,370.0

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin.  The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility.  As of November 30, 2007, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

The February 23, 2007, amendment amended the June 2006 Credit Agreement to, among other things, (i)  increase the revolving credit facility from $500.0 million to $900.0 million, which increased the aggregate credit facilities from $3.5 billion to $3.9 billion; (ii)  increase the aggregate amount of cash payments the Company is permitted to make in respect or on account of its capital stock; (iii)  remove certain limitations on the incurrence of senior unsecured indebtedness and the application of proceeds thereof; (iv)  increase the maximum permitted total “Debt Ratio” and decrease the required minimum “Interest Coverage Ratio”; and (v)  eliminate the “Senior Debt Ratio” covenant and the “Fixed Charges Ratio” covenant.  The November 19, 2007, amendment clarified certain provisions governing the incurrence of senior unsecured indebtedness and the application of proceeds thereof under the June 2006 Credit Agreement, as previously amended.

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

As of November 30, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 6.4%, tranche B term loans of $1,440.0 million bearing an interest rate of 6.6%, revolving loans of $16.5 million bearing an interest rate of 5.3%, outstanding letters of credit of $35.2 million, and $848.3 million in revolving loans available to be drawn.

As of December 31, 2007, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 6.5%, tranche B term loans of $1,440.0 million bearing an interest rate of 6.6%, revolving loans of $358.0 million bearing an interest rate of 6.2%, outstanding letters of credit of $35.4 million, and $506.6 million in revolving loans available to be drawn.  As of December 31, 2007, the increase in the outstanding revolving loan balance since November 30, 2007, is due primarily to the additional borrowings under the senior credit facility to finance a portion of the BWE purchase price.

As of November 30, 2007, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010.  For Nine Months 2008 and Nine Months 2007, the Company reclassified $5.8 million, net of tax effect of $3.8 million, and $4.1 million, net of tax effect of $2.7 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income.  For Third Quarter 2008 and Third Quarter 2007, the Company reclassified $2.2 million, net of tax effect of $1.4 million, and $1.8 million, net of tax effect of $1.2 million, respectively, from AOCI to the interest expense, net line in the Company’s Consolidated Statements of Income.  This non-cash operating activity is included on the other, net line in the Company’s Consolidated Statements of Cash Flows.

Senior Notes

As of November 30, 2007, the Company had outstanding £1.0 million ($2.1 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”).  In addition, as of November 30, 2007, the Company had outstanding £154.0 million ($316.7 million, net of $0.2 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”).  The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

In addition, as of November 30, 2007, the Company had outstanding $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”).  The February 2001 Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

Also, as of November 30, 2007, the Company had outstanding $693.8 million (net of $6.2 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”).  The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points.

On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”).  The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement.  Interest on the May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007.  The May 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest to the redemption date, plus a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points.  The May 2007 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company.  Certain of the Company’s significant U.S. operating subsidiaries guarantee the May 2007 Senior Notes, on a senior unsecured basis.  As of November 30, 2007, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.  In December 2007, the Company initiated an offer to holders of its May 2007 Senior Notes to exchange such notes with new senior notes that have terms that are substantially identical in all material respects to the May 2007 Senior Notes, except that the new senior notes will be registered under the Securities Act of 1933, as amended.  The offer to exchange is currently set to expire on January 10, 2008.

On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”).  The net proceeds of the offering ($493.0 million) were used to fund a portion of the purchase price of BWE.  Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008.  The December 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus a make whole payment based on the present value of the remaining scheduled payments of principal and interest on the notes at a discount rate equal to the Treasury Rate plus 50 basis points.  The December 2007 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company.  Certain of the Company’s significant operating subsidiaries guarantee the December 2007 Senior Notes, on a senior unsecured basis.

Senior Subordinated Notes

As of November 30, 2007, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”).  The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.

Subsidiary Credit Facilities

The Company has additional credit arrangements totaling $464.4 million as of November 30, 2007.  These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations.  Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.  As of November 30, 2007, amounts outstanding under these arrangements were $155.1 million.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”,applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:  (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments.  The Company is required to adopt SFAS No. 159 for fiscal years beginning March 1, 2009.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations.”  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i)  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii)  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii)  determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after March 1, 2009.  Earlier adoption is prohibited.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company is required to adopt SFAS No. 160 for fiscal years beginning  March 1, 2009.  Earlier adoption is prohibited.  The Company is currently assessing the financial impact of SFAS No. 160 on its consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the expected impact upon the Company’s net sales and diluted earnings per share resulting from the decision to reduce distributor inventory wine levels in the U.S., (iii) the Company’s expected restructuring and related charges, inventory write-downs, accelerated depreciation, acquisition-related integration costs, and other related charges, and (iv) information regarding expected actions of third parties are forward-looking statements.  When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that  (i) the impact upon net sales and diluted earnings per share resulting from the decision to reduce distributor wine inventory levels will vary from current expectations due to the actual levels of distributor wine inventory level reductions and (ii) the Company’s restructuring and related charges, inventory write-downs, accelerated depreciation, acquisition-related integration costs, and other related charges may exceed current expectations due to, among other reasons, variations in anticipated headcount reductions, inventory to be written down, or contract terminations or greater than anticipated implementation costs.  For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

Foreign currency forward contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S.  As of November 30, 2007, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

As of November 30, 2007, and November 30, 2006, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,474.4 million and $2,302.1 million, respectively. Approximately 98.5% of the Company’s total exposures were hedged as of November 30, 2007.  Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2007, and November 30, 2006, the fair value of open foreign exchange contracts would have been decreased by $171.3 million and $177.3 million, respectively.  Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk.  The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,147.9 million and $1,564.2 million as of November 30, 2007, and November 30, 2006, respectively.  A hypothetical 1% increase from prevailing interest rates as of November 30, 2007, and November 30, 2006, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $98.2 million and $72.2 million, respectively.

As of November 30, 2007, and November 30, 2006, the Company had outstanding interest rate swap agreements to minimize interest rate volatility.  The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of November 30, 2007, and November 30, 2006, would have increased the fair value of the interest rate swaps by $29.0 million and $39.3 million, respectively.

In addition to the $2,147.9 million and $1,564.2 million estimated fair value of fixed rate debt outstanding as of November 30, 2007, and November 30, 2006, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of November 30, 2007, and November 30, 2006, of $2,471.7 million and $2,842.3 million, respectively.  Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of November 30, 2007, and November 30, 2006, is $24.7 million and $28.4 million, respectively.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Western Wines Limited (“Western Wines”), an entity that the Company acquired in June 2006 as part of its acquisition of Vincor International Inc., is a party to a proceeding in the Crown Court in the United Kingdom based on claims made by the Environment Agency in the United Kingdom that Western Wines failed to comply with certain U.K. recovery and recycling regulations in each of the three years 2003, 2004 and 2005 inclusive.  The Environment Agency has asserted that if Western Wines had complied with its obligations it would have paid the Environment Agency assessments totaling £187,545 with respect to the three year period.  The Environment Agency initiated the proceeding in Magistrates’ Court in Telford through the issuance of a Summons dated August 21, 2007 and served upon Western Wines on or after September 21, 2007.  Following a hearing on October 22, 2007, the proceeding was referred by the Magistrates’ Court to the Crown Court, which is scheduled to hear the matter on January 22, 2008.  Western Wines is not disputing that the violation occurred or its responsibility for the violation.  The Company does not expect the amount that Western Wines will be obligated to pay to be material to the Company and has made an appropriate reservation on its books with respect to its anticipated obligations.

Item 6.    Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 62 of this report.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: January 9, 2008	By:	/s/ Thomas F. Howe
Thomas F. Howe, Senior Vice President, Controller

Dated: January 9, 2008	By:	/s/ Robert Ryder
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

2.5
Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference). +

2.6
Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference). +

2.7
Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.8
Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.9
Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed herewith).

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).
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

4.33
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.34
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

4.36
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

4.37
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

4.38
Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.39
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

4.40
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

4.41
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

10.1
Description of Compensation Arrangements for Non-Management Directors (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 2, 2007, filed October 4, 2007 and incorporated herein by reference).*

10.2
Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.3
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of December 6, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.4
Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.7
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

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