Form 10-K
period 2008-02-29
CONSTELLATION BRANDS, INC.
filed 2008-04-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,594,746,812. On that date the registrant had no non-voting common equity.
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 17, 2008, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	193,328,783
Class B Common Stock, par value $.01 per share	23,771,154
Class 1 Common Stock, par value $.01 per share	None
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 17, 2008 is incorporated by reference in Part III to the extent described therein.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EX-4.13
EX-4.22
EX-4.31
EX-4.37
EX-4.39
EX-4.46
EX-10.37
EX-10.40
EX-10.41
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.2

     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, and (iii) information concerning expected actions of third parties are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that the Company’s purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations, equipment relocation or costs of implementation. Additional important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I
Item 1. Business
Introduction
     Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2008,” “Fiscal 2007,” and “Fiscal 2006” shall refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2009” shall refer to the Company’s fiscal year ending February 28, 2009.
     Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2007 and have been obtained or derived from industry and government publications and Company estimates and include brands acquired in connection with the December 2007 acquisition of the Fortune Brands U.S. wine business and excludes the Almaden and Inglenook brands which were sold in February 2008. The industry and government publications include: Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market: Impact Databank Review and Forecast; Euromonitor; Australian Bureau of Statistics; Information Resources, Inc.; ACNielsen; Association for Canadian Distillers; AZTEC; and DISCUS. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on unit volume.
     The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 8,200 employees located throughout the world and the corporate headquarters are located in Fairport, New York.
     The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of brands across the wine, spirits and imported beer categories. The Company has the largest wine business in the world and has a leading market position in each of its core markets, which include the United States (“U.S.”), Canada, United Kingdom (“U.K.”), Australia and New Zealand.
     The Company conducts its business through entities it wholly owns as well as through a variety of joint ventures with various other entities, both within and outside the U.S. On January 2, 2007, the Company participated in establishing and commencing operations of a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) are imported, marketed and sold by the joint venture in the U.S., the District of Columbia and Guam, along with certain other imported beer brands in their respective territories. This imported beers joint venture is referred to hereinafter as “Crown Imports”. On April 17, 2007, the Company participated in establishing and commencing operations of a joint venture with Punch Taverns plc (“Punch”) in which Punch acquired a 50% interest in the Company’s wholesale business in the U.K. This U.K. wholesale joint venture is referred to hereinafter as “Matthew Clark”.

     In the U.S., the Company is the largest multi-category (wine, spirits and imported beer) supplier of beverage alcohol. In addition to having a leading position in wine, the Company is also a leading producer and marketer of distilled spirits in the U.S. The Company is the largest marketer of imported beer in the U.S. through its January 2, 2007, investment in Crown Imports (see “Recent Acquisitions, Equity Method Investments and Divestiture” below and “Investment in Crown Imports” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K). Prior to January 2, 2007, the Company was the largest marketer of imported beer in 25 primarily western U.S. states, where it had exclusive rights to import, market and sell the Mexican brands in its portfolio.
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
     Prior to April 17, 2007, the Company owned and operated the leading independent (non-brewery-owned) drinks wholesaler to the on-premise trade in the U.K., providing a full range of beverage alcohol and soft drinks. On April 17, 2007, as discussed above, the Company participated in establishing and commencing operations of the Matthew Clark joint venture (see “Recent Acquisitions, Equity Method Investments and Divestiture” below and “Investment in Matthew Clark” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K). The Company continues to leverage Matthew Clark as a strategic route-to-market for its branded product portfolio.
     The Company’s net sales by product category are summarized as follows:

	For the Year		For the Year
	Ended		Ended
	February 29,	% of	February 28,	% of
	2008	Total	2007	Total
(in millions)
Branded wine	$3,016.9	80%	$2,755.7	53%
Wholesale and other	341.9	9%	1,087.7	21%
Spirits	414.2	11%	329.4	6%
Imported beers	—	—	1,043.6	20%

Consolidated Net Sales	$3,773.0	100%	$5,216.4	100%

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

	For the Year		For the Year
	Ended		Ended
	February 29,	% of	February 28,	% of
	2008	Total	2007	Total
(in millions)
North America	$2,005.6	67%	$1,933.2	70%
Europe	637.9	21%	495.7	18%
Australia/New Zealand	373.4	12%	326.8	12%

Consolidated Net Sales	$3,016.9	100%	$2,755.7	100%

     There are certain key trends within the beverage alcohol industry, which include:
•	Consolidation of suppliers, wholesalers and retailers;

•	An increase in global wine consumption; and

•	Consumers “trading up” to premium products within certain categories. On a global basis, within the wine category, premium wines are growing faster than value-priced wines. In the U.S., within the beer category, imported beers are growing faster than domestic beers, and premium spirits are growing faster than value-priced spirits.
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
Recent Acquisitions, Equity Method Investments and Divestiture
     In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin popular-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.7 million.
     In December 2007, the Company acquired the Fortune Brands U.S. wine business, which includes wineries and vineyards in California and produces, markets and sells super-premium and fine wines including Clos du Bois, Geyser Peak and Wild Horse. The transaction expands the Company’s portfolio of super-premium plus wine brands and strengthens its position as the largest premium wine company in the U.S.
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
     In March 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) and related business. Svedka is produced in Sweden, and is now the fourth largest imported vodka and fastest growing major imported premium vodka in the U.S. This acquisition increases the Company’s mix of premium spirits and provides a foundation from which the Company looks to leverage its premium spirits portfolio for growth.

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
     For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K.
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

     Constellation Wines
     Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories — table wine, sparkling wine and dessert wine — and across all price points — popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, Australia and New Zealand. As the largest producer and marketer of wine in the world, Constellation Wines has leading market positions in several countries. It is a leading producer and marketer of wine in the U.S., Canada, Australia and New Zealand and the largest marketer of wine in the U.K. Wine produced by the Company in the U.S. is primarily marketed domestically and in the U.K. and Canada. Wine produced in Australia and New Zealand is primarily marketed domestically and in the U.S. and U.K., while wine produced in Canada is primarily marketed domestically. In addition, Constellation Wines exports its wine products to other major wine consuming markets of the world.
     In the U.S., Constellation Wines sells 21 of the top-selling 100 table brands and has the largest portfolio of premium, super-premium and fine wines. In Canada, it has wine across all price points, and has four of the top-selling 25 table wine brands and the leading Icewine brand with Inniskillin. It has five of the top-selling 25 table wine brands in the U.K. and the best-selling brand of fortified British wine. In Australia, it has wine brands across all price points and varieties, including a comprehensive range of premium wine brands, and has six of the top-selling 25 wine brands and is the largest producer of cask (box) wines.
     Constellation Wines’ well-known wine brands include Robert Mondavi Winery, Inniskillin, Simi, Franciscan Oakville Estate, Wild Horse, Kim Crawford, Estancia, Toasted Head, Clos du Bois, Ravenswood, Jackson-Triggs, Blackstone, Robert Mondavi Private Selection, Ruffino, Nobilo, Rex Goliath, Hogue, Woodbridge by Robert Mondavi, Alice White, Hardys, Kumala, Black Box, Banrock Station, Vendange, Arbor Mist and Stowells.
     Throughout Fiscal 2007 and prior to April 17, 2007, Constellation Wines owned entirely the leading independent beverage wholesaler to the on-premise trade in the U.K. As previously discussed, on April 17, 2007, the Company along with Punch completed the formation of the Matthew Clark joint venture, which now owns and operates that U.K. wholesale business. Matthew Clark has approximately 20,000 on-premise accounts and distributes wine, distilled spirits, cider, beer, RTDs and soft drinks. Those products include Constellation Wines’ branded wine and cider, and products produced by other major drinks companies.
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
     Constellation Spirits
     Constellation Spirits produces, bottles, imports and markets a diversified line of distilled spirits. Constellation Spirits is a leading producer and marketer of distilled spirits in the U.S. The majority of the segment’s distilled spirits unit volume consists of products marketed in the value and mid-premium price category, including Black Velvet, Chi-Chi’s prepared cocktails, Barton, Sköl, Fleischmann’s, Canadian LTD, Montezuma, Ten High, Mr. Boston and Inver House.

     The segment is continuing efforts to increase its premium spirits mix. These efforts include the Svedka acquisition and increased focus on premium brands such as Black Velvet Reserve, the 99 Schnapps family, Effen Vodka, Ridgemont Reserve 1792 Bourbon, Meukow Cognac, Monte Alban Mezcal, the di Amore cordial family, Caravella, and Old Pulteney and Speyburn single-malt scotches.
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
     Crown Imports
     Effective January 2, 2007, the Constellation Beers operating segment was replaced with the Crown Imports operating segment as the Company completed the formation of the Crown Imports joint venture with Modelo. The Company and Modelo indirectly each have equal interest in Crown Imports, which has the exclusive right to import, market and sell Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico, Negra Modelo, St. Pauli Girl and Tsingtao brands in all 50 states of the U.S. The Company accounts for its investment in Crown Imports under the equity method. In the U.S., Crown Imports has six of the top-selling 25 imported beer brands. Corona Extra is the best-selling imported beer and the sixth best-selling beer overall and Corona Light is the leading imported light beer.
     Corporate Operations and Other
     The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing.
Marketing and Distribution
     The Company’s segments employ full-time, in-house marketing, sales and customer service organizations to maintain a high degree of focus on their respective product categories. The organizations use a range of marketing strategies and tactics to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions and public relations. Where opportunities exist, particularly with national accounts, the Company leverages its sales and marketing skills across the organization and segments.
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
Trademarks and Distribution Agreements
     Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. Agreements include, among others, a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light, Lauder’s and Imperial Spirits brands, and a long-term license agreement with Chi-Chi’s, Inc., which expires in 2117, for the production, marketing and sale of beverage products, alcoholic and non-alcoholic, utilizing the Chi-Chi’s brand name. The Company also holds an import and license agreement for the Caravella brands with Sperone SPA, which expires in 2057, under which it owns the Caravella trademarks in the U.S. during the term; a distribution and license agreement with Inver House Distillers Limited, which expires in 2009, for the Old Pulteney and Speyburn brands; and a distribution and license agreement with C.D.G., SA that expires in 2015 for the Meukow brand.
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
     Crown Imports and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, have entered into an Importer Agreement (the “Importer Agreement”), pursuant to which Extrade II granted to Crown Imports the exclusive right to sell the Modelo Brands in the territories mentioned above. The joint venture and the related importation arrangements provide that, subject to the terms and conditions of those agreements, the joint venture and the related importation arrangements will continue through 2016 for an initial term of 10 years, and renew in 10-year periods unless GModelo Corporation, a Delaware corporation and subsidiary of Diblo, gives notice prior to the end of year seven of any term.

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
     Constellation Wines’ principal wine competitors include: E&J Gallo Winery, The Wine Group, Foster’s Group, WJ Deutsch, Diageo and Kendall-Jackson in the U.S.; Andrew Peller, Foster’s Group, Maison des Futailles and E&J Gallo Winery in Canada; Foster’s Group, E&J Gallo Winery, Diageo, and Pernod Ricard in the U.K.; and Foster’s Group and Pernod Ricard in Australia and New Zealand. Constellation Wines’ principal cider competitors include Scottish and Newcastle and C&C Group.
     Constellation Spirits’ principal distilled spirits competitors include: Diageo, Fortune Brands, Bacardi, Pernod Ricard and Brown-Forman.
     Crown Imports’ principal competitors include: Heineken, Anheuser-Busch, InBev, and Diageo in the imported beer category as well as domestic producers such as Anheuser-Busch, SABMiller and Molson Coors.
Production
     In the U.S., the Company operates 26 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. In Australia, the Company operates 11 wineries where wine is produced from many varieties of grapes grown in most of the major viticultural regions. The Company also operates 10 wineries in Canada, four wineries in New Zealand and one winery in South Africa. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the U.S. and Canada, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in Australia and New Zealand, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.
     The Company has five facilities for the production and bottling of its distilled spirits products. The bourbon whiskeys and domestic blended whiskeys marketed by the Company are primarily produced and aged by the Company at its distillery in Bardstown, Kentucky. The Company’s primary distilled spirits bottling facility in the U.S. is in Owensboro, Kentucky. The majority of the Company’s Canadian whisky requirements are produced and aged at its Canadian distilleries in Lethbridge, Alberta, and Valleyfield, Quebec. The Company’s requirements of Scotch whisky, tequila, mezcal and the neutral grain spirits it uses in the production of gin, vodka and other spirits products, are primarily purchased from various suppliers.
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
     Most of the Company’s annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Canada, and begins in February and runs through May in Australia and New Zealand. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event that demand for certain wine products exceed expectations, the Company would seek to source the extra requirements from the bulk wine markets, but could experience shortages.
     The Company receives grapes from approximately 1,175 independent growers in the U.S., approximately 1,350 independent growers in Australia, approximately 140 independent growers in New Zealand and approximately 100 independent growers in Canada. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and is generally based on then-current market prices. In Australia, approximately 725 of the 1,350 growers belong to a grape growers’ cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the U.K., the Company produces wine from materials purchased either on a contract basis or on the open market.
     At February 29, 2008, the Company owned or leased approximately 26,000 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Canada, Australia and New Zealand. This acreage supplies only a small percentage of the Company’s overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.
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
     The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company’s cost of product sold. In the U.S., Canada and Australia, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of the Company’s glass container requirements for its U.S. operations and another producer supplies substantially all of the Company’s glass container requirements for its Australian operations and an affiliate of that producer supplies a majority of the Company’s glass container requirements for its Canadian operations. The Company has been able to satisfy its requirements with respect to the foregoing and considers its sources of supply to be adequate at this time. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

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
Employees
     As of the end of March 2008, the Company had approximately 8,200 full-time employees throughout the world. Approximately 3,900 full-time employees were in the U.S. and approximately 4,300 full-time employees were outside of the U.S., in countries including Australia, the U.K., Canada and New Zealand. Additional workers may be employed by the Company during the peak and grape crushing seasons. The Company considers its employee relations generally to be good.
Company Information
     The Company’s internet address is http://www.cbrands.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.cbrands.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. The internet address of the SEC’s site is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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

     Our senior credit facility and the indentures under which our debt securities have been issued contain restrictive covenants and provisions. These covenants and provisions affect our ability to grant additional liens, engage in changes of control and engage in certain other fundamental changes. Certain of our existing indentures under which debt securities have been issued contain additional covenants and provisions that affect our ability to incur additional debt, sell assets, pay dividends, enter into transactions with affiliates, make investments and engage in certain other additional fundamental changes. Our senior credit facility also contains restrictions on our ability to make acquisitions and certain financial ratio tests, including a debt coverage ratio and an interest coverage ratio. These restrictions could limit our ability to conduct business. If we fail to comply with the obligations contained in the senior credit facility, our existing or future indentures or other loan agreements, we could be in default under such agreements, which could require us to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.
Our acquisition and joint venture strategies may not be successful.
     We have made a number of acquisitions, including our recent acquisition of the Fortune Brands, Inc. U.S. wine business, our Svedka acquisition and our Vincor acquisition and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings or realize anticipated operational synergies. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention. In connection with the integration of acquired operations, we may periodically restructure our businesses and/or sell assets. We may not achieve expected cost savings from restructuring activities or realize the expected proceeds from asset sales, and actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.
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

     We have entered into joint ventures, including our joint venture with Modelo and our joint venture with Punch, and we may enter into additional joint ventures. We share control of our joint ventures. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture. Our joint venture arrangements may require us to pay certain costs or to make certain capital investments and we may have little control over the amount or the timing of these payments and investments. In addition, our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our financial condition or results of operations. We cannot assure you that any of our acquisitions or joint ventures will be profitable or that forecasts regarding joint venture activities will be accurate. In particular, risks and uncertainties associated with our joint ventures include, among others, the joint venture’s ability to operate its business successfully, the joint venture’s ability to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture and the strength of the joint venture’s relationships with its employees, suppliers and customers.
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
An increase in import and excise duties or other taxes or government regulations could have a material adverse effect on our business.
     The U.S., the U.K., Canada, Australia and other countries in which we operate impose import and excise duties and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in import and excise duties or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state or provincial regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.

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
     Since 1995, there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets. There have been periods in the past, however, in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:
•	A general decline in economic or geo-political conditions;

•	Increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans;

•	A trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;

•	The increased activity of anti-alcohol groups;

•	Increased federal, state or foreign excise or other taxes on beverage alcohol products; and

•	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products.
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
     Glass bottle costs are one of our largest components of cost of product sold. In the U.S., Canada and Australia, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. operations and another producer supplies substantially all of our glass container requirements for our Australian operations and one of its affiliates supplies a majority of our glass container requirements for our Canadian operations. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.
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
We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position and brand equity.
     Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted numerous trademark registrations covering our brands and products and have filed, and expect to continue to file, trademark applications seeking to protect newly-developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.
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

An increase in the cost of energy or the cost of environmental regulatory compliance could affect our profitability.
     We have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. We may experience significant future increases in the costs associated with environmental regulatory compliance. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. We cannot guarantee that we will be able to pass along increased energy costs or increased costs associated with environmental regulatory compliance to our customers through increased prices.
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
Various diseases, pests and certain weather conditions could affect quality and quantity of grapes or other agricultural raw materials.
     Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes and other agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our grape suppliers or suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, which could lead to a shortage of our product supply.
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
     Constellation Wines
     Through the Constellation Wines segment, the Company maintains facilities in the U.S., Australia, New Zealand, the U.K., the Republic of Ireland, South Africa and Canada. These facilities include wineries, bottling plants, cider producing facilities, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in Canandaigua, New York; St. Helena, California; Gonzales, California; San Francisco, California; Healdsburg, California; Reynella, South Australia; Bristol, England; Guildford, England; and Mississaugua, Ontario.
      United States
     In the U.S., the Company through its Constellation Wines segment operates two wineries in New York, located in Canandaigua and Naples; 20 wineries in California, located in Acampo, Esparto, Gonzales, Healdsburg, Kenwood, Napa, Oakville, Soledad, Rutherford, Templeton, Ukiah, two in Geyserville, two in Lodi, two in Madera and three in Sonoma; three wineries in Washington, located in Prosser, Woodinville and Sunnyside; and one winery in Caldwell, Idaho. All of these wineries are owned, except for the wineries in Caldwell (Idaho) and Woodinville (Washington), which are leased. The Constellation Wines segment considers its principal wineries in the U.S. to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Ravenswood wineries in Sonoma (California), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Winery in Lodi (California), the Robert Mondavi Winery in Oakville (California) and the Blackstone Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine. In California, the Constellation Wines segment also operates a distribution center and four warehouses.
     Through the Constellation Wines segment, as of February 29, 2008, the Company owned or leased approximately 13,800 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

      Australia/New Zealand
     Through the Constellation Wines segment, the Company owns and operates 11 Australian wineries, five of which are in South Australia, three in Western Australia and the other three in New South Wales, Victoria and Tasmania. Additionally, through this segment the Company also owns four wineries in New Zealand. All but one of these Australia/New Zealand wineries crush grapes, vinify and cellar wine. Five include bottling and/or packaging operations. The facility in Reynella, South Australia bottles a significant portion of the wine produced in Australia, produces all Australian sparkling wines and cellars wines. The Company considers the segment’s principal facilities in Australia/New Zealand to be the Berri Estates winery located in Glossop and the bottling facility located in Reynella, both in South Australia.
     Through the Constellation Wines segment, the Company owns or has interests in approximately 6,800 acres of vineyards in South Australia, Western Australia, Victoria, and Tasmania, and approximately 3,700 acres of vineyards, either fully bearing or under development, in New Zealand.
      Europe
     Through the Constellation Wines segment, in the U.K. the Company operates two facilities in England, located in Bristol and Shepton Mallet. The Bristol facility, which is leased, is considered a principal facility and produces, bottles and packages wine; and the Shepton Mallet facility, which is owned, produces, bottles and packages cider.
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
     Additionally, through the Constellation Wines segment, the Company leases warehouse and office facilities in Dublin in support of the Company’s business of marketing, storing and distributing alcoholic beverages in the Republic of Ireland.
     Canada
     Through the Constellation Wines segment, the Company owns and operates 10 Canadian wineries, four of which are in British Columbia, four in Ontario, one in Quebec and one in New Brunswick. The British Columbia and Ontario operations all harvest a domestic crop and all locations vinify and cellar wines. Four wineries include bottling and/or packaging operations. The Company also operates a distribution center in Mississaugua, Ontario. In addition, through the segment the Company operates facilities in Vancouver, British Columbia and Kitchener, Ontario in connection with its beer and wine making kit business. The Company considers the segment’s principal facilities in Canada to be Niagara Cellars located in Niagara Falls (Ontario), the Vincor Quebec Division located in Rougemont (Quebec), the Vincor Production Facility located in Oliver (British Columbia) and the distribution center located in Mississaugua (Ontario).
     Through the Constellation Wines segment, as of February 29, 2008, the Company owned or leased approximately 1,700 acres of vineyards, either fully bearing or under development, in Ontario and British Columbia to supply a portion of the grapes used in the production of wine.

      South Africa
     Through the Constellation Wines segment, the Company operates a leased winery facility in South Africa.
      Constellation Spirits
     Through the Constellation Spirits segment, the Company maintains leased division offices in Chicago, Illinois.
     Through this segment, the Company owns and operates three distilling plants, one in the U.S. and two in Canada. The distilling plant in the U.S. is located in Bardstown, Kentucky. The Company previously owned and operated a distilling plant in Albany, Georgia, which is in the process of being sold to a third party in the Company’s first quarter of fiscal 2009. The Company has moved the operations previously conducted at the Albany, Georgia plant to other Company facilities. The two distilling plants in Canada are located in Valleyfield, Quebec and Lethbridge, Alberta. The Company considers this segment’s principal distilling plants to be the facilities located in Bardstown (Kentucky), Valleyfield (Quebec) and Lethbridge (Alberta). The Bardstown facility distills, bottles and warehouses distilled spirits products for the Company and, on a contractual basis, for other industry members. The two Canadian facilities distill, bottle and store Canadian whisky for the segment, and distill and/or bottle and store Canadian whisky, vodka, rum, gin and liqueurs for third parties.
     In the U.S., the Company through its Constellation Spirits segment also operates two bottling plants, located in Owensboro, Kentucky and Carson, California. The facility located in Owensboro (Kentucky) is owned, while the facility in Carson (California) is leased. During the fourth quarter of fiscal 2008, the Company closed its bottling plant located in Atlanta, Georgia and moved that plant’s bottling operations to other Company facilities. The Company considers this segment’s bottling plant located in Owensboro to be one of the segment’s principal facilities. The Owensboro facility bottles and warehouses distilled spirits products for the segment and is also utilized for contract bottling.
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

Item 3. Legal Proceedings
     In the ordinary course of their business, the Company and its subsidiaries are subject to lawsuits, arbitrations, claims and other legal proceedings in connection with their business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Management believes that the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.
     Regulatory Matters — The Company and its subsidiaries are in discussions with various governmental agencies concerning matters raised during regulatory examinations or otherwise subject to such agencies’ inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any pending regulatory matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.
     Western Wines Limited (“Western Wines”), an entity that the Company acquired in June 2006 as part of its Vincor acquisition, was a party to a proceeding in the Crown Court in the U.K. that was resolved on January 22, 2008. The proceeding was based on claims made by the Environment Agency in the U.K. that Western Wines failed to comply with certain U.K. recovery and recycling regulations in each of the three years 2003, 2004 and 2005 inclusive. The Environment Agency had asserted that if Western Wines had complied with its obligations it would have paid the Environment Agency assessments totaling £187,545 with respect to the three year period. Western Wines had not disputed that the violation occurred or its responsibility for the violation. The matter was heard by the Crown Court on January 22, 2008, where the Crown Court imposed a fine of £225,000 (representing primarily the £187,545 that Western Wines would have paid had it registered) and awarded the Environment Agency compensation and costs of approximately £6,000. Western Wines did not appeal the decision and has paid the amounts ordered by the Crown Court.

Item 4. Submission of Matters to a Vote of Security Holders
     At a Special Meeting of Stockholders of Constellation Brands, Inc. held on December 6, 2007 (the “Special Meeting”), the holders of the Company’s Class A Common Stock (the “Class A Stock”) and the holders of the Company’s Class B Common Stock (the “Class B Stock”), voting together as a single class with holders of Class A Stock having one (1) vote per share and holders of Class B Stock having ten (10) votes per share, approved a proposal to approve the amendment and restatement of the Company’s Certificate of Incorporation and also approved a proposal to approve the amendment and restatement of the Company’s Long-Term Stock Incentive Plan.
     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.
I.	The amendment and restatement of the Company’s Certificate of Incorporation was approved with the following votes:

For:	373,612,800
Against:	2,472,339
Abstain:	1,775,961
Broker Nonvotes:	0
II.	The amendment and restatement of the Company’s Long-Term Stock Incentive Plan was approved with the following votes:

For:	356,547,130
Against:	12,976,003
Abstain:	1,859,439
Broker Nonvotes:	6,478,528
Executive Officers of the Company
     Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	57	Chairman of the Board
Robert Sands	49	President and Chief Executive Officer
Alexander L. Berk	58	Chief Executive Officer, Constellation Beers and Spirits, and President and Chief Executive Officer, Barton Incorporated
Jose F. Fernandez	52	Chief Executive Officer, Constellation Wines North America
F. Paul Hetterich	45	Executive Vice President, Business Development and Corporate Strategy
Jon Moramarco	51	Chief Executive Officer, Constellation International
Thomas J. Mullin	56	Executive Vice President and General Counsel
Robert Ryder	48	Executive Vice President and Chief Financial Officer
W. Keith Wilson	57	Executive Vice President and Chief Administrative Officer

     Richard Sands, Ph.D., is the Chairman of the Board of the Company. He has been employed by the Company in various capacities since 1979. He has served as a director since 1982. In September 1999, Mr. Sands was elected Chairman of the Board. He served as Chief Executive Officer from October 1993 to July 2007, as Executive Vice President from 1982 to May 1986, as President from May 1986 to December 2002 and as Chief Operating Officer from May 1986 to October 1993. He is the brother of Robert Sands.
     Robert Sands is President and Chief Executive Officer of the Company. He was appointed Chief Executive Officer in July 2007 and appointed as President in December 2002. He has served as a director since January 1990. Mr. Sands also served as Chief Operating Officer from December 2002 to July 2007, as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000, and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.
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
     Jose F. Fernandez is the Chief Executive Officer, Constellation Wines North America and the President and Chief Executive Officer of Constellation Wines U.S., Inc. Mr. Fernandez has held various positions with the Company since 2000. He was appointed Chief Executive Officer of Constellation Wines North America in July 2007 and has served as President and Chief Executive Officer of Constellation Wines U.S., Inc. since December 2003. Mr. Fernandez also served as President and Chief Executive Officer of Pacific Wine Partners (a previous joint venture between the Company and Hardy Wine Company Limited) from August 2001 until November 2003 and as Chief Executive Officer of BRL Hardy North America (previously an affiliate of Hardy Wine Company Limited) from October 2000 to August 2001. The Company acquired Hardy Wine Company Limited in calendar 2003. It is now known as Constellation Australia Limited. Mr. Fernandez has been in the beverage alcohol industry for most of his career, serving in various positions with other beverage alcohol companies.
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
     Jon Moramarco is the Chief Executive Officer, Constellation International, having served in that role since March 2007. From February 2006 through February 2007, he was the President and Chief Executive Officer of Constellation Europe, and from December 2003 through January 2006 he was President and Chief Executive Officer, Icon Estates. He served as President and Chief Executive Officer, Canandaigua Wine Company, Inc. (now named Constellation Wines U.S., Inc.) from October 1999 through November 2003. Mr. Moramarco has more than 20 years of diverse experience in the wine industry.

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
     Robert Ryder joined the Company in May 2007 as Executive Vice President and Chief Financial Officer. Mr. Ryder previously served from 2005 to 2006 as Executive Vice President and Chief Financial and Administrative Officer of IMG, a sports marketing and media company. From 2002 to 2005, he was Senior Vice President and Chief Financial Officer of American Greetings Corporation, a publicly traded, multi-national consumer products company. From 1989 to 2002, he held several management positions of increasing responsibility with PepsiCo, Inc. These included control, strategic planning, mergers and acquisitions and CFO and Controller positions serving at PepsiCo’s corporate headquarters and at its Frito-Lay International and Frito-Lay North America divisions. Mr. Ryder is a certified public accountant.
     W. Keith Wilson joined the Company in January 2002 as Senior Vice President, Human Resources. In September 2002, he was elected Chief Human Resources Officer and in April 2003 he was elected Executive Vice President. In July 2007 was appointed Chief Administrative Officer while retaining the position of Executive Vice President. From 1999 to 2001, Mr. Wilson served as Senior Vice President, Global Human Resources of Xerox Engineering Systems, a subsidiary of Xerox Corporation, which engineers, manufactures and sells hi-tech reprographics equipment and software worldwide. From 1990 to 1999, he served in various senior human resource positions with the banking, marketing and real estate and relocation businesses of Prudential Life Insurance of America, an insurance company that also provides other financial products.
     Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Class A Common Stock (the “Class A Stock”) and Class B Common Stock (the “Class B Stock”) trade on the New York Stock Exchange® (“NYSE”) under the symbols STZ and STZ.B, respectively. There is no public trading market for the Company’s Class 1 Common Stock. The following tables set forth for the periods indicated the high and low sales prices of the Class A Stock and the Class B Stock as reported on the NYSE.
CLASS A STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2007
High	$28.02	$27.29	$29.09	$29.17
Low	$23.32	$24.13	$26.90	$23.01
Fiscal 2008
High	$24.61	$25.79	$26.46	$24.97
Low	$18.83	$21.23	$22.39	$19.01
CLASS B STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2007
High	$27.73	$27.29	$29.00	$29.14
Low	$24.00	$23.85	$26.85	$23.15
Fiscal 2008
High	$24.42	$25.60	$26.34	$24.91
Low	$19.00	$21.40	$22.54	$19.20
     At April 17, 2008, the number of holders of record of Class A Stock and Class B Stock of the Company were 998 and 211, respectively. There were no holders of record of Class 1 Common Stock.
     With respect to its common stock, the Company’s policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends on its common stock since its initial public offering in 1973. In addition, under the terms of the Company’s senior credit facility, the Company is currently constrained from paying cash dividends on its common stock. Also, certain of the indentures for the Company’s outstanding senior notes and senior subordinated notes may restrict the payment of cash dividends on its common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on common stock.

Item 6. Selected Financial Data

	For the Years Ended
	February 29,	February 28,	February 28,	February 28,	February 29,
	2008	2007	2006	2005	2004
(in millions, except per share data)
Sales	$4,885.1	$6,401.8	$5,707.0	$5,139.8	$4,469.3
Less-excise taxes	(1,112.1)	(1,185.4)	(1,103.5)	(1,052.2)	(916.9)

Net sales	3,773.0	5,216.4	4,603.5	4,087.6	3,552.4
Cost of product sold	(2,491.5)	(3,692.5)	(3,278.9)	(2,947.0)	(2,576.6)

Gross profit	1,281.5	1,523.9	1,324.6	1,140.6	975.8
Selling, general and administrative expenses	(807.3)	(768.8)	(612.4)	(555.7)	(457.3)
Impairment of goodwill and intangible assets(1)	(812.2)	—	—	—	—
Acquisition-related integration costs(2)	(11.8)	(23.6)	(16.8)	(9.4)	—
Restructuring and related charges(3)	(6.9)	(32.5)	(29.3)	(7.6)	(31.1)

Operating (loss) income	(356.7)	699.0	666.1	567.9	487.4
Equity in earnings of equity method investees	257.9	49.9	0.8	1.8	0.5
Interest expense, net	(341.8)	(268.7)	(189.6)	(137.7)	(144.7)
Gain on change in fair value of derivative instruments	—	55.1	—	—	1.2

(Loss) income before income taxes	(440.6)	535.3	477.3	432.0	344.4
Provision for income taxes	(172.7)	(203.4)	(152.0)	(155.5)	(124.0)

Net (loss) income	(613.3)	331.9	325.3	276.5	220.4
Dividends on preferred stock	—	(4.9)	(9.8)	(9.8)	(5.7)

(Loss) income available to common stockholders	$(613.3)	$327.0	$315.5	$266.7	$214.7

(Loss) earnings per common share:
Basic — Class A Common Stock	$(2.83)	$1.44	$1.44	$1.25	$1.08

Basic — Class B Common Stock	$(2.57)	$1.31	$1.31	$1.14	$0.98

Diluted — Class A Common Stock	$(2.83)	$1.38	$1.36	$1.19	$1.03

Diluted — Class B Common Stock	$(2.57)	$1.27	$1.25	$1.09	$0.95

Total assets	$10,052.8	$9,438.2	$7,400.6	$7,804.2	$5,558.7

Long-term debt, including current maturities	$4,878.0	$4,032.2	$2,729.9	$3,272.8	$2,046.1

(1)	For a detailed discussion of impairment of goodwill and intangible assets for the year ended February 29, 2008, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2008 Compared to Fiscal 2007 — Impairment of Goodwill and Intangible Assets.”

(2)	For a detailed discussion of acquisition-related integration costs for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2008 Compared to Fiscal 2007 — Acquisition-Related Integration Costs” and “Fiscal 2007 Compared to Fiscal 2006 — Acquisition-Related Integration Costs,” respectively.

(3)	For a detailed discussion of restructuring and related charges for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2008 Compared to Fiscal 2007 — Restructuring and Related Charges” and “Fiscal 2007 Compared to Fiscal 2006 — Restructuring and Related Charges,” respectively.
     For the years ended February 29, 2008, and February 28, 2007, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and notes thereto under Item 8 of this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
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
     The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

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
     The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve earnings per share growth and improve return on invested capital.
     The environment for the Company’s products is competitive in each of the Company’s core markets, due, in part, to industry and retail consolidation. In particular, the U.K. and Australian markets are highly competitive, as further described below. Competition in the U.S. beer and spirits markets is normally intense, with domestic and imported beer producers increasing brand spending in an effort to gain market share.
     The U.K. wine market is primarily an import market with Australian wines comprising approximately one-quarter of all wine sales in the U.K. off-premise business. The Australian wine market is primarily a domestic market. The Company has leading share positions in the Australian wine category in both the U.K. and Australian markets.

     Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The recent surplus of Australian wine made very low cost bulk wine available to these U.K. retailers which allowed certain of these large retailers to create and build private label brands in the Australian wine category. However, the Australian bulk wine supply is now declining. In January 2008, the Company implemented a price increase in the U.K. to cover certain cost increases. In March 2008, the U.K. announced a significant increase in duty as well as the expectation for future annual increases to approximate two percentage points above the rate of inflation. The Company immediately implemented an additional price increase in an effort to offset the impact of this March 2008 duty increase. In addition, the Company also implemented a price increase in Australia during the first quarter of calendar 2008 to cover certain cost increases.
     The calendar years 2004, 2005 and 2006 were years of record Australian grape harvests that contributed to a surplus of Australian bulk wine. However, the calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. As a result of the significant reduction in the calendar 2007 Australian grape harvest, the Company has begun to see a reduction in the current surplus and an increase in pricing for Australian bulk wine. Continuing drought conditions throughout most of calendar 2007 were expected to impact the size of the calendar 2008 Australian grape harvest as well. However, precipitation during the Company’s fourth quarter has alleviated some of the drought conditions in key wine producing regions of Australia resulting in the expectation for the calendar 2008 Australian grape harvest to be higher than the calendar 2007 Australian grape harvest. The Company expects the supply to continue to move into balance with demand as a result of two consecutive years of lower than recent average Australian grape harvests; however, the highly competitive conditions in the U.K. and Australian markets are expected to persist. In the U.S., while the calendar 2007 U.S. grape harvest yielded lower levels than the calendar 2006 U.S. grape harvest, the Company expects that the overall supply should remain generally in balance with demand.
     In the fourth quarter of fiscal 2008, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. As a result of this analysis, the Company concluded that the carrying amounts of goodwill assigned to the Constellation Wines segment’s Australian and U.K. reporting units exceeded their implied fair values and recorded impairment losses of $599.9 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statement of Operations. The impairment losses were determined by comparing the carrying value of goodwill assigned to specific reporting units within the segment as of December 31, 2007, with the implied fair value of the goodwill. In determining the implied fair value of the goodwill, the Company considered estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted during the Company’s fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment losses were primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to changes in market conditions in Australia and the U.K. in the fourth quarter of fiscal 2008.

     In addition, during the fourth quarter of fiscal 2008, the Company performed its review of indefinite lived intangible assets for impairment. The Company determined that certain intangible assets associated with the Constellation Wines segment’s Australian and U.K. reporting units, primarily trademarks, were impaired primarily due to the revised lower revenue and profit forecasts associated with products incorporating these assets. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this review, the Company recorded additional impairment losses of $204.9 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statement of Operations. Lastly, in connection with the Company’s Fiscal 2008 Plan (as defined below in Restructuring and Related Charges), the Company recorded asset impairment losses of $7.4 million associated primarily with certain definite lived trademarks of brands to be discontinued.
     For the year ended February 29, 2008 (“Fiscal 2008”), the Company’s net sales decreased 28% over the year ended February 28, 2007 (“Fiscal 2007”), primarily due to accounting for the Crown Imports and Matthew Clark investments under the equity method of accounting, partially offset by net sales of products acquired in the Vincor Acquisition, Svedka Acquisition and BWE Acquisition (as defined below) and a favorable foreign currency impact. Operating (loss) income decreased over the comparable prior year period resulting primarily from (i) impairment losses, (ii) the decreased imported beer and U.K. wholesale sales discussed above and (iii) the Company’s Constellation Wines segment’s program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008 (as discussed below) without a corresponding decrease in promotional, advertising, selling and general and administrative spend within the Constellation Wines segment, partially offset by the incremental benefit from the Vincor Acquisition, Svedka Acquisition and BWE Acquisition. Net (loss) income decreased over the comparable prior year period primarily due to the factors discussed above combined with income tax provision and increased interest expense, partially offset by an increase in equity in earnings of equity method investees in connection primarily with Crown Imports.
     The Company’s Constellation Wines segment implemented a program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008, in response to the consolidation of distributors over the past few years and supply chain technology improvements. As distributors are looking to operate with lower levels of inventory while maintaining appropriate service levels to retailers, the Company has worked closely with its distributors on supply-chain efficiencies, ultimately making the Company’s brands more competitive in the marketplace. The Company substantially completed its reduction of distributor inventory levels during the second quarter of fiscal 2008. This initiative had a significant impact on the Company’s Fiscal 2008 financial performance, including a reduction of net sales of approximately $110 million and a reduction in diluted earnings per share of approximately $0.15 per share.
     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2008 compared to Fiscal 2007, and Fiscal 2007 compared to the year ended February 28, 2006 (“Fiscal 2006”), and (ii) financial liquidity and capital resources for Fiscal 2008. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring and related charges and net unusual costs expected to affect consolidated results of operations of the Company for Fiscal 2009. References to base branded wine net sales, base branded wine gross profit and base branded wine business exclude the impact of branded wine acquired in the Vincor Acquisition and/or the BWE Acquisition, as appropriate. References to base branded spirits net sales and base branded spirits gross profit exclude the impact of branded spirits acquired in the Svedka Acquisition. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Acquisitions in Fiscal 2008 and Fiscal 2007
      Acquisition of BWE
     On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), an indirect wholly-owned subsidiary of Fortune Brands, Inc., together with BWE’s subsidiaries: Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc. (the “BWE Acquisition”). As a result of the BWE Acquisition, the Company has acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California, as well as various super-premium and fine California wine brands including Clos du Bois, Wild Horse and Geyser Peak.
     The BWE Acquisition supports the Company’s strategy of strengthening its portfolio with fast-growing super-premium and above wines. The BWE Acquisition strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.
     Total consideration paid in cash was $888.6 million, subject to certain purchase price adjustments. In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (as defined below). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price allocation, including the third-party appraisal, is in process.
     The results of operations of the BWE business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The Company expects the BWE Acquisition to have a material impact on the Company’s future results of operations, financial position and cash flows. In particular, the Company expects its future results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up, restructuring, integration and related charges, and interest expense associated with borrowings to finance the purchase price. The restructuring, integration and related charges relate to the Company’s January 2008 announcement of its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations of BWE (the “U.S. Initiative”).
      Acquisition of Svedka
     On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”). Svedka is a premium Swedish vodka and is the fastest growing major imported premium vodka in the U.S. At the time of the acquisition, Svedka was the fifth largest imported vodka in the U.S. The Svedka Acquisition supports the Company’s strategy of expanding the Company’s premium spirits business. The acquisition provides a foundation from which the Company looks to leverage its existing and future premium spirits portfolio for growth. In addition, Svedka complements the Company’s existing portfolio of super-premium and value vodka brands by adding a premium vodka brand that has experienced rapid growth.
     Total consideration paid in cash for the Svedka Acquisition was $385.8 million. In addition, the Company incurred direct acquisition costs of $1.3 million. The purchase price was financed with revolver borrowings under the Company’s June 2006 Credit Agreement (as defined below) as amended in February 2007.

     The results of operations of the Svedka business are reported in the Constellation Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition. The Svedka Acquisition had a significant impact on the Company’s interest expense associated with the additional revolver borrowings.
     Acquisition of Vincor
     On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company (the “Vincor Acquisition”). Vincor is Canada’s largest producer and marketer of wine. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa. Well-known premium brands acquired in the Vincor Acquisition include Inniskillin, Jackson-Triggs, Sawmill Creek, Sumac Ridge, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.
     The Vincor Acquisition supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic regions to capitalize on the overall growth in the wine industry. In addition to complementing the Company’s current operations in the U.S., U.K., Australia and New Zealand, the Vincor Acquisition increases the Company’s global presence by adding Canada as another core market and provides the Company with the ability to capitalize on broader geographic distribution in strategic international markets. In addition, the Vincor Acquisition makes the Company the largest wine company in Canada and strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.
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
     On April 17, 2007, the Company and Punch Taverns plc (“Punch”) commenced operations of a joint venture for the U.K. wholesale business (“Matthew Clark”). The U.K. wholesale business was formerly owned entirely by the Company. Under the terms of the arrangement, the Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. The joint venture reinforces Matthew Clark’s position as the U.K.’s largest independent premier drinks wholesaler serving the on-trade drinks industry. The Company received $185.6 million of cash proceeds from the formation of the joint venture.

     Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statement of Operations from the date of investment.
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

     The joint venture and the related importation arrangements provide that, subject to the terms and conditions of those agreements, the joint venture and the related importation arrangements will continue for an initial term of 10 years, and renew in 10-year periods unless Diblo Subsidiary gives notice prior to the end of year seven of any term. Upon consummation of the transactions, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statement of Operations from the date of investment.
Divestiture in Fiscal 2008
     In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin popular-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.7 million. The Company recorded a loss of $27.8 million on this sale which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
Results of Operations
Fiscal 2008 Compared to Fiscal 2007
     Net Sales
     The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2008 and Fiscal 2007.

	Fiscal 2008 Compared to Fiscal 2007
	Net Sales
			% Increase
	2008	2007	(Decrease)
Constellation Wines:
Branded wine	$3,016.9	$2,755.7	(9)%
Wholesale and other	341.9	1,087.7	(69)%

Constellation Wines net sales	3,358.8	3,843.4	(13)%
Constellation Spirits net sales	414.2	329.4	26%
Constellation Beers net sales	—	1,043.6	(100)%
Crown Imports net sales	2,391.0	368.8	NM
Consolidations and eliminations	(2,391.0)	(368.8)	NM

Consolidated Net Sales	$3,773.0	$5,216.4	(28)%

     NM = Not Meaningful
     Net sales for Fiscal 2008 decreased to $3,773.0 million from $5,216.4 million for Fiscal 2007, a decrease of $1,443.4 million, or (28%). This decrease resulted primarily from a decrease in net sales of $1,043.6 million and $759.8 million for the Crown Imports and Matthew Clark investments, respectively, which are accounted for under the equity method of accounting, partially offset by net sales of products acquired in the Vincor Acquisition, Svedka Acquisition and BWE Acquisition of $202.7 million and a favorable foreign currency impact of $133.5 million.

      Constellation Wines
     Net sales for Constellation Wines decreased to $3,358.8 million for Fiscal 2008 from $3,843.4 million in Fiscal 2007, a decrease of $484.6 million, or (13%). Branded wine net sales increased $261.2 million primarily due to $140.2 million of net sales of branded wine acquired in the Vincor Acquisition and BWE Acquisition, a favorable foreign currency impact of $108.2 million and a benefit of $55.7 million due to branded wine net sales for the U.K. previously sold through the Company’s U.K. wholesale business, partially offset by lower U.S. base branded wine net sales resulting primarily from the Company’s implementation of a program to reduce distributor wine inventory levels in the U.S. Wholesale and other net sales decreased $745.8 million primarily due to accounting for the Matthew Clark investment under the equity method of accounting, partially offset by a favorable foreign currency impact of $25.3 million.
     Constellation Spirits
     Net sales for Constellation Spirits increased to $414.2 million for Fiscal 2008 from $329.4 million for Fiscal 2007, an increase of $84.8 million, or 26%. This increase resulted primarily from $55.1 million of net sales of branded spirits acquired in the Svedka Acquisition and an increase in base branded spirits net sales of $19.9 million due primarily to higher average selling prices.
     Constellation Beers
     Net sales for Constellation Beers decreased $1,043.6 million, or (100%), from Fiscal 2007 as the Crown Imports investment is accounted for under the equity method of accounting.
      Gross Profit
     The Company’s gross profit decreased to $1,281.5 million for Fiscal 2008 from $1,523.9 million for Fiscal 2007, a decrease of $242.4 million, or (16%). The Constellation Wines segment’s gross profit increased $4.9 million primarily due to increased gross profit of $58.5 million due to the Vincor Acquisition and BWE Acquisition and a favorable foreign currency impact of $40.6 million, partially offset by a decrease of $77.8 million resulting from accounting for the Matthew Clark investment under the equity method of accounting and lower U.S. base branded wine gross profit resulting from the lower U.S. base branded wine net sales primarily as a result of the Company’s program to reduce distributor inventory levels. The Constellation Spirits segment’s gross profit increased $36.7 million primarily due to increased gross profit of $26.2 million due to the Svedka Acquisition and increased base branded spirits gross profit of $9.0 million resulting from the higher average selling prices. The Constellation Beers segment’s gross profit was down $290.9 million due to accounting for the Crown Imports investment under the equity method of accounting. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $6.9 million in Fiscal 2008 versus Fiscal 2007. This decrease resulted primarily from decreased flow through of inventory step-up of $18.8 million associated primarily with the Vincor Acquisition, partially offset by an increase in inventory write-offs and accelerated depreciation of $9.5 million and $5.4 million, respectively, primarily associated with the Fiscal 2008 Plan. Gross profit as a percent of net sales increased to 34.0% for Fiscal 2008 from 29.2% for Fiscal 2007 primarily due to the benefit of reporting the lower margin U.K. wholesale and imported beer businesses under the equity method of accounting, partially offset by (i) lower margins in the U.S. base branded wine business primarily due to the distributor inventory reduction program and (ii) lower margins in the U.K. branded wine business primarily due to the Company’s absorption of increased duty costs.

      Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $807.3 million for Fiscal 2008 from $768.8 million for Fiscal 2007, an increase of $38.5 million, or 5%. This increase is due to an increase of $76.4 million in the Constellation Wines segment, an increase of $30.2 million in the Constellation Spirits segment, and an increase of $24.6 million in Corporate Operations and Other, partially offset by a $82.8 million decrease in selling, general and administrative expenses within the Constellation Beers segment as the Crown Imports investment is accounted for under the equity method of accounting, and a reduction in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $9.9 million. The increase in the Constellation Wines segment’s selling, general and administrative expenses is due to increased general and administrative expenses of $43.2 million, advertising expenses of $20.4 million and selling expenses of $12.8 million resulting primarily from the Vincor Acquisition and BWE Acquisition and the recognition of an additional $6.5 million of stock-based compensation expense. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to increases in advertising expenses of $14.0 million and selling expenses of $11.8 million resulting primarily from the Svedka Acquisition. The Corporate Operations and Other segment’s selling, general and administrative expenses increased primarily due to increased general and administrative expenses to support the Company’s growth and the recognition of additional stock-based compensation expense in Fiscal 2008 of $6.8 million. The decrease in unusual costs was primarily due to the recognition in Fiscal 2008 of (i) $35.3 million of other costs associated primarily with the loss on the sale of the Company’s Almaden and Inglenook wine brands and certain other assets and (ii) a $6.6 million loss in connection with the contribution of the Company’s U.K. wholesale business to the Matthew Clark joint venture, net of a $4.8 million realized gain on a prior asset sale; partially offset by the recognition in Fiscal 2007 of (i) $16.3 million of other costs associated with the Fiscal 2007 Wine Plan (as defined below in Restructuring and Related Charges) (primarily from the write-down of an Australian winery and certain Australian vineyards to fair value less cost to sell) and the Fiscal 2006 Plan (as defined below in Restructuring and Related Charges), (ii) a $13.4 million loss on the sale of the Company’s branded bottled water business resulting from the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill, (iii) financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor Acquisition and (iv) foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor Acquisition.
     Selling, general and administrative expenses as a percent of net sales increased to 21.4% for Fiscal 2008 as compared to 14.7% for Fiscal 2007 primarily due to (i) the reporting of the imported beer and U.K. wholesale businesses under the equity method of accounting, (ii) the percent increase in general and administrative expenses supporting the Company’s growth within the Corporate Operations and Other segment and the Constellation Wines segment growing at a faster rate than the increase in the respective segment’s net sales (including a combined increase of $13.3 million of stock-based compensation expense for those segments) and (iii) the lower net sales associated with the reduction in the distributor wine inventory levels without a corresponding decrease in selling, general and administrative expenses within the U.S. branded wine business.

      Impairment of Goodwill and Intangible Assets
     The Company recorded $812.2 million of impairment losses for Fiscal 2008, consisting of impairments of goodwill and intangible assets of $599.9 million and $212.3 million, respectively, as more fully discussed in the Overview above.
      Acquisition-Related Integration Costs
     Acquisition-related integration costs decreased to $11.8 million for Fiscal 2008 from $23.6 million for Fiscal 2007. Acquisition-related integration costs for Fiscal 2008 consisted of costs recorded primarily in connection with the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”) and the Company’s plan to streamline certain of its international operations and costs associated with the consolidation of certain spirits production processes in the U.S., collectively with the U.S. Initiative, the “Fiscal 2008 Plan.” These costs included $4.8 million of employee-related costs and $7.0 million of facilities and other costs. Acquisition-related integration costs for Fiscal 2007 consisted of costs recorded primarily in connection with the Vincor Plan.
     For Fiscal 2009, the Company expects to incur total acquisition-related integration costs of $10.3 million primarily in connection with the Fiscal 2008 Plan.
      Restructuring and Related Charges
     The Company recorded $6.9 million of restructuring and related charges for Fiscal 2008 associated primarily with the Company’s Fiscal 2008 Plan and the Company’s worldwide wine reorganizations announced during Fiscal 2006 and the Company’s program to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”) of $12.0 million, partially offset by the reversal of prior accruals related primarily to the Vincor Plan of $5.1 million. Restructuring and related charges included $10.2 million of employee termination benefit costs, ($3.4) million of contract termination costs and $0.1 million of facility consolidation/relocation costs. In addition, in connection with the Fiscal 2008 Plan, the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”), the Fiscal 2006 Plan and the Vincor Plan, the Company recorded (i) $12.0 million of accelerated depreciation and $10.1 million of inventory write-downs, (ii) $7.4 million of intangible asset impairments and (iii) $2.2 million of other costs which were recorded in the cost of product sold line, impairment of goodwill and intangible assets line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Operations. The Company recorded $32.5 million of restructuring and related charges for Fiscal 2007 associated primarily with the Company’s Fiscal 2007 Wine Plan and Fiscal 2006 Plan.
     For Fiscal 2009, the Company expects to incur total restructuring and related charges of $16.7 million associated primarily with the Fiscal 2008 Plan and the Fiscal 2006 Plan. In addition, with respect to the Fiscal 2008 Plan, Fiscal 2007 Wine Plan and the Vincor Plan, the Company expects to incur $14.7 million and $8.1 million of charges in selling, general and administrative expenses and cost of product sold, respectively, related primarily to duplicative facility costs in the U.K. and accelerated depreciation, respectively.

     Operating (Loss) Income
     The following table sets forth the operating (loss) income (in millions of dollars) by operating segment of the Company for Fiscal 2008 and Fiscal 2007.

	Fiscal 2008 Compared to Fiscal 2007
	Operating (Loss) Income
			% Increase
	2008	2007	(Decrease)
Constellation Wines	$558.4	$629.9	(11)%
Constellation Spirits	72.0	65.5	10%
Constellation Beers	—	208.1	(100)%
Corporate Operations and Other	(85.5)	(60.9)	40%
Crown Imports	509.0	78.4	NM
Consolidations and eliminations	(509.0)	(78.4)	NM

Total Reportable Segments	544.9	842.6	(35)%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(901.6)	(143.6)	528%

Consolidated Operating (Loss) Income	$(356.7)	$699.0	(151)%

     As a result of the factors discussed above, consolidated operating (loss) income decreased to an operating loss of $356.7 million for Fiscal 2008 from operating income of $699.0 million for Fiscal 2007, a decrease of $1,055.7 million, or (151%). Acquisition-related integration costs, restructuring and related charges and unusual costs of $901.6 million for Fiscal 2008 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent impairment losses of goodwill and intangible assets primarily associated with the Company’s Australian and U.K. businesses of $812.2 million; other costs associated primarily with the sale of the Company’s Almaden and Inglenook wine brands and certain other assets of $35.3 million; accelerated depreciation associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2008 Plan of $12.0 million; acquisition-related integration costs and inventory write-offs associated primarily with the Vincor Plan and Fiscal 2008 Plan of $11.8 million and $10.1 million; the flow through of inventory step-up associated primarily with the Company’s Vincor Acquisition and BWE Acquisition of $11.4 million; restructuring and related charges associated primarily with the Fiscal 2008 Plan of $6.9 million; the loss on the contribution of the U.K. wholesale business of $6.6 million; and the flow through of adverse grape cost of $0.1 million associated with the acquisition of The Robert Mondavi Corporation (“Robert Mondavi”); partially offset by a $4.8 million realized gain on a prior asset sale. Acquisition-related integration costs, restructuring and related charges and unusual costs of $143.6 million for Fiscal 2007 represent restructuring and related charges of $32.5 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $30.2 million associated primarily with the Company’s Vincor Acquisition; acquisition-related integration costs of $23.6 million associated primarily with the Vincor Plan; other costs of $16.3 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor Acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor Acquisition; the flow through of adverse grape cost of $3.1 million associated with the acquisition of Robert Mondavi; and accelerated depreciation and the write-down of certain inventory of $6.6 million and $0.6 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan.

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees increased to $257.9 million in Fiscal 2008 from $49.9 million in Fiscal 2007. This increase is primarily due to the January 2, 2007, consummation of the Crown Imports joint venture and the reporting of the results of operations of that joint venture since that date under the equity method of accounting of $255.1 million.
     Gain on Change in Fair Value of Derivative Instrument
     In April 2006, the Company entered into a foreign currency forward contract in connection with the Vincor Acquisition to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. For Fiscal 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Operations.
     Interest Expense, Net
     Interest expense, net of interest income of $5.7 million and $5.4 million, for Fiscal 2008 and Fiscal 2007, respectively, increased to $341.8 million for Fiscal 2008 from $268.7 million for Fiscal 2007, an increase of $73.1 million, or 27%. The increase resulted primarily from higher average borrowings in Fiscal 2008 as a result of the funding of the Vincor Acquisition, Svedka Acquisition and BWE Acquisition, and the $500.0 million of share repurchases, partially offset by $185.6 million of net proceeds from the formation of the U.K. wholesale joint venture.
     Provision for Income Taxes
     The Company’s effective tax rate was (39.2%) for Fiscal 2008 as compared to 38.0% for Fiscal 2007. The change in the Company’s effective tax rate for Fiscal 2008 is primarily due to a non-deductible portion of the impairment losses related to goodwill and certain other intangible assets of $599.9 million and $177.0 million, respectively. In addition, the Company recorded a valuation allowance against net operating loss carryforwards in Australia of $51.7 million for Fiscal 2008. In Fiscal 2007, the Company sold its branded bottled water business that resulted in the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill. The provision for income taxes on the sale of the branded bottled water business increased the Company’s effective tax rate for Fiscal 2007.
     Net (Loss) Income
     As a result of the above factors, net (loss) income decreased to a net loss of $613.3 million for Fiscal 2008 from net income of $331.9 million for Fiscal 2007, a decrease of $945.2 million.

Fiscal 2007 Compared to Fiscal 2006
     Net Sales
     The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2007 and Fiscal 2006.

	Fiscal 2007 Compared to Fiscal 2006
	Net Sales
	2007	2006	% Increase
Constellation Wines:
Branded wine	$2,755.7	$2,263.4	22%
Wholesale and other	1,087.7	972.0	12%

Constellation Wines net sales	3,843.4	3,235.4	19%
Constellation Spirits net sales	329.4	324.6	1%
Constellation Beers net sales	1,043.6	1,043.5	N/A
Crown Imports net sales	368.8	—	N/A
Consolidations and eliminations	(368.8)	—	N/A

Consolidated Net Sales	$5,216.4	$4,603.5	13%

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
     Gross Profit
     The Company’s gross profit increased to $1,523.9 million for Fiscal 2007 from $1,324.6 million for Fiscal 2006, an increase of $199.3 million, or 15%. The Constellation Wines segment’s gross profit increased $199.1 million primarily from gross profit of $166.8 million due to the Vincor Acquisition and the additional gross profit of $36.8 million associated with the increased base branded wine net sales for North America. These amounts were partially offset by a $14.7 million decrease in U.K. and Australia gross profit resulting from the increased competition and promotional activities among suppliers in the U.K. and Australia, reflecting, in part, the effects of the oversupply of Australian wine and the retailer consolidation in the U.K., plus a late March 2006 increase in duty costs in the U.K. The Constellation Beers segment’s gross profit was comparable with prior year due to ten months of gross profit for Fiscal 2007 versus twelve months for Fiscal 2006. The Constellation Spirits segment’s gross profit was down slightly primarily due to increased material costs for spirits. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were lower by $3.8 million in Fiscal 2007 versus Fiscal 2006. This decrease resulted primarily from decreased flow through of adverse grape cost associated with the acquisition of Robert Mondavi of $19.9 million and decreased accelerated depreciation of $6.8 million associated with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan, partially offset by increased flow through of inventory step-up of $22.3 million associated primarily with the Vincor Acquisition. Gross profit as a percent of net sales increased to 29.2% for Fiscal 2007 from 28.8% for Fiscal 2006 primarily as a result of the factors discussed above.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $768.8 million for Fiscal 2007 from $612.4 million for Fiscal 2006, an increase of $156.4 million, or 26%. This increase is due primarily to an increase of $99.7 million in the Constellation Wines segment and a $43.5 million increase in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased advertising expenses of $28.0 million, selling expenses of $40.8 million and general and administrative expenses of $30.9 million resulting primarily from the Vincor Acquisition and the recognition of stock-based compensation expense of $8.4 million. The Constellation Beers segment’s selling, general and administrative expenses increased $12.1 million primarily due to increased advertising expenses of $12.1 million and general and administrative expenses of $2.7 million, partially offset by decreased selling expenses of $2.5 million and the impact of ten months of selling, general and administrative expenses for Fiscal 2007 compared to twelve months of selling, general and administrative expenses for Fiscal 2006. The Constellation Spirits segment’s selling, general and administrative expenses were up slightly primarily due to the recognition of stock-based compensation expense of $1.5 million. The Corporate Operations and Other segment’s selling, general and administrative expenses were down slightly, primarily due to costs recognized in Fiscal 2006 associated with professional service fees incurred in connection with the Company’s tender offer for Vincor that expired in December 2005 of $4.3 million and lower annual management incentive compensation expense in Fiscal 2007, partially offset by the recognition of stock-based compensation expense in Fiscal 2007 of $4.3 million and expenses associated with the formation of Crown Imports of $1.5 million. The increase in unusual costs was primarily due to the recognition of (i) $16.3 million of other costs associated with the Fiscal 2007 Wine Plan (primarily from the write-down of an Australian winery and certain Australian vineyards to fair value less cost to sell) and the Fiscal 2006 Plan, (ii) a $13.4 million loss on the sale of the Company’s branded bottled water business resulting from the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill, (iii) financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor Acquisition and (iv) foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor Acquisition. Selling, general and administrative expenses as a percent of net sales increased to 14.7% for Fiscal 2007 as compared to 13.3% for Fiscal 2006 primarily due to the increase in unusual costs and the recognition of stock-based compensation expense of $16.5 million.
     Acquisition-Related Integration Costs
     Acquisition-related integration costs increased to $23.6 million for Fiscal 2007 from $16.8 million for Fiscal 2006, an increase of $6.8 million, or 40%. Acquisition-related integration costs consisted of costs recorded primarily in connection with the Vincor Plan. Acquisition-related integration costs included $9.8 million of employee-related costs and $13.8 million of facilities and other costs. The Company recorded $16.8 million of acquisition-related integration costs for Fiscal 2006 in connection with the Company’s plan to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”).

     Restructuring and Related Charges
     The Company recorded $32.5 million of restructuring and related charges for Fiscal 2007 associated primarily with the Company’s Fiscal 2007 Wine Plan and Fiscal 2006 Plan. Restructuring and related charges included $5.9 million of employee termination benefit costs (net of reversal of prior accruals of $2.0 million), $25.6 million of contract termination costs and $1.0 million of facility consolidation/relocation costs (net of reversal of prior accruals of $0.3 million). In addition, in connection with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company recorded (i) $6.6 million of accelerated depreciation and $0.6 million of inventory write-downs and (ii) $16.3 million of other costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Operations. The Company recorded $29.3 million of restructuring and related charges for Fiscal 2006 associated primarily with the Fiscal 2006 Plan.
     Operating Income
     The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Fiscal 2007 and Fiscal 2006.

	Fiscal 2007 Compared to Fiscal 2006
	Operating Income (Loss)
			% Increase
	2007	2006	(Decrease)
Constellation Wines	$629.9	$530.4	19%
Constellation Spirits	65.5	73.4	(11)%
Constellation Beers	208.1	219.2	(5)%
Corporate Operations and Other	(60.9)	(63.0)	3%
Crown Imports	78.4	—	N/A
Consolidations and eliminations	(78.4)	—	N/A

Total Reportable Segments	842.6	760.0	11%
Acquisition-Related Integration Costs, Restructuring and Related Charges and Unusual Costs	(143.6)	(93.9)	53%

Consolidated Operating Income	$699.0	$666.1	5%

     As a result of the factors discussed above, consolidated operating income increased to $699.0 million for Fiscal 2007 from $666.1 million for Fiscal 2006, an increase of $32.9 million, or 5%. Acquisition-related integration costs, restructuring and related charges and unusual costs of $143.6 million for Fiscal 2007 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs represent restructuring and related charges of $32.5 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $30.2 million associated primarily with the Company’s Vincor Acquisition; acquisition-related integration costs of $23.6 million associated primarily with the Vincor Plan; other costs of $16.3 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor Acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor Acquisition; the flow through of adverse grape cost of $3.1 million associated with the acquisition of Robert Mondavi; and accelerated depreciation and the write-down of certain inventory of $6.6 million and $0.6 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. Acquisition-related integration costs, restructuring and related charges and unusual costs of $93.9 million for Fiscal 2006 represent restructuring and related charges of $29.3 million associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan; the flow through of adverse grape cost, acquisition-related integration costs, and the flow through of inventory step-up associated primarily with the Company’s acquisition of Robert Mondavi of $23.0 million, $16.8 million, and $7.9 million, respectively; accelerated depreciation and other costs of $13.4 million and $0.1 million, respectively, associated with the Fiscal 2006 Plan; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million.
     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees increased to $49.9 million in Fiscal 2007 from $0.8 million in Fiscal 2006, an increase of $49.1 million. This increase is primarily due to (i) the January 2, 2007, consummation of the Crown Imports joint venture and the reporting of the results of operations of that joint venture since that date under the equity method of accounting of $38.9 million, and (ii) an increase of $8.1 million associated with the Company’s investment in Ruffino S.r.l. (“Ruffino”) due primarily to the write-down in Fiscal 2006 of certain pre-acquisition Ruffino inventories.
     Gain on Change in Fair Value of Derivative Instrument
     In April 2006, the Company entered into a foreign currency forward contract in connection with the Vincor Acquisition to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness. For Fiscal 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under SFAS No. 133, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Operations.
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
Financial Liquidity and Capital Resources
     The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the U.S. and Canada, the annual grape crush normally begins in August and runs through October. In Australia and New Zealand, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with payments for such grapes beginning to come due one month later. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements. The Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Fiscal 2008 Cash Flows
     Operating Activities
     Net cash provided by operating activities for Fiscal 2008 was $519.8 million, which resulted primarily from a net loss of $613.3 million and net payments of $32.1 million associated with the change in operating assets and liabilities (net of effects from purchases and sales of businesses), partially offset by $1,165.2 million of net non-cash items charged to the Company’s Consolidated Statements of Operations. The net change in operating assets and liabilities was primarily driven by a $37.8 million increase in inventories and $29.2 million of other items, partially offset by a decrease in accounts receivable, net, of $56.2 million. The increase in inventories was due primarily to a delay in the release of the Canadian icewine vintage and an increase in U.S. wine inventory balances as a result of the Company’s program to reduce distributor wine inventory levels. The other items consist primarily of $24.7 million of losses on cash settlement of derivative instruments designed to economically hedge foreign currency risk associated with foreign currency denominated intercompany balances. These losses offset non-cash gains in the Company’s Consolidated Statements of Operations associated with the foreign currency denominated intercompany balances. The decrease in accounts receivable, net, is due to lower U.S. sales in the fourth quarter of fiscal 2008 in connection with the Company’s program to reduce distributor wine inventory levels and collection of accounts receivable balances acquired in the BWE Acquisition, partially offset by increased U.K. accounts receivable in connection with sales to Matthew Clark. The net non-cash items consisted primarily of impairment losses of goodwill and intangible assets, depreciation of property, plant and equipment and deferred tax provision.
     Investing Activities
     Net cash used in investing activities for Fiscal 2008 was $1,112.9 million, which resulted primarily from the use of $1,274.1 million, net of cash acquired, for the Svedka Acquisition and BWE Acquisition, and $143.8 million of capital expenditures, partially offset by $185.6 million of net proceeds from the formation of the U.K. wholesale joint venture and $133.7 million from the sale of the Company’s Almaden and Inglenook wine brands and certain other assets.
     Financing Activities
     Net cash provided by financing activities for Fiscal 2008 was $584.9 million resulting primarily from proceeds from issuance of long-term debt of $1,212.9 million and from notes payable of $219.4 million, partially offset by purchases of treasury stock of $500.0 million and principal payments of long-term debt of $374.9 million.
Fiscal 2007 Cash Flows
     Operating Activities
     Net cash provided by operating activities for Fiscal 2007 was $313.2 million, which resulted from $331.9 million of net income, plus $199.8 million of net non-cash items charged to the Company’s Consolidated Statements of Operations, less $163.4 million representing the net change in the Company’s operating assets and liabilities and $55.1 million of proceeds from maturity of derivative instrument reflected in investing activities.

     The net non-cash items consisted primarily of depreciation of property, plant and equipment, the deferred tax provision and equity in earnings of equity method investments. The net change in operating assets and liabilities resulted primarily from a decrease in other accrued expenses and liabilities of $157.2 million and an increase in inventories of $85.1 million, partially offset by a decrease in prepaid expenses and other current assets of $44.3 million. The decrease in other accrued expenses and liabilities is primarily due to the settlement of an outstanding marketing accrual in connection with the Company’s prior Mexican beers distribution agreement, settlement of restructuring accruals, increased income tax payments, and payments of non-recurring liabilities assumed in connection with the Vincor Acquisition. The increase in inventories was primarily due to the build-up of the imported beer inventories prior to the Company’s contribution of the beer business to Crown Imports. As Crown Imports began selling and importing in the 50 states of the United States of America, the District of Columbia and Guam on January 2, 2007, it was necessary to increase inventory levels in order to ensure there were adequate inventory levels to support the additional territories. The decrease in prepaid expenses and other current assets is primarily due to a decrease in prepaid marketing expense due to the settlement of the outstanding marketing accrual in connection with the Company’s prior Mexican beers distribution agreement noted above.
     Investing Activities
     Net cash used in investing activities for Fiscal 2007 was $1,197.1 million, which resulted primarily from $1,093.7 million for the purchase of a business and $192.0 million of capital expenditures, partially offset by $55.1 million of proceeds from maturity of derivative instrument entered into to fix the U.S. dollar cost of the Vincor Acquisition.
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
Share Repurchase Programs
     During February 2006, the Company’s Board of Directors replenished a June 1998 Board of Directors authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During Fiscal 2007, the Company repurchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share. The Company used revolver borrowings under the June 2006 Credit Agreement to pay the purchase price for these shares. No shares were repurchased during Fiscal 2006. During February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During Fiscal 2008, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007. The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

Debt
     Total debt outstanding as of February 29, 2008, amounted to $5,257.5 million, an increase of $1,072.0 million from February 28, 2007. The ratio of total debt to total capitalization increased to 65.5% as of February 29, 2008, from 55.1% as of February 28, 2007, primarily as a result of the additional borrowings to finance the Svedka Acquisition and the BWE Acquisition, the $500.0 million of share repurchases and the impairment losses of goodwill and intangible assets of $812.2 million.
     Senior Credit Facility
     2006 Credit Agreement
     In connection with the Vincor Acquisition, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”). The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement”. The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the Vincor Acquisition and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.
     As of February 29, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A	Tranche B
	Term Loan	Term Loan	Total
(in millions)
2009	$210.0	$2.0	$212.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	1,426.0	1,426.0

	$930.0	$1,440.0	$2,370.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of February 29, 2008, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

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
     As of February 29, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 5.7%, tranche B term loans of $1,440.0 million bearing an interest rate of 6.6%, revolving loans of $308.0 million bearing an interest rate of 4.4%, outstanding letters of credit of $35.8 million, and $556.2 million in revolving loans available to be drawn.
     As of April 25, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $885.0 million bearing an interest rate of 4.9%, tranche B term loans of $1,440.0 million bearing an interest rate of 4.9%, revolving loans of $354.0 million bearing an interest rate of 4.0%, outstanding letters of credit of $37.1 million, and $508.9 million in revolving loans available to be drawn.
     In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 29, 2008. These delayed start interest rate swap agreements extended the original hedged period through fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Operations. For Fiscal 2008 and Fiscal 2007, the Company reclassified $7.1 million and $5.9 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statement of Operations. This non-cash operating activity is included in the other, net line in the Company’s Consolidated Statements of Cash Flows.

     Senior Notes
     In August 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement.
     In February 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). On February 15, 2008, the Company repaid the February 2001 Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement.
     As of February 29, 2008, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of February 29, 2008, the Company had outstanding £154.0 million ($306.1 million, net of $0.2 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.
     On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s June 2006 Credit Agreement. The August 2006 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. As of February 29, 2008, the Company had outstanding $693.9 million (net of $6.1 million unamortized discount) aggregate principal amount of August 2006 Senior Notes.
     On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. The Original May 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest to the redemption date, plus a make whole payment based on the present value of the future payments at the applicable Treasury Rate plus 50 basis points. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 29, 2008, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

     On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. The December 2007 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount, plus a make whole payment based on the present value of the remaining scheduled payments of principal and interest on the notes at a discount rate equal to the Treasury Rate plus 50 basis points. As of February 29, 2008, the Company had outstanding $496.8 million (net of $3.2 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
     Senior Subordinated Notes
     As of February 29, 2008, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.
     Subsidiary Credit Facilities
     In addition to the above arrangements, the Company has additional credit arrangements totaling $397.0 million as of February 29, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 29, 2008, amounts outstanding under these arrangements were $130.7 million.
Contractual Obligations and Commitments
     The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 29, 2008. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 8, 9, 10, 11, 12, and 13 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for detailed discussion of items noted in the following table.

	PAYMENTS DUE BY PERIOD
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
(in millions)
Contractual obligations
Notes payable to banks	$379.5	$379.5	$—	$—	$—
Interest payments on notes payable to banks(1)	18.2	18.2	—	—	—
Long-term debt (excluding unamortized discount)	4,887.5	229.3	921.5	1,121.4	2,615.3
Interest payments on long- term debt(2)	1,757.4	314.1	490.7	421.6	531.0
Operating leases	706.2	80.4	127.7	99.4	398.7
Other long-term liabilities(3)	385.6	139.3	126.7	40.1	79.5
Unconditional purchase obligations(4)	3,182.0	546.6	843.1	467.9	1,324.4

Total contractual obligations	$11,316.4	$1,707.4	$2,509.7	$2,150.4	$4,948.9

(1)	Interest payments on notes payable to banks include interest on both revolving loans under the Company’s senior credit facility and on foreign subsidiary facilities. The weighted average interest rate on the revolving loans under the Company’s senior credit facility was 4.4% as of February 29, 2008. Interest rates on foreign subsidiary facilities range from 1.9% to 8.7% as of February 29, 2008.

(2)	Interest rates on long-term debt obligations range from 4.4% to 8.5%. Interest payments on long-term debt obligations include amounts associated with the Company’s outstanding interest rate swap agreements to fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 1.2% of the Company’s total long-term debt, as amounts are not material.

(3)	Other long-term liabilities include $25.9 million associated with expected payments for unrecognized tax benefit liabilities as of February 29, 2008, including $5.5 million in the less than one year period. The payments are reflected in the period in which the Company believes they will ultimately be settled based on the Company’s experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $105.2 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. See Note 10 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

(4)	Total unconditional purchase obligations consist of $17.3 million for contracts to purchase various spirits over the next four fiscal years, $3,071.7 million for contracts to purchase grapes over the next seventeen fiscal years, $62.2 million for contracts to purchase bulk wine over the next five fiscal years and $30.8 million for processing contracts over the next four fiscal years. See Note 13 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.
Capital Expenditures
     During Fiscal 2008, the Company incurred $143.8 million for capital expenditures. The Company plans to spend from $150 million to $170 million for capital expenditures in Fiscal 2009. In addition, the Company continues to consider the purchase, lease and development of vineyards and may incur additional expenditures for vineyards if opportunities become available. See “Business — Sources and Availability of Raw Materials” under Item 1 of this Annual Report on Form 10-K. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.
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

Critical Accounting Policies
     The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:
•	Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which would have a material adverse impact on the Company’s financial statements. Promotional costs were $733.7 million, $635.6 million and $501.9 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Accrued promotion costs were $143.9 million and $150.3 million as of February 29, 2008, and February 28, 2007, respectively.

•	Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements. Inventories were $2,179.5 million and $1,948.1 million as of February 29, 2008, and February 28, 2007, respectively.

•	Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred. Amortization expense for amortizable intangible assets was $4.8 million, $2.8 million and $1.9 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Amortizable intangible assets were $68.5 million and $39.3 million as of February 29, 2008, and February 28, 2007, respectively.

•	Impairment of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist primarily of trademarks as well as agency relationships. The Company is required to analyze its goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets or reporting unit and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of the assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements. The most significant assumptions used in the discounted future cash flows calculation to determine the fair value of the Company’s reporting units and the fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate and (iii) the annual cash flow projections.

If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of goodwill, then the changes individually, for only the discount rate and the expected long-term growth rate, would have resulted in the carrying value of the net assets of two of the reporting units, including their goodwill, exceeding their fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any. If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its fair value. For this sensitivity analysis, the Company excluded reporting units and units of accounting acquired during Fiscal 2008.

In the fourth quarter of fiscal 2008, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. As a result of this analysis, the Company concluded that the carrying amounts of goodwill assigned to the Constellation Wines segment’s Australian and U.K. reporting units exceeded their implied fair values and recorded impairment losses of $599.9 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statement of Operations. No impairment losses were recorded for Fiscal 2007 and Fiscal 2006. Goodwill was $3,123.9 million and $3,083.9 million as of February 29, 2008, and February 28, 2007, respectively.

In addition, during the fourth quarter of fiscal 2008, the Company performed its review of indefinite lived intangible assets for impairment. The Company determined that certain intangible assets associated with the Constellation Wines segment, primarily trademarks, were impaired. Accordingly, the Company recorded additional impairment losses of $204.9 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statement of Operations. The Company recorded an immaterial impairment loss for Fiscal 2007 for intangible assets with indefinite lives associated with assets held-for-sale. No impairment loss for intangible assets with indefinite lives was recorded in Fiscal 2006. Intangible assets with indefinite lives were $1,121.5 million and $1,096.1 million as of February 29, 2008, and February 28, 2007, respectively.

•	Accounting for Stock-Based Compensation. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method on March 1, 2006. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provided supplemental implementation guidance for SFAS No. 123(R). The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards granted after March 1, 2006. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, then stock-based compensation expense could be materially different in the future. If the Company used an expected term for its stock-based awards that was one year longer, the fair value of stock-based awards granted during Fiscal 2008 and Fiscal 2007 would have increased by $14.2 million, resulting in an increase of $3.0 million of stock-based compensation expense for Fiscal 2008. If the Company used an expected term of the stock-based awards that was one year shorter, the fair value of the stock-based awards granted during Fiscal 2008 and Fiscal 2007 would have decreased by $17.5 million, resulting in a decrease of $3.1 million of stock-based compensation expense for Fiscal 2008. The total amount of stock-based compensation recognized under SFAS No. 123(R) for Fiscal 2008 was $33.6 million, of which $30.4 million was expensed for Fiscal 2008 and $3.2 million was capitalized in inventory as of February 29, 2008. The total amount of stock-based compensation recognized under SFAS No. 123(R) for Fiscal 2007 was $18.1 million, of which $16.5 million was expensed for Fiscal 2007 and $1.6 million was capitalized in inventory as of February 28, 2007.

Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS No. 157 for fiscal years and interim periods beginning March 1, 2008. The adoption of SFAS No. 157 on March 1, 2008, did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 and provided the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement plans and has elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by SFAS No. 158. Accordingly, on March 1, 2008, the Company recognized adjustments to its opening retained earnings, accumulated other comprehensive income, net of income tax effect, and pension and other post-retirement plan assets or liabilities. These adjustments did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. The Company is required to adopt SFAS No. 159 for fiscal years beginning March 1, 2008. The adoption of SFAS No. 159 on March 1, 2008, did not have a material impact on the Company’s consolidated financial statements.

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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is required to adopt SFAS No. 160 for fiscal years beginning March 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the financial impact of SFAS No. 160 on its consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS No. 161 for its interim period beginning December 1, 2008, with earlier application encouraged. The Company is currently assessing the financial impact of SFAS No. 161 on its consolidated financial statements.
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
     Foreign currency derivative contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 29, 2008, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.

     As of February 29, 2008, and February 28, 2007, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,473.5 million and $2,383.3 million, respectively. Approximately 70% of the Company’s total exposures were hedged as of February 29, 2008. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 29, 2008, and February 28, 2007, the fair value of open foreign exchange contracts would have been decreased by $156.5 million and $161.8 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
     The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,507.2 million and $1,589.3 million as of February 29, 2008, and February 28, 2007, respectively. A hypothetical 1% increase from prevailing interest rates as of February 29, 2008, and February 28, 2007, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $124.7 million and $69.6 million, respectively.
     As of February 29, 2008, and February 28, 2007, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of February 29, 2008, and February 28, 2007, would have increased the fair value of the interest rate swaps by $23.6 million and $36.7 million, respectively.
     In addition to the $2,507.2 million and $1,589.3 million estimated fair value of fixed rate debt outstanding as of February 29, 2008, and February 28, 2007, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of February 29, 2008, and February 28, 2007, of $2,749.5 million and $2,688.7 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of February 29, 2008, and February 28, 2007, is $27.5 million and $26.9 million, respectively.

Item 8. Financial Statements and Supplementary Data
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective March 1, 2007. As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective March 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2008 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Rochester, New York
April 29, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of February 29, 2008. This evaluation excluded the internal control over financial reporting of the Fortune Brands U.S. wine business, which the Company acquired on December 17, 2007. As of February 29, 2008, total assets, net sales and loss before income taxes of the Fortune Brands U.S. wine business not evaluated with respect to the effectiveness of internal control over financial reporting comprised 9.6%, 0.4%, and 1.5% of the consolidated total assets, net sales, and loss before income taxes of the Company. Our audit of internal control over financial reporting of Constellation Brands, Inc. also excluded an evaluation of the internal control over financial reporting of the Fortune Brands U.S. wine business.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2008, and our report dated April 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Rochester, New York
April 29, 2008

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of February 29, 2008. This evaluation excluded the internal control over financial reporting of the Fortune Brands U.S. wine business, which the Company acquired on December 17, 2007. As of February 29, 2008, total assets, net sales and loss before income taxes of the Fortune Brands U.S. wine business not evaluated with respect to the effectiveness of internal control over financial reporting comprised 9.6%, 0.4%, and 1.5% of the consolidated total assets, net sales, and loss before income taxes of the Company.
The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 29,	February 28,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash investments	$20.5	$33.5
Accounts receivable, net	731.6	881.0
Inventories	2,179.5	1,948.1
Prepaid expenses and other	267.4	160.7

Total current assets	3,199.0	3,023.3
PROPERTY, PLANT AND EQUIPMENT, net	2,035.0	1,750.2
GOODWILL	3,123.9	3,083.9
INTANGIBLE ASSETS, net	1,190.0	1,135.4
OTHER ASSETS, net	504.9	445.4

Total assets	$10,052.8	$9,438.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$379.5	$153.3
Current maturities of long-term debt	229.3	317.3
Accounts payable	349.4	376.1
Accrued excise taxes	62.4	73.7
Other accrued expenses and liabilities	697.7	670.7

Total current liabilities	1,718.3	1,591.1

LONG-TERM DEBT, less current maturities	4,648.7	3,714.9

DEFERRED INCOME TAXES	535.8	474.1

OTHER LIABILITIES	384.1	240.6

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none at February 29, 2008, and February 28, 2007	—	—
Class A Common Stock, $.01 par value- Authorized, 315,000,000 shares; Issued, 221,296,639 shares at February 29, 2008, and 219,090,309 shares at February 28, 2007	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,782,954 shares at February 29, 2008, and 28,831,138 shares at February 28, 2007	0.3	0.3
Class 1 Common Stock, $.01 par value- Authorized, 15,000,000 shares; Issued, none at February 29, 2008, and February 28, 2007	—	—
Additional paid-in capital	1,344.0	1,271.1
Retained earnings	1,306.0	1,919.3
Accumulated other comprehensive income	736.0	349.1

	3,388.5	3,542.0

Less-Treasury stock-
Class A Common Stock, 29,020,781 shares at February 29, 2008, and 8,046,370 shares at February 28, 2007, at cost	(620.4)	(122.3)
Class B Convertible Common Stock, 5,005,800 shares at February 29, 2008, and February 28, 2007, at cost	(2.2)	(2.2)

	(622.6)	(124.5)

Total stockholders’ equity	2,765.9	3,417.5

Total liabilities and stockholders’ equity	$10,052.8	$9,438.2

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006

SALES	$4,885.1	$6,401.8	$5,707.0
Less — Excise taxes	(1,112.1)	(1,185.4)	(1,103.5)

Net sales	3,773.0	5,216.4	4,603.5
COST OF PRODUCT SOLD	(2,491.5)	(3,692.5)	(3,278.9)

Gross profit	1,281.5	1,523.9	1,324.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(807.3)	(768.8)	(612.4)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	(812.2)	—	—
ACQUISITION-RELATED INTEGRATION COSTS	(11.8)	(23.6)	(16.8)
RESTRUCTURING AND RELATED CHARGES	(6.9)	(32.5)	(29.3)

Operating (loss) income	(356.7)	699.0	666.1
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	257.9	49.9	0.8
INTEREST EXPENSE, net	(341.8)	(268.7)	(189.6)
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	—	55.1	—

(Loss) income before income taxes	(440.6)	535.3	477.3
PROVISION FOR INCOME TAXES	(172.7)	(203.4)	(152.0)

NET (LOSS) INCOME	(613.3)	331.9	325.3
Dividends on preferred stock	—	(4.9)	(9.8)

(LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(613.3)	$327.0	$315.5

SHARE DATA:
(Loss) earnings per common share:
Basic — Class A Common Stock	$(2.83)	$1.44	$1.44

Basic — Class B Common Stock	$(2.57)	$1.31	$1.31

Diluted — Class A Common Stock	$(2.83)	$1.38	$1.36

Diluted — Class B Common Stock	$(2.57)	$1.27	$1.25

Weighted average common shares outstanding:
Basic — Class A Common Stock	195.135	204.966	196.907
Basic — Class B Common Stock	23.812	23.840	23.904

Diluted — Class A Common Stock	195.135	239.772	238.707
Diluted — Class B Common Stock	23.812	23.840	23.904
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total

BALANCE, February 28, 2005	$—	$2.0	$0.3	$1,097.1	$1,276.8	$431.8	$(28.1)	$2,779.9
Comprehensive income:
Net income for Fiscal 2006	—	—	—	—	325.3	—	—	325.3
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	—	—	—	—	—	(159.2)	—	(159.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gains	—	—	—	—	—	0.1	—	0.1
Reclassification adjustments	—	—	—	—	—	(6.4)	—	(6.4)

Net loss recognized in other comprehensive income								(6.3)

Minimum pension liability adjustment	—	—	—	—	—	(18.9)	—	(18.9)

Other comprehensive loss, net of income tax effect								(184.4)

Comprehensive income								140.9
Conversion of 102,922 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—	—
Exercise of 3,662,997 Class A stock options	—	—	—	31.3	—	—	—	31.3
Employee stock purchases of 342,129 treasury shares	—	—	—	4.4	—	—	1.9	6.3
Acceleration of 5,130,778 Class A stock options	—	—	—	7.3	—	—	—	7.3
Dividend on Preferred Shares	—	—	—	—	(9.8)	—	—	(9.8)
Issuance of 7,150 restricted Class A Common shares	—	—	—	—	—	—	—	—
Amortization of unearned restricted stock compensation	—	—	—	0.2	—	—	—	0.2
Tax benefit on Class A stock options exercised	—	—	—	19.0	—	—	—	19.0
Tax benefit on disposition of employee stock purchases	—	—	—	0.1	—	—	—	0.1
Other	—	—	—	—	—	—	—	—

BALANCE, February 28, 2006	—	2.0	0.3	1,159.4	1,592.3	247.4	(26.2)	2,975.2
Comprehensive income:
Net income for Fiscal 2007	—	—	—	—	331.9	—	—	331.9
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	—	—	—	—	—	132.1	—	132.1
Unrealized loss on cash flow hedges:
Net derivative losses	—	—	—	—	—	(7.3)	—	(7.3)
Reclassification adjustments	—	—	—	—	—	(10.4)	—	(10.4)

Net loss recognized in other comprehensive income								(17.7)

Minimum pension liability adjustment	—	—	—	—	—	(3.4)	—	(3.4)

Other comprehensive loss, net of income tax effect								111.0

Comprehensive income								442.9
Adjustments to initially apply SFAS No. 158, net of income tax effect	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of 3,894,978 Class A Common shares	—	—	—	—	—	—	(100.0)	(100.0)
Conversion of 32,000 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—	—
Exercise of 5,423,708 Class A stock options	—	0.1	—	63.6	—	—	—	63.7
Employee stock purchases of 318,137 treasury shares	—	—	—	4.1	—	—	1.8	5.9
Stock-based employee compensation	—	—	—	17.9	—	—	—	17.9
Dividend on Preferred Shares	—	—	—	—	(4.9)	—	—	(4.9)
Conversion of 170,500 Mandatory Convertible Preferred shares	—	0.1	—	(0.1)	—	—	—	—
Issuance of 8,614 restricted Class A Common shares	—	—	—	—	—	—	—	—
Amortization of unearned restricted stock compensation	—	—	—	0.1	—	—	—	0.1
Tax benefit on Class A stock options exercised	—	—	—	26.0	—	—	—	26.0
Tax benefit on disposition of employee stock purchases	—	—	—	0.1	—	—	—	0.1
Other	—	—	—	—	—	—	(0.1)	(0.1)

BALANCE, February 28, 2007	$—	$2.2	$0.3	$1,271.1	$1,919.3	$349.1	$(124.5)	$3,417.5

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total

BALANCE, February 28, 2007	$—	$2.2	$0.3	$1,271.1	$1,919.3	$349.1	$(124.5)	$3,417.5
Comprehensive loss:
Net loss for Fiscal 2008	—	—	—	—	(613.3)	—	—	(613.3)
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	—	—	—	—	—	412.2	—	412.2
Unrealized loss on cash flow hedges:
Net derivative losses	—	—	—	—	—	(23.6)	—	(23.6)
Reclassification adjustments	—	—	—	—	—	(3.1)	—	(3.1)

Net loss recognized in other comprehensive income								(26.7)

Pension:
Net actuarial losses	—	—	—	—	—	(4.1)	—	(4.1)
Reclassification adjustments	—	—	—	—	—	5.5	—	5.5

Net gain recognized in other comprehensive income								1.4

Other comprehensive loss, net of income tax effect								386.9

Comprehensive loss								(226.4)
Repurchase of 21,332,468 Class A Common shares	—	—	—	—	—	—	(500.0)	(500.0)
Conversion of 48,184 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—	—
Exercise of 2,158,146 Class A stock options	—	—	—	20.3	—	—	—	20.3
Employee stock purchases of 344,331 treasury shares	—	—	—	4.4	—	—	1.8	6.2
Stock-based employee compensation	—	—	—	33.6	—	—	—	33.6
Issuance of 13,726 restricted Class A Common shares	—	—	—	(0.1)	—	—	0.1	—
Amortization of unearned restricted stock compensation	—	—	—	0.3	—	—	—	0.3
Tax benefit on Class A stock options exercised	—	—	—	14.4	—	—	—	14.4
Tax benefit on disposition of employee stock purchases	—	—	—	—	—	—	—	—

BALANCE, February 29, 2008	$—	$2.2	$0.3	$1,344.0	$1,306.0	$736.0	$(622.6)	$2,765.9

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(613.3)	$331.9	$325.3

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	812.2	—	—
Depreciation of property, plant and equipment	154.7	131.7	119.9
Deferred tax provision	98.0	52.7	30.1
Loss on disposal of business	34.6	16.9	—
Stock-based compensation expense	32.0	16.5	7.5
Equity in earnings of equity method investees, net	20.7	(41.0)	10.3
Amortization of intangible and other assets	11.2	7.6	8.2
Loss on disposal or impairment of long-lived assets, net	1.8	12.5	2.2
Noncash portion of loss on extinguishment of debt	—	11.8	—
Gain on change in fair value of derivative instruments	—	(55.1)	—
Proceeds from early termination of derivative contracts	—	—	48.8
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	56.2	(6.3)	44.2
Inventories	(37.8)	(85.1)	(121.9)
Prepaid expenses and other current assets	(5.8)	44.3	7.2
Accounts payable	16.3	34.3	(1.2)
Accrued excise taxes	2.4	1.0	4.0
Other accrued expenses and liabilities	(34.2)	(157.2)	(35.1)
Other, net	(29.2)	(3.3)	(13.5)

Total adjustments	1,133.1	(18.7)	110.7

Net cash provided by operating activities	519.8	313.2	436.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(1,302.0)	(1,093.7)	(45.9)
Purchases of property, plant and equipment	(143.8)	(192.0)	(132.5)
Investment in equity method investee	(4.6)	—	(2.7)
Payment of accrued earn-out amount	(4.0)	(3.6)	(3.1)
Proceeds from formation of joint venture	185.6	—	—
Proceeds from sales of businesses	136.5	28.4	17.9
Proceeds from sales of assets	19.4	9.8	119.7
Proceeds from maturity of derivative instrument	—	55.1	—
Proceeds from sale of equity method investment	—	—	35.9
Other investing activities	—	(1.1)	(4.9)

Net cash used in investing activities	(1,112.9)	(1,197.1)	(15.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,212.9	3,705.4	9.6
Net proceeds from notes payable	219.4	47.1	63.8
Exercise of employee stock options	20.6	63.4	31.5
Excess tax benefits from stock-based payment awards	11.3	21.4	—
Proceeds from employee stock purchases	6.2	5.9	6.3
Purchases of treasury stock	(500.0)	(100.0)	—
Principal payments of long-term debt	(374.9)	(2,786.9)	(527.6)
Payment of financing costs of long-term debt	(10.6)	(23.8)	—
Payment of preferred stock dividends	—	(7.3)	(9.8)

Net cash provided by (used in) financing activities	584.9	925.2	(426.2)

Effect of exchange rate changes on cash and cash investments	(4.8)	(18.7)	(0.9)

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(13.0)	22.6	(6.7)
CASH AND CASH INVESTMENTS, beginning of year	33.5	10.9	17.6

CASH AND CASH INVESTMENTS, end of year	$20.5	$33.5	$10.9

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$328.6	$220.8	$198.8

Income taxes	$38.9	$153.5	$42.9

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$1,448.7	$1,775.0	$49.5
Liabilities assumed	(141.2)	(648.2)	(1.3)

Net assets acquired	1,307.5	1,126.8	48.2
Plus — settlement of note payable	—	2.3	—
Less — note payable issuance	(2.7)	—	(2.3)
Less — direct acquisition costs accrued or previously paid	(0.8)	(0.4)	—
Less — cash acquired	(2.0)	(35.0)	—

Net cash paid for purchases of businesses	$1,302.0	$1,093.7	$45.9

Investment in Joint Venture	$—	$124.4	$—

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Description of business —
     Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of brands across the wine, spirits and imported beer categories. The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; the largest producer and marketer of wine in Canada; and a major supplier of beverage alcohol in the United Kingdom (“U.K.”). In North America, the Company distributes its products through wholesale distributors. In addition, the Company imports, markets and sells the Modelo Brands (as defined in Note 7) and certain other imported beer brands through the Company’s joint venture, Crown Imports (as defined in Note 7). In Australia, the Company distributes its products directly to off-premise accounts, such as major retail chains, on-premise accounts, such as hotels and restaurants, and large wholesalers. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers and, through its investment in Matthew Clark (as defined in Note 7), the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants.
     Principles of consolidation —
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
     Equity investments —
     If the Company is not required to consolidate its investment in another company, the Company uses the equity method if the Company can exercise significant influence over the other company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. Dividends received from the investee reduce the carrying amount of the investment. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. The Company recorded an impairment loss on its investment in Ruffino S.r.l (“Ruffino”) of $15.1 million for the year ended February 29, 2008. This impairment loss is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. No instances of impairment were noted on the Company’s equity method investments for the years ended February 28, 2007, and February 28, 2006.
     Management’s use of estimates —
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

     Revenue recognition —
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
     Cost of product sold —
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
     Selling, general and administrative expenses —
     The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 29, 2008, and February 28, 2007, were not material. Advertising expense for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, was $180.4 million, $182.7 million and $142.4 million, respectively.
     Foreign currency translation —
     The “functional currency” of the Company’s subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net (losses) gains were ($15.3) million, ($9.9) million and $5.1 million for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively.
     Cash investments —
     Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates market value. The amounts at February 29, 2008, and February 28, 2007, are not significant.
     Allowance for doubtful accounts —
     The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $7.6 million and $14.4 million as of February 29, 2008, and February 28, 2007, respectively.

     Fair value of financial instruments —
     To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.
     The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 29, 2008		February 28, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets:
Cash and cash investments	$20.5	$20.5	$33.5	$33.5
Accounts receivable	$731.6	$731.6	$881.0	$881.0
Currency forward contracts	$87.6	$87.6	$27.4	$27.4

Liabilities:
Notes payable to banks	$379.5	$379.5	$153.3	$153.3
Accounts payable	$349.4	$349.4	$376.1	$376.1
Long-term debt, including current portion	$4,878.0	$4,877.2	$4,032.2	$4,124.7
Currency forward contracts	$81.3	$81.3	$27.5	$27.5
Interest rate swap contracts	$57.2	$57.2	$0.9	$0.9
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
     Derivative instruments —
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

     The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forwards, to manage interest rate and foreign currency risks. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities. As of February 29, 2008, and February 28, 2007, the Company had foreign exchange contracts outstanding with a notional value of $2,473.5 million and $2,383.3 million, respectively. In addition, as of February 29, 2008, and February 28, 2007, the Company had interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 9).
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
     Certain of the Company’s derivative instruments do not qualify for SFAS No. 133 hedge accounting treatment; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These instruments are used to hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables, foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to repatriation of those loans or investments. Forward contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of non-SFAS No. 133 hedging when the hedging instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
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

     Cash flow hedges:
     The Company is exposed to foreign denominated cash flow fluctuations in connection with sales to third parties, intercompany sales, and intercompany financing arrangements. Foreign currency forward contracts are used to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. In the event the relationship is no longer effective, the fair market value of the hedging derivative instrument is recognized immediately in the Company’s Consolidated Statements of Operations. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Operations.
     The Company records the fair value of its foreign exchange contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Operations in the same period in which the underlying hedged items are recognized, and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be perfectly effective in offsetting the change in the value of the hedged item, the amount related to the ineffective portion of this derivative instrument is immediately recognized in the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.
     The Company expects $8.5 million of losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months. The amount of hedge ineffectiveness associated with the Company’s designated cash flow hedge instruments recognized in the Company’s Consolidated Statements of Operations for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, was not material. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In addition, the amount of net gains reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period was not material for the years ended February 29, 2008, February 28, 2007, and February 28, 2006.
     Fair value hedges:
     Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the years ended February 29, 2008, February 28, 2007, and February 28, 2006.

     Net investment hedges:
     Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures resulting from its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Gains and losses on these instruments are recorded as foreign currency translation adjustments in AOCI. Currently, the Company has designated the Sterling Senior Notes and the Sterling Series C Senior Notes (as defined in Note 9) totaling £155.0 million aggregate principal amount as a hedge against the net investment in the Company’s U.K. subsidiary. For the years ended February 29, 2008, February 28, 2007, and February 28, 2006, net (losses) gains of ($3.9) million, ($32.6) million and $25.9 million, respectively, are included in foreign currency translation adjustments within AOCI.
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
     Inventories —
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 29,	February 28,
	2008	2007
(in millions)
Raw materials and supplies	$115.2	$106.5
In-process inventories	1,392.0	1,264.4
Finished case goods	672.3	577.2

	$2,179.5	$1,948.1

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

     Property, plant and equipment —
     Property, plant and equipment is stated at cost. Major additions and betterments are charged to property accounts, while maintenance and repairs are charged to operations as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. During the year ended February 29, 2008, the Company changed its policy related to dispensing equipment in the U.K. to be expensed as incurred. In connection with this policy change, the Company recognized an immaterial loss in selling, general and administrative expenses for the year ended February 29, 2008, in connection with the write-off of previously capitalized dispensing equipment in the U.K.
     Depreciation —
     Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Depreciable Life in Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 44
Machinery and equipment	3 to 35
Motor vehicles	3 to 7
     Goodwill and other intangible assets —
     In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses December 31 as its annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment in accordance with the provisions of SFAS No. 144 (as defined below). Note 6 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.
     In the fourth quarter of fiscal 2008, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. As a result of this analysis, the Company concluded that the carrying amounts of goodwill assigned to the Constellation Wines segment’s Australian and U.K. reporting units exceeded their implied fair values and recorded impairment losses of $599.9 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The impairment losses were determined by comparing the carrying value of goodwill assigned to specific reporting units within the segment as of December 31, 2007, with the implied fair value of the goodwill. In determining the implied fair value of the goodwill, the Company considered estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted during the Company’s fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment losses were primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to changes in market conditions in Australia and the U.K. in the fourth quarter of fiscal 2008. No instances of impairment were noted on the Company’s goodwill for the years ended February 28, 2007, and February 28, 2006.

     In addition, during the fourth quarter of fiscal 2008, the Company performed its review of indefinite lived intangible assets for impairment. The Company determined that certain intangible assets associated with the Constellation Wines segment’s Australian and U.K. reporting units, primarily trademarks, were impaired primarily due to the revised lower revenue and profit forecasts associated with products incorporating these assets. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this review, the Company recorded additional impairment losses of $204.9 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company recorded an immaterial impairment loss for the year ended February 28, 2007, for indefinite lived intangible assets associated with assets held-for-sale. No instances of impairment were noted on the Company’s indefinite lived intangible assets for the year ended February 28, 2006.
     Other assets —
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
     Long-lived assets impairment —
     In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. Total assets held for sale as of February 29, 2008, and February 28, 2007, are not material.
     Pursuant to this policy, for the year ended February 29, 2008, in connection with the Company’s Fiscal 2008 Plan (as defined in Note 19), the Company recorded asset impairment losses of $7.4 million associated primarily with certain definite lived trademarks of brands to be discontinued. These asset impairment losses are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. For the year ended February 28, 2007, in connection with the Constellation Wines segment’s Fiscal 2007 Wine Plan (as defined in Note 19), the Company recorded an asset impairment loss of $11.8 million in connection with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held-for-sale. These assets were written down to a value based on the Company’s estimate of fair value less cost to sell. This impairment loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. No instances of impairment were noted on the Company’s long-lived assets for the year ended February 28, 2006.
     Income taxes —
     The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

     Environmental —
     Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 29, 2008, and February 28, 2007.
     Earnings per common share —
     The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock (see Note 14). With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Accordingly, the Company uses the two-class method for the computation of earnings per common share — basic and earnings per common share — diluted. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock. Earnings per common share — basic has been computed using the two-class method. Earnings per common share — diluted for Class A Common Stock has been computed using the more dilutive of the if-converted method or the two-class method. Earnings per common share — diluted for Class B Convertible Common Stock has been computed using the two-class method (see Note 15).
     Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock (as defined in Note 14) using the more dilutive if-converted method. Diluted earnings per common share for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
     Stock-based employee compensation plans —
     Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” for its four stock-based employee compensation plans, which are described more fully in Note 14. SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled by the Company after March 1, 2006. On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB No. 107 guidance was taken into consideration with the implementation of SFAS No. 123(R).

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
     The following table illustrates the effect on net income and earnings per share for the year ended February 28, 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

For the Year
Ended
February 28,
2006
(in millions, except per share data)
Net income, as reported	$325.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38.7)

Pro forma net income	$291.4

Earnings per common share — basic:
Class A Common Stock, as reported	$1.44

Class B Convertible Common Stock, as reported	$1.31

Class A Common Stock, pro forma	$1.29

Class B Convertible Common Stock, pro forma	$1.17

Earnings per common share — diluted:
Class A Common Stock, as reported	$1.36

Class B Convertible Common Stock, as reported	$1.25

Class A Common Stock, pro forma	$1.21

Class B Convertible Common Stock, pro forma	$1.11

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

     Stock-based awards, primarily stock options, granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. Under APB No. 25, as the exercise price is equal to the market value of the underlying common stock on the date of grant, no compensation expense is recognized for the granting of these stock options. Under the disclosure only provisions of SFAS No. 123, for stock-based awards that specify an employee vests in the award upon retirement, the Company accounts for the compensation expense ratably over the stated vesting period. If the employee retires, becomes disabled or dies before the end of the stated vesting period, then any remaining unrecognized compensation expense is accounted for at the date of the event. The Company continues to apply this policy for any awards granted prior to the Company’s adoption of SFAS No. 123(R) on March 1, 2006, and for the unrecognized compensation expense associated with the remaining portion of the then unvested outstanding awards. The remaining portion of the unvested outstanding awards as of the Company’s adoption date of SFAS No. 123(R) on March 1, 2006, was not material. The unrecognized compensation expense associated with the remaining portion of the March 1, 2006, unvested outstanding awards, is included in the Company’s Consolidated Statements of Operations for the year ended February 28, 2007.
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
     Total compensation cost for stock-based awards is as follows:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
(in millions)
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Income	$32.0	$16.5	$7.5

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation	$9.2	$4.5	$2.7

Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$3.2	$1.6	$—

     In March 2007, the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options held by approximately 70 employees of the Company who transferred to Matthew Clark on April 17, 2007, effective as of the end of the day on the date preceding the formation of the joint venture, April 16, 2007. The total incremental compensation cost associated with this modification was $1.0 million.

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
     On February 16, 2006, the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options previously awarded under the Company’s Long-Term Stock Incentive Plan and Incentive Stock Option Plan. Nearly all of the accelerated vesting was for stock options awarded with a performance-based acceleration feature. The acceleration of these stock options enabled the Company to more accurately forecast future compensation expense and to reduce related earnings volatility. As a result of the accelerated vesting, options to purchase 5,130,778 shares of the Company’s Class A Common Stock, of which 98.7% were in-the-money, became fully exercisable. The acceleration eliminated future compensation expense of approximately $38.8 million that would have otherwise been recognized in the Company’s Consolidated Statements of Operations beginning March 1, 2006, through February 28, 2010. Also on February 16, 2006, the Company announced its worldwide wines reorganization (see Note 19). As a result of these foregoing actions, the Company recorded $7.3 million of stock-based employee compensation expense for the year ended February 28, 2006, of which $6.9 million is recorded as restructuring and related charges and $0.4 million is recorded as selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT:
     Effective March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 10).
3. ACQUISITIONS:
     Acquisition of BWE —
     On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), an indirect wholly-owned subsidiary of Fortune Brands, Inc., together with BWE’s subsidiaries: Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc. (the “BWE Acquisition”). As a result of the BWE Acquisition, the Company has acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California, as well as various super-premium and fine California wine brands including Clos du Bois, Wild Horse and Geyser Peak. The BWE Acquisition supports the Company’s strategy of strengthening its portfolio with fast-growing super-premium and above wines. The BWE Acquisition strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.

     Total consideration paid in cash was $888.6 million, subject to certain purchase price adjustments. In addition, the Company expects to incur direct acquisition costs of approximately $1.3 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (as defined in Note 9). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the BWE business, including the factors described above.
     The results of operations of the BWE business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.
     The following table summarizes the Company’s estimated fair values of the assets acquired and liabilities assumed in the BWE Acquisition at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at December 17, 2007, are as follows:

(in millions)
Current assets	$283.6
Property, plant and equipment	242.4
Goodwill	320.1
Trademarks	133.3
Other assets	10.2

Total assets acquired	989.6

Current liabilities	98.5
Long-term liabilities	1.2

Total liabilities assumed	99.7

Net assets acquired	$889.9

     The trademarks are not subject to amortization. All of the goodwill is expected to be deductible for tax purposes.
     Acquisition of Svedka —
     On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”). Svedka is a premium Swedish vodka. The Svedka Acquisition supports the Company’s strategy of expanding the Company’s premium spirits business. The acquisition provides a foundation from which the Company looks to leverage its existing and future premium spirits portfolio for growth. In addition, Svedka complements the Company’s existing portfolio of super-premium and value vodka brands by adding a premium vodka brand.
     Total consideration paid in cash for the Svedka Acquisition was $385.8 million. In addition, the Company incurred direct acquisition costs of approximately $1.3 million. The purchase price was financed with revolver borrowings under the Company’s June 2006 Credit Agreement (as defined in Note 9), as amended in February 2007. In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Svedka business, including the factors described above.
     The results of operations of the Svedka business are reported in the Constellation Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

     The following table summarizes the Company’s fair values of the assets acquired and liabilities assumed in the Svedka Acquisition at the date of acquisition.

(in millions)
Current assets	$20.1
Property, plant and equipment	0.1
Goodwill	349.7
Trademark	36.4
Other assets	20.7

Total assets acquired	427.0

Current liabilities	23.8
Long-term liabilities	16.1

Total liabilities assumed	39.9

Net assets acquired	$387.1

     The trademark is not subject to amortization. Approximately $87 million of the goodwill is expected to be deductible for tax purposes.
     Acquisition of Vincor —
     On June 5, 2006, the Company acquired all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”), Canada’s premier wine company (the “Vincor Acquisition”). Vincor is Canada’s largest producer and marketer of wine. At the time of the acquisition, Vincor was the world’s eighth largest producer and distributor of wine and related products by revenue and was also one of the largest wine importers, marketers and distributors in the U.K. Through this transaction, the Company acquired various additional winery and vineyard interests used in the production of premium, super-premium and fine wines from Canada, California, Washington State, Western Australia and New Zealand. In addition, as a result of the acquisition, the Company sources, markets and sells premium wines from South Africa. Well-known premium brands acquired in the Vincor Acquisition include Inniskillin, Jackson-Triggs, Sawmill Creek, Sumac Ridge, R.H. Phillips, Toasted Head, Hogue, Kim Crawford and Kumala.
     The Vincor Acquisition supports the Company’s strategy of strengthening the breadth of its portfolio across price segments and geographic regions to capitalize on the overall growth in the wine industry. In addition to complementing the Company’s current operations in the U.S., U.K., Australia and New Zealand, the Vincor Acquisition increases the Company’s global presence by adding Canada as another core market and provides the Company with the ability to capitalize on broader geographic distribution in strategic international markets. In addition, the Vincor Acquisition makes the Company the largest wine company in Canada and strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.
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

     In connection with the Vincor Acquisition, the Company entered into a foreign currency forward contract to fix the U.S. dollar cost of the acquisition and the payment of certain outstanding indebtedness in April 2006. During the year ended February 28, 2007, the Company recorded a gain of $55.1 million in connection with this derivative instrument. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, a transaction that involves a business combination is not eligible for hedge accounting treatment. As such, the gain was recognized separately on the Company’s Consolidated Statements of Operations.
     The results of operations of the Vincor business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.
     The following table summarizes the fair values of the assets acquired and liabilities assumed in the Vincor Acquisition at the date of acquisition:

(in millions)
Current assets	$389.1
Property, plant and equipment	241.4
Goodwill	871.6
Trademarks	224.3
Other assets	49.4

Total assets acquired	1,775.8

Current liabilities	413.6
Long-term liabilities	237.0

Total liabilities assumed	650.6

Net assets acquired	$1,125.2

     The trademarks are not subject to amortization. None of the goodwill is expected to be deductible for tax purposes.
     During the year ended February 29, 2008, the Company completed its acquisition of several immaterial businesses for a total combined purchase price of $27.4 million. During the year ended February 28, 2006, the Company completed its acquisition of two immaterial businesses for a total combined purchase price of $48.2 million.

     The following table sets forth the unaudited pro forma results of operations of the Company for the years ended February 29, 2008, and February 28, 2007, respectively. The unaudited pro forma results of operations for the year ended February 29, 2008, give effect to the BWE Acquisition as if it occurred on March 1, 2006. The unaudited pro forma results of operations for the year ended February 29, 2008, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2006, as it is not significant. The unaudited pro forma results of operations for the year ended February 28, 2007, give effect to the BWE Acquisition, the Svedka Acquisition and the Vincor Acquisition as if they occurred on March 1, 2006. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the year ended February 28, 2007, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Years Ended
	February 29,	February 28,
	2008	2007
(in millions, except per share data)
Net sales	$3,983.9	$5,589.1
(Loss) income before income taxes	$(449.8)	$442.3
Net (loss) income	$(622.1)	$269.0
(Loss) income available to common stockholders	$(622.1)	$264.1

(Loss) earnings per common share — basic:
Class A Common Stock	$(2.87)	$1.17

Class B Convertible Common Stock	$(2.61)	$1.06

Earnings per common share — diluted:
Class A Common Stock	$(2.87)	$1.12

Class B Convertible Common Stock	$(2.61)	$1.03

Weighted average common shares outstanding — basic:
Class A Common Stock	195.135	204.966
Class B Convertible Common Stock	23.812	23.840
Weighted average common shares outstanding — diluted:
Class A Common Stock	195.135	239.772
Class B Convertible Common Stock	23.812	23.840

4.	PROPERTY, PLANT AND EQUIPMENT:
     The major components of property, plant and equipment are as follows:

	February 29,	February 28,
	2008	2007
(in millions)
Land and land improvements	$394.4	$301.2
Vineyards	259.0	207.9
Buildings and improvements	516.6	448.1
Machinery and equipment	1,430.5	1,288.3
Motor vehicles	43.1	39.6
Construction in progress	99.0	95.2

	2,742.6	2,380.3
Less — Accumulated depreciation	(707.6)	(630.1)

	$2,035.0	$1,750.2

5.	GOODWILL:
     The changes in the carrying amount of goodwill for the year ended February 29, 2008, are as follows:

				Consolidations
	Constellation	Constellation	Crown	and
	Wines	Spirits	Imports	Eliminations	Consolidated
(in millions)
Balance, February 28, 2007	$2,939.5	$144.4	$13.0	$(13.0)	$3,083.9
Purchase accounting allocations	309.3	362.7	—	—	672.0
Foreign currency translation adjustments	144.4	2.7	—	—	147.1
Purchase price earn-out	1.2	—	—	—	1.2
Disposal of businesses	(180.4)	—	—	—	(180.4)
Impairment of goodwill	(599.9)	—	—	—	(599.9)

Balance, February 29, 2008	$2,614.1	$509.8	$13.0	$(13.0)	$3,123.9

     The Constellation Spirits segment’s purchase accounting allocations totaling $362.7 million consist primarily of purchase accounting allocations associated with the Svedka Acquisition. The Constellation Wines segment’s purchase accounting allocations totaling $309.3 million consist primarily of purchase accounting allocations of $320.1 million associated with the BWE Acquisition, partially offset by a reduction of $17.3 million in connection with an adjustment to income taxes payable acquired in a prior acquisition. Disposal of businesses within the Constellation Wines segment consist of $143.4 million related to the Company’s reduction of goodwill in connection with the Company’s contribution of its U.K. wholesale business associated with the formation of a joint venture with Punch Taverns plc (“Punch”) (see Note 7) and $37.0 million related to the Company’s reduction of goodwill in connection with the Company’s sale of the Almaden and Inglenook wine brands and certain other assets. In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin popular-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.7 million. The Company recorded a loss of $27.8 million on this sale which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

6. INTANGIBLE ASSETS:
     The major components of intangible assets are:

	February 29, 2008		February 28, 2007
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$67.3	$62.0	$32.9	$31.3
Distribution agreements	10.0	5.2	19.9	6.9
Other	2.7	1.3	2.4	1.1

Total	$80.0	68.5	$55.2	39.3

Nonamortizable intangible assets:
Trademarks		1,117.3		1,091.9
Agency relationships		4.2		4.2

Total		1,121.5		1,096.1

Total intangible assets		$1,190.0		$1,135.4

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $4.8 million, $2.8 million and $1.9 million for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2009	$5.3
2010	$5.3
2011	$5.1
2012	$4.5
2013	$4.3
Thereafter	$44.0
7. OTHER ASSETS:
     The major components of other assets are as follows:

	February 29,	February 28,
	2008	2007
(in millions)
Investments in equity method investees	$394.1	$327.2
Deferred financing costs	51.4	40.7
Other	80.6	92.3

	526.1	460.2
Less — Accumulated amortization	(21.2)	(14.8)

	$504.9	$445.4

     Investment in equity method investees —
     Matthew Clark:
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
     Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations from the date of investment. As of February 29, 2008, the Company’s investment in Matthew Clark was $75.8 million. The Company did not receive any cash distributions from Matthew Clark for the year ended February 29, 2008.
     Amounts sold to Matthew Clark for the year ended February 29, 2008, were not material. As of February 29, 2008, amounts receivable from Matthew Clark were not material.
     Crown Imports:
     On January 2, 2007, Barton Beers, Ltd. (“Barton”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., completed the formation of Crown Imports LLC (“Crown Imports”), a joint venture in which Barton and Diblo each have, directly or indirectly, equal interests. Crown Imports has the exclusive right to import, market and sell Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the 50 states of the U.S., the District of Columbia and Guam. In addition, the owners of the Tsingtao and St. Pauli Girl brands have transferred exclusive importing, marketing and selling rights with respect to those brands in the U.S. to the joint venture. The importer agreement that previously gave Barton the exclusive right to import, market and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions consummated by the newly formed joint venture.
     Upon commencement of operations of the joint venture, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations from the date of investment. As of February 29, 2008, and February 28, 2007, the Company’s investment in Crown Imports was $150.5 million and $163.4 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $268.0 million of cash distributions from Crown Imports for the year ended February 29, 2008, all of which represent distributions of equity in earnings. The Company did not receive any cash distributions from Crown Imports for the year ended February 28, 2007.
     Barton provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the years ended February 29, 2008, and February 28, 2007, were not material. In addition, as of February 29, 2008, and February 28, 2007, amounts receivable from Crown Imports were not material.

     Other:
     In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One, a 50% owned joint venture arrangement. As of February 29, 2008, and February 28, 2007, the Company’s investment in Opus One was $63.7 million and $63.1 million, respectively. The percentage of ownership of the remaining investments ranges from 20% to 50%.
     In addition, the Company has a 40% interest in Ruffino, the well-known Italian fine wine company. The Company does not have a controlling interest in Ruffino or exert any managerial control. The Company accounts for the investment in Ruffino under the equity method; accordingly, the results of operations of Ruffino are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations from the date of investment. As of February 29, 2008, and February 28, 2007, the Company’s investment in Ruffino was $84.5 million and $86.3 million, respectively.
     As of February 1, 2005, the Company’s Constellation Wines segment began distribution of Ruffino’s products in the U.S. Amounts purchased from Ruffino under this arrangement for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, were not material. As of February 29, 2008, and February 28, 2007, amounts payable to Ruffino were not material.
     Summarized financial information for the Company’s significant equity method investment, Crown Imports, and other material equity method investments are presented below. The amounts shown represent 100% of these equity method investments’ financial position and results of operations.

	February 29, 2008			February 28, 2007
	Crown			Crown
	Imports	Other	Total	Imports	Other	Total
(in millions)
Current assets	$327.1	$333.6	$660.7	$340.8	$127.3	$468.1
Noncurrent assets	$31.9	$182.4	$214.3	$28.6	$68.3	$96.9
Current liabilities	$(75.7)	$(246.7)	$(322.4)	$(69.3)	$(84.0)	$(153.3)
Noncurrent liabilities	$(2.1)	$(156.0)	$(158.1)	$—	$(74.7)	$(74.7)

	Crown
	Imports	Other	Total
(in millions)
For the Year Ended February 29, 2008
Net sales	$2,391.0	$1,115.7	$3,506.7
Gross profit	$738.7	$213.3	$952.0
Income from continuing operations	$509.8	$34.0	$543.8
Net income	$509.8	$34.0	$543.8

For the Year Ended February 28, 2007
Net sales	$368.8	$113.4	$482.2
Gross profit	$106.5	$62.2	$168.7
Income from continuing operations	$78.4	$26.0	$104.4
Net income	$78.4	$26.0	$104.4

For the Year Ended February 28, 2006
Net sales	$—	$104.3	$104.3
Gross profit	$—	$57.2	$57.2
Income from continuing operations	$—	$16.0	$16.0
Net income	$—	$16.0	$16.0

     Other items —
     Amortization expense for other assets was included in selling, general and administrative expenses and was $6.4 million, $4.8 million and $6.2 million for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively.
8. OTHER ACCRUED EXPENSES AND LIABILITIES:
     The major components of other accrued expenses and liabilities are as follows:

	February 29,	February 28,
	2008	2007
(in millions)
Advertising and promotions	$148.8	$156.4
Salaries and commissions	106.6	85.1
Accrued interest	97.1	79.7
Fair value of derivative instruments	84.4	19.7
Accrued restructuring	38.5	32.1
Income taxes payable	34.1	94.7
Adverse grape contracts (Note 13)	17.8	31.7
Other	170.4	171.3

	$697.7	$670.7

9. BORROWINGS:
     Borrowings consist of the following:

				February 28,
	February 29, 2008			2007
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility — Revolving Credit Loans	$308.0	$—	$308.0	$30.0
Other	71.5	—	71.5	123.3

	$379.5	$—	$379.5	$153.3

Long-term Debt:
Senior Credit Facility — Term Loans	$212.0	$2,158.0	$2,370.0	$2,520.0
Senior Notes	—	2,198.8	2,198.8	1,197.5
Senior Subordinated Notes	—	250.0	250.0	250.0
Other Long-term Debt	17.3	41.9	59.2	64.7

	$229.3	$4,648.7	$4,878.0	$4,032.2

     Senior credit facility —
     In connection with the Vincor Acquisition, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”). The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement”. The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the Vincor Acquisition and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.
     As of February 29, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A	Tranche B
	Term Loan	Term Loan	Total
(in millions)
2009	$210.0	$2.0	$212.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	1,426.0	1,426.0

	$930.0	$1,440.0	$2,370.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of February 29, 2008, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of February 29, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $930.0 million bearing an interest rate of 5.7%, tranche B term loans of $1,440.0 million bearing an interest rate of 6.6%, revolving loans of $308.0 million bearing an interest rate of 4.4%, outstanding letters of credit of $35.8 million, and $556.2 million in revolving loans available to be drawn.
     In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 29, 2008. These delayed start interest rate swap agreements extended the original hedged period through fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount will be reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Operations. For the years ended February 29, 2008, February 28, 2007, and February 28, 2006, the Company reclassified $7.1 million, $5.9 million and $3.6 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. This non-cash operating activity is included in the other, net line in the Company’s Consolidated Statements of Cash Flows.
     Senior notes —
     In August 1999, the Company issued $200.0 million aggregate principal amount of 8 5/8% Senior Notes due August 2006 (the “August 1999 Senior Notes”). On August 1, 2006, the Company repaid the August 1999 Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement.
     In February 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). On February 15, 2008, the Company repaid the February 2001 Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement.
     On November 17, 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 29, 2008, and February 28, 2007, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of Sterling Series B Senior Notes.

     On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of £79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the “Sterling Series C Senior Notes”). Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. As of February 29, 2008, and February 28, 2007, the Company had outstanding £154.0 million ($306.1 million, net of $0.2 million unamortized discount, and $302.1 million, net of $0.3 million unamortized discount, respectively) aggregate principal amount of Sterling Series C Senior Notes.
     On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s June 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 29, 2008, and February 28, 2007, the Company had outstanding $693.9 million (net of $6.1 million unamortized discount) and $693.4 million (net of $6.6 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.
     On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 29, 2008, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.
     On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 29, 2008, the Company had outstanding $496.8 million (net of $3.2 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
     The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount and a make whole payment based on the present value of the future payments at the adjusted Treasury Rate or adjusted Gilt rate plus 50 basis points. The senior notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant U.S. operating subsidiaries guarantee the senior notes, on a senior unsecured basis.

     Senior subordinated notes —
     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (“January 2002 Senior Subordinated Notes”). Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated unsecured basis, by certain of the Company’s significant U.S. operating subsidiaries. As of February 29, 2008, and February 28, 2007, the Company had outstanding $250.0 million aggregate principal amount of January 2002 Senior Subordinated Notes.
     Trust Indentures —
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
     Subsidiary credit facilities —
     In addition to the above arrangements, the Company has additional credit arrangements totaling $397.0 million as of February 29, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 29, 2008, and February 28, 2007, amounts outstanding under these arrangements were $130.7 million and $188.0 million, respectively.
     Debt payments —
     Principal payments required under long-term debt obligations (excluding unamortized discount of $9.5 million) during the next five fiscal years and thereafter are as follows:

(in millions)
2009	$229.3
2010	614.9
2011	306.6
2012	405.9
2013	715.5
Thereafter	2,615.3

$4,887.5

10.	INCOME TAXES:
     (Loss) income before income taxes was generated as follows:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
(in millions)
Domestic	$231.3	$449.2	$446.8
Foreign	(671.9)	86.1	30.5

	$(440.6)	$535.3	$477.3

     The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
(in millions)
Current:
Federal	$57.2	$112.8	$95.1
State	11.8	15.1	18.9
Foreign	5.7	22.8	7.9

Total current	74.7	150.7	121.9

Deferred:
Federal	55.1	55.4	27.0
State	9.2	14.1	5.1
Foreign	33.7	(16.8)	(2.0)

Total deferred	98.0	52.7	30.1

Income tax provision	$172.7	$203.4	$152.0

     The foreign provision (benefit) for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements provide for anticipated tax liabilities on amounts that may be repatriated.
     Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

     Significant components of deferred tax assets (liabilities) consist of the following:

	February 29,	February 28,
	2008	2007
(in millions)
Deferred tax assets:
Net operating losses	$114.7	$93.0
Employee benefits	32.6	45.8
Stock-based compensation	11.9	5.0
Insurance accruals	9.0	6.8
Foreign tax credit	5.2	13.8
Inventory	—	28.1
Other accruals	108.2	51.5

Gross deferred tax assets	281.6	244.0
Valuation allowances	(114.0)	(5.5)

Deferred tax assets, net	167.6	238.5

Deferred tax liabilities:
Intangible assets	(301.7)	(344.7)
Property, plant and equipment	(199.0)	(203.2)
Derivative instruments	(41.5)	(6.0)
Investment in equity method investees	(34.2)	(36.5)
Unrealized foreign exchange	(20.7)	(16.6)
Provision for unremitted earnings	(15.6)	(1.5)
Inventory	(10.0)	—

Total deferred tax liabilities	(622.7)	(608.5)

Deferred tax liabilities, net	$(455.1)	$(370.0)

     Amounts recognized in the Consolidated Balance Sheets consist of:

	February 29,	February 28,
	2008	2007
Current deferred tax assets	$82.7	$60.7
Long-term deferred tax assets	—	56.6
Current deferred tax liabilities	(2.0)	(13.2)
Long-term deferred tax liabilities	(535.8)	(474.1)

	$(455.1)	$(370.0)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances. During the fourth quarter of fiscal 2008, lower estimates of future operating results and cash flows impacted the Company’s assessment regarding the realizability of certain net operating losses and intangible assets. As a result of this assessment, the Company determined that additional valuation allowances were required as of February 29, 2008.
     Operating loss carryforwards totaling $425.9 million at February 29, 2008, are being carried forward in a number of U.S. and foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $46.1 million will expire in 2011 through 2025 and $379.8 million of operating losses in foreign jurisdictions may be carried forward indefinitely. In addition, certain tax credits generated of $5.2 million are available to offset future income taxes. These credits will expire, if not utilized, in 2015 through 2016.

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
     A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to (loss) income before provision for income taxes is as follows:

	For the Years Ended
	February 29, 2008		February 28, 2007		February 28, 2006
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
(in millions)
Income tax (benefit) provision at statutory rate	$(154.2)	35.0	$187.3	35.0	$167.0	35.0
State and local income taxes, net of federal income tax benefit	13.6	(3.1)	19.0	3.5	15.7	3.3
Write-off of non-deductible goodwill and other intangible assets	272.6	(61.9)	7.9	1.5	—	—
Net operating loss valuation allowance	51.7	(11.7)	—	—	—	—
Earnings of subsidiaries taxed at other than U.S. statutory rate	(12.5)	2.8	(14.4)	(2.7)	(20.7)	(4.3)
Resolution of certain tax positions	—	—	—	—	(16.2)	(3.4)
Miscellaneous items, net	1.5	(0.3)	3.6	0.7	6.2	1.2

	$172.7	(39.2)	$203.4	38.0	$152.0	31.8

     The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the (benefit) provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

     Effective March 1, 2007, the Company adopted FIN No. 48. The adoption of FIN No. 48 did not impact the amount of the Company’s liability for unrecognized tax benefits. Upon adoption, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $100.2 million. As of February 29, 2008, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $131.1 million. A reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

(in millions)
Balance, March 1, 2007	$(100.2)
Increases in unrecognized tax benefit liabilities as a result of tax positions taken during a prior period	(22.0)
Decreases in unrecognized tax benefit liabilities as a result of tax positions taken during a prior period	14.1
Increases in unrecognized tax benefit liabilities as a result of tax positions taken during the current period	(25.1)
Decreases in unrecognized tax benefit liabilities related to lapse of applicable statute of limitations	2.1

Balance, February 29, 2008	$(131.1)

     As of February 29, 2008, the Company has $142.5 million of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded in other liabilities on the Company’s Consolidated Balance Sheet. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.
     As of March 1, 2007, and February 29, 2008, the Company had $61.3 million and $87.3 million, respectively, of unrecognized tax benefits that, if recognized, would decrease the effective tax rate.
     In accordance with the Company’s accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes on the Company’s Consolidated Statements of Operations. This policy did not change as a result of the adoption of FIN No. 48. For the year ended February 29, 2008, the Company recorded $8.3 million of interest expense, net of income tax effect, and penalties. As of February 29, 2008, $16.9 million, net of income tax effect, was included in the liability for uncertain tax positions for the possible payment of interest and penalties.
     Various U.S. federal, state, and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 29, 2008, the Company estimates that unrecognized tax benefits could change by a range of zero to $55 million. The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where the Company is subject to examination by tax authorities include Australia, Canada, New Zealand, the U.K. and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2003.

11. OTHER LIABILITIES:
     The major components of other liabilities are as follows:

	February 29,	February 28,
	2008	2007
(in millions)
Unrecognized tax benefit liabilities	$142.5	$—
Accrued pension liability	121.6	132.9
Adverse grape contracts (Note 13)	26.6	38.8
Other	93.4	68.9

	$384.1	$240.6

12. DEFINED CONTRIBUTION AND DEFINED BENEFIT PLANS:
     Defined contribution plans —
     The Company’s retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the “Plan”), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company’s contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $15.1 million, $15.2 million and $15.9 million for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively.
     In addition to the Plan discussed above, the Company has the Hardy Wine Company Superannuation Plan (the “Hardy Plan”) which covers substantially all of its salaried Australian employees. The Hardy Plan has a defined benefit component and a defined contribution component. The Company also has a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who are not covered by the Hardy Plan. In addition, the Company has a defined contribution plan that covers substantially all of its U.K. employees and a defined contribution plan that covers certain of its Canadian employees. Lastly, in connection with the Vincor Acquisition, the Company acquired the Retirement Plan for Salaried Employees of Vincor International Inc. (the “Vincor Retirement Plan”) which covers substantially all of its salaried Canadian employees. The Vincor Retirement Plan has a defined benefit component and a defined contribution component. Company contributions under the defined contribution component of the Hardy Plan, the Australian statutory obligation, the U.K. defined contribution plan, the Canadian defined contribution plan and the defined contribution component of the Vincor Retirement Plan aggregated $9.8 million, $9.3 million and $7.7 million for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively.

     Defined benefit pension plans —
     The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, an U.K. plan, the defined benefit components of the Hardy Plan and the Vincor Retirement Plan, and two defined benefit pension plans acquired in connection with the Vincor Acquisition which cover substantially all of its hourly Canadian employees. For the year ended February 28, 2006, the Company’s net periodic benefit cost included $6.4 million of recognized net actuarial loss due to an adjustment in the Company’s defined benefit U.K. pension plan. Of that amount, $2.7 million represented current year expense. The Company uses a December 31 measurement date for all of its plans. The Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of February 28, 2007 (see Note 22). Net periodic benefit cost reported in the Consolidated Statements of Operations for these plans includes the following components:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
(in millions)
Service cost	$5.5	$3.9	$2.1
Interest cost	24.9	21.5	17.3
Expected return on plan assets	(29.7)	(25.2)	(16.5)
Special termination benefits	—	1.0	—
Amortization of prior service cost	0.4	0.2	0.2
Recognized net actuarial loss	8.4	6.8	9.4
Recognized gain due to settlement	(0.8)	(0.3)	—

Net periodic benefit cost	$8.7	$7.9	$12.5

     The following table summarizes the funded status of the Company’s defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:

	February 29,	February 28,
	2008	2007
(in millions)
Change in benefit obligation:
Benefit obligation as of March 1	$474.4	$393.2
Service cost	5.5	3.9
Interest cost	24.9	21.5
Plan participants’ contributions	2.0	1.9
Plan amendment	—	0.5
Actuarial loss (gain)	0.8	(14.2)
Special termination benefits	—	1.0
Settlement	(7.1)	(2.8)
Acquisition	—	46.2
Benefits paid	(16.4)	(14.8)
Foreign currency exchange rate changes	23.6	38.0

Benefit obligation as of the last day of February	$507.7	$474.4

	February 29,	February 28,
	2008	2007
(in millions)
Change in plan assets:
Fair value of plan assets as of March 1	$352.1	$259.5
Actual return on plan assets	27.7	16.8
Acquisition	—	56.1
Employer contribution	10.8	12.5
Plan participants’ contributions	2.0	1.9
Settlement	(7.1)	(2.8)
Benefits paid	(16.4)	(14.8)
Foreign currency exchange rate changes	22.8	22.9

Fair value of plan assets as of the last day of February	$391.9	$352.1

Funded status of the plan as of the last day of February:
Funded status	$(115.8)	$(122.3)
Employer contributions from measurement date to fiscal year end	0.7	0.3

Net amount recognized	$(115.1)	$(122.0)

Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term pension asset	$6.6	$11.0
Current accrued pension liability	(0.1)	(0.1)
Long-term accrued pension liability	(121.6)	(132.9)

Net amount recognized	$(115.1)	$(122.0)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$0.9	$1.0
Unrecognized actuarial loss	155.4	157.1

Accumulated other comprehensive income, gross	156.3	158.1
Cumulative tax impact	47.0	47.6

Accumulated other comprehensive income, net	$109.3	$110.5

     The estimated amounts that will be amortized from accumulated other comprehensive income, net of income tax effect, into net periodic benefit cost over the next fiscal year are as follows:

(in millions)
Prior service cost	$0.2
Net actuarial loss	$6.1
     As of February 29, 2008, and February 28, 2007, the accumulated benefit obligation for all defined benefit pension plans was $494.5 million and $449.5 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for only those pension plans with an accumulated benefit obligation in excess of plan assets:

	February 29,	February 28,
	2008	2007
(in millions)
Projected benefit obligation	$425.1	$404.9
Accumulated benefit obligation	$411.9	$392.2
Fair value of plan assets	$304.4	$273.1

     The following table sets forth the weighted average assumptions used in developing the net periodic pension expense:

	For the Years Ended
	February 29,	February 28,
	2008	2007
Rate of return on plan assets	8.08%	7.64%
Discount rate	5.07%	4.89%
Rate of compensation increase	4.00%	3.84%
     The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 29,	February 28,
	2008	2007
Discount rate	5.65%	5.12%
Rate of compensation increase	4.30%	4.07%
     The Company’s weighted average expected long-term rate of return on plan assets is 8.08%. The Company considers the historical level of long-term returns and the current level of expected long-term returns for each asset class, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the Company’s portfolios.
     The following table sets forth the weighted average asset allocations by asset category:

	February 29,	February 28,
	2008	2007
Asset Category:
Equity securities	41.1%	42.5%
Debt securities	22.3%	18.1%
Real estate	0.5%	1.2%
Other	36.1%	38.2%

Total	100.0%	100.0%

     For each of its Canadian, U.K. and Australian defined benefit plans, the Company employs an investment return approach whereby a mix of equities and fixed income investments are used (on a plan by plan basis) to maximize the long-term rate of return on plan assets for a prudent level of risk. From time to time, the Company will target asset allocation on a plan by plan basis to enhance total return while balancing risks. The established weighted average target allocations across all of the Company’s plans are approximately 37% equity securities, 21% fixed income securities, 3% real estate and 39% other. The other component results primarily from investments held by the Company’s U.K. plan and consists primarily of U.K. hedge funds which have characteristics of both equity and fixed income securities. Risk tolerance is established separately for each plan through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The individual investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across each plan’s local jurisdiction stocks as well as international stocks, and across multiple asset classifications, including growth, value, and large and small capitalizations. Investment risk is measured and monitored for each plan separately on an ongoing basis through periodic investment portfolio reviews and annual liability measures.

     The Company expects to contribute $11.6 million to its pension plans during the year ended February 28, 2009.
     Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in millions)
2009	$19.0
2010	$19.1
2011	$21.2
2012	$21.1
2013	$22.6
2014 — 2018	$127.1
      Defined benefit postretirement plans —
     The Company currently sponsors multiple unfunded defined benefit postretirement benefit plans for certain of its Constellation Spirits and Constellation Wines segment employees. As of February 29, 2008, and February 28, 2007, the Company’s benefit obligation was $7.9 million and $7.4 million, respectively. Net periodic benefit cost for these plans reported in the Consolidated Statements of Operations was $0.7 million, $0.6 million, and $0.4 million, for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively.
13.	COMMITMENTS AND CONTINGENCIES:
     Operating leases —
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

(in millions)
2009	$80.4
2010	69.5
2011	58.2
2012	52.9
2013	46.5
Thereafter	398.7

$706.2

     Rental expense was $88.6 million, $79.6 million and $70.5 million for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively.
      Purchase commitments and contingencies —
     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling. The maximum future obligation under these agreements, based upon exchange rates at February 29, 2008, aggregate $17.3 million for contracts expiring through the year ending February 29, 2012.

     In connection with previous acquisitions as well as with the BWE Acquisition, the Vincor Acquisition and the acquisition of all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to seventeen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $417.8 million and $364.2 million of grapes under contracts for the years ended February 29, 2008, and February 28, 2007, respectively. Based on current production yields and published grape prices, the Company estimates that the aggregate purchases under these contracts over the remaining terms of the contracts will be $3,071.7 million.
     In connection with previous acquisitions as well as with the BWE Acquisition, the Vincor Acquisition and the Robert Mondavi acquisition, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 29, 2008, the remaining balance on this liability is $44.4 million.
     The Company’s aggregate obligations under bulk wine purchase contracts will be $62.2 million over the remaining terms of the contracts which extend through the year ending February 28, 2013.
     In connection with a previous acquisition, the Company assumed certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. In addition, the Company has a processing contract utilizing outside services to process a minimum volume of brandy at prices which are dependent on the processing ingredients provided by the Company. The Company’s aggregate obligations under these processing contracts will be $30.8 million over the remaining terms of the contracts which extend through the year ending February 29, 2012.
      Employment contracts —
     The Company has employment contracts with certain of its executive officers and certain other management personnel with either automatic one year renewals or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 29, 2008, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $13.5 million, none of which was accruable at that date.
     Employees covered by collective bargaining agreements —
     Approximately 31% of the Company’s full-time employees are covered by collective bargaining agreements at February 29, 2008. Agreements expiring within one year cover approximately 16% of the Company’s full-time employees.
      Legal matters —
     In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.	STOCKHOLDERS’ EQUITY:
     Common stock —
     Through December 5, 2007, the Company had two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, under the terms of the Company’s senior credit facility, the Company is currently constrained from paying cash dividends on its common stock. In addition, the indentures for the Company’s outstanding senior notes and senior subordinated notes may restrict the payment of cash dividends on its common stock under certain circumstances.
     Effective December 6, 2007, the Company filed a Restated Certificate of Incorporation (the “Restated Certificate”) which created a new class of common stock consisting of 15,000,000 shares of Class 1 Common Stock, $0.01 par value per share (the “Class 1 Common Stock”). The Restated Certificate increased the aggregate number of authorized shares of the Company’s common and preferred stock to 361,000,000 shares. While the aggregate number of authorized shares of the Company’s common and preferred stock has been increased by the Restated Certificate, the Company’s ability to actually issue more shares has not been increased. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, the Company must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. This requirement effectively reduces the number of shares of Class A Common Stock that the Company may issue by the number of shares of Class 1 Common Stock that the Company issues. Because the number of authorized shares of Class A Common Stock was not increased by the Restated Certificate, the aggregate number of shares that the Company is able to issue has not been increased.
     Shares of Class 1 Common Stock do not generally have voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If the Company pays a cash dividend on Class 1 Common Stock, each share of Class A Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Stock and Class 1 Stock must always be the same.
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

     At February 29, 2008, there were 192,275,858 shares of Class A Common Stock and 23,777,154 shares of Class B Convertible Common Stock outstanding, net of treasury stock. There were no shares outstanding of Class 1 Common Stock at February 29, 2008.
      Stock repurchases —
     In February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During the year ended February 29, 2008, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007. The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.
     In February 2006, the Company’s Board of Directors replenished a June 1998 Board of Directors authorization to repurchase up to $100.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During the year ended February 28, 2007, the Company repurchased 3,894,978 shares of Class A Common Stock at an aggregate cost of $100.0 million, or at an average cost of $25.67 per share. The Company used revolver borrowings under the June 2006 Credit Agreement to pay the purchase price for these shares. No shares were repurchased during the year ended February 28, 2006. The repurchased shares have become treasury shares.
      Preferred stock —
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
      Long-term stock incentive plan —
     Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 94,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant. Nonqualified stock options expire at the times established by the Committee, but not later than ten years after the grant date.

     Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. The purchase price for an award of restricted stock is $0.00 per share. Restricted stock awards based on service generally vest for one to four years from the date of grant. During the years ended February 29, 2008, February 28, 2007, and February 28, 2006, no stock appreciation rights were granted.
      Incentive stock option plan —
     Under the Company’s Incentive Stock Option Plan, incentive stock options may be granted to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 8,000,000 shares of the Company’s Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. The vesting period and term of incentive stock options granted are established by the Committee. Incentive stock options generally vest and become exercisable over a four-year period from the date of grant. Incentive stock options expire at the times established by the Committee, but not later than ten years after the grant date. Under the current terms of the Incentive Stock Option Plan, no additional grants of incentive stock options are permitted.
     A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price
Balance, February 28, 2005	23,600,750	$11.48	20,733,345	$10.45

Granted	3,952,825	$27.24
Exercised	(3,662,997)	$8.56
Forfeited	(237,620)	$24.62

Balance, February 28, 2006	23,652,958	$14.43	23,149,228	$14.43

Granted	5,670,181	$25.97
Exercised	(5,423,708)	$11.74
Forfeited	(530,905)	$25.53

Balance, February 28, 2007	23,368,526	$17.61	17,955,262	$15.24

Granted	10,033,913	$21.31
Exercised	(2,158,146)	$9.40
Forfeited	(1,252,440)	$24.23

Balance, February 29, 2008	29,991,853	$19.16	16,989,765	$16.56

     A summary of restricted Class A Common Stock award activity under the Company’s Long-Term Stock Incentive Plan is as follows:

	Number	Weighted	Fair
	of Restricted	Average	Value of
	Stock Awards	Grant-date	Shares
	Outstanding	Price	Vested
Nonvested balance, February 28, 2005	5,330	$18.86
Granted	7,150	$27.96
Vested	(6,760)	$20.79	$140,507
Forfeited	—

Nonvested balance, February 28, 2006	5,720	$27.96
Granted	8,614	$24.75
Vested	(5,720)	$27.96	$159,931
Forfeited	—

Nonvested balance, February 28, 2007	8,614	$24.75
Granted	133,726	$20.94
Vested	(8,614)	$24.75	$213,215
Forfeited	(120,000)	$20.79

Nonvested balance, February 29, 2008	13,726	$22.21

     The following table summarizes information about stock options outstanding at February 29, 2008:

		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
	of	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Options	Life	Price	Value
$5.59 — $10.67	5,068,337	2.6 years	$8.38
$11.70 — $16.63	6,073,760	5.4 years	$14.36
$18.55 — $23.48	10,231,567	8.9 years	$21.32
$24.13 — $30.52	8,618,189	7.8 years	$26.32

Options outstanding	29,991,853	6.8 years	$19.16	$84,427,551

Options exercisable	16,989,765	5.3 years	$16.56	$84,344,798

     Other information pertaining to stock options is as follows:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
Weighted average grant-date fair value of stock options granted	$7.91	$10.04	$9.55
Total fair value of stock options vested	$15,572,907	$3,675,819	$53,089,149
Total intrinsic value of stock options exercised	$30,020,460	$78,294,306	$63,444,953
Tax benefit realized from stock options exercised	$11,362,302	$23,450,237	$19,014,429

     The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
Expected life	5.6 years	5.5 years	5.0 years
Expected volatility	30.2%	31.7%	31.3%
Risk-free interest rate	4.5%	4.8%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
     For the years ended February 29, 2008, February 28, 2007, and February 28, 2006, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
     Employee stock purchase plans —
     The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 29, 2008, February 28, 2007, and February 28, 2006, employees purchased 343,868 shares, 265,295 shares and 249,507 shares, respectively, under this plan.
     The weighted average fair value of purchase rights granted during the years ended February 29, 2008, February 28, 2007, and February 28, 2006, was $5.22, $5.49 and $6.23, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	30.2%	23.3%	27.3%
Risk-free interest rate	3.6%	5.2%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
     The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. During the years ended February 29, 2008, February 28, 2007, and February 28, 2006, employees purchased 463 shares, 52,842 shares and 92,622 shares, respectively, under this plan.

     The weighted average fair value of purchase rights granted during the years ended February 29, 2008, and February 28, 2007, was $9.73 and $11.22, respectively. During the year ended February 28, 2006, there were no purchase rights granted. The maximum number of shares which can be purchased under purchase rights granted during the years ended February 29, 2008, and February 28, 2007, is 73,987 shares and 396,803 shares, respectively. The fair value of the purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 29,	February 28,
	2008	2007
Expected life	4.0 years	3.9 years
Expected volatility	27.0%	27.9%
Risk-free interest rate	4.1%	4.8%
Expected dividend yield	0.0%	0.0%
     As of February 29, 2008, there was $86.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Operations over a weighted-average period of 2.8 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.
15.	EARNINGS PER COMMON SHARE:
     Earnings per common share are as follows:

	For the Years Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
(in millions, except per share data)
Net (loss) income	$(613.3)	$331.9	$325.3
Dividends on preferred stock	—	(4.9)	(9.8)

(Loss) income available to common stockholders	$(613.3)	$327.0	$315.5

Weighted average common shares outstanding — basic:
Class A Common Stock	195.135	204.966	196.907

Class B Convertible Common Stock	23.812	23.840	23.904

Weighted average common shares outstanding — diluted:
Class A Common Stock	195.135	204.966	196.907
Class B Convertible Common Stock	—	23.840	23.904
Stock options	—	5.933	7.913
Preferred stock	—	5.033	9.983

Weighted average common shares outstanding — diluted	195.135	239.772	238.707

(Loss) earnings per common share — basic:
Class A Common Stock	$(2.83)	$1.44	$1.44

Class B Convertible Common Stock	$(2.57)	$1.31	$1.31

(Loss) earnings per common share — diluted:
Class A Common Stock	$(2.83)	$1.38	$1.36

Class B Convertible Common Stock	$(2.57)	$1.27	$1.25

     For the year ended February 29, 2008, the computation of diluted loss per common share excluded 23.8 million shares of Class B Convertible Common Stock and stock options to purchase 30.0 million shares of Class A Common Stock at a weighted average price per share of $19.16 because the inclusion of such potentially dilutive common shares would have been anti-dilutive. In addition, for the years ended February 28, 2007, and February 28, 2006, stock options to purchase 3.8 million and 3.6 million shares of Class A Common Stock at a weighted average price per share of $27.25 and $27.30, respectively, were not included in the computation of diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the respective periods.
16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Other comprehensive (loss) income, net of income tax effect, includes the following components:

	Before Tax	Tax (Expense)	Net of Tax
	Amount	or Benefit	Amount
Other comprehensive (loss) income, February 28, 2006:
Foreign currency translation adjustments	$(166.0)	$6.8	$(159.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gains	3.4	(3.3)	0.1
Reclassification adjustments	(10.6)	4.2	(6.4)

Net loss recognized in other comprehensive income	(7.2)	0.9	(6.3)
Minimum pension liability adjustment	(27.1)	8.2	(18.9)

Other comprehensive (loss) income, February 28, 2006	$(200.3)	$15.9	$(184.4)

Other comprehensive income (loss), February 28, 2007:
Foreign currency translation adjustments	$142.2	$(10.1)	$132.1
Unrealized loss on cash flow hedges:
Net derivative losses	(11.6)	4.3	(7.3)
Reclassification adjustments	(15.5)	5.1	(10.4)

Net loss recognized in other comprehensive income	(27.1)	9.4	(17.7)
Pension adjustment	(4.5)	1.1	(3.4)

Other comprehensive income (loss), February 28, 2007	$110.6	$0.4	$111.0

Other comprehensive income (loss), February 29, 2008:
Foreign currency translation adjustments	$401.5	$10.7	$412.2
Unrealized loss on cash flow hedges:
Net derivative losses	(46.9)	23.3	(23.6)
Reclassification adjustments	(3.0)	(0.1)	(3.1)

Net loss recognized in other comprehensive income	(49.9)	23.2	(26.7)
Pension and post-retirement benefit plans:
Net actuarial losses	(5.8)	1.7	(4.1)
Reclassification adjustments	7.9	(2.4)	5.5

Net gain recognized in other comprehensive income	2.1	(0.7)	1.4

Other comprehensive income (loss), February 29, 2008	$353.7	$33.2	$386.9

     Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	Gains	Pension /	Other
	Translation	(Losses) on	Post-Retirement	Comprehensive
	Adjustments	Derivatives	Adjustments	Income
(in millions)
Balance, February 28, 2007	$446.8	$13.3	$(111.0)	$349.1
Current period change	412.2	(26.7)	1.4	386.9

Balance, February 29, 2008	$859.0	$(13.4)	$(109.6)	$736.0

     During the year ended February 28, 2006, the Company changed the structure of certain of its cash flow hedges of forecasted foreign currency denominated transactions. As a result, the Company received $18.5 million in proceeds from the early termination of related foreign currency derivative instruments. As the forecasted transactions are still probable, this amount was recorded to AOCI and will be reclassified from AOCI into earnings in the same periods in which the original hedged items are recorded in the Consolidated Statements of Operations. See Note 9 for discussion of $30.3 million cash proceeds received from the early termination of interest rate swap agreements in March 2005.
17.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
     Sales to the five largest customers represented 32.8%, 21.7% and 21.1% of the Company’s sales for the years ended February 29, 2008, February 28, 2007, and February 28, 2006, respectively. Sales to the Company’s largest customer, Southern Wine and Spirits, represent 12.3% of the Company’s sales for the year ended February 29, 2008, of which 85.6% is reported within the Constellation Wines segment and 14.4% is reported within the Constellation Spirits segment. No single customer was responsible for greater than 10% of sales for the years ended February 28, 2007, and February 28, 2006. Accounts receivable from the Company’s largest customer represented 9.0%, 13.0% and 11.0% of the Company’s total accounts receivable as of February 29, 2008, February 28, 2007, and February 28, 2006, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.
18.	ACQUISITION-RELATED INTEGRATION COSTS:
     For the year ended February 29, 2008, the Company recorded $11.8 million of acquisition-related integration costs associated primarily with the Vincor Plan (as defined in Note 19) and the Fiscal 2008 Plan. The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other costs such as external services and consulting fees. For the year ended February 29, 2008, acquisition-related integration costs included $4.8 million of employee-related costs and $7.0 million of facilities and other costs. For the years ended February 28, 2007, and February 28, 2006, the Company recorded $23.6 million of acquisition-related integration costs associated primarily with the Vincor Plan and $16.8 million of acquisition-related integration costs associated with the Robert Mondavi Plan (as defined in Note 19), respectively.

19.	RESTRUCTURING AND RELATED CHARGES:
     The Company has several restructuring plans within its Constellation Wines segment as follows:
     Fiscal 2004 Plan —
     During fiscal 2004, the Company announced a plan to further realign business operations and a plan to exit the commodity concentrate product line in the U.S. (the “Fiscal 2004 Plan”). The Fiscal 2004 Plan consists of exiting the commodity concentrate product line located in Madera, California, and selling the Company’s Escalon facility located in Escalon, California. The decision to exit the commodity concentrate product line resulted from the fact that the line was facing declining sales and profits and was not part of the Company’s core beverage alcohol business. By exiting the commodity concentrate line, the Company was able to free up capacity at its winery in Madera, and move production and storage from Escalon to Madera, and forego further investment in its aging Escalon facility. The Fiscal 2004 Plan includes the renegotiation of existing grape contracts associated with commodity concentrate inventory, asset write-offs and severance-related costs. The Fiscal 2004 Plan has been completed as of February 29, 2008.
     Robert Mondavi Plan —
     In January 2005, the Company announced a plan to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). The objective of the Robert Mondavi Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of Robert Mondavi. The Robert Mondavi Plan includes the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts. The Company does not expect any additional costs associated with the Robert Mondavi Plan to be recognized in its Consolidated Statements of Operations. The Company expects related cash expenditures to be completed by February 29, 2012.
     Fiscal 2006 Plan —
     During fiscal 2006, the Company announced a plan to reorganize certain worldwide wine operations and a plan to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes. This Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth. The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and to eliminate redundant costs. The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets. The Company expects all costs associated with the Fiscal 2006 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2009, with related cash expenditures to be completed by February 28, 2009.
     Vincor Plan —
     In July 2006, the Company announced a plan to restructure and integrate the operations of Vincor (the “Vincor Plan”). The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the June 5, 2006, Vincor Acquisition, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities. The Vincor Plan includes the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts. The Company expects all costs associated with the Vincor Plan to be recognized in its Consolidated Statements of Operations by February 28, 2009, with related cash expenditures to be completed by February 29, 2012.

     Fiscal 2007 Wine Plan —
     In August 2006, the Company announced a plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also includes costs for employee terminations. The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. The Company expects all costs associated with Fiscal 2007 Wine Plan to be recognized in its Consolidated Statements of Operations by February 28, 2011, with related cash expenditures to be completed by February 28, 2011.
     Fiscal 2008 Plan —
     During November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring and related charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition (the “U.S. Initiative”). These initiatives will collectively be referred to as the Fiscal 2008 Plan. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2010, with related cash expenditures to be completed by February 28, 2010.
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

		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006	Other
	Plan	Plan	Plan	Plan	Plans	Total
(in millions)
Restructuring liability, February 28, 2005	$—	$—	$—	$—	$39.2	$39.2

Robert Mondavi acquisition	—	—	—	—	4.8	4.8

Restructuring charges:
Employee termination benefit costs	—	—	—	17.4	2.3	19.7
Contract termination costs	—	—	—	—	0.7	0.7
Facility consolidation/relocation costs	—	—	—	0.2	1.8	2.0

Restructuring charges, February 28, 2006	—	—	—	17.6	4.8	22.4

Cash expenditures	—	—	—	(0.9)	(39.9)	(40.8)

Foreign currency translation adjustments	—	—	—	—	(0.3)	(0.3)

Restructuring liability, February 28, 2006	—	—	—	16.7	8.6	25.3

Vincor Acquisition	—	—	39.8	—	—	39.8

Restructuring charges:
Employee termination benefit costs	—	2.0	1.6	2.1	0.2	5.9
Contract termination costs	—	24.0	1.0	0.7	(0.1)	25.6
Facility consolidation/relocation costs	—	—	0.2	0.7	0.1	1.0

Restructuring charges, February 28, 2007	—	26.0	2.8	3.5	0.2	32.5

Cash expenditures	—	(23.3)	(22.1)	(17.3)	(3.5)	(66.2)

Foreign currency translation adjustments	—	0.1	0.7	0.6	0.1	1.5

Restructuring liability, February 28, 2007	—	2.8	21.2	3.5	5.4	32.9

BWE Acquisition	20.2	—	—	—	—	20.2
Vincor Acquisition	—	—	(0.4)	—	—	(0.4)

Restructuring charges:
Employee termination benefit costs	9.3	1.0	(0.2)	0.2	(0.1)	10.2
Contract termination costs	0.1	—	(4.0)	0.7	(0.2)	(3.4)
Facility consolidation/relocation costs	—	—	(0.1)	0.2	—	0.1

Restructuring charges, February 29, 2008	9.4	1.0	(4.3)	1.1	(0.3)	6.9

Cash expenditures	(3.5)	(0.8)	(12.2)	(3.6)	(1.3)	(21.4)

Foreign currency translation adjustments	0.1	0.2	0.7	—	—	1.0

Restructuring liability, February 29, 2008	$26.2	$3.2	$5.0	$1.0	$3.8	$39.2

     Included in the $29.3 million of restructuring and related charges incurred for the year ended February 28, 2006, is $6.9 million of non-cash charges for stock-based compensation (which are excluded from the restructuring liability rollforward table above).

     In connection with the Company’s BWE Acquisition, Vincor Acquisition and Robert Mondavi acquisition, the Company accrued $20.2 million, $39.8 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. The Vincor acquisition line item in the table above for the year ended February 29, 2008, reflects adjustments to the fair value of liabilities assumed in the Vincor Acquisition. The Robert Mondavi acquisition line item in the table above for the year ended February 28, 2006, reflects adjustments to the fair value of liabilities assumed in the Robert Mondavi Acquisition. As of February 29, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $17.3 million, $3.8 million and $3.8 million, respectively. As of February 28, 2007, the balance of the Vincor and Robert Mondavi purchase accounting accruals were $19.3 million and $5.4 million, respectively. As of February 28, 2006, the balance of the Robert Mondavi purchase accounting accrual was $8.1 million.
     For the year ended February 29, 2008, employee termination benefit costs include the reversal of prior accruals of $0.6 million associated primarily with the Fiscal 2006 Plan and contract termination costs and facility consolidation/relocation costs include the reversal of prior accruals of $4.2 million and $0.3 million, respectively, associated primarily with the Vincor Plan. For the year ended February 28, 2007, employee termination benefit costs and facility consolidation/relation costs include the reversal of prior accruals of $2.0 million related primarily to the Fiscal 2006 Plan and $0.3 million related primarily to the Fiscal 2004 Plan, respectively.
     In addition, the following table presents other costs incurred in connection with the Fiscal 2008 Plan, Fiscal 2007 Wine Plan, the Vincor Plan and the Fiscal 2006 Plan:

	For the Year Ended February 29, 2008
		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006
	Plan	Plan	Plan	Plan	Total
(in millions)
Accelerated depreciation/inventory write-down (cost of product sold)	$14.5	$4.7	$0.3	$2.6	$22.1

Asset write-down/other costs (selling, general and administrative expenses)	$0.4	$1.6	$—	$0.2	$2.2

Asset impairment (impairment of goodwill and intangible assets)	$7.4	$—	$—	$—	$7.4

	For the Year Ended February 28, 2007
		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006
	Plan	Plan	Plan	Plan	Total
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$3.3	$0.3	$3.6	$7.2

Asset write-down/other costs (selling, general and administrative expenses)	$—	$12.9	$—	$3.4	$16.3

	For the Year Ended February 28, 2006
		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006
	Plan	Plan	Plan	Plan	Total
Accelerated depreciation (cost of product sold)	$—	$—	$—	$13.4	$13.4

Other costs (selling, general and administrative expenses)	$—	$—	$—	$0.1	$0.1

     A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

		Fiscal
	Fiscal	2007		Fiscal	Robert
	2008	Wine	Vincor	2006	Mondavi
	Plan	Plan	Plan	Plan	Plan
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$9.3	$3.0	$1.4	$26.6	$2.8
Contract termination costs	0.1	24.0	(3.0)	1.5	0.4
Facility consolidation/relocation costs	—	—	0.1	1.0	0.5

Total restructuring charges	9.4	27.0	(1.5)	29.1	3.7

Other costs:
Accelerated depreciation/inventory write-down	14.5	8.0	0.6	19.6	—
Asset write-down/other costs	0.4	14.5	—	3.7	—
Asset impairment	7.4	—	—	—	—

Total other costs	22.3	22.5	0.6	23.3	—

Total costs incurred to date	$31.7	$49.5	$(0.9)	$52.4	$3.7

Total expected costs
Restructuring charges:
Employee termination benefit costs	$10.8	$3.0	$1.4	$26.6	$2.8
Contract termination costs	5.9	24.8	(3.0)	8.4	0.4
Facility consolidation/relocation costs	4.8	0.1	0.1	1.2	0.5

Total restructuring charges	21.5	27.9	(1.5)	36.2	3.7

Other costs:
Accelerated depreciation/inventory write-down	18.5	12.7	0.7	19.6	—
Asset write-down/other costs	2.2	26.6	1.1	3.7	—
Asset impairment	7.4	—	—	—	—

Total other costs	28.1	39.3	1.8	23.3	—

Total expected costs	$49.6	$67.2	$0.3	$59.5	$3.7

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
     The following information sets forth the condensed consolidating balance sheets as of February 29, 2008, and February 28, 2007, the condensed consolidating statements of operations and cash flows for each of the three years in the period ended February 29, 2008, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting pronouncement described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2008
Current assets:
Cash and cash investments	$0.3	$2.8	$17.4	$—	$20.5
Accounts receivable, net	268.1	95.7	367.8	—	731.6
Inventories	45.2	1,188.2	952.4	(6.3)	2,179.5
Prepaid expenses and other	6.0	272.5	39.2	(50.3)	267.4
Intercompany receivable (payable)	1,520.2	(1,493.3)	(26.9)	—	—

Total current assets	1,839.8	65.9	1,349.9	(56.6)	3,199.0
Property, plant and equipment, net	47.6	1,005.5	981.9	—	2,035.0
Investments in subsidiaries	6,306.7	80.3	153.0	(6,540.0)	—
Goodwill	—	2,156.8	967.1	—	3,123.9
Intangible assets, net	—	754.0	436.0	—	1,190.0
Other assets, net	59.9	274.0	205.0	(34.0)	504.9

Total assets	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

Current liabilities:
Notes payable to banks	$308.0	$—	$71.5	$—	$379.5
Current maturities of long-term debt	215.2	9.0	5.1	—	229.3
Accounts payable	3.5	94.8	251.1	—	349.4
Accrued excise taxes	6.9	16.8	38.7	—	62.4
Other accrued expenses and liabilities	197.7	274.8	277.4	(52.2)	697.7

Total current liabilities	731.3	395.4	643.8	(52.2)	1,718.3
Long-term debt, less current maturities	4,610.1	10.6	28.0	—	4,648.7
Deferred income taxes	—	463.9	105.8	(33.9)	535.8
Other liabilities	146.7	96.7	140.7	—	384.1

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Common stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,344.0	1,280.3	1,224.2	(2,504.5)	1,344.0
Retained earnings	1,306.0	1,842.5	(509.8)	(1,332.7)	1,306.0
Accumulated other comprehensive income	736.0	(15.6)	845.0	(829.4)	736.0
Treasury stock	(622.6)	—	—	—	(622.6)

Total stockholders’ equity	2,765.9	3,369.9	3,174.6	(6,544.5)	2,765.9

Total liabilities and stockholders’ equity	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

Condensed Consolidating Balance Sheet at February 28, 2007
Current assets:
Cash and cash investments	$2.4	$1.1	$30.0	$—	$33.5
Accounts receivable, net	342.7	57.5	480.8	—	881.0
Inventories	38.1	1,045.3	870.5	(5.8)	1,948.1
Prepaid expenses and other	2.0	105.3	62.1	(8.7)	160.7
Intercompany receivable (payable)	1,080.3	(775.1)	(305.2)	—	—

Total current assets	1,465.5	434.1	1,138.2	(14.5)	3,023.3
Property, plant and equipment, net	42.2	810.9	897.1	—	1,750.2
Investments in subsidiaries	6,119.9	115.6	—	(6,235.5)	—
Goodwill	—	1,509.1	1,574.8	—	3,083.9
Intangible assets, net	—	566.7	568.7	—	1,135.4
Other assets, net	32.2	245.4	167.8	—	445.4

Total assets	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

Current liabilities:
Notes payable to banks	$30.0	$—	$123.3	$—	$153.3
Current maturities of long-term debt	299.2	10.2	7.9	—	317.3
Accounts payable	7.1	112.8	256.2	—	376.1
Accrued excise taxes	10.9	31.4	31.4	—	73.7
Other accrued expenses and liabilities	242.4	105.2	333.5	(10.4)	670.7

Total current liabilities	589.6	259.6	752.3	(10.4)	1,591.1
Long-term debt, less current maturities	3,672.7	18.5	23.7	—	3,714.9
Deferred income taxes	(24.1)	405.0	93.2	—	474.1
Other liabilities	4.1	36.7	199.8	—	240.6
Stockholders’ equity:
Preferred stock	—	9.0	1,013.9	(1,022.9)	—
Common stock	2.5	100.7	190.3	(291.0)	2.5
Additional paid-in capital	1,271.1	1,280.9	1,296.9	(2,577.8)	1,271.1
Retained earnings	1,919.3	1,553.6	349.1	(1,902.7)	1,919.3
Accumulated other comprehensive income	349.1	17.8	427.4	(445.2)	349.1
Treasury stock	(124.5)	—	—	—	(124.5)

Total stockholders’ equity	3,417.5	2,962.0	3,277.6	(6,239.6)	3,417.5

Total liabilities and stockholders’ equity	$7,659.8	$3,681.8	$4,346.6	$(6,250.0)	$9,438.2

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended February 29, 2008
Sales	$674.3	$2,323.6	$2,409.6	$(522.4)	$4,885.1
Less — excise taxes	(101.1)	(423.8)	(587.2)	—	(1,112.1)

Net sales	573.2	1,899.8	1,822.4	(522.4)	3,773.0
Cost of product sold	(366.8)	(1,235.8)	(1,319.5)	430.6	(2,491.5)

Gross profit	206.4	664.0	502.9	(91.8)	1,281.5
Selling, general and administrative expenses	(229.7)	(366.7)	(301.2)	90.3	(807.3)
Impairment of goodwill and intangible assets	—	(6.2)	(806.0)	—	(812.2)
Acquisition-related integration costs	(1.0)	(6.4)	(4.4)	—	(11.8)
Restructuring and related charges	(0.2)	(7.3)	0.6	—	(6.9)

Operating (loss) income	(24.5)	277.4	(608.1)	(1.5)	(356.7)
Equity in (losses) earnings of equity method investees and subsidiaries	(387.9)	268.3	(6.0)	383.5	257.9
Interest expense, net	(257.7)	(63.1)	(21.0)	—	(341.8)
Gain on change in fair value of derivative instrument	—	—	—	—	—

(Loss) income before income taxes	(670.1)	482.6	(635.1)	382.0	(440.6)
Benefit from (provision for) income taxes	56.8	(192.9)	(37.1)	0.5	(172.7)

Net (loss) income	(613.3)	289.7	(672.2)	382.5	(613.3)
Dividends on preferred stock	—	—	—	—	—

(Loss) income available to common stockholders	$(613.3)	$289.7	$(672.2)	$382.5	$(613.3)

Condensed Consolidating Statement of Operations for the Year Ended February 28, 2007
Sales	$954.0	$3,376.2	$2,872.1	$(800.5)	$6,401.8
Less — excise taxes	(139.3)	(468.2)	(577.9)	—	(1,185.4)

Net sales	814.7	2,908.0	2,294.2	(800.5)	5,216.4
Cost of product sold	(606.5)	(2,015.5)	(1,818.3)	747.8	(3,692.5)

Gross profit	208.2	892.5	475.9	(52.7)	1,523.9
Selling, general and administrative expenses	(209.3)	(310.5)	(302.0)	53.0	(768.8)
Impairment of goodwill and intangible assets	—	—	—	—	—
Acquisition-related integration costs	(2.0)	(7.1)	(14.5)	—	(23.6)
Restructuring and related charges	(0.2)	(5.0)	(27.3)	—	(32.5)

Operating (loss) income	(3.3)	569.9	132.1	0.3	699.0
Equity in earnings of equity method investees and subsidiaries	464.9	54.0	3.8	(472.8)	49.9
Interest (expense) income, net	(151.4)	(80.0)	(37.3)	—	(268.7)
Gain on change in fair value of derivative instrument	—	55.1	—	—	55.1

Income before income taxes	310.2	599.0	98.6	(472.5)	535.3
Benefit from (provision for) income taxes	21.7	(261.4)	36.6	(0.3)	(203.4)

Net income	331.9	337.6	135.2	(472.8)	331.9
Dividends on preferred stock	(4.9)	—	—	—	(4.9)

Income available to common stockholders	$327.0	$337.6	$135.2	$(472.8)	$327.0

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended February 28, 2006
Sales	$1,300.6	$3,002.5	$2,349.8	$(945.9)	$5,707.0
Less — excise taxes	(166.8)	(437.8)	(498.9)	—	(1,103.5)

Net sales	1,133.8	2,564.7	1,850.9	(945.9)	4,603.5
Cost of product sold	(911.1)	(1,836.3)	(1,475.6)	944.1	(3,278.9)

Gross profit	222.7	728.4	375.3	(1.8)	1,324.6
Selling, general and administrative expenses	(175.2)	(225.0)	(212.2)	—	(612.4)
Impairment of goodwill and intangible assets	—	—	—	—	—
Acquisition-related integration costs	—	(14.6)	(2.2)	—	(16.8)
Restructuring and related charges	(1.7)	(11.6)	(16.0)	—	(29.3)

Operating income	45.8	477.2	144.9	(1.8)	666.1
Equity in earnings of equity method investees and subsidiaries	332.6	15.9	(4.3)	(343.4)	0.8
Interest (expense) income, net	(76.6)	(154.4)	41.4	—	(189.6)
Gain on change in fair value of derivative instrument	—	—	—	—	—

Income before income taxes	301.8	338.7	182.0	(345.2)	477.3
Benefit from (provision for) income taxes	23.4	(170.9)	(5.1)	0.6	(152.0)

Net income	325.2	167.8	176.9	(344.6)	325.3
Dividends on preferred stock	(9.8)	—	—	—	(9.8)

Income available to common stockholders	$315.4	$167.8	$176.9	$(344.6)	$315.5

Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2008
Net cash (used in) provided by operating activities	$(49.2)	$332.8	$236.2	$—	$519.8

Cash flows from investing activities:
Purchase of business, net of cash acquired	(2.3)	(1,290.3)	(9.4)	—	(1,302.0)
Purchases of property, plant and equipment	(7.0)	(35.8)	(101.0)	—	(143.8)
Investment in equity method investee	—	(1.6)	(3.0)	—	(4.6)
Payment of accrued earn-out amount	—	(4.0)	—	—	(4.0)
Proceeds from formation of joint venture	—	—	185.6	—	185.6
Proceeds from sales of businesses	(4.1)	141.4	(0.8)	—	136.5
Proceeds from sales of assets	—	2.3	17.1	—	19.4
Proceeds from maturity of derivative
instrument	—	—	—	—	—
Proceeds from sale of equity method investment	—	—	—	—	—
Other investing activities	—	—	—	—	—

Net cash used in investing activities	(13.4)	(1,188.0)	88.5	—	(1,112.9)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	(589.1)	870.8	(281.7)	—	—
Proceeds from issuance of long-term debt	1,196.7	—	16.2	—	1,212.9
Net proceeds from (repayment of) notes payable	278.0	—	(58.6)	—	219.4
Exercise of employee stock options	20.6	—	—	—	20.6
Excess tax benefits from share-based payment awards	11.3	—	—	—	11.3
Proceeds from employee stock purchases	6.2	—	—	—	6.2
Purchases of treasury stock	(500.0)	—	—	—	(500.0)
Principal payments of long-term debt	(352.6)	(13.9)	(8.4)	—	(374.9)
Payment of financing costs of long- term debt	(10.6)	—	—	—	(10.6)
Payment of preferred stock dividends	—	—	—	—	—

Net cash provided by (used in) financing activities	60.5	856.9	(332.5)	—	584.9

Effect of exchange rate changes on cash and cash investments	—	—	(4.8)	—	(4.8)

Net (decrease) increase in cash and cash investments	(2.1)	1.7	(12.6)	—	(13.0)
Cash and cash investments, beginning of year	2.4	1.1	30.0	—	33.5

Cash and cash investments, end of year	$0.3	$2.8	$17.4	$—	$20.5

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2007
Net cash (used in) provided by operating activities	$(240.4)	$471.8	$81.8	$—	$313.2

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(2.1)	(1,091.6)	—	(1,093.7)
Purchases of property, plant and equipment	(7.2)	(76.0)	(108.8)	—	(192.0)
Investment in equity method investee	—	—	—	—	—
Payment of accrued earn-out amount	—	(3.6)	—	—	(3.6)
Proceeds from formation of joint venture	—	—	—	—	—
Proceeds from sales of businesses	—	—	28.4	—	28.4
Proceeds from sales of assets	—	0.3	9.5	—	9.8
Proceeds from maturity of derivative instrument	—	55.1	—	—	55.1
Proceeds from sale of equity method investment	—	—	—	—	—
Other investing activities	—	—	(1.1)	—	(1.1)

Net cash used in investing activities	(7.2)	(26.3)	(1,163.6)	—	(1,197.1)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	(934.5)	(361.1)	1,295.6	—	—
Proceeds from issuance of long-term debt	3,693.1	1.9	10.4	—	3,705.4
Net (repayment of) proceeds from notes payable	(24.5)	—	71.6	—	47.1
Exercise of employee stock options	63.4	—	—	—	63.4
Excess tax benefits from share-based payment awards	21.4	—	—	—	21.4
Proceeds from employee stock purchases	5.9	—	—	—	5.9
Purchases of treasury stock	(100.0)	—	—	—	(100.0)
Principal payments of long-term debt	(2,444.6)	(86.4)	(255.9)	—	(2,786.9)
Payment of financing costs of long- term debt	(23.8)	—	—	—	(23.8)
Payment of preferred stock dividends	(7.3)	—	—	—	(7.3)

Net cash provided by (used in) financing activities	249.1	(445.6)	1,121.7	—	925.2

Effect of exchange rate changes on cash and cash investments	—	—	(18.7)	—	(18.7)

Net increase (decrease) in cash and cash investments	1.5	(0.1)	21.2	—	22.6
Cash and cash investments, beginning of year	0.9	1.2	8.8	—	10.9

Cash and cash investments, end of year	$2.4	$1.1	$30.0	$—	$33.5

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2006
Net cash (used in) provided by operating activities	$(23.6)	$294.5	$165.1	$—	$436.0

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(45.9)	—	—	(45.9)
Purchases of property, plant and equipment	(5.2)	(52.2)	(75.1)	—	(132.5)
Investment in equity method investee	—	(2.7)	—	—	(2.7)
Payment of accrued earn-out amount	—	(3.1)	—	—	(3.1)
Proceeds from formation of joint venture	—	—	—	—	—
Proceeds from sales of businesses	—	17.9	—	—	17.9
Proceeds from sales of assets	—	118.3	1.4	—	119.7
Proceeds from maturity of derivative instrument	—	—	—	—	—
Proceeds from sale of equity method investment	—	35.9	—	—	35.9
Other investing activities	—	(5.0)	0.1	—	(4.9)

Net cash (used in) provided by investing activities	(5.2)	63.2	(73.6)	—	(15.6)

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Cash flows from financing activities:
Intercompany financings, net	477.7	(367.3)	(110.4)	—	—
Proceeds from issuance of long-term debt	0.1	8.8	0.7	—	9.6
Net proceeds from notes payable	40.5	—	23.3	—	63.8
Exercise of employee stock options	31.5	—	—	—	31.5
Excess tax benefits from share-based payment awards	—	—	—	—	—
Proceeds from employee stock purchases	6.3	—	—	—	6.3
Purchases of treasury stock	—	—	—	—	—
Principal payments of long-term debt	(516.6)	(7.3)	(3.7)	—	(527.6)
Payment of financing costs of long- term debt	—	—	—	—	—
Payment of preferred stock dividends	(9.8)	—	—	—	(9.8)

Net cash provided by (used in) financing activities	29.7	(365.8)	(90.1)	—	(426.2)

Effect of exchange rate changes on cash and cash investments	—	—	(0.9)	—	(0.9)

Net increase (decrease) in cash and cash investments	0.9	(8.1)	0.5	—	(6.7)
Cash and cash investments, beginning of year	—	9.3	8.3	—	17.6

Cash and cash investments, end of year	$0.9	$1.2	$8.8	$—	$10.9

21.	BUSINESS SEGMENT INFORMATION:
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
     The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

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
     For the year ended February 29, 2008, acquisition-related integration costs, restructuring and related charges and unusual costs included in operating (loss) income consist of impairment losses of goodwill and intangible assets primarily associated with the Company’s Australian and U.K. businesses of $812.2 million; other costs associated primarily with the sale of the Company’s Almaden and Inglenook wine brands and certain other assets of $35.3 million; accelerated depreciation associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2008 Plan of $12.0 million; acquisition-related integration costs and inventory write-offs associated primarily with the Vincor Plan and Fiscal 2008 Plan of $11.8 million and $10.1 million, respectively; the flow through of inventory step-up associated primarily with the Company’s Vincor Acquisition and BWE Acquisition of $11.4 million; restructuring and related charges associated primarily with the Fiscal 2008 Plan of $6.9 million; the loss on the contribution of the U.K. wholesale business of $6.6 million; and the flow through of adverse grape cost (as described below) of $0.1 million associated with the acquisition of Robert Mondavi; partially offset by a $4.8 million realized gain on a prior asset sale. For the year ended February 29, 2008, acquisition-related integration costs, restructuring and related charges and unusual costs included in equity in earnings of equity method investees consist of an impairment loss of the Company’s investment in Ruffino of $15.1 million and the flow through of inventory step-up associated with the Opus One investment of $0.9 million. Adverse grape cost represents the amount of historical inventory cost on Robert Mondavi’s balance sheet that exceeds the Company’s estimated ongoing grape cost and is primarily due to the purchase of grapes by Robert Mondavi prior to the acquisition date at above-market prices as required under the terms of their existing grape purchase contracts.
     For the year ended February 28, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs included in operating (loss) income consist of restructuring and related charges of $32.5 million associated primarily with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; the flow through of inventory step-up of $30.2 million associated primarily with the Company’s Vincor Acquisition; acquisition-related integration costs of $23.6 million associated primarily with the Vincor Plan; other costs of $16.3 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; loss on the sale of the branded bottled water business of $13.4 million; financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor Acquisition; foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor Acquisition; the flow through of adverse grape cost of $3.1 million associated with the acquisition of Robert Mondavi; and accelerated depreciation and the write-down of certain inventory of $6.6 million and $0.6 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. For the year ended February 28, 2007, acquisition-related integration costs, restructuring and related charges and unusual costs included in equity in earnings of equity method investees consist of the flow through of inventory step-up associated primarily with the Opus One investment of $2.8 million.

     For the year ended February 28, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs included in operating (loss) income consist of restructuring and related charges associated primarily with the Fiscal 2006 Plan and the Robert Mondavi Plan of $29.3 million; the flow through of adverse grape cost, acquisition-related integration costs and the flow through of inventory step-up associated primarily with the Company’s acquisition of Robert Mondavi of $23.0 million, $16.8 million, and $7.9 million, respectively; accelerated depreciation and other costs associated with the Fiscal 2006 Plan of $13.4 million and $0.1 million, respectively; and costs associated with professional service fees incurred for due diligence in connection with the Company’s evaluation of a potential offer for Allied Domecq of $3.4 million. For the year ended February 28, 2006, acquisition-related integration costs, restructuring and related charges and unusual costs included in equity in earnings of equity method investees consist of the flow through of inventory step-up associated with the Ruffino and Opus One investments of $9.7 million.
     The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting pronouncement described in Note 2. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.
     Segment information is as follows:

	For the Years Ended
	February 29,	February 28,	February 28,
(in millions)	2008	2007	2006
Constellation Wines:
Net sales:
Branded wine	$3,016.9	$2,755.7	$2,263.4
Wholesale and other	341.9	1,087.7	972.0

Net sales	$3,358.8	$3,843.4	$3,235.4
Segment operating income	$558.4	$629.9	$530.4
Equity in earnings of equity method investees	$18.8	$13.8	$10.5
Long-lived assets	$1,889.5	$1,616.4	$1,322.2
Investment in equity method investees	$243.6	$163.8	$146.6
Total assets	$8,645.8	$8,557.7	$6,510.3
Capital expenditures	$127.3	$158.6	$118.6
Depreciation and amortization	$142.1	$120.7	$110.5

Constellation Spirits:
Net sales	$414.2	$329.4	$324.6
Segment operating income	$72.0	$65.5	$73.4
Long-lived assets	$103.8	$96.9	$89.4
Total assets	$1,129.7	$637.3	$636.4
Capital expenditures	$11.2	$12.9	$11.1
Depreciation and amortization	$13.7	$9.9	$8.4

Constellation Beers:
Net sales	$—	$1,043.6	$1,043.5
Segment operating income	$—	$208.1	$219.2
Long-lived assets	$—	$—	$1.1
Total assets	$—	$0.9	$197.2
Capital expenditures	$—	$0.2	$0.5
Depreciation and amortization	$—	$1.5	$1.4

	For the Years Ended
	February 29,	February 28,	February 28,
(in millions)	2008	2007	2006
Corporate Operations and Other:
Net sales	$—	$—	$—
Segment operating loss	$(85.5)	$(60.9)	$(63.0)
Long-lived assets	$41.7	$36.9	$12.6
Total assets	$126.8	$78.9	$56.7
Capital expenditures	$5.3	$20.3	$2.3
Depreciation and amortization	$10.1	$7.2	$7.8

Crown Imports:
Net sales	$2,391.0	$368.8	$—
Segment operating income	$509.0	$78.4	$—
Long-lived assets	$4.6	$1.3	$—
Total assets	$359.0	$369.4	$—
Capital expenditures	$4.1	$—	$—
Depreciation and amortization	$0.8	$—	$—

Acquisition-Related Integration Costs, Restructuring and Related Charges and Net Unusual Costs:
Operating loss	$(901.6)	$(143.6)	$(93.9)
Equity in losses of equity method investees	$(16.0)	$(2.8)	$(9.7)

Consolidation and Eliminations:
Net sales	$(2,391.0)	$(368.8)	$—
Operating (loss) income	$(509.0)	$(78.4)	$—
Equity in earnings of Crown Imports	$255.1	$38.9	$—
Long-lived assets	$(4.6)	$(1.3)	$—
Investment in equity method investees	$150.5	$163.4	$—
Total assets	$(208.5)	$(206.0)	$—
Capital expenditures	$(4.1)	$—	$—
Depreciation and amortization	$(0.8)	$—	$—

Consolidated:
Net sales	$3,773.0	$5,216.4	$4,603.5
Operating (loss) income	$(356.7)	$699.0	$666.1
Equity in earnings of equity method investees	$257.9	$49.9	$0.8
Long-lived assets	$2,035.0	$1,750.2	$1,425.3
Investment in equity method investees	$394.1	$327.2	$146.6
Total assets	$10,052.8	$9,438.2	$7,400.6
Capital expenditures	$143.8	$192.0	$132.5
Depreciation and amortization	$165.9	$139.3	$128.1
     The Company’s areas of operations are principally in the U.S. Operations outside the U.S. are primarily in the U.K., Canada, Australia and New Zealand and are included primarily within the Constellation Wines segment. Revenues are attributed to countries based on the location of the selling company.

     Geographic data is as follows:

	For the Years Ended
	February 29,	February 28,	February 28,
(in millions)	2008	2007	2006
Net Sales
U.S.	$2,031.0	$3,012.7	$2,823.4
Non-U.S.	1,742.0	2,203.7	1,780.1

Total	$3,773.0	$5,216.4	$4,603.5

Significant non-U.S. revenue sources include:
U.K.	$867.8	$1,503.7	$1,357.9
Australia / New Zealand	395.4	349.4	319.3
Canada	449.8	326.9	86.7
Other	29.0	23.7	16.2

Total	$1,742.0	$2,203.7	$1,780.1

	February 29,	February 28,
(in millions)	2008	2007
Long-lived assets
U.S.	$1,053.0	$854.0
Non-U.S.	982.0	896.2

Total	$2,035.0	$1,750.2

Significant non-U.S. long-lived assets include:
Australia / New Zealand	$608.1	$529.8
Canada	229.2	180.5
U.K.	143.3	155.8
Other	1.4	30.1

Total	$982.0	$896.2

22.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS No. 157 for fiscal years and interim periods beginning March 1, 2008. The adoption of SFAS No. 157 on March 1, 2008, did not have a material impact on the Company’s consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 and provided the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement plans and has elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by SFAS No. 158. Accordingly, on March 1, 2008, the Company recognized adjustments to its opening retained earnings, accumulated other comprehensive income, net of income tax effect, and pension and other post-retirement plan assets or liabilities. These adjustments did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. The Company is required to adopt SFAS No. 159 for fiscal years beginning March 1, 2008. The adoption of SFAS No. 159 on March 1, 2008, did not have a material impact on the Company’s consolidated financial statements.
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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is required to adopt SFAS No. 160 for fiscal years beginning March 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the financial impact of SFAS No. 160 on its consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS No. 161 for its interim period beginning December 1, 2008, with earlier application encouraged. The Company is currently assessing the financial impact of SFAS No. 161 on its consolidated financial statements.
23.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 29,
Fiscal 2008	2007	2007	2007	2008	Full Year
(in millions, except per share data)
Net sales	$901.2	$892.6	$1,094.8	$884.4	$3,773.0
Gross profit	$268.2	$309.7	$391.9	$311.7	$1,281.5
Net income (loss)(1)	$29.8	$72.1	$119.6	$(834.8)	$(613.3)
Earnings (loss) per common share(2):
Basic — Class A Common Stock	$0.13	$0.34	$0.56	$(3.91)	$(2.83)

Basic — Class B Convertible Common Stock	$0.12	$0.31	$0.51	$(3.55)	$(2.57)

Diluted — Class A Common Stock	$0.13	$0.33	$0.55	$(3.91)	$(2.83)

Diluted — Class B Convertible Common Stock	$0.12	$0.30	$0.50	$(3.55)	$(2.57)

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2007	2006	2006	2006	2007(3)	Full Year
(in millions, except per share data)
Net sales	$1,155.9	$1,417.5	$1,500.8	$1,142.2	$5,216.4
Gross profit	$318.6	$414.8	$445.2	$345.3	$1,523.9
Net income(4)	$85.5	$68.4	$107.8	$70.2	$331.9
Earnings per common share(2):
Basic — Class A Common Stock	$0.38	$0.30	$0.47	$0.30	$1.44

Basic — Class B Convertible Common Stock	$0.34	$0.27	$0.42	$0.27	$1.31

Diluted — Class A Common Stock	$0.36	$0.28	$0.45	$0.29	$1.38

Diluted — Class B Convertible Common Stock	$0.33	$0.26	$0.41	$0.27	$1.27

(1)	In Fiscal 2008, the Company recorded certain unusual items consisting of inventory write-offs and accelerated depreciation associated primarily with the Fiscal 2008 Plan and Fiscal 2007 Wine Plan, other costs associated primarily with the Fiscal 2007 Wine Plan, loss on the sale of the Company’s Almaden and Inglenook wine brands and certain other assets, loss on the contribution of the U.K. wholesale business, loss on write-off of certain property, plant and equipment, gain on a prior asset sale, impairment losses of goodwill and intangible assets primarily associated with the Company’s Australian and U.K. businesses, impairment loss of the Company’s investment in Ruffino, acquisition-related integration costs and restructuring and related charges associated primarily with the Fiscal 2008 Plan and the Vincor Plan, valuation allowance against net operating loss carryforwards in Australia, and a tax benefit on prior period adjustment related to stock option exercises. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2008:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 29,
Fiscal 2008	2007	2007	2007	2008	Full Year
(in millions, net of income tax effect)
Inventory write-downs	$—	$0.1	$—	$6.1	$6.2
Accelerated depreciation	$1.4	$1.3	$1.7	$4.1	$8.5
Other selling, general and administrative costs	$0.4	$0.6	$—	$0.6	$1.6
Loss on sale of Almaden and Inglenook wine brands	$—	$—	$—	$27.6	$27.6
Loss on contribution of U.K. wholesale business	$13.3	$0.5	$—	$—	$13.8
Property, plant and equipment write-off	$—	$—	$—	$3.7	$3.7
Gain on prior asset sale	$—	$—	$(4.8)	$—	$(4.8)
Impairment of goodwill and intangible assets	$—	$—	$—	$801.3	$801.3
Impairment of equity method investment	$—	$—	$—	$15.1	$15.1
Acquisition-related integration costs	$1.3	$1.0	$1.1	$4.1	$7.5
Restructuring and related charges	$0.3	$0.3	$—	$3.6	$4.2
Valuation allowance	$—	$—	$—	$51.7	$51.7
Tax benefit on prior period adjustment related to stock option exercises	$—	$—	$—	$(10.0)	$(10.0)

(2)	The sum of the quarterly earnings per common share in Fiscal 2008 and Fiscal 2007 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)	The Company’s net income for the three months ended February 28, 2007, included an immaterial adjustment to the Company’s tax provision of $5.5 million additional tax expense related to prior periods.

(4)	In Fiscal 2007, the Company recorded certain unusual items consisting of accelerated depreciation and other costs associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan, loss on the sale of the branded bottled water business, financing costs related primarily to the Company’s new senior credit facility entered into in connection with the Vincor Acquisition; foreign currency losses on foreign denominated intercompany loan balances and gain on change in fair value of derivative instruments associated with the Vincor Acquisition, and acquisition-related integration costs and restructuring and related charges associated primarily with the Fiscal 2007 Wine Plan, Vincor Plan and Fiscal 2006 Plan. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2007:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2007	2006	2006	2006	2007	Full Year
(in millions, net of income tax effect)
Accelerated depreciation	$0.7	$0.9	$1.4	$1.6	$4.6
Other selling, general and administrative costs	$1.0	$1.0	$9.5	$1.0	$12.5
Loss on sale of branded bottled water business	$17.3	$0.1	$(0.6)	$—	$16.8
Write-off of financing fees	$—	$7.4	$—	$0.1	$7.5
Fx-related (gains) losses on Vincor transaction	$(33.6)	$1.7	$—	$—	$(31.9)
Acquisition-related integration costs	$0.4	$4.7	$6.1	$3.9	$15.1
Restructuring and related charges	$1.5	$15.6	$1.7	$4.3	$23.1

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
Internal Control over Financial Reporting
(a)	See page 63 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 61 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended February 29, 2008 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 17, 2008, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
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
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 17, 2008, under those sections of the proxy statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the proxy statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 17, 2008, under that section of the proxy statement to be titled “Beneficial Ownership,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 29, 2008. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and UK Sharesave Scheme.
Equity Compensation Plan Information

	(a)		(c)
	Number of		Number of securities
	securities to be	(b)	remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	29,991,853	$19.16	33,323,375 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	29,991,853	$19.16	33,323,375

(1)	Includes 7,438,756 shares of Class A Common Stock under the Company’s Incentive Stock Option Plan. However, by the current terms of the Incentive Stock Option Plan, no additional grants of incentive stock options are permitted.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 17, 2008, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 17, 2008, under that section of the proxy statement to be titled “Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:
Report of Independent Registered Public Accounting Firm — KPMG LLP
Report of Independent Registered Public Accounting Firm — KPMG LLP
Management’s Annual Report on Internal Control Over Financial Reporting
Consolidated Balance Sheets — February 29, 2008, and February 28, 2007
Consolidated Statements of Operations for the years ended February 29, 2008, February 28, 2007, and February 28, 2006
Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 29, 2008, February 28, 2007, and February 28, 2006
Consolidated Statements of Cash Flows for the years ended February 29, 2008, February 28, 2007, and February 28, 2006
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

The following financial statements of the Company’s 50 percent owned joint venture, Crown Imports LLC, are included pursuant to Rule 3-09 of Regulation S-X:
Financial Statements as of December 31, 2007, and for the period from January 2, 2007 (date of inception) through December 31, 2007
3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 137 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008	CONSTELLATION BRANDS, INC.
	By:	/s/ Robert Sands
Robert Sands, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ Robert Ryder

Robert Sands, Director, President and Chief Executive Officer (principal executive officer) Dated: April 29, 2008	Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Dated: April 29, 2008

/s/ Richard Sands	/s/ Barry A. Fromberg

Richard Sands, Director and Chairman of the Board Dated: April 29, 2008	Barry A. Fromberg, Director Dated: April 29, 2008

/s/ Jeananne K. Hauswald	/s/ James A. Locke III

Jeananne K. Hauswald, Director Dated: April 29, 2008	James A. Locke III, Director Dated: April 29, 2008

/s/ Thomas C. McDermott	/s/ Peter M. Perez

Thomas C. McDermott, Director Dated: April 29, 2008	Peter M. Perez, Director Dated: April 29, 2008

/s/ Paul L. Smith	/s/ Peter H. Soderberg

Paul L. Smith, Director Dated: April 29, 2008	Peter H. Soderberg, Director Dated: April 29, 2008

/s/ Mark Zupan
Mark Zupan, Director Dated: April 29, 2008

INDEX TO EXHIBITS
Exhibit No.

2.1	Arrangement Agreement dated April 2, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 2, 2006 and incorporated herein by reference).

2.2	Amending Agreement, dated as of April 21, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006 and incorporated herein by reference).

2.3	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.5	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.6	Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.7	Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.6	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).#

4.7	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.8	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.9	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.10	Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.11	Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.12	Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.13	Supplemental Indenture No. 16, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.14	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.15	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

4.16	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.17	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.18	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.19	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.20	Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.21	Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.22	Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.23	Indenture, with respect to 8% Senior Notes due 2008, dated as of February 21, 2001, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement filed on Form S-4 (Registration No. 333-60720) and incorporated herein by reference).

4.24	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.7 to the Company’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-63480) and incorporated herein by reference).

4.25	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.26	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.27	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.28	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.29	Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.30	Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.31	Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.32	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.33	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.34	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.35	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.36	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.37	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.38	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.39	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.40	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.41	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.42	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.43	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.44	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.45	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.46	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed herewith).

10.1	Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2	Employment Agreement between Barton Incorporated and Alexander L. Berk dated as of September 1, 1990 as amended by Amendment No. 1 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated November 11, 1996 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and incorporated herein by reference).* #

10.3	Amendment No. 2 to Employment Agreement between Barton Incorporated and Alexander L. Berk dated October 20, 1998 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.4	Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of December 6, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.5	Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.8	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.9	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference).*

10.10	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.11	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.12	Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

10.13	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.14	Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.15	Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.16	Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.17	Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference).*

10.18	Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.19	2007 Fiscal Year Award Program for Executive Officers to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006 and incorporated herein by reference).* +

10.20	2008 Fiscal Year Award Program for Executive Officers to the Company’s Annual Management Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*+

10.21	Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.22	First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.23	Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.24	Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.25	2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.26	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.27	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

10.28	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

10.29	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.30	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

10.31	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

10.32	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.33	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

10.34	Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).* #

10.35	Letter Agreement dated October 24, 2006, between the Company and Thomas S. Summer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 24, 2006, filed October 25, 2006 and incorporated herein by reference).*

10.36	The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).*

10.37	Description of Compensation Arrangements for Certain Executive Officers (filed herewith).*

10.38	Letter Agreement between the Company and Thomas J. Mullin, dated February 18, 2000, addressing compensation (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and incorporated herein by reference).* #

10.39	Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.40	Letter Agreement dated February 21, 2008 between the Company and Jose Fernandez addressing compensation (filed herewith).*

10.41	Letter Agreement dated February 21, 2008 between the Company and Jon Moramarco addressing compensation (filed herewith).*

10.42	Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.43	Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.44	Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.45	Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.46	Confirmation, dated as of May 6, 2007, with respect to an Issuer Forward Repurchase Transaction between the Company and Citibank, N.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.47	Purchase Agreement, dated May 9, 2007, among the Company, certain subsidiaries, as Guarantors, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Initial Purchasers (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

10.48	Description of Compensation Arrangements for Non-Management Directors (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 19, 2008, filed February 21, 2008 and incorporated herein by reference).*

21.1	Subsidiaries of Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP as it relates to Crown Imports LLC (filed herewith).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

99.1	1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

99.2	Financial Statements of Crown Imports LLC as of December 31, 2007, and for the period from January 2, 2007 (date of inception) through December 31, 2007 (filed herewith).

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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