Form 10-Q
period 2008-05-31
CONSTELLATION BRANDS, INC.
filed 2008-07-10
CIK 16918

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2008, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	194,019,593
Class B Common Stock, par value $.01 per share	23,756,894
Class 1 Common Stock, par value $.01 per share	None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31,	February 29,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash investments	$25.2	$20.5
Accounts receivable, net	791.1	731.6
Inventories	2,270.7	2,179.5
Prepaid expenses and other	238.4	267.4

Total current assets	3,325.4	3,199.0
PROPERTY, PLANT AND EQUIPMENT, net	2,010.3	2,035.0
GOODWILL	3,127.8	3,123.9
INTANGIBLE ASSETS, net	1,171.5	1,190.0
OTHER ASSETS, net	521.3	504.9

Total assets	$10,156.3	$10,052.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$464.9	$379.5
Current maturities of long-term debt	252.9	229.3
Accounts payable	370.0	349.4
Accrued excise taxes	80.6	62.4
Other accrued expenses and liabilities	617.9	697.7

Total current liabilities	1,786.3	1,718.3

LONG-TERM DEBT, less current maturities	4,575.1	4,648.7

DEFERRED INCOME TAXES	540.8	535.8

OTHER LIABILITIES	374.0	384.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 315,000,000 shares; Issued, 222,446,204 shares at May 31, 2008, and 221,296,639 shares at February 29, 2008	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,771,314 shares at May 31, 2008, and 28,782,954 shares at February 29, 2008	0.3	0.3
Additional paid-in capital	1,369.9	1,344.0
Retained earnings	1,349.5	1,306.0
Accumulated other comprehensive income	778.5	736.0

	3,500.4	3,388.5

Less: Treasury stock -
Class A Common Stock, 28,582,681 shares at May 31, 2008, and 29,020,781 shares at February 29, 2008, at cost	(618.1)	(620.4)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2008, and February 29, 2008, at cost	(2.2)	(2.2)

	(620.3)	(622.6)

Total stockholders’ equity	2,880.1	2,765.9

Total liabilities and stockholders’ equity	$10,156.3	$10,052.8

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2008	2007

SALES	$1,212.0	$1,175.4
Less — Excise taxes	(280.2)	(274.2)

Net sales	931.8	901.2
COST OF PRODUCT SOLD	(602.8)	(633.0)

Gross profit	329.0	268.2
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(233.5)	(197.6)
ACQUISITION-RELATED INTEGRATION COSTS	(4.3)	(2.0)
RESTRUCTURING CHARGES	(0.5)	(0.4)

Operating income	90.7	68.2
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	72.1	75.8
INTEREST EXPENSE, net	(86.6)	(79.7)

Income before income taxes	76.2	64.3
PROVISION FOR INCOME TAXES	(31.6)	(34.5)

NET INCOME	$44.6	$29.8

SHARE DATA:
Earnings per common share:
Basic — Class A Common Stock	$0.21	$0.13

Basic — Class B Common Stock	$0.19	$0.12

Diluted — Class A Common Stock	$0.20	$0.13

Diluted — Class B Common Stock	$0.19	$0.12

Weighted average common shares outstanding:
Basic — Class A Common Stock	192.792	205.636
Basic — Class B Common Stock	23.769	23.824

Diluted — Class A Common Stock	219.186	233.439
Diluted — Class B Common Stock	23.769	23.824
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44.6	$29.8

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	41.2	36.1
Loss on businesses sold or held for sale	16.0	6.3
Stock-based compensation expense	10.8	9.4
Deferred tax provision	3.2	3.6
Amortization of intangible and other assets	3.0	2.6
Loss on disposal or impairment of long-lived assets, net	0.1	0.8
Equity in earnings of equity method investees, net of distributed earnings	(23.0)	(46.6)
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(53.1)	(38.9)
Inventories	(69.0)	(28.0)
Prepaid expenses and other current assets	6.8	(4.7)
Accounts payable	14.4	(23.1)
Accrued excise taxes	18.3	1.9
Other accrued expenses and liabilities	(58.7)	(17.6)
Other, net	12.7	(17.7)

Total adjustments	(77.3)	(115.9)

Net cash used in operating activities	(32.7)	(86.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22.2)	(17.7)
Purchases of businesses, net of cash acquired	(2.1)	(385.5)
Proceeds from sales of assets	0.8	1.8
Payment of accrued earn-out amount	—	(2.9)
Proceeds from formation of joint venture	—	185.6
Proceeds from sale of business	—	3.0
Other investing activities	7.8	—

Net cash used in investing activities	(15.7)	(215.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	85.8	89.9
Exercise of employee stock options	12.1	7.0
Excess tax benefits from share-based payment awards	4.7	5.0
Principal payments of long-term debt	(49.5)	(9.0)
Proceeds from issuance of long-term debt	—	716.1
Purchases of treasury stock	—	(500.0)
Payment of financing costs of long-term debt	—	(5.3)

Net cash provided by financing activities	53.1	303.7

Effect of exchange rate changes on cash and cash investments	—	(1.9)

NET INCREASE IN CASH AND CASH INVESTMENTS	4.7	—
CASH AND CASH INVESTMENTS, beginning of period	20.5	33.5

CASH AND CASH INVESTMENTS, end of period	$25.2	$33.5

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$19.2	$427.2
Liabilities assumed	(6.2)	(39.9)

Net assets acquired	13.0	387.3
Less — cash received from seller	(7.5)	—
Less — cash acquired	(2.6)	(1.6)
Less — amount due to seller	(0.7)	—
Less — direct acquisition costs accrued	(0.1)	(0.2)

Net cash paid for purchases of businesses	$2.1	$385.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008
1) MANAGEMENT’S REPRESENTATIONS:
     The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008. Results of operations for interim periods are not necessarily indicative of annual results.
2) RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:
     Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. In addition, the fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
3) ACQUISITIONS:
     Acquisition of BWE —
     On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), an indirect wholly-owned subsidiary of Fortune Brands, Inc., together with BWE’s subsidiaries: Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc. (the “BWE Acquisition”). As a result of the BWE Acquisition, the Company has acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California, as well as various super-premium and fine California wine brands including Clos du Bois and Wild Horse. The BWE Acquisition supports the Company’s strategy of strengthening its portfolio with fast-growing super-premium and above wines. The BWE Acquisition strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S. Subsequent to May 31, 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) (see Note 20).

     Total consideration paid in cash was $877.3 million. In addition, the Company expects to incur direct acquisition costs of approximately $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (as defined in Note 9). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the BWE business, including the factors described above.
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
     The following table summarizes the Company’s estimated fair values of the assets acquired and liabilities assumed in the BWE Acquisition at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at December 17, 2007, are as follows:

(in millions)
Current assets	$286.5
Property, plant and equipment	236.7
Goodwill	334.6
Trademarks	111.9
Other assets	10.2

Total assets acquired	979.9

Current liabilities	100.0
Long-term liabilities	1.2

Total liabilities assumed	101.2

Net assets acquired	$878.7

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
     In addition, during the three months ended May 31, 2008, the Company completed its acquisition of the remaining 50% ownership interest in a Canadian joint venture distribution business for a purchase price of $13.0 million.
     The following table sets forth the unaudited historical results of operations of the Company for the three months ended May 31, 2008, and the unaudited pro forma results of operations of the Company for the three months ended May 31, 2007. Unaudited pro forma results of operations of the Company for the three months ended May 31, 2007, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2007, as they are not significant. The unaudited pro forma results of operations for the three months ended May 31, 2007, give effect to the BWE Acquisition as if it occurred on March 1, 2007. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Three Months
	Ended May 31,
(in millions, except per share data)	2008	2007
Net sales	$931.8	$955.5
Income before income taxes	$76.2	$59.3
Net income	$44.6	$25.8

Earnings per common share — basic:
Class A Common Stock	$0.21	$0.11

Class B Convertible Common Stock	$0.19	$0.10

Earnings per common share — diluted:
Class A Common Stock	$0.20	$0.11

Class B Convertible Common Stock	$0.19	$0.10

Weighted average common shares outstanding — basic:
Class A Common Stock	192.792	205.636
Class B Convertible Common Stock	23.769	23.824
Weighted average common shares outstanding — diluted:
Class A Common Stock	219.186	233.439
Class B Convertible Common Stock	23.769	23.824
4) INVENTORIES:
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31,	February 29,
(in millions)	2008	2008
Raw materials and supplies	$102.4	$115.2
In-process inventories	1,415.9	1,392.0
Finished case goods	752.4	672.3

	$2,270.7	$2,179.5

5) FAIR VALUE MEASUREMENTS:
      In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, including goodwill and trademarks. On March 1, 2008, the Company adopted the provisions of SFAS No. 157 that were not deferred by FSP No. 157-2. The adoption of these provisions of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements. In accordance with FSP No. 157-2, the Company is required to adopt the remaining provisions of SFAS No. 157 on March 1, 2009. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 in connection with its nonfinancial assets and nonfinancial liabilities to have a material impact on the Company's consolidated financial statements.

     SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2008:

	Fair Value Measurements as of May 31, 2008
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measures
Assets:
Foreign currency contracts	$—	$92.3	$—	$92.3

Liabilities:
Foreign currency contracts	$—	$73.0	$—	$73.0
Interest rate swap contracts	—	39.3	—	39.3

Total	$—	$112.3	$—	$112.3

     The Company’s foreign currency contracts consist of foreign exchange forward and option contracts which are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, interest-rate yield curves and currency volatilities. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services.
6) GOODWILL:
     The changes in the carrying amount of goodwill for the three months ended May 31, 2008, are as follows:

				Consolidations
	Constellation	Constellation	Crown	and
(in millions)	Wines	Spirits	Imports	Eliminations	Consolidated
Balance, February 29, 2008	$2,614.1	$509.8	$13.0	$(13.0)	$3,123.9
Purchase accounting allocations	23.1	—	—	—	23.1
Foreign currency translation adjustments	(5.7)	(0.1)	—	—	(5.8)
Disposal of business	(13.4)	—	—	—	(13.4)

Balance, May 31, 2008	$2,618.1	$509.7	$13.0	$(13.0)	$3,127.8

     The Constellation Wines segment’s purchase accounting allocations totaling $23.1 million consist primarily of purchase accounting allocations associated with the BWE Acquisition of $14.5 million and purchase accounting allocations associated with the purchase of an immaterial business of $8.6 million. The Constellation Wines segment’s disposal of business consists of the impairment of goodwill on an asset group held for sale in connection with the June 2008 sale of the Pacific Northwest Business.
7) INTANGIBLE ASSETS:
     The major components of intangible assets are as follows:

	May 31, 2008		February 29, 2008
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(in millions)	Amount	Amount	Amount	Amount
Amortizable intangible assets:
Customer relationships	$67.2	$60.8	$67.3	$62.0
Other	13.0	6.4	12.7	6.5

Total	$80.2	67.2	$80.0	68.5

Nonamortizable intangible assets:
Trademarks		1,094.6		1,117.3
Other		9.7		4.2

Total		1,104.3		1,121.5

Total intangible assets		$1,171.5		$1,190.0

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.4 million and $1.1 million for the three months ended May 31, 2008, and May 31, 2007, respectively. Estimated amortization expense for the remaining nine months of fiscal 2009 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2009	$4.0
2010	$5.4
2011	$5.2
2012	$4.4
2013	$4.3
2014	$4.3
Thereafter	$39.6
8) INVESTMENT IN EQUITY METHOD INVESTEE:
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

     The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations. As of May 31, 2008, and February 29, 2008, the Company’s investment in Crown Imports was $171.5 million and $150.5 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $48.8 million and $28.0 million of cash distributions from Crown Imports for the three months ended May 31, 2008, and May 31, 2007, respectively, all of which represent distributions of equity in earnings.
     Barton provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the three months ended May 31, 2008, and May 31, 2007, were not material. In addition, as of May 31, 2008, and February 29, 2008, amounts receivable from Crown Imports were not material.
     Summary financial information for Crown Imports for the three months ended May 31, 2008, and May 31, 2007, is presented below. The amounts shown represent 100% of Crown Imports consolidated operating results.

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
(in millions)	May 31, 2008	May 31, 2007
Net sales	$672.5	$658.1

Gross profit	$204.4	$204.7

Net income	$139.4	$146.4

9) BORROWINGS:
     Senior credit facility —
     On June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”). The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement”. The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the June 5, 2006, acquisition of all of the issued and outstanding common shares of Vincor International Inc. (“Vincor”) (the “Vincor Acquisition”), and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.

     As of May 31, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining nine months of fiscal 2009 and for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2009	$165.0	$2.0	$167.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$885.0	$1,440.0	$2,325.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of May 31, 2008, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of May 31, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $885.0 million bearing an interest rate of 4.9%, tranche B term loans of $1,440.0 million bearing an interest rate of 4.9%, revolving loans of $283.5 million bearing an interest rate of 3.6%, outstanding letters of credit of $36.8 million, and $579.7 million in revolving loans available to be drawn.

     As of May 31, 2008, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the three months ended May 31, 2008, and May 31, 2007, the Company reclassified $2.4 million and $1.8 million, net of income tax effect, respectively, from AOCI (as defined in Note 14) to interest expense, net on the Company’s Consolidated Statements of Operations. This non-cash operating activity is included in the other, net line in the Company’s Consolidated Statements of Cash Flows.
     Subsidiary credit facilities —
     The Company has additional credit arrangements totaling $394.5 million as of May 31, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2008, and May 31, 2007, amounts outstanding under these arrangements were $236.4 million and $271.3 million, respectively.
10) INCOME TAXES:
     The Company’s effective tax rate for the three months ended May 31, 2008, and May 31, 2007, was 41.5% and 53.7%, respectively. The decrease in the Company’s effective tax rate for the three months ended May 31, 2008, is primarily due to the recognition for the three months ended May 31, 2007, of a nondeductible pretax loss of $6.1 million in connection with the Company’s April 2007 contribution of its U.K. wholesale business to the Matthew Clark joint venture and an additional U.S. tax provision of $7.2 million related to the future repatriation of unremitted earnings. The Company’s effective tax rate for the three months ended May 31, 2008, includes the tax effect of the write-off of nondeductible goodwill related to the sale of certain U.S. wine assets as well as the recognition of a valuation allowance against net operating losses in Australia for the three months ended May 31, 2008.
11) DEFINED BENEFIT PENSION PLANS:
     Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Three Months
	Ended May 31,
(in millions)	2008	2007
Service cost	$1.3	$1.4
Interest cost	7.1	6.2
Expected return on plan assets	(8.4)	(7.6)
Amortization of prior service cost	—	0.1
Recognized net actuarial loss	2.1	2.2
Recognized curtailment loss	0.5	—

Net periodic benefit cost	$2.6	$2.3

     Contributions of $3.0 million have been made by the Company to fund its defined benefit pension plans for the three months ended May 31, 2008. The Company presently anticipates contributing an additional $9.4 million to fund its defined benefit pension plans during the year ending February 28, 2009, resulting in total employer contributions of $12.4 million for the year ending February 28, 2009.

12) EARNINGS PER COMMON SHARE:
     The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Basic earnings per common share excludes the effect of common stock equivalents and is computed using the two-class computation method. Diluted earnings per common share for Class A Common Stock reflects the potential dilution that could result if securities to issue common stock were exercised or converted into common stock. Diluted earnings per common share for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock using the more dilutive if-converted method. Diluted earnings per common share for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
     The computation of basic and diluted earnings per common share is as follows:

	For the Three Months
	Ended May 31,
(in millions, except per share data)	2008	2007
Income available to common stockholders	$44.6	$29.8

Weighted average common shares outstanding — basic:
Class A Common Stock	192.792	205.636

Class B Convertible Common Stock	23.769	23.824

Weighted average common shares outstanding — diluted:
Class A Common Stock	192.792	205.636
Class B Convertible Common Stock	23.769	23.824
Stock options	2.625	3.979

Weighted average common shares outstanding — diluted	219.186	233.439

Earnings per common share — basic:
Class A Common Stock	$0.21	$0.13

Class B Convertible Common Stock	$0.19	$0.12

Earnings per common share — diluted:
Class A Common Stock	$0.20	$0.13

Class B Convertible Common Stock	$0.19	$0.12

     Stock options which could result in the issuance of 26.5 million and 10.1 million shares of Class A Common Stock at a weighted average price per share of $22.20 and $25.91 were outstanding during the three months ended May 31, 2008, and May 31, 2007, respectively, but were not included in the computation of the diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the period.
13) STOCK-BASED COMPENSATION:
     The Company recorded $10.8 million and $9.4 million of stock-based compensation cost in its Consolidated Statements of Operations for the three months ended May 31, 2008, and May 31, 2007, respectively. Of the $10.8 million, $3.0 million is related to the granting of 8.4 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors during the year ending February 28, 2009. The remainder is related primarily to the amortization of employee and nonemployee director stock options granted during the years ended February 29, 2008, and February 28, 2007.

14) COMPREHENSIVE INCOME:
     Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax	Tax (Expense)	Net of Tax
(in millions)	Amount	Benefit	Amount
For the Three Months Ended May 31, 2008
Net income			$44.6
Other comprehensive income (loss):
Foreign currency translation adjustments	$16.1	$(0.3)	15.8
Unrealized gain on cash flow hedges:
Net derivative gains	30.6	(10.6)	20.0
Reclassification adjustments	3.8	(0.5)	3.3

Net gain recognized in other comprehensive income	34.4	(11.1)	23.3
Pension/postretirement adjustments	3.3	(0.9)	2.4

Other comprehensive income (loss)	$53.8	$(12.3)	41.5

Total comprehensive income (loss)			$86.1

For the Three Months Ended May 31, 2007
Net income			$29.8
Other comprehensive income (loss):
Foreign currency translation adjustments	$155.4	$1.2	156.6
Unrealized gain (loss) on cash flow hedges:
Net derivative gains	5.5	(0.3)	5.2
Reclassification adjustments	(1.9)	0.6	(1.3)

Net gain recognized in other comprehensive income	3.6	0.3	3.9
Pension/postretirement adjustments	(2.0)	0.6	(1.4)

Other comprehensive income (loss)	$157.0	$2.1	159.1

Total comprehensive income (loss)			$188.9

     Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	(Losses)	Pension/	Other
	Translation	Gains on	Postretirement	Comprehensive
(in millions)	Adjustments	Derivatives	Adjustments	Income
Balance, February 29, 2008	$859.0	$(13.4)	$(109.6)	$736.0
Adjustment to initially apply the measurement date provisions of SFAS No. 158, net of income tax effect (see Note 19)	—	—	1.0	1.0
Current period change	15.8	23.3	2.4	41.5

Balance, May 31, 2008	$874.8	$9.9	$(106.2)	$778.5

15) ACQUISITION-RELATED INTEGRATION COSTS:
     For the three months ended May 31, 2008, the Company recorded $4.3 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan (as defined in Note 16). The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other one-time costs such as external services and consulting fees. For the three months ended May 31, 2008, acquisition-related integration costs included $2.3 million of employee-related costs and $2.0 million of facilities and other one-time costs. For the three months ended May 31, 2007, the Company recorded $2.0 million of acquisition-related integration costs associated primarily with the Vincor Plan (as defined in Note 16).
16) RESTRUCTURING CHARGES:
     The Company has several restructuring plans primarily within its Constellation Wines segment as follows:
     Robert Mondavi Plan —
     The Company announced in January 2005 a plan to restructure and integrate the operations of The Robert Mondavi Corporation (“Robert Mondavi”) (the “Robert Mondavi Plan”). The objective of the Robert Mondavi Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of Robert Mondavi. The Robert Mondavi Plan includes the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts. The Company does not expect any additional costs associated with the Robert Mondavi Plan to be recognized in its Consolidated Statements of Operations. The Company expects related cash expenditures to be completed by February 29, 2012.
     Fiscal 2006 Plan —
     During fiscal 2006, the Company announced a plan to reorganize certain worldwide wine operations and a plan to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes. The Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth. The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and to eliminate redundant costs. The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets. The Company expects all costs associated with the Fiscal 2006 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2009, with related cash expenditures to be completed by February 28, 2009.

     Vincor Plan —
     In July 2006, the Company announced a plan to restructure and integrate the operations of Vincor (the “Vincor Plan”). The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the Vincor Acquisition, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities. The Vincor Plan includes the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts. The Company expects all costs associated with the Vincor Plan to be recognized in its Consolidated Statements of Operations by February 28, 2009, with related cash expenditures to be completed by February 29, 2012.
     Fiscal 2007 Wine Plan —
     In August 2006, the Company announced a plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment, and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also includes costs for employee terminations. The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. The Company expects all costs associated with the Fiscal 2007 Wine Plan to be recognized in its Consolidated Statements of Operations by February 28, 2011, with related cash expenditures to be completed by February 28, 2011.
     Fiscal 2008 Plan —
     During November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition (the “U.S. Initiative”). These initiatives will collectively be referred to as the “Fiscal 2008 Plan”. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2010, with related cash expenditures to be completed by February 28, 2010.

     Restructuring charges consisting of employee termination benefit costs, contract termination costs, and other associated costs are accounted for under either Statement of Financial Accounting Standards No. 112 (“SFAS No. 112”), “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” or Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” as appropriate. Employee termination benefit costs are accounted for under SFAS No. 112, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs such as costs to provide continuing health insurance, and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs are accounted for under SFAS No. 146. Per SFAS No. 146, contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Per SFAS No. 146, other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.
     Details of each plan are presented in the following table. “Other Plans” primarily includes the Robert Mondavi Plan.

		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006	Other
(in millions)	Plan	Plan	Plan	Plan	Plans	Total
Restructuring liability, February 29, 2008	$26.2	$3.2	$5.0	$1.0	$3.8	$39.2

BWE Acquisition	0.8	—	—	—	—	0.8
Vincor Acquisition	—	—	(0.2)	—	—	(0.2)
Other acquisition	—	—	—	—	0.9	0.9

Restructuring charges:
Employee termination benefit costs	0.2	—	—	—	—	0.2
Contract termination costs	—	—	—	0.1	(0.1)	—
Facility consolidation/relocation costs	0.3	—	—	—	—	0.3

Restructuring charges, May 31, 2008	0.5	—	—	0.1	(0.1)	0.5

Cash expenditures	(14.7)	—	(0.6)	(0.3)	(0.6)	(16.2)

Foreign currency translation adjustments	0.1	—	—	—	—	0.1

Restructuring liability, May 31, 2008	$12.9	$3.2	$4.2	$0.8	$4.0	$25.1

     In connection with the Company’s BWE Acquisition, Vincor Acquisition and Robert Mondavi acquisition, the Company accrued $21.0 million, $39.2 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of May 31, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $9.0 million, $3.6 million and $3.5 million, respectively. As of February 29, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $17.3 million, $3.8 million and $3.8 million, respectively.

     In addition, the following table presents other costs incurred in connection with the Fiscal 2008 Plan, Fiscal 2007 Wine Plan, the Vincor Plan, the Fiscal 2006 Plan and Other Plans:

		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006	Other
(in millions)	Plan	Plan	Plan	Plan	Plans	Total
For the Three Months Ended May 31, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$2.8	$1.2	$—	$—	$—	$4.0

Asset write-down/other costs (selling, general and administrative expenses)	$0.7	$0.8	$—	$—	$—	$1.5

Acquisition-related integration costs	$3.8	$—	$0.2	$—	$0.3	$4.3

For the Three Months Ended May 31, 2007
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$1.1	$0.1	$1.0	$—	$2.2

Asset write-down/other costs (selling, general and administrative expenses)	$—	$0.3	$—	$0.2	$—	$0.5

Acquisition-related integration costs	$—	$—	$1.8	$—	$0.2	$2.0

     A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006	Other
(in millions)	Plan	Plan	Plan	Plan	Plans
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$9.5	$3.0	$1.4	$26.6	$2.8
Contract termination costs	0.1	24.0	(3.0)	1.6	0.3
Facility consolidation/relocation costs	0.3	—	0.1	1.0	0.5

Total restructuring charges	9.9	27.0	(1.5)	29.2	3.6

Other costs:
Accelerated depreciation/inventory write-down	17.3	9.2	0.6	19.6	—
Asset write-down/other costs	1.1	15.3	—	3.7	—
Asset impairment	7.4	—	—	—	—
Acquisition-related integration costs	9.1	—	28.6	—	28.2

Total other costs	34.9	24.5	29.2	23.3	28.2

Total costs incurred to date	$44.8	$51.5	$27.7	$52.5	$31.8

		Fiscal
	Fiscal	2007		Fiscal
	2008	Wine	Vincor	2006	Other
(in millions)	Plan	Plan	Plan	Plan	Plans
Total expected costs
Restructuring charges:
Employee termination benefit costs	$9.6	$3.0	$1.4	$26.6	$2.8
Contract termination costs	6.1	24.4	(3.0)	8.4	0.3
Facility consolidation/relocation costs	4.8	—	0.1	1.2	0.5

Total restructuring charges	20.5	27.4	(1.5)	36.2	3.6

Other costs:
Accelerated depreciation/inventory write-down	17.5	12.7	0.6	19.6	—
Asset write-down/other costs	2.4	27.0	1.1	3.7	—
Asset impairment	7.4	—	—	—	—
Acquisition-related integration costs	15.2	—	29.5	—	28.6

Total other costs	42.5	39.7	31.2	23.3	28.6

Total expected costs	$63.0	$67.1	$29.7	$59.5	$32.2

17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
     The following information sets forth the condensed consolidating balance sheets as of May 31, 2008, and February 29, 2008, the condensed consolidating statements of operations for the three months ended May 31, 2008, and May 31, 2007, and the condensed consolidating statements of cash flows for the three months ended May 31, 2008, and May 31, 2007, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Balance Sheet at May 31, 2008
Current assets:
Cash and cash investments	$1.4	$1.6	$22.2	$—	$25.2
Accounts receivable, net	266.2	87.0	437.9	—	791.1
Inventories	38.6	1,138.0	1,100.7	(6.6)	2,270.7
Prepaid expenses and other	5.8	375.2	31.1	(173.7)	238.4
Intercompany receivable (payable)	1,377.0	(1,328.2)	(48.8)	—	—

Total current assets	1,689.0	273.6	1,543.1	(180.3)	3,325.4
Property, plant and equipment, net	46.4	985.5	978.4	—	2,010.3
Investments in subsidiaries	6,442.8	76.1	153.0	(6,671.9)	—
Goodwill	—	2,157.8	970.0	—	3,127.8
Intangible assets, net	—	729.1	442.4	—	1,171.5
Other assets, net	60.2	281.2	207.0	(27.1)	521.3

Total assets	$8,238.4	$4,503.3	$4,293.9	$(6,879.3)	$10,156.3

Current liabilities:
Notes payable to banks	$283.5	$—	$181.4	$—	$464.9
Current maturities of long-term debt	231.2	7.4	14.3	—	252.9
Accounts payable	5.9	85.0	279.1	—	370.0
Accrued excise taxes	10.1	21.0	49.5	—	80.6
Other accrued expenses and liabilities	126.3	384.5	283.3	(176.2)	617.9

Total current liabilities	657.0	497.9	807.6	(176.2)	1,786.3
Long-term debt, less current maturities	4,547.4	9.6	18.1	—	4,575.1
Deferred income taxes	—	462.7	105.2	(27.1)	540.8
Other liabilities	153.9	84.9	135.2	—	374.0
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Class A and Class B Convertible
Common Stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,369.9	1,280.3	1,224.2	(2,504.5)	1,369.9
Retained earnings	1,349.5	1,906.0	(483.7)	(1,422.3)	1,349.5
Accumulated other comprehensive income	778.5	(0.8)	872.1	(871.3)	778.5
Treasury stock	(620.3)	—	—	—	(620.3)

Total stockholders’ equity	2,880.1	3,448.2	3,227.8	(6,676.0)	2,880.1

Total liabilities and stockholders’ equity	$8,238.4	$4,503.3	$4,293.9	$(6,879.3)	$10,156.3

Condensed Consolidating Balance Sheet at February 29, 2008
Current assets:
Cash and cash investments	$0.3	$2.8	$17.4	$—	$20.5
Accounts receivable, net	268.1	95.7	367.8	—	731.6
Inventories	45.2	1,188.2	952.4	(6.3)	2,179.5
Prepaid expenses and other	6.0	272.5	39.2	(50.3)	267.4
Intercompany receivable (payable)	1,520.2	(1,493.3)	(26.9)	—	—

Total current assets	1,839.8	65.9	1,349.9	(56.6)	3,199.0
Property, plant and equipment, net	47.6	1,005.5	981.9	—	2,035.0
Investments in subsidiaries	6,306.7	80.3	153.0	(6,540.0)	—
Goodwill	—	2,156.8	967.1	—	3,123.9
Intangible assets, net	—	754.0	436.0	—	1,190.0
Other assets, net	59.9	274.0	205.0	(34.0)	504.9

Total assets	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Current liabilities:
Notes payable to banks	$308.0	$—	$71.5	$—	$379.5
Current maturities of long-term debt	215.2	9.0	5.1	—	229.3
Accounts payable	3.5	94.8	251.1	—	349.4
Accrued excise taxes	6.9	16.8	38.7	—	62.4
Other accrued expenses and liabilities	197.7	274.8	277.4	(52.2)	697.7

Total current liabilities	731.3	395.4	643.8	(52.2)	1,718.3
Long-term debt, less current maturities	4,610.1	10.6	28.0	—	4,648.7
Deferred income taxes	—	463.9	105.8	(33.9)	535.8
Other liabilities	146.7	96.7	140.7	—	384.1
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Class A and Class B Convertible
Common Stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,344.0	1,280.3	1,224.2	(2,504.5)	1,344.0
Retained earnings	1,306.0	1,842.5	(509.8)	(1,332.7)	1,306.0
Accumulated other comprehensive income	736.0	(15.6)	845.0	(829.4)	736.0
Treasury stock	(622.6)	—	—	—	(622.6)

Total stockholders’ equity	2,765.9	3,369.9	3,174.6	(6,544.5)	2,765.9

Total liabilities and stockholders’ equity	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

Condensed Consolidating Statement of Operations for the Three Months Ended May 31, 2008
Sales	$137.4	$608.5	$571.1	$(105.0)	$1,212.0
Less — excise taxes	(19.6)	(108.8)	(151.8)	—	(280.2)

Net sales	117.8	499.7	419.3	(105.0)	931.8
Cost of product sold	(64.4)	(317.0)	(300.6)	79.2	(602.8)

Gross profit	53.4	182.7	118.7	(25.8)	329.0
Selling, general and administrative expenses	(61.8)	(113.3)	(84.4)	26.0	(233.5)
Acquisition-related integration costs	—	(3.8)	(0.5)	—	(4.3)
Restructuring charges	—	(0.3)	(0.2)	—	(0.5)

Operating (loss) income	(8.4)	65.3	33.6	0.2	90.7
Equity in earnings of equity method investees and subsidiaries	94.5	65.9	2.0	(90.3)	72.1
Interest expense, net	(58.6)	(22.7)	(5.3)	—	(86.6)

Income before income taxes	27.5	108.5	30.3	(90.1)	76.2
Benefit from (provision for) income taxes	17.1	(45.5)	(3.0)	(0.2)	(31.6)

Net income	$44.6	$63.0	$27.3	$(90.3)	$44.6

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Three Months Ended May 31, 2007
Sales	$202.5	$492.8	$663.2	$(183.1)	$1,175.4
Less — excise taxes	(28.9)	(92.4)	(152.9)	—	(274.2)

Net sales	173.6	400.4	510.3	(183.1)	901.2
Cost of product sold	(136.3)	(274.5)	(389.1)	166.9	(633.0)

Gross profit	37.3	125.9	121.2	(16.2)	268.2
Selling, general and administrative expenses	(58.0)	(71.6)	(84.3)	16.3	(197.6)
Acquisition-related integration costs	(0.1)	(0.7)	(1.2)	—	(2.0)
Restructuring charges	—	(0.3)	(0.1)	—	(0.4)

Operating (loss) income	(20.8)	53.3	35.6	0.1	68.2
Equity in earnings of equity method investees and subsidiaries	106.5	72.8	2.5	(106.0)	75.8
Interest expense, net	(55.6)	(19.1)	(5.0)	—	(79.7)

Income before income taxes	30.1	107.0	33.1	(105.9)	64.3
(Provision for) benefit from income taxes	(0.3)	(41.8)	7.9	(0.3)	(34.5)

Net income	$29.8	$65.2	$41.0	$(106.2)	$29.8

Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2008
Net cash (used in) provided by operating activities	$(99.0)	$163.6	$(97.3)	$—	$(32.7)

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.7)	(8.5)	(13.0)	—	(22.2)
Purchase of business, net of cash acquired	—	7.5	(9.6)	—	(2.1)
Proceeds from sales of assets	—	0.2	0.6	—	0.8
Payment of accrued earn-out amount	—	—	—	—	—
Proceeds from formation of joint venture	—	—	—	—	—
Proceeds from sales of businesses	—	—	—	—	—
Other investing activities	—	7.8	—	—	7.8

Net cash (used in) provided by investing activities	(0.7)	7.0	(22.0)	—	(15.7)

Cash flows from financing activities:
Intercompany financings, net	154.3	(169.2)	14.9	—	—
Net (repayment of) proceeds from notes payable	(24.5)	—	110.3	—	85.8
Exercise of employee stock options	12.1	—	—	—	12.1
Excess tax benefits from share-based payment awards	4.7	—	—	—	4.7
Principal payments of long-term debt	(45.8)	(2.6)	(1.1)	—	(49.5)
Proceeds from issuance of long-term debt	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—
Payment of financing costs of long-term debt	—	—	—	—	—

Net cash provided by (used in) financing activities	100.8	(171.8)	124.1	—	53.1

Effect of exchange rate changes on cash and cash investments	—	—	—	—	—

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated

Net increase (decrease) in cash and cash investments	1.1	(1.2)	4.8	—	4.7
Cash and cash investments, beginning of period	0.3	2.8	17.4	—	20.5

Cash and cash investments, end of period	$1.4	$1.6	$22.2	$—	$25.2

Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2007
Net cash (used in) provided by operating activities	$(24.8)	$23.3	$(84.6)	$—	$(86.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.7)	(3.7)	(13.3)	—	(17.7)
Purchase of business, net of cash acquired	(1.2)	(383.8)	(0.5)	—	(385.5)
Proceeds from sales of assets	—	0.8	1.0	—	1.8
Payment of accrued earn-out amount	—	(2.9)	—	—	(2.9)
Proceeds from formation of joint venture	—	—	185.6	—	185.6
Proceeds from sales of businesses	(4.0)	7.8	(0.8)	—	3.0
Other investing activities	—	—	—	—	—

Net cash (used in) provided by investing activities	(5.9)	(381.8)	172.0	—	(215.7)

Cash flows from financing activities:
Intercompany financings, net	(192.4)	363.5	(171.1)	—	—
Net proceeds from notes payable	15.5	—	74.4	—	89.9
Exercise of employee stock options	7.0	—	—	—	7.0
Excess tax benefits from share-based payment awards	5.0	—	—	—	5.0
Principal payments of long-term debt	(0.5)	(3.3)	(5.2)	—	(9.0)
Proceeds from issuance of long-term debt	700.0	—	16.1	—	716.1
Purchases of treasury stock	(500.0)	—	—	—	(500.0)
Payment of financing costs of long-term debt	(5.3)	—	—	—	(5.3)

Net cash provided by (used in) financing activities	29.3	360.2	(85.8)	—	303.7

Effect of exchange rate changes on cash and cash investments	—	—	(1.9)	—	(1.9)

Net (decrease) increase in cash and cash investments	(1.4)	1.7	(0.3)	—	—
Cash and cash investments, beginning of period	2.4	1.1	30.0	—	33.5

Cash and cash investments, end of period	$1.0	$2.8	$29.7	$—	$33.5

18) BUSINESS SEGMENT INFORMATION:
     The Company’s internal management financial reporting consists of three business divisions: Constellation Wines, Constellation Spirits and Crown Imports. Consequently, the Company reports its operating results in four segments: Constellation Wines (branded wine, and wholesale and other), Constellation Spirits (distilled spirits), Corporate Operations and Other and Crown Imports (imported beer). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments.
     The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.
     In addition, the Company excludes acquisition-related integration costs, restructuring charges and unusual items that affect comparability from its definition of operating income for segment purposes as these items are not reflective of normal continuing operations of the segments. The Company excludes these items as segment operating performance and segment management compensation is evaluated based upon a normalized segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.
     For the three months ended May 31, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist primarily of a loss of $23.4 million, primarily on asset impairments related to an asset group held for sale, in connection with the June 2008 sale of the Pacific Northwest Business; the flow through of inventory step-up of $6.3 million associated primarily with the BWE Acquisition; and acquisition-related integration costs, accelerated depreciation, other costs and restructuring charges of $4.3 million, $4.0 million, $1.9 million, and $0.5 million, respectively, associated primarily with the Fiscal 2008 Plan and the Fiscal 2007 Wine Plan. For the three months ended May 31, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist primarily of the loss of $6.1 million on the contribution of the U.K. wholesale business; the flow through of inventory step-up of $2.9 million associated primarily with the Company’s acquisition of Vincor; accelerated depreciation of $2.1 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; acquisition-related integration costs of $2.0 million associated primarily with the Vincor Plan; and other costs and restructuring charges of $0.5 million and $0.4 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. For the three months ended May 31, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist of the flow through of inventory step-up of $0.2 million associated with the Opus One investment.
     The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and include the recently adopted accounting pronouncements described in Note 2 herein. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

     Segment information is as follows:

	For the Three Months
	Ended May 31,
(in millions)	2008	2007
Constellation Wines:
Net sales:
Branded wine	$765.7	$619.9
Wholesale and other	60.5	184.4

Net sales	$826.2	$804.3
Segment operating income	$144.5	$86.2
Equity in earnings of equity method investees	$2.4	$2.6
Long-lived tangible assets	$1,867.1	$1,603.6
Investment in equity method investees	$245.3	$237.1
Total assets	$8,723.7	$8,420.9
Capital expenditures	$19.5	$14.9
Depreciation and amortization	$37.8	$33.2

Constellation Spirits:
Net sales	$105.6	$96.9
Segment operating income	$10.8	$15.8
Long-lived tangible assets	$102.6	$101.1
Total assets	$1,116.9	$1,100.4
Capital expenditures	$2.3	$2.5
Depreciation and amortization	$3.4	$3.2

Corporate Operations and Other:
Net sales	$—	$—
Segment operating loss	$(24.0)	$(19.7)
Long-lived tangible assets	$40.6	$39.5
Total assets	$144.2	$96.1
Capital expenditures	$0.4	$0.3
Depreciation and amortization	$3.0	$2.3

Crown Imports:
Net sales	$672.5	$658.1
Segment operating income	$138.6	$146.3
Long-lived tangible assets	$4.3	$2.2
Total assets	$431.0	$477.1
Capital expenditures	$—	$1.1
Depreciation and amortization	$0.3	$0.1

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs:
Operating loss	$(40.6)	$(14.1)
Equity in losses of equity method investees	$—	$(0.2)

	For the Three Months
	Ended May 31,
(in millions)	2008	2007
Consolidation and Eliminations:
Net sales	$(672.5)	$(658.1)
Operating income	$(138.6)	$(146.3)
Equity in earnings of Crown Imports	$69.7	$73.4
Long-lived tangible assets	$(4.3)	$(2.2)
Investment in equity method investees	$171.5	$208.8
Total assets	$(259.5)	$(268.3)
Capital expenditures	$—	$(1.1)
Depreciation and amortization	$(0.3)	$(0.1)

Consolidated:
Net sales	$931.8	$901.2
Operating income	$90.7	$68.2
Equity in earnings of equity method investees	$72.1	$75.8
Long-lived tangible assets	$2,010.3	$1,744.2
Investment in equity method investees	$416.8	$445.9
Total assets	$10,156.3	$9,826.2
Capital expenditures	$22.2	$17.7
Depreciation and amortization	$44.2	$38.7
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
20) SUBSEQUENT EVENT:
     In June 2008, the Company sold the Pacific Northwest Business for cash proceeds of $208.8 million. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. In connection with the classification of this business as an asset group held for sale as of May 31, 2008, the Company’s Constellation Wines segment recorded a loss of $23.4 million for the three months ended May 31, 2008, which includes asset impairments of $16.0 million and losses on contractual obligations of $7.4 million. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     The Company is a leading international producer and marketer of beverage alcohol brands with a broad portfolio across the wine, spirits and imported beer categories. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”). This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” As a result of their joint venture transactions, the Company and Modelo, through their affiliates, each have equal interests in Crown Imports and have appointed an equal number of directors to the Board of Directors of Crown Imports. Crown Imports commenced operations on January 2, 2007. The Company has the largest wine business in the world and is the largest multi-category (wine, spirits and imported beer) supplier of beverage alcohol in the U.S.; a leading producer and exporter of wine from Australia and New Zealand; the largest producer and marketer of wine in Canada; and both a major supplier of beverage alcohol and, through its investment in Matthew Clark (see “Equity Method Investment in Fiscal 2008” below), a major independent drinks wholesaler in the United Kingdom (“U.K.”).

     The Company’s internal management financial reporting consists of three business divisions: Constellation Wines, Constellation Spirits and Crown Imports. Consequently, the Company reports its operating results in four segments: Constellation Wines (branded wine, and wholesale and other), Constellation Spirits (distilled spirits), Corporate Operations and Other and Crown Imports (imported beer). Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global strategic sourcing. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other operating segments. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.
     In addition, the Company excludes acquisition-related integration costs, restructuring charges and unusual items that affect comparability from its definition of operating income for segment purposes as these items are not reflective of normal continuing operations of the segments. The Company excludes these items as segment operating performance and segment management compensation is evaluated based upon a normalized segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.
     The Company’s business strategy is to remain focused across the beverage alcohol category by offering a broad range of products in the wine, spirits and imported beer categories. The Company intends to continue to invest in fast growing premium product categories and geographic markets and expects to capitalize on its size and scale in the marketplace to profitably grow the business. The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve earnings per share growth and improve return on invested capital.
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
     Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The past surplus of Australian wine made very low cost bulk wine available to these U.K. retailers which allowed certain of these large retailers to create and build private label brands in the Australian wine category. However, the Australian bulk wine supply is now declining. In January 2008, the Company implemented a price increase in the U.K. to cover certain cost increases. In March 2008, the U.K. announced a significant increase in duty as well as the expectation for future annual increases to approximate two percentage points above the rate of inflation. The Company immediately implemented an additional price increase in an effort to offset the impact of this March 2008 duty increase. In addition, the Company also implemented a price increase in Australia during the first quarter of calendar 2008 to improve profitability.
     The calendar years 2004, 2005 and 2006 were years of record Australian grape harvests that contributed to a surplus of Australian bulk wine. However, the calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. In addition, the calendar 2008 Australian grape harvest, although higher than the calendar 2007 Australian grape harvest, is expected to be lower than the average Australian grape harvests for the calendar years 2004 through 2006. Furthermore, as a result of drought conditions in calendar 2007 and 2008, many growers paid for additional water supply during the growing season leading up to the 2008 harvest, which has contributed to an increase in pricing for Australian grapes. As a result of these factors, it is unlikely that the Company will see an abundance of lower priced bulk wine availability and the Company expects the supply of wine to continue to move toward balance with demand; however, the highly competitive conditions in the U.K. and Australian markets are expected to persist. In the U.S., while the calendar 2007 U.S. grape harvest yielded lower levels than the calendar 2006 U.S. grape harvest, the Company expects that the overall supply of wine should remain generally in balance with demand.
     For the three months ended May 31, 2008 (“First Quarter 2009”), the Company’s net sales increased 3% over the three months ended May 31, 2007 (“First Quarter 2008”), primarily due to the Company’s Constellation Wines segment’s Fiscal 2008 (as defined below) initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed below, combined with net sales of branded wine acquired in the BWE Acquisition (see “Acquisitions in Fiscal 2008” below), partially offset by a decrease in net sales due to the Matthew Clark investment (see “Equity Method Investment in Fiscal 2008” below). Operating income increased 33% over the comparable prior year period resulting primarily from the increased Constellation Wines segment’s net sales discussed above in connection with the Fiscal 2008 distributor wine inventory reduction initiative without a corresponding increase in promotional, advertising, and selling, general and administrative spend within the Constellation Wines segment, and the incremental benefit from the BWE Acquisition. Net income increased 50% over the comparable prior year period primarily due to the factors discussed above combined with a decrease in the provision for income taxes, partially offset by increased interest expense and a decrease in equity in earnings of equity method investees due primarily to Crown Imports.

     The Company’s Constellation Wines segment implemented a program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008, in response to the consolidation of distributors over the past few years and supply chain technology improvements. As distributors are looking to operate with lower levels of inventory while maintaining appropriate service levels to retailers, the Company has worked closely with its distributors on supply-chain efficiencies, ultimately making the Company’s brands more competitive in the marketplace. The Company substantially completed its reduction of distributor wine inventory levels during the second quarter of fiscal 2008. This initiative had a significant impact on the Company’s fiscal year ended February 29, 2008 (“Fiscal 2008”) financial performance, including a reduction of net sales of approximately $110 million and a reduction in diluted earnings per share of approximately $0.15 per share.
     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for First Quarter 2009 compared to First Quarter 2008 and (ii) financial liquidity and capital resources for First Quarter 2009. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the fiscal year ending February 28, 2009 (“Fiscal 2009”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for Fiscal 2008. References to base branded wine net sales, base branded wine gross profit and base branded wine business exclude the impact of (i) branded wine acquired in the BWE Acquisition and (ii) branded wine disposed of in the Almaden and Inglenook divestiture (as described below), as appropriate.
Acquisitions in Fiscal 2008
     Acquisition of BWE
     On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), an indirect wholly-owned subsidiary of Fortune Brands, Inc., together with BWE’s subsidiaries: Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc. (the “BWE Acquisition”). As a result of the BWE Acquisition, the Company acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California, as well as various super-premium and fine California wine brands including Clos du Bois and Wild Horse. Subsequent to May 31, 2008, the Company sold certain assets acquired in the BWE Acquisition (see “Divestitures in Fiscal 2009 and Fiscal 2008” below).
     The BWE Acquisition supports the Company’s strategy of strengthening its portfolio with fast-growing super-premium and above wines. The BWE Acquisition strengthens the Company’s position as the largest wine company in the world and the largest premium wine company in the U.S.
     Total consideration paid in cash was $877.3 million. In addition, the Company expects to incur direct acquisition costs of approximately $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (each as defined below). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price allocation is currently in process.

     The results of operations of the BWE business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition. The BWE Acquisition has and will continue to have a material impact on the Company’s results of operations, financial position and cash flows. In particular, the Company expects its results of operations to be significantly impacted by, among other things, the flow through of anticipated inventory step-up, restructuring, integration and other costs, and interest expense associated with borrowings to finance the purchase price. The restructuring, integration and other costs relate to the Company’s January 2008 announcement of its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations of BWE (the “U.S. Initiative”).
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
Equity Method Investment in Fiscal 2008
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

Divestitures in Fiscal 2009 and Fiscal 2008
     In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $208.8 million. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and excess production capacity. In connection with the classification of this business as an asset group held for sale as of May 31, 2008, the Company’s Constellation Wines segment recorded a loss of $23.4 million for First Quarter 2009, which includes asset impairments of $16.0 million and losses on contractual obligations of $7.4 million. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
     In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin popular-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.7 million. The Company recorded a loss of $27.8 million on this sale in the fourth quarter of fiscal 2008.
Results of Operations
First Quarter 2009 Compared to First Quarter 2008
     Net Sales
     The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for First Quarter 2009 and First Quarter 2008.

	First Quarter 2009 Compared to First Quarter 2008
	Net Sales
			% Increase /
	2009	2008	(Decrease)
Constellation Wines:
Branded wine	$765.7	$619.9	24%
Wholesale and other	60.5	184.4	(67)%

Constellation Wines net sales	826.2	804.3	3%
Constellation Spirits net sales	105.6	96.9	9%
Crown Imports net sales	672.5	658.1	2%
Consolidations and eliminations	(672.5)	(658.1)	2%

Consolidated Net Sales	$931.8	$901.2	3%

     Net sales for First Quarter 2009 increased to $931.8 million from $901.2 million for First Quarter 2008, an increase of $30.6 million, or 3%. This increase resulted primarily from the Company’s Fiscal 2008 initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed above, combined with net sales of branded wine acquired in the BWE Acquisition of $47.5 million, partially offset by a decrease in net sales of $117.1 million due to the Matthew Clark investment, which is accounted for under the equity method of accounting.

     Constellation Wines
     Net sales for Constellation Wines increased to $826.2 million for First Quarter 2009 from $804.3 million in First Quarter 2008, an increase of $21.9 million, or 3%. Branded wine net sales increased $145.8 million primarily due to the distributor wine inventory reduction initiative discussed above, net sales of branded wine acquired in the BWE Acquisition of $47.5 million and a favorable foreign currency impact of $21.7 million, partially offset by a $24.1 million decrease in net sales associated with the divestiture of the Almaden and Inglenook wine brands discussed above. Wholesale and other net sales decreased $123.9 million primarily due to the accounting for the Matthew Clark investment under the equity method of accounting.
     Constellation Spirits
     Net sales for Constellation Spirits increased to $105.6 million for First Quarter 2009 from $96.9 million for First Quarter 2008, an increase of $8.7 million, or 9%. This increase resulted primarily from volume growth within the Company’s branded spirits portfolio which was driven primarily by Svedka.
     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
     Gross Profit
     The Company’s gross profit increased to $329.0 million for First Quarter 2009 from $268.2 million for First Quarter 2008, an increase of $60.8 million, or 23%. The Constellation Wines segment’s gross profit increased $64.4 million primarily due to higher U.S. base branded wine gross profit resulting primarily from the Company’s Fiscal 2008 distributor wine inventory reduction initiative and increased gross profit of $22.8 million due to the BWE Acquisition. The Constellation Spirits segment’s gross profit increased slightly as increased gross profit from the increase in branded spirits net sales was partially offset by increasing raw material costs for spirits. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $5.3 million in First Quarter 2009 versus First Quarter 2008. This increase resulted primarily from (i) increased flow through of inventory step-up of $3.4 million associated primarily with the BWE Acquisition, and (ii) increased accelerated depreciation of $1.9 million associated with the Fiscal 2008 Plan (as defined in “Acquisition-Related Integration Costs” below). Gross profit as a percent of net sales increased to 35.3% for First Quarter 2009 from 29.8% for First Quarter 2008 primarily due to higher margins in the U.S. base branded wine business resulting from the prior year’s distributor wine inventory reduction initiative combined with the benefit of reporting the lower margin U.K. wholesale business under the equity method of accounting for First Quarter 2009 and sales of higher-margin wine brands acquired in the BWE Acquisition.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $233.5 million for First Quarter 2009 from $197.6 million for First Quarter 2008, an increase of $35.9 million, or 18%. This increase is due to increases of $6.1 million in the Constellation Wines segment, $6.7 million in the Constellation Spirits segment, $4.3 million in the Corporate Operations and Other segment, and an increase in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $18.8 million. The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased general and administrative expenses resulting primarily from losses on foreign currency transactions. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to an increase in advertising and marketing spend behind the branded spirits portfolio. The Corporate Operations and Other segment’s selling, general and administrative expenses were up primarily due to higher consulting service fees associated with the Company’s review of its Australian business and other process improvement opportunities, as well as additional costs to support the growth of the Company. The increase in unusual costs was primarily due to the recognition in First Quarter 2009 of the $23.4 million loss discussed previously in connection with the June 2008 sale of the Pacific Northwest Business.
     Selling, general and administrative expenses as a percent of net sales increased to 25.1% for First Quarter 2009 as compared to 21.9% for First Quarter 2008 primarily due to the higher unusual costs, the impact of reporting the lower margin U.K. wholesale business under the equity method of accounting for First Quarter 2009, and increases in the Corporate segment’s general and administrative expenses without corresponding increases in the Company’s net sales, partially offset by a margin benefit in First Quarter 2009 resulting primarily from the increase in U.S. base branded wine net sales associated with the Fiscal 2008 distributor wine inventory reduction initiative without a corresponding increase in selling, general and administrative expenses.
     Acquisition-Related Integration Costs
     Acquisition-related integration costs increased to $4.3 million for First Quarter 2009 from $2.0 million for First Quarter 2008. Acquisition-related integration costs for First Quarter 2009 consisted of costs recorded primarily in connection with the Company’s plan to streamline certain of its international operations and costs associated with the consolidation of certain spirits production processes in the U.S., collectively with the U.S. Initiative, the “Fiscal 2008 Plan.” These costs included $2.3 million of employee-related costs and $2.0 million of facilities and other one-time costs. Acquisition-related integration costs for First Quarter 2008 consisted of costs recorded primarily in connection with the Company’s plan to restructure and integrate the operations of Vincor International Inc. (“Vincor”) (the “Vincor Plan”).
     For Fiscal 2009, the Company expects to incur total acquisition-related integration costs of $11.6 million primarily in connection with the Fiscal 2008 Plan.

     Restructuring Charges
     The Company recorded $0.5 million of restructuring charges for First Quarter 2009 associated primarily with the Company’s Fiscal 2008 Plan. Restructuring charges included $0.2 million of employee termination costs and $0.3 million of facility consolidation/relocation costs. In addition, the Company recorded $4.0 million of accelerated depreciation costs and $1.5 million of other costs which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Operations for First Quarter 2009 primarily in connection with the Fiscal 2008 Plan and the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The Company recorded $2.3 million of restructuring charges for First Quarter 2008 associated primarily with the Company’s plans to reorganize certain worldwide wine operations and to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). In addition, in connection with the Company’s Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company recorded (i) $2.1 million of accelerated depreciation costs and $0.1 million of inventory write-downs and (ii) $0.5 million of other costs, which were recorded in the cost of product sold line and selling, general and administrative expenses line, respectively, within the Company’s Consolidated Statements of Operations for First Quarter 2008.
     For Fiscal 2009, the Company expects to incur total restructuring charges of $15.6 million associated primarily with the Fiscal 2008 Plan and the Fiscal 2006 Plan. In addition, with respect primarily to the Fiscal 2008 Plan and the Fiscal 2007 Wine Plan, the Company expects to incur $15.3 million and $7.1 million of charges in selling, general and administrative expenses and cost of product sold, respectively, related primarily to duplicative facility costs in the U.K. and accelerated depreciation, respectively.
     Operating Income
     The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for First Quarter 2009 and First Quarter 2008.

	First Quarter 2009 Compared to First Quarter 2008
	Operating Income (Loss)
			% Increase
	2009	2008	(Decrease)
Constellation Wines	$144.5	$86.2	68%
Constellation Spirits	10.8	15.8	(32)%
Corporate Operations and Other	(24.0)	(19.7)	22%
Crown Imports	138.6	146.3	(5)%
Consolidations and eliminations	(138.6)	(146.3)	(5)%

Total Reportable Segments	131.3	82.3	60%
Acquisition-Related Integration Costs,
Restructuring Charges and Unusual
Costs	(40.6)	(14.1)	288%

Consolidated Operating Income	$90.7	$68.2	33%

     As a result of the factors discussed above, consolidated operating income increased to $90.7 million for First Quarter 2009 from $68.2 million for First Quarter 2008, an increase of $22.5 million, or 33%. Acquisition-related integration costs, restructuring charges and unusual costs of $40.6 million for First Quarter 2009 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs consist primarily of the loss of $23.4 million, primarily on asset impairments related to an asset group held for sale, in connection with the June 2008 sale of the Pacific Northwest Business; the flow through of inventory step-up of $6.3 million associated primarily with the BWE Acquisition; and acquisition-related integration costs, accelerated depreciation, other costs and restructuring charges of $4.3 million, $4.0 million, $1.9 million, and $0.5 million, respectively, associated primarily with the Fiscal 2008 Plan and the Fiscal 2007 Wine Plan. Acquisition-related integration costs, restructuring charges and unusual costs of $14.1 million for First Quarter 2008 consist primarily of the loss of $6.1 million on the contribution of the U.K. wholesale business; the flow through of inventory step-up of $2.9 million associated primarily with the Company’s acquisition of Vincor; accelerated depreciation of $2.1 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; acquisition-related integration costs of $2.0 million associated primarily with the Vincor Plan; and other costs and restructuring charges of $0.5 million and $0.4 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan.
     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $72.1 million in First Quarter 2009 from $75.8 million in First Quarter 2008, a decrease of $3.7 million, or (5%). This decrease is primarily due to lower equity in earnings of Crown Imports.
     Net sales for Crown Imports increased to $672.5 million for First Quarter 2009 from $658.1 million for First Quarter 2008, an increase of $14.4 million, or 2%. This increase resulted primarily from volume growth within the Crown Imports Mexican beer portfolio. Crown Imports gross profit was relatively flat, as increased net sales was offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $7.4 million, primarily due to an increase in advertising expenses resulting from timing of marketing activities. Operating income decreased $7.7 million, or 5%, primarily due to these factors.
     Interest Expense, Net
     Interest expense, net of interest income of $1.0 million and $0.4 million, for First Quarter 2009 and First Quarter 2008, respectively, increased to $86.6 million for First Quarter 2009 from $79.7 million for First Quarter 2008, an increase of $6.9 million, or 9%. The increase resulted primarily from higher average borrowings in First Quarter 2009 as a result of the funding of the BWE Acquisition, partially offset by lower average interest rates.
     Provision for Income Taxes
     The Company’s effective tax rate decreased to 41.5% for First Quarter 2009 from 53.7% for First Quarter 2008, a decrease of 12.2 percentage points. The decrease in the Company’s effective tax rate for First Quarter 2009 is primarily due to the recognition for the three months ended May 31, 2007, of a nondeductible pretax loss of $6.1 million in connection with the Company’s April 2007 contribution of its U.K. wholesale business to the Matthew Clark joint venture and an additional U.S. tax provision of $7.2 million related to the future repatriation of unremitted earnings. The Company’s effective tax rate for the three months ended May 31, 2008, includes the tax effect of the write-off of nondeductible goodwill related to the sale of certain U.S. wine assets as well as the recognition of a valuation allowance against net operating losses in Australia.

     Net Income
     As a result of the above factors, net income increased to $44.6 million for First Quarter 2009 from $29.8 million for First Quarter 2008, an increase of $14.8 million, or 50%.
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
First Quarter 2009 Cash Flows
     Operating Activities
     Net cash used in operating activities for First Quarter 2009 was $32.7 million, which resulted primarily from $44.6 million of net income, plus $51.3 million of net non-cash items charged to the Consolidated Statements of Operations, less $141.3 million representing the net change in the Company’s operating assets and liabilities.
     The net non-cash items consisted primarily of depreciation of property, plant and equipment, and the loss on asset impairments related to an asset group held for sale, in connection with the June 2008 sale of the Pacific Northwest Business, partially offset by equity in earnings of equity method investees, net of distributed earnings. The net change in operating assets and liabilities resulted primarily from increases in accounts receivable and inventories of $53.1 million and $69.0 million, respectively, and a decrease in other accrued expenses and liabilities of $58.7 million. The increase in accounts receivable is primarily due to seasonality as January and February are typically the Company’s lowest selling months. The increase in inventories is primarily attributable to increases in Australian and New Zealand inventory levels resulting from the 2008 grape harvest. The decrease in other accrued expenses and liabilities is primarily attributable to a reduction in accrued salaries and commissions as a result of the payment of year-end bonus accruals during First Quarter 2009.
     Investing Activities
     Net cash used in investing activities for First Quarter 2009 was $15.7 million, which resulted primarily from $22.2 million of capital expenditures.

     Financing Activities
     Net cash provided by financing activities for First Quarter 2009 was $53.1 million resulting primarily from net proceeds from notes payable of $85.8 million, partially offset by principal payments of long-term debt of $49.5 million.
Debt
     Total debt outstanding as of May 31, 2008, amounted to $5,292.9 million, an increase of $35.4 million from February 29, 2008. The ratio of total debt to total capitalization decreased to 64.8% as of May 31, 2008, from 65.5% as of February 29, 2008.
     Senior Credit Facility
     2006 Credit Agreement
     On June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”). The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement”. The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the June 5, 2006, acquisition of all of the issued and outstanding common shares of Vincor (the “Vincor Acquisition”), and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
     As of May 31, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining nine months of fiscal 2009 and for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2009	$165.0	$2.0	$167.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$885.0	$1,440.0	$2,325.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of May 31, 2008, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of May 31, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $885.0 million bearing an interest rate of 4.9%, tranche B term loans of $1,440.0 million bearing an interest rate of 4.9%, revolving loans of $283.5 million bearing an interest rate of 3.6%, outstanding letters of credit of $36.8 million, and $579.7 million in revolving loans available to be drawn.
     As of June 30, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $840.0 million bearing an interest rate of 3.8%, tranche B term loans of $1,440.0 million bearing an interest rate of 4.1%, revolving loans of $73.5 million bearing an interest rate of 3.6%, outstanding letters of credit of $36.6 million, and $789.9 million in revolving loans available to be drawn.
     As of May 31, 2008, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For First Quarter 2009 and First Quarter 2008, the Company reclassified $2.4 million and $1.8 million, net of income tax effect, respectively, from Accumulated Other Comprehensive Income (“AOCI”) to the interest expense, net line in the Company’s Consolidated Statements of Operations. This non-cash operating activity is included on the other, net line in the Company’s Consolidated Statements of Cash Flows.

     Senior Notes
     As of May 31, 2008, the Company had outstanding £1.0 million ($2.0 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of May 31, 2008, the Company had outstanding £154.0 million ($305.1 million, net of $0.2 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.
     As of May 31, 2008, the Company had outstanding $694.0 million (net of $6.0 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”). The August 2006 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium.
     On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. The May 2007 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium. As of May 31, 2008, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.
     On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. The December 2007 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium. As of May 31, 2008, the Company had outstanding $496.9 million (net of $3.1 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
     Senior Subordinated Notes
     As of May 31, 2008, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.
     Subsidiary Credit Facilities
     The Company has additional credit arrangements totaling $394.5 million as of May 31, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of May 31, 2008, amounts outstanding under these arrangements were $236.4 million.

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

Information Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, and (iii) information concerning expected actions of third parties are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that the Company’s purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations, equipment relocation or costs of implementation. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

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
     Foreign currency derivative contracts are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2008, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.
     As of May 31, 2008, and May 31, 2007, the Company had outstanding foreign exchange derivative instruments with a notional value of $2,202.1 million and $2,177.3 million, respectively. Approximately 74.9% of the Company’s total exposures were hedged as of May 31, 2008. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2008, and May 31, 2007, the fair value of open foreign exchange contracts would have been decreased by $160.6 million and $162.4 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
     The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,545.7 million and $2,282.4 million as of May 31, 2008, and May 31, 2007, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2008, and May 31, 2007, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $125.1 million and $112.7 million, respectively.
     As of May 31, 2008, and May 31, 2007, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of May 31, 2008, and May 31, 2007, would have increased the fair value of the interest rate swaps by $17.8 million and $34.0 million, respectively.
     In addition to the $2,545.7 million and $2,282.4 million estimated fair value of fixed rate debt outstanding as of May 31, 2008, and May 31, 2007, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of May 31, 2008, and May 31, 2007, of $2,789.9 million and $2,762.3 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of May 31, 2008, and May 31, 2007, is $27.9 million and $27.6 million, respectively.

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
Internal Control Over Financial Reporting
     In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
     Exhibits required to be filed by Item 601 of Regulation S-K.
     For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 48 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
Dated: July 10, 2008	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President
Finance and Controller

Dated: July 10, 2008	By:	/s/ Robert Ryder
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

Exhibit No.

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

Exhibit No.

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

4.13
Supplemental Indenture No. 16, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

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

Exhibit No.

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

Exhibit No.

4.22
Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

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

Exhibit No.

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

4.31
Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

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

Exhibit No.

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

4.37
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.38
Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.39
Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

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

Exhibit No.

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

10.1
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference).*

10.2	2009 Fiscal Year Award Program for Executive Officers to the Company’s Annual Management Incentive Plan (filed herewith).*+

10.3
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

Exhibit No.

10.4
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Fernandez and Berk) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.5
Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc. and Jose Fernandez (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.6
Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc., Barton Incorporated and Alexander L. Berk (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

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