Form 10-Q
period 2008-08-31
CONSTELLATION BRANDS, INC.
filed 2008-10-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2008, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	194,975,704
Class B Common Stock, par value $.01 per share	23,743,494
Class 1 Common Stock, par value $.01 per share	None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31,	February 29,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash investments	$24.9	$20.5
Accounts receivable, net	775.9	731.6
Inventories	2,005.1	2,179.5
Prepaid expenses and other	232.2	267.4

Total current assets	3,038.1	3,199.0
PROPERTY, PLANT AND EQUIPMENT, net	1,752.6	2,035.0
GOODWILL	3,049.8	3,123.9
INTANGIBLE ASSETS, net	1,107.8	1,190.0
OTHER ASSETS, net	473.5	504.9

Total assets	$9,421.8	$10,052.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$87.0	$379.5
Current maturities of long-term debt	264.3	229.3
Accounts payable	347.7	349.4
Accrued excise taxes	68.3	62.4
Other accrued expenses and liabilities	573.8	697.7

Total current liabilities	1,341.1	1,718.3

LONG-TERM DEBT, less current maturities	4,486.5	4,648.7

DEFERRED INCOME TAXES	549.7	535.8

OTHER LIABILITIES	368.7	384.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 315,000,000 shares; Issued, 222,997,217 shares at August 31, 2008, and 221,296,639 shares at February 29, 2008	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,750,594 shares at August 31, 2008, and 28,782,954 shares at February 29, 2008	0.3	0.3
Additional paid-in capital	1,392.0	1,344.0
Retained earnings	1,326.8	1,306.0
Accumulated other comprehensive income	573.9	736.0

	3,295.2	3,388.5

Less: Treasury stock —
Class A Common Stock, 28,403,532 shares at August 31, 2008, and 29,020,781 shares at February 29, 2008, at cost	(617.2)	(620.4)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2008, and February 29, 2008, at cost	(2.2)	(2.2)

	(619.4)	(622.6)

Total stockholders’ equity	2,675.8	2,765.9

Total liabilities and stockholders’ equity	$9,421.8	$10,052.8

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2008	2007	2008	2007

SALES	$2,451.2	$2,343.3	$1,239.2	$1,167.9
Less — Excise taxes	(562.9)	(549.5)	(282.7)	(275.3)

Net sales	1,888.3	1,793.8	956.5	892.6
COST OF PRODUCT SOLD	(1,253.5)	(1,215.9)	(650.7)	(582.9)

Gross profit	634.8	577.9	305.8	309.7
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(458.7)	(388.1)	(225.2)	(190.5)
IMPAIRMENT OF INTANGIBLE ASSETS	(21.8)	—	(21.8)	—
RESTRUCTURING CHARGES	(36.0)	(0.8)	(35.5)	(0.4)
ACQUISITION-RELATED INTEGRATION COSTS	(6.1)	(3.6)	(1.8)	(1.6)

Operating income	112.2	185.4	21.5	117.2
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	142.2	155.9	70.1	80.1
INTEREST EXPENSE, net	(167.3)	(166.4)	(80.7)	(86.7)

Income before income taxes	87.1	174.9	10.9	110.6
PROVISION FOR INCOME TAXES	(65.2)	(73.0)	(33.6)	(38.5)

NET INCOME (LOSS)	$21.9	$101.9	$(22.7)	$72.1

SHARE DATA:
Earnings (loss) per common share:
Basic — Class A Common Stock	$0.10	$0.46	$(0.11)	$0.34

Basic — Class B Common Stock	$0.09	$0.42	$(0.10)	$0.31

Diluted — Class A Common Stock	$0.10	$0.45	$(0.11)	$0.33

Diluted — Class B Common Stock	$0.09	$0.41	$(0.10)	$0.30

Weighted average common shares outstanding:
Basic — Class A Common Stock	193.262	198.472	193.733	191.308
Basic — Class B Common Stock	23.762	23.821	23.754	23.819

Diluted — Class A Common Stock	219.828	226.395	193.733	219.300
Diluted — Class B Common Stock	23.762	23.821	23.754	23.819
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21.9	$101.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	79.3	71.6
Write-down of inventory associated with the Australian Initiative	47.6	—
Loss on disposal or impairment of long-lived assets, net	28.6	0.7
Stock-based compensation expense	22.3	16.9
Impairment of intangible assets	21.8	—
Loss on businesses sold	15.8	6.8
Deferred tax provision	11.8	3.4
Amortization of intangible and other assets	5.9	5.4
Equity in earnings of equity method investees, net of distributed earnings	3.1	2.2
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(76.0)	(56.6)
Inventories	(28.3)	1.8
Prepaid expenses and other current assets	9.7	(9.0)
Accounts payable	10.2	(10.7)
Accrued excise taxes	9.5	13.1
Other accrued expenses and liabilities	(65.5)	61.4
Other, net	59.1	(31.2)

Total adjustments	154.9	75.8

Net cash provided by operating activities	176.8	177.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses	204.2	3.0
Proceeds from sales of assets	16.0	2.3
Purchases of businesses, net of cash acquired	0.6	(386.3)
Purchases of property, plant and equipment	(52.0)	(47.0)
Investment in equity method investee	(0.6)	(0.6)
Payment of accrued earn-out amount	—	(2.8)
Proceeds from formation of joint venture	—	185.6
Other investing activities	11.3	—

Net cash provided by (used in) investing activities	179.5	(245.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of notes payable	(281.0)	(2.1)
Principal payments of long-term debt	(99.5)	(163.1)
Exercise of employee stock options	19.2	12.5
Excess tax benefits from share-based payment awards	6.4	7.4
Proceeds from employee stock purchases	2.9	3.0
Proceeds from issuance of long-term debt	—	716.1
Purchases of treasury stock	—	(500.0)
Payment of financing costs of long-term debt	—	(6.1)

Net cash (used in) provided by financing activities	(352.0)	67.7

Effect of exchange rate changes on cash and cash investments	0.1	0.1

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	4.4	(0.3)
CASH AND CASH INVESTMENTS, beginning of period	20.5	33.5

CASH AND CASH INVESTMENTS, end of period	$24.9	$33.2

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$19.2	$427.7
Liabilities assumed	(6.2)	(40.1)

Net assets acquired	13.0	387.6
Plus — payment of direct acquisition costs previously accrued	0.7	0.4
Plus — settlement of note payable	0.6	—
Less — cash received from seller	(11.3)	—
Less — cash acquired	(2.8)	(1.6)
Less — amount due to seller	(0.7)	—
Less — direct acquisition costs accrued	(0.1)	(0.1)

Net cash paid for purchases of businesses	$(0.6)	$386.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008
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
2) RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:
     Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. In addition, the fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
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

     Total consideration paid in cash was $877.3 million. In addition, the Company expects to incur direct acquisition costs of approximately $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (as defined in Note 9). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the BWE business, including the factors described above. In June 2008, the Company sold certain businesses consisting of several of the California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. In connection with the sale of the Pacific Northwest Business, the Company recorded a loss of $23.2 million for the six months ended August 31, 2008, which includes a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
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
     The following table summarizes the Company’s estimated fair values of the assets acquired and liabilities assumed in the BWE Acquisition at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at December 17, 2007, are as follows:

(in millions)
Current assets	$286.9
Property, plant and equipment	232.9
Goodwill	336.6
Trademarks	111.9
Other assets	10.2

Total assets acquired	978.5

Current liabilities	98.6
Long-term liabilities	1.2

Total liabilities assumed	99.8

Net assets acquired	$878.7

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
     The following table sets forth the unaudited historical results of operations of the Company for the six months and three months ended August 31, 2008, and the unaudited pro forma results of operations of the Company for the six months and three months ended August 31, 2007. Unaudited pro forma results of operations of the Company for the six months and three months ended August 31, 2007, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2007, as they are not significant. The unaudited pro forma results of operations for the six months and three months ended August 31, 2007, give effect to the BWE Acquisition as if it occurred on March 1, 2007. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions, except per share data)	2008	2007	2008	2007
Net sales	$1,888.3	$1,902.1	$956.5	$946.6
Income before income taxes	$87.1	$163.9	$10.9	$104.2
Net income (loss)	$21.9	$93.3	$(22.7)	$67.2

Earnings (loss) per common share — basic:
Class A Common Stock	$0.10	$0.42	$(0.11)	$0.32

Class B Convertible Common Stock	$0.09	$0.39	$(0.10)	$0.29

Earnings (loss) per common share — diluted:
Class A Common Stock	$0.10	$0.41	$(0.11)	$0.31

Class B Convertible Common Stock	$0.09	$0.38	$(0.10)	$0.28

Weighted average common shares outstanding — basic:
Class A Common Stock	193.262	198.472	193.733	191.308
Class B Convertible Common Stock	23.762	23.821	23.754	23.819
Weighted average common shares outstanding — diluted:
Class A Common Stock	219.828	226.395	193.733	219.300
Class B Convertible Common Stock	23.762	23.821	23.754	23.819
4) INVENTORIES:
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31,	February 29,
(in millions)	2008	2008
Raw materials and supplies	$71.6	$85.4
In-process inventories	1,247.0	1,421.8
Finished case goods	686.5	672.3

	$2,005.1	$2,179.5

5) FAIR VALUE MEASUREMENTS:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, including goodwill and trademarks. On March 1, 2008, the Company adopted the provisions of SFAS No. 157 that were not deferred by FSP No. 157-2. The adoption of these provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP No. 157-2, the Company is required to adopt the remaining provisions of SFAS No. 157 on March 1, 2009. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 in connection with its nonfinancial assets and nonfinancial liabilities to have a material impact on the Company’s consolidated financial statements.

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
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2008:

	Fair Value Measurements as of August 31, 2008
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measures
Assets:
Foreign currency contracts	$—	$92.1	$—	$92.1

Liabilities:
Foreign currency contracts	$—	$44.7	$—	$44.7
Interest rate swap contracts	—	39.5	—	39.5

Total	$—	$84.2	$—	$84.2

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
6) GOODWILL:
     The changes in the carrying amount of goodwill for the six months ended August 31, 2008, are as follows:

				Consolidations
	Constellation	Constellation	Crown	and
(in millions)	Wines	Spirits	Imports	Eliminations	Consolidated
Balance, February 29, 2008	$2,614.1	$509.8	$13.0	$(13.0)	$3,123.9
Purchase accounting allocations	19.8	—	—	—	19.8
Foreign currency translation adjustments	(76.9)	(1.2)	—	—	(78.1)
Disposal of business	(15.8)	—	—	—	(15.8)

Balance, August 31, 2008	$2,541.2	$508.6	$13.0	$(13.0)	$3,049.8

     The Constellation Wines segment’s purchase accounting allocations totaling $19.8 million consist primarily of purchase accounting allocations associated with the BWE Acquisition of $16.5 million and purchase accounting allocations associated with the purchase of an immaterial business of $3.3 million. The Constellation Wines segment’s disposal of business consists of the Company’s reduction of goodwill in connection with the June 2008 sale of the Pacific Northwest Business.
7)	INTANGIBLE ASSETS:
     The major components of intangible assets are as follows:

	August 31, 2008		February 29, 2008
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(in millions)	Amount	Amount	Amount	Amount
Amortizable intangible assets:
Customer relationships	$65.1	$58.0	$67.3	$62.0
Other	13.0	6.2	12.7	6.5

Total	$78.1	64.2	$80.0	68.5

Nonamortizable intangible assets:
Trademarks		1,029.1		1,117.3
Other		14.5		4.2

Total		1,043.6		1,121.5

Total intangible assets		$1,107.8		$1,190.0

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.6 million and $2.2 million for the six months ended August 31, 2008, and August 31, 2007, respectively, and $1.2 million and $1.1 million for the three months ended August 31, 2008, and August 31, 2007, respectively. Estimated amortization expense for the remaining six months of fiscal 2009 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2009	$2.6
2010	$5.3
2011	$5.1
2012	$4.4
2013	$4.2
2014	$4.2
Thereafter	$38.4
     During August 2008, as a result of the streamlining of the Company’s Australian wine product portfolio in connection with the Constellation Wines segment’s Australian Initiative (as defined in Note 16), the Company determined it was necessary to perform a review for impairment of its Australian long-lived assets and indefinite lived intangible assets. The Company determined that its Australian indefinite lived intangible assets, which consist of trademarks, were impaired due to the revised lower revenue forecasts associated with the streamlining of the Australian wine product portfolio. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The estimated fair values were determined using a relief-from-royalty valuation model applied to the projected trademark revenues. As a result of this review, the Company recorded an impairment loss of $21.8 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations, for the six months and three months ended August 31, 2008. No instances of impairment were noted on the Company’s indefinite lived intangible assets for the six months and three months ended August 31, 2007.

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
     The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of August 31, 2008, and February 29, 2008, the Company’s investment in Crown Imports was $150.4 million and $150.5 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $144.3 million and $156.0 million of cash distributions from Crown Imports for the six months ended August 31, 2008, and August 31, 2007, respectively, all of which represent distributions of earnings.
     Barton provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the six months and three months ended August 31, 2008, and August 31, 2007, were not material. In addition, as of August 31, 2008, and February 29, 2008, amounts receivable from Crown Imports were not material.
     Summary financial information for Crown Imports is presented below. The amounts shown represent 100% of Crown Imports consolidated operating results.

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2008	2007	2008	2007
Net sales	$1,404.6	$1,380.8	$732.1	$722.7

Gross profit	$424.4	$424.0	$220.0	$219.3

Net income	$288.2	$303.9	$148.8	$157.5

9)	BORROWINGS:
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
     As of August 31, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of fiscal 2009 and for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2009	$120.0	$2.0	$122.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$840.0	$1,440.0	$2,280.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of August 31, 2008, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of August 31, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $840.0 million bearing an interest rate of 3.8%, tranche B term loans of $1,440.0 million bearing an interest rate of 4.1%, revolving loans of $18.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $36.7 million, and $845.3 million in revolving loans available to be drawn.
     As of August 31, 2008, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the six months ended August 31, 2008, and August 31, 2007, the Company reclassified $5.6 million and $3.5 million, net of income tax effect, respectively, from AOCI (as defined in Note 14) to interest expense, net on the Company’s Consolidated Statements of Operations. For the three months ended August 31, 2008, and August 31, 2007, the Company reclassified $3.2 million and $1.7 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.
     Subsidiary credit facilities —
     The Company has additional credit arrangements totaling $410.9 million as of August 31, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2008, and August 31, 2007, amounts outstanding under these arrangements were $116.5 million and $206.0 million, respectively.
10)	INCOME TAXES:
     The Company’s effective tax rate for the six months ended August 31, 2008, of 74.9% was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2009. The Company’s effective tax rate for the six months ended August 31, 2007, of 41.7% was impacted primarily by the recognition of a nondeductible pretax loss in the first quarter of fiscal 2008 in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and increases to uncertain tax positions and related interest, partially offset by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions.
     The Company’s effective tax rate for the three months ended August 31, 2008, of 308.3% was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2009. The Company’s effective tax rate for the three months ended August 31, 2007, of 34.8% was impacted primarily by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to uncertain tax positions and related interest.

     The effective tax rate for the six months and three months ended August 31, 2008, includes the recognition of $12.3 million of previously unrecognized tax benefits and accrued interest due to the resolution of various tax matters during the period. This decrease is due to the Company’s determination that certain tax positions have been effectively settled. As a result, the total amount of the Company’s unrecognized tax benefits, net of tax payments and reclassifications, decreased by $11.9 million.
11)	DEFINED BENEFIT PENSION PLANS:
     Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2008	2007	2008	2007
Service cost	$2.6	$2.5	$1.3	$1.3
Interest cost	14.1	12.3	7.0	6.3
Expected return on plan assets	(16.7)	(14.7)	(8.3)	(7.5)
Amortization of prior service cost	0.1	0.2	0.1	0.1
Recognized net actuarial loss	4.1	4.3	2.0	2.2
Recognized loss due to curtailment	0.4	—	(0.1)	—
Recognized net loss due to settlement	8.3	—	8.3	—

Net periodic benefit cost	$12.9	$4.6	$10.3	$2.4

     In connection with the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, the Company recognized a settlement loss and curtailment loss of $9.2 million and $0.4 million, respectively, during the six months ended August 31, 2008, associated with the settlement of the related pension and postretirement obligations.
     Contributions of $6.1 million have been made by the Company to fund its defined benefit pension plans for the six months ended August 31, 2008. The Company presently anticipates contributing an additional $4.4 million to fund its defined benefit pension plans during the year ending February 28, 2009, resulting in total employer contributions of $10.5 million for the year ending February 28, 2009.
12)	EARNINGS PER COMMON SHARE:
     The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share — basic excludes the effect of common stock equivalents and is computed using the two-class method. Earnings per common share — diluted for Class A Common Stock reflects the potential dilution that could result if securities to issue common stock were exercised or converted into common stock. Earnings per common share — diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class method. Using the if-converted method, earnings per common share for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class method, earnings per common share — diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the six months ended August 31, 2008, and August 31, 2007, earnings per common share — diluted has been calculated using the if-converted method. For the three months ended August 31, 2008, and August 31, 2007, earnings per common share — diluted has been calculated using the two-class method and the if-converted method, respectively. Diluted earnings per common share for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

     The computation of basic and diluted earnings per common share is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions, except per share data)	2008	2007	2008	2007
Income (loss) available to common stockholders	$21.9	$101.9	$(22.7)	$72.1

Weighted average common shares outstanding — basic:
Class A Common Stock	193.262	198.472	193.733	191.308

Class B Convertible Common Stock	23.762	23.821	23.754	23.819

Weighted average common shares outstanding — diluted:
Class A Common Stock	193.262	198.472	193.733	191.308
Class B Convertible Common Stock	23.762	23.821	—	23.819
Stock-based awards, primarily stock options	2.804	4.102	—	4.173

Weighted average common shares outstanding — diluted	219.828	226.395	193.733	219.300

Earnings (loss) per common share — basic:
Class A Common Stock	$0.10	$0.46	$(0.11)	$0.34

Class B Convertible Common Stock	$0.09	$0.42	$(0.10)	$0.31

Earnings (loss) per common share — diluted:
Class A Common Stock	$0.10	$0.45	$(0.11)	$0.33

Class B Convertible Common Stock	$0.09	$0.41	$(0.10)	$0.30

     For the six months ended August 31, 2008, and August 31, 2007, stock-based awards, primarily stock options, which could result in the issuance of 26.0 million and 18.2 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share — diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2008, the computation of loss per common share — diluted for Class A Common Stock excluded 23.8 million shares of Class B Convertible Common Stock and outstanding stock-based awards, primarily stock options, which could result in the issuance of 25.8 million shares of Class A Common Stock because the inclusion of such potentially dilutive common shares would have been antidilutive. For the three months ended August 31, 2007, stock-based awards, primarily stock options, which could result in the issuance of 17.1 million shares of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share — diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.
13)	STOCK-BASED COMPENSATION:
     The Company recorded $22.3 million and $16.9 million of stock-based compensation cost in its Consolidated Statements of Operations for the six months ended August 31, 2008, and August 31, 2007, respectively. The Company recorded $11.5 million and $7.5 million of stock-based compensation cost in its Consolidated Statements of Operations for the three months ended August 31, 2008, and August 31, 2007, respectively. Of the $22.3 million, $5.8 million is related to the granting of 8.5 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors during the year ending February 28, 2009. The remainder is related primarily to the amortization of employee and nonemployee director stock options granted during the years ended February 29, 2008, and February 28, 2007.

14) COMPREHENSIVE (LOSS) INCOME:
     Comprehensive (loss) income consists of net income (loss), foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and pension/postretirement adjustments. The reconciliation of net income (loss) to comprehensive (loss) income is as follows:

		Tax
	Before Tax	Benefit	Net of Tax
(in millions)	Amount	(Expense)	Amount
For the Six Months Ended August 31, 2008
Net income			$21.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(202.0)	$2.9	(199.1)
Unrealized gain on cash flow hedges:
Net derivative gains	29.4	(13.6)	15.8
Reclassification adjustments	4.4	(1.1)	3.3

Net gain recognized in other comprehensive income	33.8	(14.7)	19.1
Pension/postretirement:
Net gains arising during the period	10.7	(3.2)	7.5
Reclassification adjustments	13.1	(3.7)	9.4

Net gain recognized in other comprehensive income	23.8	(6.9)	16.9

Other comprehensive loss	$(144.4)	$(18.7)	(163.1)

Total comprehensive loss			$(141.2)

For the Six Months Ended August 31, 2007
Net income			$101.9
Other comprehensive income (loss):
Foreign currency translation adjustments	$144.3	$0.6	144.9
Unrealized loss on cash flow hedges:
Net derivative losses	(22.2)	9.3	(12.9)
Reclassification adjustments	(4.1)	1.1	(3.0)

Net loss recognized in other comprehensive income	(26.3)	10.4	(15.9)
Pension/postretirement:
Net losses arising during the period	(5.2)	1.6	(3.6)
Reclassification adjustments	4.6	(1.4)	3.2

Net loss recognized in other comprehensive income	(0.6)	0.2	(0.4)

Other comprehensive income	$117.4	$11.2	128.6

Total comprehensive income			$230.5

For the Three Months Ended August 31, 2008
Net loss			$(22.7)
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(218.1)	$3.2	(214.9)
Unrealized loss on cash flow hedges:
Net derivative losses	(1.2)	(3.0)	(4.2)
Reclassification adjustments	0.6	(0.6)	—

Net loss recognized in other comprehensive income	(0.6)	(3.6)	(4.2)
Pension/postretirement:
Net gains arising during the period	9.6	(2.9)	6.7
Reclassification adjustments	10.9	(3.1)	7.8

Net gain recognized in other comprehensive income	20.5	(6.0)	14.5

Other comprehensive loss	$(198.2)	$(6.4)	(204.6)

Total comprehensive loss			$(227.3)

		Tax
	Before Tax	Benefit	Net of Tax
(in millions)	Amount	(Expense)	Amount
For the Three Months Ended August 31, 2007
Net income			$72.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(11.1)	$(0.6)	(11.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(27.7)	9.6	(18.1)
Reclassification adjustments	(2.2)	0.5	(1.7)

Net loss recognized in other comprehensive income	(29.9)	10.1	(19.8)
Pension/postretirement:
Net losses arising during the period	(3.2)	1.0	(2.2)
Reclassification adjustments	4.6	(1.4)	3.2

Net gain recognized in other comprehensive income	1.4	(0.4)	1.0

Other comprehensive loss	$(39.6)	$9.1	(30.5)

Total comprehensive income			$41.6

     Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	(Losses)	Pension/	Other
	Translation	Gains on	Postretirement	Comprehensive
(in millions)	Adjustments	Derivatives	Adjustments	Income
Balance, February 29, 2008	$859.0	$(13.4)	$(109.6)	$736.0
Adjustment to initially apply the measurement date provisions of SFAS No. 158, net of income tax effect (see Note 19)	—	—	1.0	1.0
Current period change	(199.1)	19.1	16.9	(163.1)

Balance, August 31, 2008	$659.9	$5.7	$(91.7)	$573.9

15) ACQUISITION-RELATED INTEGRATION COSTS:
     For the six months ended August 31, 2008, the Company recorded $6.1 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan (as defined in Note 16). The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other one-time costs such as external services and consulting fees. For the six months ended August 31, 2008, acquisition-related integration costs included $2.6 million of employee-related costs and $3.5 million of facilities and other one-time costs. For the six months ended August 31, 2007, the Company recorded $3.6 million of acquisition-related integration costs associated primarily with the Vincor Plan (as defined in Note 16).

     For the three months ended August 31, 2008, the Company recorded $1.8 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan. Acquisition-related integration costs included $0.3 million of employee-related costs and $1.5 million of facilities and other one-time costs for the three months ended August 31, 2008. For the three months ended August 31, 2007, the Company recorded $1.6 million of acquisition-related integration costs associated primarily with the Vincor Plan.
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
     Fiscal 2006 Plan —
     During fiscal 2006, the Company announced a plan to reorganize certain worldwide wine operations and a plan to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes. The Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth. The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and to eliminate redundant costs. The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets. The Company expects all costs associated with the Fiscal 2006 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2009, with related cash expenditures also to be completed by February 28, 2009.
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

     Fiscal 2007 Wine Plan —
     In August 2006, the Company announced a plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment, and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also includes costs for employee terminations. The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. The Company expects all costs associated with the Fiscal 2007 Wine Plan to be recognized in its Consolidated Statements of Operations by February 28, 2011, with related cash expenditures also to be completed by February 28, 2011.
     Fiscal 2008 Plan —
     During November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition (the “U.S. Initiative”). These initiatives will collectively be referred to as the “Fiscal 2008 Plan”. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2010, with related cash expenditures also to be completed by February 28, 2010.
     Australian Initiative —
     During August 2008, the Company announced a plan to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”).
     The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the six months and the three months ended August 31, 2008, respectively, is $31.5 million of non-cash charges for the write-down of property, plant and equipment, net, in connection with the Australian Initiative (which are excluded from the restructuring liability rollforward table below). As of August 31, 2008, the Company had $71.2 million of assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2010, with related cash expenditures to be completed by February 28, 2010.

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
     Details of each plan are presented in the following table. “Other Plans” consist primarily of the Robert Mondavi Plan.

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006	Other
(in millions)	Initiative	Plan	Plan	Plan	Plan	Plans	Total

Restructuring liability, February 29, 2008	$—	$26.2	$3.2	$5.0	$1.0	$3.8	$39.2

BWE Acquisition	—	1.0	—	—	—	—	1.0
Vincor Acquisition	—	—	—	0.2	—	—	0.2
Other acquisition	—	—	—	—	—	0.9	0.9

Restructuring charges:
Employee termination benefit costs	—	0.3	—	—	—	—	0.3
Contract termination costs	—	—	—	—	0.1	(0.2)	(0.1)
Facility consolidation/relocation costs	—	0.3	—	—	—	—	0.3

Restructuring charges, May 31, 2008	—	0.6	—	—	0.1	(0.2)	0.5
Employee termination benefit costs	1.3	(0.4)	1.2	—	—	—	2.1
Contract termination costs	—	1.1	—	—	0.6	—	1.7
Facility consolidation/relocation costs	—	0.2	—	—	—	—	0.2

Restructuring charges, August 31, 2008	1.3	0.9	1.2	—	0.6	—	4.0

Total restructuring charges	1.3	1.5	1.2	—	0.7	(0.2)	4.5

Cash expenditures	(0.4)	(21.9)	(0.3)	(1.4)	(1.0)	(0.8)	(25.8)

Foreign currency translation adjustments	—	—	(0.3)	(0.3)	—	—	(0.6)

Restructuring liability, August 31, 2008	$0.9	$6.8	$3.8	$3.5	$0.7	$3.7	$19.4

     In connection with the Company’s BWE Acquisition, Vincor Acquisition and Robert Mondavi acquisition, the Company accrued $21.2 million, $39.6 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of August 31, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $4.6 million, $3.1 million and $3.2 million, respectively. As of February 29, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $17.3 million, $3.8 million and $3.8 million, respectively.
     In addition, the following table presents other costs incurred in connection with the Australian Initiative, Fiscal 2008 Plan, Fiscal 2007 Wine Plan, the Vincor Plan, the Fiscal 2006 Plan and Other Plans:

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006	Other
(in millions)	Initiative	Plan	Plan	Plan	Plan	Plans	Total
For the Six Months Ended August 31, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$48.2	$3.4	$2.3	$—	$—	$—	$53.9

Asset write-down/other costs (selling, general and administrative expenses)	$1.8	$0.8	$2.5	$0.1	$—	$—	$5.2

Asset impairment (impairment of intangible assets)	$21.8	$—	$—	$—	$—	$—	$21.8

Acquisition-related integration costs	$—	$5.2	$—	$0.4	$—	$0.5	$6.1

For the Six Months Ended August 31, 2007
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$—	$2.3	$0.1	$1.9	$—	$4.3

Asset write-down/other costs (selling, general and administrative expenses)	$—	$—	$1.2	$—	$0.2	$—	$1.4

Acquisition-related integration costs	$—	$—	$—	$3.3	$—	$0.3	$3.6

For the Three Months Ended August 31, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$48.2	$0.6	$1.1	$—	$—	$—	$49.9

Asset write-down/other costs (selling, general and administrative expenses)	$1.8	$0.1	$1.7	$0.1	$—	$—	$3.7

Asset impairment (impairment of intangible assets)	$21.8	$—	$—	$—	$—	$—	$21.8

Acquisition-related integration costs	$—	$1.4	$—	$0.2	$—	$0.2	$1.8

For the Three Months Ended August 31, 2007
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$—	$1.2	$—	$0.9	$—	$2.1

Asset write-down/other costs (selling, general and administrative expenses)	$—	$—	$0.9	$—	$—	$—	$0.9

Acquisition-related integration costs	$—	$—	$—	$1.5	$—	$0.1	$1.6

     A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006	Other
(in millions)	Initiative	Plan	Plan	Plan	Plan	Plans
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$1.3	$9.2	$4.2	$1.4	$26.6	$2.8
Contract termination costs	—	1.2	24.0	(3.0)	2.2	0.2
Facility consolidation/relocation costs	—	0.5	—	0.1	1.0	0.5
Impairment charges on assets held for sale	31.5	—	—	—	—	—

Total restructuring charges	32.8	10.9	28.2	(1.5)	29.8	3.5

Other costs:
Accelerated depreciation/inventory write-down	48.2	17.9	10.3	0.6	19.6	—
Asset write-down/other costs	1.8	1.2	17.0	0.1	3.7	—
Asset impairment	21.8	7.4	—	—	—	—
Acquisition-related integration costs	—	10.5	—	28.8	—	28.3

Total other costs	71.8	37.0	27.3	29.5	23.3	28.3

Total costs incurred to date	$104.6	$47.9	$55.5	$28.0	$53.1	$31.8

Total expected costs
Restructuring charges:
Employee termination benefit costs	$5.4	$9.2	$4.2	$1.4	$26.6	$2.8
Contract termination costs	3.6	1.8	24.0	(3.0)	3.3	0.2
Facility consolidation/relocation costs	1.7	3.4	0.2	0.1	1.1	0.5
Impairment charges on assets held for sale, net of estimated gains on sales of assets	22.4	—	—	—	—	—

Total restructuring charges	33.1	14.4	28.4	(1.5)	31.0	3.5

Other costs:
Accelerated depreciation/inventory write-down	53.9	18.2	11.3	0.6	19.6	—
Asset write-down/other costs	30.3	2.3	33.5	1.1	3.7	—
Asset impairment	21.8	7.4	—	—	—	—
Acquisition-related integration costs	—	15.8	—	29.7	—	28.5

Total other costs	106.0	43.7	44.8	31.4	23.3	28.5

Total expected costs	$139.1	$58.1	$73.2	$29.9	$54.3	$32.0

17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
     The following information sets forth the condensed consolidating balance sheets as of August 31, 2008, and February 29, 2008, the condensed consolidating statements of operations for the six months and three months ended August 31, 2008, and August 31, 2007, and the condensed consolidating statements of cash flows for the six months ended August 31, 2008, and August 31, 2007, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Balance Sheet at August 31, 2008
Current assets:
Cash and cash investments	$1.6	$1.0	$22.3	$—	$24.9
Accounts receivable, net	287.6	80.7	407.6	—	775.9
Inventories	38.0	1,061.5	915.0	(9.4)	2,005.1
Prepaid expenses and other	5.2	203.7	63.9	(40.6)	232.2
Intercompany receivable (payable)	1,048.2	(924.2)	(124.0)	—	—

Total current assets	1,380.6	422.7	1,284.8	(50.0)	3,038.1
Property, plant and equipment, net	45.5	869.1	838.0	—	1,752.6
Investments in subsidiaries	6,232.4	80.6	153.0	(6,466.0)	—
Goodwill	—	2,157.4	892.4	—	3,049.8
Intangible assets, net	—	718.2	389.6	—	1,107.8
Other assets, net	50.4	235.1	204.2	(16.2)	473.5

Total assets	$7,708.9	$4,483.1	$3,762.0	$(6,532.2)	$9,421.8

Current liabilities:
Notes payable to banks	$18.0	$—	$69.0	$—	$87.0
Current maturities of long-term debt	247.2	5.3	11.8	—	264.3
Accounts payable	8.0	139.2	200.5	—	347.7
Accrued excise taxes	8.3	19.8	40.2	—	68.3
Other accrued expenses and liabilities	139.5	195.1	282.8	(43.6)	573.8

Total current liabilities	421.0	359.4	604.3	(43.6)	1,341.1
Long-term debt, less current maturities	4,461.0	8.8	16.7	—	4,486.5
Deferred income taxes	—	469.2	96.7	(16.2)	549.7
Other liabilities	151.1	64.3	153.3	—	368.7

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Class A Common Stock and Class B Convertible Common Stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,392.0	1,280.3	1,224.2	(2,504.5)	1,392.0
Retained earnings (loss)	1,326.8	2,027.3	(597.6)	(1,429.7)	1,326.8
Accumulated other comprehensive income	573.9	11.1	649.2	(660.3)	573.9
Treasury stock	(619.4)	—	—	—	(619.4)

Total stockholders’ equity	2,675.8	3,581.4	2,891.0	(6,472.4)	2,675.8

Total liabilities and stockholders’ equity	$7,708.9	$4,483.1	$3,762.0	$(6,532.2)	$9,421.8

Condensed Consolidating Balance Sheet at February 29, 2008
Current assets:
Cash and cash investments	$0.3	$2.8	$17.4	$—	$20.5
Accounts receivable, net	268.1	95.7	367.8	—	731.6
Inventories	45.2	1,188.2	952.4	(6.3)	2,179.5
Prepaid expenses and other	6.0	272.5	39.2	(50.3)	267.4
Intercompany receivable (payable)	1,520.2	(1,493.3)	(26.9)	—	—

Total current assets	1,839.8	65.9	1,349.9	(56.6)	3,199.0
Property, plant and equipment, net	47.6	1,005.5	981.9	—	2,035.0
Investments in subsidiaries	6,306.7	80.3	153.0	(6,540.0)	—
Goodwill	—	2,156.8	967.1	—	3,123.9
Intangible assets, net	—	754.0	436.0	—	1,190.0
Other assets, net	59.9	274.0	205.0	(34.0)	504.9

Total assets	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

Current liabilities:
Notes payable to banks	$308.0	$—	$71.5	$—	$379.5
Current maturities of long-term debt	215.2	9.0	5.1	—	229.3
Accounts payable	3.5	94.8	251.1	—	349.4
Accrued excise taxes	6.9	16.8	38.7	—	62.4
Other accrued expenses and liabilities	197.7	274.8	277.4	(52.2)	697.7

Total current liabilities	731.3	395.4	643.8	(52.2)	1,718.3
Long-term debt, less current maturities	4,610.1	10.6	28.0	—	4,648.7
Deferred income taxes	—	463.9	105.8	(33.9)	535.8
Other liabilities	146.7	96.7	140.7	—	384.1
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Class A Common Stock and Class B Convertible Common Stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,344.0	1,280.3	1,224.2	(2,504.5)	1,344.0
Retained earnings (loss)	1,306.0	1,842.5	(509.8)	(1,332.7)	1,306.0
Accumulated other comprehensive income (loss)	736.0	(15.6)	845.0	(829.4)	736.0
Treasury stock	(622.6)	—	—	—	(622.6)

Total stockholders’ equity	2,765.9	3,369.9	3,174.6	(6,544.5)	2,765.9

Total liabilities and stockholders’ equity	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2008
Sales	$266.9	$1,232.1	$1,164.9	$(212.7)	$2,451.2
Less — excise taxes	(36.3)	(223.0)	(303.6)	—	(562.9)

Net sales	230.6	1,009.1	861.3	(212.7)	1,888.3
Cost of product sold	(120.4)	(628.4)	(659.7)	155.0	(1,253.5)

Gross profit	110.2	380.7	201.6	(57.7)	634.8
Selling, general and administrative expenses	(131.2)	(159.9)	(222.5)	54.9	(458.7)
Impairment of intangible assets	—	—	(21.8)	—	(21.8)
Restructuring charges	—	(0.7)	(35.3)	—	(36.0)
Acquisition-related integration costs	(0.1)	(5.3)	(0.7)	—	(6.1)

Operating (loss) income	(21.1)	214.8	(78.7)	(2.8)	112.2
Equity in earnings (loss) of equity method investees and subsidiaries	106.2	134.1	(1.7)	(96.4)	142.2
Interest expense, net	(118.3)	(38.3)	(10.7)	—	(167.3)

Income before income taxes	(33.2)	310.6	(91.1)	(99.2)	87.1
Benefit from (provision for) income taxes	55.1	(125.3)	4.6	0.4	(65.2)

Net income (loss)	$21.9	$185.3	$(86.5)	$(98.8)	$21.9

Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2007
Sales	$422.1	$1,038.2	$1,238.7	$(355.7)	$2,343.3
Less — excise taxes	(59.2)	(193.8)	(296.5)	—	(549.5)

Net sales	362.9	844.4	942.2	(355.7)	1,793.8
Cost of product sold	(283.9)	(550.2)	(698.9)	317.1	(1,215.9)

Gross profit	79.0	294.2	243.3	(38.6)	577.9
Selling, general and administrative expenses	(124.2)	(138.0)	(162.1)	36.2	(388.1)
Impairment of intangible assets	—	—	—	—	—
Restructuring charges	—	(0.7)	(0.1)	—	(0.8)
Acquisition-related integration costs	(0.2)	(1.0)	(2.4)	—	(3.6)

Operating (loss) income	(45.4)	154.5	78.7	(2.4)	185.4
Equity in earnings of equity method investees and subsidiaries	264.6	152.5	4.4	(265.6)	155.9
Interest expense, net	(121.3)	(33.6)	(11.5)	—	(166.4)

Income before income taxes	97.9	273.4	71.6	(268.0)	174.9
Benefit from (provision for) income taxes	4.0	(101.3)	23.6	0.7	(73.0)

Net income	$101.9	$172.1	$95.2	$(267.3)	$101.9

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2008
Sales	$129.5	$623.6	$593.8	$(107.7)	$1,239.2
Less — excise taxes	(16.7)	(114.2)	(151.8)	—	(282.7)

Net sales	112.8	509.4	442.0	(107.7)	956.5
Cost of product sold	(56.0)	(311.4)	(359.1)	75.8	(650.7)

Gross profit	56.8	198.0	82.9	(31.9)	305.8
Selling, general and administrative expenses	(69.4)	(46.6)	(138.1)	28.9	(225.2)
Impairment of intangible assets	—	—	(21.8)	—	(21.8)
Restructuring charges	—	(0.4)	(35.1)	—	(35.5)
Acquisition-related integration costs	(0.1)	(1.5)	(0.2)	—	(1.8)

Operating (loss) income	(12.7)	149.5	(112.3)	(3.0)	21.5
Equity in earnings (loss) of equity method investees and subsidiaries	11.7	68.2	(3.7)	(6.1)	70.1
Interest expense, net	(59.7)	(15.6)	(5.4)	—	(80.7)

(Loss) income before income taxes	(60.7)	202.1	(121.4)	(9.1)	10.9
Benefit from (provision for) income taxes	38.0	(79.8)	7.6	0.6	(33.6)

Net (loss) income	$(22.7)	$122.3	$(113.8)	$(8.5)	$(22.7)

Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2007
Sales	$219.6	$545.4	$575.5	$(172.6)	$1,167.9
Less — excise taxes	(30.3)	(101.4)	(143.6)	—	(275.3)

Net sales	189.3	444.0	431.9	(172.6)	892.6
Cost of product sold	(147.6)	(275.7)	(309.8)	150.2	(582.9)

Gross profit	41.7	168.3	122.1	(22.4)	309.7
Selling, general and administrative expenses	(66.2)	(66.4)	(77.8)	19.9	(190.5)
Impairment of intangible assets	—	—	—	—	—
Restructuring charges	—	(0.4)	—	—	(0.4)
Acquisition-related integration costs	(0.1)	(0.3)	(1.2)	—	(1.6)

Operating (loss) income	(24.6)	101.2	43.1	(2.5)	117.2
Equity in earnings of equity method investees and subsidiaries	158.1	79.7	1.9	(159.6)	80.1
Interest expense, net	(65.7)	(14.5)	(6.5)	—	(86.7)

Income before income taxes	67.8	166.4	38.5	(162.1)	110.6
Benefit from (provision for) income taxes	4.3	(59.5)	15.7	1.0	(38.5)

Net income	$72.1	$106.9	$54.2	$(161.1)	$72.1

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2008
Net cash (used in) provided by operating activities	$(117.8)	$346.3	$(51.7)	$—	$176.8

Cash flows from investing activities:
Proceeds from sales of businesses	(2.4)	206.6	—	—	204.2
Proceeds from sales of assets	—	0.3	15.7	—	16.0
Purchase of business, net of cash acquired	(0.5)	10.9	(9.8)	—	0.6
Purchases of property, plant and equipment	(1.5)	(21.2)	(29.3)	—	(52.0)
Investment in equity method investee	—	(0.6)	—	—	(0.6)
Proceeds from formation of joint venture	—	—	—	—	—
Payment of accrued earn-out amount	—	—	—	—	—
Other investing activities	—	11.3	—	—	11.3

Net cash (used in) provided by investing activities	(4.4)	207.3	(23.4)	—	179.5

Cash flows from financing activities:
Intercompany financings, net	476.7	(550.0)	73.3	—	—
Net (repayment of) proceeds from notes payable	(290.0)	—	9.0	—	(281.0)
Principal payments of long-term debt	(91.7)	(5.4)	(2.4)	—	(99.5)
Exercise of employee stock options	19.2	—	—	—	19.2
Excess tax benefits from share-based payment awards	6.4	—	—	—	6.4
Proceeds from employee stock purchases	2.9	—	—	—	2.9
Proceeds from issuance of long-term debt	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—
Payment of financing costs of long-term debt	—	—	—	—	—

Net cash provided by (used in) financing activities	123.5	(555.4)	79.9	—	(352.0)

Effect of exchange rate changes on cash and cash investments	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash investments	1.3	(1.8)	4.9	—	4.4
Cash and cash investments, beginning of period	0.3	2.8	17.4	—	20.5

Cash and cash investments, end of period	$1.6	$1.0	$22.3	$—	$24.9

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2007
Net cash (used in) provided by operating activities	$(10.3)	$191.7	$(3.7)	$—	$177.7

Cash flows from investing activities:
Proceeds from sales of businesses	(4.0)	7.8	(0.8)	—	3.0
Proceeds from sales of assets	—	0.8	1.5	—	2.3
Purchase of business, net of cash acquired	(1.6)	(384.2)	(0.5)	—	(386.3)
Purchases of property, plant and equipment	(2.8)	(12.4)	(31.8)	—	(47.0)
Investment in equity method investee	—	(0.6)	—	—	(0.6)
Proceeds from formation of joint venture	—	—	185.6	—	185.6
Payment of accrued earn-out amount	—	(2.8)	—	—	(2.8)
Other investing activities	—	—	—	—	—

Net cash (used in) provided by investing activities	(8.4)	(391.4)	154.0	—	(245.8)

Cash flows from financing activities:
Intercompany financings, net	(33.3)	205.7	(172.4)	—	—
Net (repayment of) proceeds from notes payable	(13.0)	—	10.9	—	(2.1)
Principal payments of long-term debt	(150.9)	(6.0)	(6.2)	—	(163.1)
Exercise of employee stock options	12.5	—	—	—	12.5
Excess tax benefits from share-based payment awards	7.4	—	—	—	7.4
Proceeds from employee stock purchases	3.0	—	—	—	3.0
Proceeds from issuance of long-term debt	700.0	—	16.1	—	716.1
Purchases of treasury stock	(500.0)	—	—	—	(500.0)
Payment of financing costs of long-term debt	(6.1)	—	—	—	(6.1)

Net cash provided by (used in) financing activities	19.6	199.7	(151.6)	—	67.7

Effect of exchange rate changes on cash and cash investments	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash investments	0.9	—	(1.2)	—	(0.3)
Cash and cash investments, beginning of period	2.4	1.1	30.0	—	33.5

Cash and cash investments, end of period	$3.3	$1.1	$28.8	$—	$33.2

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
     For the six months ended August 31, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist primarily of inventory write-downs of $47.6 million, restructuring charges of $36.0 million, and impairment of intangible assets of $21.8 million associated primarily with the Australian Initiative; the loss of $23.2 million in connection with the June 2008 sale of the Pacific Northwest Business; the flow through of inventory step-up of $10.6 million associated primarily with the BWE Acquisition; the net loss of $8.3 million in connection with the sale of a nonstrategic Canadian distilling facility; and accelerated depreciation, acquisition-related integration costs and other costs of $6.3 million, $6.1 million and $5.2 million, respectively, associated primarily with the Fiscal 2008 Plan, the Fiscal 2007 Wine Plan and the Australian Initiative. For the six months ended August 31, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist primarily of an impairment loss on an Australian investment of $4.1 million. For the six months ended August 31, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist primarily of the loss of $6.6 million on the contribution of the U.K. wholesale business; the flow through of inventory step-up of $5.2 million associated primarily with the Company’s acquisition of Vincor; accelerated depreciation of $4.2 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; acquisition-related integration costs of $3.6 million associated primarily with the Vincor Plan; and other costs and restructuring charges of $1.4 million and $0.8 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan. For the six months ended August 31, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist of the flow through of inventory step-up of $0.2 million associated with the Opus One investment.

     For the three months ended August 31, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist primarily of inventory write-downs of $47.6 million, restructuring charges of $35.5 million, and impairment of intangible assets of $21.8 million associated primarily with the Australian Initiative; the net loss of $7.8 million in connection with the sale of a nonstrategic Canadian distilling facility; the flow through of inventory step-up of $4.3 million associated primarily with the BWE Acquisition; and other costs of $3.7 million associated primarily with the Australian Initiative and the Fiscal 2007 Wine Plan. For the three months ended August 31, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist primarily of an impairment loss on an Australian investment of $4.1 million. For the three months ended August 31, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist primarily of the flow through of inventory step-up of $2.3 million associated primarily with the Company’s acquisition of Vincor; accelerated depreciation of $2.1 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; acquisition-related integration costs of $1.6 million associated primarily with the Vincor Plan; other costs and restructuring charges of $0.9 million and $0.4 million, respectively, associated with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan; and an additional loss on the contribution of the U.K. wholesale business of $0.5 million.
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
     Segment information is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2008	2007	2008	2007
Constellation Wines:
Net sales:
Branded wine	$1,547.8	$1,358.8	$782.1	$738.9
Wholesale and other	125.8	233.3	65.3	48.9

Net sales	$1,673.6	$1,592.1	$847.4	$787.8
Segment operating income	$293.5	$211.1	$149.0	$124.9
Equity in earnings of equity method investees	$2.2	$3.9	$(0.2)	$1.3
Long-lived tangible assets	$1,632.1	$1,586.3	$1,632.1	$1,586.3
Investment in equity method investees	$227.2	$241.3	$227.2	$241.3
Total assets	$8,040.8	$8,381.2	$8,040.8	$8,381.2
Capital expenditures	$47.0	$40.1	$27.5	$25.2
Depreciation and amortization	$73.0	$65.6	$35.2	$32.4

Constellation Spirits:
Net sales	$214.7	$201.7	$109.1	$104.8
Segment operating income	$34.1	$36.7	$23.3	$20.9
Long-lived tangible assets	$80.7	$100.7	$80.7	$100.7
Total assets	$1,084.7	$1,098.4	$1,084.7	$1,098.4
Capital expenditures	$4.0	$5.4	$1.7	$2.9
Depreciation and amortization	$6.3	$6.7	$2.9	$3.5

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2008	2007	2008	2007
Corporate Operations and Other:
Net sales	$—	$—	$—	$—
Segment operating loss	$(50.2)	$(40.4)	$(26.2)	$(20.7)
Long-lived tangible assets	$39.8	$41.6	$39.8	$41.6
Total assets	$145.9	$91.9	$145.9	$91.9
Capital expenditures	$1.0	$1.5	$0.6	$1.2
Depreciation and amortization	$5.9	$4.7	$2.9	$2.4

Crown Imports:
Net sales	$1,404.6	$1,380.8	$732.1	$722.7
Segment operating income	$287.4	$303.6	$148.8	$157.3
Long-lived tangible assets	$4.1	$3.9	$4.1	$3.9
Total assets	$400.1	$362.5	$400.1	$362.5
Capital expenditures	$0.1	$1.9	$0.1	$0.8
Depreciation and amortization	$0.5	$0.3	$0.2	$0.2

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs:
Operating loss	$(165.2)	$(22.0)	$(124.6)	$(7.9)
Equity in losses of equity method investees	$(4.1)	$(0.2)	$(4.1)	$—

Consolidation and Eliminations:
Net sales	$(1,404.6)	$(1,380.8)	$(732.1)	$(722.7)
Operating income	$(287.4)	$(303.6)	$(148.8)	$(157.3)
Equity in earnings of Crown Imports	$144.1	$152.2	$74.4	$78.8
Long-lived tangible assets	$(4.1)	$(3.9)	$(4.1)	$(3.9)
Investment in equity method investees	$150.4	$159.6	$150.4	$159.6
Total assets	$(249.7)	$(202.9)	$(249.7)	$(202.9)
Capital expenditures	$(0.1)	$(1.9)	$(0.1)	$(0.8)
Depreciation and amortization	$(0.5)	$(0.3)	$(0.2)	$(0.2)

Consolidated:
Net sales	$1,888.3	$1,793.8	$956.5	$892.6
Operating income	$112.2	$185.4	$21.5	$117.2
Equity in earnings of equity method investees	$142.2	$155.9	$70.1	$80.1
Long-lived tangible assets	$1,752.6	$1,728.6	$1,752.6	$1,728.6
Investment in equity method investees	$377.6	$400.9	$377.6	$400.9
Total assets	$9,421.8	$9,731.1	$9,421.8	$9,731.1
Capital expenditures	$52.0	$47.0	$29.8	$29.3
Depreciation and amortization	$85.2	$77.0	$41.0	$38.3

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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS No. 161 for its interim period beginning December 1, 2008, with earlier application encouraged. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company as of March 1, 2009, and will be applied prospectively to future business combinations. Earlier adoption is prohibited.
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
     Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The past surplus of Australian wine made very low cost bulk wine available to these U.K. retailers which allowed certain of these large retailers to create and build private label brands in the Australian wine category. In January 2008, the Company implemented a price increase in the U.K. to cover certain cost increases. In March 2008, the U.K. announced a significant increase in duty as well as the expectation for future annual increases to approximate two percentage points above the rate of inflation. The Company immediately implemented an additional price increase in an effort to offset the impact of this March 2008 duty increase. In addition, the Company also implemented a price increase in Australia during the first quarter of calendar 2008 to improve profitability. These price increases have had the expected effect of negatively impacting volumes for these businesses for Second Quarter 2009 (as defined below) and Six Months 2009 (as defined below).

     The calendar years 2004, 2005 and 2006 were years of record Australian grape harvests that contributed to a surplus of Australian bulk wine. The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. As a result of various conditions surrounding the calendar 2008 Australian grape harvest, the Company previously expected the supply of wine to continue to move toward balance with demand. However, the calendar 2008 Australian grape harvest was higher than expected, primarily within the cool climate regions, and as a result, the surplus with regards to cool climate varietals continues to persist in the Australian wine industry. As such, the Company does not expect the highly competitive conditions in the U.K. and Australian markets to subside in the near term. In the U.S., although the Company expects the yield of the calendar 2008 grape harvest to approximate or decline slightly from the calendar 2007 grape harvest, the Company expects the overall supply of wine to remain generally in balance with demand.
     For the three months ended August 31, 2008 (“Second Quarter 2009”), the Company’s net sales increased 7% over the three months ended August 31, 2007 (“Second Quarter 2008”), primarily due to net sales of branded wine acquired in the BWE Acquisition (see “Acquisitions in Fiscal 2008” below) and the Company’s Constellation Wines segment’s Fiscal 2008 (as defined below) initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed below, partially offset by a decrease in net sales primarily due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands (see “Divestitures in Fiscal 2009 and Fiscal 2008” below). Operating income decreased 82% over the comparable prior year period primarily due to $104.6 million of charges recognized in Second Quarter 2009 in connection with the Company’s plan to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio, the “Australian Initiative.” As a result of these factors combined with the recognition of a tax valuation allowance against the net operating losses recognized in Australia, primarily as a result of the Australian Initiative, the Company recognized a net loss for Second Quarter 2009 as compared to net income for Second Quarter 2008.
     For the six months ended August 31, 2008 (“Six Months 2009”), the Company’s net sales increased 5% over the six months ended August 31, 2007 (“Six Months 2008”), primarily due to the Company’s Fiscal 2008 initiative to reduce distributor wine inventory levels in the U.S. and net sales of branded wine acquired in the BWE Acquisition, partially offset by a decrease in net sales primarily due to the Matthew Clark investment (see “Equity Method Investment in Fiscal 2008” below). Operating income decreased 39% over the comparable prior year period resulting primarily from the charges recognized in Second Quarter 2009 in connection with the Australian Initiative, partially offset by increases in the Constellation Wines segment due primarily to increased net sales discussed above in connection with the Fiscal 2008 distributor wine inventory reduction initiative without a corresponding increase in promotional, advertising, and selling, general and administrative spend within the Constellation Wines segment, and the incremental benefit from the BWE Acquisition. Net income decreased 79% over the comparable prior year period primarily due to these factors combined with the recognition of the tax valuation allowance against the net operating losses recognized in Australia, primarily as a result of the Australian Initiative, and a decrease in equity in earnings of equity method investees.

     The Company’s Constellation Wines segment implemented a program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008, in response to the consolidation of distributors over the past few years and supply chain technology improvements. As distributors are looking to operate with lower levels of inventory while maintaining appropriate service levels to retailers, the Company has worked closely with its distributors to improve supply-chain efficiencies. The Company substantially completed its reduction of distributor wine inventory levels during the second quarter of fiscal 2008. This initiative had a significant impact on the Company’s fiscal year ended February 29, 2008 (“Fiscal 2008”) financial performance, including a reduction of net sales of approximately $110 million and a reduction in diluted earnings per share of approximately $0.15 per share.
     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Second Quarter 2009 compared to Second Quarter 2008 and Six Months 2009 compared to Six Months 2008 and (ii) financial liquidity and capital resources for Six Months 2009. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the fiscal year ending February 28, 2009 (“Fiscal 2009”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for Fiscal 2008. References to base branded wine net sales, base branded wine gross profit and base branded wine business exclude the impact of (i) branded wine acquired in the BWE Acquisition and (ii) branded wine disposed of in the Almaden and Inglenook divestiture and the Pacific Northwest Business divestiture (see “Divestitures in Fiscal 2009 and Fiscal 2008” below), as appropriate.
Acquisitions in Fiscal 2008
     Acquisition of BWE
     On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), an indirect wholly-owned subsidiary of Fortune Brands, Inc., together with BWE’s subsidiaries: Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc. (the “BWE Acquisition”). As a result of the BWE Acquisition, the Company acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California, as well as various super-premium and fine California wine brands including Clos du Bois and Wild Horse. In June 2008, the Company sold certain assets acquired in the BWE Acquisition (see “Divestitures in Fiscal 2009 and Fiscal 2008” below).
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

Divestitures in Fiscal 2009 and Fiscal 2008
      Pacific Northwest Business
     In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and excess production capacity. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $23.2 million for Six Months 2009, which includes a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
      Almaden and Inglenook
     In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin value-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.7 million. The Company recorded a loss of $27.8 million on this sale in the fourth quarter of fiscal 2008.
Results of Operations
Second Quarter 2009 Compared to Second Quarter 2008
      Net Sales
     The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Second Quarter 2009 and Second Quarter 2008.

	Second Quarter 2009 Compared to Second Quarter 2008
	Net Sales
	2009	2008	% Increase
Constellation Wines:
Branded wine	$782.1	$738.9	6%
Wholesale and other	65.3	48.9	34%

Constellation Wines net sales	847.4	787.8	8%
Constellation Spirits net sales	109.1	104.8	4%
Crown Imports net sales	732.1	722.7	1%
Consolidations and eliminations	(732.1)	(722.7)	1%

Consolidated Net Sales	$956.5	$892.6	7%

     Net sales for Second Quarter 2009 increased to $956.5 million from $892.6 million for Second Quarter 2008, an increase of $63.9 million, or 7%. This increase resulted primarily from net sales of branded wine acquired in the BWE Acquisition of $46.0 million combined with the Company’s Fiscal 2008 initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed above, partially offset by a decrease in branded wine net sales of $33.9 million due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands.

      Constellation Wines
     Net sales for Constellation Wines increased to $847.4 million for Second Quarter 2009 from $787.8 million in Second Quarter 2008, an increase of $59.6 million, or 8%. Branded wine net sales increased $43.2 million primarily due to net sales of branded wine acquired in the BWE Acquisition of $46.0 million and the distributor wine inventory reduction initiative discussed above, partially offset by a $33.9 million decrease in net sales associated with the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands discussed above. Wholesale and other net sales increased $16.4 million primarily due to timing of bulk sales in the U.S. and growth in U.K. cider.
      Constellation Spirits
     Net sales for Constellation Spirits increased to $109.1 million for Second Quarter 2009 from $104.8 million for Second Quarter 2008, an increase of $4.3 million, or 4%. This increase resulted primarily from volume growth within the Company’s branded spirits portfolio which was driven primarily by Svedka.
      Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
      Gross Profit
     The Company’s gross profit decreased to $305.8 million for Second Quarter 2009 from $309.7 million for Second Quarter 2008, a decrease of $3.9 million, or (1%), primarily due to an increase in unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, of $49.7 million. This increase resulted primarily from inventory write-downs of $47.6 million in Second Quarter 2009 associated with the Company’s Australian Initiative. Partially offsetting these costs was an increase in the Constellation Wines segment’s gross profit of $44.8 million primarily due to higher U.S. base branded wine gross profit resulting primarily from the Company’s Fiscal 2008 distributor wine inventory reduction initiative and increased gross profit of $21.0 million due to the BWE Acquisition. The Constellation Spirits segment’s gross profit increased slightly as increased gross profit from the increase in branded spirits net sales was partially offset by increasing raw material costs for spirits. Gross profit as a percent of net sales decreased to 32.0% for Second Quarter 2009 from 34.7% for Second Quarter 2008 primarily due to the higher unusual items discussed above, partially offset by (i) sales of higher-margin wine brands acquired in the BWE Acquisition, (ii) the divestiture of the lower-margin Almaden and Inglenook wine brands, and (iii) higher margins in the U.S. base branded wine business resulting primarily from the prior year’s distributor wine inventory reduction initiative.

      Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $225.2 million for Second Quarter 2009 from $190.5 million for Second Quarter 2008, an increase of $34.7 million, or 18%. This increase is due to increases of $20.7 million in the Constellation Wines segment, $5.5 million in the Corporate Operations and Other segment, and an increase in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $9.9 million, partially offset by a slight decrease in the Constellation Spirits segment. The increase in the Constellation Wines segment’s selling, general and administrative expenses is due to increased general and administrative expenses of $10.8 million resulting primarily from losses on foreign currency transactions and increased selling and marketing spend of $9.9 million behind the Company’s branded wine portfolio. The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is primarily due to higher stock-based compensation expense of $2.4 million and increased consulting service fees associated with the Company’s review of its businesses and process improvement opportunities. The increase in unusual costs was primarily due to the recognition in Second Quarter 2009 of a $7.8 million net loss in connection with the August 2008 sale of a nonstrategic Canadian distilling facility.
     Selling, general and administrative expenses as a percent of net sales increased to 23.5% for Second Quarter 2009 as compared to 21.3% for Second Quarter 2008 primarily due to the factors discussed above, partially offset by a margin benefit in Second Quarter 2009 resulting from the increase in U.S. base branded wine net sales associated primarily with the Fiscal 2008 distributor wine inventory reduction initiative without a corresponding increase in selling, general and administrative expenses.
      Impairment of Intangible Assets
     For Second Quarter 2009, in connection with the Australian Initiative, the Company recorded an impairment loss of $21.8 million on its Australian trademarks as a direct result of the streamlining of the Company’s Australian wine product portfolio.
      Restructuring Charges
     The Company recorded $35.5 million of restructuring charges for Second Quarter 2009 associated primarily with the Company’s Australian Initiative. Restructuring charges included $2.1 million of employee termination costs, $1.7 million of contract termination costs, $0.2 million of facility consolidation/relocation costs, and $31.5 million of impairment charges on assets held for sale in Australia. In addition, for Second Quarter 2009, the Company recorded $47.6 million of inventory write-downs and $2.3 million of accelerated depreciation in cost of product sold on the Company’s Consolidated Statements of Operations and $3.7 million of other costs in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations primarily in connection with the Australian Initiative. The Company recorded $0.4 million of restructuring charges for Second Quarter 2008 associated primarily with the Company’s plans to reorganize certain worldwide wine operations and to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”) and the Company’s plan to restructure and integrate the operations of Vincor International Inc. (“Vincor”) (the “Vincor Plan”). In addition, for Second Quarter 2008, in connection with the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”), the Fiscal 2006 Plan, and the Vincor Plan, the Company recorded $2.1 million of accelerated depreciation and $0.9 million of other costs, which were recorded in cost of product sold and selling, general and administrative expenses, respectively, on the Company’s Consolidated Statements of Operations.

     For Fiscal 2009, the Company expects to incur total restructuring charges of $47.4 million associated primarily with the Australian Initiative. In addition, with respect primarily to (i) the Australian Initiative; (ii) the Company’s plan to streamline certain of its international operations and costs associated with the consolidation of certain spirits production processes in the U.S., collectively with the U.S. Initiative, the “Fiscal 2008 Plan”; and (iii) the Fiscal 2007 Wine Plan, the Company expects to incur $47.6 million of inventory write-downs and $11.2 million of accelerated depreciation in cost of product sold on the Company’s Consolidated Statements of Operations, and $24.3 million of charges related primarily to (i) duplicative facility costs in the U.K. and (ii) contract modification costs in Australia in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
      Acquisition-Related Integration Costs
     Acquisition-related integration costs increased to $1.8 million for Second Quarter 2009 from $1.6 million for Second Quarter 2008. Acquisition-related integration costs for Second Quarter 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan. These costs included $0.3 million of employee-related costs and $1.5 million of facilities and other one-time costs. Acquisition-related integration costs for Second Quarter 2008 consisted of costs recorded primarily in connection with the Vincor Plan.
     For Fiscal 2009, the Company expects to incur total acquisition-related integration costs of $12.5 million primarily in connection with the Fiscal 2008 Plan.
      Operating Income
     The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Second Quarter 2009 and Second Quarter 2008.

	Second Quarter 2009 Compared to Second Quarter 2008
	Operating Income (Loss)
			% Increase
	2009	2008	(Decrease)
Constellation Wines	$149.0	$124.9	19%
Constellation Spirits	23.3	20.9	11%
Corporate Operations and Other	(26.2)	(20.7)	27%
Crown Imports	148.8	157.3	(5)%
Consolidations and eliminations	(148.8)	(157.3)	(5)%

Total Reportable Segments	146.1	125.1	17%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(124.6)	(7.9)	NM

Consolidated Operating Income	$21.5	$117.2	(82)%

     NM = Not Meaningful

     As a result of the factors discussed above, consolidated operating income decreased to $21.5 million for Second Quarter 2009 from $117.2 million for Second Quarter 2008, a decrease of $95.7 million, or (82%). Acquisition-related integration costs, restructuring charges and unusual costs of $124.6 million for Second Quarter 2009 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs consist primarily of inventory write-downs of $47.6 million, restructuring charges of $35.5 million, and impairment of intangible assets of $21.8 million associated primarily with the Australian Initiative; the net loss of $7.8 million in connection with the sale of a nonstrategic Canadian distilling facility; the flow through of inventory step-up of $4.3 million associated primarily with the BWE Acquisition; and other costs of $3.7 million associated primarily with the Australian Initiative and the Fiscal 2007 Wine Plan. Acquisition-related integration costs, restructuring charges and unusual costs of $7.9 million for Second Quarter 2008 consist primarily of the flow through of inventory step-up of $2.3 million associated primarily with the Company’s acquisition of Vincor; accelerated depreciation of $2.1 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; acquisition-related integration costs of $1.6 million associated primarily with the Vincor Plan; other costs and restructuring charges of $0.9 million and $0.4 million, respectively, associated with the Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan; and an additional loss on the contribution of the U.K. wholesale business of $0.5 million.
      Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $70.1 million in Second Quarter 2009 from $80.1 million in Second Quarter 2008, a decrease of $10 million, or (12%). This decrease is primarily due to lower equity in earnings of Crown Imports of $4.4 million and an impairment loss on an Australian investment of $4.1 million.
     Net sales for Crown Imports increased to $732.1 million for Second Quarter 2009 from $722.7 million for Second Quarter 2008, an increase of $9.4 million, or 1%. This increase resulted primarily from volume growth within the Crown Imports Mexican beer portfolio. Crown Imports gross profit was relatively flat, as increased net sales were offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $9.1 million, primarily due to an increase in advertising expenses resulting from timing of marketing activities during the first half of fiscal 2009. Operating income decreased $8.5 million, or (5%), primarily due to these factors.
      Interest Expense, Net
     Interest expense, net of interest income of $1.0 million and $1.0 million for Second Quarter 2009 and Second Quarter 2008, respectively, decreased to $80.7 million for Second Quarter 2009 from $86.7 million for Second Quarter 2008, a decrease of $6.0 million, or (7%). The decrease resulted primarily from approximately $417 million of debt payments during Second Quarter 2009 (which offset the increased debt borrowings as a result of the funding of the BWE Acquisition) combined with lower average interest rates for Second Quarter 2009.
      Provision for Income Taxes
     The Company’s effective tax rate for Second Quarter 2009 of 308.3% was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during Second Quarter 2009. The Company’s effective tax rate for Second Quarter 2008 of 34.8% was impacted primarily by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to uncertain tax positions and related interest.

      Net (Loss) Income
     As a result of the above factors, the Company recognized a net loss of $22.7 million for Second Quarter 2009 as compared to net income of $72.1 million for Second Quarter 2008, a decrease of $94.8 million.
Six Months 2009 Compared to Six Months 2008
      Net Sales
     The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Six Months 2009 and Six Months 2008.

	Six Months 2009 Compared to Six Months 2008
	Net Sales
			% Increase
	2009	2008	(Decrease)
Constellation Wines:
Branded wine	$1,547.8	$1,358.8	14%
Wholesale and other	125.8	233.3	(46)%

Constellation Wines net sales	1,673.6	1,592.1	5%
Constellation Spirits net sales	214.7	201.7	6%
Crown Imports net sales	1,404.6	1,380.8	2%
Consolidations and eliminations	(1,404.6)	(1,380.8)	2%

Consolidated Net Sales	$1,888.3	$1,793.8	5%

     Net sales for Six Months 2009 increased to $1,888.3 million from $1,793.8 million for Six Months 2008, an increase of $94.5 million, or 5%. This increase resulted primarily from the Company’s Fiscal 2008 initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed above, combined with net sales of branded wine acquired in the BWE Acquisition of $93.5 million and a favorable foreign currency impact of $27.9 million, partially offset by a decrease in net sales of $117.1 million due to the Matthew Clark investment, which is accounted for under the equity method of accounting, and a decrease in branded wine net sales of $58.0 million due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands.
      Constellation Wines
     Net sales for Constellation Wines increased to $1,673.6 million for Six Months 2009 from $1,592.1 million in Six Months 2008, an increase of $81.5 million, or 5%. Branded wine net sales increased $189.0 million primarily due to the distributor wine inventory reduction initiative discussed above, net sales of branded wine acquired in the BWE Acquisition of $93.5 million and a favorable foreign currency impact of $26.7 million, partially offset by a $58.0 million decrease in net sales associated with the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands. Wholesale and other net sales decreased $107.5 million primarily due to the accounting for the Matthew Clark investment under the equity method of accounting.
      Constellation Spirits
     Net sales for Constellation Spirits increased to $214.7 million for Six Months 2009 from $201.7 million for Six Months 2008, an increase of $13.0 million, or 6%. This increase resulted primarily from volume growth within the Company’s branded spirits portfolio which was driven primarily by Svedka.

      Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
      Gross Profit
     The Company’s gross profit increased to $634.8 million for Six Months 2009 from $577.9 million for Six Months 2008, an increase of $56.9 million, or 10%. The Constellation Wines segment’s gross profit increased $109.2 million primarily due to higher U.S. base branded wine gross profit resulting primarily from the Company’s Fiscal 2008 distributor wine inventory reduction initiative and increased gross profit of $43.8 million due to the BWE Acquisition. The Constellation Spirits segment’s gross profit increased slightly as increased gross profit from the increase in branded spirits net sales was partially offset by increasing raw material costs for spirits. In addition, unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $55.0 million in Six Months 2009 versus Six Months 2008. This increase resulted primarily from inventory write-downs of $47.6 million in Second Quarter 2009 associated with the Company’s Australian Initiative and increased flow through of inventory step-up of $5.4 million associated primarily with the BWE Acquisition. Gross profit as a percent of net sales increased to 33.6% for Six Months 2009 from 32.2% for Six Months 2008 primarily due to the benefit of reporting the lower margin U.K. wholesale business under the equity method of accounting for Six Months 2009, sales of higher-margin wine brands acquired in the BWE Acquisition, and higher margins in the U.S. base branded wine business resulting from the prior year’s distributor wine inventory reduction initiative, partially offset by the higher unusual items.
      Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $458.7 million for Six Months 2009 from $388.1 million for Six Months 2008, an increase of $70.6 million, or 18%. This increase is due to increases of $26.8 million in the Constellation Wines segment, $5.3 million in the Constellation Spirits segment, $9.8 million in the Corporate Operations and Other segment, and an increase in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $28.7 million. The increase in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to increased general and administrative expenses of $17.2 million resulting primarily from losses on foreign currency transactions and increased selling and marketing spend of $9.6 million behind the Company’s branded wine portfolio. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to an increase in advertising and marketing spend behind the branded spirits portfolio. The Corporate Operations and Other segment’s selling, general and administrative expenses were up primarily due to higher consulting service fees associated with the Company’s review of its businesses and process improvement opportunities, combined with additional costs to support the growth of the Company. The increase in unusual costs was primarily due to the recognition in Six Months 2009 of the $23.2 million loss discussed previously in connection with the June 2008 sale of the Pacific Northwest Business and an $8.3 million net loss in connection with the August 2008 sale of the nonstrategic Canadian distilling facility.

     Selling, general and administrative expenses as a percent of net sales increased to 24.3% for Six Months 2009 as compared to 21.6% for Six Months 2008 primarily due to the higher unusual costs, the impact of reporting the lower margin U.K. wholesale business under the equity method of accounting for Six Months 2009, and increases in the Corporate segment’s general and administrative expenses without corresponding increases in the Company’s net sales, partially offset by a margin benefit in Six Months 2009 resulting primarily from the increase in U.S. base branded wine net sales associated with the Fiscal 2008 distributor wine inventory reduction initiative without a corresponding increase in selling, general and administrative expenses.
      Impairment of Intangible Assets
     As previously discussed, for Second Quarter 2009, in connection with the Australian Initiative, the Company recorded an impairment loss of $21.8 million on its Australian trademarks as a direct result of the streamlining of the Company’s Australian wine product portfolio.
      Restructuring Charges
     The Company recorded $36.0 million of restructuring charges for Six Months 2009 associated primarily with the Australian Initiative. Restructuring charges included $2.4 million of employee termination costs, $1.6 million of contract termination costs, $0.5 million of facility consolidation/relocation costs, and $31.5 million of impairment charges on assets held for sale in Australia. In addition, for Six Months 2009, the Company recorded $47.6 million of inventory write-downs and $6.3 million of accelerated depreciation in cost of product sold on the Company’s Consolidated Statements of Operations and $5.2 million of other costs in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations primarily in connection with the Australian Initiative and the Fiscal 2007 Wine Plan. The Company recorded $0.8 million of restructuring charges for Six Months 2008 associated primarily with the Company’s Fiscal 2006 Plan. In addition, in connection with the Company’s Fiscal 2007 Wine Plan, the Fiscal 2006 Plan and the Vincor Plan, the Company recorded (i) $4.2 million of accelerated depreciation and $0.1 million of inventory write-downs and (ii) $1.4 million of other costs, which were recorded in cost of product sold and selling, general and administrative expenses, respectively, on the Company’s Consolidated Statements of Operations for Six Months 2008.
     For Fiscal 2009, the Company expects to incur total restructuring charges of $47.4 million associated primarily with the Australian Initiative. In addition, with respect primarily to (i) the Australian Initiative; (ii) the Company’s plan to streamline certain of its international operations and costs associated with the consolidation of certain spirits production processes in the U.S., collectively with the U.S. Initiative, the “Fiscal 2008 Plan”; and (iii) the Fiscal 2007 Wine Plan, the Company expects to incur $47.6 million of inventory write-downs and $11.2 million of accelerated depreciation in cost of product sold on the Company’s Consolidated Statements of Operations, and $24.3 million of charges related primarily to (i) duplicative facility costs in the U.K. and (ii) contract modification costs in Australia in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
      Acquisition-Related Integration Costs
     Acquisition-related integration costs increased to $6.1 million for Six Months 2009 from $3.6 million for Six Months 2008. Acquisition-related integration costs for Six Months 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan. These costs included $2.6 million of employee-related costs and $3.5 million of facilities and other one-time costs. Acquisition-related integration costs for Six Months 2008 consisted of costs recorded primarily in connection with the Vincor Plan.

     For Fiscal 2009, the Company expects to incur total acquisition-related integration costs of $12.5 million primarily in connection with the Fiscal 2008 Plan.
      Operating Income
     The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Six Months 2009 and Six Months 2008.

	Six Months 2009 Compared to Six Months 2008
	Operating Income (Loss)
			% Increase
	2009	2008	(Decrease)
Constellation Wines	$293.5	$211.1	39%
Constellation Spirits	34.1	36.7	(7)%
Corporate Operations and Other	(50.2)	(40.4)	24%
Crown Imports	287.4	303.6	(5)%
Consolidations and eliminations	(287.4)	(303.6)	(5)%

Total Reportable Segments	277.4	207.4	34%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(165.2)	(22.0)	NM

Consolidated Operating Income	$112.2	$185.4	(39)%

     As a result of the factors discussed above, consolidated operating income decreased to $112.2 million for Six Months 2009 from $185.4 million for Six Months 2008, a decrease of $73.2 million, or (39%). Acquisition-related integration costs, restructuring charges and unusual costs of $165.2 million for Six Months 2009 consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs consist primarily of inventory write-downs of $47.6 million, restructuring charges of $36.0 million, and impairment of intangible assets of $21.8 million associated primarily with the Australian Initiative; the loss of $23.2 million in connection with the June 2008 sale of the Pacific Northwest Business; the flow through of inventory step-up of $10.6 million associated primarily with the BWE Acquisition; the net loss of $8.3 million in connection with the sale of the nonstrategic Canadian distilling facility; and accelerated depreciation, acquisition-related integration costs and other costs of $6.3 million, $6.1 million and $5.2 million, respectively, associated primarily with the Fiscal 2008 Plan, the Fiscal 2007 Wine Plan and the Australian Initiative. Acquisition-related integration costs, restructuring charges and unusual costs of $22.0 million for Six Months 2008 consist primarily of the loss of $6.6 million on the contribution of the U.K. wholesale business; the flow through of inventory step-up of $5.2 million associated primarily with the Company’s acquisition of Vincor; accelerated depreciation of $4.2 million associated with the Fiscal 2007 Wine Plan and Fiscal 2006 Plan; acquisition-related integration costs of $3.6 million associated primarily with the Vincor Plan; and other costs and restructuring charges of $1.4 million and $0.8 million, respectively, associated primarily with the Fiscal 2006 Plan and Fiscal 2007 Wine Plan.
      Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $142.2 million in Six Months 2009 from $155.9 million in Six Months 2008, a decrease of $13.7 million, or (9%). This decrease is primarily due to lower equity in earnings of Crown Imports of $8.1 million and an impairment loss on an Australian investment of $4.1 million.

     Net sales for Crown Imports increased to $1,404.6 million for Six Months 2009 from $1,380.8 million for Six Months 2008, an increase of $23.8 million, or 2%. This increase resulted primarily from volume growth within the Crown Imports Mexican beer portfolio. Crown Imports gross profit was relatively flat, as increased net sales were offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $16.5 million, primarily due to an increase in advertising expenses resulting from timing of marketing activities during the first half of fiscal 2009. Operating income decreased $16.2 million, or (5%), primarily due to these factors.
     Interest Expense, Net
     Interest expense, net of interest income of $2.0 million and $1.4 million, for Six Months 2009 and Six Months 2008, respectively, was relatively flat at $167.3 million for Six Months 2009 compared to $166.4 million for Six Months 2008. This was due primarily to higher average borrowings for Six Months 2009 as a result of the funding of the BWE Acquisition being offset by lower average interest rates for Six Months 2009.
     Provision for Income Taxes
     The Company’s effective tax rate for Six Months 2009 of 74.9% was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during Second Quarter 2009. The Company’s effective tax rate for Six Months 2008 of 41.7% was impacted primarily by the recognition of a nondeductible pretax loss in the first quarter of fiscal 2008 in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and increases to uncertain tax positions and related interest, partially offset by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions.
     Net Income
     As a result of the above factors, net income decreased to $21.9 million for Six Months 2009 from $101.9 million for Six Months 2008, a decrease of $80.0 million, or (79%).
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

Six Months 2009 Cash Flows
     Operating Activities
     Net cash provided by operating activities for Six Months 2009 was $176.8 million, which resulted primarily from $21.9 million of net income, plus $236.2 million of net non-cash items charged to the Consolidated Statements of Operations and $59.1 million of other, net, less $140.4 million representing the net change in the Company’s operating assets and liabilities.
     The net non-cash items consisted primarily of depreciation of property, plant and equipment; write-down of inventory associated with the Australian Initiative; the loss on disposal or impairment of long-lived assets, net, primarily in connection with the Australian Initiative; stock-based compensation expense; the impairment of intangible assets associated with the Australian Initiative; and the loss on businesses sold in connection with the sale of the Pacific Northwest Business.
     The net change in operating assets and liabilities resulted primarily from increases in accounts receivable and inventories of $76.0 million and $28.3 million, respectively, and a decrease in other accrued expenses and liabilities of $65.5 million. The increase in accounts receivable is primarily due to seasonality as January and February are typically the Company’s lowest selling months. The increase in inventories is primarily attributable to increases in Australian and New Zealand inventory levels resulting from their 2008 grape harvests. The decrease in other accrued expenses and liabilities is primarily attributable to a reduction in accrued salaries and commissions due in large part to the payment of year-end bonus accruals during the first quarter of fiscal 2009, cash payments of restructuring liabilities during Six Months 2009, and a reduction in accrued interest due to lower average interest rates in Six Months 2009 combined with timing of interest payments.
     The other, net, consisted primarily of (i) cash proceeds of $27.5 million for tenant allowances received in connection with the Company’s 19.5 year lease of a new warehousing and production facility in the U.K. as part of the Fiscal 2007 Wine Plan; (ii) $9.6 million of non-cash loss associated with the settlement of pension and post-retirement liabilities as a result of the sale of a nonstrategic Canadian distilling facility; (iii) $8.1 million of non-cash losses primarily on foreign currency denominated intercompany balances, net of non-cash gains on derivative instruments designed to economically hedge foreign currency risk associated with foreign currency denominated intercompany balances; and (iv) $7.4 million non-cash losses on contractual obligations recorded in connection with the sale of the Pacific Northwest Business.
     Investing Activities
     Net cash provided by investing activities for Six Months 2009 was $179.5 million, which resulted primarily from the proceeds from the sale of the Pacific Northwest Business of $204.2 million, net of direct costs to sell, less $52.0 million of capital expenditures.
     Financing Activities
     Net cash used in financing activities for Six Months 2009 was $352.0 million resulting primarily from net repayment of notes payable of $281.0 million and principal payments of long-term debt of $99.5 million.

Debt
     Total debt outstanding as of August 31, 2008, amounted to $4,837.8 million, a decrease of $419.7 million from February 29, 2008. The ratio of total debt to total capitalization decreased to 64.4% as of August 31, 2008, from 65.5% as of February 29, 2008.
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
     As of August 31, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of fiscal 2009 and for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2009	$120.0	$2.0	$122.0
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$840.0	$1,440.0	$2,280.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of August 31, 2008, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

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
     As of August 31, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $840.0 million bearing an interest rate of 3.8%, tranche B term loans of $1,440.0 million bearing an interest rate of 4.1%, revolving loans of $18.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $36.7 million, and $845.3 million in revolving loans available to be drawn.
     As of September 30, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $780.0 million bearing an interest rate of 3.8%, tranche B term loans of $1,439.0 million bearing an interest rate of 4.2%, revolving loans of $10.0 million bearing an interest rate of 5.3%, outstanding letters of credit of $35.2 million, and $854.8 million in revolving loans available to be drawn.
     As of August 31, 2008, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For Six Months 2009 and Six Months 2008, the Company reclassified $5.6 million and $3.5 million, net of income tax effect, respectively, from Accumulated Other Comprehensive Income (“AOCI”) to interest expense, net on the Company’s Consolidated Statements of Operations. For Second Quarter 2009 and Second Quarter 2008, the Company reclassified $3.2 million and $1.7 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.
     Senior Notes
     As of August 31, 2008, the Company had outstanding £1.0 million ($1.8 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of August 31, 2008, the Company had outstanding £154.0 million ($280.3 million, net of $0.1 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.

     As of August 31, 2008, the Company had outstanding $694.2 million (net of $5.8 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”). The August 2006 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium.
     On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. The May 2007 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium. As of August 31, 2008, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.
     On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. The December 2007 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium. As of August 31, 2008, the Company had outstanding $497.0 million (net of $3.0 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
     Senior Subordinated Notes
     As of August 31, 2008, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.
     Subsidiary Credit Facilities
     The Company has additional credit arrangements totaling $410.9 million as of August 31, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2008, amounts outstanding under these arrangements were $116.5 million.

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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS No. 161 for its interim period beginning December 1, 2008, with earlier application encouraged. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company as of March 1, 2009, and will be applied prospectively to future business combinations. Earlier adoption is prohibited.
Information Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, and (iii) information concerning expected actions of third parties are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that the Company’s purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

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
     Foreign currency derivative contracts are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2008, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.
     As of August 31, 2008, and August 31, 2007, the Company had outstanding foreign exchange derivative instruments with a notional value of $3,081.0 million and $2,295.6 million, respectively. Approximately 84.8% of the Company’s total exposures were hedged as of August 31, 2008. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2008, and August 31, 2007, the fair value of open foreign exchange contracts would have been decreased by $143.8 million and $165.1 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
     The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,500.1 million and $2,223.1 million as of August 31, 2008, and August 31, 2007, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2008, and August 31, 2007, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $139.4 million and $105.6 million, respectively.
     As of August 31, 2008, and August 31, 2007, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of August 31, 2008, and August 31, 2007, would have increased the fair value of the interest rate swaps by $15.0 million and $28.3 million, respectively.
     In addition to the $2,500.1 million and $2,223.1 million estimated fair value of fixed rate debt outstanding as of August 31, 2008, and August 31, 2007, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of August 31, 2008, and August 31, 2007, of $2,367.0 million and $2,519.8 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of August 31, 2008, and August 31, 2007, is $23.7 million and $25.2 million, respectively.

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
Internal Control Over Financial Reporting
     In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 17, 2008 (the “Annual Meeting”), the holders of the Company’s Class A Common Stock (the “Class A Stock”), voting as a separate class, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company’s Class A Stock and Class B Common Stock (the “Class B Stock”), voting together as a single class with holders of Class A Stock having one (1) vote per share and holders of Class B Stock having ten (10) votes per share, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock and Class B Stock voting together as a single class.
     In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon a proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2009.

     Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.
     I. The results of the voting for the election of Directors of the Company are as follows:
          Directors Elected by the Holders of Class A Stock:

Nominee	For	Withheld
Jeananne K. Hauswald	134,597,886	31,910,213
Thomas C. McDermott	133,021,864	33,486,235
Paul L. Smith	140,964,299	25,543,800
          Directors Elected by the Holders of Class A Stock and Class B Stock:

Nominee	For	Withheld
Barry A. Fromberg	378,447,142	23,950,017
James A. Locke III	324,378,795	78,018,364
Peter M. Perez	399,334,574	3,062,585
Richard Sands	376,860,786	25,536,373
Robert Sands	377,377,313	25,019,846
Peter H. Soderberg	367,763,237	34,633,922
Mark Zupan	378,497,293	23,899,866
     II. The selection of KPMG LLP was ratified with the following votes:

For:	400,573,107
Against:	525,926
Abstain:	1,298,126
Broker Nonvotes:	-0-
Item 6. Exhibits
     Exhibits required to be filed by Item 601 of Regulation S-K.
     For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 58 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
Dated: October 10, 2008	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President,
Finance and Controller

Dated: October 10, 2008	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Arrangement Agreement dated April 2, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 2, 2006 and incorporated herein by reference).

2.2	Amending Agreement, dated as of April 21, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

2.3	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.5	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.6	Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.7	Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

Exhibit No.

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.6	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).#

4.7	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

Exhibit No.

4.8	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.9	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.10	Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.11	Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.12	Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007 and incorporated herein by reference).

4.13	Supplemental Indenture No. 16, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.14	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

Exhibit No.

4.15	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

4.16	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.17	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.18	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.19	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.20	Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.21	Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007 and incorporated herein by reference).

Exhibit No.

4.22	Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.23	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.24	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.25	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.26	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007 and incorporated herein by reference).

4.27	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.28	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

Exhibit No.

4.29	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.30	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.31	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.32	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.33	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.34	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

Exhibit No.

4.35	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.36	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007 and incorporated herein by reference).

4.37	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

10.1	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008) (filed herewith).*

10.2	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008) (filed herewith).*

10.3	Description of Compensation Arrangements for Non-Management Directors (filed herewith).*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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