Form 10-Q
period 2008-11-30
CONSTELLATION BRANDS, INC.
filed 2009-01-09
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2008, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	195,045,677
Class B Common Stock, par value $.01 per share	23,743,494
Class 1 Common Stock, par value $.01 per share	None

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” under Part II — Item 1A of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30,	February 29,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash investments	$181.3	$20.5
Accounts receivable, net	813.4	731.6
Inventories	1,978.5	2,179.5
Prepaid expenses and other	172.2	267.4

Total current assets	3,145.4	3,199.0
PROPERTY, PLANT AND EQUIPMENT, net	1,582.8	2,035.0
GOODWILL	2,915.2	3,123.9
INTANGIBLE ASSETS, net	1,041.0	1,190.0
OTHER ASSETS, net	424.1	504.9

Total assets	$9,108.5	$10,052.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$206.0	$379.5
Current maturities of long-term debt	451.6	229.3
Accounts payable	344.6	349.4
Accrued excise taxes	117.7	62.4
Other accrued expenses and liabilities	608.5	697.7

Total current liabilities	1,728.4	1,718.3

LONG-TERM DEBT, less current maturities	4,124.4	4,648.7

DEFERRED INCOME TAXES	551.2	535.8

OTHER LIABILITIES	362.8	384.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 315,000,000 shares; Issued, 223,385,636 shares at November 30, 2008, and 221,296,639 shares at February 29, 2008	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,749,294 shares at November 30, 2008, and 28,782,954 shares at February 29, 2008	0.3	0.3
Additional paid-in capital	1,410.7	1,344.0
Retained earnings	1,410.3	1,306.0
Accumulated other comprehensive income	137.6	736.0

	2,961.1	3,388.5

Less: Treasury stock -
Class A Common Stock, 28,403,532 shares at November 30, 2008, and 29,020,781 shares at February 29, 2008, at cost	(617.2)	(620.4)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2008, and February 29, 2008, at cost	(2.2)	(2.2)

	(619.4)	(622.6)

Total stockholders’ equity	2,341.7	2,765.9

Total liabilities and stockholders’ equity	$9,108.5	$10,052.8

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2008	2007	2008	2007
SALES	$3,758.1	$3,749.7	$1,306.9	$1,406.4
Less — Excise taxes	(838.6)	(861.1)	(275.7)	(311.6)

Net sales	2,919.5	2,888.6	1,031.2	1,094.8
COST OF PRODUCT SOLD	(1,880.7)	(1,918.8)	(627.2)	(702.9)

Gross profit	1,038.8	969.8	404.0	391.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(659.2)	(580.2)	(200.5)	(192.1)
IMPAIRMENT OF INTANGIBLE ASSETS	(21.8)	—	—	—
RESTRUCTURING CHARGES	(40.3)	(0.7)	(4.3)	0.1
ACQUISITION-RELATED INTEGRATION COSTS	(7.6)	(5.2)	(1.5)	(1.6)

Operating income	309.9	383.7	197.7	198.3
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	218.5	230.1	76.3	74.2
INTEREST EXPENSE, net	(245.7)	(248.8)	(78.4)	(82.4)

Income before income taxes	282.7	365.0	195.6	190.1
PROVISION FOR INCOME TAXES	(177.3)	(143.5)	(112.1)	(70.5)

NET INCOME	$105.4	$221.5	$83.5	$119.6

SHARE DATA:
Earnings per common share:
Basic — Class A Common Stock	$0.49	$1.02	$0.39	$0.56

Basic — Class B Common Stock	$0.45	$0.92	$0.35	$0.51

Diluted — Class A Common Stock	$0.48	$0.99	$0.38	$0.55

Diluted — Class B Common Stock	$0.44	$0.91	$0.35	$0.50

Weighted average common shares outstanding:
Basic — Class A Common Stock	193.656	196.191	194.451	191.578
Basic — Class B Common Stock	23.756	23.817	23.744	23.809

Diluted — Class A Common Stock	219.970	224.093	220.006	219.432
Diluted — Class B Common Stock	23.756	23.817	23.744	23.809
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105.4	$221.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	109.2	109.3
Write-down of inventory associated with the Australian Initiative	47.6	—
Stock-based compensation expense	34.1	24.1
Loss (gain) on disposal or impairment of long-lived assets, net	29.3	(4.9)
Impairment of intangible assets	21.8	—
Loss on businesses sold	15.8	6.8
Amortization of intangible and other assets	10.0	8.2
Deferred tax provision	9.6	29.9
Equity in earnings of equity method investees, net of distributed earnings	8.6	10.5
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(187.4)	(200.2)
Inventories	(176.6)	(58.5)
Prepaid expenses and other current assets	16.4	10.7
Accounts payable	38.3	48.7
Accrued excise taxes	75.9	46.9
Other accrued expenses and liabilities	39.5	54.8
Other, net	133.4	(55.5)

Total adjustments	225.5	30.8

Net cash provided by operating activities	330.9	252.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses	204.2	3.0
Capital distributions from equity method investees	20.7	—
Proceeds from sales of assets	18.9	8.7
Purchases of businesses, net of cash acquired	0.2	(389.7)
Purchases of property, plant and equipment	(95.6)	(79.5)
Investment in equity method investee	(1.0)	(1.5)
Payment of accrued earn-out amount	—	(4.0)
Proceeds from formation of joint venture	—	185.6
Other investing activities	9.9	—

Net cash provided by (used in) investing activities	157.3	(277.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(225.2)	(168.6)
Net repayment of notes payable	(137.4)	(57.6)
Exercise of employee stock options	25.5	17.7
Excess tax benefits from share-based payment awards	7.0	11.4
Proceeds from employee stock purchases	2.9	3.0
Proceeds from issuance of long-term debt	—	716.1
Purchases of treasury stock	—	(500.0)
Payment of financing costs of long-term debt	—	(6.1)

Net cash (used in) provided by financing activities	(327.2)	15.9

Effect of exchange rate changes on cash and cash investments	(0.2)	0.6

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	160.8	(8.6)
CASH AND CASH INVESTMENTS, beginning of period	20.5	33.5

CASH AND CASH INVESTMENTS, end of period	$181.3	$24.9

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$18.9	$431.1
Liabilities assumed	(6.2)	(40.0)

Net assets acquired	12.7	391.1
Plus — payment of direct acquisition costs previously accrued	0.7	0.4
Plus — settlement of note payable	0.6	—
Less — cash received from seller	(11.3)	—
Less — cash acquired	(2.8)	(1.6)
Less — direct acquisition costs accrued	(0.1)	(0.2)

Net cash paid for purchases of businesses	$(0.2)	$389.7

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
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
     Acquisition of BWE -
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

     Total consideration paid in cash was $877.3 million. In addition, the Company incurred direct acquisition costs of $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (as defined in Note 9). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the BWE business, including the factors described above. In June 2008, the Company sold certain businesses consisting of several of the California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. In connection with the sale of the Pacific Northwest Business, the Company recorded a loss of $23.2 million for the nine months ended November 30, 2008, which includes a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
     The results of operations of the BWE business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.
     The following table summarizes the Company’s fair values of the assets acquired and liabilities assumed in the BWE Acquisition at the date of acquisition.

(in millions)
Current assets	$288.4
Property, plant and equipment	232.8
Goodwill	334.6
Trademarks	97.9
Other assets	30.2

Total assets acquired	983.9

Current liabilities	103.9
Long-term liabilities	1.3

Total liabilities assumed	105.2

Net assets acquired	$878.7

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
     Other -
     During the three months ended May 31, 2008, the Company completed its acquisition of the remaining 50% ownership interest in a Canadian joint venture distribution business for a purchase price of $12.7 million.
     The following table sets forth the unaudited historical results of operations of the Company for the nine months and three months ended November 30, 2008, and the unaudited pro forma results of operations of the Company for the nine months and three months ended November 30, 2007. Unaudited pro forma results of operations of the Company for the nine months and three months ended November 30, 2007, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2007, as they are not significant. The unaudited pro forma results of operations for the nine months and three months ended November 30, 2007, give effect to the BWE Acquisition as if it occurred on March 1, 2007. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for amortization of certain intangible assets and deferred financing costs, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
(in millions, except per share data)	2008	2007	2008	2007
Net sales	$2,919.5	$3,082.0	$1,031.2	$1,179.9
Income before income taxes	$282.7	$356.5	$195.6	$193.2
Net income	$105.4	$213.3	$83.5	$120.3

Earnings per common share — basic:
Class A Common Stock	$0.49	$0.98	$0.39	$0.56

Class B Convertible Common Stock	$0.45	$0.89	$0.35	$0.51

Earnings per common share — diluted:
Class A Common Stock	$0.48	$0.95	$0.38	$0.55

Class B Convertible Common Stock	$0.44	$0.87	$0.35	$0.50

Weighted average common shares outstanding — basic:
Class A Common Stock	193.656	196.191	194.451	191.578
Class B Convertible Common Stock	23.756	23.817	23.744	23.809
Weighted average common shares outstanding — diluted:
Class A Common Stock	219.970	224.093	220.006	219.432
Class B Convertible Common Stock	23.756	23.817	23.744	23.809
4) INVENTORIES:
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30,	February 29,
(in millions)	2008	2008
Raw materials and supplies	$60.4	$85.4
In-process inventories	1,280.5	1,421.8
Finished case goods	637.6	672.3

	$1,978.5	$2,179.5

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
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2008:

	Fair Value Measurements as of November 30, 2008
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measures
Assets:
Foreign currency contracts	$—	$79.2	$—	$79.2

Liabilities:
Foreign currency contracts	$—	$72.9	$—	$72.9
Interest rate swap contracts	—	49.9	—	49.9

Total	$—	$122.8	$—	$122.8

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
6) GOODWILL:
     The changes in the carrying amount of goodwill for the nine months ended November 30, 2008, are as follows:

				Consolidations
	Constellation	Constellation	Crown	and
(in millions)	Wines	Spirits	Imports	Eliminations	Consolidated
Balance, February 29, 2008	$2,614.1	$509.8	$13.0	$(13.0)	$3,123.9
Purchase accounting allocations	21.8	—	—	—	21.8
Foreign currency translation adjustments	(211.1)	(3.6)	—	—	(214.7)
Disposal of business	(15.8)	—	—	—	(15.8)

Balance, November 30, 2008	$2,409.0	$506.2	$13.0	$(13.0)	$2,915.2

     The Constellation Wines segment’s purchase accounting allocations totaling $21.8 million consist primarily of purchase accounting allocations associated with the BWE Acquisition of $14.5 million and purchase accounting allocations associated with the purchase of an immaterial business of $6.7 million. The Constellation Wines segment’s disposal of business consists of the Company’s reduction of goodwill in connection with the June 2008 sale of the Pacific Northwest Business.
7) INTANGIBLE ASSETS:
     The major components of intangible assets are as follows:

	November 30, 2008		February 29, 2008
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(in millions)	Amount	Amount	Amount	Amount
Amortizable intangible assets:
Customer relationships	$80.9	$72.2	$67.3	$62.0
Other	11.8	6.0	12.7	6.5

Total	$92.7	78.2	$80.0	68.5

Nonamortizable intangible assets:
Trademarks		952.9		1,117.3
Other		9.9		4.2

Total		962.8		1,121.5

Total intangible assets		$1,041.0		$1,190.0

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $5.1 million and $3.4 million for the nine months ended November 30, 2008, and November 30, 2007, respectively, and $2.5 million and $1.2 million for the three months ended November 30, 2008, and November 30, 2007, respectively. Estimated amortization expense for the remaining three months of fiscal 2009 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2009	$1.6
2010	$6.4
2011	$6.1
2012	$5.5
2013	$5.4
2014	$5.4
Thereafter	$47.8

     During August 2008, as a result of the streamlining of the Company’s Australian wine product portfolio in connection with the Constellation Wines segment’s Australian Initiative (as defined in Note 15), the Company determined it was necessary to perform a review for impairment of its Australian long-lived assets and indefinite lived intangible assets. The Company determined that its Australian indefinite lived intangible assets, which consist of trademarks, were impaired due to the revised lower revenue forecasts associated with the streamlining of the Australian wine product portfolio. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The estimated fair values were determined using a relief-from-royalty valuation model applied to the projected trademark revenues. As a result of this review, the Company recorded an impairment loss of $21.8 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations, for the nine months ended November 30, 2008. No instances of impairment were noted on the Company’s indefinite lived intangible assets for the nine months ended November 30, 2007, and for the three months ended November 30, 2008, and November 30, 2007.
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
     The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of November 30, 2008, and February 29, 2008, the Company’s investment in Crown Imports was $135.1 million and $150.5 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $221.3 million and $234.0 million of cash distributions from Crown Imports for the nine months ended November 30, 2008, and November 30, 2007, respectively, all of which represent distributions of earnings.
     Barton provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the nine months and three months ended November 30, 2008, and November 30, 2007, were not material. In addition, as of November 30, 2008, and February 29, 2008, amounts receivable from Crown Imports were not material.
     Summary financial information for Crown Imports is presented below. The amounts shown represent 100% of Crown Imports consolidated operating results.

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
(in millions)	2008	2007	2008	2007
Net sales	$1,959.3	$1,928.5	$554.7	$547.7

Gross profit	$588.2	$599.7	$163.8	$175.7

Net income	$411.6	$427.3	$123.4	$123.4

9) BORROWINGS:
     Senior credit facility -
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
     As of November 30, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2009 and for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2009	$—	$—	$—
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$720.0	$1,438.0	$2,158.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. The margin is fixed with respect to the tranche B term loan facility. As of November 30, 2008, the LIBOR margin for the tranche A term loan facility and the revolving credit facility is currently at the maximum rate of 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of November 30, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $720.0 million bearing an interest rate of 4.1%, tranche B term loans of $1,438.0 million bearing an interest rate of 4.3%, no outstanding revolving loans, outstanding letters of credit of $32.1 million, and $867.9 million in revolving loans available to be drawn. Subsequent to November 30, 2008, the Company prepaid $195.0 million of the $270.0 million required fiscal 2010 principal repayments on its tranche A term loan.
     As of November 30, 2008, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For the nine months ended November 30, 2008, and November 30, 2007, the Company reclassified a loss of $8.6 million and a gain of $5.8 million, net of income tax effect, respectively, from AOCI (as defined in Note 14) on the Company’s Consolidated Balance Sheets to interest expense, net on the Company’s Consolidated Statements of Operations. For the three months ended November 30, 2008, and November 30, 2007, the Company reclassified a loss of $3.0 million and a gain of $2.2 million, net of income tax effect, respectively, from AOCI on the Company’s Consolidated Balance Sheets to interest expense, net on the Company’s Consolidated Statements of Operations.
     Subsidiary credit facilities -
     The Company has additional credit arrangements totaling $334.1 million as of November 30, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2008, and November 30, 2007, amounts outstanding under these arrangements were $244.4 million and $155.1 million, respectively.
10) INCOME TAXES:
     The Company’s effective tax rate for the nine months ended November 30, 2008, of 62.7% was driven largely by (i) the recognition of a valuation allowance against net operating losses in Australia resulting primarily from the Australian Initiative and (ii) the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2009. The Company’s effective tax rate for the nine months ended November 30, 2007, of 39.3% was impacted primarily by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions offset by the recognition of a nondeductible pretax loss in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and increases to existing tax contingencies and related interest.

     The Company’s effective tax rate for the three months ended November 30, 2008, of 57.3% was driven primarily by the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges and the recognition of a valuation allowance against net operating losses in Australia. The Company’s effective tax rate for the three months ended November 30, 2007, of 37.1% was impacted primarily by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to existing tax contingencies and related interest.
     The effective tax rate for the nine months ended November 30, 2008, includes the recognition of $12.3 million of previously unrecognized tax benefits and accrued interest due to the resolution of various tax matters during the period. This decrease is due to the Company’s determination that certain tax positions have been effectively settled. As a result, the total amount of the Company’s unrecognized tax benefits, net of tax payments and reclassifications, decreased by $11.9 million.
11) DEFINED BENEFIT PENSION PLANS:
     Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
(in millions)	2008	2007	2008	2007
Service cost	$3.5	$3.9	$0.9	$1.4
Interest cost	19.3	18.7	5.2	6.4
Expected return on plan assets	(22.9)	(22.4)	(6.2)	(7.7)
Amortization of prior service cost	0.2	0.3	0.1	0.1
Recognized net actuarial loss	5.7	6.5	1.6	2.2
Recognized loss due to curtailment	0.4	—	—	—
Recognized net loss (gain) due to settlement	8.2	—	(0.1)	—

Net periodic benefit cost	$14.4	$7.0	$1.5	$2.4

     In connection with the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, the Company recognized a settlement loss and curtailment loss of $9.2 million and $0.4 million, respectively, during the nine months ended November 30, 2008, associated with the settlement of the related pension and postretirement obligations.
     Contributions of $9.0 million have been made by the Company to fund its defined benefit pension plans for the nine months ended November 30, 2008. The Company presently anticipates contributing an additional $1.9 million to fund its defined benefit pension plans during the year ending February 28, 2009, resulting in total employer contributions of $10.9 million for the year ending February 28, 2009.

12) EARNINGS PER COMMON SHARE:
     The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share — basic excludes the effect of common stock equivalents and is computed using the two-class method. Earnings per common share — diluted for Class A Common Stock reflects the potential dilution that could result if securities to issue common stock were exercised or converted into common stock. Earnings per common share — diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class method. Using the if-converted method, earnings per common share for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class method, earnings per common share — diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the nine months and three months ended November 30, 2008, and November 30, 2007, earnings per common share — diluted has been calculated using the if-converted method. Diluted earnings per common share for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
     The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
(in millions, except per share data)	2008	2007	2008	2007
Income available to common stockholders	$105.4	$221.5	$83.5	$119.6

Weighted average common shares outstanding — basic:
Class A Common Stock	193.656	196.191	194.451	191.578

Class B Convertible Common Stock	23.756	23.817	23.744	23.809

Weighted average common shares outstanding — diluted:
Class A Common Stock	193.656	196.191	194.451	191.578
Class B Convertible Common Stock	23.756	23.817	23.744	23.809
Stock-based awards, primarily stock options	2.558	4.085	1.811	4.045

Weighted average common shares outstanding — diluted	219.970	224.093	220.006	219.432

Earnings per common share — basic:
Class A Common Stock	$0.49	$1.02	$0.39	$0.56

Class B Convertible Common Stock	$0.45	$0.92	$0.35	$0.51

Earnings per common share — diluted:
Class A Common Stock	$0.48	$0.99	$0.38	$0.55

Class B Convertible Common Stock	$0.44	$0.91	$0.35	$0.50

     For the nine months ended November 30, 2008, and November 30, 2007, stock-based awards, primarily stock options, which could result in the issuance of 25.6 million and 17.1 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share — diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended November 30, 2008, and November 30, 2007, stock-based awards, primarily stock options, which could result in the issuance of 28.2 million and 17.0 million shares of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share — diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

13) STOCK-BASED COMPENSATION:
     The Company recorded $34.1 million and $24.1 million of stock-based compensation cost in its Consolidated Statements of Operations for the nine months ended November 30, 2008, and November 30, 2007, respectively. The Company recorded $11.8 million and $7.2 million of stock-based compensation cost in its Consolidated Statements of Operations for the three months ended November 30, 2008, and November 30, 2007, respectively. Of the $34.1 million, $8.7 million is related to the granting of 8.7 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors during the year ending February 28, 2009. The remainder is related primarily to the amortization of employee and nonemployee director stock options granted during the years ended February 29, 2008, and February 28, 2007.
14) COMPREHENSIVE (LOSS) INCOME:
     Comprehensive (loss) income consists of net income (loss), foreign currency translation adjustments, net unrealized gains or losses on derivative instruments and pension/postretirement adjustments. The reconciliation of net income (loss) to comprehensive (loss) income is as follows:

		Tax
	Before Tax	Benefit	Net of Tax
(in millions)	Amount	(Expense)	Amount
For the Nine Months Ended November 30, 2008
Net income			$105.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(611.1)	$6.3	(604.8)
Unrealized loss on cash flow hedges:
Net derivative losses	(10.4)	(14.0)	(24.4)
Reclassification adjustments	(3.4)	0.9	(2.5)

Net loss recognized in other comprehensive income	(13.8)	(13.1)	(26.9)
Pension/postretirement:
Net gains arising during the period	31.2	(9.4)	21.8
Reclassification adjustments	14.7	(4.2)	10.5

Net gain recognized in other comprehensive income	45.9	(13.6)	32.3

Other comprehensive loss	$(579.0)	$(20.4)	(599.4)

Total comprehensive loss			$(494.0)

For the Nine Months Ended November 30, 2007
Net income			$221.5
Other comprehensive income (loss):
Foreign currency translation adjustments	$347.1	$(5.9)	341.2
Unrealized loss on cash flow hedges:
Net derivative losses	(39.7)	18.5	(21.2)
Reclassification adjustments	(2.6)	0.2	(2.4)

Net loss recognized in other comprehensive income	(42.3)	18.7	(23.6)
Pension/postretirement:
Net losses arising during the period	(8.6)	2.6	(6.0)
Reclassification adjustments	6.9	(2.1)	4.8

Net loss recognized in other comprehensive income	(1.7)	0.5	(1.2)

Other comprehensive income	$303.1	$13.3	316.4

Total comprehensive income			$537.9

		Tax
	Before Tax	Benefit	Net of Tax
(in millions)	Amount	(Expense)	Amount
For the Three Months Ended November 30, 2008
Net income			$83.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(409.1)	$3.4	(405.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(39.8)	(0.4)	(40.2)
Reclassification adjustments	(7.8)	2.0	(5.8)

Net loss recognized in other comprehensive income	(47.6)	1.6	(46.0)
Pension/postretirement:
Net gains arising during the period	20.5	(6.2)	14.3
Reclassification adjustments	1.6	(0.5)	1.1

Net gain recognized in other comprehensive income	22.1	(6.7)	15.4

Other comprehensive loss	$(434.6)	$(1.7)	(436.3)

Total comprehensive loss			$(352.8)

For the Three Months Ended November 30, 2007
Net income			$119.6
Other comprehensive income (loss):
Foreign currency translation adjustments	$201.6	$(5.3)	196.3
Unrealized loss on cash flow hedges:
Net derivative losses	(17.5)	9.2	(8.3)
Reclassification adjustments	1.5	(0.9)	0.6

Net loss recognized in other comprehensive income	(16.0)	8.3	(7.7)
Pension/postretirement:
Net losses arising during the period	(3.4)	1.0	(2.4)
Reclassification adjustments	2.3	(0.7)	1.6

Net loss recognized in other comprehensive income	(1.1)	0.3	(0.8)

Other comprehensive income	$184.5	$3.3	187.8

Total comprehensive income			$307.4

     Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

	Foreign	Net		Accumulated
	Currency	Unrealized	Pension/	Other
	Translation	Losses on	Postretirement	Comprehensive
(in millions)	Adjustments	Derivatives	Adjustments	Income
Balance, February 29, 2008	$859.0	$(13.4)	$(109.6)	$736.0
Adjustment to initially apply the measurement date provisions of SFAS No. 158, net of income tax effect (see Note 19)	—	—	1.0	1.0
Current period change	(604.8)	(26.9)	32.3	(599.4)

Balance, November 30, 2008	$254.2	$(40.3)	$(76.3)	$137.6

15) RESTRUCTURING CHARGES:
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
     The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the nine months and the three months ended November 30, 2008, is $31.3 million and ($0.2) million, respectively, of non-cash charges (gains) related to the write-down (sale) of property, plant and equipment, net, held for sale in connection with the Australian Initiative (which are excluded from the restructuring liability rollforward table below). As of November 30, 2008, the Company had $53.9 million of assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2010, with related cash expenditures also to be completed by February 28, 2010.

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
     Details of each plan are presented in the following table. “Other Plans” consists of the Robert Mondavi Plan as well as certain other immaterial restructuring activities.

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006	Other
(in millions)	Initiative	Plan	Plan	Plan	Plan	Plans	Total
Restructuring liability, February 29, 2008	$—	$26.2	$3.2	$5.0	$1.0	$3.8	$39.2

BWE Acquisition	—	4.4	—	—	—	—	4.4
Vincor Acquisition	—	—	—	0.3	—	—	0.3
Other acquisition	—	—	—	—	—	0.9	0.9

Restructuring charges:
Employee termination benefit costs	—	0.3	—	—	—	—	0.3
Contract termination costs	—	—	—	—	0.1	(0.2)	(0.1)
Facility consolidation/relocation costs	—	0.3	—	—	—	—	0.3

Restructuring charges, May 31, 2008	—	0.6	—	—	0.1	(0.2)	0.5
Employee termination benefit costs	1.3	(0.4)	1.2	—	—	—	2.1
Contract termination costs	—	1.1	—	—	0.6	—	1.7
Facility consolidation/relocation costs	—	0.2	—	—	—	—	0.2

Restructuring charges, August 31, 2008	1.3	0.9	1.2	—	0.6	—	4.0
Employee termination benefit costs	3.8	(0.3)	0.1	(0.1)	(0.3)	2.7	5.9
Contract termination costs	0.2	—	—	(2.1)	0.2	—	(1.7)
Facility consolidation/relocation costs	0.2	0.1	—	—	—	—	0.3

Restructuring charges, November 30, 2008	4.2	(0.2)	0.1	(2.2)	(0.1)	2.7	4.5
Total restructuring charges	5.5	1.3	1.3	(2.2)	0.6	2.5	9.0

Cash expenditures	(4.4)	(23.0)	(0.3)	(1.5)	(1.3)	(1.1)	(31.6)

Foreign currency translation adjustments	(0.2)	(0.2)	(0.9)	(0.5)	(0.1)	(0.1)	(2.0)

Restructuring liability, November 30, 2008	$0.9	$8.7	$3.3	$1.1	$0.2	$6.0	$20.2

     In connection with the Company’s BWE Acquisition, Vincor Acquisition and Robert Mondavi acquisition, the Company accrued $24.6 million, $39.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of November 30, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $7.1 million, $0.7 million and $3.0 million, respectively. As of February 29, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $17.3 million, $3.8 million and $3.8 million, respectively.
     For the nine months ended November 30, 2008, employee termination benefit costs and contract termination costs include the reversal of prior accruals of $1.3 million and $2.3 million, respectively, associated primarily with the Fiscal 2008 Plan and the Vincor Plan, respectively. For the three months ended November 30, 2008, employee termination benefit costs and contract termination costs include the reversal of prior accruals of $1.3 million and $2.1 million, respectively, associated primarily with the Fiscal 2008 Plan and the Vincor Plan, respectively.
     In addition, the following table presents other costs incurred in connection with the Australian Initiative, Fiscal 2008 Plan, Fiscal 2007 Wine Plan, the Vincor Plan, the Fiscal 2006 Plan and Other Plans:

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006	Other
(in millions)	Initiative	Plan	Plan	Plan	Plan	Plans	Total
For the Nine Months Ended November 30, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$49.9	$3.4	$2.9	$—	$—	$—	$56.2

Asset write-down/other costs (selling, general and administrative expenses)	$2.2	$1.0	$8.6	$0.1	$—	$—	$11.9

Asset impairment (impairment of intangible assets)	$21.8	$—	$—	$—	$—	$—	$21.8

Acquisition-related integration costs	$—	$6.4	$—	$0.5	$—	$0.7	$7.6

For the Nine Months Ended November 30, 2007
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$0.6	$3.4	$0.2	$2.6	$—	$6.8

Asset write-down/other costs (selling, general and administrative expenses)	$—	$—	$1.2	$—	$0.2	$—	$1.4

Acquisition-related integration costs	$—	$—	$—	$4.8	$—	$0.4	$5.2

For the Three Months Ended November 30, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$1.7	$—	$0.6	$—	$—	$—	$2.3

Asset write-down/other costs (selling, general and administrative expenses)	$0.4	$0.2	$6.1	$—	$—	$—	$6.7

Acquisition-related integration costs	$—	$1.2	$—	$0.1	$—	$0.2	$1.5

For the Three Months Ended November 30, 2007
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$0.6	$1.1	$0.1	$0.7	$—	$2.5

Acquisition-related integration costs	$—	$—	$—	$1.5	$—	$0.1	$1.6

     A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006	Other
(in millions)	Initiative	Plan	Plan	Plan	Plan	Plans
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$5.1	$8.9	$4.3	$1.3	$26.3	$5.5
Contract termination costs	0.2	1.2	24.0	(5.1)	2.4	0.2
Facility consolidation/relocation costs	0.2	0.6	—	0.1	1.0	0.5
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	31.3	—	—	—	—	—

Total restructuring charges	36.8	10.7	28.3	(3.7)	29.7	6.2

Other costs:
Accelerated depreciation/inventory write-down	49.9	17.9	10.9	0.6	19.6	—
Asset write-down/other costs	2.2	1.4	23.1	0.1	3.7	—
Asset impairment	21.8	7.4	—	—	—	—
Acquisition-related integration costs	—	11.7	—	28.9	—	28.5

Total other costs	73.9	38.4	34.0	29.6	23.3	28.5

Total costs incurred to date	$110.7	$49.1	$62.3	$25.9	$53.0	$34.7

Total expected costs
Restructuring charges:
Employee termination benefit costs	$5.5	$8.9	$4.3	$1.3	$26.3	$5.5
Contract termination costs	2.8	1.8	24.0	(3.1)	3.4	0.2
Facility consolidation/relocation costs	1.2	2.6	0.1	0.1	1.0	0.5
Impairment charges on assets held for sale, net of estimated gains on sales of assets held for sale	24.7	—	—	—	—	—

Total restructuring charges	34.2	13.3	28.4	(1.7)	30.7	6.2

Other costs:
Accelerated depreciation/inventory write-down	53.0	18.2	12.4	0.6	19.6	—
Asset write-down/other costs	24.2	2.1	33.1	1.1	3.7	—
Asset impairment	21.8	7.4	—	—	—	—
Acquisition-related integration costs	—	16.3	—	29.6	—	28.5

Total other costs	99.0	44.0	45.5	31.3	23.3	28.5

Total expected costs	$133.2	$57.3	$73.9	$29.6	$54.0	$34.7

16) ACQUISITION-RELATED INTEGRATION COSTS:
     For the nine months ended November 30, 2008, the Company recorded $7.6 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan. The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other one-time costs such as external services and consulting fees. For the nine months ended November 30, 2008, acquisition-related integration costs included $2.5 million of employee-related costs and $5.1 million of facilities and other one-time costs. For the nine months ended November 30, 2007, the Company recorded $5.2 million of acquisition-related integration costs associated primarily with the Vincor Plan.
     For the three months ended November 30, 2008, the Company recorded $1.5 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan. Acquisition-related integration costs included a credit of $0.1 million of employee-related costs and $1.6 million of facilities and other one-time costs for the three months ended November 30, 2008. For the three months ended November 30, 2007, the Company recorded $1.6 million of acquisition-related integration costs associated primarily with the Vincor Plan.
17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
     The following information sets forth the condensed consolidating balance sheets as of November 30, 2008, and February 29, 2008, the condensed consolidating statements of operations for the nine months and three months ended November 30, 2008, and November 30, 2007, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2008, and November 30, 2007, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Balance Sheet at November 30, 2008
Current assets:
Cash and cash investments	$149.4	$1.0	$30.9	$—	$181.3
Accounts receivable, net	337.2	85.5	390.7	—	813.4
Inventories	42.5	1,203.6	741.8	(9.4)	1,978.5
Prepaid expenses and other	4.5	202.2	39.0	(73.5)	172.2
Intercompany receivable (payable)	832.0	(752.7)	(79.3)	—	—

Total current assets	1,365.6	739.6	1,123.1	(82.9)	3,145.4
Property, plant and equipment, net	46.0	855.4	681.4	—	1,582.8
Investments in subsidiaries	5,825.2	91.9	153.0	(6,070.1)	—
Goodwill	—	2,155.4	759.8	—	2,915.2
Intangible assets, net	—	722.0	319.0	—	1,041.0
Other assets, net	36.2	225.4	165.6	(3.1)	424.1

Total assets	$7,273.0	$4,789.7	$3,201.9	$(6,156.1)	$9,108.5

Current liabilities:
Notes payable to banks	$—	$—	$206.0	$—	$206.0
Current maturities of long-term debt	439.0	4.3	8.3	—	451.6
Accounts payable	5.6	210.7	128.3	—	344.6
Accrued excise taxes	8.8	18.0	90.9	—	117.7
Other accrued expenses and liabilities	218.0	241.2	225.4	(76.1)	608.5

Total current liabilities	671.4	474.2	658.9	(76.1)	1,728.4
Long-term debt, less current maturities	4,102.4	8.0	14.0	—	4,124.4
Deferred income taxes	—	483.7	70.6	(3.1)	551.2
Other liabilities	157.5	62.9	142.4	—	362.8
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Class A Common Stock and Class B
Convertible Common Stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,410.7	1,280.3	1,224.2	(2,504.5)	1,410.7
Retained earnings (loss)	1,410.3	2,211.3	(720.4)	(1,490.9)	1,410.3
Accumulated other comprehensive income	137.6	6.6	197.0	(203.6)	137.6
Treasury stock	(619.4)	—	—	—	(619.4)

Total stockholders’ equity	2,341.7	3,760.9	2,316.0	(6,076.9)	2,341.7

Total liabilities and stockholders’ equity	$7,273.0	$4,789.7	$3,201.9	$(6,156.1)	$9,108.5

Condensed Consolidating Balance Sheet at February 29, 2008
Current assets:
Cash and cash investments	$0.3	$2.8	$17.4	$—	$20.5
Accounts receivable, net	268.1	95.7	367.8	—	731.6
Inventories	45.2	1,188.2	952.4	(6.3)	2,179.5
Prepaid expenses and other	6.0	272.5	39.2	(50.3)	267.4
Intercompany receivable (payable)	1,520.2	(1,493.3)	(26.9)	—	—

Total current assets	1,839.8	65.9	1,349.9	(56.6)	3,199.0
Property, plant and equipment, net	47.6	1,005.5	981.9	—	2,035.0
Investments in subsidiaries	6,306.7	80.3	153.0	(6,540.0)	—
Goodwill	—	2,156.8	967.1	—	3,123.9
Intangible assets, net	—	754.0	436.0	—	1,190.0
Other assets, net	59.9	274.0	205.0	(34.0)	504.9

Total assets	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Current liabilities:
Notes payable to banks	$308.0	$—	$71.5	$—	$379.5
Current maturities of long-term debt	215.2	9.0	5.1	—	229.3
Accounts payable	3.5	94.8	251.1	—	349.4
Accrued excise taxes	6.9	16.8	38.7	—	62.4
Other accrued expenses and liabilities	197.7	274.8	277.4	(52.2)	697.7

Total current liabilities	731.3	395.4	643.8	(52.2)	1,718.3
Long-term debt, less current maturities	4,610.1	10.6	28.0	—	4,648.7
Deferred income taxes	—	463.9	105.8	(33.9)	535.8
Other liabilities	146.7	96.7	140.7	—	384.1
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Class A Common Stock and Class B
Convertible Common Stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,344.0	1,280.3	1,224.2	(2,504.5)	1,344.0
Retained earnings (loss)	1,306.0	1,842.5	(509.8)	(1,332.7)	1,306.0
Accumulated other comprehensive income (loss)	736.0	(15.6)	845.0	(829.4)	736.0
Treasury stock	(622.6)	—	—	—	(622.6)

Total stockholders’ equity	2,765.9	3,369.9	3,174.6	(6,544.5)	2,765.9

Total liabilities and stockholders’ equity	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2008
Sales	$414.4	$1,966.0	$1,697.8	$(320.1)	$3,758.1
Less — excise taxes	(54.0)	(338.2)	(446.4)	—	(838.6)

Net sales	360.4	1,627.8	1,251.4	(320.1)	2,919.5
Cost of product sold	(182.9)	(998.0)	(936.1)	236.3	(1,880.7)

Gross profit	177.5	629.8	315.3	(83.8)	1,038.8
Selling, general and administrative expenses	(187.8)	(172.1)	(380.7)	81.4	(659.2)
Impairment of intangible assets	—	—	(21.8)	—	(21.8)
Restructuring charges	—	(0.4)	(39.9)	—	(40.3)
Acquisition-related integration costs	(0.1)	(6.6)	(0.9)	—	(7.6)

Operating (loss) income	(10.4)	450.7	(128.0)	(2.4)	309.9
Equity in earnings (loss) of equity method investees and subsidiaries	231.3	210.1	(0.1)	(222.8)	218.5
Interest expense, net	(179.9)	(50.9)	(14.9)	—	(245.7)

Income (loss) before income taxes	41.0	609.9	(143.0)	(225.2)	282.7
Benefit from (provision for) income taxes	64.4	(240.6)	(1.2)	0.1	(177.3)

Net income (loss)	$105.4	$369.3	$(144.2)	$(225.1)	$105.4

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2007
Sales	$515.9	$1,747.4	$1,891.3	$(404.9)	$3,749.7
Less — excise taxes	(77.4)	(323.0)	(460.7)	—	(861.1)

Net sales	438.5	1,424.4	1,430.6	(404.9)	2,888.6
Cost of product sold	(289.6)	(916.6)	(1,046.0)	333.4	(1,918.8)

Gross profit	148.9	507.8	384.6	(71.5)	969.8
Selling, general and administrative expenses	(175.3)	(251.6)	(221.5)	68.2	(580.2)
Impairment of intangible assets	—	—	—	—	—
Restructuring charges	—	(0.4)	(0.3)	—	(0.7)
Acquisition-related integration costs	(0.3)	(1.1)	(3.8)	—	(5.2)

Operating (loss) income	(26.7)	254.7	159.0	(3.3)	383.7
Equity in earnings of equity method investees and subsidiaries	435.1	225.6	6.7	(437.3)	230.1
Interest expense, net	(186.8)	(44.7)	(17.3)	—	(248.8)

Income before income taxes	221.6	435.6	148.4	(440.6)	365.0
(Provision for) benefit from income taxes	(0.1)	(165.0)	20.8	0.8	(143.5)

Net income	$221.5	$270.6	$169.2	$(439.8)	$221.5

Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2008
Sales	$147.5	$733.9	$532.9	$(107.4)	$1,306.9
Less — excise taxes	(17.7)	(115.2)	(142.8)	—	(275.7)

Net sales	129.8	618.7	390.1	(107.4)	1,031.2
Cost of product sold	(62.5)	(369.6)	(276.4)	81.3	(627.2)

Gross profit	67.3	249.1	113.7	(26.1)	404.0
Selling, general and administrative expenses	(56.6)	(12.2)	(158.2)	26.5	(200.5)
Impairment of intangible assets	—	—	—	—	—
Restructuring charges	—	0.3	(4.6)	—	(4.3)
Acquisition-related integration costs	—	(1.3)	(0.2)	—	(1.5)

Operating income (loss)	10.7	235.9	(49.3)	0.4	197.7
Equity in earnings of equity method investees and subsidiaries	125.1	76.0	1.6	(126.4)	76.3
Interest expense, net	(61.6)	(12.6)	(4.2)	—	(78.4)

Income (loss) before income taxes	74.2	299.3	(51.9)	(126.0)	195.6
Benefit from (provision for) income taxes	9.3	(115.3)	(5.8)	(0.3)	(112.1)

Net income (loss)	$83.5	$184.0	$(57.7)	$(126.3)	$83.5

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2007
Sales	$93.8	$709.2	$652.6	$(49.2)	$1,406.4
Less — excise taxes	(18.2)	(129.2)	(164.2)	—	(311.6)

Net sales	75.6	580.0	488.4	(49.2)	1,094.8
Cost of product sold	(5.7)	(366.4)	(347.1)	16.3	(702.9)

Gross profit	69.9	213.6	141.3	(32.9)	391.9
Selling, general and administrative expenses	(51.1)	(113.6)	(59.4)	32.0	(192.1)
Impairment of intangible assets	—	—	—	—	—
Restructuring charges	—	0.3	(0.2)	—	0.1
Acquisition-related integration costs	(0.1)	(0.1)	(1.4)	—	(1.6)

Operating income	18.7	100.2	80.3	(0.9)	198.3
Equity in earnings of equity method investees and subsidiaries	170.5	73.1	2.3	(171.7)	74.2
Interest expense, net	(65.5)	(11.1)	(5.8)	—	(82.4)

Income before income taxes	123.7	162.2	76.8	(172.6)	190.1
Provision for income taxes	(4.1)	(63.7)	(2.8)	0.1	(70.5)

Net income	$119.6	$98.5	$74.0	$(172.5)	$119.6

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2008
Net cash (used in) provided by operating activities	$(92.6)	$480.3	$(56.8)	$—	$330.9

Cash flows from investing activities:
Proceeds from sales of businesses	(2.4)	206.6	—	—	204.2
Capital distributions from equity method investees	—	20.7	—	—	20.7
Proceeds from sales of assets	—	1.3	17.6	—	18.9
Purchases of businesses, net of cash acquired	(0.5)	10.9	(10.2)	—	0.2
Purchases of property, plant and equipment	(3.8)	(31.0)	(60.8)	—	(95.6)
Investment in equity method investee	—	(1.0)	—	—	(1.0)
Payment of accrued earn-out amount	—	—	—	—	—
Proceeds from formation of joint venture	—	—	—	—	—
Other investing activities	—	9.9	—	—	9.9

Net cash (used in) provided by investing activities	(6.7)	217.4	(53.4)	—	157.3

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Cash flows from financing activities:
Intercompany financings, net	735.6	(692.2)	(43.4)	—	—
Principal payments of long-term debt	(214.6)	(7.3)	(3.3)	—	(225.2)
Net (repayment of) proceeds from notes payable	(308.0)	—	170.6	—	(137.4)
Exercise of employee stock options	25.5	—	—	—	25.5
Excess tax benefits from share-based payment awards	7.0	—	—	—	7.0
Proceeds from employee stock purchases	2.9	—	—	—	2.9
Proceeds from issuance of long-term debt	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—
Payment of financing costs of long-term debt	—	—	—	—	—

Net cash provided by (used in) financing activities	248.4	(699.5)	123.9	—	(327.2)

Effect of exchange rate changes on cash and cash investments	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash investments	149.1	(1.8)	13.5	—	160.8
Cash and cash investments, beginning of period	0.3	2.8	17.4	—	20.5

Cash and cash investments, end of period	$149.4	$1.0	$30.9	$—	$181.3

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2007
Net cash (used in) provided by operating activities	$(143.0)	$318.0	$77.3	$—	$252.3

Cash flows from investing activities:
Proceeds from sales of businesses	(4.0)	7.8	(0.8)	—	3.0
Capital distributions from equity method investees	—	—	—	—	—
Proceeds from sales of assets	—	2.1	6.6	—	8.7
Purchases of businesses, net of cash acquired	(1.6)	(384.2)	(3.9)	—	(389.7)
Purchases of property, plant and equipment	(5.6)	(21.3)	(52.6)	—	(79.5)
Investment in equity method investee	—	(1.5)	—	—	(1.5)
Payment of accrued earn-out amount	—	(4.0)	—	—	(4.0)
Proceeds from formation of joint venture	—	—	185.6	—	185.6
Other investing activities	—	—	—	—	—

Net cash (used in) provided by investing activities	(11.2)	(401.1)	134.9	—	(277.4)

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Cash flows from financing activities:
Intercompany financings, net	94.6	92.3	(186.9)	—	—
Principal payments of long-term debt	(151.9)	(9.5)	(7.2)	—	(168.6)
Net repayment of notes payable	(13.5)	—	(44.1)	—	(57.6)
Exercise of employee stock options	17.7	—	—	—	17.7
Excess tax benefits from share-based payment awards	11.4	—	—	—	11.4
Proceeds from employee stock purchases	3.0	—	—	—	3.0
Proceeds from issuance of long-term debt	700.0	—	16.1	—	716.1
Purchases of treasury stock	(500.0)	—	—	—	(500.0)
Payment of financing costs of long-term debt	(6.1)	—	—	—	(6.1)

Net cash provided by (used in) financing activities	155.2	82.8	(222.1)	—	15.9

Effect of exchange rate changes on cash and cash investments	—	—	0.6	—	0.6

Net increase (decrease) in cash and cash investments	1.0	(0.3)	(9.3)	—	(8.6)
Cash and cash investments, beginning of period	2.4	1.1	30.0	—	33.5

Cash and cash investments, end of period	$3.4	$0.8	$20.7	$—	$24.9

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

     For the nine months ended November 30, 2008, and November 30, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist of:

	For the Nine Months
	Ended November 30,
(in millions)	2008	2007
Cost of Product Sold
Flow through of inventory step-up	$16.7	$8.1
Inventory write-downs	47.6	0.2
Accelerated depreciation	8.6	6.6
Other	0.1	0.1

Cost of Product Sold	73.0	15.0

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	11.9	1.4
Loss on sale of Pacific Northwest Business	23.2	—
Loss (gain) on sale of non-strategic asset	8.3	(4.8)
Loss on the contribution of the U.K. wholesale business	—	6.6

Selling, General and Administrative Expenses	43.4	3.2

Impairment of Intangible Assets	21.8	—

Restructuring Charges	40.3	0.7

Acquisition-Related Integration Costs	7.6	5.2

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$186.1	$24.1

     For the three months ended November 30, 2008, and November 30, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist of:

	For the Three Months
	Ended November 30,
(in millions)	2008	2007
Cost of Product Sold
Flow through of inventory step-up	$6.1	$2.9
Inventory write-downs	—	0.1
Accelerated depreciation	2.3	2.4

Cost of Product Sold	8.4	5.4

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	6.7	—
Gain on sale of non-strategic asset	—	(4.8)

Selling, General and Administrative Expenses	6.7	(4.8)

Restructuring Charges	4.3	(0.1)

Acquisition-Related Integration Costs	1.5	1.6

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$20.9	$2.1

     For the nine months ended November 30, 2008, and November 30, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist primarily of an impairment loss on an Australian investment of $4.1 million and the flow through of inventory step-up of $0.9 million associated with the Opus One investment, respectively. For the three months ended November 30, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist of the flow through of inventory step-up of $0.7 million associated with the Opus One investment.
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
     Segment information is as follows:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
(in millions)	2008	2007	2008	2007
Constellation Wines:
Net sales:
Branded wine	$2,396.5	$2,270.1	$848.7	$911.3
Wholesale and other	196.9	299.4	71.1	66.1

Net sales	$2,593.4	$2,569.5	$919.8	$977.4
Segment operating income	$515.3	$413.0	$221.8	$201.9
Equity in earnings of equity method investees	$16.8	$17.1	$14.6	$13.2
Long-lived tangible assets	$1,467.6	$1,647.2	$1,467.6	$1,647.2
Investment in equity method investees	$202.3	$257.0	$202.3	$257.0
Total assets	$7,649.4	$8,841.1	$7,649.4	$8,841.1
Capital expenditures	$88.5	$67.9	$41.5	$27.8
Depreciation and amortization	$100.9	$100.0	$27.9	$34.4

Constellation Spirits:
Net sales	$326.1	$319.1	$111.4	$117.4
Segment operating income	$52.8	$58.1	$18.7	$21.4
Long-lived tangible assets	$75.4	$102.4	$75.4	$102.4
Total assets	$1,072.8	$1,112.8	$1,072.8	$1,112.8
Capital expenditures	$4.9	$7.5	$0.9	$2.1
Depreciation and amortization	$9.4	$10.4	$3.1	$3.7

Corporate Operations and Other:
Net sales	$—	$—	$—	$—
Segment operating loss	$(72.1)	$(63.3)	$(21.9)	$(22.9)
Long-lived tangible assets	$39.8	$42.3	$39.8	$42.3
Total assets	$251.3	$96.4	$251.3	$96.4
Capital expenditures	$2.2	$4.1	$1.2	$2.6
Depreciation and amortization	$8.9	$7.1	$3.0	$2.4

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
(in millions)	2008	2007	2008	2007
Crown Imports:
Net sales	$1,959.3	$1,928.5	$554.7	$547.7
Segment operating income	$410.9	$426.6	$123.5	$123.0
Long-lived tangible assets	$4.5	$4.1	$4.5	$4.1
Total assets	$381.1	$341.8	$381.1	$341.8
Capital expenditures	$0.9	$3.4	$0.8	$1.5
Depreciation and amortization	$0.8	$0.5	$0.3	$0.2

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs:
Operating loss	$(186.1)	$(24.1)	$(20.9)	$(2.1)
Equity in losses of equity method investees	$(4.1)	$(0.9)	$—	$(0.7)

Consolidation and Eliminations:
Net sales	$(1,959.3)	$(1,928.5)	$(554.7)	$(547.7)
Operating income	$(410.9)	$(426.6)	$(123.5)	$(123.0)
Equity in earnings of Crown Imports	$205.8	$213.9	$61.7	$61.7
Long-lived tangible assets	$(4.5)	$(4.1)	$(4.5)	$(4.1)
Investment in equity method investees	$135.0	$143.3	$135.0	$143.3
Total assets	$(246.1)	$(198.5)	$(246.1)	$(198.5)
Capital expenditures	$(0.9)	$(3.4)	$(0.8)	$(1.5)
Depreciation and amortization	$(0.8)	$(0.5)	$(0.3)	$(0.2)

Consolidated:
Net sales	$2,919.5	$2,888.6	$1,031.2	$1,094.8
Operating income	$309.9	$383.7	$197.7	$198.3
Equity in earnings of equity method investees	$218.5	$230.1	$76.3	$74.2
Long-lived tangible assets	$1,582.8	$1,791.9	$1,582.8	$1,791.9
Investment in equity method investees	$337.3	$400.3	$337.3	$400.3
Total assets	$9,108.5	$10,193.6	$9,108.5	$10,193.6
Capital expenditures	$95.6	$79.5	$43.6	$32.5
Depreciation and amortization	$119.2	$117.5	$34.0	$40.5
19) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 and provided the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company uses a December 31 measurement date for its defined benefit pension and other postretirement plans and has elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by SFAS No. 158. Accordingly, on March 1, 2008, the Company recognized adjustments to its opening retained earnings, accumulated other comprehensive income, net of income tax effect, and pension and other postretirement plan assets or liabilities. These adjustments did not have a material impact on the Company’s consolidated financial statements.

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

     Worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. The economic and consumer conditions in the Company’s key markets and on a global basis are currently very challenging and are contributing to an increasing intensity of the competitive environment in the marketplace. In addition, the global credit and capital markets are experiencing significant volatility and tightening. This global economic situation could also adversely affect the Company’s major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could adversely impact the Company’s business and financial performance. In order to mitigate the impact of these challenging conditions, the Company is focusing on improving operating efficiencies, containing costs and optimizing cash flow and return on invested capital. The Company has also maintained adequate liquidity to meet current obligations and fund capital expenditures. However, depending upon their severity and duration, adverse conditions in the worldwide and domestic economies could have a material adverse impact on the Company’s business, liquidity, financial condition and results of operations.
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

     Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The past surplus of Australian wine made very low cost bulk wine available to these U.K. retailers which allowed certain of these large retailers to create and build private label brands in the Australian wine category. In January 2008, the Company implemented a price increase in the U.K. to cover certain cost increases. In March 2008, the U.K. announced a significant increase in duty as well as the expectation for future annual increases to approximate two percentage points above the rate of inflation. The Company immediately implemented an additional price increase in an effort to offset the impact of this March 2008 duty increase. In addition, the Company also implemented a price increase in Australia during the first quarter of calendar 2008 to improve profitability. These price increases have had the expected effect of negatively impacting sales volumes for these businesses for Third Quarter 2009 (as defined below) and Nine Months 2009 (as defined below). In November 2008, the U.K. announced an additional increase in duty to be effective December 1, 2008. In an effort to offset the impact of this December 2008 duty increase, the Company immediately implemented an additional price increase in the U.K.
     The calendar years 2004, 2005 and 2006 were years of record Australian grape harvests that contributed to a surplus of Australian bulk wine. The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. As a result of various conditions surrounding the calendar 2008 Australian grape harvest, the Company previously expected the supply of wine to continue to move toward balance with demand. However, the calendar 2008 Australian grape harvest was higher than expected, primarily within the cool climate regions, and as a result, the surplus with regards to cool climate varietals continues to persist in the Australian wine industry. As such, the Company does not expect the highly competitive conditions in the U.K. and Australian markets to subside in the near term. In the U.S., although the calendar 2008 grape harvest was slightly lower than the calendar 2007 grape harvest, the Company expects the overall supply of wine to remain generally in balance with demand.
     For the three months ended November 30, 2008 (“Third Quarter 2009”), the Company’s net sales decreased 6% over the three months ended November 30, 2007 (“Third Quarter 2008”), primarily due to an unfavorable year-over-year foreign currency translation impact and a decrease in net sales primarily due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands (see “Divestitures in Fiscal 2009 and Fiscal 2008” below), partially offset by net sales of branded wine acquired in the BWE Acquisition (see “Acquisitions in Fiscal 2008” below). Operating income for Third Quarter 2009 was comparable to Third Quarter 2008 due primarily to the incremental benefit from the BWE Acquisition being offset by higher unusual costs. The higher unusual costs for Third Quarter 2009 are primarily related to costs incurred in connection with (i) the Company’s plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”) and (ii) the Company’s plan to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio, the “Australian Initiative”. Net income for Third Quarter 2009 decreased 30% from Third Quarter 2008 primarily due to the recognition of income tax expense for Third Quarter 2009 in connection with the gain on settlement of certain foreign currency economic hedges.

     For the nine months ended November 30, 2008 (“Nine Months 2009”), the Company’s net sales increased 1% over the nine months ended November 30, 2007 (“Nine Months 2008”), primarily due to net sales of branded wine acquired in the BWE Acquisition and the Company’s Constellation Wines segment’s Fiscal 2008 (as defined below) initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed below, partially offset by a decrease in net sales primarily due to the Matthew Clark investment (see “Equity Method Investment in Fiscal 2008” below) and the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands. Operating income decreased 19% over the comparable prior year period primarily due to costs recognized in connection with the Australian Initiative, partially offset by increases due primarily to (i) the incremental benefit from the BWE Acquisition and (ii) the increased net sales discussed above in connection with the Fiscal 2008 distributor wine inventory reduction initiative without a corresponding increase in promotional, advertising, and selling, general and administrative spend within the Constellation Wines segment. Net income decreased 52% over the comparable prior year period primarily due to these factors combined with the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges and the recognition of an income tax valuation allowance against the net operating losses recognized in Australia resulting primarily from the Australian Initiative.
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
     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Third Quarter 2009 compared to Third Quarter 2008 and Nine Months 2009 compared to Nine Months 2008 and (ii) financial liquidity and capital resources for Nine Months 2009. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the fiscal year ending February 28, 2009 (“Fiscal 2009”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for Fiscal 2008. References to base branded wine gross profit exclude the impact of (i) branded wine acquired in the BWE Acquisition and (ii) branded wine disposed of in the Almaden and Inglenook divestiture and the Pacific Northwest Business divestiture.

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
     Total consideration paid in cash was $877.3 million. In addition, the Company incurred direct acquisition costs of $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (each as defined below). In accordance with the purchase method of accounting, the acquired net assets have been recorded at fair value as of the date of acquisition.
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
     Total consideration paid in cash for the Svedka Acquisition was $385.8 million. In addition, the Company incurred direct acquisition costs of $1.3 million. The purchase price was financed with revolver borrowings under the Company’s June 2006 Credit Agreement (as defined below) as amended in February 2007. In accordance with the purchase method of accounting, the acquired net assets have been recorded at fair value as of the date of acquisition.

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
     Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in equity in earnings of equity method investees on the Company’s Consolidated Statement of Operations from the date of investment.
Divestitures in Fiscal 2009 and Fiscal 2008
     Pacific Northwest Business
     In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and excess production capacity. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $23.2 million for Nine Months 2009, which includes a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
     Almaden and Inglenook
     In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin value-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.5 million, net of direct costs to sell. The Company recorded a loss of $27.8 million on this sale in the fourth quarter of fiscal 2008.

Results of Operations
Third Quarter 2009 Compared to Third Quarter 2008
     Net Sales
     The following table sets forth the net sales by operating segment of the Company for Third Quarter 2009 and Third Quarter 2008.

	Third Quarter 2009 Compared to Third Quarter 2008
	Net Sales
			% Increase
(in millions)	2009	2008	(Decrease)
Constellation Wines:
Branded wine	$848.7	$911.3	(7)%
Wholesale and other	71.1	66.1	8%

Constellation Wines net sales	919.8	977.4	(6)%
Constellation Spirits net sales	111.4	117.4	(5)%
Crown Imports net sales	554.7	547.7	1%
Consolidations and eliminations	(554.7)	(547.7)	1%

Consolidated Net Sales	$1,031.2	$1,094.8	(6)%

     Net sales for Third Quarter 2009 decreased to $1,031.2 million from $1,094.8 million for Third Quarter 2008, a decrease of $63.6 million, or (6%). This decrease resulted primarily from an unfavorable year-over-year foreign currency translation impact of $71.9 million and a decrease in branded wine net sales of $40.2 million due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands, partially offset by net sales of branded wine acquired in the BWE Acquisition of $53.8 million.
     Constellation Wines
     Net sales for Constellation Wines decreased to $919.8 million for Third Quarter 2009 from $977.4 million in Third Quarter 2008, a decrease of $57.6 million, or (6%). Branded wine net sales decreased $62.6 million primarily due to an unfavorable year-over-year foreign currency translation impact of $63.1 million and a decrease in branded wine net sales of $40.2 million due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands as discussed above, partially offset by net sales of branded wine acquired in the BWE Acquisition of $53.8 million. Wholesale and other net sales increased $5.0 million primarily due to timing of bulk sales in the U.S. and growth in U.K. cider.
     Constellation Spirits
     Net sales for Constellation Spirits decreased to $111.4 million for Third Quarter 2009 from $117.4 million for Third Quarter 2008, a decrease of $6.0 million, or (5%). This decrease is primarily due to a decrease in contract production services net sales of $11.1 million resulting from the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, partially offset by net sales growth within the Company’s branded spirits portfolio which was driven primarily by Svedka.
     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.

     Gross Profit
     The Company’s gross profit increased to $404.0 million for Third Quarter 2009 from $391.9 million for Third Quarter 2008, an increase of $12.1 million, or 3%. The Constellation Wines segment’s gross profit increased $14.0 million due largely to higher U.S. branded wine gross profit of $32.8 million, partially offset by an unfavorable year-over-year foreign currency translation impact of $21.5 million. The increase in the U.S. branded wine gross profit is due primarily to additional gross profit of $25.8 million due to the BWE Acquisition. The Constellation Spirits segment’s gross profit increased slightly as higher gross profit from the increase in branded spirits net sales was partially offset by rising raw material costs for spirits. In addition, unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $3.0 million, predominantly due to increased flow through of inventory step-up in connection with the BWE Acquisition. Gross profit as a percent of net sales increased to 39.2% for Third Quarter 2009 from 35.8% for Third Quarter 2008 primarily due to (i) a favorable shift towards higher margin branded wine and spirits products, due, in part, to the Company’s continued execution of previously announced portfolio rationalization plans combined with the implementation of price increases in certain markets throughout calendar 2008; (ii) the benefit from the divestiture of the lower margin Almaden and Inglenook wine brands; and (iii) sales of higher margin wine brands acquired in the BWE Acquisition; partially offset by the higher unusual costs discussed above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $200.5 million for Third Quarter 2009 from $192.1 million for Third Quarter 2008, an increase of $8.4 million, or 4%. This increase is due to increases of $11.5 million in unusual items, which consist of certain items that are excluded by management in their evaluation of the results of each operating segment, and $3.8 million in the Constellation Spirits segment, partially offset by a decrease of $5.9 million in the Constellation Wines segment and a slight decrease in the Corporate Operations and Other segment. The increase in unusual items was primarily due to an increase of $6.2 million in connection with the Fiscal 2007 Wine Plan plus the recognition in Third Quarter 2008 of a $4.8 million gain in connection with a prior asset sale. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is largely due to increased general and administrative expenses of $4.4 million resulting primarily from losses on foreign currency transactions. The decrease in the Constellation Wines segment’s selling, general and administrative expenses is due largely to a favorable year-over-year foreign currency translation impact combined with lower general and administrative expenses on a constant currency basis resulting predominantly from lower annual management incentive compensation expense, partially offset by increased advertising spend on a constant currency basis behind the Company’s branded wine portfolio. The decrease in the Corporate Operations and Other segment’s selling, general and administrative expenses is primarily due to lower annual management incentive compensation expense, partially offset by higher stock-based compensation expense of $2.0 million.
     Selling, general and administrative expenses as a percent of net sales increased to 19.4% for Third Quarter 2009 as compared to 17.5% for Third Quarter 2008 primarily due to the higher unusual items discussed above combined with the increased advertising spend behind the Company’s branded wine portfolio, higher losses from foreign currency transactions and higher stock-based compensation expense, partially offset by lower annual management incentive compensation expense.

     Restructuring Charges
     The Company recorded $4.3 million of restructuring charges for Third Quarter 2009 associated predominantly with the Company’s Australian Initiative. Restructuring charges included $5.9 million of employee termination costs, a credit of $1.7 million related primarily to reversals of prior accruals of contract termination costs, $0.3 million of facility consolidation/relocation costs, and a credit of $0.2 million related to gains on disposals of assets held for sale in Australia. The Company recorded a credit of $0.1 million of restructuring charges for Third Quarter 2008. In addition, the Company incurred additional costs for Third Quarter 2009 and Third Quarter 2008 in connection with the Company’s restructuring and acquisition-related integration plans.
     Total costs incurred in connection with the Company’s restructuring and acquisition-related integration plans for Third Quarter 2009 and Third Quarter 2008 are as follows:

	Third Quarter
(in millions)	2009	2008
Cost of Product Sold
Inventory write-downs	$—	$0.1
Accelerated depreciation	$2.3	$2.4

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	$6.7	$—

Restructuring Charges	$4.3	$(0.1)

Acquisition-Related Integration Costs (see below)	$1.5	$1.6
     The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2009:

Expected
Fiscal
(in millions)	2009
Cost of Product Sold
Inventory write-downs	$47.9
Accelerated depreciation	$10.7

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	$22.3

Impairment of intangible assets	$21.8

Restructuring Charges	$45.5

Acquisition-Related Integration Costs	$12.9

     Acquisition-Related Integration Costs
     Acquisition-related integration costs decreased slightly to $1.5 million for Third Quarter 2009 from $1.6 million for Third Quarter 2008. Acquisition-related integration costs for Third Quarter 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan. These costs included a credit of $0.1 million of employee-related costs and $1.6 million of facilities and other one-time costs. Acquisition-related integration costs for Third Quarter 2008 consisted of costs recorded primarily in connection with the Vincor Plan.
     Operating Income
     The following table sets forth the operating income (loss) by operating segment of the Company for Third Quarter 2009 and Third Quarter 2008.

	Third Quarter 2009 Compared to Third Quarter 2008
	Operating Income (Loss)
			% Increase
(in millions)	2009	2008	(Decrease)
Constellation Wines	$221.8	$201.9	10%
Constellation Spirits	18.7	21.4	(13)%
Corporate Operations and Other	(21.9)	(22.9)	(4)%
Crown Imports	123.5	123.0	—
Consolidations and eliminations	(123.5)	(123.0)	—

Total Reportable Segments	218.6	200.4	9%
Acquisition-Related Integration Costs,
Restructuring Charges and Unusual Costs	(20.9)	(2.1)	NM

Consolidated Operating Income	$197.7	$198.3	—

NM = Not Meaningful
     As a result of the factors discussed above, consolidated operating income remained comparable at $197.7 million for Third Quarter 2009 versus $198.3 million for Third Quarter 2008. Acquisition-related integration costs, restructuring charges and unusual costs of $20.9 million and $2.1 million for Third Quarter 2009 and Third Quarter 2008, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Third Quarter
(in millions)	2009	2008
Cost of Product Sold
Flow through of inventory step-up	$6.1	$2.9
Inventory write-downs	—	0.1
Accelerated depreciation	2.3	2.4

Cost of Product Sold	8.4	5.4

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	6.7	—
Gain on sale of non-strategic asset	—	(4.8)

Selling, General and Administrative Expenses	6.7	(4.8)

Restructuring Charges	4.3	(0.1)

Acquisition-Related Integration Costs	1.5	1.6

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$20.9	$2.1

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees increased slightly to $76.3 million in Third Quarter 2009 from $74.2 million in Third Quarter 2008, an increase of $2.1 million, or 2.8%. This increase is primarily due to increased earnings of Opus One, a 50% owned joint venture.
     Net sales for Crown Imports increased to $554.7 million for Third Quarter 2009 from $547.7 million for Third Quarter 2008, an increase of $7.0 million, or 1%. This increase resulted primarily from volume growth within the Crown Imports Mexican beer portfolio. Crown Imports gross profit decreased by $11.8 million, as increased net sales were offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses decreased $12.3 million, primarily due to a decrease in advertising and selling expenses resulting largely from timing of marketing activities during the first half of fiscal 2009. Operating income was relatively flat due primarily to these factors.
     Interest Expense, Net
     Interest expense, net of interest income of $1.8 million and $1.7 million for Third Quarter 2009 and Third Quarter 2008, respectively, decreased to $78.4 million for Third Quarter 2009 from $82.4 million for Third Quarter 2008, a decrease of $4.0 million, or (5%). The decrease resulted primarily from lower average interest rates for Third Quarter 2009.
     Provision for Income Taxes
     The Company’s effective tax rate for Third Quarter 2009 of 57.3% was driven primarily by the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges and the recognition of a valuation allowance against net operating losses in Australia. The Company’s effective tax rate for Third Quarter 2008 of 37.1% was impacted primarily by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions and the tax effects of foreign earnings, partially offset by increases to existing tax contingencies and related interest.

     Net Income
     As a result of the above factors, the Company recognized net income of $83.5 million for Third Quarter 2009 as compared to net income of $119.6 million for Third Quarter 2008, a decrease of $36.1 million, or (30%).
Nine Months 2009 Compared to Nine Months 2008
     Net Sales
     The following table sets forth the net sales by operating segment of the Company for Nine Months 2009 and Nine Months 2008.

	Nine Months 2009 Compared to Nine Months 2008
	Net Sales
			% Increase
(in millions)	2009	2008	(Decrease)
Constellation Wines:
Branded wine	$2,396.5	$2,270.1	6%
Wholesale and other	196.9	299.4	(34)%

Constellation Wines net sales	2,593.4	2,569.5	1%
Constellation Spirits net sales	326.1	319.1	2%
Crown Imports net sales	1,959.3	1,928.5	2%
Consolidations and eliminations	(1,959.3)	(1,928.5)	2%

Consolidated Net Sales	$2,919.5	$2,888.6	1%

     Net sales for Nine Months 2009 increased to $2,919.5 million from $2,888.6 million for Nine Months 2008, an increase of $30.9 million, or 1%. This increase resulted primarily from the Company’s Fiscal 2008 initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed above, combined with net sales of branded wine acquired in the BWE Acquisition of $147.3 million, partially offset by a decrease in net sales of $117.1 million due to the Matthew Clark investment, which is accounted for under the equity method of accounting, and a decrease in branded wine net sales of $98.2 million due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands.
     Constellation Wines
     Net sales for Constellation Wines increased to $2,593.4 million for Nine Months 2009 from $2,569.5 million in Nine Months 2008, an increase of $23.9 million, or 1%. Branded wine net sales increased $126.4 million primarily due to the distributor wine inventory reduction initiative discussed above and net sales of branded wine acquired in the BWE Acquisition of $147.3, partially offset by a $98.2 million decrease in net sales associated with the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands and an unfavorable year-over-year foreign currency translation impact of $36.4 million. Wholesale and other net sales decreased $102.5 million primarily due to the accounting for the Matthew Clark investment under the equity method of accounting.

     Constellation Spirits
     Net sales for Constellation Spirits increased to $326.1 million for Nine Months 2009 from $319.1 million for Nine Months 2008, an increase of $7.0 million, or 2%. This increase resulted primarily from net sales growth within the Company’s branded spirits portfolio which was driven primarily by Svedka, partially offset by a decrease in contract production services net sales of $11.1 million resulting from the Company’s August 2008 sale of a nonstrategic Canadian distilling facility.
     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
     Gross Profit
     The Company’s gross profit increased to $1,038.8 million for Nine Months 2009 from $969.8 million for Nine Months 2008, an increase of $69.0 million, or 7%. The Constellation Wines segment’s gross profit increased $123.2 million primarily due to higher U.S. base branded wine gross profit resulting primarily from the Company’s Fiscal 2008 distributor wine inventory reduction initiative and increased gross profit of $69.5 million due to the BWE Acquisition. The Constellation Spirits segment’s gross profit increased $3.8 million as increased gross profit from the increase in branded spirits net sales was partially offset by increasing raw material costs for spirits. In addition, unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, were higher by $58.0 million in Nine Months 2009 versus Nine Months 2008. This increase resulted primarily from inventory write-downs of $47.6 million in Nine Months 2009 associated with the Company’s Australian Initiative and increased flow through of inventory step-up of $8.6 million associated primarily with the BWE Acquisition. Gross profit as a percent of net sales increased to 35.6% for Nine Months 2009 from 33.6% for Nine Months 2008 primarily due to (i) the benefit of reporting the lower margin U.K. wholesale business under the equity method of accounting for Nine Months 2009, (ii) the benefit from the divestiture of the lower margin Almaden and Inglenook wine brands and the Pacific Northwest wine brands, and (iii) sales of higher margin wine brands acquired in the BWE Acquisition, partially offset by the higher unusual costs.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $659.2 million for Nine Months 2009 from $580.2 million for Nine Months 2008, an increase of $79.0 million, or 14%. This increase is due to increases of $20.9 million in the Constellation Wines segment, $9.1 million in the Constellation Spirits segment, $8.8 million in the Corporate Operations and Other segment, and an increase in unusual items which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $40.2 million. The increase in the Constellation Wines segment’s selling, general and administrative expenses is due to increased general and administrative expenses of $7.2 million resulting primarily from losses on foreign currency transactions and higher stock-based compensation expense, partially offset by lower annual management incentive compensation expense and a favorable year-over-year foreign currency translation impact; and increased selling and advertising spend of $13.7 million behind the Company’s branded wine portfolio. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to an increase in general and administrative expenses resulting primarily from losses on foreign currency transactions. The Corporate Operations and Other segment’s selling, general and administrative expenses were up primarily due to higher consulting service fees associated with the Company’s review of its businesses and process improvement opportunities, combined with additional costs to support the growth of the Company, including an increase of $4.8 million of stock-based compensation expense. The increase in unusual items was primarily due to the recognition in Nine Months 2009 of the $23.2 million loss discussed previously in connection with the June 2008 sale of the Pacific Northwest Business, an increase of $7.3 million in connection with the Company’s Fiscal 2007 Wine Plan, and an $8.3 million net loss in connection with the August 2008 sale of the nonstrategic Canadian distilling facility.
     Selling, general and administrative expenses as a percent of net sales increased to 22.6% for Nine Months 2009 from 20.1% for Nine Months 2008 primarily due to the higher unusual items, combined with increased general and administrative expenses resulting primarily from losses on foreign currency transactions within the Constellation Wines and Constellation Spirits segments and higher stock-based compensation expense, partially offset by the incremental benefit from the BWE Acquisition.
     Impairment of Intangible Assets
     During the second quarter of fiscal 2009, in connection with the Australian Initiative, the Company recorded an impairment loss of $21.8 million on its Australian trademarks as a direct result of the streamlining of the Company’s Australian wine product portfolio.
     Restructuring Charges
     The Company recorded $40.3 million of restructuring charges for Nine Months 2009 associated primarily with the Australian Initiative. Restructuring charges included $8.3 million of employee termination costs, a credit of $0.1 million of contract termination costs, $0.8 million of facility consolidation/relocation costs, and $31.3 million of impairment charges on assets held for sale in Australia. The Company recorded $0.7 million of restructuring charges for Nine Months 2008. In addition, the Company incurred additional costs for Nine Months 2009 and Nine Months 2008 in connection with the Company’s restructuring and acquisition-related integration plans.

     Total costs incurred in connection with the Company’s restructuring and acquisition-related integration plans for Nine Months 2009 and Nine Months 2008 are as follows:

	Nine Months
(in millions)	2009	2008
Cost of Product Sold
Inventory write-downs	$47.6	$0.2
Accelerated depreciation	$8.6	$6.6

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	$11.9	$1.4

Impairment of Intangible Assets	$21.8	$—

Restructuring Charges	$40.3	$0.7

Acquisition-Related Integration Costs (see below)	$7.6	$5.2
     The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2009:

Expected
Fiscal
(in millions)	2009
Cost of Product Sold
Inventory write-downs	$47.9
Accelerated depreciation	$10.7

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	$22.3

Impairment of Intangible Assets	$21.8

Restructuring Charges	$45.5

Acquisition-Related Integration Costs	$12.9
     Acquisition-Related Integration Costs
     Acquisition-related integration costs increased to $7.6 million for Nine Months 2009 from $5.2 million for Nine Months 2008. Acquisition-related integration costs for Nine Months 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan. These costs included $2.5 million of employee-related costs and $5.1 million of facilities and other one-time costs. Acquisition-related integration costs for Nine Months 2008 consisted of costs recorded primarily in connection with the Vincor Plan.

     Operating Income
     The following table sets forth the operating income (loss) by operating segment of the Company for Nine Months 2009 and Nine Months 2008.

	Nine Months 2009 Compared to Nine Months 2008
	Operating Income (Loss)
			% Increase
(in millions)	2009	2008	(Decrease)
Constellation Wines	$515.3	$413.0	25%
Constellation Spirits	52.8	58.1	(9)%
Corporate Operations and Other	(72.1)	(63.3)	14%
Crown Imports	410.9	426.6	(4)%
Consolidations and eliminations	(410.9)	(426.6)	(4)%

Total Reportable Segments	496.0	407.8	22%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(186.1)	(24.1)	NM

Consolidated Operating Income	$309.9	$383.7	(19)%

     As a result of the factors discussed above, consolidated operating income decreased to $309.9 million for Nine Months 2009 from $383.7 million for Nine Months 2008, a decrease of $73.8 million, or (19%). Acquisition-related integration costs, restructuring charges and unusual costs of $186.1 million and $24.1 million for Nine Months 2009 and Nine Months 2008, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Nine Months
(in millions)	2009	2008
Cost of Product Sold
Flow through of inventory step-up	$16.7	$8.1
Inventory write-downs	47.6	0.2
Accelerated depreciation	8.6	6.6
Other	0.1	0.1

Cost of Product Sold	73.0	15.0

Selling, General and Administrative Expenses
Other costs (primarily duplicative facility costs in the U.K. and contract modification costs in Australia)	11.9	1.4
Loss on sale of Pacific Northwest Business	23.2	—
Loss (gain) on sale of non-strategic asset	8.3	(4.8)
Loss on the contribution of the U.K. wholesale business	—	6.6

Selling, General and Administrative Expenses	43.4	3.2

Impairment of Intangible Assets	21.8	—

Restructuring Charges	40.3	0.7

Acquisition-Related Integration Costs	7.6	5.2

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$186.1	$24.1

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $218.5 million in Nine Months 2009 from $230.1 million in Nine Months 2008, a decrease of $11.6 million, or (5%). This decrease is primarily due to lower equity in earnings of Crown Imports of $8.1 million and an impairment loss on an Australian investment of $4.1 million.
     Net sales for Crown Imports increased to $1,959.3 million for Nine Months 2009 from $1,928.5 million for Nine Months 2008, an increase of $30.8 million, or 2%. This increase resulted primarily from volume growth within the Crown Imports Mexican beer portfolio. Crown Imports gross profit decreased $11.5 million, as increased net sales were offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $4.2 million, primarily due to an increase in advertising expenses resulting from timing of marketing activities during the first half of fiscal 2009. Operating income decreased $15.8 million, or (4%), primarily due to these factors.
     Interest Expense, Net
     Interest expense, net of interest income of $2.8 million and $3.1 million, for Nine Months 2009 and Nine Months 2008, respectively, was relatively flat at $245.7 million for Nine Months 2009 compared to $248.8 million for Nine Months 2008. This was due primarily to lower average interest rates for Nine Months 2009 being offset by higher average borrowings for Nine Months 2009 as a result of the funding of the BWE Acquisition.
     Provision for Income Taxes
     The Company’s effective tax rate for Nine Months 2009 of 62.7% was driven largely by (i) the recognition of a valuation allowance against net operating losses in Australia resulting primarily from the Australian Initiative and (ii) the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2009. The Company’s effective tax rate for Nine Months 2008 of 39.3% was impacted primarily by reductions in deferred income tax liabilities as a result of legislative changes in various state and foreign jurisdictions, offset by the recognition of a nondeductible pretax loss in connection with the Company’s contribution of its U.K. wholesale business to the Matthew Clark joint venture and increases to existing tax contingencies and related interest.
     Net Income
     As a result of the above factors, net income decreased to $105.4 million for Nine Months 2009 from $221.5 million for Nine Months 2008, a decrease of $116.1 million, or (52%).

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
     The global credit crisis has imposed exceptional levels of volatility in the capital markets, severely diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, the Company has maintained adequate liquidity to meet current working capital requirements, fund capital expenditures, repay scheduled principal and interest payments on debt, and prepay certain future principal payments on debt. Absent further severe deterioration of market conditions, the Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.
     As of December 31, 2008, the Company had $857.6 million in revolving loans available to be drawn under its 2006 Credit Agreement. The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Nine Months 2009 Cash Flows
     Operating Activities
     Net cash provided by operating activities for Nine Months 2009 was $330.9 million, which resulted primarily from $105.4 million of net income, plus $286.0 million of net non-cash items charged to the Consolidated Statements of Operations and $133.4 million of other, net, less $193.9 million representing the net change in the Company’s operating assets and liabilities.
     The net non-cash items consisted primarily of depreciation of property, plant and equipment; write-down of inventory associated with the Australian Initiative; stock-based compensation expense; the loss on disposal or impairment of long-lived assets, net, primarily in connection with the Australian Initiative; the impairment of intangible assets associated with the Australian Initiative; and the loss on businesses sold in connection with the sale of the Pacific Northwest Business.
     The net change in operating assets and liabilities resulted primarily from increases in accounts receivable and inventories of $187.4 million and $176.6 million, respectively, and a decrease in accrued excise taxes of $75.9 million. The increase in accounts receivable is primarily due to seasonality as November is typically the Company’s highest selling month coupled with January and February typically being the Company’s lowest selling months. The increase in inventories is primarily attributable to increases in the U.S., Australia and New Zealand inventory levels resulting from their 2008 grape harvests. The decrease in accrued excise taxes is primarily attributable to timing of excise tax payments.

     Other, net, consisted primarily of (i) cash proceeds of $85.5 million from the gain on settlement of certain foreign currency hedges which were designed to economically hedge foreign currency risk associated with certain foreign currency denominated intercompany balances; (ii) cash proceeds of $27.5 million for tenant allowances received in connection with the Company’s 19.5 year lease of a new warehousing and production facility in the U.K. as part of the Fiscal 2007 Wine Plan; (iii) $9.6 million of non-cash loss associated with the settlement of pension and postretirement liabilities as a result of the sale of a nonstrategic Canadian distilling facility; and (iv) $7.4 million of non-cash losses on contractual obligations recorded in connection with the sale of the Pacific Northwest Business.
     Investing Activities
     Net cash provided by investing activities for Nine Months 2009 was $157.3 million, which resulted primarily from the proceeds from the sale of the Pacific Northwest Business of $204.2 million, net of direct costs to sell, less $95.6 million of capital expenditures.
     Financing Activities
     Net cash used in financing activities for Nine Months 2009 was $327.2 million resulting primarily from principal payments of long-term debt of $225.2 million and net repayment of notes payable of $137.4 million.
Debt
     Total debt outstanding as of November 30, 2008, amounted to $4,782.0 million, a decrease of $475.5 million from February 29, 2008. The ratio of total debt to total capitalization increased to 67.1% as of November 30, 2008, from 65.5% as of February 29, 2008. The increase is attributable primarily to the foreign currency impact on the Company’s total capitalization.
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

     As of November 30, 2008, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2009 and for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2009	$—	$—	$—
2010	270.0	4.0	274.0
2011	300.0	4.0	304.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$720.0	$1,438.0	$2,158.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. The margin is fixed with respect to the tranche B term loan facility. As of November 30, 2008, the LIBOR margin for the tranche A term loan facility and the revolving credit facility is currently at the maximum rate of 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of November 30, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $720.0 million bearing an interest rate of 4.1%, tranche B term loans of $1,438.0 million bearing an interest rate of 4.3%, no outstanding revolving loans, outstanding letters of credit of $32.1 million, and $867.9 million in revolving loans available to be drawn.

     Subsequent to November 30, 2008, the Company prepaid $195.0 million of the $270.0 million required fiscal 2010 principal repayments on its tranche A term loan. As of December 31, 2008, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $525.0 million bearing an interest rate of 2.8%, tranche B term loans of $1,438.0 million bearing an interest rate of 3.5%, revolving loans of $10.5 million bearing an interest rate of 0.8%, outstanding letters of credit of $31.9 million, and $857.6 million in revolving loans available to be drawn.
     As of November 30, 2008, the Company had outstanding interest rate swap agreements which fixed LIBOR interest rates on $1.2 billion of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. For Nine Months 2009 and Nine Months 2008, the Company reclassified a loss of $8.6 million and a gain of $5.8 million, net of income tax effect, respectively, from accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets to interest expense, net on the Company’s Consolidated Statements of Operations. For Third Quarter 2009 and Third Quarter 2008, the Company reclassified a loss of $3.0 million and a gain of $2.2 million, net of income tax effect, respectively, from AOCI on the Company’s Consolidated Balance Sheets to interest expense, net on the Company’s Consolidated Statements of Operations.
     Senior Notes
     As of November 30, 2008, the Company had outstanding £1.0 million ($1.5 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of November 30, 2008, the Company had outstanding £154.0 million ($236.7 million, net of $0.1 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Sterling Series B Senior Notes and Sterling Series C Senior Notes are currently redeemable, in whole or in part, at the option of the Company.
     As of November 30, 2008, the Company had outstanding $694.3 million (net of $5.7 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”). The August 2006 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium.
     On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. The May 2007 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium. As of November 30, 2008, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

     On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. The December 2007 Senior Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date, plus a make whole premium. As of November 30, 2008, the Company had outstanding $497.1 million (net of $2.9 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
     Senior Subordinated Notes
     As of November 30, 2008, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.
     Subsidiary Credit Facilities
     The Company has additional credit arrangements totaling $334.1 million as of November 30, 2008. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2008, amounts outstanding under these arrangements were $244.4 million.
Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 and provided the required disclosures as of February 28, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end (with limited exceptions), which provision the Company is required to adopt as of February 28, 2009. The Company uses a December 31 measurement date for its defined benefit pension and other postretirement plans and has elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by SFAS No. 158. Accordingly, on March 1, 2008, the Company recognized adjustments to its opening retained earnings, accumulated other comprehensive income, net of income tax effect, and pension and other postretirement plan assets or liabilities. These adjustments did not have a material impact on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS No. 161 for its interim period beginning December 1, 2008, with earlier application encouraged. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.
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

Information Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, (iii) information concerning expected or potential actions of third parties, and (iv) future worldwide or domestic economic conditions and the global credit environment are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to risks and uncertainties discussed in “Risk Factors” under Part II — Item 1A of this Quarterly Report on Form 10-Q and the risk and uncertainty that the Company’s purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

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
     Foreign currency derivative contracts are used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales both to third parties as well as intercompany sales, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2008, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and Mexican peso.
     As of November 30, 2008, and November 30, 2007, the Company had outstanding foreign exchange derivative instruments with a notional value of $3,815.3 million and $2,474.4 million, respectively. Approximately 98.6% of the Company’s total exposures were hedged as of November 30, 2008. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2008, and November 30, 2007, the fair value of open foreign exchange contracts would have been decreased by $83.9 million and $171.3 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
     The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,088.4 million and $2,147.9 million as of November 30, 2008, and November 30, 2007, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2008, and November 30, 2007, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $94.4 million and $98.2 million, respectively.
     As of November 30, 2008, and November 30, 2007, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of November 30, 2008, and November 30, 2007, would have increased the fair value of the interest rate swaps by $12.3 million and $29.0 million, respectively.
     In addition to the $2,088.4 million and $2,147.9 million estimated fair value of fixed rate debt outstanding as of November 30, 2008, and November 30, 2007, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of November 30, 2008, and November 30, 2007, of $2,364.1 million and $2,471.7 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of November 30, 2008, and November 30, 2007, is $23.6 million and $24.7 million, respectively.

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
Internal Control Over Financial Reporting
     In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. We are updating those risk factors by adding the risk factor below to discuss how the risk presented by the current economic slowdown and global credit crisis may impact us. We also face additional risks and additional factors not presently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.
Recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.
     As widely reported, the worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. We are subject to risks associated with these adverse conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets.
     In addition, this global economic situation could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to produce and distribute our products. We have a committed credit facility and additional liquidity facilities available to us. While to date we have not experienced problems with accessing these facilities, to the extent that the financial institutions that participate in these facilities were to default on their obligation to fund, those funds would not be available to us.
     The timing and nature of any recovery in the financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. The Company is unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the United States and its other major markets outside the United States.
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

CONSTELLATION BRANDS, INC.
Dated: January 9, 2009	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President,
Finance and Controller

Dated: January 9, 2009	By:	/s/ Robert Ryder
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