Form 10-K
period 2009-02-28
CONSTELLATION BRANDS, INC.
filed 2009-04-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08495
CONSTELLATION BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0716709

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

207 High Point Drive, Building 100, Victor, New York	14564

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (585) 678-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock (par value $.01 per share)	New York Stock Exchange
Class B Common Stock (par value $.01 per share)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,972,797,456. On that date the registrant had no non-voting common equity.
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 20, 2009, is set forth below:

Class	Number of Shares Outstanding

Class A Common Stock, par value $.01 per share	197,253,230
Class B Common Stock, par value $.01 per share	23,743,494
Class 1 Common Stock, par value $.01 per share	None
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 23, 2009 is incorporated by reference in Part III to the extent described therein.

     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, (iii) information concerning expected actions of third parties, and (iv) future worldwide or domestic economic conditions and the global credit environment are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that the Company’s purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint and/or other costs of implementation. Additional important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I
Item 1. Business
Introduction
     Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2009,” “Fiscal 2008,” and “Fiscal 2007” shall refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2010” shall refer to the Company’s fiscal year ending February 28, 2010.
     Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2008 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Adams Liquor Handbook; Adams Wine Handbook; Adams Beer Handbook; Adams Handbook Advance; The U.S. Wine Market: Impact Databank Review and Forecast; The U.S. Beer Market: Impact Databank Review and Forecast; The U.S. Spirits Market: Impact Databank Review and Forecast; Euromonitor; Australian Bureau of Statistics; Information Resources, Inc.; ACNielsen; Association for Canadian Distillers; AZTEC; and DISCUS. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.
     The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 6,600 employees located throughout the world and the corporate headquarters are located in Victor, New York. The Company conducts its business through entities it wholly owns as well as through a variety of joint ventures with various other entities, both within and outside the U.S.
     The Company is a leading international producer and marketer of beverage alcohol with a strong portfolio of premium wine brands complemented by premium spirits, imported beers and other select beverage alcohol products. The Company has the largest wine business in the world and has a leading market position in each of its core markets, which include the United States (“U.S.”), Canada, United Kingdom (“U.K.”), Australia and New Zealand.
     The Company is the largest marketer of imported beer in the U.S. through its January 2, 2007, investment in Crown Imports, a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) are imported, marketed and sold by the joint venture in the U.S. along with certain other imported brands (see “Recent Acquisitions, Equity Method Investments and Divestiture” below and “Investment in Crown Imports” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K). Prior to January 2, 2007, the Company was the largest marketer of imported beer in 25 primarily western U.S. states, where it had exclusive rights to import, market and sell the Mexican brands in its portfolio.

     On April 17, 2007, the Company participated in establishing and commencing operations of a joint venture with Punch Taverns plc (“Punch”) in which Punch acquired a 50% interest in the Company’s wholesale business in the U.K. This U.K. wholesale joint venture is referred to hereinafter as “Matthew Clark” (see “Recent Acquisitions, Equity Method Investments and Divestiture” below and “Investment in Matthew Clark” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K). Matthew Clark is the leading independent (non-brewery-owned) drinks wholesaler to the on-premise trade in the U.K., providing a full range of beverage alcohol and soft drinks. The Company leverages Matthew Clark as a strategic route-to-market for its branded product portfolio.
     Many of the Company’s products are recognized leaders in their respective categories and geographic markets. The Company’s strong market positions make the Company a supplier of choice to many of its customers, who include wholesale distributors, retailers, on-premise locations and government alcohol beverage control agencies.
     The Company’s net sales by product category are summarized as follows:

	For the Year		For the Year
	Ended		Ended
	February 28,	% of	February 29,	% of
(in millions)	2009	Total	2008	Total
Branded wine	$3,015.3	83%	$3,016.9	80%
Wholesale and other	220.6	6%	341.9	9%
Spirits	418.7	11%	414.2	11%

Consolidated Net Sales	$3,654.6	100%	$3,773.0	100%

     The Company’s geographic markets include North America (primarily the U.S. and Canada), Europe (primarily the U.K.) and Australia/New Zealand (primarily Australia and New Zealand). Net sales for spirits occurred in the North America market (primarily the U.S.). Branded wine net sales by geographic area (based on the location of the selling company) are summarized as follows:

	For the Year		For the Year
	Ended		Ended
	February 28,	% of	February 29,	% of
(in millions)	2009	Total	2008	Total
North America	$2,154.7	72%	$2,005.6	67%
Europe	521.3	17%	637.9	21%
Australia/New Zealand	339.3	11%	373.4	12%

Consolidated Net Sales	$3,015.3	100%	$3,016.9	100%

     During the past 10 years, there have been certain key trends within the beverage alcohol industry, which include:
•	Consolidation of suppliers, wholesalers and retailers;

•	An increase in global wine consumption, with premium wines growing faster than value-priced wines; and

•	In the U.S. within the beer category, high-end beer (imports and crafts) growing faster than domestic beer.

     To capitalize on these trends and become more competitive, the Company has employed a strategy of growing through a combination of internal growth, acquisitions and investments in joint ventures, with an increasing focus on higher-margin premium categories of the beverage alcohol industry. Key elements of the Company’s strategy include:
•	Leveraging its existing portfolio of leading brands;

•	Developing new products, new packaging and line extensions;

•	Strengthening relationships with wholesalers and retailers;

•	Expanding distribution of its product portfolio;

•	Enhancing production capabilities;

•	Realizing operating efficiencies and synergies;

•	Maximizing asset utilization; and

•	Acquiring additional management, operational, marketing, and product development expertise.
     Over the last two fiscal years, the Company has complemented this strategy by divesting certain businesses, brands, and assets as part of its efforts to increase its mix of premium brands, improve margins, create operating efficiencies and reduce debt.
     During Fiscal 2009, an increasingly challenging global economic environment has contributed to some slowing of premium wine growth in the near-term but the Company believes consumers will continue to trade up to premium wines over the long-term.
Recent Acquisitions, Equity Method Investments and Divestitures
     In March 2009, as part of its strategic focus on higher-margin premium brands in its portfolio, the Company sold its value spirits business for $330.5 million, net of direct costs to sell. The Company retained the SVEDKA Vodka and Black Velvet Canadian Whisky premium spirit brands, which have scale in the marketplace and higher margins than the value spirits brands that were sold. To achieve synergies and operating efficiencies, these brands will be consolidated into the Company’s North American wine operations. The Paul Masson Grande Amber Brandy brand, which is already being managed by the Company’s North American wine business, was also retained.
     In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands that had been acquired as part of the December 2007 acquisition of the Fortune Brands U.S. wine business, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and excess production capacity.
     In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin popular-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.5 million, net of direct costs to sell.
     In December 2007, the Company acquired the Fortune Brands U.S. wine business, which includes wineries and vineyards in California and produces, markets and sells super-premium and fine wines including Clos du Bois and Wild Horse. The transaction expands the Company’s portfolio of super-premium plus wine brands and strengthens its position as the largest premium wine company in the U.S.

     In April 2007, the Company along with Punch, a leading pub company in the U.K., commenced operations of Matthew Clark, a joint venture which owns and operates the U.K. wholesale business formerly owned entirely by the Company. The Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. On April 17, 2007, the Company discontinued consolidation of the U.K. wholesale business and began accounting for its investment in Matthew Clark under the equity method.
     In March 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) and related business. Svedka is produced in Sweden, and has become the fastest growing major premium spirits brand in the world and is the third largest imported vodka in the U.S. This acquisition increased the Company’s mix of premium spirits.
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
Business Segments
     As a result of the Company’s investment in Crown Imports, the Company changed its internal management financial reporting to consist of three business divisions: Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in the joint venture, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, the Company reports its operating results in five segments: Constellation Wines (branded wine, and wholesale and other), Constellation Spirits (distilled spirits), Constellation Beers (imported beer), Corporate Operations and Other and Crown Imports (imported beer). Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. The business segments, described more fully below, reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

     Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 22 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.
     Constellation Wines
     Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, Australia and New Zealand. As the largest producer and marketer of wine in the world, Constellation Wines has leading market positions in several countries. It is a leading producer and marketer of wine in the U.S., Canada, Australia and New Zealand and the largest marketer of wine in the U.K. Wine produced by the Company in the U.S. is primarily marketed domestically and in the U.K. and Canada. Wine produced in Australia and New Zealand is primarily marketed domestically and in the U.S., Canada and U.K., while wine produced in Canada is primarily marketed domestically. In addition, Constellation Wines exports its wine products to other major wine consuming markets of the world.
     In the U.S., Constellation Wines sells 18 of the top-selling 100 table brands and is the largest premium wine company. In Canada, it has wine across all price points, and has six of the top-selling 25 table wine brands and the leading icewine brand with Inniskillin. It has five of the top-selling 25 table wine brands in the U.K. and the best-selling brand of fortified British wine. In Australia, it has wine brands across all price points and varieties, including a comprehensive range of premium wine brands, and has six of the top-selling 25 wine brands and is the largest producer of cask (box) wines.
     Constellation Wines’ well-known wine brands include Robert Mondavi Brands, Franciscan Oakville Estate, Wild Horse, Simi, Toasted Head, Estancia, Clos du Bois, Blackstone, Ravenswood, Black Box, Vendange, Arbor Mist, Inniskillin, Kim Crawford, Ruffino, Nobilo, Jackson-Triggs, Alice White, Hardys, Banrock Station, Stowells, and Kumala. Constellation Wines also produces and sells Paul Masson Grande Amber Brandy, a leading brand in the brandy/cognac category.
     Throughout Fiscal 2007 and prior to April 17, 2007, Constellation Wines owned entirely the leading independent beverage wholesaler to the on-premise trade in the U.K. As previously discussed, on April 17, 2007, the Company, along with Punch, completed the formation of the Matthew Clark joint venture, which now owns and operates that U.K. wholesale business. Matthew Clark has approximately 20,000 on-premise accounts and distributes wine, distilled spirits, cider, beer, RTDs and soft drinks. Those products include Constellation Wines’ branded wine and cider, and products produced by other major drinks companies.
     Constellation Wines is also the second largest producer and marketer of cider in the U.K., with leading cider brands Blackthorn, Olde English and Gaymers, and a leading producer and a leading marketer of wine kits and beverage alcohol refreshment coolers in Canada.
     In conjunction with its wine production, Constellation Wines produces and sells bulk wine and other related products and services.

     Constellation Spirits
     Through fiscal 2009, Constellation Spirits produced, bottled, imported and marketed a diversified line of distilled spirits. The majority of the segment’s distilled spirits unit volume consisted of products marketed in the value price category, including Chi-Chi’s prepared cocktails, Barton, Sköl, Fleischmann’s, Canadian LTD, Montezuma, Ten High, Mr. Boston and Inver House, and Svedka Vodka and Black Velvet Canadian Whisky in the premium price category.
     As discussed above, in March 2009, the Company sold its value spirits business while retaining the Svedka and Black Velvet premium spirit brands, both of which have a leading position in their respective categories, as well as certain other spirits brands.
     Constellation Beers
     Prior to January 2, 2007, Constellation Beers was the largest marketer of imported beer in 25 primarily western U.S. states, where it had exclusive rights to import, market and sell the Mexican brands in its portfolio, Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico, and Negra Modelo. Constellation Beers also had exclusive rights to the entire U.S. to import, market and sell the St. Pauli Girl and Tsingtao brands.
     Crown Imports
     Effective January 2, 2007, the Constellation Beers operating segment was replaced with the Crown Imports operating segment as the Company completed the formation of the Crown Imports joint venture with Modelo. The Company and Modelo indirectly each have equal interest in Crown Imports, which has the exclusive right to import, market and sell Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico, Negra Modelo, St. Pauli Girl and Tsingtao brands in all 50 states of the U.S. The Company accounts for its investment in Crown Imports under the equity method. In the U.S., Crown Imports has six of the top-selling 25 imported beer brands. Corona Extra is the best-selling imported beer and the sixth best-selling beer overall and Corona Light is the leading imported light beer while St. Pauli Girl is the number two selling German Beer and Tsingtao is the number one selling Chinese Beer.
     Corporate Operations and Other
     The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain.
Marketing and Distribution
     The Company’s segments employ full-time, in-house marketing, sales and customer service organizations to maintain a high degree of focus on their respective product categories. The organizations use a range of marketing strategies and tactics to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions and public relations. Where opportunities exist, particularly with national accounts in the U.S., the Company leverages its sales and marketing skills across the organization and segments.

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
Trademarks and Distribution Agreements
     Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. At the end of the Company’s fiscal year ended February 28, 2009, these agreements included, among others, a long-term license agreement with Hiram Walker & Sons, Inc., which expires in 2116, for the Ten High, Crystal Palace, Northern Light, Lauder’s and Imperial Spirits brands, and a long-term license agreement with Chi-Chi’s, Inc., which expires in 2117, for the production, marketing and sale of beverage products, alcoholic and non-alcoholic, utilizing the Chi-Chi’s brand name. On that date the Company also held an import and license agreement for the Caravella brands with Sperone SPA, which expires in 2057, under which it owned the Caravella trademarks in the U.S. during the term, and a distribution and license agreement with C.D.G., SA that expires in 2015 for the Meukow brand. As previously discussed, in March 2009, the Company sold its value spirits business. The Company’s rights to various trademarks were transferred as part of that divestiture, including the Company’s rights to all of the foregoing named trademarks.
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

     Crown Imports and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, have entered into an Importer Agreement (the “Importer Agreement”), pursuant to which Extrade II granted to Crown Imports the exclusive right to sell the Modelo Brands in the territories mentioned above. The joint venture and the related importation arrangements provide that, subject to the terms and conditions of those agreements, the joint venture and the related importation arrangements will continue through 2016 for an initial term of 10 years, and renew in 10-year periods unless GModelo Corporation, a Delaware corporation and subsidiary of Diblo, S.A. de C.V. (“Diblo”), gives notice prior to the end of year seven of any term.
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
     Constellation Wines’ principal wine competitors include: E&J Gallo Winery, Foster’s Group, WJ Deutsch, Kendall-Jackson, Ste. Michelle Wine Estates, Diageo and Brown Forman in the U.S.; Andrew Peller, Foster’s Group, Maison des Futailles and E&J Gallo Winery in Canada; Foster’s Group, E&J Gallo Winery, Diageo, and Pernod Ricard in the U.K.; and Foster’s Group and Pernod Ricard in Australia and New Zealand. Constellation Wines’ principal cider competitors include Heineken and C&C Group.
     Constellation Spirits’ principal distilled spirits competitors include: Diageo, Fortune Brands, Bacardi, Pernod Ricard and Brown-Forman.
     Crown Imports’ principal competitors include: Heineken, Anheuser-Busch InBev, MillerCoors and Diageo in the imported beer category as well as domestic producers such as Anheuser-Busch InBev and MillerCoors.
Production
     In the U.S., the Company operates 19 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. In Australia, the Company operates 11 wineries where wine is produced from many varieties of grapes grown in most of the major viticultural regions. The Company also operates 10 wineries in Canada, four wineries in New Zealand and one winery in South Africa. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the U.S. and Canada, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in Australia and New Zealand, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.
     The Company’s Canadian whisky requirements are produced and aged at its Canadian distillery in Lethbridge, Alberta. The Company’s requirements of grains and bulk spirits it uses in the production of Canadian whisky, are primarily purchased from various suppliers.

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
     The Company receives grapes from approximately 1,150 independent growers in the U.S., approximately 1,300 independent growers in Australia, approximately 120 independent growers in New Zealand and approximately 110 independent growers in Canada. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and is generally based on then-current market prices. In Australia, approximately 700 of the 1,300 growers belong to a grape growers’ cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the U.K., the Company produces wine from materials purchased either on a contract basis or on the open market.
     At February 28, 2009, the Company owned or leased approximately 24,400 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Canada, Australia and New Zealand. This acreage supplies only a small percentage of the Company’s overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.
     The distilled spirits manufactured and imported by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources by contractual arrangement and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.
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
Employees
     As of the end of March 2009, the Company had approximately 6,600 full-time employees throughout the world. Approximately 2,900 full-time employees were in the U.S. and approximately 3,700 full-time employees were outside of the U.S., in countries including Australia, the U.K., Canada and New Zealand. Additional workers may be employed by the Company during the peak and grape crushing seasons. The Company considers its employee relations generally to be good.

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
     The Company also has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on the Company’s internet website, together with the Company’s Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, its Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee). All of these materials are accessible on the Company’s Internet site at http://www.cbrands.com/CBI/constellationbrands/Investors/CorporateGovernance. Amendments to, and waivers granted to the Company’s directors and executive officers under the Company’s codes of ethics, if any, will be posted in this area of the Company’s website. A copy of the Code of Business Conduct and Ethics, Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, Chief Executive Officer and Senior Financial Executive Code of Ethics, and/or the Board of Directors Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests it. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning the Company’s Investor Center at 1-888-922-2150.
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

Our acquisition, disposition and joint venture strategies may not be successful.
     We have made a number of acquisitions, including our acquisition of the Fortune Brands, Inc. U.S. wine business, our Svedka acquisition and our Vincor acquisition and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings or realize anticipated operational synergies. Integrating the operations and personnel of acquired companies into our existing operations or separating from our existing operations the operations and personnel of businesses of which we dispose may result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention. In connection with the integration of acquired operations or the conduct of our overall business strategies, we may periodically restructure our businesses and/or sell assets or portions of our business, including the recent sale of our value spirits business. We may not achieve expected cost savings from restructuring activities or realize the expected proceeds from sales of assets or portions of our business, and actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.
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
     The U.S., the U.K., Canada, Australia and other countries in which we operate impose import and excise duties and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in import and excise duties or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. There may be further consideration by governmental entities to increase taxes upon beverage alcohol products as governmental entities explore available alternatives for raising funds during the current macroeconomic climate. In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state or provincial regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.
We rely on the performance of wholesale distributors, major retailers and government agencies for the success of our business.
     Local market structures and distribution channels vary worldwide. In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, club and discount stores, package liquor stores and restaurants and also directly to government agencies. In the U.K., we sell our products principally to retailers and also to wholesalers. In Australia, we sell our products principally to wholesalers and also directly to retailers, while in Canada, we sell our products to government agencies. The replacement or poor performance of our major wholesalers, retailers or government agencies could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our major wholesalers, retailers or government agencies could also materially and adversely affect our results of operations and financial condition.
     The industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in Europe and the U.S. If we are unable to successfully adapt to this changing environment, our net income, market share and volume growth could be negatively affected. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, wholesalers or retailers may give higher priority to products of our competitors. In the future, our wholesalers and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

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
     During the years ended February 28, 2009, and February 29, 2008, we recorded impairment losses of $300.4 million and $812.2 million, respectively, on our goodwill and intangible assets. We continue to have a significant amount of intangible assets, such as goodwill and trademarks. In accordance with the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are subject to a periodic impairment evaluation. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations.
The termination of our joint venture with Modelo relating to importing, marketing and selling imported beer could have a material adverse effect on our business.
     On January 2, 2007, we participated in establishing and commencing operations of a joint venture with Modelo, pursuant to which Corona Extra and the other Modelo Brands are imported, marketed and sold by the joint venture in the U.S. (including the District of Columbia) and Guam along with certain other imported beer brands in their respective territories. Pursuant to the joint venture and related importation arrangements, the joint venture will continue for an initial term of 10 years, and renew in 10-year periods unless GModelo Corporation, a Delaware corporation and subsidiary of Diblo, gives notice prior to the end of year seven of any term of its intention to purchase our interest we hold through our subsidiary, Constellation Beers Ltd. (“Constellation Beers”). The joint venture may also terminate under other circumstances involving action by governmental authorities, certain changes in control of us or Constellation Beers as well as in connection with certain breaches of the importation and related sub-license agreements, after notice and cure periods.
     The termination of the joint venture by acquisition of Constellation Beers’ interest or for other reasons noted above could have a material adverse effect on our business, financial condition or results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.
     There has been increased public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers. Adverse developments in these types of lawsuits or a significant decline in the social acceptability of beverage alcohol products that results from lawsuits could materially adversely affect our business.
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
Item 1B. Unresolved Staff Comments
     Not Applicable.

Item 2. Properties
     Through its business segments, the Company operates wineries, distilling and bottling plants, and cider producing facilities, most of which include warehousing and distribution facilities on the premises. Through Matthew Clark, the Company also operates separate distribution centers serving the Constellation Wines segment’s wholesaling business in the U.K. In addition to the Company’s properties described below, certain of the Company’s businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.
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
     United States
     In the U.S., the Company through its Constellation Wines segment operates two wineries in New York, located in Canandaigua and Naples; 16 wineries in California, located in Acampo, Esparto, Geyserville, Gonzales, Healdsburg, Kenwood, Madera, Oakville, Soledad, Rutherford, Templeton, Ukiah, two in Lodi, two in Sonoma; and one winery in Washington, located in Prosser. All of these wineries are owned. The Constellation Wines segment considers its principal wineries in the U.S. to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Ravenswood wineries in Sonoma (California), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Winery in Lodi (California), the Robert Mondavi Winery in Oakville (California) and the Blackstone Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine. In California, the Constellation Wines segment also operates a distribution center and four warehouses.
     Through the Constellation Wines segment, as of February 28, 2009, the Company owned or leased approximately 12,600 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

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
     Through the Constellation Wines segment, the Company owns or has interests in approximately 6,100 acres of vineyards in South Australia, Western Australia, Victoria, and Tasmania, and approximately 3,900 acres of vineyards, either fully bearing or under development, in New Zealand.
     Europe
     Through the Constellation Wines segment, in the U.K. the Company operates two facilities in England, located in Bristol and Shepton Mallet. The Bristol facility, which is leased, is considered a principal facility and produces, bottles and packages wine; and the Shepton Mallet facility, which is owned, produces, bottles and packages cider.
     Through this segment, the Company operates a National Distribution Centre, located at a leased facility in Severnside, Bristol, England, together with two leased satellite facilities and two third party storage facilities within the same region, to distribute the Company’s products that are produced at the Bristol and Shepton Mallet facilities as well as products imported from other wine suppliers. The Company also operates an additional satellite warehouse in leased facilities in Severnside. Matthew Clark operates 11 physical distribution centers located throughout the U.K., 10 of which are leased, as well as two virtual depots and two satellite depots. These distribution centers and depots are used to distribute products produced by the Company, as well as by third parties.
     Additionally, through the Constellation Wines segment, the Company leases warehouse and office facilities in Dublin in support of the Company’s business of marketing, storing and distributing alcoholic beverages in the Republic of Ireland.
     Canada
     Through the Constellation Wines segment, the Company owns and operates 10 Canadian wineries, four of which are in British Columbia, four in Ontario, one in Quebec and one in New Brunswick. The British Columbia and Ontario operations all harvest a domestic crop and all locations vinify and cellar wines. Four wineries include bottling and/or packaging operations. The Company also operates a distribution center in Mississaugua, Ontario. In addition, through the segment the Company operates facilities in Vancouver, British Columbia and Kitchener, Ontario in connection with its beer and wine making kit business, and a finished goods warehouse and sales office in Dartmouth, Nova Scotia. The Company considers the segment’s principal facilities in Canada to be Niagara Cellars located in Niagara Falls (Ontario), the Vincor Quebec Division located in Rougemont (Quebec), the Vincor Production Facility located in Oliver (British Columbia) and the distribution center located in Mississaugua (Ontario).

     Through the Constellation Wines segment, as of February 28, 2009, the Company owned or leased approximately 1,800 acres of vineyards, either fully bearing or under development, in Ontario and British Columbia to supply a portion of the grapes used in the production of wine.
     South Africa
     Through the Constellation Wines segment, the Company operates a leased winery facility in South Africa.
     Constellation Spirits
     Through the Constellation Spirits segment, the Company maintains leased division offices in Chicago, Illinois.
     Through this segment, the Company currently owns and operates a distilling plant located in Lethbridge, Alberta, Canada. The Company also previously owned and operated a distilling plant in Valleyfield, Quebec which it sold to a third party during Fiscal 2009. The Company has moved the operations previously conducted at the Valleyfield, Quebec plant to its Lethbridge, Alberta, Canada facility. In addition, as discussed in Item 1 of this Annual Report on Form 10-K under the caption “Business – Recent Acquisitions, Equity Method Investments and Divestitures,” subsequent to February 28, 2009, the Company sold its value spirits business, which included the sale of the Company’s U.S. distilling, bottling and aging plant located in Bardstown, Kentucky. The Company considers this segment’s principal distilling plant to be the facility located in Lethbridge (Alberta), which distills, bottles and stores Canadian whisky for the segment, and distills and/or bottles and stores Canadian whisky, vodka, rum, gin and liqueurs for third parties. The Company also had previously considered this segment’s distilling plants located in Bardstown (Kentucky) and Valleyfield (Quebec) to be principal facilities. The Bardstown facility distilled bottled and warehoused distilled spirits products for the Company and, on a contractual basis, for other industry members. The Valleyfield, Quebec facility distilled, bottled and stored Canadian whisky for the segment, and distilled and/or bottled and stored Canadian whisky, vodka, rum, gin and liqueurs for third parties.
     In the U.S., the Company through its Constellation Spirits segment also previously operated two bottling plants, located in Owensboro, Kentucky and Carson, California. Subsequent to February 28, 2009, the Company disposed of both these facilities in connection with the sale of its value spirits business. The facility located in Owensboro (Kentucky) was owned, while the facility in Carson (California) was leased. The Company had previously considered this segment’s bottling plant located in Owensboro to be one of the segment’s principal facilities, and the Owensboro facility bottled and warehoused distilled spirits products for the segment and was also utilized for contract bottling.
     Constellation Beers and Crown Imports
     Through the Constellation Beers segment, the Company maintained leased division offices in Chicago, Illinois and contracted with five providers of warehouse space and services in eight locations throughout the U.S. Coincident with the formation of Crown Imports on January 2, 2007, these warehouse space and services contracts were transferred to the joint venture, and Crown Imports has entered into additional arrangements to satisfy its warehouse requirements. It currently has contracted with 18 providers of warehouse space and services in various locations throughout the U.S. Crown Imports maintains leased offices in Chicago, Illinois as well as in seven other locations throughout the U.S.
     Corporate Operations and Other
     The Company’s corporate headquarters are located in leased offices in Victor, New York.

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
     Regulatory Matters – The Company and its subsidiaries are in discussions with various governmental agencies concerning matters raised during regulatory examinations or otherwise subject to such agencies’ inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any pending regulatory matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Executive Officers of the Company
     Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	58	Chairman of the Board
Robert Sands	50	President and Chief Executive Officer
Alexander L. Berk	59	Chief Executive Officer, Constellation Beers and Spirits, and President and Chief Executive Officer, Constellation Services LLC
Jose F. Fernandez	53	Chief Executive Officer, Constellation Wines North America
F. Paul Hetterich	46	Executive Vice President, Business Development and Corporate Strategy
Jon Moramarco	52	Chief Executive Officer, Constellation International
Thomas J. Mullin	57	Executive Vice President and General Counsel
Robert Ryder	49	Executive Vice President and Chief Financial Officer
W. Keith Wilson	58	Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer
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
     Alexander L. Berk is the Chief Executive Officer of Constellation Beers and Spirits and the President and Chief Executive Officer of Constellation Services LLC (successor by merger to Barton Incorporated). Since 1990 and prior to becoming Chief Executive Officer of Barton Incorporated in March 1998, Mr. Berk was President and Chief Operating Officer of Barton Incorporated and from 1988 to 1990, he was the President and Chief Executive Officer of Schenley Industries. Mr. Berk has been in the beverage alcohol industry for most of his career, serving in various positions. Mr. Berk has announced that he will retire May 31, 2009, and has agreed to thereafter provide consultation services to the Company for up to one year.
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
     W. Keith Wilson joined the Company in January 2002 as Senior Vice President, Human Resources. In September 2002, he was elected Chief Human Resources Officer and in April 2003 he was elected Executive Vice President. In July 2007, he was appointed Chief Administrative Officer while retaining the position of Executive Vice President. From 1999 to 2001, Mr. Wilson served as Senior Vice President, Global Human Resources of Xerox Engineering Systems, a subsidiary of Xerox Corporation, which engineers, manufactures and sells hi-tech reprographics equipment and software worldwide. From 1990 to 1999, he served in various senior human resource positions with the banking, marketing and real estate and relocation businesses of Prudential Life Insurance of America, an insurance company that also provides other financial products.
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
CLASS A STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2008
High	$24.61	$25.79	$26.46	$24.97
Low	$18.83	$21.23	$22.39	$19.01
Fiscal 2009
High	$21.90	$23.09	$23.48	$17.16
Low	$17.21	$18.82	$10.66	$11.54
CLASS B STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2008
High	$24.42	$25.60	$26.34	$24.91
Low	$19.00	$21.40	$22.54	$19.20
Fiscal 2009
High	$21.76	$22.96	$23.32	$17.55
Low	$17.00	$19.21	$10.78	$11.64
     At April 20, 2009, the number of holders of record of Class A Stock and Class B Stock of the Company were 961 and 198, respectively. There were no holders of record of Class 1 Common Stock.
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

Item 6. Selected Financial Data

	For the Years Ended
	February 28,	February 29,	February 28,	February 28,	February 28,
(in millions, except per share data)	2009	2008	2007	2006	2005
Sales	$4,723.0	$4,885.1	$6,401.8	$5,707.0	$5,139.8
Less-excise taxes	(1,068.4)	(1,112.1)	(1,185.4)	(1,103.5)	(1,052.2)

Net sales	3,654.6	3,773.0	5,216.4	4,603.5	4,087.6
Cost of product sold	(2,424.6)	(2,491.5)	(3,692.5)	(3,278.9)	(2,947.0)

Gross profit	1,230.0	1,281.5	1,523.9	1,324.6	1,140.6
Selling, general and administrative expenses	(830.4)	(807.3)	(768.8)	(612.4)	(555.7)
Impairment of goodwill and intangible assets(1)	(300.4)	(812.2)	—	—	—
Restructuring charges(2)	(68.0)	(6.9)	(32.5)	(29.3)	(7.6)
Acquisition-related integration costs(3)	(8.2)	(11.8)	(23.6)	(16.8)	(9.4)

Operating income (loss)	23.0	(356.7)	699.0	666.1	567.9
Equity in earnings of equity method investees	186.6	257.9	49.9	0.8	1.8
Interest expense, net	(316.4)	(341.8)	(268.7)	(189.6)	(137.7)
Gain on change in fair value of derivative instruments	—	—	55.1	—	—

(Loss) income before income taxes	(106.8)	(440.6)	535.3	477.3	432.0
Provision for income taxes	(194.6)	(172.7)	(203.4)	(152.0)	(155.5)

Net (loss) income	(301.4)	(613.3)	331.9	325.3	276.5
Dividends on preferred stock	—	—	(4.9)	(9.8)	(9.8)

(Loss) income available to common stockholders	$(301.4)	$(613.3)	$327.0	$315.5	$266.7

Earnings (loss) per common share:
Basic – Class A Common Stock	$(1.40)	$(2.83)	$1.44	$1.44	$1.25

Basic – Class B Common Stock	$(1.27)	$(2.57)	$1.31	$1.31	$1.14

Diluted – Class A Common Stock	$(1.40)	$(2.83)	$1.38	$1.36	$1.19

Diluted – Class B Common Stock	$(1.27)	$(2.57)	$1.27	$1.25	$1.09

Total assets	$8,036.5	$10,052.8	$9,438.2	$7,400.6	$7,804.2

Long-term debt, including current maturities	$4,206.3	$4,878.0	$4,032.2	$2,729.9	$3,272.8

(1)	For a detailed discussion of impairment of goodwill and intangible assets for the years ended February 28, 2009, and February 29, 2008, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2009 Compared to Fiscal 2008 – Impairment of Goodwill and Intangible Assets” and “Fiscal 2008 Compared to Fiscal 2007 – Impairment of Goodwill and Intangible Assets,” respectively.

(2)	For a detailed discussion of restructuring charges for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2009 Compared to Fiscal 2008 – Restructuring Charges” and “Fiscal 2008 Compared to Fiscal 2007 – Restructuring Charges,” respectively.

(3)	For a detailed discussion of acquisition-related integration costs for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2009 Compared to Fiscal 2008 – Acquisition-Related Integration Costs” and “Fiscal 2008 Compared to Fiscal 2007 – Acquisition-Related Integration Costs,” respectively.
     For the years ended February 28, 2009, and February 29, 2008, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     The Company is the largest wine company in the world with a strong portfolio of consumer-preferred premium wine brands complemented by spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”). This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” As a result of their joint venture transactions, the Company and Modelo, through their affiliates, each have equal interests in Crown Imports and have appointed an equal number of directors to the Board of Directors of Crown Imports. Crown Imports commenced operations on January 2, 2007. The Company has the largest wine business in the world and is the largest premium wine company in the U.S.; a leading producer and exporter of wine from Australia and New Zealand; the largest producer and marketer of wine in Canada; and both a major supplier of beverage alcohol and, through its investment in Matthew Clark (see “Equity Method Investment in Fiscal 2008” below), a major independent drinks wholesaler in the United Kingdom (“U.K.”).
     Through January 1, 2007, the Company reported its operating results in three segments: Constellation Wines (branded wines, and U.K. wholesale and other), Constellation Beers and Spirits (imported beers and distilled spirits) and Corporate Operations and Other. As a result of the Company’s investment in Crown Imports, the Company changed its internal management financial reporting to consist of three business divisions: Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in Crown Imports, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, the Company reports its operating results in five segments: Constellation Wines (branded wine, and wholesale and other), Constellation Spirits (distilled spirits), Constellation Beers (imported beer), Corporate Operations and Other and Crown Imports (imported beer). Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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
     The Company’s business strategy is to remain focused on consumer preferred premium wine brands, complemented by premium spirits and imported beers. The Company intends to continue to invest in fast growing premium product categories and geographic markets and expects to capitalize on its size and scale in the marketplace to profitably grow the business. The Company remains committed to its long-term financial model of growing sales (both organically and through acquisitions), expanding margins and increasing cash flow to achieve earnings per share growth and improve return on invested capital.
     Worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. The economic and consumer conditions in the Company’s key markets and on a global basis are currently very challenging and are contributing to an increasing intensity of the competitive environment in the marketplace. In addition, the global credit and capital markets continue to experience significant volatility and remain tight. This global economic situation has or could adversely affect the Company’s major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could adversely impact the Company’s business and financial performance. In order to mitigate the impact of these challenging conditions, the Company is focusing on improving operating efficiencies, containing costs and optimizing cash flow and return on invested capital. The Company has also maintained adequate liquidity to meet current obligations and fund capital expenditures. However, depending upon their severity and duration, adverse conditions in the worldwide and domestic economies could have a material adverse impact on the Company’s business, liquidity, financial condition and results of operations.
     Marketing, sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s five core markets (U.S., Canada, U.K., Australia and New Zealand) within the Company’s three geographic regions (North America, Europe and Australia/New Zealand). Within North America, the Company offers a range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. Within the Company’s remaining geographies, the Company offers primarily branded wine.
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

     Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The continuing surplus of Australian wine has made and continues to make very low cost bulk wine available to these U.K. retailers which has allowed certain of these large retailers to create and build private label brands in the Australian wine category. In January 2008, the Company implemented a price increase in the U.K. to cover certain cost increases. In March 2008, the U.K. announced a significant increase in duty as well as the expectation for future annual increases to approximate two percentage points above the rate of inflation. The Company immediately implemented an additional price increase in an effort to offset the impact of this March 2008 duty increase. In November 2008, the U.K. announced an additional increase in duty to be effective December 1, 2008. In an effort to offset the impact of this December 2008 duty increase, the Company immediately implemented an additional price increase in the U.K. In addition, the Company also implemented a price increase in Australia during the first quarter of calendar 2008 in an effort to improve profitability. These price increases, combined with the concentrated retail environment, competition from private label causing deterioration of retail pricing, foreign exchange volatility, and the escalating consumer recession, have all contributed to a greater than expected negative effect on the Company’s results of operations for its U.K. and Australian businesses for Fiscal 2009 (as defined below).
     The calendar years 2004, 2005 and 2006 were years of record Australian grape harvests that contributed to a surplus of Australian bulk wine. The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. As a result of various conditions surrounding the calendar 2008 Australian grape harvest, the Company previously expected the supply of wine to continue to move toward balance with demand. However, the calendar 2008 Australian grape harvest was higher than expected, and, although the calendar 2009 Australian grape harvest is expected to be lower than the calendar 2008 Australian grape harvest, the current Australian bulk wine surplus, and related intense competitive conditions in the U.K. and Australian markets, are not expected to subside in the near term. In the U.S., although the calendar 2008 grape harvest was slightly lower than the calendar 2007 grape harvest, the Company expects the overall supply of wine to remain generally in balance with demand.
     In the fourth quarter of fiscal 2009, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. As a result of this analysis, the Company concluded that the carrying amount of goodwill assigned to the Constellation Wines segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The impairment loss was determined by comparing the carrying value of goodwill assigned to the specific reporting unit within the segment as of January 1, 2009, with the implied fair value of the goodwill. In determining the implied fair value of the goodwill, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted during the Company’s fourth quarter. The decline in the implied fair value of the goodwill and the resulting impairment loss was driven primarily by the accelerated deterioration in the Company’s U.K. business during the fourth quarter of fiscal 2009 and the resulting adjustment to the Company’s long-term financial forecasts, which showed lower estimated future operating results reflecting the significant fourth quarter deterioration in market conditions in the U.K.

     In addition, during the fourth quarter of fiscal 2009, the Company performed its review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the Constellation Wines segment’s U.K. reporting unit were impaired largely due to the aforementioned market declines in the U.K. during the fourth quarter, and the resulting lower revenue and profit forecasts associated with products incorporating these assets which reflected the significant fourth quarter deterioration in market conditions in the U.K. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted future cash flows. As a result of this review, the Company recorded impairment losses of $25.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $21.8 million during its second quarter of fiscal 2009 in connection with the Company’s Australian Initiative (as defined below) and the resulting lower revenue and profit forecasts associated with certain brands incorporating assets impacted by the Australian Initiative.
     Additionally, during the fourth quarter of fiscal 2009, the Company performed its review of equity method investments for other-than-temporary impairment. The Company determined that two of the Company’s Constellation Wines segment’s international equity method investments, Matthew Clark and Ruffino S.r.l., were impaired primarily due to the decline in revenue and profit forecasts for these two equity method investees reflecting the significant market deterioration during the fourth quarter of fiscal 2009. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted future cash flows. As a result of this review, the Company recorded impairment losses of $79.2 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.
     For the year ended February 28, 2009 (“Fiscal 2009”), the Company’s net sales decreased 3% over the year ended February 29, 2008 (“Fiscal 2008”), primarily due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands (see “Divestitures in Fiscal 2009 and Fiscal 2008” below); an unfavorable year-over-year foreign currency translation impact; and accounting for the Matthew Clark investment under the equity method of accounting (see “Equity Method Investments in Fiscal 2008 and Fiscal 2007” below); partially offset by net sales of branded wine acquired in the BWE Acquisition (as defined below) and the Company’s Constellation Wines segment’s Fiscal 2008 initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first half of fiscal 2008 as discussed below. Operating income (loss) increased over the comparable prior year period primarily due to lower impairment losses for Fiscal 2009 combined with the incremental benefit from (i) the BWE Acquisition and (ii) the increased net sales discussed above in connection with the Fiscal 2008 distributor wine inventory reduction initiative without a corresponding increase in promotional, advertising, and selling, general and administrative spend within the Constellation Wines segment. These factors were partially offset by costs recognized in Fiscal 2009 in connection with the Company’s plan to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”). The Company’s net loss decreased over the comparable prior year period’s net loss primarily due to the factors discussed above, partially offset by a decrease in equity in earnings of equity method investees associated primarily with the Fiscal 2009 impairment losses recorded on certain of the Company’s international equity method investments (as discussed above).

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
     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2009 compared to Fiscal 2008, and Fiscal 2008 compared to the year ended February 28, 2007 (“Fiscal 2007”), and (ii) financial liquidity and capital resources for Fiscal 2009. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring charges and net unusual costs expected to affect consolidated results of operations of the Company for Fiscal 2010. References to base branded wine net sales, base branded wine gross profit and base branded wine business exclude the impact of (i) branded wine acquired in the BWE Acquisition and (ii) branded wine disposed of in the Almaden and Inglenook divestiture and the Pacific Northwest Business divestiture. References to base branded spirits net sales and base branded spirits gross profit exclude the impact of branded spirits acquired in the Svedka Acquisition. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.
Recent Developments
     Divestiture of Value Spirits Business
     In March 2009, the Company sold its value spirits business for $330.5 million, net of direct costs to sell, subject to post-closing adjustments. The Company received $274.5 million in cash proceeds and a note receivable for $60.0 million. The Company retained certain mid-premium spirits brands, including Svedka Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. This transaction is consistent with the Company’s strategic focus on premium, higher growth and higher margin brands in its portfolio. In connection with the classification of this business as an asset group held for sale as of February 28, 2009, the Company’s Constellation Spirits segment recorded a loss of $15.6 million for Fiscal 2009, primarily related to asset impairments. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

     Fiscal 2010 Global Initiative
     On April 7, 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes the elimination of approximately five percent of the Company’s global workforce and the closure of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the recent disposition of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs associated with the Global Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011.
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
     Acquisition of Svedka
     On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”). Svedka is a premium Swedish vodka and has become the fastest growing major premium spirits brand in the world. At the time of the acquisition, Svedka was the fifth largest imported vodka in the U.S. and, since the date of the acquisition, Svedka has become the third largest imported vodka in the U.S. In addition, at the time of the acquisition, the Svedka Acquisition supported the Company’s strategy of expanding the Company’s premium spirits business. The acquisition provided a foundation from which the Company looked to leverage its existing and future premium spirits portfolio for growth. In addition, Svedka complemented the Company’s then existing portfolio of super-premium and value vodka brands by adding a premium vodka brand that had and continues to experience rapid growth.

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

     Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations from the date of investment.
     As discussed previously, the Company recorded an impairment of its investment in Matthew Clark during the fourth quarter of fiscal 2009. This impairment loss of $30.1 million is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.
     Investment in Crown Imports
     On July 17, 2006, Barton Beers, Ltd. (“Barton,” now known as Constellation Beers Ltd. “Constellation Beers”), an indirect wholly-owned subsidiary of the Company, entered into an Agreement to Establish Joint Venture (the “Joint Venture Agreement”) with Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) will be exclusively imported, marketed and sold in the 50 states of the U.S., the District of Columbia and Guam. In addition, the owners of the Tsingtao and St. Pauli Girl brands transferred exclusive importing, marketing and selling rights with respect to these brands in the U.S. to the joint venture. On January 2, 2007, the parties completed the closing (the “Closing”) of the transactions contemplated in the Joint Venture Agreement, as amended at Closing.
     Pursuant to the Joint Venture Agreement, Barton established Crown Imports LLC, a wholly-owned subsidiary formed as a Delaware limited liability company. On January 2, 2007, pursuant to a Barton Contribution Agreement, dated July 17, 2006, among Barton, Diblo and Crown Imports LLC, Barton transferred to Crown Imports LLC substantially all of its assets relating to importing, marketing and selling beer under the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico, St. Pauli Girl and Tsingtao brands and the liabilities associated therewith (the “Barton Contributed Net Assets”). At the Closing, GModelo Corporation, a Delaware corporation (the “Diblo Subsidiary”), a subsidiary of Diblo joined Barton as a member of Crown Imports LLC, and, in exchange for a 50% membership interest in Crown Imports LLC, contributed cash in an amount equal to the Barton Contributed Net Assets, subject to specified adjustments. This imported beers joint venture is referred to hereinafter as “Crown Imports.”
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
     As a result of these transactions, Constellation Beers and Diblo each have, directly or indirectly, equal interests in Crown Imports and each of Constellation Beers and Diblo have appointed an equal number of directors to the Board of Directors of Crown Imports.
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
Divestitures in Fiscal 2009 and Fiscal 2008
     Pacific Northwest Business
     In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and excess production capacity. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $23.2 million for Fiscal 2009, which includes a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
     Almaden and Inglenook
     In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin value-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.5 million, net of direct costs to sell. The Company recorded a loss of $27.8 million on this sale in the fourth quarter of fiscal 2008, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

Results of Operations
Fiscal 2009 Compared to Fiscal 2008
     Net Sales
     The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2009 and Fiscal 2008.

	Fiscal 2009 Compared to Fiscal 2008
	Net Sales
			% Increase
	2009	2008	(Decrease)
Constellation Wines:
Branded wine	$3,015.3	$3,016.9	—
Wholesale and other	220.6	341.9	(35)%

Constellation Wines net sales	3,235.9	3,358.8	(4)%
Constellation Spirits net sales	418.7	414.2	1%
Crown Imports net sales	2,393.2	2,391.0	1%
Consolidations and eliminations	(2,393.2)	(2,391.0)	1%

Consolidated Net Sales	$3,654.6	$3,773.0	(3)%

     Net sales for Fiscal 2009 decreased to $3,654.6 million from $3,773.0 million for Fiscal 2008, a decrease of $118.4 million, or (3%). This decrease was driven primarily by a reduction in wholesale and other net sales resulting largely from the accounting for the Matthew Clark investment under the equity method of accounting. A decrease in branded wine net sales due to the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands of $128.4 million and an unfavorable year-over-year foreign currency translation impact of $108.8 million was partially offset by net sales of branded wine acquired in the BWE Acquisition of $147.3 million and the Company’s Fiscal 2008 initiative to reduce distributor wine inventory levels in the U.S., which negatively impacted net sales in the first and second quarters of fiscal 2008 as discussed above.
     Constellation Wines
     Net sales for Constellation Wines decreased to $3,235.9 million for Fiscal 2009 from $3,358.8 million in Fiscal 2008, a decrease of $122.9 million, or (4%). Branded wine net sales decreased $1.6 million primarily due to the decrease in net sales associated with the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands of $128.4 million and an unfavorable year-over-year foreign currency translation impact of $108.8 million being substantially offset by the net sales of branded wine acquired in the BWE Acquisition of $147.3 million and the benefit from the distributor wine inventory reduction initiative discussed above. Wholesale and other net sales decreased $121.3 million primarily due to the accounting for the Matthew Clark investment under the equity method of accounting.
     Constellation Spirits
     Net sales for Constellation Spirits increased to $418.7 million for Fiscal 2009 from $414.2 million for Fiscal 2008, an increase of $4.5 million, or 1%. This slight increase resulted primarily from net sales growth within the Company’s branded spirits portfolio which was driven primarily by Svedka, partially offset by a decrease in contract production services net sales of $21.3 million resulting predominantly from the Company’s August 2008 sale of a nonstrategic Canadian distilling facility.

     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
     Gross Profit
     The Company’s gross profit decreased to $1,230.0 million for Fiscal 2009 from $1,281.5 million for Fiscal 2008, a decrease of $51.5 million, or (4%). This decrease was driven primarily by an increase in unusual costs, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, which were higher by $93.7 million in Fiscal 2009 versus Fiscal 2008. This increase resulted predominantly from (i) an increase in inventory write-downs of $83.7 million in Fiscal 2009 in connection primarily with the Company’s Australian Initiative of $53.9 million and a loss of $37.0 million on the adjustment of certain inventory, primarily Australian, related to prior years; and (ii) increased flow through of inventory step-up of $10.8 million associated primarily with the BWE Acquisition. The Constellation Wines segment’s gross profit increased $36.3 million primarily due to higher U.S. base branded wine gross profit resulting largely from increased gross profit of $69.5 million due to the BWE Acquisition and the benefit from the Company’s Fiscal 2008 distributor wine inventory reduction initiative, partially offset by reduced gross profit in the U.K. largely attributed to the increasing duty and an unfavorable year-over-year foreign currency translation impact of $28.7 million. The Constellation Spirits segment’s gross profit increased $5.9 million primarily due to increased gross profit from the increase in branded spirits net sales.
     Gross profit as a percent of net sales decreased to 33.7% for Fiscal 2009 from 34.0% for Fiscal 2008 primarily due to the higher unusual costs, partially offset by (i) the benefit of reporting the lower margin U.K. wholesale business under the equity method of accounting for Fiscal 2009, (ii) the benefit from the divestiture of the lower margin Almaden and Inglenook wine brands and the Pacific Northwest wine brands, and (iii) sales of higher margin wine brands acquired in the BWE Acquisition.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $830.4 million for Fiscal 2009 from $807.3 million for Fiscal 2008, an increase of $23.1 million, or 2.9%. This increase is due to an increase in unusual items which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $34.0 million and increases of $8.3 million and $7.9 million in the Constellation Spirits segment and the Corporate Operations and Other segment, respectively, partially offset by a decrease of $27.1 million in the Constellation Wines segment. The increase in unusual items was primarily due to the recognition in Fiscal 2009 of losses of $23.2 million and $15.6 million (discussed previously) in connection with the June 2008 sale of the Pacific Northwest Business and the loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business, respectively, and an increase of $14.3 million in connection with the Company’s plan (announced in August 2006) to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”), partially offset by the loss on the sale of the Company’s Almaden and Inglenook wine brands and certain other assets of $27.8 million recognized in Fiscal 2008. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to increases in general and administrative expenses of $4.6 million, primarily due to losses on foreign currency transactions, and selling expenses of $2.3 million, supporting the growth in net sales. The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is primarily due to higher consulting service fees associated with the Company’s review of its businesses and process improvement opportunities and an increase of $6.7 million of stock-based compensation expense, partially offset by lower annual management incentive compensation expense. The decrease in the Constellation Wines segment’s selling, general and administrative expenses is largely due to (i) a favorable year-over-year foreign currency translation impact; and (ii) lower general and administrative expenses resulting primarily from increased cost reduction efforts offset by higher losses on foreign currency transactions. These decreases were partially offset by higher selling expenses within the Constellation Wines segment.
     Selling, general and administrative expenses as a percent of net sales increased to 22.7% for Fiscal 2009 as compared to 21.4% for Fiscal 2008 primarily due to the higher unusual items, combined with increased losses on foreign currency transactions within the Constellation Wines and Constellation Spirits segments and higher stock-based compensation expense, partially offset by the incremental benefit from the BWE Acquisition and the lower annual management incentive compensation expense.
     Impairment of Goodwill and Intangible Assets
     During Fiscal 2009, the Company recorded impairment losses of $300.4 million, consisting of impairments of goodwill and intangible assets of $252.8 million and $47.6 million, respectively, related primarily to its Constellation Wines segment’s U.K. reporting unit as more fully discussed in the Overview above. During Fiscal 2008, the Company recorded impairment losses of $812.2 million, consisting of impairments of goodwill and intangible assets of $599.9 million and $212.3 million, respectively, related primarily to its Constellation Wines segment’s Australian and U.K. reporting units.

     Restructuring Charges
     The Company recorded $68.0 million of restructuring charges for Fiscal 2009 associated primarily with the Australian Initiative. Restructuring charges included $16.5 million of employee termination costs, $3.2 million of contract termination costs, $1.8 million of facility consolidation/relocation costs, and $46.5 million of impairment charges on assets held for sale in Australia. The Company recorded $6.9 million of restructuring charges for Fiscal 2008 associated primarily with the Company’s Fiscal 2008 Plan and the Company’s Fiscal 2006 Plan (both as defined below) of $12.0 million, partially offset by the reversal of prior accruals related primarily to the Company’s plan to restructure and integrate the operations of Vincor (the “Vincor Plan”) of $5.1 million. The Fiscal 2008 Plan consists of (i) the Company’s plans (announced in November 2007) to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs; (ii) certain other restructuring charges incurred during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S.; and (iii) the Company’s plans (announced in January 2008) to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition (the “U.S. Initiative”). These initiatives are collectively referred to as the “Fiscal 2008 Plan.” The Fiscal 2006 Plan consists of the Company’s worldwide wine reorganizations and the Company’s program to consolidate certain west coast production processes in the U.S., both announced during Fiscal 2006.
     In addition, the Company incurred additional costs for Fiscal 2009 and Fiscal 2008 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2009 and Fiscal 2008 are as follows:

	Fiscal
(in millions)	2009	2008
Cost of Product Sold
Inventory write-downs	$56.8	$10.1
Accelerated depreciation	$11.2	$12.0

Selling, General and Administrative Expenses
Other costs	$24.2	$2.2

Impairment of Intangible Assets	$22.2	$7.4

Restructuring Charges	$68.0	$6.9

Acquisition-Related Integration Costs (see below)	$8.2	$11.8

     The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2010, including the Fiscal 2010 Global Initiative discussed previously:

Expected
Fiscal
(in millions)	2010
Cost of Product Sold
Accelerated depreciation	$27.2

Selling, General and Administrative Expenses
Other costs	$45.5

Restructuring Charges	$50.6

Acquisition-Related Integration Costs	$4.4
     Acquisition-Related Integration Costs
     Acquisition-related integration costs decreased to $8.2 million for Fiscal 2009 from $11.8 million for Fiscal 2008. Acquisition-related integration costs for Fiscal 2009 consisted of costs recorded primarily in connection with the Company’s Fiscal 2008 Plan. The Fiscal 2009 costs included $2.5 million of employee-related costs and $5.7 million of facilities and other one-time costs. Acquisition-related integration costs for Fiscal 2008 consisted of costs recorded primarily in connection with the Vincor Plan.
     Operating Income (Loss)
     The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Fiscal 2009 and Fiscal 2008.

	Fiscal 2009 Compared to Fiscal 2008
	Operating Income (Loss)
			% Increase
	2009	2008	(Decrease)
Constellation Wines	$621.8	$558.4	11%
Constellation Spirits	69.6	72.0	(3)%
Corporate Operations and Other	(93.4)	(85.5)	9%
Crown Imports	504.1	509.0	(1)%
Consolidations and eliminations	(504.1)	(509.0)	1%

Total Reportable Segments	598.0	544.9	10%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(575.0)	(901.6)	NM

Consolidated Operating Income (Loss)	$23.0	$(356.7)	NM

NM = Not Meaningful

     As a result of the factors discussed above, consolidated operating income increased to $23.0 million for Fiscal 2009 from a consolidated operating loss of $356.7 million for Fiscal 2008, an increase of $379.7 million. Acquisition-related integration costs, restructuring charges and unusual costs of $575.0 million and $901.6 million for Fiscal 2009 and Fiscal 2008, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Fiscal
(in millions)	2009	2008
Cost of Product Sold
Flow through of inventory step-up	$22.2	$11.4
Inventory write-downs	56.8	10.1
Accelerated depreciation	11.2	12.0
Other	37.1	0.1

Cost of Product Sold	127.3	33.6

Selling, General and Administrative Expenses
Loss on sale of Pacific Northwest Business	23.2	—
Loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business	15.6	—
Loss (gain) on sale of non-strategic assets	8.1	(4.8)
Loss on sale of Almaden and Inglenook wine brands and certain other assets	—	27.8
Loss on the contribution of the U.K. wholesale business	—	6.6
Other costs	24.2	7.5

Selling, General and Administrative Expenses	71.1	37.1

Impairment of Goodwill and Intangible Assets	300.4	812.2

Restructuring Charges	68.0	6.9

Acquisition-Related Integration Costs	8.2	11.8

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$575.0	$901.6

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $186.6 million in Fiscal 2009 from $257.9 million in Fiscal 2008, a decrease of $71.3 million, or (28%). This decrease is primarily due to $83.3 million of impairment losses recognized in Fiscal 2009 on certain of the Company’s international equity method investments, primarily in the fourth quarter of fiscal 2009 (as more fully discussed in the Overview above) versus a $15.1 million impairment loss recognized in the fourth quarter of fiscal 2008.
     Net sales for Crown Imports increased slightly to $2,393.2 million for Fiscal 2009 from $2,391.0 million for Fiscal 2008, an increase of $2.2 million, or 1%. Crown Imports gross profit decreased $17.9 million, as the slight increase in net sales was more than offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses decreased $13.0 million, primarily due to a decrease in advertising spend resulting from timing of marketing activities. Operating income decreased $4.8 million, or (1%), primarily due to these factors.

     Interest Expense, Net
     Interest expense, net of interest income of $3.8 million and $5.7 million, for Fiscal 2009 and Fiscal 2008, respectively, decreased to $316.4 million for Fiscal 2009 from $341.8 million for Fiscal 2008, a decrease of $25.4 million, or (7%). This was primarily due to lower average interest rates for Fiscal 2009.
     Provision for Income Taxes
     The Company’s effective tax rate for Fiscal 2009 of (182.2%) was driven largely by (i) a non-deductible portion of the impairment losses related to goodwill, equity method investments and trademarks of $268.8 million, $83.3 million and $23.6 million, respectively; (ii) the recognition of a valuation allowance of $67.4 million against net operating losses primarily in Australia resulting largely from the Australian Initiative; and (iii) the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges. The Company’s effective tax rate for Fiscal 2008 of (39.2%) was impacted primarily by a non-deductible portion of the impairment losses related to goodwill and certain other intangible assets of $599.9 million and $177.0 million, respectively. In addition, the Company recorded a valuation allowance against net operating loss carryforwards in Australia of $51.7 million for Fiscal 2008.
     Net (Loss) Income
     As a result of the above factors, net loss decreased to a net loss of $301.4 million for Fiscal 2009 from a net loss of $613.3 million for Fiscal 2008, or $311.9 million.
Fiscal 2008 Compared to Fiscal 2007
     Net Sales
     The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2008 and Fiscal 2007.

	Fiscal 2008 Compared to Fiscal 2007
	Net Sales
			% Increase
	2008	2007	(Decrease)
Constellation Wines:
Branded wine	$3,016.9	$2,755.7	9%
Wholesale and other	341.9	1,087.7	(69)%

Constellation Wines net sales	3,358.8	3,843.4	(13)%
Constellation Spirits net sales	414.2	329.4	26%
Constellation Beers net sales	—	1,043.6	(100)%
Crown Imports net sales	2,391.0	368.8	NM
Consolidations and eliminations	(2,391.0)	(368.8)	NM

Consolidated Net Sales	$3,773.0	$5,216.4	(28)%

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
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $807.3 million for Fiscal 2008 from $768.8 million for Fiscal 2007, an increase of $38.5 million, or 5%. This increase is due to an increase of $76.4 million in the Constellation Wines segment, an increase of $30.2 million in the Constellation Spirits segment, and an increase of $24.6 million in Corporate Operations and Other, partially offset by a $82.8 million decrease in selling, general and administrative expenses within the Constellation Beers segment as the Crown Imports investment is accounted for under the equity method of accounting, and a reduction in unusual costs which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $9.9 million. The increase in the Constellation Wines segment’s selling, general and administrative expenses is due to increased general and administrative expenses of $43.2 million, advertising expenses of $20.4 million and selling expenses of $12.8 million resulting primarily from the Vincor Acquisition and BWE Acquisition and the recognition of an additional $6.5 million of stock-based compensation expense. The increase in the Constellation Spirits segment’s selling, general and administrative expenses is primarily due to increases in advertising expenses of $14.0 million and selling expenses of $11.8 million resulting primarily from the Svedka Acquisition. The Corporate Operations and Other segment’s selling, general and administrative expenses increased primarily due to increased general and administrative expenses to support the Company’s growth and the recognition of additional stock-based compensation expense in Fiscal 2008 of $6.8 million. The decrease in unusual costs was primarily due to the recognition in Fiscal 2008 of (i) $35.3 million of other costs associated primarily with the loss on the sale of the Company’s Almaden and Inglenook wine brands and certain other assets and (ii) a $6.6 million loss in connection with the contribution of the Company’s U.K. wholesale business to the Matthew Clark joint venture, net of a $4.8 million realized gain on a prior asset sale; partially offset by the recognition in Fiscal 2007 of (i) $16.3 million of other costs associated with the Fiscal 2007 Wine Plan (as defined below in Restructuring Charges) (primarily from the write-down of an Australian winery and certain Australian vineyards to fair value less cost to sell) and the Fiscal 2006 Plan, (ii) a $13.4 million loss on the sale of the Company’s branded bottled water business resulting from the write-off of $27.7 million of non-deductible intangible assets, primarily goodwill, (iii) financing costs of $11.9 million related primarily to the Company’s new senior credit facility entered into in connection with the Vincor Acquisition and (iv) foreign currency losses of $5.4 million on foreign denominated intercompany loan balances associated with the Vincor Acquisition.
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

     Impairment of Goodwill and Intangible Assets
     The Company recorded $812.2 million of impairment losses for Fiscal 2008, consisting of impairments of goodwill and intangible assets of $599.9 million and $212.3 million, respectively, related primarily to its Constellation Wines segment’s Australian and U.K. reporting units.
     Restructuring Charges
     The Company recorded $6.9 million of restructuring charges for Fiscal 2008 associated primarily with the Company’s Fiscal 2008 Plan and the Fiscal 2006 Plan of $12.0 million, partially offset by the reversal of prior accruals related primarily to the Vincor Plan of $5.1 million. Restructuring charges included $10.2 million of employee termination benefit costs, ($3.4) million of contract termination costs and $0.1 million of facility consolidation/relocation costs. The Company recorded $32.5 million of restructuring charges for Fiscal 2007 associated primarily with the Company’s Fiscal 2007 Wine Plan and Fiscal 2006 Plan.
     In addition, the Company incurred additional costs for Fiscal 2008 and Fiscal 2007 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with the Company’s restructuring and acquisition-related integration plans for Fiscal 2008 and Fiscal 2007 are as follows:

	Fiscal
(in millions)	2008	2007
Cost of Product Sold
Inventory write-downs	$10.1	$0.6
Accelerated depreciation	$12.0	$6.6

Selling, General and Administrative Expenses
Other costs	$2.2	$16.3

Impairment of Intangible Assets	$7.4	$—

Restructuring Charges	$6.9	$32.5

Acquisition-Related Integration Costs (see below)	$11.8	$23.6
     Acquisition-Related Integration Costs
     Acquisition-related integration costs decreased to $11.8 million for Fiscal 2008 from $23.6 million for Fiscal 2007. Acquisition-related integration costs for Fiscal 2008 consisted of costs recorded primarily in connection with the Company’s Vincor Plan and the Fiscal 2008 Plan. These costs included $4.8 million of employee-related costs and $7.0 million of facilities and other costs. Acquisition-related integration costs for Fiscal 2007 consisted of costs recorded primarily in connection with the Vincor Plan.

     Operating (Loss) Income
     The following table sets forth the operating (loss) income (in millions of dollars) by operating segment of the Company for Fiscal 2008 and Fiscal 2007.

	Fiscal 2008 Compared to Fiscal 2007
	Operating (Loss) Income
			% Increase
	2008	2007	(Decrease)
Constellation Wines	$558.4	$629.9	(11)%
Constellation Spirits	72.0	65.5	10%
Constellation Beers	—	208.1	(100)%
Corporate Operations and Other	(85.5)	(60.9)	40%
Crown Imports	509.0	78.4	NM
Consolidations and eliminations	(509.0)	(78.4)	NM

Total Reportable Segments	544.9	842.6	(35)%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(901.6)	(143.6)	528%

Consolidated Operating (Loss) Income	$(356.7)	$699.0	(151)%

     As a result of the factors discussed above, consolidated operating (loss) income decreased to an operating loss of $356.7 million for Fiscal 2008 from operating income of $699.0 million for Fiscal 2007, a decrease of $1,055.7 million, or (151%). Acquisition-related integration costs, restructuring charges and unusual costs of $901.6 million and $143.6 million for Fiscal 2008 and Fiscal 2007, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Fiscal
(in millions)	2008	2007
Cost of Product Sold
Flow through of inventory step-up	$11.4	$30.2
Inventory write-downs	10.1	0.6
Accelerated depreciation	12.0	6.6
Other	0.1	3.1

Cost of Product Sold	33.6	40.5

Selling, General and Administrative Expenses
Gain on sale of non-strategic asset	(4.8)	—
Loss on sale of Almaden and Inglenook wine brands and certain other assets	27.8	—
Loss on the contribution of the U.K. wholesale business	6.6	—
Loss on sale of the branded bottled water business	—	13.4
Financing costs	—	11.9
Foreign currency losses on foreign denominated intercompany loan balances	—	5.4
Other costs	7.5	16.3

Selling, General and Administrative Expenses	37.1	47.0

Impairment of Goodwill and Intangible Assets	812.2	—

Restructuring Charges	6.9	32.5

Acquisition-Related Integration Costs	11.8	23.6

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$901.6	$143.6

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

     As of April 20, 2009, the Company had $707.5 million in revolving loans available to be drawn under its 2006 Credit Agreement. The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Fiscal 2009 Cash Flows
     Operating Activities
     Net cash provided by operating activities for Fiscal 2009 was $506.9 million, which resulted primarily from a net loss of $301.4 million of net income, plus $748.0 million of net non-cash items charged to the Consolidated Statements of Operations and $159.3 million of other, net, less $99.0 million representing the net change in the Company’s operating assets and liabilities.
     The net non-cash items consisted primarily of impairment losses of goodwill and intangible assets; depreciation of property, plant and equipment; equity in earnings of equity method investees, net of distributed earnings; and the write-down of inventory in Australia.
     The net change in operating assets and liabilities resulted primarily from an increase in inventories of $86.0 million and a decrease in other accrued expenses and liabilities of $95.0 million, partially offset by a decrease in accounts receivable of $87.4 million. The offsetting increase in inventories and decrease in accounts receivable are both attributable primarily to lower net sales for the Company’s fourth quarter of fiscal 2009 compared to the Company’s fourth quarter of fiscal 2008. The decrease in other accrued expenses and liabilities is primarily attributable to an increase in cash paid for income taxes.
     Other, net, consisted primarily of (i) cash proceeds of $94.8 million from the gain on settlement of certain foreign currency hedges which were designed to economically hedge foreign currency risk associated with certain foreign currency denominated intercompany balances; (ii) cash proceeds of $27.5 million for tenant allowances received in connection with the Company’s 19.5 year lease of a new warehousing and production facility in the U.K. as part of the Fiscal 2007 Wine Plan; (iii) $11.5 million of non-cash losses on certain foreign currency denominated intercompany balances, net of non-cash gains on certain foreign currency hedges which were designed to economically hedge foreign currency risk associated with these certain foreign currency denominated intercompany balances and (iv) a $9.1 million non-cash loss associated with the settlement of pension and postretirement liabilities as a result of the sale of a nonstrategic Canadian distilling facility; and (v) $7.4 million of non-cash losses on contractual obligations recorded in connection with the sale of the Pacific Northwest Business.
     Investing Activities
     Net cash provided by investing activities for Fiscal 2009 was $128.6 million, which resulted primarily from the proceeds from the sale of the Pacific Northwest Business of $204.2 million, net of direct costs to sell, less $128.6 million of capital expenditures.
     Financing Activities
     Net cash used in financing activities for Fiscal 2009 was $647.4 million resulting primarily from principal payments of long-term debt of $577.6 million and net repayment of notes payable of $109.7 million.

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
Debt
     Total debt outstanding as of February 28, 2009, amounted to $4,433.6 million, a decrease of $823.9 million from February 29, 2008. The ratio of total debt to total capitalization increased to 69.9% as of February 28, 2009, from 65.5% as of February 29, 2008. The increase is attributable primarily to the foreign currency impact on the Company’s total capitalization.
     Senior Credit Facility
     2006 Credit Agreement
     In connection with the Vincor Acquisition, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”). The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement.” The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the Vincor Acquisition and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

     As of February 28, 2009, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2010	$—	$—	$—
2011	225.0	4.0	229.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$375.0	$1,434.0	$1,809.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. The margin is fixed with respect to the tranche B term loan facility. As of February 28, 2009, the LIBOR margin for the tranche A term loan facility and the revolving credit facility is currently at the maximum rate of 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of February 28, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $375.0 million bearing an interest rate of 2.2%, tranche B term loans of $1,434.0 million bearing an interest rate of 3.3%, revolving loans of $67.2 million bearing an interest rate of 1.7%, outstanding letters of credit of $32.0 million, and $800.8 million in revolving loans available to be drawn.

     Subsequent to February 28, 2009, the Company used proceeds from the sales of certain assets, including proceeds from the March 2009 sale of its value spirits business, to prepay $260.0 million on the Company’s tranche A and tranche B term loans under the 2006 Credit Agreement. As of April 20, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $321.0 million bearing an interest rate of 2.0%, tranche B term loans of $1,228.0 million bearing an interest rate of 2.7%, revolving loans of $160.0 million bearing an interest rate of 1.7%, outstanding letters of credit of $32.5 million, and $707.5 million in revolving loans available to be drawn.
     In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 28, 2009. These delayed start interest rate swap agreements extended the original hedged period through Fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount is being reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Operations. For Fiscal 2009 and Fiscal 2008, the Company reclassified $12.6 million and $7.1 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. This non-cash operating activity is included in the other, net line in the Company’s Consolidated Statements of Cash Flows.
     Senior Notes
     In February 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). On February 15, 2008, the Company repaid the February 2001 Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement.
     As of February 28, 2009, the Company had outstanding £1.0 million ($1.4 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of February 28, 2009, the Company had outstanding £154.0 million ($220.5 million, net of $0.1 million unamortized discount) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”).
     On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s June 2006 Credit Agreement. As of February 28, 2009, the Company had outstanding $694.4 million (net of $5.6 million unamortized discount) aggregate principal amount of August 2006 Senior Notes.
     On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2009, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

     On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. As of February 28, 2009, the Company had outstanding $497.2 million (net of $2.8 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
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
     Senior Subordinated Notes
     As of February 28, 2009, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.
     Subsidiary Credit Facilities
     In addition to the above arrangements, the Company has additional credit arrangements totaling $334.6 million as of February 28, 2009. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2009, amounts outstanding under these arrangements were $193.9 million.
Contractual Obligations and Commitments
     The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 28, 2009. The table brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 9, 10, 11, 12, 13, and 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of the items noted in the following table.

	PAYMENTS DUE BY PERIOD
		Less than			After
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Contractual obligations
Notes payable to banks	$227.3	$227.3	$—	$—	$—
Interest payments on notes payable to banks(1)	6.3	6.3	—	—	—
Long-term debt (excluding unamortized discount)	4,214.8	235.3	648.9	1,429.1	1,901.5
Interest payments on long-term debt(2)	1,405.8	278.1	425.5	330.5	371.7
Operating leases	568.8	75.1	117.1	78.6	298.0
Other long-term liabilities(3)	306.9	148.5	85.6	28.7	44.1
Unconditional purchase obligations(4)	2,198.9	425.5	656.5	379.0	737.9

Total contractual obligations	$8,928.8	$1,396.1	$1,933.6	$2,245.9	$3,353.2

(1)	Interest payments on notes payable to banks include interest on both revolving loans under the Company’s senior credit facility and on foreign subsidiary credit facilities. The weighted average interest rate on the revolving loans under the Company’s senior credit facility was 1.7% as of February 28, 2009. Interest rates on foreign subsidiary credit facilities range from 1.1% to 5.0% as of February 28, 2009.
(2)	Interest rates on long-term debt obligations range from 3.1% to 8.5%. Interest payments on long-term debt obligations include amounts associated with the Company’s outstanding interest rate swap agreements to fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 0.8% of the Company’s total long-term debt, as amounts are not material.
(3)	Other long-term liabilities include $35.4 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2009, including $21.4 million in the less than one year period. The payments are reflected in the period in which the Company believes they will ultimately be settled based on the Company’s experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $101.3 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. See Note 11 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.
(4)	Total unconditional purchase obligations consist of $16.1 million for contracts to purchase various spirits over the next four fiscal years, $1,941.1 million for contracts to purchase grapes over the next sixteen fiscal years, $49.2 million for contracts to purchase bulk wine over the next four fiscal years, $163.1 million for a contract to purchase a certain raw material over the next three fiscal years and $29.4 million for processing contracts over the next four fiscal years. See Note 14 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.
Capital Expenditures
     During Fiscal 2009, the Company incurred $128.6 million for capital expenditures. The Company plans to spend from $150.0 million to $170.0 million for capital expenditures in Fiscal 2010. Included within the planned expenditures for Fiscal 2010 are amounts associated with the Company’s initiative relating to the implementation of a comprehensive, multi-year program that will strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform to improve the accessibility of information and visibility of global data. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

Effects of Inflation and Changing Prices
     The Company’s results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company intends to pass along rising costs through increased selling prices and identifying on-going cost savings initiatives, subject to normal competitive conditions. There can be no assurances, however, that the Company will be able to pass along rising costs through increased selling prices.
Critical Accounting Policies
     The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:
•	Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which would have a material adverse impact on the Company’s financial statements. Promotional costs were $712.1 million, $733.7 million and $635.6 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Accrued promotion costs were $100.3 million and $143.9 million as of February 28, 2009, and February 29, 2008, respectively.
•	Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements. Inventories were $1,828.7 million and $2,179.5 million as of February 28, 2009, and February 29, 2008, respectively.

•	Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred. Amortization expense for amortizable intangible assets was $6.8 million, $4.8 million and $2.8 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Amortizable intangible assets were $75.7 million and $68.5 million as of February 28, 2009, and February 29, 2008, respectively.
•	Impairment of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist primarily of trademarks. The Company is required to analyze its goodwill and other intangible assets with indefinite lives for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets, including the reporting unit goodwill, and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of the intangible assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements. The most significant assumptions used in the discounted future cash flows calculation to determine the fair value of the Company’s reporting units and the fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate and (iii) the annual cash flow projections.

If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of goodwill, then the changes individually, for only the discount rate and the expected long-term growth rate, would have resulted in the carrying value of the net assets of one of the reporting units, including its goodwill, exceeding its fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any. If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, then the changes individually, for only the discount rate, would have resulted in one unit of accounting’s carrying value exceeding its fair value.

In the fourth quarter of fiscal 2009, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. As a result of this analysis, the Company concluded that the carrying amount of goodwill assigned to the Constellation Wines segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2008, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying amounts of goodwill assigned to the Constellation Wines segment’s Australian and U.K. reporting units exceeded their implied fair values and recorded impairment losses of $599.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. No impairment losses of goodwill were recorded for Fiscal 2007. Goodwill was $2,615.0 million and $3,123.9 million as of February 28, 2009, and February 29, 2008, respectively.
During the fourth quarter of fiscal 2009, the Company performed its review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the Constellation Wines segment’s U.K. reporting unit were impaired. Accordingly, the Company recorded impairment losses of $25.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. During the fourth quarter of fiscal 2008, the Company determined that certain intangible assets associated with the Constellation Wines segment, primarily trademarks, were impaired. Accordingly, the Company recorded additional impairment losses of $204.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company recorded an immaterial impairment loss for Fiscal 2007 for intangible assets with indefinite lives associated with assets held-for-sale. Intangible assets with indefinite lives were $924.9 million and $1,121.5 million as of February 28, 2009, and February 29, 2008, respectively.

•	Accounting for Stock-Based Compensation. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method on March 1, 2006. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provided supplemental implementation guidance for SFAS No. 123(R). The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards granted after March 1, 2006. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, then stock-based compensation expense could be materially different in the future. If the Company used an expected term for its stock-based awards that was one year longer, the fair value of stock-based awards granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 would have increased by $22.5 million, resulting in an increase of $4.6 million of stock-based compensation expense for Fiscal 2009. If the Company used an expected term of the stock-based awards that was one year shorter, the fair value of the stock-based awards granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 would have decreased by $23.4 million, resulting in a decrease of $4.8 million of stock-based compensation expense for Fiscal 2009. The total amount of stock-based compensation recognized under SFAS No. 123(R) for Fiscal 2009 was $47.5 million, of which $42.9 million was expensed for Fiscal 2009 and $4.6 million was capitalized in inventory as of February 28, 2009. The total amount of stock-based compensation recognized under SFAS No. 123(R) for Fiscal 2008 was $33.6 million, of which $30.4 million was expensed for Fiscal 2008 and $3.2 million was capitalized in inventory as of February 29, 2008. The total amount of stock-based compensation recognized under SFAS No. 123(R) for Fiscal 2007 was $18.1 million, of which $16.5 million was expensed for Fiscal 2007 and $1.6 million was capitalized in inventory as of February 28, 2007.
Accounting Pronouncements Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations.” SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after March 1, 2009. The adoption of SFAS No. 141(R) on March 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is required to adopt SFAS No. 160 for fiscal years beginning March 1, 2009. The adoption of SFAS No. 160 on March 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company as of March 1, 2009. The adoption of FSP No. 142-3 on March 1, 2009, did not have a material impact on the Company’s consolidated financial statements and will be applied prospectively to future business combinations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company, as a result of its global operating, acquisition and financing activities, is exposed to market risk associated with changes in foreign currency exchange rates and interest rates. To manage the volatility relating to these risks, the Company periodically purchases and/or sells derivative instruments including foreign currency forward and option contracts and interest rate swap agreements. The Company uses derivative instruments solely to reduce the financial impact of these risks and does not use derivative instruments for trading purposes.
     Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2009, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and South African rand.
     As of February 28, 2009, and February 29, 2008, the Company had outstanding foreign currency derivative instruments with a notional value of $1,719.4 million and $2,473.5 million, respectively. Approximately 73% of the Company’s total exposures were hedged as of February 28, 2009. The estimated fair value of the Company’s foreign currency derivative instruments was $7.6 million and $6.3 million as of February 28, 2009, and February 29, 2008, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 28, 2009, and February 29, 2008, the fair value of open foreign currency contracts would have been decreased by $40.4 million and $155.2 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
     The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,353.3 million and $2,507.2 million as of February 28, 2009, and February 29, 2008, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2009, and February 29, 2008, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $107.9 million and $124.7 million, respectively.
     As of February 28, 2009, and February 29, 2008, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through Fiscal 2010. A hypothetical 1% increase from prevailing interest rates as of February 28, 2009, and February 29, 2008, would have increased the fair value of the interest rate swaps by $9.3 million and $23.6 million, respectively.
     In addition to the $2,353.3 million and $2,507.2 million estimated fair value of fixed rate debt outstanding as of February 28, 2009, and February 29, 2008, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of February 28, 2009, and February 29, 2008, of $2,036.4 million and $2,749.5 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of February 28, 2009, and February 29, 2008, is $20.4 million and $27.5 million, respectively.

Item 8. Financial Statements and Supplementary Data
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 11, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective March 1, 2007. As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective March 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2009 expressed an adverse opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Rochester, New York
April 29, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s reconciliation and review of inventory accounts at its Australian subsidiary has been identified and included in management’s assessment as of February 28, 2009. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated April 29, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Constellation Brands, Inc. has not maintained effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Rochester, New York
April 29, 2009

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Constellation Brands, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2009, because of the following material weakness:
During the Company’s evaluation of the effectiveness of internal control over financial reporting as of February 28, 2009, the Company determined that the policies and procedures over the reconciliation and review of bulk inventory accounts were not properly designed and did not operate effectively at the Company’s Australian operations. Specifically, the reconciliation and review controls for vineyard farming costs and bulk inventory at the Australian operations did not include identifying cost accumulation, and subsequent release to finished goods, by respective vintage year. In addition, reviews of inventory reconciliations were not performed with sufficient precision. As a result, it was at least reasonably possible for discrepancies to accumulate in these inventory accounts, which could have resulted in material differences between the actual costs for inventory on hand and the costs that should have been released to cost of product sold. This deficiency resulted in immaterial adjustments to inventories and cost of product sold in the Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2009, which adjustments also corrected immaterial errors related to prior periods.
The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28,	February 29,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash investments	$13.1	$20.5
Accounts receivable, net	524.6	731.6
Inventories	1,828.7	2,179.5
Prepaid expenses and other	168.1	267.4

Total current assets	2,534.5	3,199.0
PROPERTY, PLANT AND EQUIPMENT, net	1,547.5	2,035.0
GOODWILL	2,615.0	3,123.9
INTANGIBLE ASSETS, net	1,000.6	1,190.0
OTHER ASSETS, net	338.9	504.9

Total assets	$8,036.5	$10,052.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$227.3	$379.5
Current maturities of long-term debt	235.2	229.3
Accounts payable	288.7	349.4
Accrued excise taxes	57.6	62.4
Other accrued expenses and liabilities	517.6	697.7

Total current liabilities	1,326.4	1,718.3

LONG-TERM DEBT, less current maturities	3,971.1	4,648.7

DEFERRED INCOME TAXES	543.6	535.8

OTHER LIABILITIES	287.1	384.1

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value-
Authorized, 1,000,000 shares; Issued, none at February 28, 2009, and February 29, 2008	—	—
Class A Common Stock, $.01 par value-
Authorized, 315,000,000 shares; Issued, 223,584,959 shares at February 28, 2009, and 221,296,639 shares at February 29, 2008,	2.2	2.2
Class B Convertible Common Stock, $.01 par value-
Authorized, 30,000,000 shares; Issued, 28,749,294 shares at February 28, 2009, and 28,782,954 shares at February 29, 2008,	0.3	0.3
Class 1 Common Stock, $.01 par value-
Authorized, 15,000,000 shares; Issued, none at February 28, 2009, and February 29, 2008	—	—
Additional paid-in capital	1,426.3	1,344.0
Retained earnings	1,003.5	1,306.0
Accumulated other comprehensive income	94.2	736.0

	2,526.5	3,388.5

Less-Treasury stock-
Class A Common Stock, 28,184,448 shares at February 28, 2009, and 29,020,781 shares at February 29, 2008, at cost	(616.0)	(620.4)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2009, and February 29, 2008, at cost	(2.2)	(2.2)

	(618.2)	(622.6)

Total stockholders’ equity	1,908.3	2,765.9

Total liabilities and stockholders’ equity	$8,036.5	$10,052.8

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the Years Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
SALES	$4,723.0	$4,885.1	$6,401.8
Less — Excise taxes	(1,068.4)	(1,112.1)	(1,185.4)

Net sales	3,654.6	3,773.0	5,216.4
COST OF PRODUCT SOLD	(2,424.6)	(2,491.5)	(3,692.5)

Gross profit	1,230.0	1,281.5	1,523.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(830.4)	(807.3)	(768.8)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	(300.4)	(812.2)	—
RESTRUCTURING CHARGES	(68.0)	(6.9)	(32.5)
ACQUISITION-RELATED INTEGRATION COSTS	(8.2)	(11.8)	(23.6)

Operating income (loss)	23.0	(356.7)	699.0
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	186.6	257.9	49.9
INTEREST EXPENSE, net	(316.4)	(341.8)	(268.7)
GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	—	—	55.1

(Loss) income before income taxes	(106.8)	(440.6)	535.3
PROVISION FOR INCOME TAXES	(194.6)	(172.7)	(203.4)

NET (LOSS) INCOME	(301.4)	(613.3)	331.9
Dividends on preferred stock	—	—	(4.9)

(LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(301.4)	$(613.3)	$327.0

SHARE DATA:
(Loss) earnings per common share:
Basic — Class A Common Stock	$(1.40)	$(2.83)	$1.44

Basic — Class B Convertible Common Stock	$(1.27)	$(2.57)	$1.31

Diluted — Class A Common Stock	$(1.40)	$(2.83)	$1.38

Diluted — Class B Convertible Common Stock	$(1.27)	$(2.57)	$1.27

Weighted average common shares outstanding:
Basic — Class A Common Stock	193.906	195.135	204.966
Basic — Class B Convertible Common Stock	23.753	23.812	23.840

Diluted — Class A Common Stock	193.906	195.135	239.772
Diluted — Class B Convertible Common Stock	23.753	23.812	23.840
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE, February 28, 2006	$—	$2.0	$0.3	$1,159.4	$1,592.3	$247.4	$(26.2)	$2,975.2
Comprehensive income:
Net income for Fiscal 2007	—	—	—	—	331.9	—	—	331.9
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	—	—	—	—	—	132.1	—	132.1
Unrealized loss on cash flow hedges:
Net derivative losses	—	—	—	—	—	(7.3)	—	(7.3)
Reclassification adjustments	—	—	—	—	—	(10.4)	—	(10.4)

Net loss recognized in other comprehensive income								(17.7)

Minimum pension liability adjustment	—	—	—	—	—	(3.4)	—	(3.4)

Other comprehensive loss, net of income tax effect								111.0

Comprehensive income								442.9
Adjustments to initially apply SFAS No. 158, net of income tax effect	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of 3,894,978 Class A Common shares	—	—	—	—	—	—	(100.0)	(100.0)
Conversion of 32,000 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—	—
Exercise of 5,423,708 Class A stock options	—	0.1	—	63.6	—	—	—	63.7
Employee stock purchases of 318,137 treasury shares	—	—	—	4.1	—	—	1.8	5.9
Stock-based employee compensation	—	—	—	17.9	—	—	—	17.9
Dividend on Preferred Shares	—	—	—	—	(4.9)	—	—	(4.9)
Conversion of 170,500 Mandatory Convertible Preferred shares	—	0.1	—	(0.1)	—	—	—	—
Issuance of 8,614 restricted Class A Common shares	—	—	—	—	—	—	—	—
Amortization of unearned restricted stock compensation	—	—	—	0.1	—	—	—	0.1
Tax benefit on Class A stock options exercised	—	—	—	26.0	—	—	—	26.0
Tax benefit on disposition of employee stock purchases	—	—	—	0.1	—	—	—	0.1
Other	—	—	—	—	—	—	(0.1)	(0.1)

BALANCE, February 28, 2007	—	2.2	0.3	1,271.1	1,919.3	349.1	(124.5)	3,417.5
Comprehensive loss:
Net loss for Fiscal 2008	—	—	—	—	(613.3)	—	—	(613.3)
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	—	—	—	—	—	412.2	—	412.2
Unrealized loss on cash flow hedges:
Net derivative losses	—	—	—	—	—	(23.6)	—	(23.6)
Reclassification adjustments	—	—	—	—	—	(3.1)	—	(3.1)

Net loss recognized in other comprehensive income								(26.7)

Pension:
Net actuarial losses	—	—	—	—	—	(4.1)	—	(4.1)
Reclassification adjustments	—	—	—	—	—	5.5	—	5.5

Net gain recognized in other comprehensive income								1.4

Other comprehensive loss, net of income tax effect								386.9

Comprehensive loss								(226.4)
Repurchase of 21,332,468 Class A Common shares	—	—	—	—	—	—	(500.0)	(500.0)
Conversion of 48,184 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—	—
Exercise of 2,158,146 Class A stock options	—	—	—	20.3	—	—	—	20.3
Employee stock purchases of 344,331 treasury shares	—	—	—	4.4	—	—	1.8	6.2
Stock-based employee compensation	—	—	—	33.6	—	—	—	33.6
Issuance of 13,726 restricted Class A Common shares	—	—	—	(0.1)	—	—	0.1	—
Amortization of unearned restricted stock compensation	—	—	—	0.3	—	—	—	0.3
Tax benefit on Class A stock options exercised	—	—	—	14.4	—	—	—	14.4
Tax benefit on disposition of employee stock purchases	—	—	—	—	—	—	—	—

BALANCE, February 29, 2008	$—	$2.2	$0.3	$1,344.0	$1,306.0	$736.0	$(622.6)	$2,765.9

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE, February 29, 2008	$—	$2.2	$0.3	$1,344.0	$1,306.0	$736.0	$(622.6)	$2,765.9
Comprehensive loss:
Net loss for Fiscal 2009	—	—	—	—	(301.4)	—	—	(301.4)
Other comprehensive (loss) income, net of income tax effect:
Foreign currency translation adjustments	—	—	—	—	—	(683.6)	—	(683.6)
Unrealized loss on cash flow hedges:
Net derivative losses	—	—	—	—	—	(16.4)	—	(16.4)
Reclassification adjustments	—	—	—	—	—	0.8	—	0.8

Net loss recognized in other comprehensive income								(15.6)

Pension:
Net actuarial gains	—	—	—	—	—	44.3	—	44.3
Reclassification adjustments	—	—	—	—	—	12.1	—	12.1

Net gain recognized in other comprehensive income								56.4

Other comprehensive loss, net of income tax effect								(642.8)

Comprehensive loss								(944.2)
Adjustments to apply change in measurement date provision of SFAS No. 158, net of income tax effect	—	—	—	—	(1.1)	1.0	—	(0.1)
Conversion of 33,660 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—	—
Exercise of 2,254,660 Class A stock options	—	—	—	27.1	—	—	—	27.1
Employee stock purchases of 376,297 treasury shares	—	—	—	3.6	—	—	2.0	5.6
Stock-based employee compensation	—	—	—	44.6	—	—	—	44.6
Issuance of 460,036 restricted Class A Common shares	—	—	—	(2.4)	—	—	2.4	—
Amortization of unearned restricted stock compensation	—	—	—	2.9	—	—	—	2.9
Tax benefit on Class A stock options exercised	—	—	—	6.5	—	—	—	6.5
Tax benefit on disposition of employee stock purchases	—	—	—	—	—	—	—	—

BALANCE, February 28, 2009	$—	$2.2	$0.3	$1,426.3	$1,003.5	$94.2	$(618.2)	$1,908.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(301.4)	$(613.3)	$331.9

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	300.4	812.2	—
Depreciation of property, plant and equipment	143.6	154.7	131.7
Equity in earnings of equity method investees, net of distributed earnings	90.3	20.7	(41.0)
Write-down of Australian inventory	75.5	—	—
Stock-based compensation expense	46.1	32.0	16.5
Loss on disposal or impairment of long-lived assets, net	44.9	1.8	12.5
Loss on businesses sold or held for sale	31.5	34.6	16.9
Amortization of intangible and other assets	13.4	11.2	7.6
Deferred tax provision	2.3	98.0	52.7
Noncash portion of loss on extinguishment of debt	—	—	11.8
Gain on change in fair value of derivative instruments	—	—	(55.1)
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	87.4	56.2	(6.3)
Inventories	(86.0)	(37.8)	(85.1)
Prepaid expenses and other current assets	9.4	(5.8)	44.3
Accounts payable	(26.9)	16.3	34.3
Accrued excise taxes	12.1	2.4	1.0
Other accrued expenses and liabilities	(95.0)	(34.2)	(157.2)
Other, net	159.3	(29.2)	(3.3)

Total adjustments	808.3	1,133.1	(18.7)

Net cash provided by operating activities	506.9	519.8	313.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses	204.2	136.5	28.4
Proceeds from sales of assets	25.4	19.4	9.8
Capital distributions from equity method investees	20.8	—	—
Purchases of businesses, net of cash acquired	0.1	(1,302.0)	(1,093.7)
Purchases of property, plant and equipment	(128.6)	(143.8)	(192.0)
Investments in equity method investees	(3.2)	(4.6)	—
Payment of accrued earn-out amount	—	(4.0)	(3.6)
Proceeds from formation of joint venture	—	185.6	—
Proceeds from maturity of derivative instrument	—	—	55.1
Other investing activities	9.9	—	(1.1)

Net cash provided by (used in) investing activities	128.6	(1,112.9)	(1,197.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(577.6)	(374.9)	(2,786.9)
Net (repayment of) proceeds from notes payable	(109.7)	219.4	47.1
Exercise of employee stock options	27.1	20.6	63.4
Excess tax benefits from stock-based payment awards	7.2	11.3	21.4
Proceeds from employee stock purchases	5.6	6.2	5.9
Proceeds from issuance of long-term debt	—	1,212.9	3,705.4
Purchases of treasury stock	—	(500.0)	(100.0)
Payment of financing costs of long-term debt	—	(10.6)	(23.8)
Payment of preferred stock dividends	—	—	(7.3)

Net cash (used in) provided by financing activities	(647.4)	584.9	925.2

Effect of exchange rate changes on cash and cash investments	4.5	(4.8)	(18.7)

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(7.4)	(13.0)	22.6
CASH AND CASH INVESTMENTS, beginning of year	20.5	33.5	10.9

CASH AND CASH INVESTMENTS, end of year	$13.1	$20.5	$33.5

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$332.8	$328.6	$220.8

Income taxes	$137.8	$38.9	$153.5

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$18.5	$1,448.7	$1,775.0
Liabilities assumed	(5.7)	(141.2)	(648.2)

Net assets acquired	12.8	1,307.5	1,126.8
Plus — payment of direct acquisition costs previously accrued	0.8	0.4	—
Plus — settlement of note payable	0.6	—	2.3
Less — cash received from seller	(11.3)	—	—
Less — cash acquired	(2.8)	(2.0)	(35.0)
Less — direct acquisition costs accrued	(0.2)	(1.2)	(0.4)
Less — note payable issuance	—	(2.7)	—

Net cash paid for purchases of businesses	$(0.1)	$1,302.0	$1,093.7

Investment in Joint Venture	$—	$—	$124.4

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Description of business —
     Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of brands across the wine, spirits and imported beer categories (see Note 24). The Company has the largest wine business in the world and is the largest multi-category supplier of beverage alcohol in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; the largest producer and marketer of wine in Canada; and a major supplier of beverage alcohol in the United Kingdom (“U.K.”). In North America, the Company distributes its products through wholesale distributors. In addition, the Company imports, markets and sells the Modelo Brands (as defined in Note 8) and certain other imported beer brands through the Company’s joint venture, Crown Imports (as defined in Note 8). In Australia, the Company distributes its products directly to off-premise accounts, such as major retail chains, on-premise accounts, such as hotels and restaurants, and large wholesalers. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers and, through its investment in Matthew Clark (as defined in Note 8), the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants.
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

     Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. In the fourth quarter of fiscal 2009, the Company performed its review of equity method investments for other-than-temporary impairment. The Company determined that two of the Company’s Constellation Wines segment’s international equity method investments, Ruffino S.r.l (“Ruffino”) and Matthew Clark, were impaired primarily due to a decline in revenue and profit forecasts for these two equity method investees reflecting significant market deterioration during the fourth quarter of fiscal 2009. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted future cash flows. As a result of this review, the Company recorded impairment losses of $79.2 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. For the year ended February 29, 2008, the Company recorded an impairment loss of $15.1 million associated with its investment in Ruffino, which is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. No instances of impairment were noted on the Company’s equity method investments for the year ended February 28, 2007.
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
     Selling, general and administrative expenses —
     The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2009, and February 29, 2008, were not material. Advertising expense for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, was $175.7 million, $180.4 million and $182.7 million, respectively.

     Foreign currency translation —
     The “functional currency” of the Company’s subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net losses were $26.3 million, $15.3 million and $9.9 million for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively.
     Cash investments —
     Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value. The amounts at February 28, 2009, and February 29, 2008, are not significant.
     Allowance for doubtful accounts —
     The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $4.1 million and $7.6 million as of February 28, 2009, and February 29, 2008, respectively.
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
     The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2009		February 29, 2008
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash investments	$13.1	$13.1	$20.5	$20.5
Accounts receivable	$524.6	$524.6	$731.6	$731.6
Foreign currency contracts	$78.7	$78.7	$87.6	$87.6

Liabilities:
Notes payable to banks	$227.3	$227.3	$379.5	$379.5
Accounts payable	$288.7	$288.7	$349.4	$349.4
Long-term debt, including current portion	$4,206.3	$4,162.4	$4,878.0	$4,877.2
Foreign currency contracts	$71.1	$71.1	$81.3	$81.3
Interest rate swap contracts	$51.1	$51.1	$57.2	$57.2

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
     Cash and cash investments, accounts receivable and accounts payable: The carrying amounts approximate fair value due to the short maturity of these instruments.
     Foreign currency contracts: The fair value is estimated using market-based inputs, obtained from independent pricing services, into valuation models (see Note 5).
     Interest rate swap contracts: The fair value is estimated based on quoted market prices from respective counterparties (see Note 5).
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
     The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forward and option contracts, to manage interest rate and foreign currency risks. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities.
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

     Certain of the Company’s derivative instruments do not qualify for SFAS No. 133 hedge accounting treatment; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables, foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to repatriation of those loans or investments. Forward contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of February 28, 2009, and February 29, 2008, the Company had undesignated foreign currency contracts outstanding with a notional value of $402.6 million and $931.5 million, respectively.
     Furthermore, when the Company determines that a derivative instrument which qualified for hedge accounting treatment has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (i) the derivative is no longer highly effective in offsetting changes in the cash flows or fair value of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.
     Cash flow hedges:
     The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the prior assessment date immediately in the Company’s Consolidated Statements of Operations. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Operations. As of February 28, 2009, and February 29, 2008, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $1,316.8 million and $1,542.0 million, respectively. In addition, as of February 28, 2009, and February 29, 2008, the Company had interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 10).
     The Company records the fair value of its foreign currency contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Operations in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the amount related to the ineffective portion of this derivative instrument is immediately recognized in the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.

     The Company expects $17.4 million of losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months. The amount of hedge ineffectiveness associated with the Company’s designated cash flow hedge instruments recognized in the Company’s Consolidated Statements of Operations for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, was not material. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. The amount of net gains reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period (or within the two months following) was not material for the years ended February 28, 2009, February 29, 2008, and February 28, 2007.
     Fair value hedges:
     Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the years ended February 28, 2009, February 29, 2008, and February 28, 2007.
     Net investment hedges:
     Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Gains and losses on these instruments are recorded as foreign currency translation adjustments in AOCI. During February 2009, the Company discontinued the hedging relationship between the Company’s Sterling Series B Senior Notes and Sterling Series C Senior Notes (as defined in Note 10) totaling £155.0 million aggregate principal amount and the Company’s investment in its U.K. subsidiary. For the years ended February 28, 2009, February 29, 2008, and February 28, 2007, net gains (losses) of $84.3 million, ($3.9) million and ($32.6) million, respectively, have been deferred within foreign currency translation adjustments within AOCI.

     Fair values of derivative instruments:
     The fair values and locations of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	February 28,	Sheet	February 28,
(in millions)	Location	2009	Location	2009
Derivatives designated as hedging instruments under SFAS No. 133
Foreign currency contracts
Current	Prepaid expenses and other	$47.1	Other accrued expenses and liabilities	$32.8
Long-term	Other assets, net	24.4	Other liabilities	29.9

Interest rate contracts
Current	Prepaid expenses and other	—	Other accrued expenses and liabilities	51.1

Total		71.5		113.8

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency contracts
Current	Prepaid expenses and other	6.9	Other accrued expenses and liabilities	8.1
Long-term	Other assets, net	0.3	Other liabilities	0.3

Total		7.2		8.4

Total derivative instruments		$78.7		$122.2

     The effect of the Company’s derivative instruments on its Consolidated Statements of Operations and Other Comprehensive Income (“OCI”) is as follows:

			Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
	in OCI for the		Income for the
	Three Months		Three Months
	Ended		Ended
	February 28,		February 28,
Derivatives in SFAS	2009	Location of Gain (Loss)	2009
No. 133 Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
Foreign currency contracts	$8.1	Sales	$(1.1)
Foreign currency contracts	2.6	Cost of product sold	0.7
Foreign currency contracts	1.9	Selling, general and administrative expenses	(1.9)
Interest rate contracts	(4.6)	Interest expense, net	4.0

Total	$8.0	Total	$1.7

		Gain (Loss)
		Recognized
		in Income
		for the
		Three Months
		Ended
		February 28,
Derivatives in SFAS	Location of Gain (Loss)	2009
No. 133 Cash Flow	Recognized in Income	(Ineffective
Hedging Relationships	(Ineffective portion)	portion)
(in millions)
Foreign currency contracts	Selling, general and administrative expenses	$1.6

Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
	in OCI for the		Income for the
	Three Months		Three Months
	Ended		Ended
Non-derivative	February 28,		February 28,
Instruments in SFAS	2009	Location of Gain (Loss)	2009
No. 133 Net Investment	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
Sterling Senior Notes	$14.4	Selling, general and administrative expenses	$—

		Gain (Loss)
		Recognized
		in Income
		for the
		Three Months
Derivatives not Designated as		Ended
Hedging Instruments under	Location of Gain (Loss)	February 28,
SFAS No. 133	Recognized in Income	2009
(in millions)
Foreign currency contracts	Selling, general and administrative expenses	$(1.3)

     Credit risk:
     The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2009, the fair value of derivative instruments in a net liability position due to counterparties was $74.7 million. If the Company were required to settle the net liability position under these derivative instruments on February 28, 2009, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

     Counterparty credit risk:
     Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of February 28, 2009, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of February 28, 2009, the fair value of derivative instruments in a net receivable position due from counterparties was $31.2 million.
     Inventories —
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28,	February 29,
(in millions)	2009	2008
Raw materials and supplies	$57.9	$85.4
In-process inventories	1,218.4	1,421.8
Finished case goods	552.4	672.3

	$1,828.7	$2,179.5

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
     The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which would result in additional expense to the Company and affect its results of operations. During the year ended February 28, 2009, the Company recorded an immaterial adjustment to inventory of $35.5 million related to prior periods of $10.4 million, $7.1 million and $18.0 million for the years ended February 29, 2008, February 28, 2007, and February 28, 2006 and prior, respectively. This adjustment was to correct for costs, primarily in the Company’s Australian business, which were not properly released from inventory as the product was sold.
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
     Goodwill and other intangible assets —
     In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses January 1 as its annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment in accordance with the provisions of SFAS No. 144 (as defined below). Note 7 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.
     In the fourth quarter of fiscal 2009, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. As a result of this analysis, the Company concluded that the carrying amount of goodwill assigned to the Constellation Wines segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The impairment loss was determined by comparing the carrying value of goodwill assigned to the specific reporting unit within the segment as of January 1, 2009, with the implied fair value of the goodwill. In determining the implied fair value of the goodwill, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted during the Company’s fourth quarter. The decline in the implied fair value of the goodwill and the resulting impairment loss was driven primarily by the accelerated deterioration in the Company’s U.K. business during the fourth quarter of fiscal 2009 and the resulting adjustment to the Company’s long-term financial forecasts, which showed lower estimated future operating results reflecting the significant fourth quarter deterioration in market conditions in the U.K. In the fourth quarter of fiscal 2008, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying amounts of goodwill assigned to the Constellation Wines segment’s Australian and U.K. reporting units exceeded their implied fair values and recorded impairment losses of $599.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. No impairment losses were recorded for the year ended February 28, 2007.

     In addition, during the fourth quarter of fiscal 2009, the Company performed its review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the Constellation Wines segment’s U.K. reporting unit were impaired largely due to the aforementioned market declines in the U.K. during the fourth quarter, and the resulting lower revenue and profit forecasts associated with products incorporating these assets which reflected the significant fourth quarter deterioration in market conditions in the U.K. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted future cash flows. As a result of this review, the Company recorded impairment losses of $25.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $21.8 million during its second quarter of fiscal 2009 in connection with the Company’s Australian Initiative (as defined in Note 19) and the resulting lower revenue and profit forecasts associated with certain brands incorporating assets impacted by the Australian Initiative. In addition, during the fourth quarter of fiscal 2008, the Company determined that certain intangible assets associated with the Constellation Wines segment’s Australian and U.K. reporting units, primarily trademarks, were impaired and recorded additional impairment losses of $204.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company recorded an immaterial impairment loss for the year ended February 28, 2007, for indefinite lived intangible assets associated with assets held-for-sale.
     Other assets —
     Other assets include the following: (i) investments in equity method investees which are carried under the equity method of accounting (see Note 8); (ii) deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (iii) deferred tax assets which are stated at cost, net of valuation allowances (see Note 11); and (iv) derivative assets which are stated at fair value (see above).
     Long-lived assets impairment —
     In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated (see below).

     Pursuant to this policy, for the year ended February 28, 2009, in connection with the Company’s Australian Initiative (as defined in Note 19), the Company’s Constellation Wines segment recorded asset impairment losses of $46.5 million associated primarily with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held for sale. These assets were written down to a value based on the Company’s estimate of fair value less cost to sell. This impairment loss is included in restructuring charges on the Company’s Consolidated Statements of Operations. For the year ended February 29, 2008, in connection with the Company’s Fiscal 2008 Plan (as defined in Note 19), the Company recorded asset impairment losses of $7.4 million associated primarily with certain definite lived trademarks of brands to be discontinued within the Constellation Wines segment. These asset impairment losses are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. For the year ended February 28, 2007, in connection with the Constellation Wines segment’s Fiscal 2007 Wine Plan (as defined in Note 19), the Company recorded an asset impairment loss of $11.8 million in connection with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held-for-sale. This impairment loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
     Assets held for sale —
     As of February 28, 2009, in connection with the Company’s divestiture of the value spirits business (see Note 24) and the Australian Initiative, the Company had $374.6 million of assets held for sale, of which $339.4 million is reported within the Constellation Spirits segment and $35.2 million is reported within the Constellation Wines segment. As of February 29, 2008, in connection primarily with the divestiture of the Pacific Northwest Business (see Note 3), the Company had $202.7 million of assets held for sale reported primarily within the Constellation Wines segment. The carrying amounts of the major classes of assets and liabilities classified as held for sale as of February 28, 2009, and February 29, 2008, are presented below. Amounts presented below are included within the respective line on the Company’s Consolidated Balance Sheets as amounts are not deemed material for separate presentation on the face of the Company’s Consolidated Balance Sheets.

	February 28,	February 29,
(in millions)	2009	2008
Inventories	$94.5	$49.1
Prepaid expenses and other	8.2	—

Total current assets	102.7	49.1
Property, plant and equipment, net	80.8	120.2
Goodwill	157.4	3.1
Intangible assets, net	33.7	30.3

Total assets	$374.6	$202.7

Total current liabilities	$0.4	$—
Other liabilities	5.7	—

Total liabilities	$6.1	$—

     Income taxes —
     The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

     Environmental —
     Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2009, and February 29, 2008.
     Earnings per common share —
     The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock (see Note 15). With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Accordingly, the Company uses the two-class computation method for the computation of earnings per common share — basic and earnings per common share — diluted. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock.
     Earnings per common share — basic excludes the effect of common stock equivalents and is computed using the two-class computation method (see Note 16). Earnings per common share — diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share — diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock and Preferred Stock (as defined in Note 15). Using the two-class computation method, earnings per common share — diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Preferred Stock, but no conversion of Class B Convertible Common Stock. Earnings per common share — diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
     Stock-based employee compensation plans —
     Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” for its four stock-based employee compensation plans, which are described more fully in Note 15. The Company applies a grant date fair-value-based measurement method in accounting for its share-based payment arrangements and records all costs resulting from share-based payment transactions ratably over the requisite service period in its consolidated financial statements.
     Stock-based awards, primarily stock options, granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. In accordance with the provisions of SFAS No. 123(R), the Company recognizes compensation expense immediately for awards granted to retirement-eligible employees or ratably over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period.

     Total compensation cost for stock-based awards is as follows:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Income	$46.1	$32.0	$16.5

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation	$14.0	$9.2	$4.5

Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$4.6	$3.2	$1.6

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
2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:
     Effective February 28, 2009, the Company adopted the final provision of Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The first provision of SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 and provided the associated required disclosures as of February 28, 2007. The second provision of SFAS No. 158 requires companies to measure the funded status of a defined benefit postretirement plan as of the date of the company’s fiscal year-end (with limited exceptions). The Company had previously used a December 31 measurement date for its defined benefit pension and other postretirement plans. On March 1, 2008, the Company elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by SFAS No. 158. Accordingly, on March 1, 2008, the Company recognized adjustments to its opening retained earnings, accumulated other comprehensive income, net of income tax effect, and pension and other postretirement plan assets or liabilities. These adjustments did not have a material impact on the Company’s consolidated financial statements. The Company completed its adoption of this final provision of SFAS No. 158 on February 28, 2009, when the Company changed its measurement date for its defined benefit pension and other postretirement plans to February 28, 2009 (see Note 13).

     Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 allows companies to choose to measure eligible items at fair value at specified election dates. In addition, the fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
     Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of the disclosure requirements of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.
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
     Total consideration paid in cash was $877.3 million. In addition, the Company incurred direct acquisition costs of $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes and revolver borrowings under the Company’s 2006 Credit Agreement (as defined in Note 10). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the BWE business, including the factors described above. In June 2008, the Company sold certain businesses consisting of several of the California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. In connection with the sale of the Pacific Northwest Business, the Company recorded a loss of $23.2 million for the year ended February 28, 2009, which includes a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

     The results of operations of the BWE business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.
     The following table summarizes the fair values of the assets acquired and liabilities assumed in the BWE Acquisition at the date of acquisition.

(in millions)
Current assets	$288.4
Property, plant and equipment	232.8
Goodwill	334.6
Trademarks	97.9
Other assets	30.2

Total assets acquired	983.9

Current liabilities	103.9
Long-term liabilities	1.3

Total liabilities assumed	105.2

Net assets acquired	$878.7

     The trademarks are not subject to amortization. All of the goodwill is expected to be deductible for tax purposes.
     Acquisition of Svedka —
     On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“Svedka”) in connection with the acquisition of Spirits Marque One LLC and related business (the “Svedka Acquisition”). Svedka is a premium Swedish vodka. The Svedka Acquisition supported the Company’s strategy of expanding the Company’s premium spirits business. The acquisition provided a foundation from which the Company looked to leverage its existing and future premium spirits portfolio for growth. In addition, Svedka complemented the Company’s then existing portfolio of super-premium and value vodka brands by adding a premium vodka brand.
     Total consideration paid in cash for the Svedka Acquisition was $385.8 million. In addition, the Company incurred direct acquisition costs of $1.3 million. The purchase price was financed with revolver borrowings under the Company’s June 2006 Credit Agreement, as amended in February 2007. In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the Svedka business, including the factors described above.
     The results of operations of the Svedka business are reported in the Constellation Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

     The following table summarizes the fair values of the assets acquired and liabilities assumed in the Svedka Acquisition at the date of acquisition.

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
     Other —
     During the year ended February 28, 2009, the Company completed its acquisition of the remaining 50% ownership interest in a Canadian joint venture distribution business for a purchase price of $12.8 million. During the year ended February 29, 2008, the Company completed its acquisition of several immaterial businesses for a total combined purchase price of $27.4 million.

     The following table sets forth the unaudited pro forma results of operations of the Company for the years ended February 29, 2008, and February 28, 2007, respectively. The unaudited pro forma results of operations for the year ended February 29, 2008, give effect to the BWE Acquisition as if it occurred on March 1, 2006. The unaudited pro forma results of operations for the year ended February 29, 2008, are not presented to give effect to the Svedka Acquisition as if it had occurred on March 1, 2006, as it is not significant. The unaudited pro forma results of operations for the year ended February 28, 2007, give effect to the BWE Acquisition, the Svedka Acquisition, and the Vincor Acquisition as if they occurred on March 1, 2006. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations for the year ended February 28, 2007, do not reflect total pretax nonrecurring charges of $29.5 million ($0.09 per share on a diluted basis) related to transaction costs, primarily for the acceleration of vesting of stock options, legal fees and investment banker fees, all of which were incurred by Vincor prior to the acquisition. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Years Ended
	February 29,	February 28,
(in millions, except per share data)	2008	2007
Net sales	$3,984.0	$5,589.1
(Loss) income before income taxes	$(450.0)	$441.7
Net (loss) income	$(622.1)	$268.6
(Loss) income available to common stockholders	$(622.1)	$263.7

(Loss) earnings per common share — basic:
Class A Common Stock	$(2.87)	$1.16

Class B Convertible Common Stock	$(2.61)	$1.06

(Loss) earnings per common share — diluted:
Class A Common Stock	$(2.87)	$1.12

Class B Convertible Common Stock	$(2.61)	$1.03

Weighted average common shares outstanding — basic:
Class A Common Stock	195.135	204.966
Class B Convertible Common Stock	23.812	23.840
Weighted average common shares outstanding — diluted:
Class A Common Stock	195.135	239.772
Class B Convertible Common Stock	23.812	23.840

4. PROPERTY, PLANT AND EQUIPMENT:
     The major components of property, plant and equipment are as follows:

	February 28,	February 29,
(in millions)	2009	2008
Land and land improvements	$326.2	$394.4
Vineyards	189.6	259.0
Buildings and improvements	409.5	516.6
Machinery and equipment	1,213.7	1,430.5
Motor vehicles	36.6	43.1
Construction in progress	48.1	99.0

	2,223.7	2,742.6
Less — Accumulated depreciation	(676.2)	(707.6)

	$1,547.5	$2,035.0

5. FAIR VALUE MEASUREMENTS:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, including goodwill and trademarks. On March 1, 2008, the Company adopted the provisions of SFAS No. 157 that were not deferred by FSP No. 157-2. The adoption of these provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP No. 157-2, the Company is required to adopt the remaining provisions of SFAS No. 157 on March 1, 2009. The adoption of the remaining provisions of SFAS No. 157 on March 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
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

     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2009:

	Fair Value Measurements as of February 28, 2009
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measures
Assets:
Foreign currency contracts	$—	$78.7	$—	$78.7

Liabilities:
Foreign currency contracts	$—	$71.1	$—	$71.1
Interest rate swap contracts	—	51.1	—	51.1

Total	$—	$122.2	$—	$122.2

     The Company’s foreign currency contracts consist of foreign currency forward and option contracts which are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, interest-rate yield curves and currency volatilities. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services.
6. GOODWILL:
     The changes in the carrying amount of goodwill are as follows:

				Consolidations
	Constellation	Constellation	Crown	and
(in millions)	Wines	Spirits	Imports	Eliminations	Consolidated
Balance, February 28, 2007	$2,939.5	$144.4	$13.0	$(13.0)	$3,083.9
Purchase accounting allocations	309.3	362.7	—	—	672.0
Foreign currency translation adjustments	144.4	2.7	—	—	147.1
Purchase price earn-out	1.2	—	—	—	1.2
Disposal of businesses	(180.4)	—	—	—	(180.4)
Impairment of goodwill	(599.9)	—	—	—	(599.9)

Balance, February 29, 2008	2,614.1	509.8	13.0	(13.0)	3,123.9
Purchase accounting allocations	23.8	—	—	—	23.8
Foreign currency translation adjustments	(245.7)	(4.0)	—	—	(249.7)
Disposal of businesses	(15.8)	(14.5)	—	—	(30.3)
Impairment of goodwill	(252.7)	—	—	—	(252.7)

Balance, February 28, 2009	$2,123.7	$491.3	$13.0	$(13.0)	$2,615.0

     For the year ended February 29, 2008, the changes in the carrying amount of goodwill consist of the following components. The Constellation Spirits segment’s purchase accounting allocations totaling $362.7 million consist primarily of purchase accounting allocations associated with the Svedka Acquisition. The Constellation Wines segment’s purchase accounting allocations totaling $309.3 million consist primarily of purchase accounting allocations of $320.1 million associated with the BWE Acquisition, partially offset by a reduction of $17.3 million in connection with an adjustment to income taxes payable acquired in a prior acquisition. Disposal of businesses within the Constellation Wines segment consist of $143.4 million related to the Company’s reduction of goodwill in connection with the Company’s contribution of its U.K. wholesale business associated with the formation of a joint venture with Punch Taverns plc (“Punch”) (see Note 8) and $37.0 million related to the Company’s reduction of goodwill in connection with the Company’s sale of the Almaden and Inglenook wine brands and certain other assets. In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin popular-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.5 million, net of direct costs to sell. The Company recorded a loss of $27.8 million on this sale which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
     For the year ended February 28, 2009, the changes in the carrying amount of goodwill consist of the following components. The Constellation Wines segment’s purchase accounting allocations totaling $23.8 million consist primarily of purchase accounting allocations associated with the BWE Acquisition of $14.5 million and purchase accounting allocations associated with the purchase of an immaterial business of $6.4 million. The Constellation Wines segment’s disposal of business consists of the Company’s reduction of goodwill in connection with the June 2008 sale of the Pacific Northwest Business. The Constellation Spirits segment’s disposal of business consists of the impairment of goodwill on an asset group held for sale in connection with the March 2009 sale of the value spirits business.
7. INTANGIBLE ASSETS:
     The major components of intangible assets are:

	February 28, 2009		February 29, 2008
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(in millions)	Amount	Amount	Amount	Amount
Amortizable intangible assets:
Customer relationships	$80.0	$70.3	$67.3	$62.0
Other	11.4	5.4	12.7	6.5

Total	$91.4	75.7	$80.0	68.5

Nonamortizable intangible assets:
Trademarks		915.2		1,117.3
Other		9.7		4.2

Total		924.9		1,121.5

Total intangible assets		$1,000.6		$1,190.0

     The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $6.8 million, $4.8 million and $2.8 million for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2010	$6.3
2011	$6.0
2012	$5.4
2013	$5.3
2014	$5.3
Thereafter	$47.4
8. OTHER ASSETS:
     The major components of other assets are as follows:

	February 28,	February 29,
(in millions)	2009	2008
Investments in equity method investees	$258.1	$394.1
Deferred financing costs	44.0	51.4
Other	57.2	80.6

	359.3	526.1
Less — Accumulated amortization	(20.4)	(21.2)

	$338.9	$504.9

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
     Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations from the date of investment. As of February 28, 2009, and February 29, 2008, the Company’s investment in Matthew Clark was $28.8 million and $75.8 million, respectively. For the year ended February 28, 2009, the Company recorded an other-than-temporary impairment of its investment in Matthew Clark of $30.1 million. The Company did not receive any cash distributions from Matthew Clark for the years ended February 28, 2009, and February 29, 2008.
     Amounts sold to Matthew Clark for the years ended February 28, 2009, and February 29, 2008, were not material. As of February 28, 2009, and February 29, 2008, amounts receivable from Matthew Clark were not material.

     Crown Imports:
     On January 2, 2007, Barton Beers, Ltd. (“Barton” now known as Constellation Beers Ltd. “Constellation Beers”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., completed the formation of Crown Imports LLC (“Crown Imports”), a joint venture in which Constellation Beers and Diblo each have, directly or indirectly, equal interests. Crown Imports has the exclusive right to import, market and sell Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the 50 states of the U.S., the District of Columbia and Guam. In addition, the owners of the Tsingtao and St. Pauli Girl brands have transferred exclusive importing, marketing and selling rights with respect to those brands in the U.S. to the joint venture. The importer agreement that previously gave Barton the exclusive right to import, market and sell the Modelo Brands primarily west of the Mississippi River was superseded by the transactions consummated by the newly formed joint venture.
     Upon commencement of operations of the joint venture, the Company discontinued consolidation of the imported beer business and accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations from the date of investment. As of February 28, 2009, and February 29, 2008, the Company’s investment in Crown Imports was $136.9 million and $150.5 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $265.9 million and $268.0 million of cash distributions from Crown Imports for the years ended February 28, 2009, and February 29, 2008, respectively, all of which represent distributions of earnings. The Company did not receive any cash distributions from Crown Imports for the year ended February 28, 2007.
     Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, were not material. In addition, as of February 28, 2009, and February 29, 2008, amounts receivable from Crown Imports were not material.
     Other:
     In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One, a 50% owned joint venture arrangement. As of February 28, 2009, and February 29, 2008, the Company’s investment in Opus One was $55.2 million and $63.7 million, respectively. The percentage of ownership of the remaining investments ranges from 20% to 50%.
     In addition, the Company has a 40% interest in Ruffino, the well-known Italian fine wine company. The Company does not have a controlling interest in Ruffino or exert any managerial control. The Company accounts for the investment in Ruffino under the equity method; accordingly, the results of operations of Ruffino are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations from the date of investment. As of February 28, 2009, and February 29, 2008, the Company’s investment in Ruffino was $24.8 million and $84.5 million, respectively. For the years ended February 28, 2009, and February 29, 2008, the Company recorded other-than-temporary impairments of its investment in Ruffino of $48.6 million and $15.1 million, respectively.

     As of February 1, 2005, the Company’s Constellation Wines segment began distribution of Ruffino’s products in the U.S. Amounts purchased from Ruffino under this arrangement for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, were not material. As of February 28, 2009, and February 29, 2008, amounts payable to Ruffino were not material.
     Summarized financial information for the Company’s Crown Imports equity method investment and other material equity method investments are presented below. The amounts shown represent 100% of these equity method investments’ financial position and results of operations.

	February 28, 2009			February 29, 2008
	Crown			Crown
(in millions)	Imports	Other	Total	Imports	Other	Total
Current assets	$291.4	$284.7	$576.1	$327.1	$337.5	$664.6
Noncurrent assets	$32.8	$204.9	$237.7	$31.9	$185.3	$217.2
Current liabilities	$(74.7)	$(211.0)	$(285.7)	$(75.7)	$(251.2)	$(326.9)
Noncurrent liabilities	$(2.8)	$(128.6)	$(131.4)	$(2.1)	$(157.9)	$(160.0)

	Crown
(in millions)	Imports	Other	Total
For the Year Ended February 28, 2009
Net sales	$2,393.2	$988.0	$3,381.2
Gross profit	$720.9	$183.9	$904.8
Income from continuing operations	$504.6	$32.8	$537.4
Net income	$504.6	$32.8	$537.4

For the Year Ended February 29, 2008
Net sales	$2,391.0	$1,115.7	$3,506.7
Gross profit	$738.7	$213.3	$952.0
Income from continuing operations	$509.8	$34.0	$543.8
Net income	$509.8	$34.0	$543.8

For the Year Ended February 28, 2007
Net sales	$368.8	$113.4	$482.2
Gross profit	$106.5	$62.2	$168.7
Income from continuing operations	$78.4	$26.0	$104.4
Net income	$78.4	$26.0	$104.4
     Other items –
     Amortization expense for other assets was included in selling, general and administrative expenses and was $6.6 million, $6.4 million and $4.8 million for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively.

9. OTHER ACCRUED EXPENSES AND LIABILITIES:
     The major components of other accrued expenses and liabilities are as follows:

	February 28,	February 29,
(in millions)	2009	2008
Advertising and promotions	$103.6	$148.8
Fair value of derivative instruments	92.0	84.4
Salaries and commissions	77.1	106.6
Accrued interest	72.9	97.1
Income taxes payable	32.8	34.1
Accrued restructuring	22.6	38.5
Adverse grape contracts (Note 14)	14.1	17.8
Other	102.5	170.4

	$517.6	$697.7

10. BORROWINGS:
     Borrowings consist of the following:

				February 29,
	February 28, 2009			2008
(in millions)	Current	Long-term	Total	Total
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$67.2	$—	$67.2	$308.0
Other	160.1	—	160.1	71.5

	$227.3	$—	$227.3	$379.5

Long-term Debt:
Senior Credit Facility –Term Loans	$—	$1,809.0	$1,809.0	$2,370.0
Senior Notes	221.9	1,891.6	2,113.5	2,198.8
Senior Subordinated Notes	—	250.0	250.0	250.0
Other Long-term Debt	13.3	20.5	33.8	59.2

	$235.2	$3,971.1	$4,206.3	$4,878.0

     Senior credit facility -
     In connection with the Vincor Acquisition, on June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, and on November 19, 2007, the June 2006 Credit Agreement was amended (collectively, the “2007 Amendments”). The June 2006 Credit Agreement together with the 2007 Amendments is referred to as the “2006 Credit Agreement.” The 2006 Credit Agreement provides for aggregate credit facilities of $3.9 billion, consisting of a $1.2 billion tranche A term loan facility due in June 2011, a $1.8 billion tranche B term loan facility due in June 2013, and a $900 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million) which terminates in June 2011. Proceeds of the June 2006 Credit Agreement were used to pay off the Company’s obligations under its prior senior credit facility, to fund the Vincor Acquisition and to repay certain indebtedness of Vincor. The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes, including working capital, on an as needed basis.

     As of February 28, 2009, the required principal repayments of the tranche A term loan and the tranche B term loan for each of the five succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2010	$—	$—	$—
2011	225.0	4.0	229.0
2012	150.0	4.0	154.0
2013	—	714.0	714.0
2014	—	712.0	712.0

	$375.0	$1,434.0	$1,809.0

     The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of February 28, 2009, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
     As of February 28, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $375.0 million bearing an interest rate of 2.2%, tranche B term loans of $1,434.0 million bearing an interest rate of 3.3%, revolving loans of $67.2 million bearing an interest rate of 1.7%, outstanding letters of credit of $32.0 million, and $800.8 million in revolving loans available to be drawn.

     In March 2005, the Company replaced its then outstanding five year interest rate swap agreements with new five year delayed start interest rate swap agreements effective March 1, 2006, which are outstanding as of February 28, 2009. These delayed start interest rate swap agreements extended the original hedged period through fiscal 2010. The swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% over the five year term. The Company received $30.3 million in proceeds from the unwinding of the original swaps. This amount is being reclassified from Accumulated Other Comprehensive Income (“AOCI”) ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Operations. For the years ended February 28, 2009, February 29, 2008, and February 28, 2007, the Company reclassified $12.6 million, $7.1 million and $5.9 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. This non-cash operating activity is included in the other, net line in the Company’s Consolidated Statements of Cash Flows.
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
     On November 17, 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). Interest on the Sterling Senior Notes is payable semiannually on May 15 and November 15. In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. The terms of the Sterling Series B Senior Notes are identical in all material respects to the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. The terms of the Sterling Series C Senior Notes are identical in all material respects to the Sterling Series B Senior Notes. As of February 28, 2009, and February 29, 2008, the Company had outstanding £1.0 million ($1.4 million and $2.0 million, respectively) aggregate principal amount of Sterling Series B Senior Notes.
     On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 at an issuance price of £79.6 million ($119.4 million upon issuance, net of $0.6 million unamortized discount, with an effective interest rate of 8.6%) (the “Sterling Series C Senior Notes”). Interest on the Sterling Series C Senior Notes is payable semiannually on May 15 and November 15. As of February 28, 2009, and February 29, 2008, the Company had outstanding £154.0 million ($220.5 million, net of $0.1 million unamortized discount, and $306.1 million, net of $0.2 million unamortized discount, respectively) aggregate principal amount of Sterling Series C Senior Notes.

     On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s June 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 28, 2009, and February 29, 2008, the Company had outstanding $694.4 million (net of $5.6 million unamortized discount) and $693.9 million (net of $6.1 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.
     On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s 2006 Credit Agreement. Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2009, and February 29, 2008, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.
     On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 28, 2009, and February 29, 2008, the Company had outstanding $497.2 million (net of $2.8 million unamortized discount) and $496.8 million (net of $3.2 million unamortized discount), respectively, aggregate principal amount of December 2007 Senior Notes.
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
     Senior subordinated notes –
     On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (“January 2002 Senior Subordinated Notes”). Interest on the January 2002 Senior Subordinated Notes is payable semiannually on January 15 and July 15. The January 2002 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2007. The January 2002 Senior Subordinated Notes are unsecured and subordinated to the prior payment in full of all senior indebtedness of the Company, which includes the senior credit facility. The January 2002 Senior Subordinated Notes are guaranteed, on a senior subordinated unsecured basis, by certain of the Company’s significant U.S. operating subsidiaries. As of February 28, 2009, and February 29, 2008, the Company had outstanding $250.0 million aggregate principal amount of January 2002 Senior Subordinated Notes.

     Trust Indentures –
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
     Subsidiary credit facilities –
     In addition to the above arrangements, the Company has additional credit arrangements totaling $334.6 million and $397.0 million as of February 28, 2009, and February 29, 2008, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2009, and February 29, 2008, amounts outstanding under these arrangements were $193.9 million and $130.7 million, respectively.
     Debt payments –
     Principal payments required under long-term debt obligations (excluding unamortized discount of $8.5 million) during the next five fiscal years and thereafter are as follows:

(in millions)
2010	$235.3
2011	243.3
2012	405.6
2013	715.6
2014	713.5
Thereafter	1,901.5

$4,214.8

11. INCOME TAXES:
     (Loss) income before income taxes was generated as follows:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Domestic	$401.9	$231.3	$449.2
Foreign	(508.7)	(671.9)	86.1

	$(106.8)	$(440.6)	$535.3

     The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Current:
Federal	$133.8	$57.2	$112.8
State	36.4	11.8	15.1
Foreign	22.1	5.7	22.8

Total current	192.3	74.7	150.7

Deferred:
Federal	22.7	55.1	55.4
State	(3.5)	9.2	14.1
Foreign	(16.9)	33.7	(16.8)

Total deferred	2.3	98.0	52.7

Income tax provision	$194.6	$172.7	$203.4

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
     Significant components of deferred tax assets (liabilities) consist of the following:

	February 28,	February 29,
(in millions)	2009	2008
Deferred tax assets:
Net operating losses	$115.1	$114.7
Stock-based compensation	26.2	11.9
Employee benefits	14.5	32.6
Derivative instruments	12.5	—
Inventory	11.6	—
Insurance accruals	8.1	9.0
Foreign tax credit	—	5.2
Other accruals	19.2	108.2

Gross deferred tax assets	207.2	281.6
Valuation allowances	(147.2)	(114.0)

Deferred tax assets, net	60.0	167.6

Deferred tax liabilities:
Intangible assets	(310.5)	(301.7)
Property, plant and equipment	(185.4)	(199.0)
Investment in equity method investees	(36.8)	(34.2)
Unrealized foreign exchange	(7.7)	(20.7)
Provision for unremitted earnings	(1.2)	(15.6)
Derivative instruments	—	(41.5)
Inventory	—	(10.0)

Total deferred tax liabilities	(541.6)	(622.7)

Deferred tax liabilities, net	$(481.6)	$(455.1)

     Amounts recognized in the Consolidated Balance Sheets consist of:

	February 28,	February 29,
(in millions)	2009	2008
Current deferred tax assets	$60.3	$82.7
Long-term deferred tax assets	1.7	—
Current deferred tax liabilities	—	(2.0)
Long-term deferred tax liabilities	(543.6)	(535.8)

	$(481.6)	$(455.1)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances. During the fourth quarter of fiscal 2008, lower estimates of future operating results and cash flows negatively impacted the Company’s assessment regarding the realizability of certain net operating losses and intangible assets resulting in the recording of additional valuation allowances. During the year ended February 28, 2009, the Company recorded additional valuation allowances, primarily associated with its Australian business, as a result of continuing operating losses for this business.
     Operating loss carryforwards totaling $383.7 million at February 28, 2009, are being carried forward in a number of foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $46.2 million will expire in 2011 through 2027 and $337.5 million of operating losses in foreign jurisdictions may be carried forward indefinitely.
     The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 28, 2009, various federal, state, and international examinations were finalized. A tax benefit of $12.1 million was recorded primarily related to the resolution of certain tax positions in connection with those examinations.

     A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to (loss) income before provision for income taxes is as follows:

	For the Years Ended
	February 28, 2009		February 29, 2008		February 28, 2007
		% of		% of		% of
		Pretax		Pretax		Pretax
(in millions, except % of pretax income data)	Amount	Income	Amount	Income	Amount	Income
Income tax (benefit) provision at statutory rate	$(37.4)	35.0	$(154.2)	35.0	$187.3	35.0
State and local income taxes, net of federal income tax benefit	21.3	(20.0)	13.6	(3.1)	19.0	3.5
Write-off of non-deductible goodwill, equity method investments and other intangible assets	131.5	(123.1)	277.8	(63.1)	7.9	1.5
Net operating loss valuation allowance	67.4	(63.2)	51.7	(11.7)	—	—
Nontaxable foreign exchange gains and losses	11.4	(10.6)	(7.2)	1.6	—	—
Earnings of subsidiaries taxed at other than U.S. statutory rate	(3.5)	3.3	(12.5)	2.8	(14.4)	(2.7)
Miscellaneous items, net	3.9	(3.6)	3.5	(0.7)	3.6	0.7

	$194.6	(182.2)	$172.7	(39.2)	$203.4	38.0

     The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the (benefit) provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.
     Effective March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” As of February 28, 2009, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $136.7 million. A reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

(in millions)
Balance, March 1, 2008	$(131.1)
Increases in unrecognized tax benefit liabilities as a result of tax positions taken during a prior period	(13.4)
Decreases in unrecognized tax benefit liabilities as a result of tax positions taken during a prior period	13.2
Increases in unrecognized tax benefit liabilities as a result of tax positions taken during the current period	(20.9)
Decreases in unrecognized tax benefit liabilities related to settlements with tax authorities	13.4
Decreases in unrecognized tax benefit liabilities related to lapse of applicable statute of limitations	2.1

Balance, February 28, 2009	$(136.7)

     As of February 28, 2009, and February 29, 2008, the Company had $132.1 million and $142.5 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded in other liabilities on the Company’s Consolidated Balance Sheet. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

     As of February 28, 2009, and February 29, 2008, the Company had $106.9 million and $87.3 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.
     In accordance with the Company’s accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefit liabilities as a component of the provision for income taxes on the Company’s Consolidated Statements of Operations. This policy did not change as a result of the adoption of FIN No. 48. For the years ended February 28, 2009, and February 29, 2008, the Company recorded $1.4 million and $8.3 million of interest expense, net of income tax effect, and penalties, respectively. As of February 28, 2009, and February 29, 2008, $16.8 million, net of income tax effect, and $16.9 million, net of income tax effect, respectively, was included in the liability for uncertain tax positions for the possible payment of interest and penalties.
     Various U.S. federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2009, the Company estimates that unrecognized tax benefit liabilities could change by a range of zero to $77 million. The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where the Company is subject to examination by tax authorities include Australia, Canada, New Zealand, the U.K. and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to February 29, 2004.
12. OTHER LIABILITIES:
     The major components of other liabilities are as follows:

	February 28,	February 29,
(in millions)	2009	2008
Unrecognized tax benefit liabilities	$132.1	$142.5
Accrued pension liability	49.0	121.6
Adverse grape contracts (Note 14)	22.5	26.6
Other	83.5	93.4

	$287.1	$384.1

13. DEFINED CONTRIBUTION AND DEFINED BENEFIT PLANS:
     Defined contribution plans -
     The Company’s retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the “Plan”), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company’s contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $14.0 million, $15.1 million and $15.2 million for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively.

     In addition to the Plan discussed above, the Company has the Constellation Wines Australia Superannuation Plan (the “Constellation Wines Australia Plan”) which covers substantially all of its salaried Australian employees. The Constellation Wines Australia Plan has a defined benefit component and a defined contribution component. The Company also has a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who are not covered by the Constellation Wines Australia Plan. In addition, the Company has a defined contribution plan that covers substantially all of its U.K. employees and a defined contribution plan that covers certain of its Canadian employees. Lastly, in connection with the Vincor Acquisition, the Company acquired the Retirement Plan for Salaried Employees of Vincor International Inc. (the “Vincor Retirement Plan”) which covers substantially all of its salaried Canadian employees. The Vincor Retirement Plan has a defined benefit component and a defined contribution component. Company contributions under the defined contribution component of the Constellation Wines Australia Plan, the Australian statutory obligation, the U.K. defined contribution plan, the Canadian defined contribution plan and the defined contribution component of the Vincor Retirement Plan aggregated $8.5 million, $9.8 million and $9.3 million for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively.
     Defined benefit pension plans -
     The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, an U.K. plan, the defined benefit components of the Constellation Wines Australia Plan and the Vincor Retirement Plan, and two defined benefit pension plans acquired in connection with the Vincor Acquisition which cover substantially all of its hourly Canadian employees. The Company adopted the recognition and related disclosure provisions of SFAS No. 158 as of February 28, 2007 (see Note 2). The Company adopted the measurement date provision of SFAS No. 158 as of February 28, 2009. Accordingly, the Company uses the last day of February as its measurement date for all of its plans for the year ended February 28, 2009. For the years ended February 29, 2008, and February 28, 2007, the Company used a December 31 measurement date for all its plans. For the year ended February 28, 2009, in connection with the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, the Company recognized a settlement loss and curtailment loss of $8.6 million and $0.4 million, respectively, associated with the settlement of the related pension obligation. Net periodic benefit cost reported in the Consolidated Statements of Operations for all of the Company’s defined benefit pension plans includes the following components:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Service cost	$3.9	$5.5	$3.9
Interest cost	23.4	24.9	21.5
Expected return on plan assets	(27.5)	(29.7)	(25.2)
Amortization of prior service cost	0.2	0.4	0.2
Recognized net actuarial loss	6.9	8.4	6.8
Recognized loss due to curtailment	0.4	—	—
Recognized net loss (gain) due to settlement	8.6	(0.8)	(0.3)
Special termination benefits	—	—	1.0

Net periodic benefit cost	$15.9	$8.7	$7.9

     The following table summarizes the funded status of the Company’s defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:

	February 28,	February 29,
(in millions)	2009	2008
Change in benefit obligation:
Benefit obligation as of March 1	$507.7	$474.4
SFAS No. 158 measurement date provision	5.1	—
Service cost	3.9	5.5
Interest cost	23.4	24.9
Plan participants’ contributions	2.1	2.0
Plan amendment	0.4	—
Actuarial (gain) loss	(77.7)	0.8
Settlement	(35.8)	(7.1)
Benefits paid	(16.8)	(16.4)
Foreign currency exchange rate changes	(123.5)	23.6

Benefit obligation as of the last day of February	$288.8	$507.7

	February 28,	February 29,
(in millions)	2009	2008
Change in plan assets:
Fair value of plan assets as of March 1	$391.9	$352.1
SFAS No. 158 measurement date provision	(4.5)	—
Actual return on plan assets	(14.9)	27.7
Employer contribution	11.2	10.8
Plan participants’ contributions	2.1	2.0
Settlement	(33.6)	(7.1)
Benefits paid	(16.9)	(16.4)
Foreign currency exchange rate changes	(95.2)	22.8

Fair value of plan assets as of the last day of February	$240.1	$391.9

Funded status of the plan as of the last day of February:
Funded status	$(48.7)	$(115.8)
Employer contributions from measurement date to fiscal year end	—	0.7

Net amount recognized	$(48.7)	$(115.1)

Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term pension asset	$0.4	$6.6
Current accrued pension liability	(0.1)	(0.1)
Long-term accrued pension liability	(49.0)	(121.6)

Net amount recognized	$(48.7)	$(115.1)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$0.6	$0.9
Unrecognized actuarial loss	70.0	155.4

Accumulated other comprehensive income, gross	70.6	156.3
Cumulative tax impact	19.7	47.0

Accumulated other comprehensive income, net	$50.9	$109.3

     The estimated amounts that will be amortized from accumulated other comprehensive income, net of income tax effect, into net periodic benefit cost over the next fiscal year are as follows:

(in millions)
Prior service cost	$0.1
Net actuarial loss	$2.7

     As of February 28, 2009, and February 29, 2008, the accumulated benefit obligation for all defined benefit pension plans was $283.1 million and $494.5 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for only those pension plans with an accumulated benefit obligation in excess of plan assets:

	February 28,	February 29,
(in millions)	2009	2008
Projected benefit obligation	$288.8	$425.1
Accumulated benefit obligation	$283.1	$411.9
Fair value of plan assets	$240.1	$304.4
     The following table sets forth the weighted average assumptions used in developing the net periodic pension expense:

	For the Years Ended
	February 28,	February 29,
	2009	2008
Rate of return on plan assets	7.31%	8.08%
Discount rate	5.41%	5.07%
Rate of compensation increase	4.16%	4.00%
     The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 28,	February 29,
	2009	2008
Discount rate	6.82%	5.65%
Rate of compensation increase	4.03%	4.30%
     The Company’s weighted average expected long-term rate of return on plan assets is 7.31%. The Company considers the historical level of long-term returns and the current level of expected long-term returns for each asset class, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the Company’s portfolios.
     The following table sets forth the weighted average asset allocations by asset category:

	February 28,	February 29,
	2009	2008
Asset Category:
Equity securities	28.9%	41.1%
Debt securities	24.0%	22.3%
Real estate	0.4%	0.5%
Other	46.7%	36.1%

Total	100.0%	100.0%

     For each of its Canadian, U.K. and Australian defined benefit plans, the Company employs an investment return approach whereby a mix of equities and fixed income investments are used (on a plan by plan basis) to maximize the long-term rate of return on plan assets for a prudent level of risk. From time to time, the Company will target asset allocation on a plan by plan basis to enhance total return while balancing risks. The established weighted average target allocations across all of the Company’s plans are approximately 32.0% equity securities, 19.9% fixed income securities, 3.5% real estate and 44.6% other. The other component results primarily from investments held by the Company’s U.K. plan and consists primarily of U.K. hedge funds which have characteristics of both equity and fixed income securities. Risk tolerance is established separately for each plan through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The individual investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across each plan’s local jurisdiction stocks as well as international stocks, and across multiple asset classifications, including growth, value, and large and small capitalizations. Investment risk is measured and monitored for each plan separately on an ongoing basis through periodic investment portfolio reviews and annual liability measures.
     The Company expects to contribute $6.8 million to its pension plans during the year ended February 28, 2010.
     Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in millions)
2010	$13.2
2011	$15.7
2012	$13.8
2013	$14.9
2014	$16.1
2015 – 2019	$97.6
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

(in millions)
2010	$75.1
2011	63.7
2012	53.4
2013	42.4
2014	36.2
Thereafter	298.0

$568.8

     Rental expense was $94.4 million, $88.6 million and $79.6 million for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively.

     Purchase commitments and contingencies -
     The Company has agreements with suppliers to purchase various spirits of which certain agreements are denominated in British pound sterling. The aggregate minimum purchase obligations under these agreements, based upon exchange rates at February 28, 2009, are estimated to be $16.1 million for contracts expiring through December 2012.
     In connection with previous acquisitions as well as with the BWE Acquisition, the Vincor Acquisition and the acquisition of all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase all grape production yielded from a specified number of acres for a period of time from one to sixteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $446.1 million, $417.8 million, and $364.2 million of grapes under contracts for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively. Based on current production yields and published grape prices, the aggregate minimum purchase obligations under these contracts are estimated to be $1,941.1 million over the remaining terms of the contracts which extend through December 2024.
     In connection with previous acquisitions as well as with the BWE Acquisition, the Vincor Acquisition and the Robert Mondavi acquisition, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2009, and February 29, 2008, the remaining balance on this liability is $36.6 million and $44.4 million, respectively.
     The Company’s aggregate minimum purchase obligations under bulk wine purchase contracts are estimated to be $49.2 million over the remaining terms of the contracts which extend through December 2012. The Company’s aggregate minimum purchase obligation under a certain raw material purchase contract is estimated to be $163.1 million over the remaining term of the contract which extends through December 2012.
     In connection with a previous acquisition, the Company assumed certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. In addition, the Company has a processing contract utilizing outside services to process a minimum volume of brandy at prices which are dependent on the processing ingredients provided by the Company. The Company’s aggregate minimum contractual sobligations under these processing contracts are estimated to be $29.4 million over the remaining terms of the contracts which extend through December 2011.
     Employment contracts -
     The Company has employment contracts with its executive officers and certain other management personnel with either automatic one year renewals after an initial term or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts may also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2009, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $40.9 million, of which $2.3 million was accrued.

     Employees covered by collective bargaining agreements -
     Approximately 23% of the Company’s full-time employees are covered by collective bargaining agreements at February 28, 2009. Agreements expiring within one year cover approximately 19% of the Company’s full-time employees.
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
     Shares of Class 1 Common Stock do not generally have voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If the Company pays a cash dividend on Class 1 Common Stock, each share of Class A Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Stock must always be the same.

     In July 2007, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 300,000,000 shares to 315,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company’s common and preferred stock to 346,000,000 shares.
     At February 28, 2009, there were 195,400,511 shares of Class A Common Stock and 23,743,494 shares of Class B Convertible Common Stock outstanding, net of treasury stock. There were no shares outstanding of Class 1 Common Stock at February 28, 2009.
     Stock repurchases -
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
     In February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During the year ended February 29, 2008, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007. The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares. No shares were repurchased during the year ended February 28, 2009.
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

     Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. The purchase price for an award of restricted stock is $0.00 per share. Restricted stock awards based on service generally vest for one to four years from the date of grant. During the years ended February 28, 2009, February 29, 2008, and February 28, 2007, no stock appreciation rights were granted.
     Incentive stock option plan -
     The Company’s Incentive Stock Option Plan provides for the grant of incentive stock to employees, including officers, of the Company. Grants, in the aggregate, may not exceed 8,000,000 shares of the Company’s Class A Common Stock. The exercise price of any incentive stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. The vesting period and term of incentive stock options granted are established by the Committee. Incentive stock options generally vest and become exercisable over a four-year period from the date of grant. Incentive stock options expire at the times established by the Committee, but not later than ten years after the grant date. While unexercised incentive stock options are currently held by certain grant recipients, under the current terms of the Incentive Stock Option Plan, no additional grants of incentive stock options are permitted.
     A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price
Balance, February 28, 2006	23,652,958	$14.43	23,149,228	$14.43

Granted	5,670,181	$25.97
Exercised	(5,423,708)	$11.74
Forfeited	(530,905)	$25.53

Balance, February 28, 2007	23,368,526	$17.61	17,955,262	$15.24

Granted	10,033,913	$21.31
Exercised	(2,158,146)	$9.40
Forfeited	(1,252,440)	$24.23

Balance, February 29, 2008	29,991,853	$19.16	16,989,765	$16.56

Granted	8,730,084	$19.18
Exercised	(2,254,660)	$12.03
Forfeited	(2,371,314)	$22.79

Balance, February 28, 2009	34,095,963	$19.39	17,499,016	$17.99

     A summary of restricted Class A Common Stock activity under the Company’s Long-Term Stock Incentive Plan is as follows:

	Restricted Stock Awards			Restricted Stock Units
	Number	Weighted	Fair	Number	Weighted	Fair
	of Restricted	Average	Value of	of Restricted	Average	Value of
	Stock Awards	Grant-date	Shares	Stock Units	Grant-date	Shares
	Outstanding	Price	Vested	Outstanding	Price	Vested
Nonvested balance, February 28, 2006	5,720	$27.96		—	$—
Granted	8,614	$24.75
Vested	(5,720)	$27.96	$159,931
Forfeited	—	$—

Nonvested balance, February 28, 2007	8,614	$24.75		—	$—
Granted	133,726	$20.94
Vested	(8,614)	$24.75	$213,215
Forfeited	(120,000)	$20.79

Nonvested balance, February 29, 2008	13,726	$22.21		—	$—
Granted	460,036	$19.25		173,400	$20.05
Vested	(13,726)	$22.21	$304,874	—	$—	$—
Forfeited	—	$—		(21,100)	$20.05

Nonvested balance, February 28, 2009	460,036	$19.25		152,300	$20.05

     The following table summarizes information about stock options outstanding at February 28, 2009:

		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
	of	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Options	Life	Price	Value
$6.44 - $12.15	5,943,285	2.5 years	$9.57
$13.37 - $19.12	11,120,311	7.8 years	$18.21
$20.05 - $24.92	10,036,833	8.0 years	$21.56
$25.03 - $30.52	6,995,534	6.8 years	$26.47

Options outstanding	34,095,963	6.7 years	$19.39	$20,657,583

Options exercisable	17,499,016	5.0 years	$17.99	$20,657,583

     Other information pertaining to stock options is as follows:

	For the Years Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
Weighted average grant-date fair value of stock options granted	$5.93	$7.91	$10.04
Total fair value of stock options vested	$32,000,344	$15,572,907	$3,675,819
Total intrinsic value of stock options exercised	$18,335,574	$30,020,460	$78,294,306
Tax benefit realized from stock options exercised	$7,377,937	$11,362,302	$23,450,237

     The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,		February 29,		February 28,
	2009		2008		2007
Expected life	5.3	years	5.6	years	5.5	years
Expected volatility	27.7%		30.2%		31.7%
Risk-free interest rate	2.8%		4.5%		4.8%
Expected dividend yield	0.0%		0.0%		0.0%
     For the years ended February 28, 2009, February 29, 2008, and February 28, 2007, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
     Employee stock purchase plans -
     The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 28, 2009, February 29, 2008, and February 28, 2007, employees purchased 376,297 shares, 343,868 shares and 265,295 shares, respectively, under this plan.
     The weighted average fair value of purchase rights granted during the years ended February 28, 2009, February 29, 2008, and February 28, 2007, was $4.87, $5.22 and $5.49, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,		February 29,		February 28,
	2009		2008		2007
Expected life	0.5	years	0.5	years	0.5	years
Expected volatility	46.6%		30.2%		23.3%
Risk-free interest rate	1.0%		3.6%		5.2%
Expected dividend yield	0.0%		0.0%		0.0%
     The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. There were no shares purchased under this plan during the year ended February 28, 2009. During the years ended February 29, 2008, and February 28, 2007, employees purchased 463 shares and 52,842 shares, respectively, under this plan.

     The weighted average fair value of purchase rights granted during the years ended February 28, 2009, February 29, 2008, and February 28, 2007, was $7.42, $9.73 and $11.22, respectively. The maximum number of shares which can be purchased under purchase rights granted during the years ended February 28, 2009, February 29, 2008, and February 28, 2007, is 57,824 shares, 73,987 shares and 396,803 shares, respectively. The fair value of the purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,		February 29,		February 28,
	2009		2008		2007
Expected life	3.7	years	4.0	years	3.9	years
Expected volatility	29.1%		27.0%		27.9%
Risk-free interest rate	2.2%		4.1%		4.8%
Expected dividend yield	0.0%		0.0%		0.0%
     As of February 28, 2009, there was $99.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Operations over a weighted-average period of 2.4 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.
16. (LOSS) EARNINGS PER COMMON SHARE:
     (Loss) earnings per common share are as follows:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions, except per share data)	2009	2008	2007
Net (loss) income	$(301.4)	$(613.3)	$331.9
Dividends on preferred stock	—	—	(4.9)

(Loss) income available to common stockholders	$(301.4)	$(613.3)	$327.0

Weighted average common shares outstanding — basic:
Class A Common Stock	193.906	195.135	204.966

Class B Convertible Common Stock	23.753	23.812	23.840

Weighted average common shares outstanding — diluted:
Class A Common Stock	193.906	195.135	204.966
Class B Convertible Common Stock	—	—	23.840
Stock options	—	—	5.933
Preferred stock	—	—	5.033

Weighted average common shares outstanding — diluted	193.906	195.135	239.772

(Loss) earnings per common share — basic:
Class A Common Stock	$(1.40)	$(2.83)	$1.44

Class B Convertible Common Stock	$(1.27)	$(2.57)	$1.31

(Loss) earnings per common share — diluted:
Class A Common Stock	$(1.40)	$(2.83)	$1.38

Class B Convertible Common Stock	$(1.27)	$(2.57)	$1.27

     For the years ended February 28, 2009, and February 29, 2008, the computation of diluted loss per common share excluded 23.8 million shares of Class B Convertible Common Stock because the inclusion of such potentially dilutive common shares would have been antidilutive. In addition, for the years ended February 28, 2009, and February 29, 2008, the computation of diluted loss per common share excluded stock options to purchase 34.1 million and 30.0 million shares, respectively, of Class A Common Stock because the inclusion of such potentially dilutive common shares would have been antidilutive. In addition, for the year ended February 28, 2007, stock options which could result in the issuance of 8.8 million shares of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share — diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Other comprehensive income (loss), net of income tax effect, includes the following components:

	Before Tax	Tax (Expense)	Net of Tax
(in millions)	Amount	or Benefit	Amount
Other comprehensive income (loss), February 28, 2007:
Foreign currency translation adjustments	$142.2	$(10.1)	$132.1
Unrealized loss on cash flow hedges:
Net derivative losses	(11.6)	4.3	(7.3)
Reclassification adjustments	(15.5)	5.1	(10.4)

Net loss recognized in other comprehensive income	(27.1)	9.4	(17.7)
Pension adjustment	(4.5)	1.1	(3.4)

Other comprehensive income (loss), February 28, 2007	$110.6	$0.4	$111.0

Other comprehensive income (loss), February 29, 2008:
Foreign currency translation adjustments	$401.5	$10.7	$412.2
Unrealized loss on cash flow hedges:
Net derivative losses	(46.9)	23.3	(23.6)
Reclassification adjustments	(3.0)	(0.1)	(3.1)

Net loss recognized in other comprehensive income	(49.9)	23.2	(26.7)
Pension and postretirement benefit plans:
Net actuarial losses	(5.8)	1.7	(4.1)
Reclassification adjustments	7.9	(2.4)	5.5

Net gain recognized in other comprehensive income	2.1	(0.7)	1.4

Other comprehensive income (loss), February 29, 2008	$353.7	$33.2	$386.9

Other comprehensive (loss) income, February 28, 2009:
Foreign currency translation adjustments	$(695.1)	$11.5	$(683.6)
Unrealized loss on cash flow hedges:
Net derivative losses	(2.8)	(13.6)	(16.4)
Reclassification adjustments	2.4	(1.6)	0.8

Net loss recognized in other comprehensive income	(0.4)	(15.2)	(15.6)
Pension and postretirement benefit plans:
Net actuarial gains	64.8	(20.5)	44.3
Reclassification adjustments	16.6	(4.5)	12.1

Net gain recognized in other comprehensive income	81.4	(25.0)	56.4

Other comprehensive (loss) income, February 28, 2009	$(614.1)	$(28.7)	$(642.8)

     Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign	Net		Accumulated
	Currency	Unrealized	Pension/	Other
	Translation	Losses on	Postretirement	Comprehensive
(in millions)	Adjustments	Derivatives	Adjustments	Income
Balance, February 29, 2008	$859.0	$(13.4)	$(109.6)	$736.0
Adjustment to initially apply the measurement date provisions of SFAS No. 158, net of income tax effect (see Note 2)	—	—	1.0	1.0
Current period change	(683.6)	(15.6)	56.4	(642.8)

Balance, February 28, 2009	$175.4	$(29.0)	$(52.2)	$94.2

18. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
     Sales to the five largest customers represented 36.3%, 32.8% and 21.7% of the Company’s sales for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively. Sales to the Company’s largest customer, Southern Wine and Spirits, represented 15.7% of the Company’s sales for the year ended February 28, 2009, of which 87.3% is reported within the Constellation Wines segment and 12.7% is reported within the Constellation Spirits segment. Sales for the year ended February 29, 2008, to Southern Wine and Spirits represented 12.3% of the Company’s sales for the period then ended, of which 85.6% is reported within the Constellation Wines segment and 14.4% is reported within the Constellation Spirits segment. No single customer was responsible for greater than 10% of sales for the year ended February 28, 2007. Accounts receivable from the Company’s largest customer represented 13.4%, 9.0% and 13.0% of the Company’s total accounts receivable as of February 28, 2009, February 29, 2008, and February 28, 2007, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.
19. RESTRUCTURING CHARGES:
     The Company has several restructuring plans within its Constellation Wines segment as follows:
     Robert Mondavi Plan —
     In January 2005, the Company announced a plan to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). The objective of the Robert Mondavi Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of Robert Mondavi. The Robert Mondavi Plan includes the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts. The Company does not expect any additional costs associated with the Robert Mondavi Plan to be recognized in its Consolidated Statements of Operations. The Company expects the related cash expenditures to be completed by February 29, 2012.

     Fiscal 2006 Plan —
     During fiscal 2006, the Company announced a plan to reorganize certain worldwide wine operations and a plan to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes. This Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth. The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and to eliminate redundant costs. The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets. The Fiscal 2006 Plan has been completed as of February 28, 2009.
     Vincor Plan —
     In July 2006, the Company announced a plan to restructure and integrate the operations of Vincor (the “Vincor Plan”). The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the June 5, 2006, Vincor Acquisition, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities. The Vincor Plan includes the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts. The Company does not expect any additional costs associated with the Vincor Plan to be recognized in its Consolidated Statements of Operations. The Company expects the related cash expenditures to be completed by February 29, 2012.
     Fiscal 2007 Wine Plan —
     In August 2006, the Company announced a plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also includes costs for employee terminations. The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. The Company expects all costs associated with the Fiscal 2007 Wine Plan to be recognized in its Consolidated Statements of Operations by February 28, 2010, with the related cash expenditures to be completed by February 28, 2010.
     Fiscal 2008 Plan —
     During November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition (the “U.S. Initiative”). These initiatives will collectively be referred to as the Fiscal 2008 Plan. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be completed by February 28, 2011.

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
     The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the year ended February 28, 2009, is $46.5 million of non-cash charges related to the write-down of property, plant and equipment, net, held for sale in connection with the Australian Initiative (which are excluded from the restructuring liability rollforward table below). As of February 28, 2009, the Company had $35.2 million of Australian assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be completed by February 28, 2011.
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

     Details of each plan are presented in the following table. “Other Plans” consists of the Vincor Plan, the Fiscal 2006 Plan, the Robert Mondavi Plan and certain other immaterial restructuring activities.

			Fiscal
		Fiscal	2007
	Australian	2008	Wine	Other
(in millions)	Initiative	Plan	Plan	Plans	Total
Restructuring liability, February 28, 2006	$—	$—	$—	$25.3	$25.3

Vincor Acquisition	—	—	—	39.8	39.8

Restructuring charges:
Employee termination benefit costs	—	—	2.0	3.9	5.9
Contract termination costs	—	—	24.0	1.6	25.6
Facility consolidation/relocation costs	—	—	—	1.0	1.0

Restructuring charges, February 28, 2007	—	—	26.0	6.5	32.5

Cash expenditures	—	—	(23.3)	(42.9)	(66.2)

Foreign currency translation adjustments	—	—	0.1	1.4	1.5

Restructuring liability, February 28, 2007	—	—	2.8	30.1	32.9

BWE Acquisition	—	20.2	—	—	20.2
Vincor Acquisition	—	—	—	(0.4)	(0.4)

Restructuring charges:
Employee termination benefit costs	—	9.3	1.0	(0.1)	10.2
Contract termination costs	—	0.1	—	(3.5)	(3.4)
Facility consolidation/relocation costs	—	—	—	0.1	0.1

Restructuring charges, February 29, 2008	—	9.4	1.0	(3.5)	6.9

Cash expenditures	—	(3.5)	(0.8)	(17.1)	(21.4)

Foreign currency translation adjustments	—	0.1	0.2	0.7	1.0

Restructuring liability, February 29, 2008	—	26.2	3.2	9.8	39.2

BWE Acquisition	—	4.5	—	—	4.5
Vincor Acquisition	—	—	—	(1.7)	(1.7)
Other acquisition	—	—	—	0.8	0.8

Restructuring charges:
Employee termination benefit costs	8.0	(0.1)	1.3	7.3	16.5
Contract termination costs	0.5	1.1	—	1.6	3.2
Facility consolidation/relocation costs	0.7	0.9	—	0.2	1.8

Restructuring charges, February 28, 2009	9.2	1.9	1.3	9.1	21.5

Cash expenditures	(7.7)	(23.9)	(0.3)	(7.2)	(39.1)

Foreign currency translation adjustments	(0.3)	(0.2)	(1.0)	(1.0)	(2.5)

Restructuring liability, February 28, 2009	$1.2	$8.5	$3.2	$9.8	$22.7

     In connection with the Company’s BWE Acquisition, Vincor Acquisition and Robert Mondavi acquisition, the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. The BWE Acquisition line item in the table above for the years ended February 28, 2009, and February 29, 2008, reflect adjustments to the fair value of liabilities assumed in the BWE Acquisition. The Vincor Acquisition line item in the table above for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, reflect adjustments to the fair value of liabilities assumed in the Vincor Acquisition. As of February 28, 2009, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $6.3 million, $0.7 million and $2.7 million, respectively. As of February 29, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $17.3 million, $3.8 million and $3.8 million, respectively. As of February 28, 2007, the balances of the Vincor and Robert Mondavi purchase accounting accruals were $19.3 million and $5.4 million, respectively.
     For the year ended February 28, 2009, employee termination benefit costs and contract termination costs include the reversal of prior accruals of $0.5 million and $0.4 million, respectively, associated primarily with the Fiscal 2006 Plan and the Vincor Plan, respectively. For the year ended February 29, 2008, employee termination benefit costs include the reversal of prior accruals of $0.6 million associated primarily with the Fiscal 2006 Plan and contract termination costs and facility consolidation/relocation costs include the reversal of prior accruals of $4.2 million and $0.3 million, respectively, associated primarily with the Vincor Plan. For the year ended February 28, 2007, employee termination benefit costs and facility consolidation/relation costs include the reversal of prior accruals of $2.0 million related primarily to the Fiscal 2006 Plan and $0.3 million related primarily to the Fiscal 2004 Plan, respectively.
     In addition, the following table presents other costs incurred in connection with the Australian Initiative, Fiscal 2008 Plan, Fiscal 2007 Wine Plan, the Vincor Plan, the Fiscal 2006 Plan, and certain other immaterial restructuring activities (“Other”):

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006
(in millions)	Initiative	Plan	Plan	Plan	Plan	Other	Total
For the Year Ended February 28, 2009
Accelerated depreciation/inventory write-down (cost of product sold)	$57.5	$3.4	$4.2	$—	$—	$2.9	$68.0

Asset write-down/other costs (selling, general and administrative expenses)	$4.9	$2.0	$16.0	$0.1	$—	$1.2	$24.2

Asset impairment (impairment of goodwill and intangible assets)	$21.8	$—	$—	$—	$—	$0.4	$22.2

Acquisition-related integration costs	$—	$6.8	$—	$0.6	$—	$0.5	$7.9

For the Year Ended February 29, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$14.5	$4.7	$0.3	$2.6	$—	$22.1

Asset write-down/other costs (selling, general and administrative expenses)	$—	$0.4	$1.6	$—	$0.2	$—	$2.2

Asset impairment (impairment of goodwill and intangible assets)	$—	$7.4	$—	$—	$—	$—	$7.4

Acquisition-related integration costs	$—	$5.4	$—	$5.8	$—	$—	$11.2

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006
(in millions)	Initiative	Plan	Plan	Plan	Plan	Other	Total
For the Year Ended February 28, 2007
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$—	$3.3	$0.3	$3.6	$—	$7.2

Asset write-down/other costs (selling, general and administrative expenses)	$—	$—	$12.9	$—	$3.4	$—	$16.3

Acquisition-related integration costs	$—	$—	$—	$22.6	$—	$—	$22.6

     A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

			Fiscal
		Fiscal	2007		Fiscal
	Australian	2008	Wine	Vincor	2006
(in millions)	Initiative	Plan	Plan	Plan	Plan	Other
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$8.0	$9.2	$4.3	$1.3	$26.3	$7.8
Contract termination costs	0.5	1.2	24.0	(3.1)	3.3	—
Facility consolidation/relocation costs	0.7	0.9	—	0.1	1.2	—
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	46.5	—	—	—	—	—

Total restructuring charges	55.7	11.3	28.3	(1.7)	30.8	7.8

Other costs:
Accelerated depreciation/inventory write-down	57.5	17.9	12.2	0.6	19.6	2.9
Asset write-down/other costs	4.9	2.4	30.5	0.1	3.7	1.2
Asset impairment	21.8	7.4	—	—	—	0.4
Acquisition-related integration costs	—	12.2	—	29.0	—	0.5

Total other costs	84.2	39.9	42.7	29.7	23.3	5.0

Total costs incurred to date	$139.9	$51.2	$71.0	$28.0	$54.1	$12.8

Total expected costs
Restructuring charges:
Employee termination benefit costs	$10.4	$9.2	$4.3	$1.3	$26.3	$7.8
Contract termination costs	3.8	1.6	24.0	(3.1)	3.3	—
Facility consolidation/relocation costs	1.8	2.9	—	0.1	1.2	—
Impairment charges on assets held for sale, net of estimated gains on sales of assets held for sale	45.8	—	—	—	—	—

Total restructuring charges	61.8	13.7	28.3	(1.7)	30.8	7.8

Other costs:
Accelerated depreciation/inventory write-down	59.2	18.2	12.8	0.6	19.6	2.9
Asset write-down/other costs	21.7	2.9	33.9	0.1	3.7	1.2
Asset impairment	21.8	7.4	—	—	—	0.4
Acquisition-related integration costs	—	16.6	—	29.0	—	0.5

Total other costs	102.7	45.1	46.7	29.7	23.3	5.0

Total expected costs	$164.5	$58.8	$75.0	$28.0	$54.1	$12.8

20. ACQUISITION-RELATED INTEGRATION COSTS:
     For the year ended February 28, 2009, the Company recorded $8.2 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan. The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other costs such as external services and consulting fees. For the year ended February 28, 2009, acquisition-related integration costs included $2.5 million of employee-related costs and $5.7 million of facilities and other costs. For the years ended February 29, 2008, and February 28, 2007, the Company recorded $11.8 million of acquisition-related integration costs associated primarily with the Vincor Plan and the Fiscal 2008 Plan and $23.6 million of acquisition-related integration costs associated primarily with the Vincor Plan, respectively.
21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
     The following information sets forth the condensed consolidating balance sheets as of February 28, 2009, and February 29, 2008, the condensed consolidating statements of operations and cash flows for each of the three years in the period ended February 28, 2009, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting pronouncement described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Balance Sheet at February 28, 2009
Current assets:
Cash and cash investments	$2.3	$3.7	$7.1	$—	$13.1
Accounts receivable, net	198.9	73.3	252.4	—	524.6
Inventories	43.1	1,125.7	668.6	(8.7)	1,828.7
Prepaid expenses and other	4.9	117.8	41.7	3.7	168.1
Intercompany receivable (payable)	681.4	(800.8)	119.4	—	—

Total current assets	930.6	519.7	1,089.2	(5.0)	2,534.5
Property, plant and equipment, net	47.0	854.4	646.1	—	1,547.5
Investments in subsidiaries	5,406.4	100.4	—	(5,506.8)	—
Goodwill	—	2,144.5	470.5	—	2,615.0
Intangible assets, net	—	720.4	280.2	—	1,000.6
Other assets, net	38.3	215.9	88.8	(4.1)	338.9

Total assets	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

Current liabilities:
Notes payable to banks	$67.2	$—	$160.1	$—	$227.3
Current maturities of long-term debt	224.3	2.9	8.0	—	235.2
Accounts payable	4.0	123.6	161.1	—	288.7
Accrued excise taxes	5.7	16.1	35.8	—	57.6
Other accrued expenses and liabilities	129.0	213.6	173.2	1.8	517.6

Total current liabilities	430.2	356.2	538.2	1.8	1,326.4
Long-term debt, less current maturities	3,951.2	7.2	12.7	—	3,971.1
Deferred income taxes	—	488.1	59.6	(4.1)	543.6
Other liabilities	132.6	48.0	106.5	—	287.1
Stockholders’ equity:
Preferred stock	—	9.0	1,430.9	(1,439.9)	—
Common stock	2.5	100.7	184.0	(284.7)	2.5
Additional paid-in capital	1,426.3	1,280.3	1,245.0	(2,525.3)	1,426.3
Retained earnings	1,003.5	2,259.8	(1,137.5)	(1,122.3)	1,003.5
Accumulated other comprehensive income	94.2	6.0	135.4	(141.4)	94.2
Treasury stock	(618.2)	—	—	—	(618.2)

Total stockholders’ equity	1,908.3	3,655.8	1,857.8	(5,513.6)	1,908.3

Total liabilities and stockholders’ equity	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

Condensed Consolidating Balance Sheet at February 29, 2008
Current assets:
Cash and cash investments	$0.3	$2.8	$17.4	$—	$20.5
Accounts receivable, net	268.1	95.7	367.8	—	731.6
Inventories	45.2	1,188.2	952.4	(6.3)	2,179.5
Prepaid expenses and other	6.0	272.5	39.2	(50.3)	267.4
Intercompany receivable (payable)	1,520.2	(1,493.3)	(26.9)	—	—

Total current assets	1,839.8	65.9	1,349.9	(56.6)	3,199.0
Property, plant and equipment, net	47.6	1,005.5	981.9	—	2,035.0
Investments in subsidiaries	6,306.7	80.3	153.0	(6,540.0)	—
Goodwill	—	2,156.8	967.1	—	3,123.9
Intangible assets, net	—	754.0	436.0	—	1,190.0
Other assets, net	59.9	274.0	205.0	(34.0)	504.9

Total assets	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Current liabilities:
Notes payable to banks	$308.0	$—	$71.5	$—	$379.5
Current maturities of long-term debt	215.2	9.0	5.1	—	229.3
Accounts payable	3.5	94.8	251.1	—	349.4
Accrued excise taxes	6.9	16.8	38.7	—	62.4
Other accrued expenses and liabilities	197.7	274.8	277.4	(52.2)	697.7

Total current liabilities	731.3	395.4	643.8	(52.2)	1,718.3
Long-term debt, less current maturities	4,610.1	10.6	28.0	—	4,648.7
Deferred income taxes	—	463.9	105.8	(33.9)	535.8
Other liabilities	146.7	96.7	140.7	—	384.1
Stockholders’ equity:
Preferred stock	—	162.0	1,430.9	(1,592.9)	—
Common stock	2.5	100.7	184.3	(285.0)	2.5
Additional paid-in capital	1,344.0	1,280.3	1,224.2	(2,504.5)	1,344.0
Retained earnings	1,306.0	1,842.5	(509.8)	(1,332.7)	1,306.0
Accumulated other comprehensive income	736.0	(15.6)	845.0	(829.4)	736.0
Treasury stock	(622.6)	—	—	—	(622.6)

Total stockholders’ equity	2,765.9	3,369.9	3,174.6	(6,544.5)	2,765.9

Total liabilities and stockholders’ equity	$8,254.0	$4,336.5	$4,092.9	$(6,630.6)	$10,052.8

Condensed Consolidating Statement of Operations for the Year Ended February 28, 2009
Sales	$533.3	$2,492.4	$2,097.9	$(400.6)	$4,723.0
Less — excise taxes	(71.4)	(440.4)	(556.6)	—	(1,068.4)

Net sales	461.9	2,052.0	1,541.3	(400.6)	3,654.6
Cost of product sold	(225.1)	(1,292.6)	(1,200.6)	293.7	(2,424.6)

Gross profit	236.8	759.4	340.7	(106.9)	1,230.0
Selling, general and administrative expenses	(247.6)	(245.2)	(442.9)	105.3	(830.4)
Impairment of goodwill and intangible assets	—	—	(300.4)	—	(300.4)
Restructuring charges	(2.3)	(5.0)	(60.7)	—	(68.0)
Acquisition-related integration costs	(0.2)	(7.1)	(0.9)	—	(8.2)

Operating (loss) income	(13.3)	502.1	(464.2)	(1.6)	23.0
Equity in (losses) earnings of equity method investees and subsidiaries	(111.5)	252.3	(78.1)	123.9	186.6
Interest expense, net	(235.3)	(62.2)	(18.9)	—	(316.4)
Gain on change in fair value of derivative instrument	—	—	—	—	—

(Loss) income before income taxes	(360.1)	692.2	(561.2)	122.3	(106.8)
Benefit from (provision for) income taxes	58.7	(274.4)	21.4	(0.3)	(194.6)

Net (loss) income	(301.4)	417.8	(539.8)	122.0	(301.4)
Dividends on preferred stock	—	—	—	—	—

(Loss) income available to common stockholders	$(301.4)	$417.8	$(539.8)	$122.0	$(301.4)

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Year Ended February 29, 2008
Sales	$674.3	$2,323.6	$2,409.6	$(522.4)	$4,885.1
Less — excise taxes	(101.1)	(423.8)	(587.2)	—	(1,112.1)

Net sales	573.2	1,899.8	1,822.4	(522.4)	3,773.0
Cost of product sold	(366.8)	(1,235.8)	(1,319.5)	430.6	(2,491.5)

Gross profit	206.4	664.0	502.9	(91.8)	1,281.5
Selling, general and administrative expenses	(229.7)	(366.7)	(301.2)	90.3	(807.3)
Impairment of goodwill and intangible assets	—	(6.2)	(806.0)	—	(812.2)
Restructuring charges	(0.2)	(7.3)	0.6	—	(6.9)
Acquisition-related integration costs	(1.0)	(6.4)	(4.4)	—	(11.8)

Operating (loss) income	(24.5)	277.4	(608.1)	(1.5)	(356.7)
Equity in (losses) earnings of equity method investees and subsidiaries	(387.9)	268.3	(6.0)	383.5	257.9
Interest expense, net	(257.7)	(63.1)	(21.0)	—	(341.8)
Gain on change in fair value of derivative instrument	—	—	—	—	—

(Loss) income before income taxes	(670.1)	482.6	(635.1)	382.0	(440.6)
Benefit from (provision for) income taxes	56.8	(192.9)	(37.1)	0.5	(172.7)

Net (loss) income	(613.3)	289.7	(672.2)	382.5	(613.3)
Dividends on preferred stock	—	—	—	—	—

(Loss) income available to common stockholders	$(613.3)	$289.7	$(672.2)	$382.5	$(613.3)

Condensed Consolidating Statement of Operations for the Year Ended February 28, 2007
Sales	$954.0	$3,376.2	$2,872.1	$(800.5)	$6,401.8
Less — excise taxes	(139.3)	(468.2)	(577.9)	—	(1,185.4)

Net sales	814.7	2,908.0	2,294.2	(800.5)	5,216.4
Cost of product sold	(606.5)	(2,015.5)	(1,818.3)	747.8	(3,692.5)

Gross profit	208.2	892.5	475.9	(52.7)	1,523.9
Selling, general and administrative expenses	(209.3)	(310.5)	(302.0)	53.0	(768.8)
Impairment of goodwill and intangible assets	—	—	—	—	—
Restructuring charges	(0.2)	(5.0)	(27.3)	—	(32.5)
Acquisition-related integration costs	(2.0)	(7.1)	(14.5)	—	(23.6)

Operating (loss) income	(3.3)	569.9	132.1	0.3	699.0
Equity in earnings of equity method investees and subsidiaries	464.9	54.0	3.8	(472.8)	49.9
Interest expense, net	(151.4)	(80.0)	(37.3)	—	(268.7)
Gain on change in fair value of derivative instrument	—	55.1	—	—	55.1

Income before income taxes	310.2	599.0	98.6	(472.5)	535.3
Benefit from (provision for) income taxes	21.7	(261.4)	36.6	(0.3)	(203.4)

Net income	331.9	337.6	135.2	(472.8)	331.9
Dividends on preferred stock	(4.9)	—	—	—	(4.9)

Income available to common stockholders	$327.0	$337.6	$135.2	$(472.8)	$327.0

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2009
Net cash (used in) provided by operating activities	$(131.1)	$608.8	$29.2	$—	$506.9

Cash flows from investing activities:
Proceeds from sales of businesses	(2.4)	206.6	—	—	204.2
Proceeds from sales of assets	—	2.1	23.3	—	25.4
Capital distributions from equity method investees	—	20.7	0.1	—	20.8
Purchase of business, net of cash acquired	(0.6)	10.9	(10.2)	—	0.1
Purchases of property, plant and equipment	(5.6)	(41.2)	(81.8)	—	(128.6)
Investment in equity method investee	—	(1.0)	(2.2)	—	(3.2)
Payment of accrued earn-out amount	—	—	—	—	—
Proceeds from formation of joint venture	—	—	—	—	—
Proceeds from maturity of derivative instrument	—	—	—	—	—
Proceeds from sale of equity method investment	—	—	—	—	—
Other investing activities	—	9.9	—	—	9.9

Net cash (used in) provided by investing activities	(8.6)	208.0	(70.8)	—	128.6

Cash flows from financing activities:
Intercompany financings, net	907.0	(806.5)	(100.5)	—	—
Principal payments of long-term debt	(564.4)	(9.4)	(3.8)	—	(577.6)
Net proceeds from (repayment of) notes payable	(240.8)	—	131.1	—	(109.7)
Exercise of employee stock options	27.1	—	—	—	27.1
Excess tax benefits from share-based payment awards	7.2	—	—	—	7.2
Proceeds from employee stock purchases	5.6	—	—	—	5.6
Proceeds from issuance of long-term debt	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—
Payment of financing costs of long-term debt	—	—	—	—	—
Payment of preferred stock dividends	—	—	—	—	—

Net cash provided by (used in) financing activities	141.7	(815.9)	26.8	—	(647.4)

Effect of exchange rate changes on cash and cash investments	—	—	4.5	—	4.5

Net increase (decrease) in cash and cash investments	2.0	0.9	(10.3)	—	(7.4)
Cash and cash investments, beginning of year	0.3	2.8	17.4	—	20.5

Cash and cash investments, end of year	$2.3	$3.7	$7.1	$—	$13.1

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2008
Net cash (used in) provided by operating activities	$(49.2)	$332.8	$236.2	$—	$519.8

Cash flows from investing activities:
Proceeds from sales of businesses	(4.1)	141.4	(0.8)	—	136.5
Proceeds from sales of assets	—	2.3	17.1	—	19.4
Capital distributions from equity method investees	—	—	—	—	—
Purchase of business, net of cash acquired	(2.3)	(1,290.3)	(9.4)	—	(1,302.0)
Purchases of property, plant and equipment	(7.0)	(35.8)	(101.0)	—	(143.8)
Investment in equity method investee	—	(1.6)	(3.0)	—	(4.6)
Payment of accrued earn-out amount	—	(4.0)	—	—	(4.0)
Proceeds from formation of joint venture	—	—	185.6	—	185.6
Proceeds from maturity of derivative instrument	—	—	—	—	—
Proceeds from sale of equity method investment	—	—	—	—	—
Other investing activities	—	—	—	—	—

Net cash (used in) provided by investing activities	(13.4)	(1,188.0)	88.5	—	(1,112.9)

Cash flows from financing activities:
Intercompany financings, net	(589.1)	870.8	(281.7)	—	—
Principal payments of long-term debt	(352.6)	(13.9)	(8.4)	—	(374.9)
Net proceeds from (repayment of) notes payable	278.0	—	(58.6)	—	219.4
Exercise of employee stock options	20.6	—	—	—	20.6
Excess tax benefits from share-based payment awards	11.3	—	—	—	11.3
Proceeds from employee stock purchases	6.2	—	—	—	6.2
Proceeds from issuance of long-term debt	1,196.7	—	16.2	—	1,212.9
Purchases of treasury stock	(500.0)	—	—	—	(500.0)
Payment of financing costs of long-term debt	(10.6)	—	—	—	(10.6)
Payment of preferred stock dividends	—	—	—	—	—

Net cash provided by (used in) financing activities	60.5	856.9	(332.5)	—	584.9

Effect of exchange rate changes on cash and cash investments	—	—	(4.8)	—	(4.8)

Net (decrease) increase in cash and cash investments	(2.1)	1.7	(12.6)	—	(13.0)
Cash and cash investments, beginning of year	2.4	1.1	30.0	—	33.5

Cash and cash investments, end of year	$0.3	$2.8	$17.4	$—	$20.5

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2007
Net cash (used in) provided by operating activities	$(240.4)	$471.8	$81.8	$—	$313.2

Cash flows from investing activities:
Proceeds from sales of businesses	—	—	28.4	—	28.4
Proceeds from sales of assets	—	0.3	9.5	—	9.8
Capital distributions from equity method investors	—	—	—	—	—
Purchase of business, net of cash acquired	—	(2.1)	(1,091.6)	—	(1,093.7)
Purchases of property, plant and equipment	(7.2)	(76.0)	(108.8)	—	(192.0)
Investment in equity method investee	—	—	—	—	—
Payment of accrued earn-out amount	—	(3.6)	—	—	(3.6)
Proceeds from formation of joint venture	—	—	—	—	—
Proceeds from maturity of derivative instrument	—	55.1	—	—	55.1
Proceeds from sale of equity method investment	—	—	—	—	—
Other investing activities	—	—	(1.1)	—	(1.1)

Net cash used in investing activities	(7.2)	(26.3)	(1,163.6)	—	(1,197.1)

Cash flows from financing activities:
Intercompany financings, net	(934.5)	(361.1)	1,295.6	—	—
Principal payments of long-term debt	(2,444.6)	(86.4)	(255.9)	—	(2,786.9)
Net (repayment of) proceeds from notes payable	(24.5)	—	71.6	—	47.1
Exercise of employee stock options	63.4	—	—	—	63.4
Excess tax benefits from share-based payment awards	21.4	—	—	—	21.4
Proceeds from employee stock purchases	5.9	—	—	—	5.9
Proceeds from issuance of long-term debt	3,693.1	1.9	10.4	—	3,705.4
Purchases of treasury stock	(100.0)	—	—	—	(100.0)
Payment of financing costs of long-term debt	(23.8)	—	—	—	(23.8)
Payment of preferred stock dividends	(7.3)	—	—	—	(7.3)

Net cash provided by (used in) financing activities	249.1	(445.6)	1,121.7	—	925.2

Effect of exchange rate changes on cash and cash investments	—	—	(18.7)	—	(18.7)

Net increase (decrease) in cash and cash investments	1.5	(0.1)	21.2	—	22.6
Cash and cash investments, beginning of year	0.9	1.2	8.8	—	10.9

Cash and cash investments, end of year	$2.4	$1.1	$30.0	$—	$33.5

22. BUSINESS SEGMENT INFORMATION:
     As a result of the Company’s investment in Crown Imports, the Company has changed its internal management financial reporting to consist of three business divisions: Constellation Wines, Constellation Spirits and Crown Imports. Prior to the investment in the joint venture, the Company’s internal management financial reporting included the Constellation Beers business division. Consequently, the Company reports its operating results in five segments: Constellation Wines (branded wine, and wholesale and other), Constellation Spirits (distilled spirits), Constellation Beers (imported beer), Corporate Operations and Other and Crown Imports (imported beer). Segment results for Constellation Beers are for the period prior to January 2, 2007, and segment results for Crown Imports are for the period on and after January 2, 2007. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
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

     For the years ended February 28, 2009, February 29, 2008, and February 28, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in operating income (loss) consist of:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Cost of Product Sold
Flow through of inventory step-up	$22.2	$11.4	$30.2
Inventory write-downs	56.8	10.1	0.6
Accelerated depreciation	11.2	12.0	6.6
Other	37.1	0.1	3.1

Cost of Product Sold	127.3	33.6	40.5

Selling, General and Administrative Expenses
Loss on sale of Pacific Northwest Business	23.2	—	—
Loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business	15.6	—	—
Loss (gain) on sale of non-strategic assets	8.1	(4.8)	—
Loss on sale of Almaden and Inglenook wine brands and certain other assets	—	27.8	—
Loss on the contribution of the U.K. wholesale business	—	6.6	—
Loss on sale of branded bottle water business	—	—	13.4
Financing costs	—	—	11.9
Foreign currency losses on foreign denominated intercompany loan balances	—	—	5.4
Other costs	24.2	7.5	16.3

Selling, General and Administrative Expenses	71.1	37.1	47.0

Impairment of Goodwill and Intangible Assets	300.4	812.2	—

Restructuring Charges	68.0	6.9	32.5

Acquisition-Related Integration Costs	8.2	11.8	23.6

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$575.0	$901.6	$143.6

     For the year ended February 28, 2009, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees of $83.3 million consist primarily of impairment losses on the Company’s investments in Ruffino and Matthew Clark. For the year ended February 29, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist of an impairment loss of the Company’s investment in Ruffino of $15.1 million and the flow through of inventory step-up associated with the Opus One investment of $0.9 million. For the year ended February 28, 2007, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees consist of the flow through of inventory step-up associated primarily with the Opus One investment of $2.8 million.
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

     Segment information is as follows:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Constellation Wines:
Net sales:
Branded wine	$3,015.3	$3,016.9	$2,755.7
Wholesale and other	220.6	341.9	1,087.7

Net sales	$3,235.9	$3,358.8	$3,843.4
Segment operating income	$621.8	$558.4	$629.9
Equity in earnings of equity method investees	$17.6	$18.8	$13.8
Long-lived assets	$1,433.3	$1,889.5	$1,616.4
Investment in equity method investees	$121.2	$243.6	$163.8
Total assets	$6,748.2	$8,645.8	$8,557.7
Capital expenditures	$118.7	$127.3	$158.6
Depreciation and amortization	$132.6	$142.1	$120.7

Constellation Spirits:
Net sales	$418.7	$414.2	$329.4
Segment operating income	$69.6	$72.0	$65.5
Long-lived assets	$73.9	$103.8	$96.9
Total assets	$1,047.1	$1,129.7	$637.3
Capital expenditures	$6.6	$11.2	$12.9
Depreciation and amortization	$12.3	$13.7	$9.9

Constellation Beers:
Net sales	$—	$—	$1,043.6
Segment operating income	$—	$—	$208.1
Long-lived assets	$—	$—	$—
Total assets	$—	$—	$0.9
Capital expenditures	$—	$—	$0.2
Depreciation and amortization	$—	$—	$1.5

Corporate Operations and Other:
Net sales	$—	$—	$—
Segment operating loss	$(93.4)	$(85.5)	$(60.9)
Long-lived assets	$40.3	$41.7	$36.9
Total assets	$104.2	$126.8	$78.9
Capital expenditures	$3.3	$5.3	$20.3
Depreciation and amortization	$12.1	$10.1	$7.2

Crown Imports:
Net sales	$2,393.2	$2,391.0	$368.8
Segment operating income	$504.1	$509.0	$78.4
Long-lived assets	$5.4	$4.6	$1.3
Total assets	$324.2	$359.0	$369.4
Capital expenditures	$2.0	$4.1	$—
Depreciation and amortization	$1.1	$0.8	$—

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs:
Operating loss	$(575.0)	$(901.6)	$(143.6)
Equity in losses of equity method investees	$(83.3)	$(16.0)	$(2.8)

Consolidation and Eliminations:
Net sales	$(2,393.2)	$(2,391.0)	$(368.8)
Operating income	$(504.1)	$(509.0)	$(78.4)
Equity in earnings of Crown Imports	$252.3	$255.1	$38.9
Long-lived assets	$(5.4)	$(4.6)	$(1.3)
Investment in equity method investees	$136.9	$150.5	$163.4
Total assets	$(187.2)	$(208.5)	$(206.0)
Capital expenditures	$(2.0)	$(4.1)	$—
Depreciation and amortization	$(1.1)	$(0.8)	$—

Consolidated:
Net sales	$3,654.6	$3,773.0	$5,216.4
Operating income (loss)	$23.0	$(356.7)	$699.0
Equity in earnings of equity method investees	$186.6	$257.9	$49.9
Long-lived assets	$1,547.5	$2,035.0	$1,750.2
Investment in equity method investees	$258.1	$394.1	$327.2
Total assets	$8,036.5	$10,052.8	$9,438.2
Capital expenditures	$128.6	$143.8	$192.0
Depreciation and amortization	$157.0	$165.9	$139.3
     The Company’s areas of operations are principally in the U.S. Operations outside the U.S. are primarily in the U.K., Canada, Australia and New Zealand and are included primarily within the Constellation Wines segment. Revenues are attributed to countries based on the location of the selling company.
     Geographic data is as follows:

	For the Years Ended
	February 28,	February 29,	February 28,
(in millions)	2009	2008	2007
Net Sales
U.S.	$2,196.3	$2,031.0	$3,012.7
Non-U.S.	1,458.3	1,742.0	2,203.7

Total	$3,654.6	$3,773.0	$5,216.4

Significant non-U.S. revenue sources include:
U.K.	$631.7	$867.8	$1,503.7
Australia / New Zealand	351.4	395.4	349.4
Canada	448.2	449.8	326.9
Other	27.0	29.0	23.7

Total	$1,458.3	$1,742.0	$2,203.7

	February 28,	February 29,
(in millions)	2009	2008
Long-lived assets
U.S.	$901.4	$1,053.0
Non-U.S.	646.1	982.0

Total	$1,547.5	$2,035.0

Significant non-U.S. long-lived assets include:
Australia / New Zealand	$355.8	$608.1
Canada	159.8	229.2
U.K.	129.1	143.3
Other	1.4	1.4

Total	$646.1	$982.0

     23. ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations.” SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after March 1, 2009. The adoption of SFAS No. 141(R) on March 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is required to adopt SFAS No. 160 for fiscal years beginning March 1, 2009. The adoption of SFAS No. 160 on March 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company as of March 1, 2009. The adoption of FSP No. 142-3 on March 1, 2009, did not have a material impact on the Company’s consolidated financial statements and will be applied prospectively to future business combinations.

24. SUBSEQUENT EVENTS:
     Divestiture of Value Spirits Business -
     In March 2009, the Company sold its value spirits business for $330.5 million, net of direct costs to sell, subject to post-closing adjustments. The Company received $274.5 million in cash proceeds and a note receivable for $60.0 million. The Company retained certain mid-premium spirits brands, including Svedka Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. In connection with the classification of this business as an asset group held for sale as of February 28, 2009, the Company’s Constellation Spirits segment recorded a loss of $15.6 million for the year ended February 28, 2009, primarily related to asset impairments. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
     Fiscal 2010 Global Initiative -
     On April 7, 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes the elimination of approximately five percent of the Company’s global workforce and the closure of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the recent disposition of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs associated with the Global Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011.

25.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2009	2008	2008	2008	2009	Full Year
(in millions, except per share data)
Net sales	$931.8	$956.5	$1,031.2	$735.1	$3,654.6
Gross profit	$329.0	$305.8	$404.0	$191.2	$1,230.0
Net income (loss)(1)	$44.6	$(22.7)	$83.5	$(406.8)	$(301.4)
Earnings (loss) per common share(2):
Basic — Class A Common Stock	$0.21	$(0.11)	$0.39	$(1.88)	$(1.40)

Basic — Class B Convertible Common Stock	$0.19	$(0.10)	$0.35	$(1.71)	$(1.27)

Diluted — Class A Common Stock	$0.20	$(0.11)	$0.38	$(1.88)	$(1.40)

Diluted — Class B Convertible Common Stock	$0.19	$(0.10)	$0.35	$(1.71)	$(1.27)

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 29,
Fiscal 2008	2007	2007	2007	2008	Full Year
(in millions, except per share data)
Net sales	$901.2	$892.6	$1,094.8	$884.4	$3,773.0
Gross profit	$268.2	$309.7	$391.9	$311.7	$1,281.5
Net income (loss)(3)	$29.8	$72.1	$119.6	$(834.8)	$(613.3)
Earnings (loss) per common share(2):
Basic — Class A Common Stock	$0.13	$0.34	$0.56	$(3.91)	$(2.83)

Basic — Class B Convertible Common Stock	$0.12	$0.31	$0.51	$(3.55)	$(2.57)

Diluted — Class A Common Stock	$0.13	$0.33	$0.55	$(3.91)	$(2.83)

Diluted — Class B Convertible Common Stock	$0.12	$0.30	$0.50	$(3.55)	$(2.57)

(1)	In Fiscal 2009, the Company recorded certain unusual items consisting of inventory write-downs associated primarily with the Australian Initiative and a loss on the adjustment of certain inventory, primarily Australian, related to prior years; accelerated depreciation associated primarily with the Fiscal 2007 Wine Plan and the Australian Initiative; other costs associated primarily with the Fiscal 2007 Wine Plan, a loss on the sale of the Pacific Northwest Business, a loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business, and a loss in connection with the sale of a nonstrategic Canadian distilling facility; impairment losses of goodwill and intangible assets primarily associated with the Company’s U.K. business; restructuring charges associated primarily with the Australian Initiative; acquisition-related integration costs associated primarily with the Fiscal 2008 Plan; impairment losses of the Company’s equity method investments, primarily Ruffino and Matthew Clark; and tax expense on the favorable settlement of certain foreign currency hedges. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2009:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2009	2008	2008	2008	2009	Full Year
(in millions, net of income tax effect)
Inventory write-downs, restructuring activities	$—	$47.6	$—	$8.4	$56.0
Inventory adjustments	$—	$—	$—	$32.1	$32.1
Accelerated depreciation	$3.3	$1.9	$2.2	$2.7	$10.1
Other selling, general and administrative costs	$1.0	$2.5	$4.9	$10.8	$19.2
Loss on sale of Pacific Northwest Business	$17.3	$(0.2)	$—	$—	$17.1
Loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business	$—	$—	$—	$12.8	$12.8
Loss on sale of nonstrategic Canadian distilling facility	$0.4	$5.1	$—	$(0.1)	$5.4
Impairment of goodwill and intangible assets	$—	$21.8	$—	$271.8	$293.6
Restructuring charges	$0.4	$35.0	$4.2	$25.9	$65.5
Acquisition-related integration costs	$2.6	$1.2	$1.0	$0.3	$5.1
Impairment of equity method investment	$—	$4.1	$—	$79.2	$83.3
Tax expense on favorable settlement of certain foreign currency hedges	$—	$—	$32.4	$6.3	$38.7

(2)	The sum of the quarterly earnings per common share in Fiscal 2009 and Fiscal 2008 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)	In Fiscal 2008, the Company recorded certain unusual items consisting of inventory write-downs and accelerated depreciation associated primarily with the Fiscal 2008 Plan and Fiscal 2007 Wine Plan, other costs associated primarily with the Fiscal 2007 Wine Plan, loss on the sale of the Company’s Almaden and Inglenook wine brands and certain other assets, loss on the contribution of the U.K. wholesale business, loss on write-off of certain property, plant and equipment, gain on a prior asset sale, impairment losses of goodwill and intangible assets primarily associated with the Company’s Australian and U.K. businesses, impairment loss of the Company’s investment in Ruffino, acquisition-related integration costs and restructuring charges associated primarily with the Fiscal 2008 Plan and the Vincor Plan, valuation allowance against net operating loss carryforwards in Australia, and a tax benefit on prior period adjustment related to stock option exercises. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2008:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 29,
Fiscal 2008	2007	2007	2007	2008	Full Year
(in millions, net of income tax effect)
Inventory write-downs	$—	$0.1	$—	$6.1	$6.2
Accelerated depreciation	$1.4	$1.3	$1.7	$4.1	$8.5
Other selling, general and administrative costs	$0.4	$0.6	$—	$0.6	$1.6
Loss on sale of Almaden and Inglenook wine brands and certain other assets	$—	$—	$—	$27.6	$27.6
Loss on contribution of U.K. wholesale business	$13.3	$0.5	$—	$—	$13.8
Property, plant and equipment write-off	$—	$—	$—	$3.7	$3.7
Gain on prior asset sale	$—	$—	$(4.8)	$—	$(4.8)
Impairment of goodwill and intangible assets	$—	$—	$—	$801.3	$801.3
Impairment of equity method investment	$—	$—	$—	$15.1	$15.1
Acquisition-related integration costs	$1.3	$1.0	$1.1	$4.1	$7.5
Restructuring charges	$0.3	$0.3	$—	$3.6	$4.2
Valuation allowance	$—	$—	$—	$51.7	$51.7
Tax benefit on prior period adjustment related to stock option exercises	$—	$—	$—	$(10.0)	$(10.0)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not Applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were not effective, in light of the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Subsequent to February 28, 2009, the Company has taken and intends to take a number of corrective actions with respect to its Australian operations intended to remediate the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting. These actions with respect to the Company’s Australian operations include:
• Enhancing the internal finance and accounting organizational structure, particularly within the cost accounting function, continuing to enhance the training and education of inventory management and cost accounting personnel, and replacing certain personnel with oversight responsibility for performance of inventory reconciliations;
• Engaging additional professional resources on a consulting basis to assist with the review of inventory management and cost accounting policies and procedures and financial reporting with knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”); and
• Strengthening review processes for various calculations relating to inventory valuation and establishing strengthened monitoring controls by the Company’s Australian operations management.
     In addition, the Company is performing a review of inventory processes and procedures applicable to its Australian operations to identify and adopt additional measures to further improve and strengthen its overall control environment and will continue to monitor the effectiveness of these processes, procedures and controls.

Internal Control over Financial Reporting
(a)	See page 67 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 65 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) no changes were identified in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended February 28, 2009 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management believes the implementation of the corrective actions it has taken and intends to take to remediate the material weakness referred to above under Disclosure Controls and Procedures are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 23, 2009, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
     The Company has adopted the Chief Executive Officer and Senior Financial Executive Code of Ethics which is a code of ethics that applies to its chief executive officer and its senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on the Company’s Internet website at http://www.cbrands.com/CBI/constellationbrands/Investors/CorporateGovernance. Amendments to, and waivers granted under, the Company’s Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to the Company’s website as well. The Company will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564 or by telephoning the Company’s Investor Center at 1-888-922-2150.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 23, 2009, under those sections of the proxy statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the proxy statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 23, 2009, under that section of the proxy statement to be titled “Beneficial Ownership,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 28, 2009. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and UK Sharesave Scheme.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	34,095,963	$19.39	25,975,972	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	34,095,963	$19.39	25,975,972

(1)	Includes 7,438,756 shares of Class A Common Stock under the Company’s Incentive Stock Option Plan. However, by the current terms of the Incentive Stock Option Plan, no additional grants of incentive stock options are permitted.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 23, 2009, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 23, 2009, under that section of the proxy statement to be titled “Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:
Report of Independent Registered Public Accounting Firm — KPMG LLP

Report of Independent Registered Public Accounting Firm — KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets — February 28, 2009, and February 29, 2008

Consolidated Statements of Operations for the years ended February 28, 2009, February 29, 2008, and February 28, 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2009, February 29, 2008, and February 28, 2007

Consolidated Statements of Cash Flows for the years ended February 28, 2009, February 29, 2008, and February 28, 2007

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

The following financial statements of the Company’s 50 percent owned joint venture, Crown Imports LLC, are included pursuant to Rule 3-09 of Regulation S-X:
Financial Statements as of December 31, 2008, and for the period from January 1, 2008 through December 31, 2008
3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 147 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2009	CONSTELLATION BRANDS, INC.
	By:	/s/ Robert Sands
Robert Sands, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ Robert Ryder

Robert Sands, Director, President and Chief Executive Officer (principal executive officer) Dated: April 29, 2009	Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Dated: April 29, 2009

/s/ Richard Sands	/s/ Barry A. Fromberg

Richard Sands, Director and Chairman of the Board Dated: April 29, 2009	Barry A. Fromberg, Director Dated: April 29, 2009

/s/ Jeananne K. Hauswald	/s/ James A. Locke III

Jeananne K. Hauswald, Director Dated: April 29, 2009	James A. Locke III, Director Dated: April 29, 2009

/s/ Thomas C. McDermott	/s/ Peter M. Perez

Thomas C. McDermott, Director Dated: April 29, 2009	Peter M. Perez, Director Dated: April 29, 2009

/s/ Paul L. Smith	/s/ Peter H. Soderberg

Paul L. Smith, Director Dated: April 29, 2009	Peter H. Soderberg, Director Dated: April 29, 2009

/s/ Mark Zupan

Mark Zupan, Director Dated: April 29, 2009

INDEX TO EXHIBITS

Exhibit No.

2.1	Arrangement Agreement dated April 2, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 2, 2006 and incorporated herein by reference).

2.2	Amending Agreement, dated as of April 21, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006 and incorporated herein by reference).

2.3	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.5	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.6	Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.7	Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

Exhibit No.

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.6	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).#

Exhibit No.

4.7	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.8	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.9	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.10	Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.11	Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.12	Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.13	Supplemental Indenture No. 16, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

Exhibit No.

4.14	Supplemental Indenture No. 17, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.15	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.16	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

4.17	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.18	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.19	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.20	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

Exhibit No.

4.21	Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.22	Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.23	Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.24	Supplemental Indenture No. 11, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.25	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.26	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.27	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

Exhibit No.

4.28	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.29	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.30	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.31	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.32	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.33	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.34	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

Exhibit No.

4.35	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.36	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.37	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.38	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.39	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.40	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

Exhibit No.

4.41	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.42	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed herewith).

10.1	Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2	Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of December 6, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.3	Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.4	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

Exhibit No.

10.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.8	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.9	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference).*

10.10	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.11	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.12	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.13	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.14	Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

Exhibit No.

10.15	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.16	Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.17	Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.18	Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.19	Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference).*

10.20	Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.21	Amendment Number 1, dated April 6, 2009, to the Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference).*

10.22	Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.23	First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.24	Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

Exhibit No.

10.25	Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.26	2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.27	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.28	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

10.29	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

10.30	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.31	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

Exhibit No.

10.32	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

10.33	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.34	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

10.35	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.36	Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).* #

10.37	Letter Agreement dated October 24, 2006, between the Company and Thomas S. Summer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 24, 2006, filed October 25, 2006 and incorporated herein by reference).*

10.38	The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).*

Exhibit No.

10.39	Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.40	Letter Agreement dated February 21, 2008 between the Company and Jon Moramarco addressing compensation (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).*

10.41	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.42	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Fernandez and Berk) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.43	Letter Agreement dated February 21, 2008 between the Company and Jose Fernandez addressing compensation (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).*

10.44	Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc. and Jose Fernandez (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.45	Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc., Barton Incorporated and Alexander L. Berk (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.46	Agreement dated April 7, 2009 among Alexander L. Berk, Constellation Brands, Inc., and Constellation Services LLC (successor by merger to Barton Incorporated) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.47	Consultant Agreement dated April 7, 2009 between Constellation Brands, Inc. and Alexander L. Berk (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

Exhibit No.

10.48	Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.49	Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.50	Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.51	Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.52	Confirmation, dated as of May 6, 2007, with respect to an Issuer Forward Repurchase Transaction between the Company and Citibank, N.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.53	Purchase Agreement, dated May 9, 2007, among the Company, certain subsidiaries, as Guarantors, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Initial Purchasers (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

21.1	Subsidiaries of Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP as it relates to Crown Imports LLC (filed herewith).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

Exhibit No.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

99.1	1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

99.2	Financial Statements of Crown Imports LLC as of and for the years ended December 31, 2008 and 2007 (filed herewith).

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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