Form 10-K/A
period 2009-02-28
CONSTELLATION BRANDS, INC.
filed 2009-05-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (585) 678-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $.01 per share) Class B Common Stock (par value $.01 per share)	New York Stock Exchange New York Stock Exchange
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
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 20, 2009, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share Class B Common Stock, par value $.01 per share Class 1 Common Stock, par value $.01 per share	197,253,230 23,743,494 None
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 23, 2009 is incorporated by reference in Part III to the extent described therein.

EXPLANATORY NOTE
Constellation Brands, Inc. (the “Company” or “CBI”) is filing this Amendment No. 1 to Form 10-K for the fiscal year ended February 28, 2009, originally filed on April 29, 2009 (“2009 Form 10-K”). The sole purpose of this amendment is to provide separate financial statements of Matthew Clark (Holdings) Limited (“Matthew Clark”), an equity method investment, in accordance with the U.S. Securities and Exchange Commission (“SEC”)’s Rule 3-09 of Regulation S-X. The management of Matthew Clark is solely responsible for the form and content of the Matthew Clark financial statements.
CBI is required to file the Matthew Clark financial statements in its 2009 Form 10-K due to Matthew Clark meeting certain tests of significance under Rule 3-09 of Regulation S-X. Since the due date of the Matthew Clark financial statements was after the date the 2009 Form 10-K was filed and the Matthew Clark financial statements were not available on April 29, 2009, CBI is filing the Matthew Clark financial statements in this Amendment No. 1 to Form 10-K.
As required by the rules of the SEC, this amendment sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety including a Revised Index to Exhibits incorporated into Item 15, as well as a consent of Matthew Clark’s independent auditor and new certifications of CBI’s chief executive officer and of CBI’s chief financial officer. Except for the amendment described above, this Form 10-K/A does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the 2009 Form 10-K and does not reflect events occurring after the original filing of the 2009 Form 10-K on April 29, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
REVISED INDEX TO EXHIBITS
EX-23.3
EX-31.3
EX-31.4
EX-32.3
EX-32.4
EX-99.3

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements

The following consolidated financial statements of the Company were previously submitted with this Annual Report on Form 10-K:
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

The following financial statements of the Company’s 50 percent owned joint venture, Crown Imports LLC, were previously included with this Annual Report on Form 10-K pursuant to Rule 3-09 of Regulation S-X:
Financial Statements as of and for the years ended December 31, 2008 and 2007
The following financial statements of the Company’s 50 percent owned joint venture, Matthew Clark (Holdings) Limited, are included in this Amendment No. 1 to Form 10-K pursuant to Rule 3-09 of Regulation S-X:
Consolidated Financial Statements for the year ended 28 February 2009
3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith, previously filed with this Annual Report on Form 10-K or incorporated herein by reference, see the Revised Index to Exhibits located in this amended Report. The Revised Index to Exhibits is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2009	CONSTELLATION BRANDS, INC.
	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President
and Chief Financial Officer

REVISED INDEX TO EXHIBITS

Exhibit No.

2.1	Arrangement Agreement dated April 2, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 2, 2006 and incorporated herein by reference).

2.2	Amending Agreement, dated as of April 21, 2006 by and among Constellation Brands, Inc., Constellation Canada Holdings Limited, and Vincor International Inc. (filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006 and incorporated herein by reference).

2.3	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.5	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.6	Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.7	Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

Exhibit No.

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.6	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).#

Exhibit No.

4.7	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.8	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.9	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.10	Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.11	Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.12	Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.13	Supplemental Indenture No. 16, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

Exhibit No.

4.14	Supplemental Indenture No. 17, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (previously filed with this Annual Report on Form 10-K).

4.15	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.16	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

4.17	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.18	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.19	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affilates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.20	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

Exhibit No.

4.21	Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.22	Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.23	Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.24	Supplemental Indenture No. 11, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (previously filed with this Annual Report on Form 10-K).

4.25	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.26	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.27	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

Exhibit No.

4.28	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.29	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.30	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.31	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (previously filed with this Annual Report on Form 10-K).

4.32	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.33	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.34	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (previously filed with this Annual Report on Form 10-K).

Exhibit No.

4.35	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.36	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.37	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.38	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.39	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.40	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

Exhibit No.

4.41	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.42	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (previously filed with this Annual Report on Form 10-K).

10.1	Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2	Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of December 6, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.3	Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.4	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

Exhibit No.

10.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.8	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.9	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference).*

10.10	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.11	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.12	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.13	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.14	Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

Exhibit No.

10.15	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.16	Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.17	Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.18	Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.19	Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference).*

10.20	Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.21	Amendment Number 1, dated April 6, 2009, to the Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference).*

10.22	Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.23	First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.24	Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

Exhibit No.

10.25	Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.26	2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*

10.27	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.28	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

10.29	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

10.30	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.31	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

Exhibit No.

10.32	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

10.33	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.34	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

10.35	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.36	Letter Agreement between the Company and Thomas S. Summer, dated March 10, 1997, addressing compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).* #

10.37	Letter Agreement dated October 24, 2006, between the Company and Thomas S. Summer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 24, 2006, filed October 25, 2006 and incorporated herein by reference).*

10.38	The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).*

Exhibit No.

10.39	Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.40	Letter Agreement dated February 21, 2008 between the Company and Jon Moramarco addressing compensation (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).*

10.41	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.42	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Fernandez and Berk) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.43	Letter Agreement dated February 21, 2008 between the Company and Jose Fernandez addressing compensation (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).*

10.44	Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc. and Jose Fernandez (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.45	Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc., Barton Incorporated and Alexander L. Berk (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.46	Agreement dated April 7, 2009 among Alexander L. Berk, Constellation Brands, Inc., and Constellation Services LLC (successor by merger to Barton Incorporated) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.47	Consultant Agreement dated April 7, 2009 between Constellation Brands, Inc. and Alexander L. Berk (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

Exhibit No.

10.48	Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.49	Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.50	Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.51	Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.52	Confirmation, dated as of May 6, 2007, with respect to an Issuer Forward Repurchase Transaction between the Company and Citibank, N.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.53	Purchase Agreement, dated May 9, 2007, among the Company, certain subsidiaries, as Guarantors, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Initial Purchasers (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

21.1	Subsidiaries of Company (previously filed with this Annual Report on Form 10-K).

23.1	Consent of KPMG LLP (previously filed with this Annual Report on Form 10-K).

23.2	Consent of PricewaterhouseCoopers LLP as it relates to Crown Imports LLC (previously filed with this Annual Report on Form 10-K).

23.3	Consent of KPMG LLP as it relates to Matthew Clark (Holdings) Limited (filed herewith).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (previously filed with this Annual Report on Form 10-K).

Exhibit No.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (previously filed with this Annual Report on Form 10-K).

31.3	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (previously filed with this Annual Report on Form 10-K).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (previously filed with this Annual Report on Form 10-K).

32.3	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.4	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

99.1	1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

99.2	Financial Statements of Crown Imports LLC as of and for the years ended December 31, 2008 and 2007 (previously filed with this Annual Report on Form 10-K).

99.3	Consolidated Financial Statements of Matthew Clark (Holdings) Limited for the year ended 28 February 2009 (filed herewith).

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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