Form 10-Q
period 2009-08-31
CONSTELLATION BRANDS, INC.
filed 2009-10-13
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2009, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	197,846,374
Class B Common Stock, par value $.01 per share	23,733,837
Class 1 Common Stock, par value $.01 per share	None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-3.1
EX-3.2
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

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31,	February 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash investments	$19.7	$13.1
Accounts receivable, net	787.3	524.6
Inventories	1,824.0	1,828.7
Prepaid expenses and other	187.6	168.1

Total current assets	2,818.6	2,534.5
PROPERTY, PLANT AND EQUIPMENT, net	1,622.5	1,547.5
GOODWILL	2,551.3	2,615.0
INTANGIBLE ASSETS, net	1,025.3	1,000.6
OTHER ASSETS, net	416.2	338.9

Total assets	$8,433.9	$8,036.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$195.9	$227.3
Current maturities of long-term debt	277.4	235.2
Accounts payable	298.5	288.7
Accrued excise taxes	81.6	57.6
Other accrued expenses and liabilities	575.4	517.6

Total current liabilities	1,428.8	1,326.4

LONG-TERM DEBT, less current maturities	3,690.8	3,971.1

DEFERRED INCOME TAXES	527.7	543.6

OTHER LIABILITIES	271.3	287.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 224,716,544 shares at August 31, 2009, and 223,584,959 shares at February 28, 2009	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,739,637 shares at August 31, 2009, and 28,749,294 shares at February 28, 2009	0.3	0.3
Additional paid-in capital	1,458.4	1,426.3
Retained earnings	1,109.7	1,003.5
Accumulated other comprehensive income	556.0	94.2

	3,126.6	2,526.5

Less: Treasury stock -
Class A Common Stock, 26,901,490 shares at August 31, 2009, and 28,184,448 shares at February 28, 2009, at cost	(609.1)	(616.0)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2009, and February 28, 2009, at cost	(2.2)	(2.2)

	(611.3)	(618.2)

Total stockholders’ equity	2,515.3	1,908.3

Total liabilities and stockholders’ equity	$8,433.9	$8,036.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2009	2008	2009	2008
SALES	$2,094.5	$2,451.2	$1,090.7	$1,239.2
Less — Excise taxes	(426.1)	(562.9)	(213.9)	(282.7)

Net sales	1,668.4	1,888.3	876.8	956.5
COST OF PRODUCT SOLD	(1,090.1)	(1,253.5)	(567.2)	(650.7)

Gross profit	578.3	634.8	309.6	305.8
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(334.4)	(458.7)	(167.8)	(225.2)
IMPAIRMENT OF INTANGIBLE ASSETS	—	(21.8)	—	(21.8)
RESTRUCTURING CHARGES	(22.1)	(36.0)	(3.2)	(35.5)
ACQUISITION-RELATED INTEGRATION COSTS	(0.1)	(6.1)	—	(1.8)

Operating income	221.7	112.2	138.6	21.5
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	136.0	142.2	73.2	70.1
INTEREST EXPENSE, net	(133.4)	(167.3)	(66.6)	(80.7)

Income before income taxes	224.3	87.1	145.2	10.9
PROVISION FOR INCOME TAXES	(118.1)	(65.2)	(45.5)	(33.6)

NET INCOME (LOSS)	$106.2	$21.9	$99.7	$(22.7)

SHARE DATA:
Earnings (loss) per common share:
Basic — Class A Common Stock	$0.49	$0.10	$0.46	$(0.11)

Basic — Class B Common Stock	$0.44	$0.09	$0.42	$(0.10)

Diluted — Class A Common Stock	$0.48	$0.10	$0.45	$(0.11)

Diluted — Class B Common Stock	$0.44	$0.09	$0.41	$(0.10)

Weighted average common shares outstanding:
Basic — Class A Common Stock	195.571	193.262	195.910	193.733
Basic — Class B Common Stock	23.740	23.762	23.736	23.754

Diluted — Class A Common Stock	220.274	219.828	220.714	193.733
Diluted — Class B Common Stock	23.740	23.762	23.736	23.754
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106.2	$21.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	77.1	79.3
Stock-based compensation expense	25.4	22.3
Amortization of intangible and other assets	6.0	5.9
Loss on business sold	0.8	15.8
Deferred tax (benefit) provision	(28.7)	11.8
Equity in earnings of equity method investees, net of distributed earnings	(12.3)	3.1
(Gain) loss on disposal or impairment of long-lived assets, net	(1.4)	28.6
Write-down of inventory associated with the Australian Initiative	—	47.6
Impairment of intangible assets	—	21.8
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(204.5)	(76.0)
Inventories	91.3	(28.3)
Prepaid expenses and other current assets	1.0	9.7
Accounts payable	(11.5)	10.2
Accrued excise taxes	17.6	9.5
Other accrued expenses and liabilities	8.8	(65.5)
Other, net	21.6	59.1

Total adjustments	(8.8)	154.9

Net cash provided by operating activities	97.4	176.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	276.4	204.2
Proceeds from sales of assets	14.5	16.0
Purchases of property, plant and equipment	(65.1)	(52.0)
Investment in equity method investee	(0.5)	(0.6)
Purchase of business, net of cash acquired	—	0.6
Other investing activities	1.2	11.3

Net cash provided by investing activities	226.5	179.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(271.4)	(99.5)
Net repayment of notes payable	(60.2)	(281.0)
Exercise of employee stock options	9.0	19.2
Proceeds from employee stock purchases	2.3	2.9
Excess tax benefits from share-based payment awards	2.2	6.4

Net cash used in financing activities	(318.1)	(352.0)

Effect of exchange rate changes on cash and cash investments	0.8	0.1

NET INCREASE IN CASH AND CASH INVESTMENTS	6.6	4.4
CASH AND CASH INVESTMENTS, beginning of period	13.1	20.5

CASH AND CASH INVESTMENTS, end of period	$19.7	$24.9

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$—	$19.2
Liabilities assumed	—	(6.2)

Net assets acquired	—	13.0
Plus — payment of direct acquisition costs previously accrued	—	0.7
Plus — settlement of note payable	—	0.6
Less — cash received from seller	—	(11.3)
Less — cash acquired	—	(2.8)
Less — amount due to seller	—	(0.7)
Less — direct acquisition costs accrued	—	(0.1)

Net cash paid for purchase of business	$—	$(0.6)

Note receivable from sale of value spirits business	$60.0	$—

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
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

          Effective June 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB Opinion No. 28-1 (“FSP No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. 107-1 and APB No. 28-1 requires publicly traded companies to include the fair value disclosures required by Statement of Financial Accounting Standards No. 107 in their interim reporting periods. The adoption of FSP No. 107-1 and APB No. 28-1 did not have a material impact on the Company’s consolidated financial statements (see Note 5).
          Effective June 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events.” SFAS No. 165 establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated events and transactions through October 13, 2009, the date that the Company’s consolidated financial statements were issued.
3)       INVENTORIES:
          Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31,	February 28,
(in millions)	2009	2009
Raw materials and supplies	$63.4	$57.9
In-process inventories	1,142.9	1,218.4
Finished case goods	617.7	552.4

	$1,824.0	$1,828.7

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
          Certain of the Company’s derivative instruments do not qualify for SFAS No. 133 hedge accounting treatment; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of August 31, 2009, the Company had undesignated foreign currency contracts outstanding with a notional value of $499.3 million. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding at August 31, 2009 (see Note 9).
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
          Cash flow hedges:
          The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the prior assessment date immediately in the Company’s Consolidated Statements of Operations. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Operations. As of August 31, 2009, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $1,086.2 million. In addition, as of August 31, 2009, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 9).

          The Company records the fair value of its foreign currency and interest rate swap contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 15)). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Operations in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the amount related to the ineffective portion of this derivative instrument is immediately recognized in the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.
          The Company expects $2.9 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months. The amounts of hedge ineffectiveness associated with the Company’s designated cash flow hedge instruments recognized in the Company’s Consolidated Statements of Operations for the six months and three months ended August 31, 2009, were not material. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness.
          Fair value hedges:
          Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the six months and three months ended August 31, 2009.
          Net investment hedges:
          Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. In February 2009, the Company discontinued its net investment hedging relationship between the Company’s sterling senior notes and the Company’s investment in its U.K. subsidiary. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the six months and three months ended August 31, 2009.

          Fair values of derivative instruments:
          The fair values and locations of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	August 31,	Sheet	August 31,
	Location	2009	Location	2009
(in millions)
Derivative instruments designated as hedging instruments under SFAS No. 133
Foreign currency contracts
Current	Prepaid expenses and other	$35.9	Other accrued expenses and liabilities	$18.8
Long-term	Other assets, net	23.3	Other liabilities	10.7

Interest rate swap contracts
Current	Prepaid expenses and other	—	Other accrued expenses and liabilities	26.6

Total		59.2		56.1

Derivative instruments not designated as hedging instruments under SFAS No. 133
Foreign currency contracts
Current	Prepaid expenses and other	38.5	Other accrued expenses and liabilities	8.7
Long-term	Other assets, net	0.5	Other liabilities	0.4

Interest rate swap contracts
Current	Prepaid expenses and other	6.2	Other accrued expenses and liabilities	18.0

Total		45.2		27.1

Total derivative instruments		$104.4		$83.2

          The effect of the Company’s derivative instruments designated in SFAS No. 133 cash flow hedging relationships on its Consolidated Statements of Operations and Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

			Net
	Net		Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
SFAS No. 133 Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Six Months Ended August 31, 2009
Foreign currency contracts	$33.6	Sales	$5.4
Foreign currency contracts	12.5	Cost of product sold	0.4
Foreign currency contracts	7.7	Selling, general and administrative expenses	14.0
Interest rate swap contracts	(4.5)	Interest expense, net	(12.9)

Total	$49.3	Total	$6.9

For the Three Months Ended August 31, 2009
Foreign currency contracts	$2.5	Sales	$2.9
Foreign currency contracts	(0.3)	Cost of product sold	0.7
Foreign currency contracts	(0.2)	Selling, general and administrative expenses	(2.1)
Interest rate swap contracts	(1.3)	Interest expense, net	(7.1)

Total	$0.7	Total	$(5.6)

		Net
		Gain (Loss)
		Recognized
Derivative Instruments in	Location of Net Gain (Loss)	in Income
SFAS No. 133 Cash Flow	Recognized in Income	(Ineffective
Hedging Relationships	(Ineffective portion)	portion)
(in millions)
For the Six Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Three Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$0.2

          The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

		Net
Derivative Instruments not		Gain (Loss)
Designated as Hedging	Location of Net Gain (Loss)	Recognized
Instruments under SFAS No. 133	Recognized in Income	in Income
(in millions)
For the Six Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$8.0
Interest rate swap contracts	Interest expense, net	(0.7)

Total		$7.3

For the Three Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$5.3
Interest rate swap contracts	Interest expense, net	(0.4)

Total		$4.9

          Credit risk:
          The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2009, the fair value of derivative instruments in a net liability position due to counterparties was $52.6 million. If the Company were required to settle the net liability position under these derivative instruments on August 31, 2009, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
          Counterparty credit risk:
          Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of August 31, 2009, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of August 31, 2009, the fair value of derivative instruments in a net receivable position due from counterparties was $73.8 million.

5)       FAIR VALUE OF FINANCIAL INSTRUMENTS:
          The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.
          The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	August 31, 2009		February 28, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash investments	$19.7	$19.7	$13.1	$13.1
Accounts receivable	$787.3	$787.3	$524.6	$524.6
Foreign currency contracts	$98.2	$98.2	$78.7	$78.7
Interest rate swap contracts	$6.2	$6.2	$—	$—

Liabilities:
Notes payable to banks	$195.9	$195.9	$227.3	$227.3
Accounts payable	$298.5	$298.5	$288.7	$288.7
Long-term debt, including current portion	$3,968.2	$3,969.2	$4,206.3	$4,162.4
Foreign currency contracts	$38.6	$38.6	$71.1	$71.1
Interest rate swap contracts	$44.6	$44.6	$51.1	$51.1
          The following methods and assumptions are used to estimate the fair value of each class of financial instruments:
          Cash and cash investments, accounts receivable and accounts payable: The carrying amounts approximate fair value due to the short maturity of these instruments.
          Foreign currency contracts: The fair value is estimated using market-based inputs, obtained from independent pricing services, into valuation models (see “Fair Value Measurements” below).
          Interest rate swap contracts: The fair value is estimated based on quoted market prices from respective counterparties (see “Fair Value Measurements” below).
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

          Fair Value Measurements —
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
          The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2009, and February 28, 2009:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements as of August 31, 2009
Assets:
Foreign currency contracts	$—	$98.2	$—	$98.2
Interest rate swap contracts	$—	$6.2	$—	$6.2
Liabilities:
Foreign currency contracts	$—	$38.6	$—	$38.6
Interest rate swap contracts	$—	$44.6	$—	$44.6

Recurring Fair Value Measurements as of February 28, 2009
Assets:
Foreign currency contracts	$—	$78.7	$—	$78.7
Liabilities:
Foreign currency contracts	$—	$71.1	$—	$71.1
Interest rate swap contracts	$—	$51.1	$—	$51.1

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
6)       GOODWILL:
          The changes in the carrying amount of goodwill are as follows:

			Consolidations
	Constellation	Crown	and
(in millions)	Wines	Imports	Eliminations	Consolidated
Balance, February 29, 2008
Goodwill	$3,723.8	$13.0	$(13.0)	$3,723.8
Accumulated impairment losses	(599.9)	—	—	(599.9)

	3,123.9	13.0	(13.0)	3,123.9
Purchase accounting allocations	23.8	—	—	23.8
Foreign currency translation adjustments	(249.7)	—	—	(249.7)
Sale of businesses	(30.3)	—	—	(30.3)
Impairment of goodwill	(252.7)	—	—	(252.7)

Balance, February 28, 2009
Goodwill	3,467.6	13.0	(13.0)	3,467.6
Accumulated impairment losses	(852.6)	—	—	(852.6)

	2,615.0	13.0	(13.0)	2,615.0
Foreign currency translation adjustments	94.8	—	—	94.8
Sale of business	(158.5)	—	—	(158.5)

Balance, August 31, 2009
Goodwill	3,403.9	13.0	(13.0)	3,403.9
Accumulated impairment losses	(852.6)	—	—	(852.6)

	$2,551.3	$13.0	$(13.0)	$2,551.3

          For the year ended February 28, 2009, the changes in the carrying amount of goodwill consist of the following components. The Constellation Wines segment’s purchase accounting allocations totaling $23.8 million consist primarily of purchase accounting allocations associated with the acquisition of all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”) (the “BWE Acquisition”) of $14.5 million and purchase accounting allocations associated with the purchase of an immaterial business of $6.4 million. The Constellation Wines segment’s sale of businesses consists of (i) the Company’s reduction of goodwill in connection with the June 2008 sale of the Pacific Northwest Business (as defined below) and (ii) the impairment of goodwill on an asset group held for sale as of February 28, 2009, in connection with the March 2009 sale of the value spirits business (as discussed below). Lastly, the Constellation Wines segment’s impairment of goodwill consists of an impairment loss recorded in the fourth quarter of fiscal 2009 in connection with the Company’s performance of its annual goodwill impairment analysis, pursuant to the Company’s accounting policy. As a result of this analysis, the Company concluded that the carrying amount of goodwill assigned to the Constellation Wines segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations for the year ended February 28, 2009.
          For the six months ended August 31, 2009, the Constellation Wines segment’s sale of business consists of the Company’s reduction of goodwill in connection with the March 2009 sale of its value spirits business.

          Divestiture of Pacific Northwest Business —
          In June 2008, the Company sold certain businesses consisting of several of the California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In connection with the sale of the Pacific Northwest Business, the Company’s Constellation Wines segment recorded a loss of $23.2 million for the six months ended August 31, 2008, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. This loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
          Divestiture of the Value Spirits Business —
          In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. In connection with the classification of the value spirits business as an asset group held for sale as of February 28, 2009, the Company recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the year ended February 28, 2009. In the first quarter of fiscal 2010, the Company recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the six months ended August 31, 2009.
7)       INTANGIBLE ASSETS:
          The major components of intangible assets are as follows:

	August 31, 2009		February 28, 2009
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(in millions)	Amount	Amount	Amount	Amount
Amortizable intangible assets:
Customer relationships	$84.1	$71.0	$80.0	$70.3
Other	2.9	0.5	11.4	5.4

Total	$87.0	71.5	$91.4	75.7

Nonamortizable intangible assets:
Trademarks		947.4		915.2
Other		6.4		9.7

Total		953.8		924.9

Total intangible assets, net		$1,025.3		$1,000.6

          The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months and three months ended August 31, 2009, and August 31, 2008. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.8 million and $2.6 million for the six months ended August 31, 2009, and August 31, 2008, respectively, and $1.4 million and $1.2 million for the three months ended August 31, 2009, and August 31, 2008, respectively. Estimated amortization expense for the remaining six months of fiscal 2010 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2010	$2.9
2011	$5.5
2012	$4.9
2013	$4.8
2014	$4.8
2015	$4.8
Thereafter	$43.8

          During August 2008, as a result of the streamlining of the Company’s Australian wine product portfolio in connection with the Constellation Wines segment’s Australian Initiative (as defined in Note 16), the Company determined it was necessary to perform a review for impairment of its Australian long-lived assets and indefinite lived intangible assets. The Company determined that its Australian indefinite lived intangible assets, which consist of trademarks, were impaired due to the revised lower revenue forecasts associated with the streamlining of the Australian wine product portfolio. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The estimated fair values were determined using a relief-from-royalty valuation model applied to the projected trademark revenues. As a result of this review, the Company recorded an impairment loss of $21.8 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations for the six months and three months ended August 31, 2008. No instances of impairment were noted on the Company’s indefinite lived intangible assets for the six months and three months ended August 31, 2009.
8)       INVESTMENT IN EQUITY METHOD INVESTEES:
          Crown Imports:
          Constellation Beers Ltd. (“Constellation Beers”) (previously known as Barton Beers, Ltd.), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., each have, directly or indirectly, equal interests in a joint venture, Crown Imports LLC (“Crown Imports”). Crown Imports has the exclusive right to import, market and sell Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the U.S. and Guam. In addition, Crown Imports also has the exclusive rights to import, market and sell the Tsingtao and St. Pauli Girl brands in the U.S.
          The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of August 31, 2009, and February 28, 2009, the Company’s investment in Crown Imports was $148.3 million and $136.9 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $123.7 million and $144.3 million of cash distributions from Crown Imports for the six months ended August 31, 2009, and August 31, 2008, respectively, all of which represent distributions of earnings.
          Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the six months and three months ended August 31, 2009, and August 31, 2008, were not material. In addition, as of August 31, 2009, and February 28, 2009, amounts receivable from Crown Imports were not material.

          Matthew Clark:
          The Company and Punch Taverns plc each have, directly or indirectly, equal interests in a joint venture (“Matthew Clark”) which consists of a U.K. wholesale business.
          The Company accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of August 31, 2009, and February 28, 2009, the Company’s investment in Matthew Clark was $35.1 million and $28.8 million, respectively. The Company did not receive any cash distributions from Matthew Clark for the six months ended August 31, 2009, and August 31, 2008.
          Amounts sold to Matthew Clark for the six months and three months ended August 31, 2009, and August 31, 2008, were not material. As of August 31, 2009, and February 28, 2009, amounts receivable from Matthew Clark were not material.
          Ruffino:
          The Company has a 40% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company. The Company does not have a controlling interest in Ruffino or exert any managerial control. The Company accounts for the investment in Ruffino under the equity method; accordingly, the results of operations of Ruffino are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of August 31, 2009, and February 28, 2009, the Company’s investment in Ruffino was $27.5 million and $24.8 million, respectively. In connection with the Company’s December 2004 investment in Ruffino, the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to sell to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010, with the closing date for the sale of the ownership interests to occur as soon as reasonably practicable after the date of exercise of each option, but no earlier than May 15, 2010. The price of one of the options, which represents an incremental 9.9% interest in Ruffino, is subject to a specified minimum value of €23.5 million ($33.7 million as of August 31, 2009). The other option, which represents the remaining 50.1% interest in Ruffino, is not subject to a specified minimum value.
          The Company’s Constellation Wines segment distributes Ruffino’s products, primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the six months and three months ended August 31, 2009, and August 31, 2008, were not material. As of August 31, 2009, and February 28, 2009, amounts payable to Ruffino were not material.
          The following table presents summarized financial information for the Company’s Crown Imports equity method investment and the other material equity method investments discussed above. The amounts shown represent 100% of these equity method investments’ results of operations.

	Crown
(in millions)	Imports	Other	Total
For the Six Months Ended August 31, 2009
Net sales	$1,328.8	$529.8	$1,858.6
Gross profit	$405.4	$71.6	$477.0
Income from continuing operations	$270.2	$5.2	$275.4
Net income	$270.2	$5.2	$275.4

	Crown
(in millions)	Imports	Other	Total
For the Six Months Ended August 31, 2008
Net sales	$1,404.6	$602.1	$2,006.7
Gross profit	$424.4	$94.9	$519.3
Income from continuing operations	$288.2	$3.4	$291.6
Net income	$288.2	$3.4	$291.6

For the Three Months Ended August 31, 2009
Net sales	$693.0	$274.7	$967.7
Gross profit	$209.6	$37.4	$247.0
Income from continuing operations	$144.5	$4.0	$148.5
Net income	$144.5	$4.0	$148.5

For the Three Months Ended August 31, 2008
Net sales	$732.1	$302.1	$1,034.2
Gross profit	$220.0	$44.9	$264.9
Income from continuing operations	$148.8	$0.5	$149.3
Net income	$148.8	$0.5	$149.3
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
          As of August 31, 2009, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of fiscal 2010 and for each of the four succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2010	$—	$—	$—
2011	171.1	—	171.1
2012	150.0	3.4	153.4
2013	—	613.1	613.1
2014	—	611.5	611.5

	$321.1	$1,228.0	$1,549.1

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of August 31, 2009, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
          As of August 31, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $321.1 million bearing an interest rate of 1.6%, tranche B term loans of $1,228.0 million bearing an interest rate of 1.8%, revolving loans of $93.2 million bearing an interest rate of 1.5%, outstanding letters of credit of $35.9 million, and $770.9 million in revolving loans available to be drawn.
          In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company has fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through fiscal 2010. For the six months ended August 31, 2009, and August 31, 2008, the Company reclassified net losses of $12.9 million and $5.6 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. For the three months ended August 31, 2009, and August 31, 2008, the Company reclassified net losses of $7.1 million and $3.2 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. This non-cash operating activity is included in other, net in the Company’s Consolidated Statements of Cash Flows.

          Subsidiary credit facilities —
          The Company has additional credit arrangements totaling $345.9 million and $334.6 million as of August 31, 2009, and February 28, 2009, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2009, and February 28, 2009, amounts outstanding under these arrangements were $127.4 million and $193.9 million, respectively.
10)     INCOME TAXES:
          The Company’s effective tax rate for the six months ended August 31, 2009, of 52.7%, resulted primarily from $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill, partially offset by a decrease in uncertain tax positions of $16.7 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2010. The Company’s effective tax rate for the six months ended August 31, 2008, of 74.9%, was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2009.
          The Company’s effective tax rate for the three months ended August 31, 2009, of 31.3%, resulted primarily from a decrease in uncertain tax positions of $16.7 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2010. The Company’s effective tax rate for the three months ended August 31, 2008, of 308.3%, was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2009.
          The effective tax rate for the six months and three months ended August 31, 2009, includes the recognition of $16.7 million of previously unrecognized tax benefits and accrued interest due to the resolution of various tax matters during the periods indicated. The decrease in uncertain tax positions is due to the Company’s determination that certain tax positions have been effectively settled.

11)     DEFINED BENEFIT PENSION PLANS:
          Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2009	2008	2009	2008
Service cost	$1.1	$2.6	$0.6	$1.3
Interest cost	10.7	14.1	5.6	7.0
Expected return on plan assets	(12.5)	(16.7)	(6.6)	(8.3)
Amortization of prior service cost	—	0.1	—	0.1
Recognized net actuarial loss	2.2	4.1	1.2	2.0
Recognized loss due to curtailment	—	0.4	—	(0.1)
Recognized net loss due to settlement	1.1	8.3	1.1	8.3

Net periodic benefit cost	$2.6	$12.9	$1.9	$10.3

          In connection with the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, the Company recognized a settlement loss and curtailment loss of $9.2 million and $0.4 million, respectively, during the six months ended August 31, 2008, associated with the settlement of the related pension and postretirement obligations.
          Contributions of $3.7 million have been made by the Company to fund its defined benefit pension plans for the six months ended August 31, 2009. The Company presently anticipates contributing an additional $3.9 million to fund its defined benefit pension plans during the year ending February 28, 2010, resulting in total employer contributions of $7.6 million for the year ending February 28, 2010.
12)     STOCKHOLDERS’ EQUITY:
          Class A Common Stock and Class 1 Common Stock —
          In July 2009, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 315,000,000 shares to 322,000,000 shares, and the number of authorized shares of Class 1 Common Stock from 15,000,000 shares to 25,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company’s common and preferred stock to 378,000,000 shares.
          Long-term stock incentive plan —
          In July 2009, the stockholders of the Company approved, among other things, an increase in the aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan from 94,000,000 shares to 108,000,000 shares.

13)     EARNINGS PER COMMON SHARE:
          The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share — basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share — diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share — diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share — diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share — diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the six months ended August 31, 2009, and August 31, 2008, earnings per common share — diluted has been calculated using the if-converted method. For the three months ended August 31, 2009, and August 31, 2008, earnings (loss) per common share — diluted for Class A Common Stock has been calculated using the if-converted method and the two-class computation method, respectively. Earnings per common share — diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
          The computation of basic and diluted earnings (loss) per common share is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions, except per share data)	2009	2008	2009	2008
Income (loss) available to common stockholders	$106.2	$21.9	$99.7	$(22.7)

Weighted average common shares outstanding — basic:
Class A Common Stock	195.571	193.262	195.910	193.733

Class B Convertible Common Stock	23.740	23.762	23.736	23.754

Weighted average common shares outstanding — diluted:
Class A Common Stock	195.571	193.262	195.910	193.733
Class B Convertible Common Stock	23.740	23.762	23.736	—
Stock-based awards, primarily stock options	0.963	2.804	1.068	—

Weighted average common shares outstanding — diluted	220.274	219.828	220.714	193.733

Earnings (loss) per common share — basic:
Class A Common Stock	$0.49	$0.10	$0.46	$(0.11)

Class B Convertible Common Stock	$0.44	$0.09	$0.42	$(0.10)

Earnings (loss) per common share — diluted:
Class A Common Stock	$0.48	$0.10	$0.45	$(0.11)

Class B Convertible Common Stock	$0.44	$0.09	$0.41	$(0.10)

          For the six months ended August 31, 2009, and August 31, 2008, stock-based awards, primarily stock options, which could result in the issuance of 32.8 million and 26.0 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share — diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2009, stock-based awards, primarily stock options, which could result in the issuance of 32.5 million shares of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share — diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2008, the computation of loss per common share — diluted for Class A Common Stock excluded 23.8 million shares of Class B Convertible Common Stock and outstanding stock-based awards, primarily stock options, which could result in the issuance of 25.8 million shares of Class A Common Stock because the inclusion of such potentially dilutive common shares would have been antidilutive.
14)     STOCK-BASED COMPENSATION:
          The Company recorded $25.4 million and $22.3 million of stock-based compensation cost in its Consolidated Statements of Operations for the six months ended August 31, 2009, and August 31, 2008, respectively. The Company recorded $13.2 million and $11.5 million of stock-based compensation cost in its Consolidated Statements of Operations for the three months ended August 31, 2009, and August 31, 2008, respectively. Of the $25.4 million, $3.9 million is related to the granting of 7.6 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors during the year ending February 28, 2010. The remainder is related primarily to the amortization of employee and nonemployee director stock options granted during the years ended February 28, 2009, February 29, 2008, and February 28, 2007.
15)     COMPREHENSIVE INCOME (LOSS):
          Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments and pension/postretirement adjustments. The reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Before Tax	Tax (Expense)	Net of Tax
(in millions)	Amount	Benefit	Amount
For the Six Months Ended August 31, 2009
Net income			$106.2
Other comprehensive income (loss):
Foreign currency translation adjustments	$429.4	$(3.8)	425.6
Unrealized gain on cash flow hedges:
Net derivative gains	74.1	(24.8)	49.3
Reclassification adjustments	(13.6)	6.6	(7.0)

Net gain recognized in other comprehensive income	60.5	(18.2)	42.3
Pension/postretirement
Net losses arising during the period	(10.7)	2.9	(7.8)
Reclassification adjustments	2.2	(0.5)	1.7

Net loss recognized in other comprehensive income	(8.5)	2.4	(6.1)

Other comprehensive income	$481.4	$(19.6)	461.8

Total comprehensive income			$568.0

	Before Tax	Tax (Expense)	Net of Tax
(in millions)	Amount	Benefit	Amount
For the Six Months Ended August 31, 2008
Net income			$21.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(197.4)	$(1.7)	(199.1)
Unrealized gain on cash flow hedges:
Net derivative gains	29.4	(13.6)	15.8
Reclassification adjustments	4.4	(1.1)	3.3

Net gain recognized in other comprehensive income	33.8	(14.7)	19.1
Pension/postretirement:
Net gains arising during the period	10.7	(3.2)	7.5
Reclassification adjustments	13.1	(3.7)	9.4

Net gain recognized in other comprehensive income	23.8	(6.9)	16.9

Other comprehensive loss	$(139.8)	$(23.3)	(163.1)

Total comprehensive loss			$(141.2)

For the Three Months Ended August 31, 2009
Net income			$99.7
Other comprehensive income (loss):
Foreign currency translation adjustments	$59.9	$0.9	60.8
Unrealized gain on cash flow hedges:
Net derivative gains	9.4	(8.7)	0.7
Reclassification adjustments	6.4	(1.0)	5.4

Net gain recognized in other comprehensive income	15.8	(9.7)	6.1
Pension/postretirement:
Net losses arising during the period	(0.5)	—	(0.5)
Reclassification adjustments	2.2	(0.6)	1.6

Net loss recognized in other comprehensive income	1.7	(0.6)	1.1

Other comprehensive income	$77.4	$(9.4)	68.0

Total comprehensive income			$167.7

For the Three Months Ended August 31, 2008
Net loss			$(22.7)
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(212.3)	$(2.7)	(215.0)
Unrealized loss on cash flow hedges:
Net derivative losses	(1.2)	(3.0)	(4.2)
Reclassification adjustments	0.7	(0.6)	0.1

Net loss recognized in other comprehensive income	(0.5)	(3.6)	(4.1)
Pension/postretirement:
Net gains arising during the period	9.6	(2.9)	6.7
Reclassification adjustments	10.9	(3.1)	7.8

Net gain recognized in other comprehensive income	20.5	(6.0)	14.5

Other comprehensive loss	$(192.3)	$(12.3)	(204.6)

Total comprehensive loss			$(227.3)

          Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	(Losses)	Pension/	Other
	Translation	Gains on	Postretirement	Comprehensive
(in millions)	Adjustments	Derivatives	Adjustments	Income
Balance, February 28, 2009	$175.4	$(29.0)	$(52.2)	$94.2
Current period change	425.6	42.3	(6.1)	461.8

Balance, August 31, 2009	$601.0	$13.3	$(58.3)	$556.0

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

          Fiscal 2008 Plan —
          During November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition. These initiatives are collectively referred to as the Fiscal 2008 Plan. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the majority of the related cash expenditures to be completed by February 28, 2011.
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
          The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocation costs and costs for employee terminations. In connection with the Australian Initiative, the Company recorded restructuring charges on its Consolidated Statements of Operations for the year ended February 28, 2009, of $46.5 million which represented non-cash charges related to the write-down of property, plant and equipment, held for sale. Of this $46.5 million, $31.5 million was recorded on the Company’s Consolidated Statements of Operations for the six months and three months ended August 31, 2008. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the six months and three months ended August 31, 2009, is $0.7 million of net gains related to the sale of property, plant and equipment, held for sale (which are excluded from the restructuring liability rollforward table below). As of August 31, 2009, the Company had $34.9 million of Australian assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be completed by February 28, 2011.
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

          Restructuring charges consisting of employee termination benefit costs, contract termination costs, and other associated costs are accounted for under either Statement of Financial Accounting Standards No. 112 (“SFAS No. 112”), “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statement No. 35,” or Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, as appropriate. Employee termination benefit costs are accounted for under SFAS No. 112, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs such as costs to provide continuing health insurance, and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs are accounted for under SFAS No. 146. Per SFAS No. 146, contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Per SFAS No. 146, other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.
          Details of each plan for which the Company expects to incur additional costs are presented separately in the following table. Plans for which exit activities were completed prior to March 1, 2009, are reported below under “Other Plans.” These plans include the Vincor Plan, the Fiscal 2006 Plan, the Robert Mondavi Plan and certain other immaterial restructuring activities.

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
(in millions)	Initiative	Initiative	Plan	Plan	Plans	Total
Restructuring liability, February 28, 2009	$—	$1.2	$8.5	$3.2	$9.8	$22.7

Restructuring charges:
Employee termination benefit costs	17.3	0.5	(0.5)	—	(0.2)	17.1
Contract termination costs	0.5	0.8	0.2	—	—	1.5
Facility consolidation/relocation costs	0.1	0.2	—	—	—	0.3

Restructuring charges, May 31, 2009	17.9	1.5	(0.3)	—	(0.2)	18.9
Employee termination benefit costs	2.9	0.3	—	—	—	3.2
Contract termination costs	0.1	0.3	—	—	—	0.4
Facility consolidation/relocation costs	0.1	—	0.2	—	—	0.3

Restructuring charges, August 31, 2009	3.1	0.6	0.2	—	—	3.9

Total restructuring charges	21.0	2.1	(0.1)	—	(0.2)	22.8

Cash expenditures	(13.8)	(3.6)	(3.5)	(3.2)	(4.5)	(28.6)

Foreign currency translation adjustments	0.8	1.1	0.3	0.3	0.2	2.7

Restructuring liability, August 31, 2009	$8.0	$0.8	$5.2	$0.3	$5.3	$19.6

          In connection with the Company’s BWE Acquisition, Vincor Acquisition and the acquisition of all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of August 31, 2009, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $4.8 million, $0.7 million and $1.5 million, respectively. As of February 28, 2009, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $6.3 million, $0.7 million and $2.7 million, respectively.

          For the six months ended August 31, 2009, employee termination benefit costs include a reversal of prior accruals of $1.0 million associated with the Fiscal 2008 Plan and other immaterial restructuring activities.
          In addition, the following table presents other costs incurred in connection with the Company’s restructuring activities:

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
(in millions)	Initiative	Initiative	Plan	Plan	Plans	Total
For the Six Months Ended August 31, 2009
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	$7.3	$1.7	$—	$8.4	$0.4	$17.8

Asset write-down/other costs (selling, general and administrative expenses)	$21.7	$1.7	$0.1	$0.6	$—	$24.1

Acquisition-related integration costs	$—	$—	$0.1	$—	$—	$0.1

For the Six Months Ended August 31, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$48.2	$3.4	$2.3	$—	$53.9

Asset write-down/other costs (selling, general and administrative expenses)	$—	$1.8	$0.8	$2.5	$0.1	$5.2

Asset impairment (impairment of intangible assets)	$—	$21.8	$—	$—	$—	$21.8

Acquisition-related integration costs	$—	$—	$5.2	$—	$0.9	$6.1

For the Three Months Ended August 31, 2009
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	$7.2	$0.5	$—	$5.3	$—	$13.0

Asset write-down/other costs (selling, general and administrative expenses)	$8.5	$1.2	$—	$0.5	$—	$10.2

Acquisition-related integration costs	$—	$—	$—	$—	$—	$—

For the Three Months Ended August 31, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$—	$48.2	$0.6	$1.1	$—	$49.9

Asset write-down/other costs (selling, general and administrative expenses)	$—	$1.8	$0.1	$1.7	$0.1	$3.7

Asset impairment (impairment of intangible assets)	$—	$21.8	$—	$—	$—	$21.8

Acquisition-related integration costs	$—	$—	$1.4	$—	$0.4	$1.8

          A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
(in millions)	Initiative	Initiative	Plan	Plan	Plans
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$20.2	$8.8	$8.7	$4.3	$37.9
Contract termination costs	0.6	1.6	1.4	24.0	0.5
Facility consolidation/relocation costs	0.2	0.9	1.1	—	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	—	45.8	—	—	—

Total restructuring charges	21.0	57.1	11.2	28.3	40.1

Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	7.3	59.2	17.9	20.6	23.5
Asset write-down/other costs (selling, general and administrative expenses)	21.7	6.6	2.5	31.1	5.0
Asset impairment (impairment of goodwill and intangible assets)	—	21.8	7.4	—	0.4
Acquisition-related integration costs	—	—	12.3	—	57.7

Total other costs	29.0	87.6	40.1	51.7	86.6

Total costs incurred to date	$50.0	$144.7	$51.3	$80.0	$126.7

Total expected costs
Restructuring charges:
Employee termination benefit costs	$25.4	$11.3	$8.7	$4.3	$37.9
Contract termination costs	35.4	2.1	1.4	24.0	0.5
Facility consolidation/relocation costs	1.9	2.2	3.5	—	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	—	45.3	—	—	—

Total restructuring charges	62.7	60.9	13.6	28.3	40.1

Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	23.7	62.6	17.9	22.9	23.5
Asset write-down/other costs (selling, general and administrative expenses)	36.4	21.5	3.2	32.1	5.0
Asset impairment (impairment of goodwill and intangible assets)	—	21.8	7.4	—	0.4
Acquisition-related integration costs	—	—	14.5	—	57.7

Total other costs	60.1	105.9	43.0	55.0	86.6

Total expected costs	$122.8	$166.8	$56.6	$83.3	$126.7

17)     ACQUISITION-RELATED INTEGRATION COSTS:
          For the six months ended August 31, 2009, the Company recorded $0.1 million of acquisition-related integration costs associated with the Fiscal 2008 Plan. The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other one-time costs such as external services and consulting fees. For the six months ended August 31, 2009, acquisition-related integration costs consists of $0.1 million of facilities and other one-time costs. For the six months and three months ended August 31, 2008, the Company recorded $6.1 million and $1.8 million, respectively, of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan.
18)     CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
          The following information sets forth the condensed consolidating balance sheets as of August 31, 2009, and February 28, 2009, the condensed consolidating statements of operations for the six months and three months ended August 31, 2009, and August 31, 2008, and the condensed consolidating statements of cash flows for the six months ended August 31, 2009, and August 31, 2008, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Balance Sheet at August 31, 2009
Current assets:
Cash and cash investments	$0.7	$4.1	$14.9	$—	$19.7
Accounts receivable, net	370.6	37.2	379.5	—	787.3
Inventories	112.2	900.9	820.1	(9.2)	1,824.0
Prepaid expenses and other	12.6	107.2	62.3	5.5	187.6
Intercompany receivable (payable)	160.2	(228.6)	68.4	—	—

Total current assets	656.3	820.8	1,345.2	(3.7)	2,818.6
Property, plant and equipment, net	48.5	802.9	771.1	—	1,622.5
Investments in subsidiaries	6,089.8	118.1	—	(6,207.9)	—
Goodwill	—	1,986.0	565.3	—	2,551.3
Intangible assets, net	—	684.8	340.5	—	1,025.3
Other assets, net	89.8	218.9	106.8	0.7	416.2

Total assets	$6,884.4	$4,631.5	$3,128.9	$(6,210.9)	$8,433.9

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Current liabilities:
Notes payable to banks	$93.2	$—	$102.7	$—	$195.9
Current maturities of long-term debt	275.1	1.5	0.8	—	277.4
Accounts payable	11.7	112.0	174.8	—	298.5
Accrued excise taxes	16.1	—	65.5	—	81.6
Other accrued expenses and liabilities	165.7	192.1	214.1	3.5	575.4

Total current liabilities	561.8	305.6	557.9	3.5	1,428.8
Long-term debt, less current maturities	3,670.1	6.2	14.5	—	3,690.8
Deferred income taxes	1.6	447.9	77.5	0.7	527.7
Other liabilities	135.6	39.3	96.4	—	271.3
Stockholders’ equity:
Preferred stock	—	9.0	1,430.9	(1,439.9)	—
Class A and Class B Convertible Common Stock	2.5	100.7	184.0	(284.7)	2.5
Additional paid-in capital	1,458.4	1,280.3	1,269.0	(2,549.3)	1,458.4
Retained earnings	1,109.7	2,423.3	(1,102.4)	(1,320.9)	1,109.7
Accumulated other comprehensive income	556.0	19.2	601.1	(620.3)	556.0
Treasury stock	(611.3)	—	—	—	(611.3)

Total stockholders’ equity	2,515.3	3,832.5	2,382.6	(6,215.1)	2,515.3

Total liabilities and stockholders’ equity	$6,884.4	$4,631.5	$3,128.9	$(6,210.9)	$8,433.9

Condensed Consolidating Balance Sheet at February 28, 2009
Current assets:
Cash and cash investments	$2.3	$3.7	$7.1	$—	$13.1
Accounts receivable, net	198.9	73.3	252.4	—	524.6
Inventories	43.1	1,125.7	668.6	(8.7)	1,828.7
Prepaid expenses and other	4.9	117.8	41.7	3.7	168.1
Intercompany receivable (payable)	681.4	(800.8)	119.4	—	—

Total current assets	930.6	519.7	1,089.2	(5.0)	2,534.5
Property, plant and equipment, net	47.0	854.4	646.1	—	1,547.5
Investments in subsidiaries	5,406.4	100.4	—	(5,506.8)	—
Goodwill	—	2,144.5	470.5	—	2,615.0
Intangible assets, net	—	720.4	280.2	—	1,000.6
Other assets, net	38.3	215.9	88.8	(4.1)	338.9

Total assets	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Current liabilities:
Notes payable to banks	$67.2	$—	$160.1	$—	$227.3
Current maturities of long-term debt	224.3	2.9	8.0	—	235.2
Accounts payable	4.0	123.6	161.1	—	288.7
Accrued excise taxes	5.7	16.1	35.8	—	57.6
Other accrued expenses and liabilities	129.0	213.6	173.2	1.8	517.6

Total current liabilities	430.2	356.2	538.2	1.8	1,326.4
Long-term debt, less current maturities	3,951.2	7.2	12.7	—	3,971.1
Deferred income taxes	—	488.1	59.6	(4.1)	543.6
Other liabilities	132.6	48.0	106.5	—	287.1
Stockholders’ equity:
Preferred stock	—	9.0	1,430.9	(1,439.9)	—
Class A and Class B Convertible Common Stock	2.5	100.7	184.0	(284.7)	2.5
Additional paid-in capital	1,426.3	1,280.3	1,245.0	(2,525.3)	1,426.3
Retained earnings	1,003.5	2,259.8	(1,137.5)	(1,122.3)	1,003.5
Accumulated other comprehensive income	94.2	6.0	135.4	(141.4)	94.2
Treasury stock	(618.2)	—	—	—	(618.2)

Total stockholders’ equity	1,908.3	3,655.8	1,857.8	(5,513.6)	1,908.3

Total liabilities and stockholders’ equity	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2009
Sales	$285.8	$940.4	$1,020.6	$(152.3)	$2,094.5
Less — excise taxes	(74.2)	(57.1)	(294.8)	—	(426.1)

Net sales	211.6	883.3	725.8	(152.3)	1,668.4
Cost of product sold	(101.8)	(524.4)	(563.6)	99.7	(1,090.1)

Gross profit	109.8	358.9	162.2	(52.6)	578.3
Selling, general and administrative expenses	(121.5)	(139.3)	(125.1)	51.5	(334.4)
Impairment of intangible assets	—	—	—	—	—
Restructuring charges	0.4	(11.3)	(11.2)	—	(22.1)
Acquisition-related integration costs	—	(0.1)	—	—	(0.1)

Operating (loss) income	(11.3)	208.2	25.9	(1.1)	221.7
Equity in earnings of equity method investees and subsidiaries	203.8	138.4	1.9	(208.1)	136.0
Interest expense, net	(108.7)	(21.6)	(3.1)	—	(133.4)

Income before income taxes	83.8	325.0	24.7	(209.2)	224.3
Benefit from (provision for) income taxes	22.4	(161.5)	20.1	0.9	(118.1)

Net income	$106.2	$163.5	$44.8	$(208.3)	$106.2

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2008
Sales	$266.9	$1,232.1	$1,164.9	$(212.7)	$2,451.2
Less — excise taxes	(36.3)	(223.0)	(303.6)	—	(562.9)

Net sales	230.6	1,009.1	861.3	(212.7)	1,888.3
Cost of product sold	(120.4)	(628.4)	(659.7)	155.0	(1,253.5)

Gross profit	110.2	380.7	201.6	(57.7)	634.8
Selling, general and administrative expenses	(131.2)	(159.9)	(222.5)	54.9	(458.7)
Impairment of intangible assets	—	—	(21.8)	—	(21.8)
Restructuring charges	—	(0.7)	(35.3)	—	(36.0)
Acquisition-related integration costs	(0.1)	(5.3)	(0.7)	—	(6.1)

Operating (loss) income	(21.1)	214.8	(78.7)	(2.8)	112.2
Equity in earnings (loss) of equity method investees and subsidiaries	106.2	134.1	(1.7)	(96.4)	142.2
Interest expense, net	(118.3)	(38.3)	(10.7)	—	(167.3)

(Loss) income before income taxes	(33.2)	310.6	(91.1)	(99.2)	87.1
Benefit from (provision for) income taxes	55.1	(125.3)	4.6	0.4	(65.2)

Net income (loss)	$21.9	$185.3	$(86.5)	$(98.8)	$21.9

Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2009
Sales	$102.3	$504.5	$536.4	$(52.5)	$1,090.7
Less — excise taxes	(27.7)	(33.7)	(152.5)	—	(213.9)

Net sales	74.6	470.8	383.9	(52.5)	876.8
Cost of product sold	(23.7)	(275.8)	(294.1)	26.4	(567.2)

Gross profit	50.9	195.0	89.8	(26.1)	309.6
Selling, general and administrative expenses	(58.3)	(66.4)	(70.4)	27.3	(167.8)
Impairment of intangible assets	—	—	—	—	—
Restructuring charges	—	(0.7)	(2.5)	—	(3.2)
Acquisition-related integration costs	—	—	—	—	—

Operating (loss) income	(7.4)	127.9	16.9	1.2	138.6
Equity in earnings of equity method investees and subsidiaries	127.9	73.0	1.9	(129.6)	73.2
Interest expense, net	(50.1)	(14.7)	(1.8)	—	(66.6)

Income before income taxes	70.4	186.2	17.0	(128.4)	145.2
Benefit from (provision for) income taxes	29.3	(84.6)	9.4	0.4	(45.5)

Net income	$99.7	$101.6	$26.4	$(128.0)	$99.7

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2008
Sales	$129.5	$623.6	$593.8	$(107.7)	$1,239.2
Less — excise taxes	(16.7)	(114.2)	(151.8)	—	(282.7)

Net sales	112.8	509.4	442.0	(107.7)	956.5
Cost of product sold	(56.0)	(311.4)	(359.1)	75.8	(650.7)

Gross profit	56.8	198.0	82.9	(31.9)	305.8
Selling, general and administrative expenses	(69.4)	(46.6)	(138.1)	28.9	(225.2)
Impairment of intangible assets	—	—	(21.8)	—	(21.8)
Restructuring charges	—	(0.4)	(35.1)	—	(35.5)
Acquisition-related integration costs	(0.1)	(1.5)	(0.2)	—	(1.8)

Operating (loss) income	(12.7)	149.5	(112.3)	(3.0)	21.5
Equity in earnings (loss) of equity method investees and subsidiaries	11.7	68.2	(3.7)	(6.1)	70.1
Interest expense, net	(59.7)	(15.6)	(5.4)	—	(80.7)

(Loss) income before income taxes	(60.7)	202.1	(121.4)	(9.1)	10.9
Benefit from (provision for) income taxes	38.0	(79.8)	7.6	0.6	(33.6)

Net (loss) income	$(22.7)	$122.3	$(113.8)	$(8.5)	$(22.7)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2009
Net cash (used in) provided by operating activities	$(198.5)	$247.4	$48.5	$—	$97.4

Cash flows from investing activities:
Proceeds from sale of business	—	262.1	14.3	—	276.4
Proceeds from sales of assets	—	0.1	14.4	—	14.5
Purchases of property, plant and equipment	(2.8)	(41.7)	(20.6)	—	(65.1)
Investment in equity method investee	—	(0.5)	—	—	(0.5)
Purchase of business, net of cash acquired	—	—	—	—	—
Other investing activities	1.0	—	0.2	—	1.2

Net cash (used in) provided by investing activities	(1.8)	220.0	8.3	—	226.5

Cash flows from financing activities:
Intercompany financings, net	420.5	(464.9)	44.4	—	—
Principal payments of long-term debt	(261.3)	(2.1)	(8.0)	—	(271.4)
Net proceeds from (repayment of) notes payable	26.0	—	(86.2)	—	(60.2)
Exercise of employee stock options	9.0	—	—	—	9.0
Proceeds from employee stock purchases	2.3	—	—	—	2.3
Excess tax benefits from share-based payment awards	2.2	—	—	—	2.2

Net cash provided by (used in) financing activities	198.7	(467.0)	(49.8)	—	(318.1)

Effect of exchange rate changes on cash and cash investments	—	—	0.8	—	0.8

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Net (decrease) increase in cash and cash investments	(1.6)	0.4	7.8	—	6.6
Cash and cash investments, beginning of period	2.3	3.7	7.1	—	13.1

Cash and cash investments, end of period	$0.7	$4.1	$14.9	$—	$19.7

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2008
Net cash (used in) provided by operating activities	$(117.8)	$346.3	$(51.7)	$—	$176.8

Cash flows from investing activities:
Proceeds from sale of business	(2.4)	206.6	—	—	204.2
Proceeds from sales of assets	—	0.3	15.7	—	16.0
Purchases of property, plant and equipment	(1.5)	(21.2)	(29.3)	—	(52.0)
Investment in equity method investee	—	(0.6)	—	—	(0.6)
Purchase of business, net of cash acquired	(0.5)	10.9	(9.8)	—	0.6
Other investing activities	—	11.3	—	—	11.3

Net cash (used in) provided by investing activities	(4.4)	207.3	(23.4)	—	179.5

Cash flows from financing activities:
Intercompany financings, net	476.7	(550.0)	73.3	—	—
Principal payments of long-term debt	(91.7)	(5.4)	(2.4)	—	(99.5)
Net (repayment of) proceeds from notes payable	(290.0)	—	9.0	—	(281.0)
Exercise of employee stock options	19.2	—	—	—	19.2
Proceeds from employee stock purchases	2.9	—	—	—	2.9
Excess tax benefits from share-based payment awards	6.4	—	—	—	6.4

Net cash provided by (used in) financing activities	123.5	(555.4)	79.9	—	(352.0)

Effect of exchange rate changes on cash and cash investments	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash investments	1.3	(1.8)	4.9	—	4.4
Cash and cash investments, beginning of period	0.3	2.8	17.4	—	20.5

Cash and cash investments, end of period	$1.6	$1.0	$22.3	$—	$24.9

19)     BUSINESS SEGMENT INFORMATION:
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

          For the six months and three months ended August 31, 2009, and August 31, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist of:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2009	2008	2009	2008
Cost of Product Sold
Accelerated depreciation	$14.0	$6.3	$11.1	$2.3
Flow through of inventory step-up	5.2	10.6	2.5	4.3
Inventory write-downs	1.0	47.6	0.6	47.6
Other	2.8	0.1	1.3	—

Cost of Product Sold	23.0	64.6	15.5	54.2

Selling, General and Administrative Expenses
Net gain on sale of value spirits business	(0.2)	—	—	—
Loss (gain) on sale of Pacific Northwest Business	—	23.2	—	(0.2)
Loss on sale of nonstrategic assets	—	8.3	—	7.8
Other costs	24.1	5.2	10.2	3.7

Selling, General and Administrative Expenses	23.9	36.7	10.2	11.3

Impairment of Intangible Assets	—	21.8	—	21.8

Restructuring Charges	22.1	36.0	3.2	35.5

Acquisition-Related Integration Costs	0.1	6.1	—	1.8

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$69.1	$165.2	$28.9	$124.6

          For the six months and three months ended August 31, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees of $4.1 million consist of an impairment loss of an Australian investment.
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

          Segment information is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2009	2008	2009	2008
Constellation Wines:
Net sales:
Branded wine	$1,440.3	$1,547.8	$752.4	$782.1
Spirits	125.0	214.7	64.9	109.1
Other	103.1	125.8	59.5	65.3

Net sales	$1,668.4	$1,888.3	$876.8	$956.5
Segment operating income	$335.5	$327.6	$187.9	$172.3
Equity in earnings of equity method investees	$0.9	$2.2	$1.0	$(0.2)
Long-lived tangible assets	$1,562.9	$1,712.8	$1,562.9	$1,712.8
Investment in equity method investees	$131.9	$227.2	$131.9	$227.2
Total assets	$8,171.8	$9,125.5	$8,171.8	$9,125.5
Capital expenditures	$44.3	$51.0	$16.0	$29.2
Depreciation and amortization	$76.6	$79.3	$42.7	$38.1

Corporate Operations and Other:
Net sales	$—	$—	$—	$—
Segment operating loss	$(44.7)	$(50.2)	$(20.4)	$(26.2)
Long-lived tangible assets	$59.6	$39.8	$59.6	$39.8
Total assets	$113.8	$145.9	$113.8	$145.9
Capital expenditures	$20.8	$1.0	$2.0	$0.6
Depreciation and amortization	$6.5	$5.9	$3.2	$2.9

Crown Imports:
Net sales	$1,328.8	$1,404.6	$693.0	$732.1
Segment operating income	$270.7	$287.4	$144.7	$148.8
Long-lived tangible assets	$5.7	$4.1	$5.7	$4.1
Total assets	$378.6	$400.1	$378.6	$400.1
Capital expenditures	$0.8	$0.1	$0.3	$0.1
Depreciation and amortization	$0.5	$0.5	$0.2	$0.2

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs:
Operating loss	$(69.1)	$(165.2)	$(28.9)	$(124.6)
Equity in losses of equity method investees	$—	$(4.1)	$—	$(4.1)

Consolidation and Eliminations:
Net sales	$(1,328.8)	$(1,404.6)	$(693.0)	$(732.1)
Operating income	$(270.7)	$(287.4)	$(144.7)	$(148.8)
Equity in earnings of Crown Imports	$135.1	$144.1	$72.2	$74.4
Long-lived tangible assets	$(5.7)	$(4.1)	$(5.7)	$(4.1)
Investment in equity method investees	$148.3	$150.4	$148.3	$150.4
Total assets	$(230.3)	$(249.7)	$(230.3)	$(249.7)
Capital expenditures	$(0.8)	$(0.1)	$(0.3)	$(0.1)
Depreciation and amortization	$(0.5)	$(0.5)	$(0.2)	$(0.2)

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2009	2008	2009	2008
Consolidated:
Net sales	$1,668.4	$1,888.3	$876.8	$956.5
Operating income	$221.7	$112.2	$138.6	$21.5
Equity in earnings of equity method investees	$136.0	$142.2	$73.2	$70.1
Long-lived tangible assets	$1,622.5	$1,752.6	$1,622.5	$1,752.6
Investment in equity method investees	$280.2	$377.6	$280.2	$377.6
Total assets	$8,433.9	$9,421.8	$8,433.9	$9,421.8
Capital expenditures	$65.1	$52.0	$18.0	$29.8
Depreciation and amortization	$83.1	$85.2	$45.9	$41.0
20)     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
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
           In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS No. 167”), “Amendments to FASB Interpretation No. 46(R),” which, among other things, amends FASB Interpretation No. 46(R) (“FIN No. 46(R)”), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. The Company is required to adopt the provisions of SFAS No. 167 for its annual and interim periods beginning March 1, 2010. The Company is currently assessing the impact of SFAS No. 167 on its consolidated financial statements.
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
          The Company’s business strategy is to remain focused on consumer preferred premium wine brands, complemented by premium spirits and imported beers. The Company intends to continue to focus on fast growing premium product categories and geographic markets and expects to capitalize on its size and scale in the marketplace to profitably grow the business. The Company has implemented a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive execution and accountability. The Company believes that this is the right strategy to take in order to position the Company for future growth in a consolidating market. The Company remains committed to its long-term financial model of growing sales, expanding margins, increasing cash flow and reducing borrowings to achieve earnings per share growth and improve return on invested capital.

          Worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration. The economic and consumer conditions in the Company’s key markets and on a global basis are currently very challenging. Accordingly, the current competitive environment in the marketplace remains intense. While the global credit and capital markets may be showing signs of improvement, the global economic situation has or could adversely affect the Company’s major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could adversely impact the Company’s business and financial performance. In order to mitigate the impact of these challenging conditions, the Company continues to focus on improving operating efficiencies, containing costs, optimizing cash flow, reducing borrowings and increasing return on invested capital. The Company has also maintained adequate liquidity to meet current obligations and fund capital expenditures. However, changing conditions in the worldwide and domestic economies could have a material impact on the Company’s business, liquidity, financial condition and results of operations.
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
          Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed at least annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The continuing surplus of Australian wine has made and continues to make very low cost bulk wine available to these U.K. retailers which has allowed certain of these large retailers to create and build private label brands in the Australian wine category. During the first quarter of calendar 2008, the Company implemented price increases in the U.K. and Australia. In addition, price increases were implemented in the U.K. in the last quarter of calendar 2008 and early in the second quarter of calendar 2009. These increases were implemented in an effort to cover certain cost increases, including the U.K. duty increases, and to improve profitability; however, the concentrated retail environment, competition from private label causing deterioration of retail pricing, foreign exchange volatility, and the continuing consumer recession have all contributed to declining gross margins for the Company’s U.K. and Australian businesses for the six months and three months ended August 31, 2009 (“Six Months 2010” and “Second Quarter 2010”, respectively).

          The three years prior to the calendar 2007 Australian grape harvest were all years of record Australian grape harvests which contributed to the current surplus of Australian bulk wine. The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. As a result of various conditions surrounding the calendar 2008 Australian grape harvest, the Company previously expected the supply of wine to continue to move toward balance with demand. However, the calendar 2008 Australian grape harvest was higher than expected. Although the calendar 2009 Australian grape harvest came in lower than the calendar 2008 Australian grape harvest, the total intake continues to exceed the current annual global demand for Australian wine products. Accordingly, the current Australian bulk wine surplus and related intense competitive conditions in the U.K. and Australian markets are not expected to subside in the near term. In the U.S., the calendar 2009 grape harvest is expected to be similar in size to slightly larger than the calendar 2008 grape harvest. Accordingly, the Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
          For Second Quarter 2010, the Company’s net sales decreased 8% over the three months ended August 31, 2008 (“Second Quarter 2009”), primarily due to the divestitures of the value spirits business (see “Divestitures in Fiscal 2010 and Fiscal 2009” below) and a Canadian distilling facility combined with an unfavorable year-over-year foreign currency translation. Operating income increased significantly over the comparable prior year period primarily due to lower unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. The significant amount of unusual items recognized in Second Quarter 2009 were related to the Company’s plan to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”). In addition, operating income benefitted from the Company’s cost reduction initiatives, including reduced advertising and selling expenditures; an increase in the U.S. branded wine net sales in connection with the Company’s Second Quarter 2010 U.S. distributor consolidation initiative; and an overlap of prior year losses on foreign currency transactions; partially offset by the declining margins in the Company’s international businesses and the divestitures discussed above. The Company recognized net income for Second Quarter 2010 as compared to a net loss for Second Quarter 2009 primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s provision for income taxes.
          For Six Months 2010, the Company’s net sales decreased 12% over the six months ended August 31, 2008 (“Six Months 2009”), primarily due to an unfavorable year-over-year foreign currency translation impact and the divestitures of (i) the value spirits business, (ii) a Canadian distilling facility and (iii) the Pacific Northwest Business (see “Divestitures in Fiscal 2010 and Fiscal 2009” below). Operating income increased significantly over the comparable prior year period primarily due to the lower unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, recorded primarily in connection with the Company’s Australian Initiative for Six Months 2009. In addition, operating income benefitted from the Company’s cost reduction initiatives, including reduced advertising and selling expenditures, an overlap of prior year losses on foreign currency transactions; and an increase in U.S. branded wine net sales in connection with the Company’s Second Quarter 2010 U.S. distributor consolidation initiative; partially offset by the declining margins in the Company’s international businesses and the divestitures discussed above. Net income increased significantly over the comparable prior year period primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s provision for income taxes.

          The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Second Quarter 2010 compared to Second Quarter 2009 and Six Months 2010 compared to Six Months 2009 and (ii) financial liquidity and capital resources for Second Quarter 2010. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the fiscal year ending February 28, 2010 (“Fiscal 2010”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for Fiscal 2009.
Divestitures in Fiscal 2010 and Fiscal 2009
          Value Spirits Business
          In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million. The Company retained certain mid-premium spirits brands, including SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. This transaction is consistent with the Company’s strategic focus on premium, higher growth and higher margin brands in its portfolio. In connection with the classification of the value spirits business as an asset group held for sale as of February 28, 2009, the Company recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments. In the first quarter of fiscal 2010, the Company recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses for Six Months 2010 on the Company’s Consolidated Statements of Operations.
          Pacific Northwest Business
          In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the December 2007 acquisition of all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”) (the “BWE Acquisition”), as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and excess production capacity. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $23.2 million for Six Months 2009, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

Results of Operations
Second Quarter 2010 Compared to Second Quarter 2009
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Second Quarter 2010 and Second Quarter 2009.

	Second Quarter 2010 Compared to Second Quarter 2009
	Net Sales
			% (Decrease)
	2010	2009	Increase
Constellation Wines:
Branded wine	$752.4	$782.1	(4)%
Spirits	64.9	109.1	(41)%
Other	59.5	65.3	(9)%

Constellation Wines net sales	876.8	956.5	(8)%
Crown Imports net sales	693.0	732.1	(5)%
Consolidations and eliminations	(693.0)	(732.1)	5%

Consolidated Net Sales	$876.8	$956.5	(8)%

          Net sales for Second Quarter 2010 decreased to $876.8 million from $956.5 million for Second Quarter 2009, a decrease of $79.7 million, or (8%). This decrease resulted primarily from an unfavorable year-over-year foreign currency translation impact of $51.3 million and a decrease in spirits net sales of $44.2 million. The decrease in spirits net sales resulted predominantly from the divestitures of the value spirits business and a Canadian distilling facility.
          Constellation Wines
          Net sales for Constellation Wines decreased to $876.8 million for Second Quarter 2010 from $956.5 million in Second Quarter 2009, a decrease of $79.7 million, or (8%). Branded wine net sales decreased $29.7 million primarily due to an unfavorable year-over-year foreign currency translation impact of $42.5 million, partially offset by $12.8 million of branded wine growth on a constant currency basis. The branded wine growth was due largely to growth in U.S. branded wine net sales in connection with the Company’s U.S. distributor consolidation initiative. The net sales benefit received from the U.S. distributor consolidation initiative, which is estimated to be approximately $40 to $50 million, includes both volume growth and favorable product mix shift primarily from timing of shipments in Second Quarter 2010. The timing benefit received in Second Quarter 2010 is expected to have an unfavorable impact on sales in the U.S. branded wine portfolio in the second half of fiscal 2010. The Second Quarter 2010 timing benefit was partially offset by a decrease in net sales associated primarily with the remaining U.S. branded wine portfolio. Spirits net sales decreased $44.2 million primarily due to a decrease in net sales of $65.3 million in connection with the divestitures of the value spirits business and the Canadian distilling facility, partially offset by growth within the retained spirits brands which was driven largely by volume growth of SVEDKA Vodka. Other net sales decreased $5.8 million primarily due to an unfavorable year-over-year foreign currency translation impact of $8.8 million.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.

          Gross Profit
          The Company’s gross profit increased to $309.6 million for Second Quarter 2010 from $305.8 million for Second Quarter 2009, an increase of $3.8 million, or 1%. This increase was primarily due to a decrease in unusual items of $38.7 million and an increase in the U.S. branded wine portfolio gross profit of $10.4 million, partially offset by a decrease in gross profit of $22.3 million related to the divestitures of the value spirits business and the Canadian distilling facility and a decrease in gross profit on a constant currency basis in the Australian and U.K. businesses of $18.6 million. The decrease in unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, resulted primarily from inventory write-downs of $47.6 million in Second Quarter 2009 associated with the Company’s Australian Initiative. The increase in the U.S. branded wine portfolio gross profit was driven by the net sales increase resulting from the Company’s U.S. distributor consolidation initiative combined with the lower U.S. promotional spend. The decrease in the Australian and U.K. gross profit was due largely to the flow through of higher Australian calendar 2008 harvest costs and an unfavorable mix of sales towards lower margin products.
          Gross profit as a percent of net sales increased to 35.3% for Second Quarter 2010 from 32.0% for Second Quarter 2009 primarily due to the lower unusual items and a benefit from positive mix and lower promotional spend in the U.S. in connection with the U.S. distributor consolidation initiative, partially offset by increased Australian cost of product sold driven by the flow through of the higher Australian calendar 2008 harvest costs, and an unfavorable mix of sales towards lower margin products in the international businesses.
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $167.8 million for Second Quarter 2010 from $225.2 million for Second Quarter 2009, a decrease of $57.4 million, or (25%). This decrease is due to a decrease of $50.5 million in the Constellation Wines segment, a decrease of $5.8 million in the Corporate Operations and Other segment, and a slight decrease in unusual costs, which consist of certain items that are excluded by management in their evaluation of the results of each operating segment. The decrease in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to decreases in general and administrative expenses of $22.8 million, selling expenses of $15.9 million and advertising expenses of $11.8 million. These decreases are largely attributable to (i) an overlap of prior year losses on foreign currency transactions; (ii) a favorable year-over-year foreign currency translation impact; (iii) the divestiture of the value spirits business; (iv) cost savings in connection with the Company’s various restructuring activities; and (v) a planned reduction in marketing and advertising spend. The decrease in the Corporate Operations and Other segment’s selling, general and administrative expenses is due to a decrease in general and administrative expenses resulting primarily from lower insurance costs and reduced consulting service fees.
          Selling, general and administrative expenses as a percent of net sales decreased to 19.1% for Second Quarter 2010 as compared to 23.5% for Second Quarter 2009 primarily due to the cost savings in connection with the Company’s various restructuring activities and planned reduction in marketing and advertising spend; the overlap of prior year losses on foreign currency transactions; the benefit from the increase in the U.S. branded wine net sales in connection with the U.S. distributor consolidation initiative without a corresponding increase in selling, general and administrative expenses; and the decrease in the Corporate Operations and Other segment’s general and administrative expenses.

          Restructuring Charges
          The Company recorded $3.2 million of restructuring charges for Second Quarter 2010 associated primarily with the Company’s plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). Restructuring charges included $3.2 million of employee termination costs, $0.4 million of contract termination costs and $0.3 million of facility consolidation/relocation costs, partially offset by $0.7 million of net gains on asset sales in Australia. The Company recorded $35.5 million of restructuring charges for Second Quarter 2009 associated primarily with the Company’s Australian Initiative.
          In addition, the Company incurred additional costs for Second Quarter 2010 and Second Quarter 2009 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Second Quarter 2010 and Second Quarter 2009 are as follows:

	Second	Second
	Quarter	Quarter
(in millions)	2010	2009
Cost of Product Sold
Accelerated depreciation	$11.1	$2.3
Inventory write-downs	$0.6	$47.6
Other	$1.3	$—

Selling, General and Administrative Expenses
Other costs	$10.2	$3.7

Impairment of Intangible Assets	$—	$21.8

Restructuring Charges	$3.2	$35.5

Acquisition-Related Integration Costs (see below)	$—	$1.8
          The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2010:

Expected
Fiscal
(in millions)	2010
Cost of Product Sold
Accelerated depreciation	$24.5
Other	$6.3

Selling, General and Administrative Expenses
Other costs	$45.9

Restructuring Charges	$54.9

Acquisition-Related Integration Costs	$1.8

          Acquisition-Related Integration Costs
          The Company did not incur any acquisition-related integration costs for Second Quarter 2010 as compared to $1.8 million for Second Quarter 2009. Acquisition-related integration costs for Second Quarter 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan. The Fiscal 2008 Plan consists of (i) the Company’s plans (announced in November 2007) to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs; (ii) certain other restructuring charges incurred during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S.; and (iii) the Company’s plans (announced in January 2008) to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition. These initiatives are collectively referred to as the “Fiscal 2008 Plan.”
          Operating Income
          The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Second Quarter 2010 and Second Quarter 2009.

	Second Quarter 2010 Compared to Second Quarter 2009
	Operating Income (Loss)
			% Increase
	2010	2009	(Decrease)
Constellation Wines	$187.9	$172.3	9%
Corporate Operations and Other	(20.4)	(26.2)	22%
Crown Imports	144.7	148.8	(3)%
Consolidations and eliminations	(144.7)	(148.8)	3%

Total Reportable Segments	167.5	146.1	15%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(28.9)	(124.6)	NM

Consolidated Operating Income	$138.6	$21.5	NM

NM	=	Not Meaningful

          As a result of the factors discussed above, consolidated operating income increased to $138.6 million for Second Quarter 2010 from $21.5 million for Second Quarter 2009, an increase of $117.1 million. Acquisition-related integration costs, restructuring charges and unusual costs of $28.9 million and $124.6 million for Second Quarter 2010 and Second Quarter 2009, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Second	Second
	Quarter	Quarter
(in millions)	2010	2009
Cost of Product Sold
Accelerated depreciation	$11.1	$2.3
Flow through of inventory step-up	2.5	4.3
Inventory write-downs	0.6	47.6
Other	1.3	—

Cost of Product Sold	15.5	54.2

Selling, General and Administrative Expenses
Gain on sale of Pacific Northwest Business	—	(0.2)
Loss on sale of nonstrategic assets	—	7.8
Other costs	10.2	3.7

Selling, General and Administrative Expenses	10.2	11.3

Impairment of Intangible Assets	—	21.8

Restructuring Charges	3.2	35.5

Acquisition-Related Integration Costs	—	1.8

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$28.9	$124.6

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees increased to $73.2 million in Second Quarter 2010 from $70.1 million in Second Quarter 2009, an increase of $3.1 million, or 4%. This increase is primarily due to an impairment loss recorded on an Australian investment in Second Quarter 2009.
          Net sales for Crown Imports decreased to $693.0 million for Second Quarter 2010 from $732.1 million for Second Quarter 2009, a decrease of $39.1 million, or (5%). This decrease resulted primarily from lower volumes within the Crown Imports Mexican beer portfolio as challenging economic conditions have negatively impacted on-premise and convenience store channels and have resulted in some consumer shift to lower-priced beers. Crown Imports gross profit decreased $10.3 million, or (5%), primarily due to these lower sales volumes. Selling, general and administrative expenses decreased $6.2 million, or (9%), primarily due to a decrease in advertising spend. The combination of these factors were the main contributors to the decrease in operating income of $4.1 million, or (3%).

          Interest Expense, Net
          Interest expense, net of interest income of $2.6 million and $1.0 million, for Second Quarter 2010 and Second Quarter 2009, respectively, decreased to $66.6 million for Second Quarter 2010 from $80.7 million for Second Quarter 2009, a decrease of $14.1 million, or (17%). The decrease is due primarily to lower average borrowings during Second Quarter 2010 resulting predominantly from the repayment of a portion of the Company’s outstanding borrowings using the proceeds from the sale of the value spirits business.
          Provision for Income Taxes
          The Company’s effective tax rate for Second Quarter 2010 of 31.3% resulted primarily from a decrease in uncertain tax positions of $16.7 million in connection with the completion of various income tax examinations during Second Quarter 2010. The Company’s effective tax rate for Second Quarter 2009 of 308.3% was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during Second Quarter 2009.
          Net Income
          As a result of the above factors, the Company recognized net income of $99.7 million for Second Quarter 2010 as compared to a net loss of $22.7 million for Second Quarter 2009, an increase of $122.4 million.
Six Months 2010 Compared to Six Months 2009
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Six Months 2010 and Six Months 2009.

	Six Months 2010 Compared to Six Months 2009
	Net Sales
			% (Decrease)
	2010	2009	Increase
Constellation Wines:
Branded wine	$1,440.3	$1,547.8	(7)%
Spirits	125.0	214.7	(42)%
Other	103.1	125.8	(18)%

Constellation Wines net sales	1,668.4	1,888.3	(12)%
Crown Imports net sales	1,328.8	1,404.6	(5)%
Consolidations and eliminations	(1,328.8)	(1,404.6)	5%

Consolidated Net Sales	$1,668.4	$1,888.3	(12)%

          Net sales for Six Months 2010 decreased to $1,668.4 million from $1,888.3 million for Six Months 2009, a decrease of $219.9 million, or (12%). This decrease resulted primarily from an unfavorable year-over-year foreign currency translation impact of $141.5 million and a decrease in spirits net sales of $89.7 million. The decrease in spirits net sales resulted predominantly from the divestitures of the value spirits business and the Canadian distilling facility.

          Constellation Wines
          Net sales for Constellation Wines decreased to $1,668.4 million for Six Months 2010 from $1,888.3 million in Six Months 2009, a decrease of $219.9 million, or (12%). Branded wine net sales decreased $107.5 million primarily due to an unfavorable year-over-year foreign currency translation impact of $120.4 million, partially offset by $20.9 million of branded wine growth on a constant currency basis. The branded wine growth was due largely to growth in U.S. branded wine net sales in connection with the Company’s U.S. distributor consolidation initiative. As discussed previously, the net sales benefit received from the U.S. distributor consolidation initiative of approximately $40 to $50 million includes both volume growth and favorable product mix shift primarily from timing of shipments in Second Quarter 2010. The timing benefit received in Second Quarter 2010 is expected to have an unfavorable impact on sales in the U.S. branded wine portfolio in the second half of fiscal 2010. The Second Quarter 2010 timing benefit was partially offset by a decrease in net sales associated primarily with the remaining U.S. branded wine portfolio. Spirits net sales decreased $89.7 million primarily due to a decrease in net sales of $118.0 million in connection with the divestitures of the value spirits business and the Canadian distilling facility, partially offset by growth within the retained spirits brands which was driven largely by volume growth of SVEDKA Vodka. Other net sales decreased $22.7 million primarily due to an unfavorable year-over-year foreign currency translation impact of $21.1 million.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investments” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit decreased to $578.3 million for Six Months 2010 from $634.8 million for Six Months 2009, a decrease of $56.5 million, or (9%). This decrease was primarily due to an unfavorable mix of sales towards lower margin products; a decrease in gross profit of $37.6 million related to the divestitures of (i) the value spirits business, (ii) the Canadian distilling facility and (iii) the Pacific Northwest Business; an unfavorable year-over-year foreign currency translation impact of $31.2 million; partially offset by a reduction of $41.6 million in unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. The lower unusual items in Six Months 2010 versus Six Months 2009 resulted primarily from inventory write-downs of $47.6 million in Six Months 2009 associated with the Company’s Australian Initiative. Gross profit as a percent of net sales increased to 34.7% for Six Months 2010 from 33.6% for Six Months 2009 primarily due to the factors discussed above.

          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $334.4 million for Six Months 2010 from $458.7 million for Six Months 2009, a decrease of $124.3 million, or (27%). This decrease is due to a decrease of $106.0 million in the Constellation Wines segment, a decrease in unusual costs, which consist of certain items that are excluded by management in their evaluation of the results of each operating segment of $12.8 million, and a decrease in the Corporate Operations and Other segment of $5.5 million. The decrease in the Constellation Wines segment’s selling, general and administrative expenses is primarily due to decreases in general and administrative expenses of $49.8 million, selling expenses of $28.9 million, and advertising expenses of $27.2 million. These decreases are largely attributable to (i) planned reductions in marketing and advertising spend; (ii) cost savings in connection with the Company’s various restructuring activities; (iii) an overlap of prior year losses on foreign currency transactions; (iv) the divestitures of the value spirits business and the Pacific Northwest Business; and (v) a favorable year-over-year foreign currency translation impact. The decrease in unusual costs was primarily due to the recognition in Six Months 2009 of the $23.2 million loss in connection with the June 2008 sale of the Pacific Northwest Business and a net loss of $8.3 million in connection with the August 2008 sale of a nonstrategic Canadian distilling facility, partially offset by $21.7 million of other costs in connection with the Company’s Global Initiative plan. The decrease in the Corporate Operations and Other segment’s selling, general and administrative expenses is due to a decrease in general and administrative expenses resulting primarily from lower insurance costs and reduced consulting service fees.
          Selling, general and administrative expenses as a percent of net sales decreased to 20.0% for Six Months 2010 as compared to 24.3% for Six Months 2009 primarily due to the planned reductions in marketing and advertising spend, the cost savings in connection with the Company’s various restructuring activities and the overlap of prior year losses on foreign currency transactions.
          Restructuring Charges
          The Company recorded $22.1 million of restructuring charges for Six Months 2010 associated primarily with the Company’s Global Initiative. Restructuring charges included $20.3 million of employee termination costs, $1.9 million of contract termination costs and $0.6 million of facility consolidation/relocation costs, partially offset by $0.7 million of net gains on asset sales in Australia. The Company recorded $36.0 million of restructuring charges for Six Months 2009 associated primarily with the Australian Initiative.

          In addition, the Company incurred additional costs for Six Months 2010 and Six Months 2009 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Six Months 2010 and Six Months 2009 are as follows:

	Six	Six
	Months	Months
(in millions)	2010	2009
Cost of Product Sold
Accelerated depreciation	$14.0	$6.3
Other	$2.8	$—
Inventory write-downs	$1.0	$47.6

Selling, General and Administrative Expenses
Other costs	$24.1	$5.2

Impairment on Intangible Assets	$—	$21.8

Restructuring Charges	$22.1	$36.0

Acquisition-Related Integration Costs (see below)	$0.1	$6.1
          The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2010:

Expected
Fiscal
(in millions)	2010
Cost of Product Sold
Accelerated depreciation	$24.5
Other	$6.3

Selling, General and Administrative Expenses
Other costs	$45.9

Restructuring Charges	$54.9

Acquisition-Related Integration Costs	$1.8
          Acquisition-Related Integration Costs
          Acquisition-related integration costs decreased to $0.1 million for Six Months 2010 from $6.1 million for Six Months 2009. Acquisition-related integration costs for Six Months 2010 consisted of costs recorded in connection with the Fiscal 2008 Plan. These costs consist of $0.1 million of facilities and other one-time costs. Acquisition-related integration costs for Six Months 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan.

          Operating Income
          The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Six Months 2010 and Six Months 2009.

	Six Months 2010 Compared to Six Months 2009
	Operating Income (Loss)
			% Increase
	2010	2009	(Decrease)
Constellation Wines	$335.5	$327.6	2%
Corporate Operations and Other	(44.7)	(50.2)	11%
Crown Imports	270.7	287.4	(6)%
Consolidations and eliminations	(270.7)	(287.4)	6%

Total Reportable Segments	290.8	277.4	5%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(69.1)	(165.2)	58%

Consolidated Operating Income	$221.7	$112.2	98%

          As a result of the factors discussed above, consolidated operating income increased to $221.7 million for Six Months 2010 from $112.2 million for Six Months 2009, an increase of $109.5 million. Acquisition-related integration costs, restructuring charges and unusual costs of $69.1 million and $165.2 million for Six Months 2010 and Six Months 2009, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Six	Six
	Months	Months
(in millions)	2010	2009
Cost of Product Sold
Accelerated depreciation	$14.0	$6.3
Flow through of inventory step-up	5.2	10.6
Inventory write-downs	1.0	47.6
Other	2.8	0.1

Cost of Product Sold	23.0	64.6

Selling, General and Administrative Expenses
Net gain on sale of value spirits business	(0.2)	—
Loss on sale of Pacific Northwest Business	—	23.2
Loss on sale of nonstrategic assets	—	8.3
Other costs	24.1	5.2

Selling, General and Administrative Expenses	23.9	36.7

Impairment of Intangible Assets	—	21.8

Restructuring Charges	22.1	36.0

Acquisition-Related Integration Costs	0.1	6.1

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$69.1	$165.2

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees decreased to $136.0 million in Six Months 2010 from $142.2 million in Six Months 2009, a decrease of $6.2 million, or (4%). This decrease is primarily due to lower equity in earnings of Crown Imports.
          Net sales for Crown Imports decreased to $1,328.8 million for Six Months 2010 from $1,404.6 million for Six Months 2009, a decrease of $75.8 million, or (5%). This decrease resulted primarily from lower volumes within the Crown Imports Mexican beer portfolio as challenging economic conditions have negatively impacted on-premise and convenience store channels and have resulted in some consumer shift to lower-priced beers. Crown Imports gross profit decreased $19.0 million, or (4%), primarily due to these lower sales volumes. Selling, general and administrative expenses decreased $2.3 million, or (2%), primarily due to decreases in advertising and selling expenses related to the lower sales volumes. The combination of these factors were the main contributors to the decrease in operating income of $16.7 million, or (6%).
          Interest Expense, Net
          Interest expense, net of interest income of $4.6 million and $2.0 million, for Six Months 2010 and Six Months 2009, respectively, decreased to $133.4 million for Six Months 2010 from $167.3 million for Six Months 2009, a decrease of $33.9 million, or (20%). The decrease resulted primarily from lower average borrowings during Six Months 2010 resulting predominantly from the repayment of a portion of the Company’s outstanding borrowings using the proceeds from the sale of the value spirits business.
          Provision for Income Taxes
          The Company’s effective tax rate for Six Months 2010 of 52.7% resulted primarily from $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill, partially offset by a decrease in uncertain tax positions of $16.7 million in connection with the completion of various income tax examinations during Second Quarter 2010. The Company’s effective tax rate for Six Months 2009 of 74.9% was driven primarily by the recognition of a valuation allowance against net operating losses in Australia, associated predominantly with the Australian Initiative, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during Second Quarter 2009.
          Net Income
          As a result of the above factors, net income increased to $106.2 million for Six Months 2010 from $21.9 million for Six Months 2009, an increase of $84.3 million.

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
          While certain conditions in the worldwide and domestic economies may be showing signs of improvement, there continues to be volatility in the capital markets, diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, the Company has maintained adequate liquidity to meet current working capital requirements, fund capital expenditures, repay scheduled principal and interest payments on debt, and prepay certain future principal payments on debt. Absent further severe deterioration of market conditions, the Company believes that cash provided by operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.
          As of September 30, 2009, the Company had $820.2 million in revolving loans available to be drawn under its 2006 Credit Agreement (as defined below). The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Six Months 2010 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Six Months 2010 was $97.4 million, which resulted primarily from net income of $106.2 million, plus non-cash depreciation expense of $77.1 million and a decrease in inventories of $91.3 million, partially offset by an increase in accounts receivable, net of $204.5 million. The decrease in inventories is primarily due to a later calendar 2009 U.S. grape harvest and lower costs associated with the Australian calendar 2009 grape harvest. The increase in accounts receivable is primarily due to the increase in August 2009 sales in connection with the U.S. distributor consolidation initiative combined with seasonality, as January and February are typically the Company’s lowest selling months. The seasonal increase was even more pronounced due to the lighter than normal net sales for the fourth quarter of fiscal 2009.
          Investing Activities
          Net cash provided by investing activities for Six Months 2010 was $226.5 million, which resulted primarily from proceeds of $276.4 million from the divestiture of the value spirits business, partially offset by $65.1 million of capital expenditures.

          Financing Activities
          Net cash used in financing activities for Six Months 2010 was $318.1 million resulting primarily from principal payments of long-term debt of $271.4 million combined with net repayment of notes payable of $60.2 million.
Debt
          Total debt outstanding as of August 31, 2009, amounted to $4,164.1 million, a decrease of $269.5 million from February 28, 2009. The ratio of total debt to total capitalization decreased to 62.3% as of August 31, 2009, from 69.9% as of February 28, 2009, primarily as a result of the decrease in total debt outstanding combined with an increase in equity driven by an increase in foreign currency translation.
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
          As of August 31, 2009, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining six months of fiscal 2010 and for each of the four succeeding fiscal years are as follows:

	Tranche A	Tranche B
(in millions)	Term Loan	Term Loan	Total
2010	$—	$—	$—
2011	171.1	—	171.1
2012	150.0	3.4	153.4
2013	—	613.1	613.1
2014	—	611.5	611.5

	$321.1	$1,228.0	$1,549.1

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of August 31, 2009, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.

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
          As of August 31, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $321.1 million bearing an interest rate of 1.6%, tranche B term loans of $1,228.0 million bearing an interest rate of 1.8%, revolving loans of $93.2 million bearing an interest rate of 1.5%, outstanding letters of credit of $35.9 million, and $770.9 million in revolving loans available to be drawn.
          As of September 30, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $321.1 million bearing an interest rate of 1.5%, tranche B term loans of $1,228.0 million bearing an interest rate of 1.8%, revolving loans of $44.0 million bearing an interest rate of 1.6%, outstanding letters of credit of $35.8 million, and $820.2 million in revolving loans available to be drawn.
          In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company has fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through fiscal 2010. For Six Months 2010 and Six Months 2009, the Company reclassified net losses of $12.9 million and $5.6 million, net of income tax effect, respectively, from Accumulated Other Comprehensive Income (“AOCI”) to interest expense, net on the Company’s Consolidated Statements of Operations. For Second Quarter 2010 and Second Quarter 2009, the Company reclassified net losses of $7.1 million and $3.2 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. This non-cash operating activity is included in other, net in the Company’s Consolidated Statements of Cash Flows.

          Senior Notes
          As of August 31, 2009, the Company had outstanding £1.0 million ($1.6 million) aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”). In addition, as of August 31, 2009, the Company had outstanding £154.0 million ($250.8 million) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). The Company currently intends to repay the Series B Senior Notes and the Series C Senior Notes at maturity with proceeds from its revolving credit facility under the 2006 Credit Agreement and cash provided by operating activities.
          As of August 31, 2009, the Company had outstanding $694.7 million (net of $5.3 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”).
          As of August 31, 2009, the Company had outstanding $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”).
          As of August 31, 2009, the Company had outstanding $497.3 million (net of $2.7 million unamortized discount) aggregate principal amount of 8 3/8% Senior Notes due December 2014 (the “December 2007 Senior Notes”).
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
          Senior Subordinated Notes
          As of August 31, 2009, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.
          Subsidiary Credit Facilities
          The Company has additional credit arrangements totaling $345.9 million as of August 31, 2009. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of August 31, 2009, amounts outstanding under these arrangements were $127.4 million.

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
          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS No. 167”), “Amendments to FASB Interpretation No. 46(R),” which, among other things, amends FASB Interpretation No. 46(R) (“FIN No. 46(R)”), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. The Company is required to adopt the provisions of SFAS No. 167 for its annual and interim periods beginning March 1, 2010. The Company is currently assessing the impact of SFAS No. 167 on its consolidated financial statements.
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

Information Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, (iii) information concerning expected or potential actions of third parties, (iv) future worldwide or domestic economic conditions and the global credit environment, and (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to implementation of consolidation activities and actual U.S. distributor transition experience and (ii) the Company’s restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets sold or identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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
          Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2009, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and South African rand.
          As of August 31, 2009, and August 31, 2008, the Company had outstanding foreign currency derivative instruments with a notional value of $1,585.5 million and $3,081.0 million, respectively. Approximately 64% of the Company’s Fiscal 2010 foreign exchange exposures were hedged as of August 31, 2009. The estimated fair value of the Company’s foreign currency derivative instruments was $59.6 million and $47.3 million as of August 31, 2009, and August 31, 2008, respectively. Using a sensitivity analysis based on the estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2009, and August 31, 2008, the fair value of open foreign currency contracts would have been decreased by $16.6 million and $143.8 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
          The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,420.1 million and $2,500.1 million as of August 31, 2009, and August 31, 2008, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2009, and August 31, 2008, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $101.1 million and $139.4 million, respectively.
          As of August 31, 2009, and August 31, 2008, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through Fiscal 2010. In addition, the Company has offsetting undesignated interest rate swap agreements with an absolute notional value of $2,400.0 million outstanding as of August 31, 2009. A hypothetical 1% increase from prevailing interest rates as of August 31, 2009, and August 31, 2008, would have increased the fair value of the interest rate swap agreements by $3.1 million and $15.0 million, respectively.
          In addition to the $2,420.1 million and $2,500.1 million estimated fair value of fixed rate debt outstanding as of August 31, 2009, and August 31, 2008, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of August 31, 2009, and August 31, 2008, of $1,745.0 million and $2,367.0 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of August 31, 2009, and August 31, 2008, is $17.5 million and $23.7 million, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
          The Company had previously identified a material weakness in internal control over financial reporting that was described in Management’s Annual Report on Internal Control Over Financial Reporting which was included in the Company’s Form 10-K for the fiscal year ended February 28, 2009. This material weakness is further detailed below in the discussion of “Internal Control Over Financial Reporting,” together with various corrective actions that have been undertaken in order to remediate the material weakness. However, while testing of these remedial actions is targeted for completion by the end of the Company’s fiscal year, the testing was not completed as of the end of the period covered by this report. Consequently, the Company has not been able to conclude that this material weakness has been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
          In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, the following changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, as described in Management’s Annual Report on Internal Control Over Financial Reporting which was included in the Company’s Form 10-K for the fiscal year ended February 28, 2009, during the Company’s evaluation of the effectiveness of internal control over financial reporting as of February 28, 2009, the Company determined that the policies and procedures over the reconciliation and review of bulk inventory accounts were not properly designed and did not operate effectively at the Company’s Australian operations. Specifically, the reconciliation and review controls for vineyard farming costs and bulk inventory at the Australian operations did not include identifying cost accumulation, and subsequent release to finished goods, by respective vintage year. In addition, reviews of inventory reconciliations were not performed with sufficient precision. As a result, it was at least reasonably possible for discrepancies to accumulate in these inventory accounts, which could have resulted in material differences between the actual costs for inventory on hand and the costs that should have been released to cost of product sold. This deficiency resulted in immaterial adjustments to inventories and cost of product sold in the Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2009, which adjustments also corrected immaterial errors related to prior periods.

          In connection with the remediation of the material weakness referred to above, the Company completed the implementation of various corrective actions during the fiscal quarter ended August 31, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These actions with respect to the Company’s Australian operations include:
•	Enhanced the internal finance and accounting organizational structure, particularly within the cost accounting function, continued to enhance the training and education of inventory management and cost accounting personnel, and replaced certain personnel with oversight responsibility for performance of inventory reconciliations;

•	Engaged additional professional resources on a consulting basis to assist with the review of inventory management and cost accounting policies and procedures and financial reporting with knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”); and

•	Strengthened review processes for various calculations relating to inventory valuation and established strengthened monitoring controls by the Company’s Australian operations management.
          In addition, the Company continues to perform a review of inventory processes and procedures applicable to its Australian operations to identify and adopt additional measures to further improve and strengthen its overall control environment and will continue to monitor the effectiveness of these processes, procedures and controls.
PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
          At the Annual Meeting of Stockholders of Constellation Brands, Inc. held on July 23, 2009 (the “Annual Meeting”), the holders of the Company’s Class A Common Stock (the “Class A Stock”), voting as a separate class, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock, and the holders of the Company’s Class A Stock and Class B Common Stock (the “Class B Stock”), voting together as a single class with holders of Class A Stock having one (1) vote per share and holders of Class B Stock having ten (10) votes per share, elected the Company’s slate of director nominees designated to be elected by the holders of the Class A Stock and Class B Stock voting together as a single class.
          In addition, at the Annual Meeting, the holders of Class A Stock and the holders of Class B Stock, voting together as a single class, voted upon a proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2010, a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock from 315,000,000 shares to 322,000,000 shares and Class 1 Common Stock from 15,000,000 shares to 25,000,000 shares, and a proposal to approve the First Amendment to the Company’s Long-Term Stock Incentive Plan.

          Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.
I.	The results of the voting for the election of Directors of the Company are as follows:
Directors Elected by the Holders of Class A Stock:

Nominee	For	Withheld
Barry A. Fromberg	150,208,495	14,411,654
Jeananne K. Hauswald	158,821,205	5,798,944
Paul L. Smith	148,001,436	16,618,713
Directors Elected by the Holders of Class A Stock and Class B Stock:

Nominee	For	Withheld
James A. Locke III	332,344,593	68,659,146
Peter M. Perez	385,501,868	15,501,871
Richard Sands	397,136,614	3,867,125
Robert Sands	397,290,499	3,713,240
Peter H. Soderberg	383,744,372	17,259,367
Mark Zupan	386,481,987	14,521,752
II.	The selection of KPMG LLP was ratified with the following votes:

For:	399,691,778
Against:	1,112,745
Abstain:	199,216
Broker Nonvotes:	-0-
III.	The Amendment to the Company’s Certificate of Incorporation was approved with the following votes:

For:	395,860,437
Against:	4,608,006
Abstain:	535,296
Broker Nonvotes:	-0-
IV.	The First Amendment to the Company’s Long-Term Stock Incentive Plan was approved with the following votes:

For:	268,230,542
Against:	104,498,149
Abstain:	663,892
Broker Nonvotes:	27,611,156

Item 6. Exhibits
          Exhibits required to be filed by Item 601 of Regulation S-K.
          For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 67 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
Dated: October 13, 2009	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President,
Finance and Controller

Dated: October 13, 2009	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.2	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.3	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.5	Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed herewith).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed herewith).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

Exhibit No.

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.6	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).#

4.7	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

Exhibit No.

4.8	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.9	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affiliates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.10	Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.11	Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.12	Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.13	Supplemental Indenture No. 16, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.14	Supplemental Indenture No. 17, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

Exhibit No.

4.15	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.16	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

4.17	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.18	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.19	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affiliates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.20	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.21	Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

Exhibit No.

4.22	Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.23	Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.24	Supplemental Indenture No. 11, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.25	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.26	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.27	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.28	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

Exhibit No.

4.29	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.30	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.31	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.32	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.33	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.34	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

Exhibit No.

4.35	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.36	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.37	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.38	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.39	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.40	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

Exhibit No.

4.41	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.42	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.1	First Amendment to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated July 23, 2009, filed July 24, 2009, and incorporated herein by reference).*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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