Form 10-Q
period 2009-11-30
CONSTELLATION BRANDS, INC.
filed 2010-01-11
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2009, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	198,197,484
Class B Common Stock, par value $.01 per share	23,728,837
Class 1 Common Stock, par value $.01 per share	None

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

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30,	February 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash investments	$50.3	$13.1
Accounts receivable, net	901.7	524.6
Inventories	1,992.5	1,828.7
Prepaid expenses and other	149.1	168.1

Total current assets	3,093.6	2,534.5
PROPERTY, PLANT AND EQUIPMENT, net	1,649.5	1,547.5
GOODWILL	2,571.5	2,615.0
INTANGIBLE ASSETS, net	1,042.7	1,000.6
OTHER ASSETS, net	371.3	338.9

Total assets	$8,728.6	$8,036.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$381.7	$227.3
Current maturities of long-term debt	99.5	235.2
Accounts payable	376.7	288.7
Accrued excise taxes	76.2	57.6
Other accrued expenses and liabilities	642.3	517.6

Total current liabilities	1,576.4	1,326.4

LONG-TERM DEBT, less current maturities	3,616.0	3,971.1

DEFERRED INCOME TAXES	550.1	543.6

OTHER LIABILITIES	288.9	287.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 224,879,970 shares at November 30, 2009, and 223,584,959 shares at February 28, 2009	2.2	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,734,637 shares at November 30, 2009, and 28,749,294 shares at February 28, 2009	0.3	0.3
Additional paid-in capital	1,473.5	1,426.3
Retained earnings	1,153.8	1,003.5
Accumulated other comprehensive income	677.9	94.2

	3,307.7	2,526.5

Less: Treasury stock -
Class A Common Stock, 26,732,859 shares at November 30, 2009, and 28,184,448 shares at February 28, 2009, at cost	(608.3)	(616.0)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2009, and February 28, 2009, at cost	(2.2)	(2.2)

	(610.5)	(618.2)

Total stockholders’ equity	2,697.2	1,908.3

Total liabilities and stockholders’ equity	$8,728.6	$8,036.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2009	2008	2009	2008

SALES	$3,320.0	$3,758.1	$1,225.5	$1,306.9
Less - Excise taxes	(663.9)	(838.6)	(237.8)	(275.7)

Net sales	2,656.1	2,919.5	987.7	1,031.2
COST OF PRODUCT SOLD	(1,733.7)	(1,880.7)	(643.6)	(627.2)

Gross profit	922.4	1,038.8	344.1	404.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(538.7)	(659.2)	(204.3)	(200.5)
IMPAIRMENT OF INTANGIBLE ASSETS	-	(21.8)	-	-
RESTRUCTURING CHARGES	(27.2)	(40.3)	(5.1)	(4.3)
ACQUISITION-RELATED INTEGRATION COSTS	(0.2)	(7.6)	(0.1)	(1.5)

Operating income	356.3	309.9	134.6	197.7
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	170.6	218.5	34.6	76.3
INTEREST EXPENSE, net	(197.4)	(245.7)	(64.0)	(78.4)

Income before income taxes	329.5	282.7	105.2	195.6
PROVISION FOR INCOME TAXES	(179.2)	(177.3)	(61.1)	(112.1)

NET INCOME	$150.3	$105.4	$44.1	$83.5

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.69	$0.49	$0.20	$0.39

Basic - Class B Common Stock	$0.63	$0.45	$0.18	$0.35

Diluted - Class A Common Stock	$0.68	$0.48	$0.20	$0.38

Diluted - Class B Common Stock	$0.62	$0.44	$0.18	$0.35

Weighted average common shares outstanding:
Basic - Class A Common Stock	195.880	193.656	196.505	194.451
Basic - Class B Common Stock	23.738	23.756	23.734	23.744

Diluted - Class A Common Stock	220.849	219.970	222.205	220.006
Diluted - Class B Common Stock	23.738	23.756	23.734	23.744
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150.3	$105.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	111.5	109.2
Stock-based compensation expense	39.2	34.1
Loss on contractual obligation from put option of Ruffino shareholder	34.3	-
Equity in earnings of equity method investees, net of distributed earnings	27.0	8.6
Amortization of intangible and other assets	8.9	10.0
Loss on business sold	0.8	15.8
Loss on disposal or impairment of long-lived assets, net	0.7	29.3
Deferred tax (benefit) provision	(22.8)	9.6
Write-down of inventory associated with the Australian Initiative	-	47.6
Impairment of intangible assets	-	21.8
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(307.3)	(187.4)
Inventories	(32.3)	(176.6)
Prepaid expenses and other current assets	7.3	16.4
Accounts payable	63.2	38.3
Accrued excise taxes	11.5	75.9
Other accrued expenses and liabilities	57.1	39.5
Other, net	39.3	133.4

Total adjustments	38.4	225.5

Net cash provided by operating activities	188.7	330.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	276.4	204.2
Proceeds from sales of assets	16.5	18.9
Purchases of property, plant and equipment	(89.2)	(95.6)
Investment in equity method investee	(0.6)	(1.0)
Purchase of business, net of cash acquired	-	0.2
Capital distributions from equity method investees	0.2	20.7
Other investing activities	0.6	9.9

Net cash provided by investing activities	203.9	157.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(529.8)	(225.2)
Net proceeds from (repayment of) notes payable	124.2	(137.4)
Proceeds from maturity of derivative instrument	33.2	-
Exercise of employee stock options	10.7	25.5
Proceeds from employee stock purchases	2.3	2.9
Excess tax benefits from share-based payment awards	2.5	7.0

Net cash used in financing activities	(356.9)	(327.2)

Effect of exchange rate changes on cash and cash investments	1.5	(0.2)

NET INCREASE IN CASH AND CASH INVESTMENTS	37.2	160.8
CASH AND CASH INVESTMENTS, beginning of period	13.1	20.5

CASH AND CASH INVESTMENTS, end of period	$50.3	$181.3

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$-	$18.9
Liabilities assumed	-	(6.2)

Net assets acquired	-	12.7
Plus - payment of direct acquisition costs previously accrued	-	0.7
Plus - settlement of note payable	-	0.6
Less - cash received from seller	-	(11.3)
Less - cash acquired	-	(2.8)
Less - direct acquisition costs accrued	-	(0.1)

Net cash paid for purchase of business	$-	$(0.2)

Note receivable from sale of value spirits business	$60.0	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
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
2)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:
          Business Combinations –
          Effective March 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) revised guidance for business combinations. This guidance, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
          Noncontrolling Interests in Consolidated Financial Statements –
          Effective March 1, 2009, the Company adopted the FASB guidance for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance also amends certain FASB guidance on consolidation procedures for consistency with the requirements of the FASB guidance on business combinations. In addition, this guidance includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
          Determination of the Useful Life of Intangible Assets –
          Effective March 1, 2009, the Company adopted the FASB guidance for the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the FASB guidance for intangibles – goodwill and other. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

          Interim Disclosures about Fair Value of Financial Instruments –
          Effective June 1, 2009, the Company adopted the FASB guidance for interim disclosures about the fair value of financial instruments. This guidance requires publicly traded companies to include, in their interim reporting periods, the fair value disclosures for fair value of financial instruments currently required in annual reporting periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements (see Note 5).
          Subsequent Events –
          Effective June 1, 2009, the Company adopted the FASB guidance for subsequent events. This guidance establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated events and transactions through January 11, 2010, the date that the Company’s consolidated financial statements were issued.
          FASB Accounting Standards Codification –
          Effective September 1, 2009, the Company adopted the FASB guidance for generally accepted accounting principles, the FASB Accounting Standards Codification. This guidance identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. Pursuant to the provisions of this guidance, the Company has updated references to generally accepted accounting principles in its interim financial statements issued for the quarterly period ended November 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
          Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value –
          Effective September 1, 2009, the Company adopted the FASB guidance for measuring liabilities at fair value. This guidance provides acceptable valuation techniques for determining the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability may not be available. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
3)      INVENTORIES:
          Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30,	February 28,
	2009	2009
(in millions)
Raw materials and supplies	$60.7	$57.9
In-process inventories	1,346.1	1,218.4
Finished case goods	585.7	552.4

	$1,992.5	$1,828.7

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
          The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forward and option contracts, to manage interest rate and foreign currency risks. In accordance with the FASB guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities.
          To qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures.
          Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of November 30, 2009, the Company had undesignated foreign currency contracts outstanding with a notional value of $537.7 million. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding at November 30, 2009 (see Note 9).
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

          Cash flow hedges –
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
          The Company records the fair value of its foreign currency and interest rate swap contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 15)). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Operations in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of this derivative instrument is immediately recognized in the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.
          As of November 30, 2009, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $606.6 million. In addition, as of November 30, 2009, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 9). The Company expects $1.2 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
          Fair value hedges –
          Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the nine months and three months ended November 30, 2009.

          Net investment hedges –
          Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. In February 2009, the Company discontinued its net investment hedging relationship between the Company’s sterling senior notes and the Company’s investment in its U.K. subsidiary. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the nine months and three months ended November 30, 2009.
          Fair values of derivative instruments –
          The fair values and locations of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	November 30,	Balance Sheet	November 30,
	Location	2009	Location	2009
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Current	Prepaid expenses and other	$27.1	Other accrued expenses and liabilities	$18.1
Long-term	Other assets, net	17.6	Other liabilities	7.0

Interest rate swap contracts
Current	Prepaid expenses and other	-	Other accrued expenses and liabilities	24.8

Total		44.7		49.9

Derivative instruments not designated as hedging instruments
Foreign currency contracts
Current	Prepaid expenses and other	8.1	Other accrued expenses and liabilities	5.0
Long-term	Other assets, net	1.5	Other liabilities	0.7

Interest rate swap contracts
Current	Prepaid expenses and other	5.2	Other accrued expenses and liabilities	5.4

Total		14.8		11.1

Total derivative instruments		$59.5		$61.0

          The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations and Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

			Net
	Net		Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Nine Months Ended November 30, 2009
Foreign currency contracts	$36.8	Sales	$13.0
Foreign currency contracts	17.7	Cost of product sold	(5.3)
Foreign currency contracts	12.4	Selling, general and administrative expenses	23.3
Interest rate swap contracts	(4.5)	Interest expense, net	(20.0)

Total	$62.4	Total	$11.0

For the Three Months Ended November 30, 2009
Foreign currency contracts	$5.0	Sales	$6.3
Foreign currency contracts	4.2	Cost of product sold	0.4
Foreign currency contracts	4.2	Selling, general and administrative expenses	4.8
Interest rate swap contracts	-	Interest expense, net	(7.1)

Total	$13.4	Total	$4.4

			Net
			Gain (Loss)
			Recognized
Derivative Instruments in		Location of Net Gain (Loss)	in Income
Designated Cash Flow		Recognized in Income	(Ineffective
Hedging Relationships		(Ineffective portion)	portion)
(in millions)
For the Nine Months Ended November 30, 2009
Foreign currency contracts		Selling, general and administrative expenses	$2.4

For the Three Months Ended November 30, 2009
Foreign currency contracts		Selling, general and administrative expenses	$2.3

          The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

		Net
		Gain (Loss)
Derivative Instruments not	Location of Net Gain (Loss)	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
For the Nine Months Ended November 30, 2009
Foreign currency contracts	Selling, general and administrative expenses	$8.3
Interest rate swap contracts	Interest expense, net	(0.4)

Total		$7.9

For the Three Months Ended November 30, 2009
Foreign currency contracts	Selling, general and administrative expenses	$0.3
Interest rate swap contracts	Interest expense, net	-

Total		$0.3

          Credit risk –
          The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2009, the fair value of derivative instruments in a net liability position due to counterparties was $36.5 million. If the Company were required to settle the net liability position under these derivative instruments on November 30, 2009, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
          Counterparty credit risk –
          Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of November 30, 2009, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of November 30, 2009, the fair value of derivative instruments in a net receivable position due from counterparties was $34.9 million.

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
          The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	November 30, 2009		February 28, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets:
Cash and cash investments	$50.3	$50.3	$13.1	$13.1
Accounts receivable	$901.7	$901.7	$524.6	$524.6
Foreign currency contracts	$54.3	$54.3	$78.7	$78.7
Interest rate swap contracts	$5.2	$5.2	$-	$-
Note receivable	$60.0	$60.0	$-	$-

Liabilities:
Notes payable to banks	$381.7	$376.6	$227.3	$227.3
Accounts payable	$376.7	$376.7	$288.7	$288.7
Long-term debt, including current portion	$3,715.5	$3,717.1	$4,206.3	$4,162.4
Foreign currency contracts	$30.8	$30.8	$71.1	$71.1
Interest rate swap contracts	$30.2	$30.2	$51.1	$51.1
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
          Note receivable: This instrument is a fixed interest rate bearing note. The fair value is estimated by discounting cash flows using market-based inputs, including counterparty credit risk.
          Notes payable to banks: The revolving credit facility under the 2006 Credit Agreement (as defined in Note 9) is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement). The fair value of the revolving credit facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The remaining instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
          Long-term debt: The tranche A term loan facility under the 2006 Credit Agreement is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon the Company’s debt ratio. The tranche B term loan facility under the 2006 Credit Agreement is a variable interest rate bearing note which includes a fixed margin. The fair value of the tranche A term loan facility and the tranche B term loan facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The fair value of the remaining long-term debt, which is all fixed rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.

          Fair Value Measurements –
          In September 2006, the FASB issued guidance on fair value measurements and disclosures. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued additional guidance which deferred the effective date for fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, including goodwill and trademarks. On March 1, 2008, the Company adopted the provisions for fair value measurements and disclosures that were not deferred by additional guidance. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. On March 1, 2009, in accordance with the additional guidance, the Company adopted the remaining provisions for fair value measurements and disclosures. The adoption of the remaining provisions did not have a material impact on the Company’s consolidated financial statements.
          The fair value measurement guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
          The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2009, and February 28, 2009:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
Recurring Fair Value Measurements as of November 30, 2009
Assets:
Foreign currency contracts	$-	$54.3	$-	$54.3
Interest rate swap contracts	$-	$5.2	$-	$5.2
Liabilities:
Foreign currency contracts	$-	$30.8	$-	$30.8
Interest rate swap contracts	$-	$30.2	$-	$30.2

Recurring Fair Value Measurements as of February 28, 2009
Assets:
Foreign currency contracts	$-	$78.7	$-	$78.7
Liabilities:
Foreign currency contracts	$-	$71.1	$-	$71.1
Interest rate swap contracts	$-	$51.1	$-	$51.1

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
6)       GOODWILL:
          The changes in the carrying amount of goodwill are as follows:

			Consolidations
	Constellation	Crown	and
	Wines	Imports	Eliminations	Consolidated
(in millions)
Balance, February 29, 2008
Goodwill	$3,723.8	$13.0	$(13.0)	$3,723.8
Accumulated impairment losses	(599.9)	-	-	(599.9)

	3,123.9	13.0	(13.0)	3,123.9
Purchase accounting allocations	23.8	-	-	23.8
Foreign currency translation adjustments	(249.7)	-	-	(249.7)
Sale of businesses	(30.3)	-	-	(30.3)
Impairment of goodwill	(252.7)	-	-	(252.7)

Balance, February 28, 2009
Goodwill	3,467.6	13.0	(13.0)	3,467.6
Accumulated impairment losses	(852.6)	-	-	(852.6)

	2,615.0	13.0	(13.0)	2,615.0
Foreign currency translation adjustments	115.0	-	-	115.0
Sale of business	(158.5)	-	-	(158.5)

Balance, November 30, 2009
Goodwill	3,424.1	13.0	(13.0)	3,424.1
Accumulated impairment losses	(852.6)	-	-	(852.6)

	$2,571.5	$13.0	$(13.0)	$2,571.5

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
          For the nine months ended November 30, 2009, the Constellation Wines segment’s sale of business consists of the Company’s reduction of goodwill in connection with the March 2009 sale of its value spirits business.

          Divestiture of Pacific Northwest Business –
          In June 2008, the Company sold certain businesses consisting of several of the California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In connection with the sale of the Pacific Northwest Business, the Company’s Constellation Wines segment recorded a loss of $23.2 million for the nine months ended November 30, 2008, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. This loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
          Divestiture of the Value Spirits Business –
          In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. In connection with the classification of the value spirits business as an asset group held for sale as of February 28, 2009, the Company’s Constellation Wines segment recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the year ended February 28, 2009. In the first quarter of fiscal 2010, the Company’s Constellation Wines segment recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the nine months ended November 30, 2009.
7)       INTANGIBLE ASSETS:
          The major components of intangible assets are as follows:

	November 30, 2009		February 28, 2009
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$85.1	$70.4	$80.0	$70.3
Other	2.6	0.4	11.4	5.4

Total	$87.7	70.8	$91.4	75.7

Nonamortizable intangible assets:
Trademarks		962.2		915.2
Other		9.7		9.7

Total		971.9		924.9

Total intangible assets, net		$1,042.7		$1,000.6

          The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months and three months ended November 30, 2009, and November 30, 2008. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $4.3 million and $5.1 million for the nine months ended November 30, 2009, and November 30, 2008, respectively, and $1.5 million and $2.5 million for the three months ended November 30, 2009, and November 30, 2008, respectively. Estimated amortization expense for the remaining three months of fiscal 2010 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2010	$1.5
2011	$5.6
2012	$5.0
2013	$4.8
2014	$4.8
2015	$4.8
Thereafter	$44.3
          During August 2008, as a result of the streamlining of the Company’s Australian wine product portfolio in connection with the Constellation Wines segment’s Australian Initiative (as defined in Note 16), the Company determined it was necessary to perform a review for impairment of its Australian long-lived assets and indefinite lived intangible assets. The Company determined that its Australian indefinite lived intangible assets, which consist of trademarks, were impaired due to the revised lower revenue forecasts associated with the streamlining of the Australian wine product portfolio. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The estimated fair values were determined using a relief-from-royalty valuation model applied to the projected trademark revenues. As a result of this review, the Company recorded an impairment loss of $21.8 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations for the nine months ended November 30, 2008. No instances of impairment were noted on the Company’s indefinite lived intangible assets for the nine months and three months ended November 30, 2009, and three months ended November 30, 2008.
8)       INVESTMENT IN EQUITY METHOD INVESTEES:
          Crown Imports –
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
          The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of November 30, 2009, and February 28, 2009, the Company’s investment in Crown Imports was $125.9 million and $136.9 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $191.7 million and $221.3 million of cash distributions from Crown Imports for the nine months ended November 30, 2009, and November 30, 2008, respectively, all of which represent distributions of earnings.
          Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the nine months and three months ended November 30, 2009, and November 30, 2008, were not material. In addition, as of November 30, 2009, and February 28, 2009, amounts receivable from Crown Imports were not material.
          Matthew Clark –
          The Company and Punch Taverns plc each have, directly or indirectly, equal interests in a joint venture (“Matthew Clark”) which consists of a U.K. wholesale business.

          The Company accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of November 30, 2009, and February 28, 2009, the Company’s investment in Matthew Clark was $36.6 million and $28.8 million, respectively. The Company did not receive any cash distributions from Matthew Clark for the nine months ended November 30, 2009, and November 30, 2008.
          Amounts sold to Matthew Clark for the nine months and three months ended November 30, 2009, and November 30, 2008, were not material. As of November 30, 2009, and February 28, 2009, amounts receivable from Matthew Clark were not material.
          Ruffino –
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
          In connection with the Company’s December 2004 investment in Ruffino, the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to sell to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010, with the closing date for the sale of the ownership interests to occur as soon as reasonably practicable after the date of exercise of each option, but no earlier than May 15, 2010. The price of one of the options, which represents an incremental 9.9% interest in Ruffino, is subject to a specified minimum value of €23.5 million ($35.3 million as of November 30, 2009). The other option, which represents the remaining 50.1% interest in Ruffino, is not subject to a specified minimum value. During the three months ended November 30, 2009, in connection with the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for the specified minimum value, the Company recognized a loss of $34.3 million on the contractual obligation created by this notification. The Company measured the loss by calculating the amount by which the specified minimum value of the option exceeded the estimated fair value of the 9.9% equity interest to be put to the Company based on projected discounted cash flows of the equity method investee (Level 3 fair value measurement input).
          In addition, the Company reviews its equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. During the three months ended November 30, 2009, the Company performed its review of equity method investments for other-than-temporary impairment. The Company determined that its investment in Ruffino was impaired primarily due to the continuing decline in revenue and profit forecasts for this international equity method investee combined with an unfavorable foreign exchange movement between the Euro and U.S. dollar. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value based on projected discounted cash flows of the equity method investee (Level 3 fair value measurement input). As a result of this review, the Company’s Constellation Wines segment recorded an impairment loss of $25.4 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations for the nine months and three months ended November 30, 2009. As of November 30, 2009, and February 28, 2009, the Company’s investment in Ruffino was $4.2 million and $24.8 million, respectively. For the nine months ended November 30, 2008, the Company’s Constellation Wines segment recorded an impairment loss of $4.1 million on an Australian investment. No instances of impairment were noted on the Company’s equity method investments for the three months ended November 30, 2008.

          The Company’s Constellation Wines segment distributes Ruffino’s products, primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the nine months and three months ended November 30, 2009, and November 30, 2008, were not material. As of November 30, 2009, and February 28, 2009, amounts payable to Ruffino were not material.
          The following table presents summarized financial information for the Company’s Crown Imports equity method investment and the other material equity method investments discussed above. The amounts shown represent 100% of these equity method investments’ results of operations.

	Crown
	Imports	Other	Total
(in millions)
For the Nine Months Ended November 30, 2009
Net sales	$1,827.6	$811.3	$2,638.9
Gross profit	$555.7	$110.4	$666.1
Income from continuing operations	$361.4	$10.2	$371.6
Net income	$361.4	$10.2	$371.6

For the Nine Months Ended November 30, 2008
Net sales	$1,959.3	$859.1	$2,818.4
Gross profit	$588.2	$128.5	$716.7
Income from continuing operations	$411.6	$5.3	$416.9
Net income	$411.6	$5.3	$416.9

For the Three Months Ended November 30, 2009
Net sales	$498.8	$281.5	$780.3
Gross profit	$150.3	$38.8	$189.1
Income from continuing operations	$91.2	$5.0	$96.2
Net income	$91.2	$5.0	$96.2

For the Three Months Ended November 30, 2008
Net sales	$554.7	$257.0	$811.7
Gross profit	$163.8	$33.6	$197.4
Income from continuing operations	$123.4	$1.9	$125.3
Net income	$123.4	$1.9	$125.3
9)	BORROWINGS:
          Senior credit facility –
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

          As of November 30, 2009, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2010 and for each of the four succeeding fiscal years are as follows:

	Tranche A	Tranche B
	Term Loan	Term Loan	Total
(in millions)
2010	$-	$-	$-
2011	171.1	-	171.1
2012	150.0	3.4	153.4
2013	-	613.1	613.1
2014	-	611.5	611.5

	$321.1	$1,228.0	$1,549.1

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio with respect to the tranche A term loan facility and the revolving credit facility. As of November 30, 2009, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
          As of November 30, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $321.1 million bearing an interest rate of 1.5%, tranche B term loans of $1,228.0 million bearing an interest rate of 1.8%, revolving loans of $264.7 million bearing an interest rate of 1.5%, outstanding letters of credit of $36.1 million, and $599.2 million in revolving loans available to be drawn.

          In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company has fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through fiscal 2010. For the nine months ended November 30, 2009, and November 30, 2008, the Company reclassified net losses of $20.0 million and $8.6 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. For the three months ended November 30, 2009, and November 30, 2008, the Company reclassified net losses of $7.1 million and $3.0 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.
          Senior Notes –
          In November 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). In November 2009, the Company repaid the Sterling Series B Senior Notes and the Sterling Series C Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement and cash provided by operating activities.
          In February 2009, the Company entered into a foreign currency forward contract to fix the U.S. dollar payment of the Sterling Series B Senior Notes and Sterling Series C Senior Notes. In accordance with FASB guidance for derivatives and hedging, this foreign currency forward contract qualified for cash flow hedge accounting treatment. In November 2009, the Company received $33.2 million of proceeds from the maturity of this derivative instrument. This amount is reported as cash flows provided by financing activities on the Company’s Consolidated Statements of Cash Flows for the nine months ended November 30, 2009.
          Subsidiary credit facilities –
          The Company has additional credit arrangements totaling $314.5 million and $334.6 million as of November 30, 2009, and February 28, 2009, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2009, and February 28, 2009, amounts outstanding under these arrangements were $141.1 million and $193.9 million, respectively.

10)	INCOME TAXES:
          The Company’s effective tax rate for the nine months ended November 30, 2009, of 54.4% was driven largely by (i) $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill, and (ii) the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment; partially offset by a decrease in uncertain tax positions of $20.7 million (including accrued interest) in connection with the completion of various income tax examinations during the nine months ended November 30, 2009. The decrease in uncertain tax positions is due to the Company’s determination that certain tax positions have been effectively settled. The effective tax rate for the nine months ended November 30, 2008, of 62.7% was driven largely by (i) the recognition of a valuation allowance against net operating losses in Australia resulting primarily from the Australian Initiative and (ii) the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during the second quarter of fiscal 2009.
          The Company’s effective tax rate for the three months ended November 30, 2009, of 58.1% was driven primarily by the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment. The Company’s effective tax rate for the three months ended November 30, 2008, of 57.3%, was driven primarily by the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges and the recognition of a valuation allowance against net operating losses in Australia.
11)	DEFINED BENEFIT PENSION PLANS:
          Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2009	2008	2009	2008
(in millions)
Service cost	$1.7	$3.5	$0.6	$0.9
Interest cost	16.3	19.3	5.6	5.2
Expected return on plan assets	(19.1)	(22.9)	(6.6)	(6.2)
Amortization of prior service cost	0.1	0.2	0.1	0.1
Recognized net actuarial loss	3.3	5.7	1.1	1.6
Recognized loss due to curtailment	-	0.4	-	-
Recognized net loss due to settlement	1.1	8.2	-	(0.1)

Net periodic benefit cost	$3.4	$14.4	$0.8	$1.5

          In connection with the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, the Company recognized a settlement loss and curtailment loss of $9.2 million and $0.4 million, respectively, during the nine months ended November 30, 2008, associated with the settlement of the related pension and postretirement obligations.
          Contributions of $5.8 million have been made by the Company to fund its defined benefit pension plans for the nine months ended November 30, 2009. The Company presently anticipates contributing an additional $1.9 million to fund its defined benefit pension plans during the year ending February 28, 2010, resulting in total employer contributions of $7.7 million for the year ending February 28, 2010.

12)	STOCKHOLDERS’ EQUITY:
          Class A Common Stock and Class 1 Common Stock –
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
          Long-term stock incentive plan –
          In July 2009, the stockholders of the Company approved, among other things, an increase in the aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan from 94,000,000 shares to 108,000,000 shares.
13)	EARNINGS PER COMMON SHARE:
          The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the nine months and three months ended November 30, 2009, and November 30, 2008, earnings per common share – diluted has been calculated using the if-converted method. Earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

          The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2009	2008	2009	2008
(in millions, except per share data)
Income available to common stockholders	$150.3	$105.4	$44.1	$83.5

Weighted average common shares outstanding – basic:
Class A Common Stock	195.880	193.656	196.505	194.451

Class B Convertible Common Stock	23.738	23.756	23.734	23.744

Weighted average common shares outstanding – diluted:
Class A Common Stock	195.880	193.656	196.505	194.451
Class B Convertible Common Stock	23.738	23.756	23.734	23.744
Stock-based awards, primarily stock options	1.231	2.558	1.966	1.811

Weighted average common shares outstanding – diluted	220.849	219.970	222.205	220.006

Earnings per common share – basic:
Class A Common Stock	$0.69	$0.49	$0.20	$0.39

Class B Convertible Common Stock	$0.63	$0.45	$0.18	$0.35

Earnings per common share – diluted:
Class A Common Stock	$0.68	$0.48	$0.20	$0.38

Class B Convertible Common Stock	$0.62	$0.44	$0.18	$0.35

          For the nine months ended November 30, 2009, and November 30, 2008, stock-based awards, primarily stock options, which could result in the issuance of 31.5 million and 25.6 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended November 30, 2009, and November 30, 2008, stock-based awards, primarily stock options, which could result in the issuance of 23.6 million and 28.2 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.
14)	STOCK-BASED COMPENSATION:
          The Company recorded $39.2 million and $34.1 million of stock-based compensation cost in its Consolidated Statements of Operations for the nine months ended November 30, 2009, and November 30, 2008, respectively. The Company recorded $13.8 million and $11.8 million of stock-based compensation cost in its Consolidated Statements of Operations for the three months ended November 30, 2009, and November 30, 2008, respectively. Of the $39.2 million, $6.0 million is related to the granting of 7.6 million nonqualified stock options under the Company’s Long-Term Stock Incentive Plan to employees and nonemployee directors during the year ending February 28, 2010. The remainder is related primarily to the amortization of employee and nonemployee director stock options granted during the years ended February 28, 2009, February 29, 2008, and February 28, 2007.

15)	COMPREHENSIVE INCOME (LOSS):
          Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments and pension/postretirement adjustments. The reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
(in millions)
For the Nine Months Ended November 30, 2009
Net income			$150.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$545.7	$(4.9)	540.8
Unrealized gain on cash flow hedges:
Net derivative gains	95.6	(33.2)	62.4
Reclassification adjustments	(22.9)	9.5	(13.4)

Net gain recognized in other comprehensive income	72.7	(23.7)	49.0
Pension/postretirement:
Net losses arising during the period	(11.9)	3.2	(8.7)
Reclassification adjustments	3.5	(0.9)	2.6

Net loss recognized in other comprehensive income	(8.4)	2.3	(6.1)

Other comprehensive income	$610.0	$(26.3)	583.7

Total comprehensive income			$734.0

For the Nine Months Ended November 30, 2008
Net income			$105.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(598.4)	$(6.3)	(604.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(10.5)	(14.0)	(24.5)
Reclassification adjustments	(3.4)	0.9	(2.5)

Net loss recognized in other comprehensive income	(13.9)	(13.1)	(27.0)
Pension/postretirement:
Net gains arising during the period	31.1	(9.4)	21.7
Reclassification adjustments	14.7	(4.2)	10.5

Net gain recognized in other comprehensive income	45.8	(13.6)	32.2

Other comprehensive loss	$(566.5)	$(33.0)	(599.5)

Total comprehensive loss			$(494.1)

For the Three Months Ended November 30, 2009
Net income			$44.1
Other comprehensive income (loss):
Foreign currency translation adjustments	$116.3	$(1.1)	115.2
Unrealized gain on cash flow hedges:
Net derivative gains	22.1	(8.7)	13.4
Reclassification adjustments	(9.9)	3.2	(6.7)

Net gain recognized in other comprehensive income	12.2	(5.5)	6.7
Pension/postretirement:
Net losses arising during the period	(1.2)	0.3	(0.9)
Reclassification adjustments	1.3	(0.4)	0.9

Net gain recognized in other comprehensive income	0.1	(0.1)	-

Other comprehensive income	$128.6	$(6.7)	121.9

Total comprehensive income			$166.0

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
For the Three Months Ended November 30, 2008
Net income			$83.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(401.0)	$(4.6)	(405.6)
Unrealized loss on cash flow hedges:
Net derivative losses	(39.9)	(0.4)	(40.3)
Reclassification adjustments	(7.8)	2.0	(5.8)

Net loss recognized in other comprehensive income	(47.7)	1.6	(46.1)
Pension/postretirement:
Net gains arising during the period	20.4	(6.2)	14.2
Reclassification adjustments	1.6	(0.5)	1.1

Net gain recognized in other comprehensive income	22.0	(6.7)	15.3

Other comprehensive loss	$(426.7)	$(9.7)	(436.4)

Total comprehensive loss			$(352.9)

          Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	(Losses)	Pension/	Other
	Translation	Gains on	Postretirement	Comprehensive
	Adjustments	Derivatives	Adjustments	Income
(in millions)
Balance, February 28, 2009	$175.4	$(29.0)	$(52.2)	$94.2
Current period change	540.8	49.0	(6.1)	583.7

Balance, November 30, 2009	$716.2	$20.0	$(58.3)	$677.9

16)	RESTRUCTURING CHARGES:
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
          Fiscal 2006 Plan –
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

          Vincor Plan –
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
          Fiscal 2007 Wine Plan –
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
          Australian Initiative –
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

          The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocation costs and costs for employee terminations. In connection with the Australian Initiative, the Company recorded restructuring charges on its Consolidated Statements of Operations for the year ended February 28, 2009, of $46.5 million which represented non-cash charges related to the write-down of property, plant and equipment, held for sale. Of this $46.5 million, $31.3 million and ($0.2) million of non-cash charges (gains) related to the write-down (sale) of property, plant and equipment, net, was recorded on the Company’s Consolidated Statements of Operations for the nine months and three months ended November 30, 2008, respectively. There were no net non-cash charges (gains) related to the write-down (sale) of property, plant and equipment, net, recorded as restructuring charges on the Company’s Consolidated Statements of Operations for the nine months ended November 30, 2009. However, for the three months ended November 30, 2009, the Company recorded restructuring charges of $0.7 million which represented non-cash charges related to the write-down of property, plant and equipment, held for sale. This amount offset $0.7 million of net gains recorded in the second quarter of fiscal 2010 related to the sale of certain other property, plant and equipment, held for sale. These amounts are excluded from the restructuring liability rollforward table below for the appropriate periods. As of November 30, 2009, the Company had $35.6 million of Australian assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be completed by February 28, 2011.
          Fiscal 2010 Global Initiative –
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
          Restructuring charges consist of employee termination benefit costs, contract termination costs and other associated costs. Employee termination benefit costs are accounted for under the FASB guidance for compensation-nonretirement postemployment benefits, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs (such as costs to provide continuing health insurance) and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs, are accounted for under the FASB guidance for exit or disposal cost obligations. Contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.

          Details of each plan for which the Company expects to incur additional costs are presented separately in the following table. Plans for which exit activities were completed prior to March 1, 2009, are reported below under “Other Plans.” These plans include the Vincor Plan, the Fiscal 2006 Plan, the Robert Mondavi Plan and certain other immaterial restructuring activities.

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
	Initiative	Initiative	Plan	Plan	Plans	Total
(in millions)
Restructuring liability, February 28, 2009	$-	$1.2	$8.5	$3.2	$9.8	$22.7

Restructuring charges:
Employee termination benefit costs	17.3	0.5	(0.5)	-	(0.2)	17.1
Contract termination costs	0.5	0.8	0.2	-	-	1.5
Facility consolidation/relocation costs	0.1	0.2	-	-	-	0.3

Restructuring charges, May 31, 2009	17.9	1.5	(0.3)	-	(0.2)	18.9
Employee termination benefit costs	2.9	0.3	-	-	-	3.2
Contract termination costs	0.1	0.3	-	-	-	0.4
Facility consolidation/relocation costs	0.1	-	0.2	-	-	0.3

Restructuring charges, August 31, 2009	3.1	0.6	0.2	-	-	3.9
Employee termination benefit costs	1.4	0.5	-	0.1	(0.1)	1.9
Contract termination costs	0.1	1.9	0.1	-	0.6	2.7
Facility consolidation/relocation costs	(0.1)	0.1	(0.2)	-	-	(0.2)

Restructuring charges, November 30, 2009	1.4	2.5	(0.1)	0.1	0.5	4.4

Total restructuring charges	22.4	4.6	(0.2)	0.1	0.3	27.2

Cash expenditures	(17.1)	(6.3)	(3.9)	(3.2)	(5.5)	(36.0)

Foreign currency translation adjustments	1.4	0.6	0.3	0.3	0.2	2.8

Restructuring liability, November 30, 2009	$6.7	$0.1	$4.7	$0.4	$4.8	$16.7

          In connection with the Company’s BWE Acquisition, Vincor Acquisition and the acquisition of all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of November 30, 2009, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $4.5 million, $0.5 million and $1.3 million, respectively. As of February 28, 2009, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $6.3 million, $0.7 million and $2.7 million, respectively.
          For the nine months ended November 30, 2009, employee termination benefit costs and contract termination costs include reversals of prior accruals of $1.2 million and $0.2 million, respectively, associated with the Fiscal 2008 Plan and other immaterial restructuring activities. For the three months ended November 30, 2009, employee termination benefit costs and contract termination costs include reversals of prior accruals of $0.2 million and $0.2 million, respectively, associated primarily with the other immaterial restructuring activities.

          In addition, the following table presents other costs incurred in connection with the Company’s restructuring activities:

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
	Initiative	Initiative	Plan	Plan	Plans	Total
(in millions)
For the Nine Months Ended November 30, 2009
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	$9.3	$1.7	$-	$9.6	$0.4	$21.0

Asset write-down/other costs (selling, general and administrative expenses)	$31.5	$1.8	$0.7	$0.8	$0.3	$35.1

Asset impairment (impairment of intangible assets)	$-	$-	$-	$-	$-	$-

Acquisition-related integration costs	$-	$-	$0.2	$-	$-	$0.2

For the Nine Months Ended November 30, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$-	$49.9	$3.4	$2.9	$-	$56.2

Asset write-down/other costs (selling, general and administrative expenses)	$-	$2.2	$1.0	$8.6	$0.1	$11.9

Asset impairment (impairment of intangible assets)	$-	$21.8	$-	$-	$-	$21.8

Acquisition-related integration costs	$-	$-	$6.4	$-	$1.2	$7.6

For the Three Months Ended November 30, 2009
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	$2.0	$-	$-	$1.2	$-	$3.2

Asset write-down/other costs (selling, general and administrative expenses)	$9.8	$0.1	$0.6	$0.2	$0.3	$11.0

Asset impairment (impairment of intangible assets)	$-	$-	$-	$-	$-	$-

Acquisition-related integration costs	$-	$-	$0.1	$-	$-	$0.1

For the Three Months Ended November 30, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$-	$1.7	$-	$0.6	$-	$2.3

Asset write-down/other costs (selling, general and administrative expenses)	$-	$0.4	$0.2	$6.1	$-	$6.7

Asset impairment (impairment of intangible assets)	$-	$-	$-	$-	$-	$-

Acquisition-related integration costs	$-	$-	$1.2	$-	$0.3	$1.5

          A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
	Initiative	Initiative	Plan	Plan	Plans
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$21.6	$9.3	$8.7	$4.4	$37.8
Contract termination costs	0.7	3.5	1.5	24.0	1.1
Facility consolidation/relocation costs	0.1	1.0	0.9	-	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	46.5	-	-	-

Total restructuring charges	22.4	60.3	11.1	28.4	40.6

Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	9.3	59.2	17.9	21.8	23.5
Asset write-down/other costs (selling, general and administrative expenses)	31.5	6.7	3.1	31.3	5.3
Asset impairment (impairment of intangible assets)	-	21.8	7.4	-	0.4
Acquisition-related integration costs	-	-	12.4	-	57.7

Total other costs	40.8	87.7	40.8	53.1	86.9

Total costs incurred to date	$63.2	$148.0	$51.9	$81.5	$127.5

Total expected costs
Restructuring charges:
Employee termination benefit costs	$25.6	$12.0	$8.7	$4.4	$37.8
Contract termination costs	15.6	3.4	1.5	24.0	1.1
Facility consolidation/relocation costs	1.2	1.3	3.0	-	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	45.8	-	-	-

Total restructuring charges	42.4	62.5	13.2	28.4	40.6
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	14.2	62.8	17.9	23.1	23.5
Asset write-down/other costs (selling, general and administrative expenses)	41.6	9.9	3.7	31.4	5.3
Asset impairment (impairment of intangible assets)	-	21.8	7.4	-	0.4
Acquisition-related integration costs	-	-	13.7	-	57.7

Total other costs	55.8	94.5	42.7	54.5	86.9

Total expected costs	$98.2	$157.0	$55.9	$82.9	$127.5

17)	ACQUISITION-RELATED INTEGRATION COSTS:
          For the nine months ended November 30, 2009, the Company recorded $0.2 million of acquisition-related integration costs associated with the Fiscal 2008 Plan. The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business that will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other one-time costs such as external services and consulting fees. For the nine months ended November 30, 2009, acquisition-related integration costs consist of $0.2 million of facilities and other one-time costs. For the nine months ended November 30, 2008, the Company recorded $7.6 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan.
          For the three months ended November 30, 2009, the Company recorded $0.1 million of acquisition-related integration costs associated with the Fiscal 2008 Plan. Acquisition-related integration costs consist of $0.1 million of facilities and other one-time costs for the three months ended November 30, 2009. For the three months ended November 30, 2008, the Company recorded $1.5 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan.
18)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
          The following information sets forth the condensed consolidating balance sheets as of November 30, 2009, and February 28, 2009, the condensed consolidating statements of operations for the nine months and three months ended November 30, 2009, and November 30, 2008, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2009, and November 30, 2008, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes and senior subordinated notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and include the recently adopted accounting pronouncements described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2009
Current assets:
Cash and cash investments	$0.8	$5.1	$44.4	$-	$50.3
Accounts receivable, net	442.2	25.3	434.2	-	901.7
Inventories	112.9	1,060.8	826.7	(7.9)	1,992.5
Prepaid expenses and other	6.0	88.3	49.8	5.0	149.1
Intercompany (payable) receivable	(55.7)	(12.5)	68.2	-	-

Total current assets	506.2	1,167.0	1,423.3	(2.9)	3,093.6
Property, plant and equipment, net	59.7	790.6	799.2	-	1,649.5
Investments in subsidiaries	6,349.7	128.9	-	(6,478.6)	-
Goodwill	-	1,986.0	585.5	-	2,571.5
Intangible assets, net	-	683.8	358.9	-	1,042.7
Other assets, net	95.4	200.6	81.7	(6.4)	371.3

Total assets	$7,011.0	$4,956.9	$3,248.6	$(6,487.9)	$8,728.6

Current liabilities:
Notes payable to banks	$264.7	$-	$117.0	$-	$381.7
Current maturities of long-term debt	97.4	1.3	0.8	-	99.5
Accounts payable	10.0	229.4	137.3	-	376.7
Accrued excise taxes	20.1	-	56.1	-	76.2
Other accrued expenses and liabilities	163.9	196.8	279.8	1.8	642.3

Total current liabilities	556.1	427.5	591.0	1.8	1,576.4
Long-term debt, less current maturities	3,595.5	5.9	14.6	-	3,616.0
Deferred income taxes	-	475.7	80.8	(6.4)	550.1
Other liabilities	162.2	35.2	91.5	-	288.9
Stockholders’ equity:
Preferred stock	-	9.0	1,430.9	(1,439.9)	-
Class A and Class B Convertible Common Stock	2.5	100.7	184.0	(284.7)	2.5
Additional paid-in capital	1,473.5	1,323.6	1,269.0	(2,592.6)	1,473.5
Retained earnings (deficit)	1,153.8	2,551.0	(1,125.1)	(1,425.9)	1,153.8
Accumulated other comprehensive income	677.9	28.3	711.9	(740.2)	677.9
Treasury stock	(610.5)	-	-	-	(610.5)

Total stockholders’ equity	2,697.2	4,012.6	2,470.7	(6,483.3)	2,697.2

Total liabilities and stockholders’ equity	$7,011.0	$4,956.9	$3,248.6	$(6.487.9)	$8,728.6

Condensed Consolidating Balance Sheet at February 28, 2009
Current assets:
Cash and cash investments	$2.3	$3.7	$7.1	$-	$13.1
Accounts receivable, net	198.9	73.3	252.4	-	524.6
Inventories	43.1	1,125.7	668.6	(8.7)	1,828.7
Prepaid expenses and other	4.9	117.8	41.7	3.7	168.1
Intercompany receivable (payable)	681.4	(800.8)	119.4	-	-

Total current assets	930.6	519.7	1,089.2	(5.0)	2,534.5
Property, plant and equipment, net	47.0	854.4	646.1	-	1,547.5
Investments in subsidiaries	5,406.4	100.4	-	(5,506.8)	-
Goodwill	-	2,144.5	470.5	-	2,615.0
Intangible assets, net	-	720.4	280.2	-	1,000.6
Other assets, net	38.3	215.9	88.8	(4.1)	338.9

Total assets	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Notes payable to banks	$67.2	$-	$160.1	$-	$227.3
Current maturities of long-term debt	224.3	2.9	8.0	-	235.2
Accounts payable	4.0	123.6	161.1	-	288.7
Accrued excise taxes	5.7	16.1	35.8	-	57.6
Other accrued expenses and liabilities	129.0	213.6	173.2	1.8	517.6

Total current liabilities	430.2	356.2	538.2	1.8	1,326.4
Long-term debt, less current maturities	3,951.2	7.2	12.7	-	3,971.1
Deferred income taxes	-	488.1	59.6	(4.1)	543.6
Other liabilities	132.6	48.0	106.5	-	287.1
Stockholders’ equity:
Preferred stock	-	9.0	1,430.9	(1,439.9)	-
Class A and Class B Convertible Common Stock	2.5	100.7	184.0	(284.7)	2.5
Additional paid-in capital	1,426.3	1,280.3	1,245.0	(2,525.3)	1,426.3
Retained earnings (deficit)	1,003.5	2,259.8	(1,137.5)	(1,122.3)	1,003.5
Accumulated other comprehensive income	94.2	6.0	135.4	(141.4)	94.2
Treasury stock	(618.2)	-	-	-	(618.2)

Total stockholders’ equity	1,908.3	3,655.8	1,857.8	(5,513.6)	1,908.3

Total liabilities and stockholders’ equity	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2009
Sales	$546.6	$1,451.0	$1,608.6	$(286.2)	$3,320.0
Less – excise taxes	(119.9)	(76.8)	(467.2)	-	(663.9)

Net sales	426.7	1,374.2	1,141.4	(286.2)	2,656.1
Cost of product sold	(215.9)	(843.9)	(881.7)	207.8	(1,733.7)

Gross profit	210.8	530.3	259.7	(78.4)	922.4
Selling, general and administrative expenses	(215.4)	(176.3)	(225.4)	78.4	(538.7)
Impairment of intangible assets	-	-	-	-	-
Restructuring charges	0.2	(11.0)	(16.4)	-	(27.2)
Acquisition-related integration costs	-	(0.2)	-	-	(0.2)

Operating (loss) income	(4.4)	342.8	17.9	0.0	356.3
Equity in earnings (loss) of equity method investees and subsidiaries	298.5	208.7	(21.0)	(315.6)	170.6
Interest expense, net	(187.5)	(5.8)	(4.1)	-	(197.4)

Income (loss) before income taxes	106.6	545.7	(7.2)	(315.6)	329.5
Benefit from (provision for) income taxes	43.7	(243.6)	18.3	2.4	(179.2)

Net income	$150.3	$302.1	$11.1	$(313.2)	$150.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2008
Sales	$414.4	$1,966.0	$1,697.8	$(320.1)	$3,758.1
Less – excise taxes	(54.0)	(338.2)	(446.4)	-	(838.6)

Net sales	360.4	1,627.8	1,251.4	(320.1)	2,919.5
Cost of product sold	(182.9)	(998.0)	(936.1)	236.3	(1,880.7)

Gross profit	177.5	629.8	315.3	(83.8)	1,038.8
Selling, general and administrative expenses	(187.8)	(172.1)	(380.7)	81.4	(659.2)
Impairment of intangible assets	-	-	(21.8)	-	(21.8)
Restructuring charges	-	(0.4)	(39.9)	-	(40.3)
Acquisition-related integration costs	(0.1)	(6.6)	(0.9)	-	(7.6)

Operating (loss) income	(10.4)	450.7	(128.0)	(2.4)	309.9
Equity in earnings (loss) of equity method investees and subsidiaries	231.3	210.1	(0.1)	(222.8)	218.5
Interest expense, net	(179.9)	(50.9)	(14.9)	-	(245.7)

Income (loss) before income taxes	41.0	609.9	(143.0)	(225.2)	282.7
Benefit from (provision for) income taxes	64.4	(240.6)	(1.2)	0.1	(177.3)

Net income (loss)	$105.4	$369.3	$(144.2)	$(225.1)	$105.4

Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2009
Sales	$260.8	$510.6	$588.0	$(133.9)	$1,225.5
Less – excise taxes	(45.7)	(19.7)	(172.4)	-	(237.8)

Net sales	215.1	490.9	415.6	(133.9)	987.7
Cost of product sold	(114.1)	(319.5)	(318.1)	108.1	(643.6)

Gross profit	101.0	171.4	97.5	(25.8)	344.1
Selling, general and administrative expenses	(93.9)	(37.0)	(100.3)	26.9	(204.3)
Impairment of intangible assets	-	-	-	-	-
Restructuring charges	(0.2)	0.3	(5.2)	-	(5.1)
Acquisition-related integration costs	-	(0.1)	-	-	(0.1)

Operating income (loss)	6.9	134.6	(8.0)	1.1	134.6
Equity in earnings (loss) of equity method investees and subsidiaries	94.7	70.3	(22.9)	(107.5)	34.6
Interest (expense) income, net	(78.8)	15.8	(1.0)	-	(64.0)

Income (loss) before income taxes	22.8	220.7	(31.9)	(106.4)	105.2
Benefit from (provision for) income taxes	21.3	(82.1)	(1.8)	1.5	(61.1)

Net income (loss)	$44.1	$138.6	$(33.7)	$(104.9)	$44.1

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2008
Sales	$147.5	$733.9	$532.9	$(107.4)	$1,306.9
Less – excise taxes	(17.7)	(115.2)	(142.8)	-	(275.7)

Net sales	129.8	618.7	390.1	(107.4)	1,031.2
Cost of product sold	(62.5)	(369.6)	(276.4)	81.3	(627.2)

Gross profit	67.3	249.1	113.7	(26.1)	404.0
Selling, general and administrative expenses	(56.6)	(12.2)	(158.2)	26.5	(200.5)
Impairment of intangible assets	-	-	-	-	-
Restructuring charges	-	0.3	(4.6)	-	(4.3)
Acquisition-related integration costs	-	(1.3)	(0.2)	-	(1.5)

Operating income (loss)	10.7	235.9	(49.3)	0.4	197.7
Equity in earnings of equity method investees and subsidiaries	125.1	76.0	1.6	(126.4)	76.3
Interest expense, net	(61.6)	(12.6)	(4.2)	-	(78.4)

Income (loss) before income taxes	74.2	299.3	(51.9)	(126.0)	195.6
Benefit from (provision for) income taxes	9.3	(115.3)	(5.8)	(0.3)	(112.1)

Net income (loss)	$83.5	$184.0	$(57.7)	$(126.3)	$83.5

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2009
Net cash (used in) provided by operating activities	$(289.7)	$403.0	$75.4	$-	$188.7

Cash flows from investing activities:
Proceeds from sale of business	-	262.1	14.3	-	276.4
Proceeds from sales of assets	-	0.2	16.3	-	16.5
Purchases of property, plant and equipment	(13.4)	(49.2)	(26.6)	-	(89.2)
Investment in equity method investee	-	(0.6)	-	-	(0.6)
Purchase of business, net of cash acquired	-	-	-	-	-
Capital distributions from equity method investees	-	-	0.2	-	0.2
Other investing activities	0.9	-	(0.3)	-	0.6

Net cash (used in) provided by investing activities	(12.5)	212.5	3.9	-	203.9

Cash flows from financing activities:
Intercompany financings, net	573.6	(611.5)	37.9	-	-
Principal payments of long-term debt	(519.1)	(2.6)	(8.1)	-	(529.8)
Net proceeds from (repayment of) notes payable	197.5	-	(73.3)	-	124.2
Proceeds from maturity of derivative instrument	33.2	-	-	-	33.2
Exercise of employee stock options	10.7	-	-	-	10.7
Proceeds from employee stock purchases	2.3	-	-	-	2.3
Excess tax benefits from share-based payment awards	2.5	-	-	-	2.5

Net cash provided by (used in) financing activities	300.7	(614.1)	(43.5)	-	(356.9)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Effect of exchange rate changes on cash and cash investments	-	-	1.5	-	1.5

Net (decrease) increase in cash and cash investments	(1.5)	1.4	37.3	-	37.2
Cash and cash investments, beginning of period	2.3	3.7	7.1	-	13.1

Cash and cash investments, end of period	$0.8	$5.1	$44.4	$-	$50.3

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2008
Net cash (used in) provided by operating activities	$(92.6)	$480.3	$(56.8)	$-	$330.9

Cash flows from investing activities:
Proceeds from sale of business	(2.4)	206.6	-	-	204.2
Proceeds from sales of assets	-	1.3	17.6	-	18.9
Purchases of property, plant and equipment	(3.8)	(31.0)	(60.8)	-	(95.6)
Investment in equity method investee	-	(1.0)	-	-	(1.0)
Purchase of business, net of cash acquired	(0.5)	10.9	(10.2)	-	0.2
Capital distributions from equity method investees	-	20.7	-	-	20.7
Other investing activities	-	9.9	-	-	9.9

Net cash (used in) provided by investing activities	(6.7)	217.4	(53.4)	-	157.3

Cash flows from financing activities:
Intercompany financings, net	735.6	(692.2)	(43.4)	-	-
Principal payments of long-term debt	(214.6)	(7.3)	(3.3)	-	(225.2)
Net (repayment of) proceeds from notes payable	(308.0)	-	170.6	-	(137.4)
Proceeds from maturity of derivative instrument	-	-	-	-	-
Exercise of employee stock options	25.5	-	-	-	25.5
Proceeds from employee stock purchases	2.9	-	-	-	2.9
Excess tax benefits from share-based payment awards	7.0	-	-	-	7.0

Net cash provided by (used in) financing activities	248.4	(699.5)	123.9	-	(327.2)

Effect of exchange rate changes on cash and cash investments	-	-	(0.2)	-	(0.2)

Net increase (decrease) in cash and cash investments	149.1	(1.8)	13.5	-	160.8
Cash and cash investments, beginning of period	0.3	2.8	17.4	-	20.5

Cash and cash investments, end of period	$149.4	$1.0	$30.9	$-	$181.3

19)	BUSINESS SEGMENT INFORMATION:
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

          For the nine months and three months ended November 30, 2009, and November 30, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in operating income consist of:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2009	2008	2009	2008
(in millions)
Cost of Product Sold
Accelerated depreciation	$15.7	$16.7	$1.7	$2.3
Flow through of inventory step-up	7.2	8.6	2.0	6.1
Inventory write-downs	1.5	47.6	0.5	-
Other	3.8	0.1	1.0	-

Cost of Product Sold	28.2	73.0	5.2	8.4

Selling, General and Administrative Expenses
Loss on contractual obligation from put option of Ruffino shareholder	34.3	-	34.3	-
Net gain on sale of value spirits business	(0.2)	-	-	-
Loss on sale of Pacific Northwest Business	-	23.2	-	-
Loss on sale of nonstrategic assets	-	8.3	-	-
Other costs	35.1	11.9	11.0	6.7

Selling, General and Administrative Expenses	69.2	43.4	45.3	6.7

Impairment of Intangible Assets	-	21.8	-	-

Restructuring Charges	27.2	40.3	5.1	4.3

Acquisition-Related Integration Costs	0.2	7.6	0.1	1.5

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$124.8	$186.1	$55.7	$20.9

          For the nine months and three months ended November 30, 2009, acquisition-related integration costs, restructuring charges and unusual costs included in equity in losses of equity method investees of $25.4 million consist of an impairment loss on the Company’s investment in Ruffino. For the nine months ended November 30, 2008, acquisition-related integration costs, restructuring charges and unusual costs included in equity in losses of equity method investees of $4.1 million consist of an impairment loss on an Australian investment. There were no acquisition-related integration costs, restructuring charges and unusual costs included in equity in earnings of equity method investees for the three months ended November 30, 2008.
          The Company evaluates performance based on operating income of the respective segment. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and include the recently adopted accounting pronouncements described in Note 2 herein.

          Segment information is as follows:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2009	2008	2009	2008
(in millions)
Constellation Wines:
Net sales:
Branded wine	$2,308.4	$2,396.5	$868.1	$848.7
Spirits	176.3	326.1	51.3	111.4
Other	171.4	196.9	68.3	71.1

Net sales	$2,656.1	$2,919.5	$987.7	$1,031.2
Segment operating income	$553.8	$568.1	$218.3	$240.5
Equity in earnings of equity method investees	$15.3	$16.8	$14.4	$14.6
Long-lived tangible assets	$1,579.8	$1,543.0	$1,579.8	$1,543.0
Investment in equity method investees	$115.5	$202.3	$115.5	$202.3
Total assets	$8,427.9	$8,722.2	$8,427.9	$8,722.2
Capital expenditures	$58.8	$93.4	$14.5	$42.4
Depreciation and amortization	$110.8	$110.3	$34.2	$31.0

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(72.7)	$(72.1)	$(28.0)	$(21.9)
Long-lived tangible assets	$69.7	$39.8	$69.7	$39.8
Total assets	$174.8	$251.3	$174.8	$251.3
Capital expenditures	$30.4	$2.2	$9.6	$1.2
Depreciation and amortization	$9.6	$8.9	$3.1	$3.0

Crown Imports:
Net sales	$1,827.6	$1,959.3	$498.8	$554.7
Segment operating income	$362.1	$410.9	$91.4	$123.5
Long-lived tangible assets	$5.5	$4.6	$5.5	$4.6
Total assets	$348.4	$313.9	$348.4	$313.9
Capital expenditures	$0.9	$0.9	$0.1	$0.8
Depreciation and amortization	$0.9	$0.8	$0.4	$0.3

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs:
Operating loss	$(124.8)	$(186.1)	$(55.7)	$(20.9)
Equity in losses of equity method investees	$(25.4)	$(4.1)	$(25.4)	$-

Consolidation and Eliminations:
Net sales	$(1,827.6)	$(1,959.3)	$(498.8)	$(554.7)
Operating income	$(362.1)	$(410.9)	$(91.4)	$(123.5)
Equity in earnings of Crown Imports	$180.7	$205.8	$45.6	$61.7
Long-lived tangible assets	$(5.5)	$(4.6)	$(5.5)	$(4.6)
Investment in equity method investees	$125.9	$135.0	$125.9	$135.0
Total assets	$(222.5)	$(178.9)	$(222.5)	$(178.9)
Capital expenditures	$(0.9)	$(0.9)	$(0.1)	$(0.8)
Depreciation and amortization	$(0.9)	$(0.8)	$(0.4)	$(0.3)

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2009	2008	2009	2008
(in millions)
Consolidated:
Net sales	$2,656.1	$2,919.5	$987.7	$1,031.2
Operating income	$356.3	$309.9	$134.6	$197.7
Equity in earnings of equity method investees	$170.6	$218.5	$34.6	$76.3
Long-lived tangible assets	$1,649.5	$1,582.8	$1,649.5	$1,582.8
Investment in equity method investees	$241.4	$337.3	$241.4	$337.3
Total assets	$8,728.6	$9,108.5	$8,728.6	$9,108.5
Capital expenditures	$89.2	$95.6	$24.1	$43.6
Depreciation and amortization	$120.4	$119.2	$37.3	$34.0
20)	ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
          Employers’ Disclosures about Postretirement Benefit Plan Assets –
          In December 2008, the FASB issued amended guidance on compensation – retirement benefits which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company is required to adopt the additional disclosure requirements of this guidance for its annual period ending February 28, 2010. The Company is currently assessing the impact of this guidance on its consolidated financial statements.
          Consolidation of Variable Interest Entities –
          In June 2009, the FASB issued amended guidance on consolidation, which, among other things, (i) requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amends previously issued guidance for determining whether an entity is a variable interest entity; and (iv) requires enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. In December 2009, the FASB issued additional guidance on assessing whether a variable interest entity should be consolidated. This guidance identifies the determination of whether a reporting entity should consolidate another entity is to be based upon, among other things, (i) the other entity’s purpose and design and (ii) the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance also requires additional disclosures about an entity’s involvement with a variable interest entity, including significant changes in risk exposure due to an entity’s involvement with a variable interest entity and how the involvement with the variable interest entity affects the financial statements of the reporting entity. The Company is required to adopt the combined guidance for its annual and interim periods beginning March 1, 2010. The Company is currently assessing the impact of this combined guidance on its consolidated financial statements.

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
          The Company’s business strategy is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits and imported beers. The Company intends to continue to focus on growing premium product categories and geographic markets and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During Fiscal 2010 (as defined below), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. The Company believes that this is the right strategy to take in order to position the Company for future growth in a consolidating market. The Company remains committed to its long-term financial model of growing sales, expanding margins, increasing cash flow and reducing borrowings to achieve earnings per share growth and improve return on invested capital.

          Worldwide and domestic economies are experiencing adverse conditions, and economic and consumer conditions in the Company’s key markets, and on a global basis, remain challenging. Accordingly, the current competitive environment in the marketplace remains intense. While the global credit and capital markets may be showing signs of improvement, the global economic situation has or could adversely affect the Company’s major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could adversely impact the Company’s business and financial performance. In order to mitigate the impact of these challenging conditions, the Company continues to focus on improving operating efficiencies, containing costs, optimizing cash flow, reducing borrowings and increasing return on invested capital. The Company has also maintained adequate liquidity to meet current obligations and fund capital expenditures. However, changing conditions in the worldwide and domestic economies could have a material impact on the Company’s business, liquidity, financial condition and results of operations.
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
          Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed at least annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The continuing surplus of Australian wine has made and continues to make very low cost bulk wine available to these U.K. retailers which has allowed certain of these large retailers to create and build private label brands in the Australian wine category. Periodically, the Company has implemented price increases in the U.K. and Australia in an effort to cover certain cost increases, including the U.K. duty increases, and to improve profitability; however, the concentrated retail environment, competition from private label causing deterioration of retail pricing, foreign exchange volatility and a challenging economic environment have all contributed to declining gross margins for the Company’s U.K. and Australian businesses for the nine months and three months ended November 30, 2009 (“Nine Months 2010” and “Third Quarter 2010”, respectively).

          The three years prior to the calendar 2007 Australian grape harvest were all years of record Australian grape harvests which contributed to the current surplus of Australian bulk wine. The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. As a result of various conditions surrounding the calendar 2008 Australian grape harvest, the Company previously expected the supply of wine to continue to move toward balance with demand. However, the calendar 2008 Australian grape harvest was higher than expected. Although the calendar 2009 Australian grape harvest came in lower than the calendar 2008 Australian grape harvest, the total intake continues to exceed the current annual global demand for Australian wine products. Accordingly, the current Australian bulk wine surplus and related intense competitive conditions in the U.K. and Australian markets are not expected to subside in the near term. In the U.S., the calendar 2009 grape harvest was similar in size to slightly larger than the calendar 2008 grape harvest. Accordingly, the Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
          For Third Quarter 2010, the Company’s net sales decreased 4% over the three months ended November 30, 2008 (“Third Quarter 2009”), primarily due to the divestiture of the value spirits business (see “Divestitures in Fiscal 2010 and Fiscal 2009” below), partially offset by a favorable year-over-year foreign currency translation. Operating income decreased 32% over the comparable prior year period primarily due to (i) higher unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment; (ii) increased promotional spend in Third Quarter 2010 as a result of delayed promotional spend during the three months ended August 31, 2009 (“Second Quarter 2010”), in connection with the Company’s Second Quarter 2010 U.S. distributor consolidation initiative; (iii) the declining margins in the Company’s international businesses; and (iv) the divestiture discussed above. The increase in unusual items was driven primarily by the recognition in Third Quarter 2010 of a loss on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino S.r.l. (“Ruffino”) to exercise the option to put its entire equity interest in Ruffino to the Company for a specified minimum value. The Company, through a wholly-owned subsidiary, currently has a 40% interest in Ruffino. Net income decreased 47% over the comparable prior year period primarily due to the items discussed above combined with lower equity in earnings of equity method investees. The reduction in equity in earnings of equity method investees was due largely to the recognition of an impairment of the Company’s investment in Ruffino (see “Equity in Earnings of Equity Method Investee” below).
          For Nine Months 2010, the Company’s net sales decreased 9% over the nine months ended November 30, 2008 (“Nine Months 2009”), primarily due to the divestitures of (i) the value spirits business, (ii) a Canadian distilling facility and (iii) the Pacific Northwest Business (see “Divestitures in Fiscal 2010 and Fiscal 2009” below), and an unfavorable year-over-year foreign currency translation impact. Operating income increased 15% over the comparable prior year period primarily due to lower unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment, recorded primarily in connection with the Company’s Australian Initiative for Nine Months 2009. In addition, operating income benefitted from the Company’s cost reduction initiatives, including reduced advertising and selling expenditures, and an overlap of prior year losses on foreign currency transactions; partially offset by the declining margins in the Company’s international businesses and the divestitures discussed above. Net income increased 43% over the comparable prior year period primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s effective tax rate; partially offset by lower equity in earnings of equity method investees due largely to the impairment discussed above.

          The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Third Quarter 2010 compared to Third Quarter 2009 and Nine Months 2010 compared to Nine Months 2009 and (ii) financial liquidity and capital resources for Nine Months 2010. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the fiscal year ending February 28, 2010 (“Fiscal 2010”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (“Fiscal 2009”).
Divestitures in Fiscal 2010 and Fiscal 2009
          Value Spirits Business
          In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million. The Company retained certain mid-premium spirits brands, including SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. This transaction is consistent with the Company’s strategic focus on premium, higher growth and higher margin brands in its portfolio. In connection with the classification of the value spirits business as an asset group held for sale as of February 28, 2009, the Company’s Constellation Wines segment recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments. In the first quarter of fiscal 2010, the Company’s Constellation Wines segment recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses for Nine Months 2010 on the Company’s Consolidated Statements of Operations.
          Pacific Northwest Business
          In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the December 2007 acquisition of all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”) (the “BWE Acquisition”), as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and excess production capacity. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $23.2 million for Nine Months 2009, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

Results of Operations
Third Quarter 2010 Compared to Third Quarter 2009
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Third Quarter 2010 and Third Quarter 2009.

	Third Quarter 2010 Compared to Third Quarter 2009
	Net Sales
			% Increase
	2010	2009	(Decrease)
Constellation Wines:
Branded wine	$868.1	$848.7	2%
Spirits	51.3	111.4	(54)%
Other	68.3	71.1	(4)%

Constellation Wines net sales	987.7	1,031.2	(4)%
Crown Imports net sales	498.8	554.7	(10)%
Consolidations and eliminations	(498.8)	(554.7)	10%

Consolidated Net Sales	$987.7	$1,031.2	(4)%

          Net sales for Third Quarter 2010 decreased to $987.7 million from $1,031.2 million for Third Quarter 2009, a decrease of $43.5 million, or (4%). This decrease resulted primarily from a decrease in spirits net sales of $60.1 million partially offset by a favorable year-over-year foreign currency translation impact of $18.7 million. The decrease in spirits net sales resulted predominantly from the divestiture of the value spirits business.
          Constellation Wines
          Net sales for Constellation Wines decreased to $987.7 million for Third Quarter 2010 from $1,031.2 million in Third Quarter 2009, a decrease of $43.5 million, or (4%). Branded wine net sales increased $19.4 million primarily due to a favorable year-over-year foreign currency translation impact of $18.2 million. Branded wine growth on a constant currency basis was relatively flat as a decrease in U.S. branded wine net sales of $16.7 million was offset by an increase in U.K. branded wine net sales (on a constant currency basis) of $15.4 million.
          The decrease in the U.S. branded wine net sales was expected as a result of the shift in the Company’s net sales to Second Quarter 2010 from the Third Quarter 2010 in connection with the Company’s Second Quarter 2010 U.S. distributor consolidation initiative. The Company received a net sales benefit from this initiative in Second Quarter 2010 estimated to be approximately $40 to $50 million. This net sales benefit included both volume growth and favorable product mix shift primarily from timing of shipments in Second Quarter 2010, and lower promotional spend as certain Second Quarter 2010 promotional activities were delayed during the U.S. distributor transitional period. For Third Quarter 2010, the decrease in the U.S. branded wine net sales was driven primarily by the increase in the promotional spend. The increase in the U.K. branded wine net sales on a constant currency basis was driven primarily by volume growth of lower priced products.
          Spirits net sales decreased $60.1 million primarily due to a decrease in net sales of $59.3 million in connection with the divestiture of the value spirits business. Other net sales for Third Quarter 2010 were relatively flat as compared to Third Quarter 2009.

          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit decreased to $344.1 million for Third Quarter 2010 from $404.0 million for Third Quarter 2009, a decrease of $59.9 million, or (15%). This decrease was primarily due to a decrease in the U.S. branded wine portfolio gross profit of $22.5 million, a decrease in gross profit related to the divestiture of the value spirits business of $22.3 million and a decrease in gross profit on a constant currency basis in the Australian and U.K. businesses of $14.1 million. The decrease in the U.S. branded wine portfolio gross profit was driven primarily by the increased U.S. promotional spend. The decrease in the Australian and U.K. gross profit was due largely to the flow through of higher Australian calendar 2008 harvest costs.
          Gross profit as a percent of net sales decreased to 34.8% for Third Quarter 2010 from 39.2% for Third Quarter 2009 primarily due to the higher promotional spend in the U.S. resulting from the Second Quarter 2010 U.S. distributor consolidation initiative, and increased Australian cost of product sold driven by the flow through of the higher Australian calendar 2008 harvest costs.
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased to $204.3 million for Third Quarter 2010 from $200.5 million for Third Quarter 2009, an increase of $3.8 million, or 2%. This increase was due to an increase of $38.6 million in unusual costs, which consist of certain items that are excluded by management in their evaluation of the results of each operating segment, and an increase of $6.1 million in the Corporate Operations and Other segment; partially offset by a decrease of $40.9 million in the Constellation Wines segment.
          The increase in unusual costs was due primarily to the recognition in Third Quarter 2010 of a loss of $34.3 million on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for a specified minimum value of €23.5 million ($35.3 million as of November 30, 2009). As discussed previously, the Company, through a wholly-owned subsidiary, currently has a 40% interest in Ruffino. The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses was due to an increase in general and administrative expenses resulting primarily from the Company’s initiative to implement a comprehensive, multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform to improve the accessibility of information and visibility of global data (“Project Fusion”), as well as the Company’s review of various alternatives to improve the prospects of its U.K. and Australian businesses, including the potential for combining portions of these businesses with Australian Vintage Ltd. The decrease in the Constellation Wines segment’s selling, general and administrative expenses was primarily due to decreases in general and administrative expenses of $17.6 million, selling expenses of $9.8 million and advertising expenses of $13.5 million. These decreases are largely attributable to (i) the divestiture of the value spirits business; (ii) cost savings in connection with the Company’s various restructuring activities; (iii) a planned reduction in marketing and advertising spend; and (iv) a favorable year-over-year foreign currency translation impact.

          Selling, general and administrative expenses as a percent of net sales increased to 20.7% for Third Quarter 2010 as compared to 19.4% for Third Quarter 2009 primarily due to the increase in unusual costs and the Corporate Operations and Other segment’s general and administrative expenses, combined with the lower U.S. branded wine net sales as a result of the increased promotional spend in Third Quarter 2009; partially offset by cost savings in connection with the Company’s various restructuring activities and planned reduction in marketing and advertising spend.
          Restructuring Charges
          The Company recorded $5.1 million of restructuring charges for Third Quarter 2010 associated primarily with the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”) and the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). Restructuring charges included $1.9 million of employee termination costs and $2.7 million of contract termination costs, a credit of $0.2 million of facility consolidation/relocation costs, and $0.7 million of net losses on assets held for sale in Australia. The Company recorded $4.3 million of restructuring charges for Third Quarter 2009 associated primarily with the Company’s Australian Initiative.
          In addition, the Company incurred additional costs for Third Quarter 2010 and Third Quarter 2009 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Third Quarter 2010 and Third Quarter 2009 are as follows:

	Third	Third
	Quarter	Quarter
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$1.7	$2.3
Inventory write-downs	$0.5	$-
Other	$1.0	$-

Selling, General and Administrative Expenses
Other costs	$11.0	$6.7

Restructuring Charges	$5.1	$4.3

Acquisition-Related Integration Costs (see below)	$0.1	$1.5

          The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2010:

Expected
Fiscal
2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$16.7
Inventory write-downs	$1.5
Other	$5.2

Selling, General and Administrative Expenses
Other costs	$42.7

Restructuring Charges	$36.0

Acquisition-Related Integration Costs	$0.2
          Acquisition-Related Integration Costs
          Acquisition-related integration costs decreased to $0.1 million for Third Quarter 2010 from $1.5 million for Third Quarter 2009. Acquisition-related integration costs for Third Quarter 2010 consisted of costs recorded in connection with the Fiscal 2008 Plan. The Fiscal 2008 Plan consists of (i) the Company’s plans (announced in November 2007) to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs; (ii) certain other restructuring charges incurred during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S.; and (iii) the Company’s plans (announced in January 2008) to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition. These initiatives are collectively referred to as the “Fiscal 2008 Plan.” These costs consist of $0.1 million of facilities and other one-time costs. Acquisition-related integration costs for Third Quarter 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan.
          Operating Income
          The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Third Quarter 2010 and Third Quarter 2009.

	Third Quarter 2010 Compared to Third Quarter 2009
	Operating Income (Loss)
			% (Decrease)
	2010	2009	Increase
Constellation Wines	$218.3	$240.5	(9) %
Corporate Operations and Other	(28.0)	(21.9)	(28)%
Crown Imports	91.4	123.5	(26)%
Consolidations and eliminations	(91.4)	(123.5)	26%

Total Reportable Segments	190.3	218.6	(13)%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(55.7)	(20.9)	NM

Consolidated Operating Income	$134.6	$197.7	(32)%

          As a result of the factors discussed above, consolidated operating income decreased to $134.6 million for Third Quarter 2010 from $197.7 million for Third Quarter 2009, a decrease of $63.1 million, or (32%). Acquisition-related integration costs, restructuring charges and unusual costs of $55.7 million and $20.9 million for Third Quarter 2010 and Third Quarter 2009, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Third	Third
	Quarter	Quarter
	2010	2009
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$2.0	$6.1
Accelerated depreciation	1.7	2.3
Inventory write-downs	0.5	-
Other	1.0	-

Cost of Product Sold	5.2	8.4

Selling, General and Administrative Expenses
Loss on contractual obligation from put option of Ruffino shareholder	34.3	-
Other costs	11.0	6.7

Selling, General and Administrative Expenses	45.3	6.7

Restructuring Charges	5.1	4.3

Acquisition-Related Integration Costs	0.1	1.5

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$55.7	$20.9

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees decreased to $34.6 million in Third Quarter 2010 from $76.3 million in Third Quarter 2009, a decrease of $41.7 million, or (55%). This decrease was due largely to the Company’s recognition for Third Quarter 2010 of an impairment of $25.4 million related to its Constellation Wines segment’s investment in Ruffino. This impairment was primarily due to the continuing decline in revenue and profit forecasts for this equity method investee combined with an unfavorable foreign exchange movement between the Euro and U.S. dollar. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value based on projected discounted future cash flows. In addition to this impairment, the Company’s Third Quarter 2010 equity in earnings of equity method investees was lower than Third Quarter 2009 due to a decrease of $16.1 million from the Company’s Crown Imports joint venture.
          Net sales for Crown Imports decreased to $498.8 million for Third Quarter 2010 from $554.7 million for Third Quarter 2009, a decrease of $55.9 million, or (10%). This decrease resulted primarily from lower volumes within the Crown Imports Mexican beer portfolio. The Company believes continuing challenging economic conditions have negatively impacted on-premise and convenience store channels and have resulted in some consumer shift to lower-priced beers. Crown Imports gross profit decreased $13.5 million, or (8%), primarily due to these lower sales volumes. Selling, general and administrative expenses increased $18.5 million, or 46%, primarily due to a planned increase for Third Quarter 2010 in advertising spend of $15.0 million in connection with certain national media programs. The combination of these factors were the main contributors to the decrease in operating income of $32.1 million, or (26%).

          Interest Expense, Net
          Interest expense, net of interest income of $3.1 million and $1.8 million, for Third Quarter 2010 and Third Quarter 2009, respectively, decreased to $64.0 million for Third Quarter 2010 from $78.4 million for Third Quarter 2009, a decrease of $14.4 million, or (18%). The decrease was due largely to lower average borrowings during Third Quarter 2010 resulting predominantly from the repayment of a portion of the Company’s outstanding borrowings using the proceeds from the sale of the value spirits business.
          Provision for Income Taxes
          The Company’s effective tax rate for Third Quarter 2010 of 58.1% was driven primarily by the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment. The Company’s effective tax rate for Third Quarter 2009 of 57.3% was driven primarily by the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges and the recognition of a valuation allowance against net operating losses in Australia.
          Net Income
          As a result of the above factors, the Company recognized net income of $44.1 million for Third Quarter 2010 as compared to net income of $83.5 million for Third Quarter 2009, a decrease of $39.4 million, or (47%).
Nine Months 2010 Compared to Nine Months 2009
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Nine Months 2010 and Nine Months 2009.

	Nine Months 2010 Compared to Nine Months 2009
	Net Sales
			% (Decrease)
	2010	2009	Increase
Constellation Wines:
Branded wine	$2,308.4	$2,396.5	(4)%
Spirits	176.3	326.1	(46)%
Other	171.4	196.9	(13)%

Constellation Wines net sales	2,656.1	2,919.5	(9)%
Crown Imports net sales	1,827.6	1,959.3	(7)%
Consolidations and eliminations	(1,827.6)	(1,959.3)	7%

Consolidated Net Sales	$2,656.1	$2,919.5	(9)%

          Net sales for Nine Months 2010 decreased to $2,656.1 million from $2,919.5 million for Nine Months 2009, a decrease of $263.4 million, or (9%). This decrease resulted primarily from a decrease in spirits net sales of $149.8 million and an unfavorable year-over-year foreign currency translation impact of $122.8 million. The decrease in spirits net sales resulted predominantly from the divestitures of the value spirits business and the Canadian distilling facility.

          Constellation Wines
          Net sales for Constellation Wines decreased to $2,656.1 million for Nine Months 2010 from $2,919.5 million in Nine Months 2009, a decrease of $263.4 million, or (9%). Branded wine net sales decreased $88.1 million primarily due to an unfavorable year-over-year foreign currency translation impact of $102.2 million, partially offset by $16.1 million of U.K. branded wine growth on a constant currency basis. The increase in the U.K. branded wine net sales on a constant currency basis was driven primarily by volume growth of lower priced products. Spirits net sales decreased $149.8 million primarily due to a decrease in net sales of $177.3 million in connection with the divestitures of the value spirits business and the Canadian distilling facility, partially offset by growth within the retained spirits brands which was driven largely by volume growth of SVEDKA Vodka. Other net sales decreased $25.5 million primarily due to an unfavorable year-over-year foreign currency translation impact of $20.6 million.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit decreased to $922.4 million for Nine Months 2010 from $1,038.8 million for Nine Months 2009, a decrease of $116.4 million, or (11%). This decrease was primarily due to a decrease in gross profit of $59.9 million related to the divestitures of (i) the value spirits business, (ii) the Canadian distilling facility and (iii) the Pacific Northwest Business; a decrease in gross profit on a constant currency basis in the Australian and U.K. businesses of $57.0 million; and an unfavorable year-over-year foreign currency translation impact of $27.5 million; partially offset by a reduction of $44.8 million in unusual items, which consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. The decrease in the Australian and U.K. gross profit was due largely to the flow through of higher Australian calendar 2008 harvest costs and an unfavorable mix of sales towards lower margin products. The lower unusual items in Nine Months 2010 versus Nine Months 2009 resulted primarily from inventory write-downs of $47.6 million in Nine Months 2009 associated with the Company’s Australian Initiative.
          Gross profit as a percent of net sales decreased to 34.7% for Nine Months 2010 from 35.6% for Nine Months 2009 primarily due to the increased Australian cost of product sold driven by the flow through of the higher Australian calendar 2008 harvest costs combined with an unfavorable mix of sales towards lower margin products across the Company’s branded wine portfolio; partially offset by the lower unusual costs.

          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $538.7 million for Nine Months 2010 from $659.2 million for Nine Months 2009, a decrease of $120.5 million, or (18%). This decrease was due to a decrease of $146.9 million in the Constellation Wines segment, partially offset by an increase in unusual costs, which consist of certain items that are excluded by management in their evaluation of the results of each operating segment, of $25.8 million, and a slight increase in the Corporate Operations and Other segment of $0.6 million. The decrease in the Constellation Wines segment’s selling, general and administrative expenses was primarily due to decreases in general and administrative expenses of $67.3 million, advertising expenses of $40.7 million, and selling expenses of $38.7 million. These decreases are largely attributable to (i) cost savings in connection with the Company’s various restructuring activities; (ii) the divestitures of the value spirits business and the Pacific Northwest Business; (iii) planned reductions in marketing and advertising spend; (iv) an overlap of prior year losses on foreign currency transactions; and (v) a favorable year-over-year foreign currency translation impact. The increase in unusual costs was primarily due to the recognition in Nine Months 2010 of (i) a loss of $34.3 million on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for a specified minimum value of €23.5 million ($35.3 million as of November 30, 2009) and (ii) an increase of $23.2 million of other costs in connection with the Company’s restructuring activities driven primarily by the Global Initiative; partially offset by the recognition in Nine Months 2009 of (i) a $23.2 million loss in connection with the June 2008 sale of the Pacific Northwest Business and (ii) a net loss of $8.3 million in connection with the August 2008 sale of a nonstrategic Canadian distilling facility.
          Selling, general and administrative expenses as a percent of net sales decreased to 20.3% for Nine Months 2010 as compared to 22.6% for Nine Months 2009 primarily due to the cost savings in connection with the Company’s various restructuring activities, the planned reductions in marketing and advertising spend and the overlap of prior year losses on foreign currency transactions.
          Impairment of Intangible Assets
          During the second quarter of fiscal 2009, in connection with the Australian Initiative, the Company recorded an impairment loss of $21.8 million on its Australian trademarks as a direct result of the streamlining of the Company’s Australian wine product portfolio. No such impairments were recorded for Nine Months 2010.
          Restructuring Charges
          The Company recorded $27.2 million of restructuring charges for Nine Months 2010 associated primarily with the Company’s Global Initiative and Australian Initiative. Restructuring charges included $22.2 million of employee termination costs, $4.6 million of contract termination costs and $0.4 million of facility consolidation/relocation costs. The Company recorded $40.3 million of restructuring charges for Nine Months 2009 associated primarily with the Australian Initiative.

          In addition, the Company incurred additional costs for Nine Months 2010 and Nine Months 2009 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Nine Months 2010 and Nine Months 2009 are as follows:

	Nine	Nine
	Months	Months
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$15.7	$8.6
Other	$3.8	$-
Inventory write-downs	$1.5	$47.6

Selling, General and Administrative Expenses
Other costs	$35.1	$11.9

Impairment on Intangible Assets	$-	$21.8

Restructuring Charges	$27.2	$40.3

Acquisition-Related Integration Costs (see below)	$0.2	$7.6
          The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2010:

Expected
Fiscal
2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$16.7
Inventory write-downs	$1.5
Other	$5.2

Selling, General and Administrative Expenses
Other costs	$42.7

Restructuring Charges	$36.0

Acquisition-Related Integration Costs	$0.2
          Acquisition-Related Integration Costs
          Acquisition-related integration costs decreased to $0.2 million for Nine Months 2010 from $7.6 million for Nine Months 2009. Acquisition-related integration costs for Nine Months 2010 consisted of costs recorded in connection with the Fiscal 2008 Plan. These costs consist of $0.2 million of facilities and other one-time costs. Acquisition-related integration costs for Nine Months 2009 consisted of costs recorded primarily in connection with the Fiscal 2008 Plan.

          Operating Income
          The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Nine Months 2010 and Nine Months 2009.

	Nine Months 2010 Compared to Nine Months 2009
	Operating Income (Loss)
			% (Decrease)
	2010	2009	Increase
Constellation Wines	$553.8	$568.1	(3)%
Corporate Operations and Other	(72.7)	(72.1)	(1)%
Crown Imports	362.1	410.9	(12)%
Consolidations and eliminations	(362.1)	(410.9)	12%

Total Reportable Segments	481.1	496.0	(3)%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	(124.8)	(186.1)	33%

Consolidated Operating Income	$356.3	$309.9	15%

          As a result of the factors discussed above, consolidated operating income increased to $356.3 million for Nine Months 2010 from $309.9 million for Nine Months 2009, an increase of $46.4 million, or 15%. Acquisition-related integration costs, restructuring charges and unusual costs of $124.8 million and $186.1 million for Nine Months 2010 and Nine Months 2009, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Nine	Nine
	Months	Months
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$15.7	$8.6
Flow through of inventory step-up	7.2	16.7
Inventory write-downs	1.5	47.6
Other	3.8	0.1

Cost of Product Sold	28.2	73.0

Selling, General and Administrative Expenses
Loss on contractual obligation from put option of Ruffino shareholder	34.3	-
Net gain on sale of value spirits business	(0.2)	-
Loss on sale of Pacific Northwest Business	-	23.2
Loss on sale of nonstrategic assets	-	8.3
Other costs	35.1	11.9

Selling, General and Administrative Expenses	69.2	43.4

Impairment of Intangible Assets	-	21.8

Restructuring Charges	27.2	40.3

Acquisition-Related Integration Costs	0.2	7.6

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Costs	$124.8	$186.1

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees decreased to $170.6 million in Nine Months 2010 from $218.5 million in Nine Months 2009, a decrease of $47.9 million, or (22%). This decrease was largely due to the Company’s recognition for Nine Months 2010 of an impairment of $25.4 million related to its Constellation Wines segment’s investment in Ruffino, as discussed previously. In addition to this impairment, the Company’s Nine Months 2010 equity in earnings of equity method investees was lower than Nine Months 2009 due to a decrease of $25.1 million from the Company’s Crown Imports joint venture.
          Net sales for Crown Imports decreased to $1,827.6 million for Nine Months 2010 from $1,959.3 million for Nine Months 2009, a decrease of $131.7 million, or (7%). This decrease resulted primarily from lower volumes within the Crown Imports Mexican beer portfolio. The Company believes challenging economic conditions have negatively impacted on-premise and convenience store channels and have resulted in some consumer shift to lower-priced beers. Crown Imports gross profit decreased $32.5 million, or (6%), primarily due to these lower sales volumes. Selling, general and administrative expenses increased $16.2 million, or 9%, primarily due to a planned increase in advertising spend of $15.0 million for the Third Quarter 2010 in connection with certain national media programs. The combination of these factors were the main contributors to the decrease in operating income of $48.8 million, or (12%).
          Interest Expense, Net
          Interest expense, net of interest income of $7.7 million and $2.8 million, for Nine Months 2010 and Nine Months 2009, respectively, decreased to $197.4 million for Nine Months 2010 from $245.7 million for Nine Months 2009, a decrease of $48.3 million, or (20%). The decrease resulted primarily from lower average borrowings during Nine Months 2010 resulting predominantly from the repayment of a portion of the Company’s outstanding borrowings using the proceeds from the sale of the value spirits business.
          Provision for Income Taxes
          The Company’s effective tax rate for Nine Months 2010 of 54.4% was driven largely by (i) $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill, and (ii) the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment; partially offset by a decrease in uncertain tax positions of $20.7 million in connection with the completion of various income tax examinations during Nine Months 2010. The Company’s effective tax rate for Nine Months 2009 of 62.7% was driven largely by (i) the recognition of a valuation allowance against net operating losses in Australia resulting primarily from the Australian Initiative and (ii) the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges, partially offset by a decrease in uncertain tax positions of $12.3 million in connection with the completion of various income tax examinations during Nine Months 2009.
          Net Income
          As a result of the above factors, net income increased to $150.3 million for Nine Months 2010 from $105.4 million for Nine Months 2009, an increase of $44.9 million, or 43%.

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
          As of December 31, 2009, the Company had $798.7 million in revolving loans available to be drawn under its 2006 Credit Agreement (as defined below). The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Nine Months 2010 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Nine Months 2010 was $188.7 million, which resulted primarily from net income of $150.3 million; plus certain significant non-cash items, including depreciation expense, stock-based compensation expense and the loss on contractual obligation from put option of Ruffino shareholder of $111.5 million, $39.2 million and $34.3 million, respectively; and an increase in accounts payable and other accrued expenses and liabilities of $63.2 million and $57.1 million, respectively; partially offset by an increase in accounts receivable, net, of $307.3 million. The increase in accounts payable is due primarily to the seasonality of the calendar 2009 U.S. grape harvest. The increase in other accrued expenses and liabilities is due primarily to an increase in accrued advertising and promotions driven primarily by the increased Third Quarter 2010 U.S. promotional spend in connection with the U.S. distributor consolidation initiative. The increase in accounts receivable is primarily due to the increase in November 2009 sales in connection with the seasonality of the holiday season combined with the fact that January and February are typically the Company’s lowest selling months. The seasonal increase was even more pronounced due to the lighter than normal net sales for the fourth quarter of fiscal 2009.

          Investing Activities
          Net cash provided by investing activities for Nine Months 2010 was $203.9 million, which resulted primarily from proceeds of $276.4 million from the divestiture of the value spirits business, partially offset by $89.2 million of capital expenditures.
          Financing Activities
          Net cash used in financing activities for Nine Months 2010 was $356.9 million resulting primarily from principal payments of long-term debt of $529.8 million (see discussion under “Senior Notes”) partially offset with net proceeds from notes payable of $124.2 million.
Debt
          Total debt outstanding as of November 30, 2009, amounted to $4,097.2 million, a decrease of $336.4 million from February 28, 2009. The ratio of total debt to total capitalization decreased to 60.3% as of November 30, 2009, from 69.9% as of February 28, 2009, primarily as a result of the decrease in total debt outstanding combined with an increase in stockholders’ equity driven by an increase in foreign currency translation.
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
          As of November 30, 2009, the required principal repayments of the tranche A term loan and the tranche B term loan for the remaining three months of fiscal 2010 and for each of the four succeeding fiscal years are as follows:

	Tranche A	Tranche B
	Term Loan	Term Loan	Total
(in millions)
2010	$-	$-	$-
2011	171.1	-	171.1
2012	150.0	3.4	153.4
2013	-	613.1	613.1
2014	-	611.5	611.5

	$321.1	$1,228.0	$1,549.1

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is fixed with respect to the tranche B term loan facility and is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the tranche A term loan facility and the revolving credit facility. As of November 30, 2009, the LIBOR margin for the revolving credit facility and the tranche A term loan facility is 1.25%, while the LIBOR margin on the tranche B term loan facility is 1.50%.
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
          As of November 30, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $321.1 million bearing an interest rate of 1.5%, tranche B term loans of $1,228.0 million bearing an interest rate of 1.8%, revolving loans of $264.7 million bearing an interest rate of 1.5%, outstanding letters of credit of $36.1 million, and $599.2 million in revolving loans available to be drawn.
          As of December 31, 2009, under the 2006 Credit Agreement, the Company had outstanding tranche A term loans of $321.1 million bearing an interest rate of 1.5%, tranche B term loans of $1,228.0 million bearing an interest rate of 1.8%, revolving loans of $65.0 million bearing an interest rate of 1.5%, outstanding letters of credit of $36.3 million, and $798.7 million in revolving loans available to be drawn.

          In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company has fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through fiscal 2010. For Nine Months 2010 and Nine Months 2009, the Company reclassified net losses of $20.0 million and $8.6 million, net of income tax effect, respectively, from Accumulated Other Comprehensive Income (“AOCI”) to interest expense, net on the Company’s Consolidated Statements of Operations. For Third Quarter 2010 and Third Quarter 2009, the Company reclassified net losses of $7.1 million and $3.0 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.
          The Company is in the process of discussing with its lenders a potential amendment of its 2006 Credit Agreement to, among other things, extend the maturities of its existing revolving credit facility and a portion of its existing tranche B term loan facility. While the Company is considering these actions, there is no assurance it will effect such an amendment.
          Senior Notes
          In November 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). In November 2009, the Company repaid the Sterling Series B Senior Notes and the Sterling Series C Senior Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement and cash provided by operating activities.
          In February 2009, the Company entered into a foreign currency forward contract to fix the U.S. dollar payment of the Sterling Series B Senior Notes and Sterling Series C Senior Notes. In accordance with FASB guidance for derivatives and hedging, this foreign currency forward contract qualified for cash flow hedge accounting treatment. In November 2009, the Company received $33.2 million of proceeds from the maturity of this derivative instrument. This amount is reported as cash flows provided by financing activities on the Company’s Consolidated Statements of Cash Flows for Nine Months 2010.
          As of November 30, 2009, the Company had outstanding $694.9 million (net of $5.1 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”).
          As of November 30, 2009, the Company had outstanding $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”).
          As of November 30, 2009, the Company had outstanding $497.4 million (net of $2.6 million unamortized discount) aggregate principal amount of 8 3/8% Senior Notes due December 2014 (the “December 2007 Senior Notes”).

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
          Senior Subordinated Notes
          As of November 30, 2009, the Company had outstanding $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). The January 2002 Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company.
          Subsidiary Credit Facilities
          The Company has additional credit arrangements totaling $314.5 million as of November 30, 2009. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of November 30, 2009, amounts outstanding under these arrangements were $141.1 million.
Accounting Pronouncements Not Yet Adopted
          Employers’ Disclosures about Postretirement Benefit Plan Assets –
          In December 2008, the FASB issued amended guidance on compensation – retirement benefits which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company is required to adopt the additional disclosure requirements of this guidance for its annual period ending February 28, 2010. The Company is currently assessing the impact of this guidance on its consolidated financial statements.
          Consolidation of Variable Interest Entities –
          In June 2009, the FASB issued amended guidance on consolidation, which, among other things, (i) requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amends previously issued guidance for determining whether an entity is a variable interest entity; and (iv) requires enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. In December 2009, the FASB issued additional guidance on assessing whether a variable interest entity should be consolidated. This guidance identifies the determination of whether a reporting entity should consolidate another entity is to be based upon, among other things, (i) the other entity’s purpose and design and (ii) the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance also requires additional disclosures about an entity’s involvement with a variable interest entity, including significant changes in risk exposure due to an entity’s involvement with a variable interest entity and how the involvement with the variable interest entity affects the financial statements of the reporting entity. The Company is required to adopt the combined guidance for its annual and interim periods beginning March 1, 2010. The Company is currently assessing the impact of this combined guidance on its consolidated financial statements.

Information Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected purchase price allocations, restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, (iii) information concerning expected or potential actions of third parties, (iv) future worldwide or domestic economic conditions and the global credit environment, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, and (vi) the potential amendment of the Company’s 2006 Credit Agreement are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to implementation of consolidation activities and actual U.S. distributor transition experience and (ii) the Company’s restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets sold or identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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
          Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2009, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and South African rand.
          As of November 30, 2009, and November 30, 2008, the Company had outstanding foreign currency derivative instruments with a notional value of $1,144.3 million and $3,815.3 million, respectively. Approximately 75% of the Company’s Fiscal 2010 foreign exchange exposures were hedged as of November 30, 2009. The estimated fair value of the Company’s foreign currency derivative instruments was $23.5 million and $6.3 million as of November 30, 2009, and November 30, 2008, respectively. Using a sensitivity analysis based on the estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2009, and November 30, 2008, the fair value of open foreign currency contracts would have been decreased by $37.8 million and $83.9 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
          The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,219.4 million and $2,088.4 million as of November 30, 2009, and November 30, 2008, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2009, and November 30, 2008, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $96.2 million and $94.4 million, respectively.
          As of November 30, 2009, and November 30, 2008, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through Fiscal 2010. In addition, the Company has offsetting undesignated interest rate swap agreements with an absolute notional value of $2,400.0 million outstanding as of November 30, 2009. A hypothetical 1% increase from prevailing interest rates as of November 30, 2009, would not have resulted in a significant change in the fair value of the interest rate swap agreements. A hypothetical 1% increase from prevailing interest rates as of November 30, 2008, would have increased the fair value of the interest rate swap agreements by $12.3 million, respectively.
          In addition to the $2,219.4 million and $2,088.4 million estimated fair value of fixed rate debt outstanding as of November 30, 2009, and November 30, 2008, respectively, the Company also had variable rate debt outstanding (primarily LIBOR based) as of November 30, 2009, and November 30, 2008, of $1,930.8 million and $2,364.1 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of November 30, 2009, and November 30, 2008, is $19.3 million and $23.6 million, respectively.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
          The Company had previously identified a material weakness in internal control over financial reporting that was described in Management’s Annual Report on Internal Control Over Financial Reporting which was included in the Company’s Form 10-K for the fiscal year ended February 28, 2009. Specifically, as described in Management’s Annual Report on Internal Control Over Financial Reporting which was included in the Company’s Form 10-K for the fiscal year ended February 28, 2009, during the Company’s evaluation of the effectiveness of internal control over financial reporting as of February 28, 2009, the Company determined that the policies and procedures over the reconciliation and review of bulk inventory accounts were not properly designed and did not operate effectively at the Company’s Australian operations. Specifically, the reconciliation and review controls for vineyard farming costs and bulk inventory at the Australian operations did not include identifying cost accumulation, and subsequent release to finished goods, by respective vintage year. In addition, reviews of inventory reconciliations were not performed with sufficient precision. As a result, it was at least reasonably possible for discrepancies to accumulate in these inventory accounts, which could have resulted in material differences between the actual costs for inventory on hand and the costs that should have been released to cost of product sold. This deficiency resulted in immaterial adjustments to inventories and cost of product sold in the Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2009, which adjustments also corrected immaterial errors related to prior periods. Various corrective actions to remediate the material weakness were completed and implemented prior to the end of the Company’s fiscal quarter ended August 31, 2009. While testing of these remedial actions is targeted for completion by the end of the Company’s fiscal year, the testing was not completed as of the end of the period covered by this report. Consequently, the Company has not been able to conclude that this material weakness has been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
          In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6.     Exhibits
          Exhibits required to be filed by Item 601 of Regulation S-K.
          For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 66 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
Dated: January 11, 2010	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President,
Finance and Controller

Dated: January 11, 2010	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.2	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.3	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.5	Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, dated as of February 25, 1999, among the Company, as issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 3, dated as of August 6, 1999, by and among the Company, Canandaigua B.V., Barton Canada, Ltd., Simi Winery, Inc., Franciscan Vineyards, Inc., Allberry, Inc., M.J. Lewis Corp., Cloud Peak Corporation, Mt. Veeder Corporation, SCV-EPI Vineyards, Inc., and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 4, with respect to 8 1/2% Senior Notes due 2009, dated as of May 15, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 5, dated as of September 14, 2000, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor Trustee to The Bank of New York), as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 6, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor trustee to Harris Trust and Savings Bank and The Bank of New York, as applicable), as Trustee (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Pre-effective Amendment No. 1) (Registration No. 333-63480) and incorporated herein by reference).

4.6	Supplemental Indenture No. 7, dated as of January 23, 2002, by and among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 17, 2002 and incorporated herein by reference).#

4.7	Supplemental Indenture No. 9, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.8	Supplemental Indenture No. 10, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.9	Supplemental Indenture No. 11, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affiliates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.10	Supplemental Indenture No. 12, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.11	Supplemental Indenture No. 13, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.12	Supplemental Indenture No. 15, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.13	Supplemental Indenture No. 16, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.14	Supplemental Indenture No. 17, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.15	Indenture, with respect to 8 1/2% Senior Notes due 2009, dated as of November 17, 1999, among the Company, as Issuer, certain principal subsidiaries, as Guarantors, and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-94369) and incorporated herein by reference).

4.16	Supplemental Indenture No. 1, dated as of August 21, 2001, among the Company, Ravenswood Winery, Inc. and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

4.17	Supplemental Indenture No. 3, dated as of July 8, 2004, by and among the Company, BRL Hardy Investments (USA) Inc., BRL Hardy (USA) Inc., Pacific Wine Partners LLC, Nobilo Holdings, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.18	Supplemental Indenture No. 4, dated as of September 13, 2004, by and among the Company, Constellation Trading, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 and incorporated herein by reference).

4.19	Supplemental Indenture No. 5, dated as of December 22, 2004, by and among the Company, The Robert Mondavi Corporation, R.M.E. Inc., Robert Mondavi Winery, Robert Mondavi Investments, Robert Mondavi Affiliates d/b/a Vichon Winery and Robert Mondavi Properties, Inc., and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 and incorporated herein by reference).

4.20	Supplemental Indenture No. 6, dated as of August 11, 2006, by and among the Company, Constellation Leasing, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.21	Supplemental Indenture No. 7, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.22	Supplemental Indenture No. 9, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.23	Supplemental Indenture No. 10, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.24	Supplemental Indenture No. 11, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.25	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.26	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.27	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.28	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.29	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.30	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.31	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.32	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.33	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.34	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.35	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.36	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.37	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.38	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.39	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.40	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.41	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.42	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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