Form 10-K
period 2010-02-28
CONSTELLATION BRANDS, INC.
filed 2010-04-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   X       No ___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ___     No   X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ___     No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___     No   X
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,821,351,237. On that date the registrant had no non-voting common equity.
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 21, 2010, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	189,389,474
Class B Common Stock, par value $.01 per share	23,728,837
Class 1 Common Stock, par value $.01 per share	None
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 22, 2010 is incorporated by reference in Part III to the extent described therein.

               This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, (iii) information concerning expected actions of third parties, (iv) future worldwide or domestic economic conditions and the global credit environment, and (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to implementation of consolidation activities and actual U.S. distributor transition experience and (ii) the Company’s restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint and/or other costs of implementation. Additional important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I

Item 1.	Business.
Introduction
          Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2010,” “Fiscal 2009,” and “Fiscal 2008” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2011” refer to the Company’s fiscal year ending February 28, 2011.
          Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2009 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Beverage Information Group; Impact Databank Review and Forecast; SymphonyIRI Group; Nielsen; Beer Marketer’s Insights; Euromonitor International; International Wine and Spirit Record; Association for Canadian Distillers; and AZTEC. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.
          The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945.  The Company has approximately 6,000 employees located throughout the world and the corporate headquarters are located in Victor, New York. The Company conducts its business through entities it wholly owns as well as through a variety of joint ventures with various other entities, both within and outside the United States (“U.S.”).
          The Company is the world’s leading wine company with a leading market position in each of its core markets, which include the U.S., Canada, the United Kingdom (“U.K.”), Australia and New Zealand. The Company’s wine portfolio is complemented by select premium spirits brands and other select beverage alcohol products.
          The Company is the leading marketer of imported beer in the U.S. through its investment in Crown Imports, a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) are imported, marketed and sold by the joint venture in the U.S. along with certain other imported brands.
          Many of the Company’s products are recognized leaders in their respective categories and geographic markets. The Company’s strong market positions make the Company a supplier of choice to many of its customers, who include wholesale distributors, retailers, on-premise locations and government alcohol beverage control agencies.
          The Company’s net sales by product category are summarized as follows:

	For the Year		For the Year
	Ended		Ended
	February 28,	% of	February 28,	% of
	2010	Total	2009	Total
(in millions)
Branded wine	$2,928.0	87%	$3,015.3	83%
Spirits	223.9	7%	418.7	11%
Other	212.9	6%	220.6	6%

Consolidated Net Sales	$3,364.8	100%	$3,654.6	100%

          The Company’s geographic markets include North America (primarily the U.S. and Canada), Europe (primarily the U.K.) and Australia/New Zealand (primarily Australia and New Zealand). Net sales for spirits occurred in the North America market (primarily the U.S.). Branded wine net sales by geographic area (based on the location of the selling company) are summarized as follows:

	For the Year		For the Year
	Ended		Ended
	February 28,	% of	February 28,	% of
	2010	Total	2009	Total
(in millions)
North America	$2,069.8	71%	$2,154.7	72%
Europe	504.9	17%	521.3	17%
Australia/New Zealand	353.3	12%	339.3	11%

Consolidated Net Sales	$2,928.0	100%	$3,015.3	100%

          During the past 10 years, there have been certain key trends within the beverage alcohol industry, which include:
•	Consolidation of suppliers, wholesalers and retailers;

•	An increase in global wine consumption, with premium wines growing faster than value-priced wines; and

•	In the U.S. within the beer category, high-end beer (imports and crafts) growing faster than domestic beer.
          To capitalize on these trends and become more competitive, the Company has generally employed a strategy focused on a combination of organic growth, acquisitions and investments in joint ventures, with an increasing focus on the higher-margin premium categories of the beverage alcohol industry. Key elements of the Company’s strategy include:
•	Leveraging its existing portfolio of leading brands;

•	Developing new products, new packaging and line extensions;

•	Strengthening relationships with wholesalers and retailers;

•	Expanding distribution of its product portfolio;

•	Enhancing production capabilities;

•	Realizing operating efficiencies and synergies; and

•	Maximizing asset utilization.
          Over the last three fiscal years, the Company has complemented this strategy by divesting certain businesses, brands, and assets as part of its efforts to increase its mix of premium brands, improve margins, create operating efficiencies and reduce debt.
          A challenging global economic environment contributed to some slowing of premium wine industry growth during the calendar 2008 and the first half of calendar 2009.  Premium wine industry growth began to show improvement in the second half of calendar 2009 and the Company believes consumers will continue to trade up to premium wines over the long-term.
Recent Divestitures, Acquisitions and Equity Method Investments
          In January 2010, the Company sold its U.K. cider business for £45.0 million ($73.2 million), net of direct costs to sell, subject to post-closing adjustments. This transaction is part of the Company’s continued focus on higher-margin premium brands and efforts to simplify and improve its international operations.

          In March 2009, as part of its strategic focus on higher-margin premium brands in its portfolio, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million. Subsequent to February 28, 2010, the Company received full payment of the note receivable. The Company retained the SVEDKA Vodka and Black Velvet Canadian Whisky premium spirit brands, which have marketplace scale and higher margins than the value spirits brands that were sold. To achieve synergies and operating efficiencies, these brands were consolidated into the Company’s North American wine operations during Fiscal 2010.
          In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands that had been acquired as part of the December 2007 acquisition of the Fortune Brands U.S. wine business, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. This transaction contributed to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and reducing excess production capacity.
          In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin popular-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.5 million, net of direct costs to sell.
          In December 2007, the Company acquired the Fortune Brands U.S. wine business, which includes wineries and vineyards in California and produces, markets and sells super-premium and fine wines including Clos du Bois and Wild Horse. This transaction expanded the Company’s portfolio of super-premium plus wine brands and strengthened its position as the leading premium wine company in the U.S.
          In April 2007, the Company along with Punch Taverns plc (“Punch”), a leading pub company in the U.K., commenced operations of Matthew Clark, a joint venture which owns and operates the U.K. wholesale business formerly owned entirely by the Company (“Matthew Clark”). The Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. On April 17, 2007, the Company discontinued consolidation of the U.K. wholesale business and began accounting for its investment in Matthew Clark under the equity method. Matthew Clark is the leading independent (non-brewery-owned) drinks wholesaler to the on-premise trade in the U.K., providing a full range of beverage alcohol and soft drinks. The Company leverages Matthew Clark as a strategic route-to-market for its branded product portfolio.
          In March 2007, the Company acquired the SVEDKA Vodka brand (“SVEDKA”) and related business. SVEDKA is produced in Sweden, and has become the fastest growing major premium spirits brand and the fourth largest vodka brand in the U.S.
          For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K.
Business Segments
          As a result of the Company’s divestiture of its value spirits business and the integration of the retained spirits brands into the Constellation Wines business, the Company changed its internal management financial reporting to consist of two business divisions: Constellation Wines and Crown Imports. Accordingly, the Company now reports its operating results in three segments: Constellation Wines (branded wine, spirits and other), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the divestiture of the value spirits business, the Company’s internal management financial reporting included the Constellation Spirits business division. The business segments, described more fully below, reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

          Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 24 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.
          Constellation Wines
          Constellation Wines is the leading producer and marketer of wine in the world. It sells a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, Australia and New Zealand. Constellation Wines is a leading producer and marketer of wine in the U.S., Canada, Australia and New Zealand and the leading marketer of wine in the U.K. Wine produced by the Company in the U.S. is primarily marketed domestically and in the U.K. and Canada. Wine produced in Australia and New Zealand is primarily marketed domestically and in the U.S., Canada and U.K., while wine produced in Canada is primarily marketed domestically. In addition, Constellation Wines exports its wine products to other major wine consuming markets of the world.
          In the U.S., Constellation Wines sells 16 of the top-selling 100 table wine brands and is the leading premium wine company. In Canada, it has wine across all price points, and has seven of the top-selling 25 table wine brands and the leading icewine brand with Inniskillin. It has five of the top-selling 25 table wine brands in the U.K. In Australia, it has wine brands across all price points and varieties, and has five of the top-selling 25 wine brands and is the leading producer of cask (box) wines.
          Constellation Wines’ well-known wine brands include Robert Mondavi Brands, Franciscan Estate, Wild Horse, Simi, Toasted Head, Estancia, Clos du Bois, Blackstone, Ravenswood, Black Box, Vendange, Arbor Mist, Inniskillin, Kim Crawford, Ruffino, Nobilo, Jackson-Triggs, Alice White, Hardys, Banrock Station, Stowells, and Kumala. Constellation Wines also produces and sells Paul Masson Grande Amber Brandy, a leading brand in the brandy/cognac category.
          As discussed above, the SVEDKA and Black Velvet Canadian Whisky premium spirit brands, which have a leading position in their respective categories, were consolidated into the Company’s North American wine operations during Fiscal 2010.
          In April 2007, the Company, along with Punch, completed the formation of the Matthew Clark joint venture. Matthew Clark is a drinks wholesaler servicing on-premise trade accounts and distributes wine, distilled spirits, cider, beer, RTDs and soft drinks. Those products include Constellation Wines’ branded wine and products produced by other major drinks companies.
          Constellation Wines is also a leading producer and marketer of wine kits and beverage alcohol refreshment drinks in Canada.
          In conjunction with its wine production, Constellation Wines produces and sells bulk wine and other related products and services.

          Crown Imports
          In January 2007, the Company completed the formation of the Crown Imports joint venture with Modelo. The Company and Modelo indirectly each have an equal interest in Crown Imports, which has the exclusive right to import, market and sell the Modelo Brands, which include Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico and Negra Modelo, as well as the St. Pauli Girl and Tsingtao brands in all 50 states of the U.S. In the U.S., Crown Imports has six of the top-selling 25 imported beer brands. Corona Extra is the best-selling imported beer and the sixth best-selling beer overall and Corona Light is the leading imported light beer, while St. Pauli Girl is the number two selling German Beer and Tsingtao is the number one selling Chinese Beer.
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
Marketing and Distribution
          The Company’s segments employ full-time, in-house marketing, sales and customer service organizations to maintain a high degree of focus on their respective product categories. The organizations use a range of marketing strategies and tactics designed to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions and public relations. Where opportunities exist, particularly with national accounts in the U.S., the Company leverages its sales and marketing skills across the organization and segments.
          In North America, the Company’s products are primarily distributed by wholesale distributors as well as state and provincial alcoholic beverage control agencies. As is the case with all other beverage alcohol companies, products sold through state or provincial alcoholic beverage control agencies are subject to obtaining and maintaining listings to sell the Company’s products in that agency’s state or province. State and provincial governments can affect prices paid by consumers of the Company’s products. This is possible either through the imposition of taxes or, in states and provinces in which the government acts as the distributor of the Company’s products through an alcohol beverage control agency, by directly setting retail prices for the Company’s products.
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

Trademarks and Distribution Agreements
          Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. At the end of the Company’s year ended February 28, 2010, these agreements included, among others, a long-term license agreement with the B. Manischewitz Company, which expires in 2042, for the Manischewitz brand, a distribution and license agreement with Ruffino S.r.l. that expires in 2014 for the Ruffino brand, and a distribution, importation and license agreement with Baron Phillippe Rothschild that expires in December 2010 for the Mouton Cadet brand.
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
          Crown Imports and Extrade II S.A. de C.V. (“Extrade II”), an affiliate of Modelo, have entered into an Importer Agreement, pursuant to which Extrade II granted to Crown Imports the exclusive right to sell the Modelo Brands in the territories mentioned above. The joint venture and the related importation arrangements provide that, subject to the terms and conditions of those agreements, the joint venture and the related importation arrangements will continue through 2016 for an initial term of 10 years, and renew in 10-year periods unless GModelo Corporation, a Delaware corporation and subsidiary of Diblo, S.A. de C.V. (“Diblo”), gives notice prior to the end of year seven of any term.
Competition
          The beverage alcohol industry is highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution strength. The Company’s beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. The Company competes with numerous multinational producers and distributors of beverage alcohol products, some of which have greater resources than the Company.
          Constellation Wines’ principal wine competitors include: E&J Gallo Winery, Foster’s Group, W.J. Deutsch & Sons, Ste. Michelle Wine Estates, Kendall-Jackson, Diageo and Brown-Forman in the U.S.; Andrew Peller, Foster’s Group, Kruger and E&J Gallo Winery in Canada; Foster’s Group, Diageo, E&J Gallo Winery and Pernod Ricard in the U.K.; and Foster’s Group and Pernod Ricard in Australia and New Zealand. Constellation Wines’ principal distilled spirits competitors include: Diageo, Fortune Brands, Bacardi, Pernod Ricard and Brown-Forman.
          Crown Imports’ principal competitors include: Anheuser-Busch InBev, MillerCoors and Heineken.

Production
          In the U.S., the Company operates 19 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. In Australia, the Company operates eight wineries where wine is produced from many varieties of grapes grown in most of the major viticultural regions. The Company also operates nine wineries in Canada, four wineries in New Zealand and one winery in South Africa. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the U.S. and Canada, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in Australia and New Zealand, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.
          The Company’s Canadian whisky requirements are produced and aged at its Canadian distillery in Lethbridge, Alberta.  The Company’s requirements of grains and bulk spirits it uses in the production of Canadian whisky are purchased from various suppliers.
          The Company operates one facility in the U.K. that bottles and packages wine imported in bulk from various countries.
Sources and Availability of Production Materials
          The principal components in the production of the Company’s branded beverage alcohol products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).
          Most of the Company’s annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Canada, and begins in February and runs through May in Australia and New Zealand. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, in the event that demand for certain wine products exceeds expectations, the Company would seek to source the extra requirements from the bulk wine markets, but could experience shortages.
          The Company receives grapes from approximately 1,250 independent growers in the U.S., approximately 1,120 independent growers in Australia, approximately 120 independent growers in New Zealand and approximately 90 independent growers in Canada. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and is generally based on then-current market prices. In Australia, approximately 620 of the 1,120 growers belong to a grape growers’ cooperative. The Company purchases the majority of its Australian grape requirements from this cooperative under a long-term arrangement. In the U.K., the Company bottles and packages wine that is purchased either on a contract basis or on the open market.
          At February 28, 2010, the Company owned or leased approximately 22,200 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Canada, Australia and New Zealand. This acreage supplies only a small percentage of the Company’s overall total wine needs. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

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
          The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. After grape purchases, glass bottle costs are the largest component of the Company’s cost of product sold. In the U.S., Canada and Australia, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of the Company’s glass container requirements for its U.S. operations and another producer supplies substantially all of the Company’s glass container requirements for its Australian operations and an affiliate of that producer supplies a majority of the Company’s glass container requirements for its Canadian operations. The Company has been able to satisfy its requirements with respect to the foregoing and considers its sources of supply to be adequate at this time. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.
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
Employees
          As of the end of March 2010, the Company had approximately 6,000 full-time employees throughout the world. Approximately 2,800 full-time employees were in the U.S. and approximately 3,200 full-time employees were outside of the U.S., in countries including Australia, the U.K., Canada and New Zealand. Additional workers may be employed by the Company during the grape crushing seasons. The Company considers its employee relations generally to be good.

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
          The Company has adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to its chief executive officer, its principal financial officer, and controller. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K. The Company has posted on its internet website a copy of the Chief Executive Officer and Senior Financial Executive Code of Ethics. It is located at http://www.cbrands.com/CBI/constellationbrands/Investors/CorporateGovernance.
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

Item 1A.	Risk Factors.
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
Worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance and the investment performance of pension plan holdings.
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
          We also sponsor a limited number of defined benefit plans that cover some of our non-U.S. employees. Our costs of providing defined benefit plans are dependent upon a number of factors, such as discount rates, the rates of return on the plans’ assets, exchange rate fluctuations, future governmental regulation, global equity prices, and our required and/or voluntary contributions to the plans. The obligations of certain of these defined benefit pension plans exceed the value of the plans’ assets and we continue to service these obligations as appropriate. Without sustained growth in the pension investments over time to increase the value of the plans’ assets, and depending upon the other factors listed above, we could be required to increase funding for some or all of these plans.
          The timing and nature of any recovery in the financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers, as well as further reduce defined benefit pension plan assets. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. The Company is unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the United States and its other major markets outside the United States.
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
          Our senior credit facility and the indentures under which our debt securities have been issued contain restrictive covenants. These covenants affect our ability to, among other things, grant liens and restrict changes of control and certain other fundamental changes. Our senior credit facility also contains covenants that restrict our ability to make acquisitions, incur debt, sell assets, pay dividends, enter into transactions with affiliates and make investments. It also contains certain financial covenants, including a debt ratio test and an interest coverage ratio test. These covenants could limit our ability to conduct business. If we fail to comply with the obligations contained in the senior credit facility, our existing or future indentures or other loan agreements, we could be in default under such agreements, which could require us to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.
Our acquisition, divestiture and joint venture strategies may not be successful.
          We have made a number of acquisitions, including our acquisition of the Fortune Brands, Inc. U.S. wine business and our SVEDKA acquisition, and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings or realize anticipated operational synergies. Integrating the operations and personnel of acquired companies into our existing operations or separating from our existing operations the operations and personnel of businesses of which we divest may result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention. In connection with the integration of acquired operations or the conduct of our overall business strategies, we may periodically restructure our businesses and/or sell assets or portions of our business, including the recent sales of our U.K. cider business and the value spirits business. We may not achieve expected cost savings from restructuring activities or realize the expected proceeds from sales of assets or portions of our business, and actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.
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
          We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by our inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of wholesalers, retailers or consumers to purchase competitive products instead of our products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons.

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
          Local market structures and distribution channels vary worldwide. In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, club and discount stores, package liquor stores and restaurants and also directly to government agencies. In the U.K., we sell our products principally to retailers and also to wholesalers. In Australia, we sell our products principally to wholesalers and also directly to retailers, while in Canada, we sell our products principally to government agencies. The replacement or poor performance of our major wholesalers, retailers or government agencies could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our major wholesalers, retailers or government agencies could also materially and adversely affect our results of operations and financial condition.
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
          Since 1995, there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets. There have been periods in the past, however, in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:
•	A general decline in economic or geo-political conditions;
•	Increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•	A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans;
•	A trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;
•	The increased activity of anti-alcohol groups;
•	Increased federal, state or foreign excise or other taxes on beverage alcohol products; and
•	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products.
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
          Our business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. We could experience raw material supply, production or shipment difficulties that could adversely affect our ability to supply goods to our customers. Increases in the costs of raw materials also directly affect us. In the past, we have experienced dramatic increases in the cost of grapes. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages.
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
          We have operations in different countries throughout the world and, therefore, are subject to risks associated with currency fluctuations. As a result of our international acquisitions, we have significant exposure to foreign currency risk as a result of having international operations in Australia, Canada, New Zealand and the U.K. We are also exposed to risks associated with interest rate fluctuations. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We, however, could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers, affect our global operations.
We have a material amount of intangible assets, such as goodwill and trademarks, and if we are required to write-down any of these intangible assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.
          During the years ended February 28, 2010, February 28, 2009, and February 29, 2008, we recorded impairment losses of $103.2 million, $300.4 million and $812.2 million, respectively, on our intangible assets and goodwill. We continue to have a significant amount of intangible assets, such as goodwill and trademarks. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for intangibles – goodwill and other, goodwill and indefinite lived intangible assets are subject to a periodic impairment evaluation. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations.
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
          There has been increased public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that results from lawsuits could have a material adverse effect on our business.
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
Changes in accounting guidance and taxation requirements could affect our financial results.
          New accounting guidance that may become applicable to us from time to time, or changes in the interpretations of existing guidance, could have a significant effect on our reported results for the affected periods. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate. We must exercise judgment in determining our worldwide provision for income taxes, interest and penalties; accordingly, future events could change management’s assessment of these amounts.
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

Item 1B.	Unresolved Staff Comments.
          Not Applicable.

Item 2.	Properties.
          Through its business segments, the Company operates wineries, a distilling plant and bottling plants, many of which include warehousing and distribution facilities on the premises. Through Matthew Clark, the Company also operates separate distribution centers serving the Constellation Wines segment’s wholesaling business in the U.K. In addition to the Company’s properties described below, certain of the Company’s businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.
          The Company believes that its facilities, taken as a whole, are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future, although it does possess certain underutilized assets.
          The following discussion details the properties associated with the Company’s three business segments.
          Constellation Wines
          Through the Constellation Wines segment, the Company maintains facilities in the U.S., Australia, New Zealand, the U.K., South Africa and Canada. These facilities include wineries, a distilling plant, bottling plants, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in a variety of locations, including Canandaigua, New York; St. Helena, California; San Francisco, California; Chicago, Illinois; Reynella, South Australia; Guildford, England; and Mississaugua, Ontario.
          United States
          In the U.S., the Company through its Constellation Wines segment operates two wineries in New York, located in Canandaigua and Naples; 16 wineries in California, located in Acampo, Geyserville, Gonzales, Healdsburg, Kenwood, Madera, Napa, Oakville, Soledad, Rutherford, Templeton, Ukiah, two in Lodi, two in Sonoma; and one winery in Washington, located in Prosser. Eighteen of these wineries are owned and one winery in Sonoma, California, is leased. The Constellation Wines segment considers its principal wineries in the U.S. to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Winery in Lodi (California), the Robert Mondavi Winery in Oakville (California), the Clos du Bois Winery in Geyserville (California) and the Blackstone Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine. In California, the Constellation Wines segment also operates a distribution center and four warehouses and, in New York, operates a warehouse.
          Through the Constellation Wines segment, as of February 28, 2010, the Company owned or leased approximately 12,100 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

          Australia/New Zealand
          Through the Constellation Wines segment, the Company owns and operates eight Australian wineries, three of which are in South Australia, two in Western Australia and the other three in New South Wales, Victoria and Tasmania. Additionally, through this segment the Company also owns four wineries in New Zealand. All but one of these Australia/New Zealand wineries crush grapes, vinify and cellar wine. Four include bottling and/or packaging operations. The facility in Reynella, South Australia bottles a significant portion of the wine produced in Australia, produces all Australian sparkling wines and cellars wines. The Company considers the segment’s principal facilities in Australia/New Zealand to be the Berri Estates winery located in Glossop and the bottling facility located in Reynella, both in South Australia.
          Through the Constellation Wines segment, as of February 28, 2010, the Company owns or has interests in approximately 4,300 acres of vineyards in South Australia, Western Australia, Victoria, and Tasmania, and approximately 4,000 acres of vineyards, either fully bearing or under development, in New Zealand.
          Europe
          Through the Constellation Wines segment, the Company operates Constellation Park, which is located at a leased facility in Severnside, Bristol, England. Constellation Park also bottles products produced by other of the Company’s Constellation Wines segment operations as well as various wine suppliers, and also distributes products from other wine suppliers and acts as a warehouse. Constellation Park is considered a principal facility. Through the Constellation Wines segment, the Company also previously operated a National Distribution Center located in a leased facility in Severnside, Bristol, England, together with an additional leased satellite facility and third party storage facilities within the same region. During Fiscal 2010, the Company assigned these leases to a third party. The Company also currently leases a facility in Bristol, England that previously produced, bottled and packaged wine. During Fiscal 2010, in conjunction with Constellation Park becoming operational, the Company began the process of decommissioning the Bristol facility. Matthew Clark operates 11 physical distribution centers located throughout the U.K. and three satellite depots. All the distribution centers and satellite depots are leased. These distribution centers and depots are used to distribute products produced by the Company, as well as by third parties.
          The Company previously marketed, stored and distributed alcoholic beverages in the Republic of Ireland and leased warehouse and office facilities in Dublin in support of the Company’s business. It ceased these operations during Fiscal 2010 and, consequently, ceased leasing warehouse or office space in Dublin, Republic of Ireland.
          Canada
          Through the Constellation Wines segment, the Company operates nine Canadian wineries, four of which are in British Columbia, four in Ontario, and one in Quebec. Seven of these wineries are owned, one winery in British Columbia is leased and one winery in Ontario is leased. The British Columbia and Ontario operations all harvest a domestic crop and all locations vinify and cellar wines. Four wineries include bottling and/or packaging operations. The Company also operates a distribution center in Mississaugua, Ontario and a warehousing and distribution facility in Scoudouc, New Brunswick. In addition, through the segment the Company operates facilities in Vancouver, British Columbia and Kitchener, Ontario in connection with its beer and wine making kit business, and a finished goods warehouse and sales office in Dartmouth, Nova Scotia. The Company considers the segment’s principal facilities in Canada to be Niagara Cellars located in Niagara Falls (Ontario), the Vincor Quebec Division located in Rougemont (Quebec), the Vincor Production Facility located in Oliver (British Columbia) and the distribution center located in Mississaugua (Ontario).

          Through the Constellation Wines segment, as of February 28, 2010, the Company owned or leased approximately 1,800 acres of vineyards, either fully bearing or under development, in Ontario and British Columbia to supply a portion of the grapes used in the production of wine.
          Through this segment, the Company currently owns and operates a distilling plant located in Lethbridge, Alberta, Canada. This facility distills, bottles and stores Canadian whisky for the segment, and distills and/or bottles and stores Canadian whisky, vodka, rum, gin and liqueurs for third parties. The Company considers this facility to be a principal facility.
          South Africa
          Through the Constellation Wines segment, the Company operates a leased winery facility in South Africa.
          Crown Imports
          Crown Imports has entered into various arrangements to satisfy its warehouse requirements. It currently has contracted with eight providers of warehouse space and services in a total of 13 locations throughout the U.S. Crown Imports maintains leased offices in Chicago, Illinois as well as in six other locations throughout the U.S.
          Corporate Operations and Other
          The Company’s corporate headquarters are located in leased offices in Victor, New York.

Item 3.	Legal Proceedings.
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

Item 4.	(Removed and Reserved).

Executive Officers of the Company
          Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	59	Chairman of the Board
Robert Sands	51	President and Chief Executive Officer
F. Paul Hetterich	47	Executive Vice President, Business Development, Corporate Strategy and International
Thomas J. Mullin	58	Executive Vice President and General Counsel
Robert Ryder	50	Executive Vice President and Chief Financial Officer
W. Keith Wilson	59	Executive Vice President, Chief Human Resources and Administrative Officer
John A. (Jay) Wright	51	President, Constellation Wines North America
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
          F. Paul Hetterich has been the Company’s Executive Vice President, Business Development, Corporate Strategy and International since July 2009. From June 2003 until July 2009, he served as Executive Vice President, Business Development and Corporate Strategy. From April 2001 to June 2003, Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.
          Thomas J. Mullin joined the Company as Executive Vice President and General Counsel in May 2000. Prior to joining the Company, Mr. Mullin served as President and Chief Executive Officer of TD Waterhouse Bank, NA, a national banking association, since February 2000, of CT USA, F.S.B. since September 1998, and of CT USA, Inc. since March 1997. He also served as Executive Vice President, Business Development and Corporate Strategy of C.T. Financial Services, Inc. from March 1997 through February 2000. From 1985 through 1997, Mr. Mullin served as Vice Chairman and Senior Executive Vice President of First Federal Savings and Loan Association of Rochester, New York and from 1982 through 1985, he was a partner in the law firm of Phillips Lytle LLP.

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
          John A. (Jay) Wright is currently President, Constellation Wines North America and the President of Constellation Wines U.S., Inc., having held these positions since December 2009. Prior to that, he served as Executive Vice President and Chief Commercial Officer of Constellation Wines U.S., Inc. from March 2009 until December 2009.  Mr. Wright joined the Company in June 2006 with the Company’s acquisition of Vincor International Inc. Mr. Wright served as President of Vincor International Inc. from June 2006 until March 2009 and, prior to that, as President and Chief Operating Officer of Vincor International Inc.’s Canadian Wine Division from October 2001 until June 2006. Before that, he held various positions of increasing responsibility with various other consumer products companies.
          Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
CLASS A STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2009
High	$21.90	$23.09	$23.48	$17.16
Low	$17.21	$18.82	$10.66	$11.54
Fiscal 2010
High	$13.50	$15.20	$17.56	$17.46
Low	$10.72	$11.62	$14.36	$14.60

CLASS B STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2009
High	$21.76	$22.96	$23.32	$17.55
Low	$17.00	$19.21	$10.78	$11.64
Fiscal 2010
High	$13.53	$15.12	$17.50	$17.22
Low	$10.50	$11.75	$14.62	$14.75

          At April 21, 2010, the number of holders of record of Class A Stock and Class B Stock of the Company were 903 and 184, respectively. There were no holders of record of Class 1 Common Stock.
          With respect to its common stock, the Company’s policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends on its common stock since its initial public offering in 1973. In addition, the Company’s senior credit facility limits the cash dividends that can be paid by the Company on its common stock to an amount determined in accordance with the terms of the 2006 Credit Agreement. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on common stock.

Item 6.	Selected Financial Data.

	For the Years Ended
	February 28,	February 28,	February 29,	February 28,	February 28,
	2010	2009	2008	2007	2006
(in millions, except per share data)
Sales	$4,213.0	$4,723.0	$4,885.1	$6,401.8	$5,707.0
Less-excise taxes	(848.2)	(1,068.4)	(1,112.1)	(1,185.4)	(1,103.5)

Net sales	3,364.8	3,654.6	3,773.0	5,216.4	4,603.5
Cost of product sold	(2,220.0)	(2,424.6)	(2,491.5)	(3,692.5)	(3,278.9)

Gross profit	1,144.8	1,230.0	1,281.5	1,523.9	1,324.6
Selling, general and administrative expenses(1)	(682.3)	(823.8)	(800.8)	(763.6)	(606.2)
Impairment of intangible assets and goodwill(2)	(103.2)	(300.4)	(812.2)	-	-
Restructuring charges(3)	(47.6)	(68.0)	(6.9)	(32.5)	(29.3)
Acquisition-related integration costs(4)	(0.2)	(8.2)	(11.8)	(23.6)	(16.8)

Operating income (loss)	311.5	29.6	(350.2)	704.2	672.3
Equity in earnings of equity method investees	213.6	186.6	257.9	49.9	0.8
Interest expense, net(1)	(265.1)	(323.0)	(348.3)	(273.9)	(195.8)
Loss on write-off of financing costs	(0.7)	-	-	-	-
Gain on change in fair value of derivative instruments	-	-	-	55.1	-

Income (loss) before income taxes	259.3	(106.8)	(440.6)	535.3	477.3
Provision for income taxes	(160.0)	(194.6)	(172.7)	(203.4)	(152.0)

Net income (loss)	99.3	(301.4)	(613.3)	331.9	325.3
Dividends on preferred stock	-	-	-	(4.9)	(9.8)

Income (loss) available to common stockholders	$99.3	$(301.4)	$(613.3)	$327.0	$315.5

Earnings (loss) per common share:
Basic – Class A Common Stock	$0.46	$(1.40)	$(2.83)	$1.44	$1.44

Basic – Class B Convertible Common Stock	$0.41	$(1.27)	$(2.57)	$1.31	$1.31

Diluted – Class A Common Stock	$0.45	$(1.40)	$(2.83)	$1.38	$1.36

Diluted – Class B Convertible Common Stock	$0.41	$(1.27)	$(2.57)	$1.27	$1.25

Total assets	$8,094.3	$8,036.5	$10,052.8	$9,438.2	$7,400.6

Long-term debt, including current maturities	$3,464.3	$4,206.3	$4,878.0	$4,032.2	$2,729.9

(1)
During the fourth quarter of the year ended February 28, 2010, the Company changed its policy relating to the classification of amortization of deferred financing costs from selling, general and administrative expenses to interest expense, net. Accordingly, all periods presented have been reclassified to reflect the impact of this policy change.

(2)
For a detailed discussion of impairment of intangible assets and goodwill for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2010 Compared to Fiscal 2009 – Impairment of Intangible Assets and Goodwill” and “Fiscal 2009 Compared to Fiscal 2008 – Impairment of Intangible Assets and Goodwill,” respectively.

(3)
For a detailed discussion of restructuring charges for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2010 Compared to Fiscal 2009 – Restructuring Charges” and “Fiscal 2009 Compared to Fiscal 2008 – Restructuring Charges,” respectively.

(4)
For a detailed discussion of acquisition-related integration costs for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2010 Compared to Fiscal 2009 – Acquisition-Related Integration Costs” and “Fiscal 2009 Compared to Fiscal 2008 – Acquisition-Related Integration Costs,” respectively.

          For the years ended February 28, 2010, and February 28, 2009, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
          The Company is the world’s leading wine company with a broad portfolio of consumer-preferred premium wine brands complemented by spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is the leading premium wine company in the U.S.; a leading producer and exporter of wine from Australia and New Zealand; the leading producer and marketer of wine in Canada; and a major supplier of beverage alcohol in the United Kingdom (“U.K.”). Through its investment in a joint venture with Punch Taverns plc, the Company has an interest in a U.K. wholesale business (“Matthew Clark”), which is the U.K.’s leading independent premier drinks wholesaler serving the on-trade drinks industry.
          In connection with the Company’s divestiture of its value spirits business and the integration of the retained spirits brands into the Constellation Wines business (see “Divestitures in Fiscal 2010, Fiscal 2009 and Fiscal 2008” below), the Company changed its internal management financial reporting on May 1, 2009, to consist of two business divisions: Constellation Wines and Crown Imports. Accordingly, the Company now reports its operating results in three segments: Constellation Wines (branded wine, spirits and other), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the divestiture of the value spirits business, the Company’s internal management financial reporting included the Constellation Spirits business division. Amounts included in the Corporate Operations and Other segment consist of general corporate administration and finance expenses. These amounts include costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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
          The Company’s business strategy is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits and imported beers. The Company intends to continue to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During Fiscal 2010 (as defined below), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. The Company believes that this is the right strategy to take in order to position the Company for future growth in a consolidating market. The Company remains committed to its long-term financial model of growing sales, expanding margins, increasing cash flow and reducing borrowings to achieve earnings per share growth and improve return on invested capital.
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
          The U.K. wine market is primarily an import market with Australian wines comprising approximately one-fifth of all wine sales in the U.K. off-premise business. The Australian wine market is primarily a domestic market. The Company has leading share positions in the Australian wine category in both the U.K. and Australian markets.

          Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed at least annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The continuing surplus of Australian wine has made and continues to make very low cost bulk wine available to these U.K. retailers which has allowed certain of these large retailers to create and build private label brands in the Australian wine category. Periodically, the Company has implemented price increases in the U.K. and Australia in an effort to cover certain cost increases, including the U.K. duty increases, and to improve profitability; however, the concentrated retail environment, competition from private label causing deterioration of retail pricing, foreign exchange volatility and a challenging economic environment have all contributed to declining gross margins for the Company’s U.K. and Australian businesses for the year ended February 28, 2010 (“Fiscal 2010”). The Company has recently shifted its strategy within these markets to address some of these long-term challenges, including tightening of the portfolio focus, increasing efficiencies, reducing costs and improving cash generation.
          The three years prior to the calendar 2007 Australian grape harvest were all years of record Australian grape harvests which contributed to the current surplus of Australian bulk wine. The calendar 2007 Australian grape harvest was significantly lower than the calendar 2006 Australian grape harvest as a result of an ongoing drought and late spring frosts in several regions. As a result of various conditions surrounding the calendar 2008 Australian grape harvest, the Company previously expected the supply of wine to continue to move toward balance with demand. However, the calendar 2008 Australian grape harvest was higher than expected. Although the calendar 2009 Australian grape harvest came in lower than the calendar 2008 Australian grape harvest and the calendar 2010 Australian grape harvest is expected to come in lower than the calendar 2009 harvest, the total intake continues to exceed the current annual global demand for Australian wine products. Accordingly, the current Australian bulk wine surplus and related intense competitive conditions in the U.K. and Australian markets are not expected to subside in the near term. In the U.S., while the calendar 2009 grape harvest was larger than the calendar 2008 grape harvest, the Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
          In the fourth quarter of fiscal 2010, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the Constellation Wines segment’s Australian reporting unit were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows. As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations.
          In addition, in the third quarter of fiscal 2010, in connection with the Company’s review of its equity method investments for other-than-temporary impairment, the Company determined that its Constellation Wines segment’s international equity method investment, Ruffino S.r.l. (“Ruffino”), was impaired primarily due to a decline in revenue and profit forecasts for this international equity method investee combined with an unfavorable foreign exchange movement between the Euro and the U.S. Dollar. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, based on projected discounted cash flows of this equity method investee. As a result of this review, the Company recorded an impairment loss of $25.4 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.

          For Fiscal 2010, the Company’s net sales decreased 8% over the year ended February 28, 2009 (“Fiscal 2009”), primarily due to the divestitures of certain lower margin value businesses (see “Divestitures in Fiscal 2010, Fiscal 2009 and Fiscal 2008” below), predominantly the value spirits business, a decrease in U.S. branded wine net sales and an unfavorable year-over-year foreign currency translation impact. The decrease in the U.S. branded wine net sales was due primarily to the Company’s fourth quarter of fiscal 2010 strategic decision to assist U.S. distributors in reducing their higher than average inventory levels. The higher inventory levels resulted primarily from a planned build in inventory levels during the second quarter of fiscal 2010 in advance of the September 1, 2009, U.S. distributor transition program. These actions had the planned effect of moving a portion of third quarter of fiscal 2010 sales into the second quarter of fiscal 2010. However, during the third quarter of fiscal 2010, distributor depletions were not as strong as expected. As a result, U.S. distributor inventory levels were higher than expected at the end of the third quarter of fiscal 2010. As such, the Company, in collaboration with certain of its newly contracted U.S. distributors, did not require these distributors to purchase the original contracted amount during the fourth quarter of fiscal 2010. The Company estimated that this decision unfavorably impacted the U.S. branded wine net sales by approximately $60 to $70 million. The Company’s Fiscal 2010 operating income increased significantly over Fiscal 2009, primarily due to a decrease in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, partially offset by lower operating income in the Company’s Constellation Wines segment. The decrease in unusual items for Fiscal 2010 resulted predominantly from lower impairment losses and a decrease in costs recognized in connection with the Company’s various restructuring plans. The decrease in the Constellation Wines segment’s operating income was primarily due to the loss of operating income in connection with the divestitures and the lower U.S. branded wine net sales discussed above. Net income for Fiscal 2010 increased significantly over Fiscal 2009 primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s effective tax rate.
          The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2010 compared to Fiscal 2009, and Fiscal 2009 compared to the year ended February 29, 2008 (“Fiscal 2008”), and (ii) financial liquidity and capital resources for Fiscal 2010. This discussion and analysis also identifies certain acquisition-related integration costs, restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2011 (“Fiscal 2011”). References to base branded wine gross profit and base business gross profit exclude the impact of (i) branded wine acquired in the BWE Acquisition (as defined below) and (ii) branded wine divested of in the Almaden and Inglenook and the Pacific Northwest Business divestitures, as appropriate. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.
Divestitures in Fiscal 2010, Fiscal 2009 and Fiscal 2008
          U.K. Cider Business
          In January 2010, the Company sold its U.K. cider business for cash proceeds of £45.0 million ($73.2 million), net of direct costs to sell, subject to post-closing adjustments. This transaction is consistent with the Company’s strategic focus on premium higher-growth, higher-margin wine, beer and spirits brands. In connection with this divestiture, the Company’s Constellation Wines segment recorded a gain of $11.2 million for Fiscal 2010 which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

          Value Spirits Business
          In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. Subsequent to February 28, 2010, the Company received full payment of the note receivable. The Company retained certain premium spirits brands, including SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. This transaction is consistent with the Company’s strategic focus on premium, higher growth and higher margin brands in its portfolio. In connection with the classification of the value spirits business as an asset group held for sale as of February 28, 2009, the Company’s Constellation Wines segment recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments. In the first quarter of fiscal 2010, the Company’s Constellation Wines segment recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. These amounts are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
          Pacific Northwest Business
          In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and reducing excess production capacity. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $23.2 million for Fiscal 2009, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
          Almaden and Inglenook
          In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin value-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.5 million, net of direct costs to sell. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $27.8 million for Fiscal 2008, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
Acquisitions in Fiscal 2008
          Acquisition of BWE
          On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), an indirect wholly-owned subsidiary of Fortune Brands, Inc., together with BWE’s subsidiaries: Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc. (the “BWE Acquisition”). As a result of the BWE Acquisition, the Company acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California, as well as various super-premium and fine California wine brands including Clos du Bois and Wild Horse. As previously discussed, in June 2008, the Company sold certain assets acquired in the BWE Acquisition in connection with the divestiture of the Pacific Northwest Business.

          The BWE Acquisition supports the Company’s strategy of strengthening its portfolio with fast-growing super-premium and above wines. The BWE Acquisition strengthens the Company’s position as the leading wine company in the world and the leading premium wine company in the U.S.
          Total consideration paid in cash for the BWE Acquisition was $877.3 million. In addition, the Company incurred direct acquisition costs of $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes (as defined below) and revolver borrowings under the Company’s June 2006 Credit Agreement, as amended in February 2007 and November 2007 (as defined below). The results of operations of the BWE business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.
          Acquisition of Svedka
          On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“SVEDKA”) in connection with the acquisition of Spirits Marque One LLC and related business (the “SVEDKA Acquisition”). SVEDKA is a premium Swedish vodka and has become the fastest growing major premium spirits brand in the world. At the time of the acquisition, SVEDKA was the fifth largest imported vodka in the U.S. and, since the date of the acquisition, SVEDKA has become the third largest imported vodka in the U.S. In addition, at the time of the acquisition, the SVEDKA Acquisition supported the Company’s strategy of expanding the Company’s premium spirits business and provided a foundation from which the Company looked to leverage its existing and future premium spirits portfolio for growth. In addition, SVEDKA complemented the Company’s then existing portfolio of super-premium and value vodka brands by adding a premium vodka brand that had experienced and continues to experience rapid growth.
          Total consideration paid in cash for the SVEDKA Acquisition was $385.8 million. In addition, the Company incurred direct acquisition costs of $1.3 million. The purchase price was financed with revolver borrowings under the Company’s June 2006 Credit Agreement, as amended in February 2007. The results of operations of the SVEDKA business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.
Equity Method Investments in Fiscal 2008
          Investment in Matthew Clark
          On April 17, 2007, the Company and Punch Taverns plc (“Punch”) commenced operations of a joint venture for the U.K. wholesale business (“Matthew Clark”). The U.K. wholesale business was formerly owned entirely by the Company. Under the terms of the arrangement, the Company and Punch, directly or indirectly, each have a 50% voting and economic interest in Matthew Clark. The joint venture reinforces Matthew Clark’s position as the U.K.’s leading independent premier drinks wholesaler serving the on-trade drinks industry. The Company received $185.6 million of cash proceeds from the formation of the joint venture.
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

Results of Operations
Fiscal 2010 Compared to Fiscal 2009
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2010 and Fiscal 2009.

	Fiscal 2010 Compared to Fiscal 2009
	Net Sales
			% (Decrease)
	2010	2009	Increase
Constellation Wines:
Branded wine	$2,928.0	$3,015.3	(3)%
Spirits	223.9	418.7	(47)%
Other	212.9	220.6	(3)%

Constellation Wines net sales	3,364.8	3,654.6	(8)%
Crown Imports net sales	2,256.2	2,395.4	(6)%
Consolidations and eliminations	(2,256.2)	(2,395.4)	6%

Consolidated Net Sales	$3,364.8	$3,654.6	(8)%

          Net sales for Fiscal 2010 decreased to $3,364.8 million from $3,654.6 million for Fiscal 2009, a decrease of $289.8 million, or (8%). This decrease resulted primarily from a decrease in spirits net sales of $194.8 million, a decrease in U.S. branded wine net sales of $87.2 million and an unfavorable year-over-year foreign currency translation impact of $74.1 million. The decrease in spirits net sales resulted predominantly from the divestiture of the value spirits business. As discussed previously, the decrease in U.S. branded wine net sales was due primarily to the Company’s strategic decision in the fourth quarter of fiscal 2010 to work with certain of its U.S. distributors to reduce their U.S. branded wine inventory levels.
          Constellation Wines
          Net sales for Constellation Wines decreased to $3,364.8 million for Fiscal 2010 from $3,654.6 million in Fiscal 2009, a decrease of $289.8 million, or (8%). Branded wine net sales decreased $87.3 million primarily due to the decrease in U.S. branded wine net sales of $87.2 million and an unfavorable year-over-year foreign currency translation impact of $56.2 million, partially offset by $37.1 million of U.K. branded wine growth on a constant currency basis. The decrease in U.S. branded wine net sales was driven primarily by the Company’s strategic decision, in collaboration with certain of its newly contracted U.S. distributors, to not require these distributors to purchase the originally contracted branded wine amounts during the fourth quarter of fiscal 2010. As previously mentioned, the Company estimates that this decision negatively impacted U.S. branded wine net sales by approximately $60 to $70 million. The Company expects this strategic decision will help its U.S. distributors improve depletion trends and consumer takeaway as distributor cost savings associated with carrying lower levels of inventory will be reinvested by the U.S. distributors in additional marketing and promotional programming behind the Constellation Wines U.S. branded wine portfolio. The increase in U.K. branded wine net sales on a constant currency basis was driven primarily by volume growth of lower priced products. Spirits net sales decreased $194.8 million primarily due to a decrease in net sales of $230.0 million in connection with the divestitures of the value spirits business and a Canadian distilling facility, partially offset by growth within the retained spirits brands which was driven largely by volume growth of SVEDKA Vodka. Other net sales decreased $7.7 million primarily due to an unfavorable year-over-year foreign currency translation impact.

          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit decreased to $1,144.8 million for Fiscal 2010 from $1,230.0 million for Fiscal 2009, a decrease of $85.2 million, or (7%). This decrease was primarily due to a decrease in gross profit of $78.3 million related to the divestitures of certain lower margin businesses, primarily the value spirits business, a decrease in gross profit on a constant currency basis in the Australian and U.K. businesses of $48.1 million, and a decrease in U.S. base business gross profit of $36.4 million, partially offset by a reduction of $94.9 million in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. The decrease in the Australian and U.K. gross profit was due largely to the flow through of higher Australian calendar 2008 harvest costs and an unfavorable mix of sales towards lower margin products. The decrease in U.S. base business gross profit was largely due to the lower net sales to certain U.S. distributors. The lower unusual items was primarily due to a decrease in inventory write-downs of $92.2 million in Fiscal 2010 compared to Fiscal 2009 due largely to (i) inventory write-downs of $53.9 million recorded in Fiscal 2009 in connection with the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”) and (ii) a loss of $37.0 million on the adjustment of certain inventory, primarily Australian, related to prior years.
          Gross profit as a percent of net sales increased to 34.0% for Fiscal 2010 from 33.7% for Fiscal 2009 primarily due to the lower unusual items, partially offset by the decrease in the Australian and U.K. businesses gross profit resulting primarily from the flow through of higher Australian calendar 2008 harvest costs and the unfavorable mix of sales towards lower margin products.

          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $682.3 million for Fiscal 2010 from $823.8 million for Fiscal 2009, a decrease of $141.5 million, or (17.2%). This decrease was due to a decrease of $143.6 million in the Constellation Wines segment and a $5.8 million decrease in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, partially offset by an increase in the Corporate Operations and Other segment of $7.9 million. The decrease in the Constellation Wines segment’s selling, general and administrative expenses was primarily due to decreases in general and administrative expenses of $55.2 million, selling expenses of $44.9 million and advertising expenses of $43.2 million. These decreases are largely attributable to (i) the divestitures of certain lower margin value businesses; (ii) cost savings in connection with the Company’s various restructuring activities; (iii) planned reductions in marketing and advertising spend; and (iv) an overlap of prior year losses on foreign currency transactions. The decrease in unusual items was primarily due to the recognition in Fiscal 2010 of (i) a loss of $34.3 million on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for a specified minimum value of €23.5 million ($32.1 million as of February 28, 2010); (ii) $34.9 million of other costs in connection with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”); and (iii) a gain of $11.2 million in connection with the January 2010 sale of the U.K. cider business.  These items were more than offset by the unusual items recognized in Fiscal 2009 consisting primarily of the recognition of losses of $23.2 million and $15.6 million in connection with the June 2008 sale of the Pacific Northwest Business and the loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business, respectively, and $16.0 million of costs in connection with the Company’s plan (announced in August 2006) to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses was due to an increase in general and administrative expenses resulting primarily from the Company’s initiative to implement a comprehensive, multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform to improve the accessibility of information and visibility of global data (“Project Fusion”).
          Selling, general and administrative expenses as a percent of net sales decreased to 20.3% for Fiscal 2010 as compared to 22.5% for Fiscal 2009 primarily due to cost savings in connection with the Company’s various restructuring activities, the planned reductions in marketing and advertising spend and the overlap of prior year losses on foreign currency transactions.
          Impairment of Intangible Assets and Goodwill
          During Fiscal 2010, the Company recorded impairment losses of $103.2 million, consisting of impairment of certain trademarks related primarily to its Constellation Wines segment’s Australian reporting unit as more fully discussed in the Overview above. During Fiscal 2009, the Company recorded impairment losses of $300.4 million, consisting of impairments of goodwill and certain trademarks of $252.8 million and $47.6 million, respectively, related primarily to its Constellation Wines segment’s U.K. reporting unit.

          Restructuring Charges
          The Company recorded $47.6 million of restructuring charges for Fiscal 2010 associated primarily with the Company’s Global Initiative and Australian Initiative. Restructuring charges included $25.0 million of employee termination benefit costs, $7.6 million of contract termination costs, $1.6 million of facility consolidation/relocation costs, and $13.4 million of impairment charges on assets sold or held for sale in Australia. The Company recorded $68.0 million of restructuring charges for Fiscal 2009 associated primarily with the Company’s Australian Initiative.
          In addition, the Company incurred additional costs for Fiscal 2010 and Fiscal 2009 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2010 and Fiscal 2009 are as follows:

	Fiscal
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$17.7	$11.2
Inventory write-downs	$1.6	$56.8
Other	$4.7	$-

Selling, General and Administrative Expenses
Other costs	$42.4	$24.2

Impairment of Intangible Assets	$-	$22.2

Restructuring Charges	$47.6	$68.0

Acquisition-Related Integration Costs (see below)	$0.2	$8.2
          The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2011:

Expected
Fiscal
2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$5.2
Other	$0.3

Selling, General and Administrative Expenses
Other costs	$7.6

Restructuring Charges	$31.4

Acquisition-Related Integration Costs	$0.3

          Acquisition-Related Integration Costs
          Acquisition-related integration costs decreased to $0.2 million for Fiscal 2010 from $8.2 million for Fiscal 2009. Acquisition-related integration costs for Fiscal 2010 consisted of facilities and other one-time costs recorded primarily in connection with the Company’s Fiscal 2008 Plan. The Fiscal 2008 Plan consists of (i) the Company’s plans (announced in November 2007) to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs; (ii) certain other restructuring charges incurred during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S.; and (iii) the Company’s plans (announced in January 2008) to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition. These initiatives are collectively referred to as the “Fiscal 2008 Plan.” Acquisition-related integration costs for Fiscal 2009 consisted of costs recorded primarily in connection with the Company’s Fiscal 2008 plan.
          Operating Income (Loss)
          The following table sets forth the operating income (loss) (in millions of dollars) by operating segment of the Company for Fiscal 2010 and Fiscal 2009.

	Fiscal 2010 Compared to Fiscal 2009
	Operating Income (Loss)
			% (Decrease)
	2010	2009	Increase
Constellation Wines	$654.9	$691.4	(5)%
Corporate Operations and Other	(94.7)	(86.8)	9%
Crown Imports	444.1	504.1	(12)%
Consolidations and eliminations	(444.1)	(504.1)	12%

Total Operating Segments	560.2	604.6	(7)%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Items	(248.7)	(575.0)	NM

Consolidated Operating Income	$311.5	$29.6	NM

          NM = Not Meaningful
          As a result of the factors discussed above, consolidated operating income increased to $311.5 million for Fiscal 2010 from $29.6 million for Fiscal 2009, an increase of $281.9 million. Acquisition-related integration costs, restructuring charges and unusual items of $248.7 million and $575.0 million for Fiscal 2010 and Fiscal 2009, respectively, consist of certain costs that are excluded by management in their evaluation of the results of each operating segment. These costs include:

	Fiscal
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$17.7	$11.2
Flow through of inventory step-up	8.4	22.2
Inventory write-downs	1.6	56.8
Other	4.7	37.1

Cost of Product Sold	32.4	127.3

	Fiscal
	2010	2009
(in millions)
Selling, General and Administrative Expenses
Loss on contractual obligation from put option of Ruffino shareholder	34.3	-
(Gain) loss on sale of nonstrategic business/assets	(11.2)	8.1
Net (gain) loss on March 2009 sale of value spirits business	(0.2)	15.6
Loss on sale of Pacific Northwest Business	-	23.2
Other costs	42.4	24.2

Selling, General and Administrative Expenses	65.3	71.1

Impairment of Intangible Assets and Goodwill	103.2	300.4

Restructuring Charges	47.6	68.0

Acquisition-Related Integration Costs	0.2	8.2

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Items	$248.7	$575.0

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees increased to $213.6 million in Fiscal 2010 from $186.6 million in Fiscal 2009, an increase of $27.0 million, or 14%. This increase is primarily due to the recognition of a $25.4 million impairment loss recognized in Fiscal 2010 related to the Company’s Constellation Wines segment’s international equity method investment in Ruffino (as more fully discussed in the Overview above) as compared to $83.3 million of impairment losses recognized in Fiscal 2009. The increase in equity in earnings of equity method investees from lower impairment losses in Fiscal 2010 was partially offset by a decrease of $30.4 million in equity in earnings from the Company’s Crown Imports joint venture.
          Net sales for Crown Imports decreased to $2,256.2 million for Fiscal 2010 from $2,395.4 million for Fiscal 2009, a decrease of $139.2 million, or (6%). This decrease resulted primarily from lower volumes within the Crown Imports Mexican beer portfolio. Crown Imports gross profit decreased $59.0 million, or (8%), primarily due to these lower sales volumes and a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $1.0 million, primarily due to an increase in selling expenses as increased advertising spend by Crown Imports in connection with certain Fiscal 2010 national media programs was offset by contributions from the brand owner for this increased advertising spend in Fiscal 2010. Operating income decreased $60.0 million, or (12%), primarily due to these factors.
          Interest Expense, Net
          Interest expense, net of interest income of $10.4 million and $3.8 million, for Fiscal 2010 and Fiscal 2009, respectively, decreased to $265.1 million for Fiscal 2010 from $323.0 million for Fiscal 2009, a decrease of $57.9 million, or (18%). This decrease was primarily due to lower average borrowings for Fiscal 2010 resulting predominantly from the repayment of a portion of the Company’s outstanding borrowings using the proceeds from the sale of the value spirits business and the U.K. cider business.

          Provision for Income Taxes
          The Company’s effective tax rate for Fiscal 2010 of 61.7% was driven largely by (i) a nondeductible portion of the impairment loss related to certain trademarks of $93.7 million, (ii) the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment; and (iii) $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill; partially offset by a decrease in uncertain tax positions of $33.0 million in connection with the completion of various income tax examinations during Fiscal 2010. The Company’s effective tax rate for Fiscal 2009 of (182.2%) was impacted primarily by (i) a nondeductible portion of the impairment losses related to goodwill, equity method investments and certain trademarks of $268.8 million, $83.3 million and $23.6 million, respectively; (ii) the recognition of a valuation allowance of $67.4 million against net operating losses primarily in Australia resulting largely from the Australian Initiative; and (iii) the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges.
          Net (Loss) Income
          As a result of the above factors, net income increased to $99.3 million for Fiscal 2010 from a net loss of $301.4 million for Fiscal 2009, or $400.7 million.
Fiscal 2009 Compared to Fiscal 2008
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by operating segment of the Company for Fiscal 2009 and Fiscal 2008.

	Fiscal 2009 Compared to Fiscal 2008
	Net Sales
			% Increase
	2009	2008	(Decrease)
Constellation Wines:
Branded wine	$3,015.3	$3,016.9	-
Spirits	418.7	414.2	1%
Other	220.6	341.9	(35)%

Constellation Wines net sales	3,654.6	3,773.0	(3)%
Crown Imports net sales	2,395.4	2,391.0	-
Consolidations and eliminations	(2,395.4)	(2,391.0)	-

Consolidated Net Sales	$3,654.6	$3,773.0	(3)%

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

          The Company’s Constellation Wines segment implemented a program to reduce distributor wine inventory levels in the U.S. during the first half of fiscal 2008, in response to the consolidation of distributors over the past few years and supply chain technology improvements. As distributors were looking to operate with lower levels of inventory while maintaining appropriate service levels to retailers, the Company has worked closely with its distributors to improve supply-chain efficiencies. The Company substantially completed its reduction of distributor wine inventory levels during the second quarter of fiscal 2008. This initiative had a significant impact on the Company’s Fiscal 2008 financial performance, including a reduction of net sales of approximately $110 million.
          Constellation Wines
          Net sales for Constellation Wines decreased to $3,654.6 million for Fiscal 2009 from $3,773.0 million in Fiscal 2008, a decrease of $118.4 million, or (3%). Branded wine net sales decreased $1.6 million primarily due to the decrease in net sales associated with the divestitures of the Almaden and Inglenook wine brands and the Pacific Northwest wine brands of $128.4 million and an unfavorable year-over-year foreign currency translation impact of $108.8 million substantially offset by the net sales of branded wine acquired in the BWE Acquisition of $147.3 million and the benefit from the distributor wine inventory reduction initiative discussed above. Spirits net sales increased $4.5 million primarily due to net sales growth within the Company’s branded spirits portfolio, which was driven primarily by SVEDKA, partially offset by a decrease in contract production services net sales of $21.3 million resulting predominantly from the Company’s August 2008 sale of a nonstrategic Canadian distilling facility. Other net sales decreased $121.3 million primarily due to the accounting for the Matthew Clark investment under the equity method of accounting.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit decreased to $1,230.0 million for Fiscal 2009 from $1,281.5 million for Fiscal 2008, a decrease of $51.5 million, or (4%). This decrease was driven primarily by an increase in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, which were higher by $93.7 million in Fiscal 2009 versus Fiscal 2008. This increase resulted predominantly from (i) an increase in inventory write-downs of $83.7 million in Fiscal 2009 in connection primarily with the Company’s Australian Initiative of $53.9 million and a loss of $37.0 million on the adjustment of certain inventory, primarily Australian, related to prior years; and (ii) increased flow through of inventory step-up of $10.8 million associated primarily with the BWE Acquisition. The Constellation Wines segment’s gross profit increased $42.2 million primarily due to higher U.S. base branded wine gross profit resulting largely from increased gross profit of $69.5 million due to the BWE Acquisition and the benefit from the Company’s Fiscal 2008 distributor wine inventory reduction initiative, partially offset by reduced gross profit in the U.K. largely attributed to the increasing duty and an unfavorable year-over-year foreign currency translation impact of $28.7 million.
          Gross profit as a percent of net sales decreased to 33.7% for Fiscal 2009 from 34.0% for Fiscal 2008 primarily due to the higher unusual items, partially offset by (i) the benefit of reporting the lower margin U.K. wholesale business under the equity method of accounting for Fiscal 2009, (ii) the benefit from the divestiture of the lower margin Almaden and Inglenook wine brands and the Pacific Northwest wine brands, and (iii) sales of higher margin wine brands acquired in the BWE Acquisition.

          Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased to $823.8 million for Fiscal 2009 from $800.8 million for Fiscal 2008, an increase of $23.0 million, or 2.9%. This increase is due to an increase in unusual items which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment of $34.0 million and an increase of $7.8 million in the Corporate Operations and Other segment, partially offset by a decrease of $18.8 million in the Constellation Wines segment. The increase in unusual items was primarily due to the recognition in Fiscal 2009 of losses of $23.2 million and $15.6 million in connection with the June 2008 sale of the Pacific Northwest Business and the loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business, respectively, and an increase of $14.3 million of costs in connection with the Company’s Fiscal 2007 Wine Plan, partially offset by the loss on the sale of the Company’s Almaden and Inglenook wine brands and certain other assets of $27.8 million recognized in Fiscal 2008. The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is primarily due to higher consulting service fees associated with the Company’s review of its businesses and process improvement opportunities and an increase of $6.7 million of stock-based compensation expense, partially offset by lower annual management incentive compensation expense. The decrease in the Constellation Wines segment’s selling, general and administrative expenses is largely due to (i) a favorable year-over-year foreign currency translation impact and (ii) lower general and administrative expenses resulting primarily from increased cost reduction efforts, partially offset by higher losses on foreign currency transactions and higher selling expenses within the Constellation Wines segment.
          Selling, general and administrative expenses as a percent of net sales increased to 22.5% for Fiscal 2009 as compared to 21.2% for Fiscal 2008 primarily due to the higher unusual items, combined with increased losses on foreign currency transactions within the Constellation Wines segment and higher stock-based compensation expense, partially offset by the incremental benefit from the BWE Acquisition and the lower annual management incentive compensation expense.
          Impairment of Intangible Assets and Goodwill
          During Fiscal 2009, the Company recorded impairment losses of $300.4 million, consisting of impairments of goodwill and intangible assets of $252.8 million and $47.6 million, respectively, related primarily to its Constellation Wines segment’s U.K. reporting unit. During Fiscal 2008, the Company recorded impairment losses of $812.2 million, consisting of impairments of goodwill and intangible assets of $599.9 million and $212.3 million, respectively, related primarily to its Constellation Wines segment’s Australian and U.K. reporting units.
          Restructuring Charges
          The Company recorded $68.0 million of restructuring charges for Fiscal 2009 associated primarily with the Australian Initiative. Restructuring charges included $16.5 million of employee termination benefit costs, $3.2 million of contract termination costs, $1.8 million of facility consolidation/relocation costs, and $46.5 million of impairment charges on assets sold or held for sale in Australia. The Company recorded $6.9 million of restructuring charges for Fiscal 2008 associated primarily with the Company’s Fiscal 2008 Plan and the Company’s Fiscal 2006 Plan (as defined below) of $12.0 million, partially offset by the reversal of prior accruals of $5.1 million related primarily to the Company’s plan to restructure and integrate the operations of Vincor International Inc. (“Vincor”) (the “Vincor Plan”). The Company acquired all of the issued and outstanding common shares of Vincor, Canada’s premier wine company, in June 2006 (the “Vincor Acquisition”). The Fiscal 2006 Plan consists of the Company’s worldwide wine reorganizations and the Company’s program to consolidate certain west coast production processes in the U.S., both announced during Fiscal 2006.

          In addition, the Company incurred additional costs for Fiscal 2009 and Fiscal 2008 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2009 and Fiscal 2008 are as follows:

	Fiscal
	2009	2008
(in millions)
Cost of Product Sold
Inventory write-downs	$56.8	$10.1
Accelerated depreciation	$11.2	$12.0

Selling, General and Administrative Expenses
Other costs	$24.2	$2.2

Impairment of Intangible Assets	$22.2	$7.4

Restructuring Charges	$68.0	$6.9

Acquisition-Related Integration Costs (see below)	$8.2	$11.8
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

	Fiscal 2009 Compared to Fiscal 2008
	Operating Income (Loss)
			% Increase
	2009	2008	(Decrease)
Constellation Wines	$691.4	$630.4	10%
Corporate Operations and Other	(86.8)	(79.0)	(10)%
Crown Imports	504.1	509.0	(1) %
Consolidations and eliminations	(504.1)	(509.0)	1%

Total Operating Segments	604.6	551.4	10%
Acquisition-Related Integration Costs, Restructuring Charges and Unusual Items	(575.0)	(901.6)	NM

Consolidated Operating Income (Loss)	$29.6	$(350.2)	NM

          As a result of the factors discussed above, consolidated operating income increased to $29.6 million for Fiscal 2009 from a consolidated operating loss of $350.2 million for Fiscal 2008, an increase of $379.8 million. Acquisition-related integration costs, restructuring charges and unusual items of $575.0 million and $901.6 million for Fiscal 2009 and Fiscal 2008, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Fiscal
	2009	2008
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$22.2	$11.4
Inventory write-downs	56.8	10.1
Accelerated depreciation	11.2	12.0
Other	37.1	0.1

Cost of Product Sold	127.3	33.6

Selling, General and Administrative Expenses
Loss on sale of Pacific Northwest Business	23.2	-
Loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business	15.6	-
Loss (gain) on sale of nonstrategic assets	8.1	(4.8)
Loss on sale of Almaden and Inglenook wine brands and certain other assets	-	27.8
Loss on the contribution of the U.K. wholesale business	-	6.6
Other costs	24.2	7.5

Selling, General and Administrative Expenses	71.1	37.1

Impairment of Goodwill and Intangible Assets	300.4	812.2

Restructuring Charges	68.0	6.9

Acquisition-Related Integration Costs	8.2	11.8

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Items	$575.0	$901.6

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees decreased to $186.6 million in Fiscal 2009 from $257.9 million in Fiscal 2008, a decrease of $71.3 million, or (28%). This decrease is primarily due to $83.3 million of impairment losses recognized in Fiscal 2009 on certain of the Company’s international equity method investments, primarily in the fourth quarter of fiscal 2009, as compared to a $15.1 million impairment loss recognized in the fourth quarter of fiscal 2008.
          Net sales for Crown Imports increased slightly to $2,395.4 million for Fiscal 2009 from $2,391.0 million for Fiscal 2008, an increase of $4.4 million. Crown Imports gross profit decreased $21.3 million, as the slight increase in net sales was more than offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses decreased $16.4 million, primarily due to a decrease in advertising spend resulting from timing of marketing activities. Operating income decreased $4.9 million, or (1%), primarily due to these factors.

          Interest Expense, Net
          Interest expense, net of interest income of $3.8 million and $5.7 million, for Fiscal 2009 and Fiscal 2008, respectively, decreased to $323.0 million for Fiscal 2009 from $348.3 million for Fiscal 2008, a decrease of $25.3 million, or (7%). This was primarily due to lower average interest rates for Fiscal 2009.
          Provision for Income Taxes
          The Company’s effective tax rate for Fiscal 2009 of (182.2%) was driven largely by (i) a nondeductible portion of the impairment losses related to goodwill, equity method investments and certain trademarks of $268.8 million, $83.3 million and $23.6 million, respectively; (ii) the recognition of a valuation allowance of $67.4 million against net operating losses primarily in Australia resulting largely from the Australian Initiative; and (iii) the recognition of income tax expense in connection with the gain on settlement of certain foreign currency economic hedges. The Company’s effective tax rate for Fiscal 2008 of (39.2%) was impacted primarily by a nondeductible portion of the impairment losses related to goodwill and certain other intangible assets of $599.9 million and $177.0 million, respectively. In addition, the Company recorded a valuation allowance against net operating loss carryforwards in Australia of $51.7 million for Fiscal 2008.
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
          While certain conditions in the worldwide and domestic economies may be showing signs of improvement, there continues to be volatility in the capital markets, diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, the Company has maintained adequate liquidity to meet current working capital requirements, fund capital expenditures, repay scheduled principal and interest payments on debt, and prepay certain future principal payments on debt. Absent further severe deterioration of market conditions, the Company believes that cash flows from operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

          As of April 21, 2010, the Company had $308.0 million in revolving loans available to be drawn under its 2006 Credit Agreement. The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Fiscal 2010 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Fiscal 2010 was $402.5 million, which resulted primarily from net income of $99.3 million, plus $312.0 million of net non-cash items charged to the Consolidated Statements of Operations and $47.1 million of other, net, less $55.9 million representing the net change in the Company’s operating assets and liabilities.
          The net non-cash items consisted primarily of depreciation expense, impairment of intangible assets and goodwill, stock-based compensation expense and loss on the contractual obligation from the put option of a Ruffino shareholder.
          Other, net, consists primarily of cash proceeds from the settlement of certain derivative instruments designated to hedge foreign currency risk associated with certain foreign currency denominated transactions. The net change in operating assets and liabilities resulted primarily from a decrease in other accrued expenses and liabilities of $110.6 million and a decrease of $42.7 million in accounts payable, partially offset by a decrease in accounts receivable, net, and inventories of $61.9 million and $51.0 million, respectively. The decrease in other accrued expenses and liabilities of $110.6 million is primarily due to higher income tax payments for Fiscal 2010 and lower accrued interest resulting primarily from the timing of interest payments. The decrease in accounts payable of $42.7 million is due largely to lower grape grower payables in Australia associated with the calendar 2010 harvest and the timing of payments in the U.K. business. The decrease in accounts receivable, net, of $61.9 million primarily reflects the impact of the reduced branded wine net sales in the U.S. during the fourth quarter of fiscal 2010 and the liquidation of the accounts receivable balances associated with the January 2010 divestiture of the U.K. cider business. The decrease in inventories of $51.0 million is primarily due to the flow through of the higher calendar 2008 Australian harvest costs in Fiscal 2010, partially offset by an increase in the Company’s U.S. branded wine inventory levels resulting largely from the reduced branded wine net sales in the U.S. during the fourth quarter of fiscal 2010.
          Investing Activities
          Net cash provided by investing activities for Fiscal 2010 was $256.6 million, which resulted primarily from the proceeds of $349.6 million from the divestitures of the value spirits business and the U.K. cider business, both net of direct costs to sell, partially offset by $107.7 million of capital expenditures.
          Financing Activities
          Net cash used in financing activities for Fiscal 2010 was $623.0 million resulting primarily from principal payments of long-term debt of $781.3 million, partially offset by proceeds from notes payable of $117.1 million and proceeds from maturity of a derivative instrument of $33.2 million.

Fiscal 2009 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Fiscal 2009 was $506.9 million, which resulted primarily from a net loss of $301.4 million, plus $748.0 million of net non-cash items charged to the Consolidated Statements of Operations and $159.3 million of other, net, less $99.0 million representing the net change in the Company’s operating assets and liabilities.
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
          Other, net, consisted primarily of (i) cash proceeds of $94.8 million from the settlement of certain foreign currency hedges which were designed to economically hedge foreign currency risk associated with certain foreign currency denominated intercompany balances; (ii) cash proceeds of $27.5 million for tenant allowances received in connection with the Company’s 19.5 year lease of a new warehousing and production facility in the U.K. as part of the Fiscal 2007 Wine Plan; (iii) $11.5 million of non-cash losses on certain foreign currency denominated intercompany balances, net of non-cash gains on certain foreign currency hedges which were designed to economically hedge foreign currency risk associated with these certain foreign currency denominated intercompany balances; (iv) a $9.1 million non-cash loss associated with the settlement of pension and postretirement liabilities as a result of the sale of a nonstrategic Canadian distilling facility; and (v) $7.4 million of non-cash losses on contractual obligations recorded in connection with the sale of the Pacific Northwest Business.
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

Share Repurchase Programs
          During February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During Fiscal 2008, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007. The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction. The Company used revolver borrowings under the June 2006 Credit Agreement, as amended in February 2007, to pay the purchase price for the repurchased shares. The repurchased shares became treasury shares.
          In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. Pursuant to this authorization, in April 2010, the Company entered into a collared accelerated stock buyback (“ASB”) transaction under which the Company repurchased $300.0 million of the Company’s Class A Common Stock. The ASB transaction is designed to enable the Company to repurchase a large number of shares at price that represents a discount to the trading price of the shares over a reasonable period so long as the average price stays above a negotiated level. The actual number of shares to which the Company is entitled will generally be based on the average of the daily volume weighted average prices (“VWAP”) of the Company’s Class A Common Stock over a calculation period (scheduled to end on November 24, 2010, subject to being shortened by the counterparty to the ASB transaction), subject to a minimum and maximum number of shares based on the average of the daily VWAP of the Company’s Class A Common Stock over a hedge period (scheduled to end on May 17, 2010, subject to being shortened by the counterparty to the ASB transaction) and subject to the other terms of the ASB transaction. The Company paid the purchase price under the ASB transaction on April 21, 2010, at which time it received an initial installment of 11,016,451 shares, which have become treasury shares. The Company will be entitled to receive additional shares pursuant to the ASB transaction following the end of the hedge period, absent extraordinary circumstances, and may be entitled to receive additional shares following the end of the calculation period. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares.
Debt
          Total debt outstanding as of February 28, 2010, amounted to $3,835.5 million, a decrease of $598.1 million from February 28, 2009. The ratio of total debt to total capitalization decreased to 59.8% as of February 28, 2010, from 69.9% as of February 28, 2009, primarily as a result of the decrease in total debt outstanding.

          Senior Credit Facility
          2006 Credit Agreement
          On June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, November 19, 2007, and January 25, 2010, the June 2006 Credit Agreement was amended (collectively, the “June 2006 Credit Agreement Amendments”). The June 2006 Credit Agreement together with the June 2006 Credit Agreement Amendments is referred to as the “2006 Credit Agreement.” The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with a final maturity in June 2011 (the “Tranche A Term Loans”), (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million), of which $192.0 million terminates in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
          As of February 28, 2010, the required principal repayments of the tranche A term loan facility and the tranche B term loan facility for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A	Tranche B
	Term Loan	Term Loan
	Facility	Facility	Total
(in millions)
2011	$171.1	$-	$171.1
2012	150.0	5.5	155.5
2013	-	466.4	466.4
2014	-	465.1	465.1
2015	-	146.3	146.3
Thereafter	-	144.7	144.7

	$321.1	$1,228.0	$1,549.1

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the Tranche A Term Loans, the 2011 Revolving Facility and the 2013 Revolving Facility, and is fixed with respect to the 2013 Tranche B Term Loans and the 2015 Tranche B Term Loans. As of February 28, 2010, the LIBOR margin for the Tranche A Term Loan and the 2011 Revolving Facility is 1.25%; the LIBOR margin for the 2013 Revolving Facility is 2.50%; the LIBOR margin for the 2013 Tranche B Term Loans is 1.50%; and the LIBOR margin on the 2015 Tranche B Term Loans is 2.75%.

          The February 23, 2007, amendment amended the June 2006 Credit Agreement to, among other things, (i) increase the revolving credit facility from $500.0 million to $900.0 million, which increased the aggregate credit facilities from $3,500.0 million to $3,900.0 million; (ii) increase the aggregate amount of cash payments the Company is permitted to make in respect or on account of its capital stock; (iii) remove certain limitations on the incurrence of senior unsecured indebtedness and the application of proceeds thereof; (iv) increase the maximum permitted total “Debt Ratio” and decrease the required minimum “Interest Coverage Ratio”; and (v) eliminate the “Senior Debt Ratio” covenant and the “Fixed Charges Ratio” covenant. The November 19, 2007, amendment clarified certain provisions governing the incurrence of senior unsecured indebtedness and the application of proceeds thereof under the June 2006 Credit Agreement, as previously amended. The January 25, 2010, amendment, among other things, (i) decreased the revolving credit facility from $900.0 million to $842.0 million through June 2011, which decreased the aggregate credit facilities from $3,900.0 million to $3,842.0 million; (ii) extended the maturity date with respect to $650.0 million of the revolving credit facility from June 2011 to June 2013; (iii) extended the maturity date with respect to $300.0 million of the tranche B term loan facility from June 2013 to June 2015; (iv) increased the margin applicable to the 2013 Revolving Facility and the 2015 Tranche B Term Loans by 1.25%; (v) permitted the Company to make an optional prepayment of its January 2002 Senior Subordinate Notes (as defined below) using proceeds from borrowings under the revolving credit facility; and (vi) excluded certain non-cash charges from the calculation of the Company’s consolidated net income, which is used for purposes of determining the amount of certain cash payments that the Company is permitted to make in respect of its capital stock.
          The Company’s obligations are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.
          The Company and its subsidiaries are also subject to covenants that are contained in the 2006 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the disposition or acquisition of property, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to maintaining a maximum total debt coverage ratio and minimum interest coverage ratio.
          As of February 28, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $321.1 million bearing an interest rate of 1.5%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.0%, 2011 Revolving Facility of $104.6 million bearing an interest rate of 2.0%, 2013 Revolving Facility of $184.7 million bearing an interest rate of 3.1%, outstanding letters of credit of $34.8 million, and $517.9 million in revolving loans available to be drawn.
          As of April 21, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $321.1 million bearing an interest rate of 1.5%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate 3.0%, 2011 Revolving Facility of $103.7 million bearing an interest rate of 1.7%, 2013 Revolving Facility of $396.2 million bearing an interest rate of 2.9%, outstanding letters of credit of $34.1 million, and $308.0 million in revolving loans available to be drawn.

          In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through February 28, 2010. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company reclassified net losses of $27.7 million, $12.6 million and $7.1 million, net of income tax effect, respectively, from Accumulated Other Comprehensive Income to interest expense, net on the Company’s Consolidated Statements of Operations.
          Senior Notes
          In February 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). On February 15, 2008, the Company repaid the February 2001 Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement, as amended in February 2007 and November 2007.
          In November 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). In November 2009, the Company repaid the Sterling Series B Senior Notes and the Sterling Series C Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement, as amended in February 2007 and November 2007, and cash flows from operating activities.
          In February 2009, the Company entered into a foreign currency forward contract to fix the U.S. dollar payment of the Sterling Series B Senior Notes and Sterling Series C Senior Notes. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for derivatives and hedging, this foreign currency forward contract qualified for cash flow hedge accounting treatment. In November 2009, the Company received $33.2 million of proceeds from the maturity of this derivative instrument. This amount is reported in cash flows from financing activities on the Company’s Consolidated Statements of Cash Flows for Fiscal 2010.
          As of February 28, 2010, the Company had outstanding $695.0 million (net of $5.0 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”).

          On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s June 2006 Credit Agreement, as amended in February 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2010, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.
          On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. As of February 28, 2010, the Company had outstanding $497.6 million (net of $2.4 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
          The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The senior notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant U.S. operating subsidiaries guarantee the senior notes, on a senior unsecured basis.
          Senior Subordinated Notes
          On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). On February 25, 2010, the Company repaid the January 2002 Senior Subordinated Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement and cash flows from operating activities.
          Subsidiary Credit Facilities
          The Company has additional credit arrangements totaling $266.3 million as of February 28, 2010. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2010, amounts outstanding under these arrangements were $104.5 million.

Contractual Obligations and Commitments
          The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 28, 2010. The table brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 10, 11, 12, 13, 14, and 15 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of the items noted in the following table.

	PAYMENTS DUE BY PERIOD
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
(in millions)
Contractual obligations
Notes payable to banks	$371.2	$371.2	$-	$-	$-
Interest payments on notes payable to banks(1)	9.4	9.4	-	-	-
Long-term debt (excluding unamortized discount)	3,471.7	187.2	625.5	1,114.2	1,544.8
Interest payments on long-term debt(2)	1,045.7	183.6	331.2	301.1	229.8
Operating leases	546.5	81.3	113.5	74.3	277.4
Other long-term liabilities(3)	283.6	87.6	76.9	38.7	80.4
Unconditional purchase obligations(4)	1,782.9	386.5	536.7	265.7	594.0

Total contractual obligations	$7,511.0	$1,306.8	$1,683.8	$1,794.0	$2,726.4

(1)
Interest payments on notes payable to banks include interest on both revolving loans under the Company’s senior credit facility and on foreign subsidiary credit facilities. The weighted average interest rate on the revolving loans under the Company’s senior credit facility was 2.7% as of February 28, 2010. Interest rates on foreign subsidiary credit facilities range from 0.3% to 3.9% as of February 28, 2010.

(2)
Interest rates on long-term debt obligations range from 1.9% to 8.4% as of February 28, 2010. Interest payments on long-term debt obligations include amounts associated with the Company’s outstanding interest rate swap agreements to fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 0.7% of the Company’s total long-term debt, as amounts are not material.

(3)
Other long-term liabilities include $23.0 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2010, including $12.7 million in the less than one year period. The payments are reflected in the period in which the Company believes they will ultimately be settled based on the Company’s experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $101.0 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. See Note 12 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

(4)
Total unconditional purchase obligations consist of $1,578.2 million for contracts to purchase grapes over the next twenty-one fiscal years, $79.3 million for contracts to purchase bulk wine over the next four fiscal years, $121.1 million for a contract to purchase a certain raw material over the next three fiscal years, and $4.3 million for processing contracts over the next three fiscal years. See Note 15 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

Capital Expenditures
          During Fiscal 2010, the Company incurred $107.7 million for capital expenditures. The Company plans to spend from $110 million to $130 million for capital expenditures in Fiscal 2011. Included within the planned expenditures for Fiscal 2011 are amounts associated with the Company’s Project Fusion. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.
Effects of Inflation and Changing Prices
          The Company’s results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company intends to pass along rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that the Company will be able to pass along rising costs through increased selling prices. In addition, the Company continues to identify on-going cost savings initiatives.
Critical Accounting Policies
          The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:
•	Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements. Inventories were $1,879.9 million and $1,828.7 million as of February 28, 2010, and February 28, 2009, respectively.

•
Impairment of intangible assets and goodwill with indefinite lives. The Company is required to analyze its goodwill and other intangible assets with indefinite lives, which consist primarily of trademarks, for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets, including the reporting unit goodwill, and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of the reporting unit is generally determined on the basis of discounted cash flows supplemented by the market approach. The Company’s reporting units include U.S., Canada, New Zealand, U.K. and Australia. The estimate of fair value of the intangible assets is generally determined on the basis of discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements. The most significant assumptions used in the discounted cash flows calculation to determine the fair value of the Company’s reporting units and the fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate and (iii) the annual cash flow projections.

If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any. If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any non-impaired unit of accounting’s carrying value exceeding its fair value.

In the fourth quarter of fiscal 2010, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units for the year ended February 28, 2010, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. Based on this analysis, the fair value of the Company’s Canada, New Zealand and U.S. reporting units exceeded their carrying value by approximately 21%, 14% and 14%, respectively. In the fourth quarter of fiscal 2009, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying amount of goodwill assigned to the Constellation Wines segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2008, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying amounts of goodwill assigned to the Constellation Wines segment’s Australian and U.K. reporting units exceeded their implied fair values and recorded impairment losses of $599.9 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. Goodwill was $2,570.6 million and $2,615.0 million as of February 28, 2010, and February 28, 2009, respectively.

In the fourth quarter of fiscal 2010, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the Constellation Wines segment’s Australian reporting unit were impaired. As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2009, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain trademarks associated primarily with the Constellation Wines segment’s U.K. reporting unit were impaired. As a result of this review, the Company recorded impairment losses of $25.9 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $21.8 million during its second quarter of fiscal 2009 in connection with the Company’s Australian Initiative. In the fourth quarter of fiscal 2008, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain intangible assets associated with the Constellation Wines segment’s Australian and U.K. reporting units, primarily trademarks, were impaired. As a result of this review, the Company recorded impairment losses of $204.9 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. Intangible assets with indefinite lives were $855.7 million and $924.9 million as of February 28, 2010, and February 28, 2009, respectively.

•
Accounting for Stock-Based Compensation. The Company adopted the fair value recognition provisions using the modified prospective transition method on March 1, 2006 in accordance with the FASB guidance for compensation — stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, this guidance requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from stock-based payment arrangements. The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards granted after March 1, 2006. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, then stock-based compensation expense could be materially different in the future. If the Company used an expected term for its stock-based awards that was one year longer, the fair value of stock-based awards granted during Fiscal 2010, Fiscal 2009, Fiscal 2008 and for the year ended February 28, 2007, (“Fiscal 2007”) would have increased by $25.5 million, resulting in an increase of $6.4 million of stock-based compensation expense for Fiscal 2010. If the Company used an expected term of the stock-based awards that was one year shorter, the fair value of the stock-based awards granted during Fiscal 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007 would have decreased by $25.4 million, resulting in a decrease of $5.5 million of stock-based compensation expense for Fiscal 2010. The total amount of stock-based compensation recognized for Fiscal 2010 was $56.8 million, of which $51.7 million was expensed for Fiscal 2010 and $5.1 million was capitalized in inventory as of February 28, 2010. The total amount of stock-based compensation recognized for Fiscal 2009 was $47.5 million, of which $42.9 million was expensed for Fiscal 2009 and $4.6 million was capitalized in inventory as of February 28, 2009. The total amount of stock-based compensation recognized for Fiscal 2008 was $33.6 million, of which $30.4 million was expensed for Fiscal 2008 and $3.2 million was capitalized in inventory as of February 29, 2008.

•
Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the acquisition method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in the recognition of goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred. Amortization expense for amortizable intangible assets was $5.8 million, $6.8 million and $4.8 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Amortizable intangible assets were $69.3 million and $75.7 million as of February 28, 2010, and February 28, 2009, respectively.

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that have been offered previously. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which could have a material adverse impact on the Company’s financial statements. Promotional costs were $749.8 million, $712.1 million and $733.7 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Accrued promotion costs were $111.4 million and $100.3 million as of February 28, 2010, and February 28, 2009, respectively.

Accounting Guidance Not Yet Adopted
          Consolidation of Variable Interest Entities —
          In June 2009, the FASB issued amended guidance for consolidation, which, among other things, (i) requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amends previously issued guidance for determining whether an entity is a variable interest entity; and (iv) requires enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. In December 2009, the FASB issued additional guidance on assessing whether a variable interest entity should be consolidated. This guidance identifies the determination of whether a reporting entity should consolidate another entity is to be based upon, among other things, (i) the other entity’s purpose and design and (ii) the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance also requires additional disclosures about an entity’s involvement with a variable interest entity, including significant changes in risk exposure due to an entity’s involvement with a variable interest entity and how the involvement with the variable interest entity affects the financial statements of the reporting entity. The Company is required to adopt the combined guidance for its annual and interim periods beginning March 1, 2010. The adoption of the combined guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

          Fair value measurements and disclosures –
          In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company is required to adopt the additional disclosure requirements and clarifications of existing disclosures of this guidance for its annual and interim periods beginning March 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company is required to adopt those disclosures for its annual and interim periods beginning March 1, 2011. The adoption of the applicable provisions of this guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
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
          Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2010, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and South African rand.
          As of February 28, 2010, and February 28, 2009, the Company had outstanding foreign currency derivative instruments with a notional value of $1,020.1 million and $1,719.4 million, respectively. Approximately 52% of the Company’s total exposures were hedged as of February 28, 2010, including most of the Company’s balance sheet exposures and certain of the Company’s forecasted transactional exposures. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $14.6 million and $7.6 million as of February 28, 2010, and February 28, 2009, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 28, 2010, and February 28, 2009, the fair value of open foreign currency contracts would have been decreased by $13.2 million and $40.4 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
          The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,974.3 million and $2,353.3 million as of February 28, 2010, and February 28, 2009, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2010, and February 28, 2009, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $97.3 million and $107.9 million, respectively.

          As of February 28, 2010, and February 28, 2009, the Company had outstanding interest rate swap agreements to minimize interest rate volatility. The swap agreements fix LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through Fiscal 2010. The Company’s interest rate swap agreements matured on March 1, 2010. A hypothetical 1% increase from prevailing interest rates as of February 28, 2009, would have reduced the fair value of the interest rate swap liability by $9.3 million.
          In addition to the $1,974.3 million and $2,353.3 million estimated fair value of fixed rate debt outstanding as of February 28, 2010, and February 28, 2009, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of February 28, 2010, and February 28, 2009, the estimated fair value of the Company’s total variable rate debt, including current maturities was $1,879.2 million and $2,036.4 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of February 28, 2010, and February 28, 2009, is $19.2 million and $20.4 million, respectively.
Item 8.	Financial Statements and Supplementary Data.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2010 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Rochester, New York
April 29, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2010, and our report dated April 29, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Rochester, New York
April 29, 2010

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Constellation Brands, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2010.
The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28,	February 28,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash investments	$43.5	$13.1
Accounts receivable, net	514.7	524.6
Inventories	1,879.9	1,828.7
Prepaid expenses and other	151.0	168.1

Total current assets	2,589.1	2,534.5
PROPERTY, PLANT AND EQUIPMENT, net	1,567.2	1,547.5
GOODWILL	2,570.6	2,615.0
INTANGIBLE ASSETS, net	925.0	1,000.6
OTHER ASSETS, net	442.4	338.9

Total assets	$8,094.3	$8,036.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$371.2	$227.3
Current maturities of long-term debt	187.2	235.2
Accounts payable	268.8	288.7
Accrued excise taxes	43.8	57.6
Other accrued expenses and liabilities	501.6	517.6

Total current liabilities	1,372.6	1,326.4

LONG-TERM DEBT, less current maturities	3,277.1	3,971.1

DEFERRED INCOME TAXES	536.2	543.6

OTHER LIABILITIES	332.1	287.1

COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none at February 28, 2010, and February 28, 2009	-	-
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 225,062,547 shares at February 28, 2010, and 223,584,959 shares at February 28, 2009	2.3	2.2
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,734,637 shares at February 28, 2010, and 28,749,294 shares at February 28, 2009	0.3	0.3
Class 1 Common Stock, $.01 par value- Authorized, 25,000,000 shares; Issued, none at February 28, 2010, and February 28, 2009	-	-
Additional paid-in capital	1,493.2	1,426.3
Retained earnings	1,102.8	1,003.5
Accumulated other comprehensive income	587.2	94.2

	3,185.8	2,526.5

Less: Treasury stock-
Class A Common Stock, 26,549,546 shares at February 28, 2010, and 28,184,448 shares at February 28, 2009, at cost	(607.3)	(616.0)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2010, and February 28, 2009, at cost	(2.2)	(2.2)

	(609.5)	(618.2)

Total stockholders’ equity	2,576.3	1,908.3

Total liabilities and stockholders’ equity	$8,094.3	$8,036.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
SALES	$4,213.0	$4,723.0	$4,885.1
Less - Excise taxes	(848.2)	(1,068.4)	(1,112.1)

Net sales	3,364.8	3,654.6	3,773.0
COST OF PRODUCT SOLD	(2,220.0)	(2,424.6)	(2,491.5)

Gross profit	1,144.8	1,230.0	1,281.5
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(682.3)	(823.8)	(800.8)
IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL	(103.2)	(300.4)	(812.2)
RESTRUCTURING CHARGES	(47.6)	(68.0)	(6.9)
ACQUISITION-RELATED INTEGRATION COSTS	(0.2)	(8.2)	(11.8)

Operating income (loss)	311.5	29.6	(350.2)
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	213.6	186.6	257.9
INTEREST EXPENSE, net	(265.1)	(323.0)	(348.3)
LOSS ON WRITE-OFF OF FINANCING COSTS	(0.7)	-	-

Income (loss) before income taxes	259.3	(106.8)	(440.6)
PROVISION FOR INCOME TAXES	(160.0)	(194.6)	(172.7)

NET INCOME (LOSS)	$99.3	$(301.4)	$(613.3)

SHARE DATA:
Earnings (loss) per common share:
Basic - Class A Common Stock	$0.46	$(1.40)	$(2.83)

Basic - Class B Convertible Common Stock	$0.41	$(1.27)	$(2.57)

Diluted - Class A Common Stock	$0.45	$(1.40)	$(2.83)

Diluted - Class B Convertible Common Stock	$0.41	$(1.27)	$(2.57)

Weighted average common shares outstanding:
Basic - Class A Common Stock	196.095	193.906	195.135
Basic - Class B Convertible Common Stock	23.736	23.753	23.812

Diluted - Class A Common Stock	221.210	193.906	195.135
Diluted - Class B Convertible Common Stock	23.736	23.753	23.812
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE, February 28, 2007	$2.2	$0.3	$1,271.1	$1,919.3	$349.1	$(124.5)	$3,417.5
Comprehensive loss:
Net loss for Fiscal 2008	-	-	-	(613.3)	-	-	(613.3)
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	-	-	-	-	412.2	-	412.2
Unrealized loss on cash flow hedges:
Net derivative losses	-	-	-	-	(23.6)	-	(23.6)
Reclassification adjustments	-	-	-	-	(3.1)	-	(3.1)

Net loss recognized in other comprehensive income							(26.7)

Pension:
Net actuarial losses	-	-	-	-	(4.1)	-	(4.1)
Reclassification adjustments	-	-	-	-	5.5	-	5.5

Net gain recognized in other comprehensive income							1.4

Other comprehensive income, net of income tax effect							386.9

Comprehensive loss							(226.4)
Repurchase of 21,332,468 Class A Common shares	-	-	-	-	-	(500.0)	(500.0)
Conversion of 48,184 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-
Exercise of 2,158,146 Class A stock options	-	-	20.3	-	-	-	20.3
Employee stock purchases of 344,331 treasury shares	-	-	4.4	-	-	1.8	6.2
Grant of 13,726 Class A Common Shares - restricted stock awards	-	-	(0.1)	-	-	0.1	-
Stock-based employee compensation	-	-	33.9	-	-	-	33.9
Tax benefit on stock-based employee compensation awards	-	-	14.4	-	-	-	14.4

BALANCE, February 29, 2008	2.2	0.3	1,344.0	1,306.0	736.0	(622.6)	2,765.9
Comprehensive loss:
Net loss for Fiscal 2009	-	-	-	(301.4)	-	-	(301.4)
Other comprehensive (loss) income, net of income tax effect:
Foreign currency translation adjustments	-	-	-	-	(683.5)	-	(683.5)
Unrealized loss on cash flow hedges:
Net derivative losses	-	-	-	-	(16.4)	-	(16.4)
Reclassification adjustments	-	-	-	-	0.8	-	0.8

Net loss recognized in other comprehensive income							(15.6)

Pension:
Net actuarial gains	-	-	-	-	44.3	-	44.3
Reclassification adjustments	-	-	-	-	12.0	-	12.0

Net gain recognized in other comprehensive income							56.3

Other comprehensive loss, net of income tax effect							(642.8)

Comprehensive loss							(944.2)
Adjustments to apply change in measurement date provision of compensation - retirement benefits, net of income tax effect	-	-	-	(1.1)	1.0	-	(0.1)
Conversion of 33,660 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-
Exercise of 2,254,660 Class A stock options	-	-	27.1	-	-	-	27.1
Employee stock purchases of 376,297 treasury shares	-	-	3.6	-	-	2.0	5.6
Grant of 460,036 Class A Common Shares - restricted stock awards	-	-	(2.4)	-	-	2.4	-
Stock-based employee compensation	-	-	47.5	-	-	-	47.5
Tax benefit on stock-based employee compensation awards	-	-	6.5	-	-	-	6.5

BALANCE, February 28, 2009	$2.2	$0.3	$1,426.3	$1,003.5	$94.2	$(618.2)	$1,908.3

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE, February 28, 2009	$2.2	$0.3	$1,426.3	$1,003.5	$94.2	$(618.2)	$1,908.3
Comprehensive income:
Net income for Fiscal 2010	-	-	-	99.3	-	-	99.3
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	-	-	-	-	497.5	-	497.5
Unrealized gain on cash flow hedges:
Net derivative gains	-	-	-	-	60.2	-	60.2
Reclassification adjustments	-	-	-	-	(11.6)	-	(11.6)

Net gain recognized in other comprehensive income							48.6

Pension:
Net actuarial losses	-	-	-	-	(57.7)	-	(57.7)
Reclassification adjustments	-	-	-	-	4.6	-	4.6

Net loss recognized in other comprehensive income							(53.1)

Other comprehensive income, net of income tax effect							493.0

Comprehensive income							592.3
Conversion of 14,657 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-
Exercise of 1,453,431 Class A stock options	0.1	-	12.2	-	-	-	12.3
Employee stock purchases of 388,294 treasury shares	-	-	2.5	-	-	2.0	4.5
Grant of 1,365,460 Class A Common Shares - restricted stock awards	-	-	(7.3)	-	-	7.3	-
Vesting of 27,145 restricted stock units (17,645 treasury shares and 9,500 Class A Common Shares), net of 11,110 shares withheld to satisfy tax withholding requirements	-	-	(0.2)	-	-	0.1	(0.1)
Cancellation of 136,497 restricted Class A Common shares	-	-	0.7	-	-	(0.7)	-
Stock-based employee compensation	-	-	56.8	-	-	-	56.8
Tax benefit on stock-based employee compensation awards	-	-	2.2	-	-	-	2.2

BALANCE, February 28, 2010	$2.3	$0.3	$1,493.2	$1,102.8	$587.2	$(609.5)	$2,576.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$99.3	$(301.4)	$(613.3)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	143.8	143.6	154.7
Impairment of intangible assets and goodwill	103.2	300.4	812.2
Stock-based compensation expense	56.3	46.1	32.0
Loss on contractual obligation from put option of Ruffino shareholder	34.3	-	-
Loss on disposal or impairment of long-lived assets, net	15.7	44.9	1.8
Amortization of intangible and other assets	12.1	13.4	11.2
Noncash portion of loss on extinguishment of debt	0.7	-	-
Deferred tax (benefit) provision	(30.6)	2.3	98.0
Equity in earnings of equity method investees, net of distributed earnings	(13.1)	90.3	20.7
(Gain) loss on businesses sold or held for sale	(10.4)	31.5	34.6
Write-down of Australian inventory	-	75.5	-
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	61.9	87.4	56.2
Inventories	51.0	(86.0)	(37.8)
Prepaid expenses and other current assets	2.6	9.4	(5.8)
Accounts payable	(42.7)	(26.9)	16.3
Accrued excise taxes	(18.1)	12.1	2.4
Other accrued expenses and liabilities	(110.6)	(95.0)	(34.2)
Other, net	47.1	159.3	(29.2)

Total adjustments	303.2	808.3	1,133.1

Net cash provided by operating activities	402.5	506.9	519.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses	349.6	204.2	136.5
Proceeds from sales of assets	17.2	25.4	19.4
Capital distributions from equity method investees	0.2	20.8	-
Purchases of property, plant and equipment	(107.7)	(128.6)	(143.8)
Investments in equity method investees	(0.9)	(3.2)	(4.6)
Purchases of businesses, net of cash acquired	-	0.1	(1,302.0)
Payment of accrued earn-out amount	-	-	(4.0)
Proceeds from formation of joint venture	-	-	185.6
Other investing activities	(1.8)	9.9	-

Net cash provided by (used in) investing activities	256.6	128.6	(1,112.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(781.3)	(577.6)	(374.9)
Payment of financing costs of long-term debt	(11.5)	-	(10.6)
Net proceeds from (repayment of) notes payable	117.1	(109.7)	219.4
Proceeds from maturity of derivative instrument	33.2	-	-
Exercise of employee stock options	12.3	27.1	20.6
Proceeds from employee stock purchases	4.5	5.6	6.2
Excess tax benefits from stock-based payment awards	2.7	7.2	11.3
Proceeds from issuance of long-term debt	-	-	1,212.9
Purchases of treasury stock	-	-	(500.0)

Net cash (used in) provided by financing activities	(623.0)	(647.4)	584.9

Effect of exchange rate changes on cash and cash investments	(5.7)	4.5	(4.8)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	30.4	(7.4)	(13.0)
CASH AND CASH INVESTMENTS, beginning of year	13.1	20.5	33.5

CASH AND CASH INVESTMENTS, end of year	$43.5	$13.1	$20.5

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$307.7	$332.8	$328.6

Income taxes	$221.4	$137.8	$38.9

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, including cash acquired	$-	$18.5	$1,448.7
Liabilities assumed	-	(5.7)	(141.2)

Net assets acquired	-	12.8	1,307.5
Plus - payment of direct acquisition costs previously accrued	-	0.8	0.4
Plus - settlement of note payable	-	0.6	-
Less - cash received from seller	-	(11.3)	-
Less - cash acquired	-	(2.8)	(2.0)
Less - direct acquisition costs accrued	-	(0.2)	(1.2)
Less - note payable issuance	-	-	(2.7)

Net cash paid for purchases of businesses	$-	$(0.1)	$1,302.0

Note receivable from sale of value spirits business	$60.0	$-	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          Description of business –
          Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of premium brands across the wine, spirits and imported beer categories. The Company has the leading wine business in the world and is a leading producer and marketer of wine in the United States (“U.S.”); a leading producer and exporter of wine from Australia and New Zealand; the leading producer and marketer of wine in Canada; and a major supplier of beverage alcohol in the United Kingdom (“U.K.”). In North America, the Company distributes its products primarily through wholesale distributors. In addition, the Company imports, markets and sells the Modelo Brands (as defined in Note 9) and certain other imported beer brands through the Company’s joint venture, Crown Imports (as defined in Note 9). In Australia, the Company distributes its products directly to off-premise accounts, such as major retail chains, on-premise accounts, such as hotels and restaurants, and large wholesalers. In the U.K., the Company distributes its products directly to off-premise accounts, such as major retail chains, and to other wholesalers and, through its investment in Matthew Clark (as defined in Note 9), the Company distributes its branded products and those of other major drinks companies to on-premise accounts: pubs, clubs, hotels and restaurants.
          Principles of consolidation –
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
          Management’s use of estimates –
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          Equity investments –
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

          Equity method investments are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. During the third quarter of fiscal 2010, the Company determined that its Constellation Wines segment’s international equity method investment, Ruffino S.r.l. (“Ruffino”) was impaired primarily due to a decline in revenue and profit forecasts for this equity method investee combined with an unfavorable foreign exchange movement between the Euro and the U.S. Dollar. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, based on projected discounted cash flows of this equity method investee (Level 3 fair value measurement). As a result of this review, the Company recorded an impairment loss of $25.4 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. For the year ended February 28, 2009, the Company recorded impairment losses of $79.2 million primarily associated with Ruffino ($48.6 million) and one other of its Constellation Wines segment’s international equity method investments, Matthew Clark ($30.1 million). These impairment losses are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. For the year ended February 29, 2008, the Company recorded an impairment loss of $15.1 million associated with its investment in Ruffino, which is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.
          Revenue recognition –
          Sales are recognized when title and risk of loss pass to the customer, which is generally when the product is shipped. Amounts billed to customers for shipping and handling are classified as sales. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates.
          Cost of product sold –
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
          Selling, general and administrative expenses –
          The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2010, and February 28, 2009, were not material. Advertising expense for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, was $132.5 million, $175.7 million and $180.4 million, respectively.
          Foreign currency translation –
          The “functional currency” of the Company’s subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net losses were $4.6 million, $26.3 million and $15.3 million for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively.

          Cash investments –
          Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value. The amounts at February 28, 2010, and February 28, 2009, are not significant.
          Allowance for doubtful accounts –
          The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $3.0 million and $4.1 million as of February 28, 2010, and February 28, 2009, respectively.
          Fair value of financial instruments –
          The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows (see Note 6).
          Derivative instruments –
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
          The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forward and option contracts, to manage interest rate and foreign currency risks. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value (see Note 5). The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities.
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

          Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of February 28, 2010, and February 28, 2009, the Company had undesignated foreign currency contracts outstanding with a notional value of $554.9 million and $402.6 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding at February 28, 2010 (see Note 11).
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
          Cash flow hedges:
          The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument become no longer effective immediately in the Company’s Consolidated Statements of Operations. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Operations.
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

          As of February 28, 2010, and February 28, 2009, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $465.2 million and $1,316.8 million, respectively. In addition, as of February 28, 2010, and February 28, 2009, the Company had interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 11). The Company expects $12.2 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
          Fair value hedges:
          Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the years ended February 28, 2010, February 28, 2009, and February 29, 2008.
          Net investment hedges:
          Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. In February 2009, the Company discontinued its net investment hedging relationship between the Company’s Sterling Series B Senior Notes and Sterling Series C Senior Notes (as defined in Note 11) totaling £155.0 million aggregate principal amount and the Company’s investment in its U.K. subsidiary. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the year ended February 28, 2010. For the years ended February 28, 2009, and February 29, 2008, net gains (losses) of $84.3 million and ($3.9) million, respectively, have been deferred within foreign currency translation adjustments within AOCI.
          Credit risk:
          The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2010, the fair value of derivative instruments in a net liability position due to counterparties was $25.9 million. If the Company were required to settle the net liability position under these derivative instruments on February 28, 2010, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
          Counterparty credit risk:
          Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of February 28, 2010, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of February 28, 2010, the fair value of derivative instruments in a net receivable position due from counterparties was $28.5 million.

          Inventories –
          Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28,	February 28,
	2010	2009
(in millions)
Raw materials and supplies	$44.3	$57.9
In-process inventories	1,287.0	1,218.4
Finished case goods	548.6	552.4

	$1,879.9	$1,828.7

          Bulk wine inventories are included as in-process inventories within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled whiskey and brandy are classified as in-process inventories and are included in current assets, in accordance with industry practice. Warehousing, insurance, ad valorem taxes and other carrying charges applicable to barreled whiskey and brandy held for aging are included in inventory costs.
          The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in additional expense to the Company and affect its results of operations. During the year ended February 28, 2009, the Company recorded an immaterial adjustment to inventory of $35.5 million related to prior periods of $10.4 million and $25.1 million for the years ended February 29, 2008, and February 28, 2007 and prior, respectively. This adjustment was to correct for costs, primarily in the Company’s Australian business, which were not properly released from inventory as the product was sold.
          Property, plant and equipment –
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
          Depreciation –
          Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Depreciable Life in Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 44
Machinery and equipment	3 to 35
Motor vehicles	3 to 7

          Goodwill and other intangible assets –
          In accordance with the FASB guidance for intangibles – goodwill and other, the Company reviews its goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses January 1 as its annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment in accordance with the FASB guidance for property, plant and equipment. Note 8 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.
          In the fourth quarter of fiscal 2010, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units for the year ended February 28, 2010, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. In the fourth quarter of fiscal 2009, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying amount of goodwill assigned to the Constellation Wines segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. The impairment loss was determined by comparing the carrying value of goodwill assigned to the specific reporting unit within the segment as of January 1, 2009, with the implied fair value of the goodwill. In determining the implied fair value of the goodwill, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s then updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted during the fourth quarter of fiscal 2009. The decline in the implied fair value of the goodwill and the resulting impairment loss was driven primarily by the accelerated deterioration in the Company’s U.K. business during the fourth quarter of fiscal 2009 and the resulting adjustment to the Company’s long-term financial forecasts, which showed lower estimated future operating results reflecting the significant fourth quarter deterioration in market conditions in the U.K. In the fourth quarter of fiscal 2008, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying amounts of goodwill assigned to the Constellation Wines segment’s Australian and U.K. reporting units exceeded their implied fair values and recorded impairment losses of $599.9 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. The impairment losses were determined by comparing the carrying value of goodwill assigned to the specific reporting units within the segment as of January 1, 2008, with the implied fair value of the goodwill. In determining the implied fair value of the goodwill, the Company considered estimates of future operating results and cash flows of each of the reporting units discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s then updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted during the fourth quarter of fiscal 2008. The decline in the implied fair value of the goodwill and the resulting impairment losses were primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to changes in market conditions in Australia and the U.K. in the fourth quarter of fiscal 2008.

          In the fourth quarter of fiscal 2010, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the Constellation Wines segment’s Australian reporting unit were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (see Note 6). As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2009, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain trademarks associated primarily with the Constellation Wines segment’s U.K. reporting unit were impaired largely due to the aforementioned market declines in the U.K. during the fourth quarter of fiscal 2009, and the resulting lower revenue and profit forecasts associated with products incorporating these assets which reflected the significant fourth quarter deterioration in market conditions in the U.K. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows. As a result of this review, the Company recorded impairment losses of $25.9 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $21.8 million during its second quarter of fiscal 2009 in connection with the Company’s Australian Initiative (as defined in Note 21) and the resulting lower revenue and profit forecasts associated with certain brands incorporating these assets impacted by the Australian Initiative. In the fourth quarter of fiscal 2008, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain intangible assets associated with the Constellation Wines segment’s Australian and U.K. reporting units, primarily trademarks, were impaired primarily due to the then revised lower revenue and profit forecasts associated with products incorporating these assets. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows. As a result of this review, the Company recorded impairment losses of $204.9 million, which are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations.
          Other assets –
          Other assets include the following: (i) investments in equity method investees which are carried under the equity method of accounting (see Note 9); (ii) notes receivable which are stated at cost; (iii) deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (iv) deferred tax assets which are stated net of valuation allowances (see Note 12); and (v) derivative assets which are stated at fair value.
          Long-lived assets impairment –
          In accordance with the FASB guidance for property, plant and equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated (see below).

          Pursuant to this policy, for the years ended February 28, 2010, and February 28, 2009, in connection with the Company’s Australian Initiative, the Company’s Constellation Wines segment recorded asset impairment losses of $13.4 million and $46.5 million, respectively, associated primarily with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held for sale. These assets were written down to a value based on the Company’s estimate of fair value less cost to sell. These impairment losses are included in restructuring charges on the Company’s Consolidated Statements of Operations. For the year ended February 29, 2008, in connection with the Company’s Fiscal 2008 Plan (as defined in Note 21), the Company recorded asset impairment losses of $7.4 million associated primarily with certain definite lived trademarks of brands to be discontinued within the Constellation Wines segment. These asset impairment losses are included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations.
          Assets held for sale –
          As of February 28, 2010, in connection with the Australian Initiative, the Company had $21.9 million of assets held for sale reported within the Constellation Wines segment. As of February 28, 2009, in connection with the Company’s divestiture of the value spirits business (see Note 7), and the Australian Initiative, the Company had $368.5 million of net assets held for sale reported within the Constellation Wines segment. The carrying amounts of the major classes of assets and liabilities classified as held for sale as of February 28, 2010, and February 28, 2009, are presented below. Amounts presented below are included within the respective line on the Company’s Consolidated Balance Sheets as amounts are not deemed material for separate presentation on the face of the Company’s Consolidated Balance Sheets.

	February 28,	February 28,
	2010	2009
(in millions)
Inventories	$-	$94.5
Prepaid expenses and other	-	8.2

Total current assets	-	102.7
Property, plant and equipment, net	21.9	80.8
Goodwill	-	157.4
Intangible assets, net	-	33.7

Total assets	$21.9	$374.6

Total current liabilities	$-	$0.4
Other liabilities	-	5.7

Total liabilities	$-	$6.1

          Income taxes –
          The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.
          Environmental –
          Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2010, and February 28, 2009.

          Earnings per common share –
          The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock (see Note 16). With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Accordingly, the Company uses the two-class computation method for the computation of earnings per common share – basic and earnings per common share – diluted. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock.
          Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method (see Note 18). Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the year ended February 28, 2010, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the years ended February 28, 2009, and February 29, 2008, loss per common share – diluted for Class A Common Stock has been calculated using the two-class computation method. For the years ended February 28, 2010, February 28, 2009, and February 29, 2008, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
          Stock-based employee compensation plans –
          The Company has four stock-based employee compensation plans (see Note 17). The Company applies a grant date fair-value-based measurement method in accounting for its stock-based payment arrangements and records all costs resulting from stock-based payment transactions ratably over the requisite service period in its consolidated financial statements. Stock-based awards, primarily stock options, granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. In accordance with the FASB guidance for compensation – stock compensation, the Company recognizes compensation expense immediately for awards granted to retirement-eligible employees or ratably over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period, when appropriate.
2.	RECENTLY ADOPTED ACCOUNTING GUIDANCE:
          Business combinations –
          Effective March 1, 2009, the Company adopted the FASB amended guidance for business combinations. This guidance, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
          Subsequent events –
          Effective June 1, 2009, the Company adopted the FASB guidance for subsequent events. This guidance establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Effective February 28, 2010, the Company adopted the FASB amended guidance for subsequent events. This guidance includes a definition of a Securities and Exchange Commission (“SEC”) filer and removes the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this combined guidance did not have a material impact on the Company’s consolidated financial statements.
          FASB accounting standards codification –
          Effective September 1, 2009, the Company adopted the FASB guidance for generally accepted accounting principles, the FASB Accounting Standards Codification. This guidance identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. Pursuant to the provisions of this guidance, the Company has updated references to generally accepted accounting principles beginning with its interim financial statements issued for the quarterly period ended November 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
          Employers’ disclosures about postretirement benefit plan assets –
          Effective February 28, 2010, the Company adopted the FASB amended guidance for compensation – retirement benefits. This guidance provided additional disclosure requirements with regard to plan assets of an employer’s defined benefit pension or other postretirement plan. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
          Consolidation –
          Effective February 28, 2010, the Company adopted the FASB amended guidance for consolidation. This guidance clarifies that the scope of the decrease in ownership provisions applies to the following: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). This guidance also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
3.	ACQUISITIONS:
          Acquisition of BWE –
          On December 17, 2007, the Company acquired all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), an indirect wholly-owned subsidiary of Fortune Brands, Inc., together with BWE’s subsidiaries: Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois, Inc., Gary Farrell Wines, Inc. and Peak Wines International, Inc. (the “BWE Acquisition”). As a result of the BWE Acquisition, the Company acquired the U.S. wine portfolio of Fortune Brands, Inc., including certain wineries, vineyards or interests therein in the State of California, as well as various super-premium and fine California wine brands including Clos du Bois and Wild Horse. The BWE Acquisition supports the Company’s strategy of strengthening its portfolio with fast-growing super-premium and above wines. The BWE Acquisition strengthens the Company’s position as the leading wine company in the world and the leading premium wine company in the U.S.
          Total consideration paid in cash was $877.3 million. In addition, the Company incurred direct acquisition costs of $1.4 million. The purchase price was financed with the net proceeds from the Company’s December 2007 Senior Notes (as defined in Note 11) and revolver borrowings under the Company’s June 2006 Credit Agreement, as amended in February 2007 and November 2007 (as defined in Note 11). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the BWE business, including the factors described above. In June 2008, the Company sold certain businesses consisting of several of the California wineries and wine brands acquired in the BWE Acquisition, as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) (see Note 7).
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
          Acquisition of SVEDKA —
          On March 19, 2007, the Company acquired the SVEDKA Vodka brand (“SVEDKA”) in connection with the acquisition of Spirits Marque One LLC and related business (the “SVEDKA Acquisition”). SVEDKA is a premium Swedish vodka. At the time of the acquisition, the SVEDKA Acquisition supported the Company’s strategy of expanding the Company’s premium spirits business and provided a foundation from which the Company looked to leverage its existing and future premium spirits portfolio for growth. In addition, SVEDKA complemented the Company’s then existing portfolio of super-premium and value vodka brands by adding a premium vodka brand.
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
          The results of operations of the SVEDKA business are reported in the Constellation Wines segment and are included in the consolidated results of operations of the Company from the date of acquisition.
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
          The following table sets forth the unaudited pro forma results of operations of the Company for the year ended February 29, 2008. The unaudited pro forma results of operations for the year ended February 29, 2008, give effect to the BWE Acquisition as if it occurred on March 1, 2006. The unaudited pro forma results of operations for the year ended February 29, 2008, are not presented to give effect to the SVEDKA Acquisition as if it had occurred on March 1, 2006, as it is not significant. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of certain intangible assets and deferred financing costs, interest expense on acquisition financing, interest expense associated with adverse grape contracts, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

For the Year
Ended
February 29,
2008
(in millions, except per share data)
Net sales	$3,984.0
Loss before income taxes	$(450.0)
Net loss	$(622.1)

Loss per common share – basic:
Class A Common Stock	$(2.87)

Class B Convertible Common Stock	$(2.61)

Loss per common share – diluted:
Class A Common Stock	$(2.87)

Class B Convertible Common Stock	$(2.61)

Weighted average common shares outstanding – basic:
Class A Common Stock	195.135
Class B Convertible Common Stock	23.812
Weighted average common shares outstanding – diluted:
Class A Common Stock	195.135
Class B Convertible Common Stock	23.812

4.	PROPERTY, PLANT AND EQUIPMENT:
          The major components of property, plant and equipment are as follows:

	February 28,	February 28,
	2010	2009
(in millions)
Land and land improvements	$327.3	$326.2
Vineyards	211.6	189.6
Buildings and improvements	416.1	409.5
Machinery and equipment	1,232.5	1,213.7
Motor vehicles	58.5	36.6
Construction in progress	44.0	48.1

	2,290.0	2,223.7
Less — Accumulated depreciation	(722.8)	(676.2)

	$1,567.2	$1,547.5

5.	DERIVATIVE INSTRUMENTS:
          The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 6):

	February 28,	February 28,
Balance Sheet Location	2010	2009
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$17.1	$47.1
Other accrued expenses and liabilities	$15.1	$32.8
Other assets, net	$13.5	$24.4
Other liabilities	$5.5	$29.9

Interest rate swap contracts
Other accrued expenses and liabilities	$11.8	$51.1

Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$12.0	$6.9
Other accrued expenses and liabilities	$7.8	$8.1
Other assets, net	$1.6	$0.3
Other liabilities	$1.2	$0.3

Interest rate swap contracts
Prepaid expenses and other	$2.7	$-
Other accrued expenses and liabilities	$2.9	$-
          The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, for the year ended February 28, 2010, is as follows. As the Company adopted the FASB guidance for the below enhanced disclosures surrounding derivatives and hedging on December 1, 2008, the required comparative disclosures for the three months ended February 28, 2009, have not been included as amounts are not material.

			Net
	Net		Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
Foreign currency contracts	$39.3	Sales	$18.6
Foreign currency contracts	13.2	Cost of product sold	(4.6)
Foreign currency contracts	12.4	Selling, general and administrative expenses	22.8
Interest rate swap contracts	(4.7)	Interest expense, net	(27.7)

Total	$60.2	Total	$9.1

Net
Gain (Loss)
Recognized
Derivative Instruments in	Location of Net Gain (Loss)	in Income
Designated Cash Flow	Recognized in Income	(Ineffective
Hedging Relationships	(Ineffective portion)	portion)
(in millions)
Foreign currency contracts	Selling, general and administrative expenses	$2.5

          The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations for the year ended February 28, 2010, is as follows. As the Company adopted the FASB guidance for the below enhanced disclosures surrounding derivatives and hedging on December 1, 2008, the required comparative disclosures for the three months ended February 28, 2009, have not been included as amounts are not material.

		Net
		Gain (Loss)
Derivative Instruments not	Location of Net Gain (Loss)	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
Foreign currency contracts	Selling, general and administrative expenses	$12.8
Interest rate swap contracts	Interest expense, net	(0.4)

Total		$12.4

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:
          The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2010		February 28, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets:
Cash and cash investments	$43.5	$43.5	$13.1	$13.1
Accounts receivable	$514.7	$514.7	$524.6	$524.6
Foreign currency contracts	$44.2	$44.2	$78.7	$78.7
Interest rate swap contracts	$2.7	$2.7	$-	$-
Notes receivable	$65.7	$65.7	$7.4	$7.4

Liabilities:
Notes payable to banks	$371.2	$370.1	$227.3	$227.3
Accounts payable	$268.8	$268.8	$288.7	$288.7
Long-term debt, including current portion	$3,464.3	$3,483.4	$4,206.3	$4,162.4
Foreign currency contracts	$29.6	$29.6	$71.1	$71.1
Interest rate swap contracts	$14.7	$14.7	$51.1	$51.1
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
          Notes receivable: These instruments are fixed interest rate bearing notes. The fair value is estimated by discounting cash flows using market-based inputs, including counterparty credit risk.
          Notes payable to banks: The revolving credit facility under the 2006 Credit Agreement (as defined in Note 11) is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement). The fair value of the revolving credit facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The remaining instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
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
          The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
February 28, 2010
Assets:
Foreign currency contracts	$-	$44.2	$-	$44.2
Interest rate swap contracts	$-	$2.7	$-	$2.7
Liabilities:
Foreign currency contracts	$-	$29.6	$-	$29.6
Interest rate swap contracts	$-	$14.7	$-	$14.7

February 28, 2009
Assets:
Foreign currency contracts	$-	$78.7	$-	$78.7
Liabilities:
Foreign currency contracts	$-	$71.1	$-	$71.1
Interest rate swap contracts	$-	$51.1	$-	$51.1

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
          The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis:

	For the Year Ended February 28, 2010
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Losses
(in millions)
Long-lived assets held for sale	$-	$-	$21.9	$13.4
Trademarks	-	-	162.7	103.2
Investment in equity method investee	-	-	4.1	25.4

Total	$-	$-	$188.7	$142.0

          Long-lived assets held for sale:
          In connection with the Company’s Australian Initiative, long-lived assets held for sale with a carrying value of $35.9 million were written down to their estimated fair value of $22.5 million, less cost to sell of $0.6 million (or $21.9 million), resulting in a loss of $13.4 million for the year ended February 28, 2010. This loss is included in restructuring charges on the Company’s Consolidated Statements of Operations. These assets consisted primarily of certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on the Company’s estimate of fair value less cost to sell. The fair value was determined based on a market value approach adjusted for the different characteristics between assets measured and the assets upon which the observable inputs were based.
          Trademarks:
          In connection with the Company’s annual review of indefinite lived intangible assets for impairment, certain trademarks, with a carrying value of $266.3 million, were written down to their fair value of $162.7 million, resulting in an impairment of $103.2 million for the year ended February 28, 2010. This impairment is included in impairment of intangible assets and goodwill on the Company’s Consolidated Statements of Operations. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i) projected revenue growth rates; (ii) estimated royalty rates; (iii) calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv) discount rates used to derive the present value factors used in determining the fair value of the trademarks.

          Investment in equity method investee:
          In connection with the Company’s review of its equity method investments for other-than-temporary impairment, the Company’s Constellation Wines segment’s international equity method investment, Ruffino, with a carrying value of $29.8 million was written down in the third quarter of fiscal 2010 to its fair value of $4.2 million, resulting in a loss of $25.4 million for the year ended February 28, 2010. This loss is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, which was based on projected discounted cash flows of this equity method investee.
7.	GOODWILL:
          The changes in the carrying amount of goodwill are as follows:

			Consolidations
	Constellation	Crown	and
	Wines	Imports	Eliminations	Consolidated
(in millions)
Balance, February 29, 2008
Goodwill	$3,723.8	$13.0	$(13.0)	$3,723.8
Accumulated impairment losses	(599.9)	–	–	(599.9)

	3,123.9	13.0	(13.0)	3,123.9
Purchase accounting allocations	23.8	–	–	23.8
Foreign currency translation adjustments	(249.7)	–	–	(249.7)
Divestitures of businesses	(30.3)	–	–	(30.3)
Impairment of goodwill	(252.7)	–	–	(252.7)

Balance, February 28, 2009
Goodwill	3,467.6	13.0	(13.0)	3,467.6
Accumulated impairment losses	(852.6)	–	–	(852.6)

	2,615.0	13.0	(13.0)	2,615.0
Foreign currency translation adjustments	114.1	–	–	114.1
Divestiture of business	(158.5)	–	–	(158.5)

Balance, February 28, 2010
Goodwill	3,423.2	13.0	(13.0)	3,423.2
Accumulated impairment losses	(852.6)	–	–	(852.6)

	$2,570.6	$13.0	$(13.0)	$2,570.6

          For the year ended February 28, 2009, the changes in the carrying amount of goodwill consist of the following components. The Constellation Wines segment’s purchase accounting allocations totaling $23.8 million consist primarily of purchase accounting allocations associated with the BWE Acquisition of $14.5 million and purchase accounting allocations associated with the purchase of an immaterial business of $6.4 million. The Constellation Wines segment’s divestitures of businesses consist of (i) the Company’s reduction of goodwill in connection with the June 2008 sale of the Pacific Northwest Business and (ii) the impairment of goodwill on an asset group held for sale as of February 28, 2009, in connection with the March 2009 sale of the value spirits business (both as discussed below). Lastly, the Constellation Wines segment’s impairment of goodwill consists of an impairment loss of $252.7 million associated with goodwill assigned to the Constellation Wines segment’s U.K. reporting unit.
          For the year ended February 28, 2010, the Constellation Wines segment’s divestiture of business consists of the Company’s reduction of goodwill in connection with the March 2009 sale of its value spirits business.

          Divestiture of Almaden and Inglenook –
          In February 2008, as part of ongoing efforts to increase focus on premium wine offerings in the U.S., the Company sold its lower margin value-priced wine brands, Almaden and Inglenook, and certain other assets for cash proceeds of $133.5 million, net of direct costs to sell. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $27.8 million for the year ended February 29, 2008. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
          Divestiture of the Pacific Northwest Business –
          In June 2008, the Company sold the Pacific Northwest Business for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. In connection with this divestiture, the Company’s Constellation Wines segment recorded a loss of $23.2 million for the year ended February 28, 2009, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. This loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
          Divestiture of the Value Spirits Business –
          In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. Subsequent to February 28, 2010, the Company received full payment of the note receivable. In connection with the classification of the value spirits business as an asset group held for sale as of February 28, 2009, the Company’s Constellation Wines segment recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the year ended February 28, 2009. In the first quarter of fiscal 2010, the Company’s Constellation Wines segment recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the year ended February 28, 2010.
8.	INTANGIBLE ASSETS:
          The major components of intangible assets are as follows:

	February 28, 2010		February 28, 2009
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$85.0	$69.0	$80.0	$70.3
Other	2.6	0.3	11.4	5.4

Total	$87.6	69.3	$91.4	75.7

Nonamortizable intangible assets:
Trademarks		846.0		915.2
Other		9.7		9.7

Total		855.7		924.9

Total intangible assets, net		$925.0		$1,000.6

          The Company did not incur costs to renew or extend the term of acquired intangible assets during the years ended February 28, 2010, and February 28, 2009. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $5.8 million, $6.8 million and $4.8 million for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2011	$5.6
2012	$4.9
2013	$4.8
2014	$4.8
2015	$4.8
Thereafter	$44.4
9.	OTHER ASSETS:
          The major components of other assets are as follows:

	February 28,	February 28,
	2010	2009
(in millions)
Investments in equity method investees	$278.5	$258.1
Notes receivable	65.7	7.4
Deferred financing costs	47.1	44.0
Deferred tax asset (see Note 12)	30.8	1.7
Other	39.4	48.1

	461.5	359.3
Less – Accumulated amortization	(19.1)	(20.4)

	$442.4	$338.9

          Investment in equity method investees –
          Matthew Clark:
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
          Upon formation of the joint venture, the Company discontinued consolidation of the U.K. wholesale business and accounts for the investment in Matthew Clark under the equity method. Accordingly, the results of operations of Matthew Clark are included in the equity in earnings of equity method investees line on the Company’s Consolidated Statements of Operations from the date of investment. As of February 28, 2010, and February 28, 2009, the Company’s investment in Matthew Clark was $35.8 million and $28.8 million, respectively. The Company did not receive any cash distributions from Matthew Clark for the years ended February 28, 2010, February 28, 2009, and February 29, 2008.
          Amounts sold to Matthew Clark for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, were not material. As of February 28, 2010, and February 28, 2009, amounts receivable from Matthew Clark were not material.

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
          The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of February 28, 2010, and February 28, 2009, the Company’s investment in Crown Imports was $167.2 million and $136.9 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $191.7 million, $265.9 million and $268.0 million of cash distributions from Crown Imports for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively, all of which represent distributions of earnings.
          Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, were not material. In addition, as of February 28, 2010, and February 28, 2009, amounts receivable from Crown Imports were not material.
          Ruffino:
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
          In connection with the Company’s December 2004 investment in Ruffino, the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to sell to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010, with the closing date for the sale of the ownership interests to occur as soon as reasonably practicable after the date of exercise of each option, but no earlier than May 15, 2010. The price of one of the options, which represents an incremental 9.9% interest in Ruffino, is subject to a specified minimum value of €23.5 million ($32.1 million as of February 28, 2010). The other option, which represents the remaining 50.1% interest in Ruffino, is not subject to a specified minimum value. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for the specified minimum value, the Company recognized a loss of $34.3 million on the contractual obligation created by this notification. The Company measured the loss by calculating the amount by which the specified minimum value of the option exceeded the estimated fair value of the 9.9% equity interest to be put to the Company based on projected discounted cash flows of the equity method investee (Level 3 fair value measurement input).

          As of February 28, 2010, and February 28, 2009, the Company’s investment in Ruffino was $4.1 million and $24.8 million, respectively. For the year ended February 28, 2010, the Company recorded an other-than-temporary impairment of its investment in Ruffino of $25.4 million.
          The Company’s Constellation Wines segment distributes Ruffino’s products, primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, were not material. As of February 28, 2010, and February 28, 2009, amounts payable to Ruffino were not material.
          Other:
          In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One Winery LLC (“Opus One”), a 50% owned joint venture arrangement. As of February 28, 2010, and February 28, 2009, the Company’s investment in Opus One was $57.4 million and $55.2 million, respectively. The percentage of ownership of the remaining investments ranges from 20% to 50%.
          The following table presents summarized financial information for the Company’s Crown Imports equity method investment and the other material equity method investments discussed above. The amounts shown represent 100% of these equity method investments’ financial position and results of operations.

	February 28, 2010			February 28, 2009
	Crown			Crown
	Imports	Other	Total	Imports	Other	Total
(in millions)
Current assets	$336.6	$255.8	$592.4	$291.4	$246.1	$537.5
Noncurrent assets	$32.3	$178.0	$210.3	$32.8	$171.0	$203.8
Current liabilities	$(161.7)	$(199.2)	$(360.9)	$(74.7)	$(196.5)	$(271.2)
Noncurrent liabilities	$(0.1)	$(122.0)	$(122.1)	$(2.8)	$(124.5)	$(127.3)

	Crown
	Imports	Other	Total
(in millions)
For the Year Ended February 28, 2010
Net sales	$2,256.2	$1,126.2	$3,382.4
Gross profit	$658.4	$186.3	$844.7
Income from continuing operations	$443.9	$36.7	$480.6
Net income	$443.9	$36.7	$480.6

For the Year Ended February 28, 2009
Net sales	$2,395.4	$988.0	$3,383.4
Gross profit	$717.4	$184.5	$901.9
Income from continuing operations	$504.6	$32.4	$537.0
Net income	$504.6	$32.4	$537.0

For the Year Ended February 29, 2008
Net sales	$2,391.0	$1,115.7	$3,506.7
Gross profit	$738.7	$213.3	$952.0
Income from continuing operations	$509.8	$34.0	$543.8
Net income	$509.8	$34.0	$543.8

          Other items –
          Amortization of deferred financing costs of $6.3 million, $6.6 million and $6.4 million for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively, is included in interest expense, net on the Company’s Consolidated Statements of Operations.
10.	OTHER ACCRUED EXPENSES AND LIABILITIES:
          The major components of other accrued expenses and liabilities are as follows:

	February 28,	February 28,
	2010	2009
(in millions)
Advertising and promotions	$113.8	$103.6
Salaries and commissions	80.0	77.1
Income taxes payable	43.1	32.8
Fair value of derivative instruments	37.6	92.0
Deferred revenue	33.4	1.0
Accrued interest	26.8	72.9
Accrued insurance	18.7	22.2
Other	148.2	116.0

	$501.6	$517.6

11.	BORROWINGS:
          Borrowings consist of the following:

				February 28,
	February 28, 2010			2009
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$289.3	$-	$289.3	$67.2
Other	81.9	-	81.9	160.1

	$371.2	$-	$371.2	$227.3

Long-term Debt:
Senior Credit Facility – Term Loans	$171.1	$1,378.0	$1,549.1	$1,809.0
Senior Notes	-	1,892.6	1,892.6	2,113.5
Senior Subordinated Notes	-	-	-	250.0
Other Long-term Debt	16.1	6.5	22.6	33.8

	$187.2	$3,277.1	$3,464.3	$4,206.3

          Senior credit facility –
          On June 5, 2006, the Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions entered into a new credit agreement (the “June 2006 Credit Agreement”). On February 23, 2007, November 19, 2007, and January 25, 2010, the June 2006 Credit Agreement was amended (collectively, the “June 2006 Credit Agreement Amendments”). The June 2006 Credit Agreement together with the June 2006 Credit Agreement Amendments is referred to as the “2006 Credit Agreement.” The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with a final maturity in June 2011 (the “Tranche A Term Loans”), (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million), of which $192.0 million terminates in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
          As of February 28, 2010, the required principal repayments of the tranche A term loan facility and the tranche B term loan facility for each of the five succeeding fiscal years and thereafter are as follows:

	Tranche A	Tranche B
	Term Loan	Term Loan
	Facility	Facility	Total
(in millions)
2011	$171.1	$-	$171.1
2012	150.0	5.5	155.5
2013	-	466.4	466.4
2014	-	465.1	465.1
2015	-	146.3	146.3
Thereafter	-	144.7	144.7

	$321.1	$1,228.0	$1,549.1

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the Tranche A Term Loans, the 2011 Revolving Facility and the 2013 Revolving Facility, and is fixed with respect to the 2013 Tranche B Term Loans and the 2015 Tranche B Term Loans. As of February 28, 2010, the LIBOR margin for the Tranche A Term Loan and the 2011 Revolving Facility is 1.25%; the LIBOR margin for the 2013 Revolving Facility is 2.50%; the LIBOR margin for the 2013 Tranche B Term Loans is 1.50%; and the LIBOR margin on the 2015 Tranche B Term Loans is 2.75%.

          The February 23, 2007, amendment amended the June 2006 Credit Agreement to, among other things, (i) increase the revolving credit facility from $500.0 million to $900.0 million, which increased the aggregate credit facilities from $3,500.0 million to $3,900.0 million; (ii) increase the aggregate amount of cash payments the Company is permitted to make in respect or on account of its capital stock; (iii) remove certain limitations on the incurrence of senior unsecured indebtedness and the application of proceeds thereof; (iv) increase the maximum permitted total “Debt Ratio” and decrease the required minimum “Interest Coverage Ratio”; and (v) eliminate the “Senior Debt Ratio” covenant and the “Fixed Charges Ratio” covenant. The November 19, 2007, amendment clarified certain provisions governing the incurrence of senior unsecured indebtedness and the application of proceeds thereof under the June 2006 Credit Agreement, as previously amended. The January 25, 2010, amendment, among other things, (i) decreased the revolving credit facility from $900.0 million to $842.0 million through June 2011, which decreased the aggregate credit facilities from $3,900.0 million to $3,842.0 million; (ii) extended the maturity date with respect to $650.0 million of the revolving credit facility from June 2011 to June 2013; (iii) extended the maturity date with respect to $300.0 million of the tranche B term loan facility from June 2013 to June 2015; (iv) increased the margin applicable to the 2013 Revolving Facility and the 2015 Tranche B Term Loans by 1.25%; (v) permitted the Company to make an optional prepayment of its January 2002 Senior Subordinate Notes (as defined below) using proceeds from borrowings under the revolving credit facility; and (vi) excluded certain non-cash charges from the calculation of the Company’s consolidated net income, which is used for purposes of determining the amount of certain cash payments that the Company is permitted to make in respect of its capital stock.
          The Company’s obligations are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i) 100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii) 65% of the voting capital stock of certain of the Company’s foreign subsidiaries.
          The Company and its subsidiaries are also subject to covenants that are contained in the 2006 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the disposition or acquisition of property, the payment of dividends, transactions with affiliates and the making of certain investments, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to maintaining a maximum total debt coverage ratio and minimum interest coverage ratio.
          As of February 28, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $321.1 million bearing an interest rate of 1.5%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.0%, 2011 Revolving Facility of $104.6 million bearing an interest rate of 2.0%, 2013 Revolving Facility of $184.7 million bearing an interest rate of 3.1%, outstanding letters of credit of $34.8 million, and $517.9 million in revolving loans available to be drawn.
          In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through February 28, 2010. For the years ended February 28, 2010, February 28, 2009, and February 29, 2008, the Company reclassified net losses of $27.7 million, $12.6 million and $7.1 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.

          Senior notes –
          In February 2001, the Company issued $200.0 million aggregate principal amount of 8% Senior Notes due February 2008 (the “February 2001 Senior Notes”). On February 15, 2008, the Company repaid the February 2001 Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement, as amended in February 2007 and November 2007.
          In November 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Notes. On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). In November 2009, the Company repaid the Sterling Series B Senior Notes and the Sterling Series C Senior Notes with proceeds from its revolving credit facility under the June 2006 Credit Agreement, as amended in February 2007 and November 2007, and cash flows from operating activities.
          In February 2009, the Company entered into a foreign currency forward contract to fix the U.S. dollar payment of the Sterling Series B Senior Notes and Sterling Series C Senior Notes. In accordance with the FASB guidance for derivatives and hedging, this foreign currency forward contract qualified for cash flow hedge accounting treatment. In November 2009, the Company received $33.2 million of proceeds from the maturity of this derivative instrument. This amount is reported in cash flows from financing activities on the Company’s Consolidated Statements of Cash Flows for the year ended February 28, 2010.
          On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s June 2006 Credit Agreement. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 28, 2010, and February 28, 2009, the Company had outstanding $695.0 million (net of $5.0 million unamortized discount) and $694.4 million (net of $5.6 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.
          On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s June 2006 Credit Agreement, as amended in February 2007. Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2010, and February 28, 2009, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

          On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 28, 2010, and February 28, 2009, the Company had outstanding $497.6 million (net of $2.4 million unamortized discount) and $497.2 million (net of $2.8 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
          The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The senior notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s significant U.S. operating subsidiaries guarantee the senior notes, on a senior unsecured basis.
          Senior subordinated notes –
          On January 23, 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). On February 25, 2010, the Company repaid the January 2002 Senior Subordinated Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement and cash flows from operating activities.
          Indentures –
          The Company’s Indentures relating to its outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets; (ii) a limitation on certain sale and leaseback transactions; and (iii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person.
          Subsidiary credit facilities –
          The Company has additional credit arrangements totaling $266.3 million and $334.6 million as of February 28, 2010, and February 28, 2009, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2010, and February 28, 2009, amounts outstanding under these arrangements were $104.5 million and $193.9 million, respectively.
          Debt payments –
          Principal payments required under long-term debt obligations (excluding unamortized discount of $7.4 million) during the next five fiscal years and thereafter are as follows:

(in millions)
2011	$187.2
2012	157.8
2013	467.7
2014	466.5
2015	647.7
Thereafter	1,544.8

$3,471.7

12.     INCOME TAXES:
          Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Domestic	$365.6	$401.9	$231.3
Foreign	(106.3)	(508.7)	(671.9)

	$259.3	$(106.8)	$(440.6)

          The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Current:
Federal	$139.4	$133.8	$57.2
State	34.2	36.4	11.8
Foreign	17.0	22.1	5.7

Total current	190.6	192.3	74.7

Deferred:
Federal	5.4	22.7	55.1
State	0.9	(3.5)	9.2
Foreign	(36.9)	(16.9)	33.7

Total deferred	(30.6)	2.3	98.0

Income tax provision	$160.0	$194.6	$172.7

          The foreign (benefit) provision for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements provide for anticipated tax liabilities on amounts that may be repatriated.
          Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

          Significant components of deferred tax assets (liabilities) consist of the following:

	February 28,	February 28,
	2010	2009
(in millions)
Deferred tax assets:
Net operating losses	$158.2	$115.1
Stock-based compensation	43.0	26.2
Employee benefits	30.6	14.5
Derivative instruments	-	12.5
Inventory	13.9	11.6
Insurance accruals	6.7	8.1
Other accruals	30.6	19.2

Gross deferred tax assets	283.0	207.2
Valuation allowances	(234.7)	(147.2)

Deferred tax assets, net	48.3	60.0

Deferred tax liabilities:
Intangible assets	(286.5)	(310.5)
Property, plant and equipment	(167.9)	(185.4)
Investment in equity method investees	(33.7)	(36.8)
Unrealized foreign exchange	-	(7.7)
Provision for unremitted earnings	(1.5)	(1.2)
Derivative instruments	(14.5)	-

Total deferred tax liabilities	(504.1)	(541.6)

Deferred tax liabilities, net	$(455.8)	$(481.6)

          Amounts recognized in the Consolidated Balance Sheets consist of:

	February 28,	February 28,
	2010	2009
(in millions)
Current deferred tax assets	$50.0	$60.3
Long-term deferred tax assets	30.8	1.7
Current deferred tax liabilities	(0.4)	-
Long-term deferred tax liabilities	(536.2)	(543.6)

	$(455.8)	$(481.6)

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances. During the years ended February 28, 2010, and February 28, 2009, the Company recorded additional valuation allowances, primarily associated with its Australian business, as a result of continuing operating losses for this business.
          Operating loss carryforwards totaling $531.7 million at February 28, 2010, are being carried forward in a number of foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $39.1 million will expire in 2013 through 2027 and $492.6 million of operating losses in foreign jurisdictions may be carried forward indefinitely.

          The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 28, 2010, various federal, state, and international examinations were finalized. A tax benefit of $33.0 million was recorded primarily related to the resolution of certain tax positions in connection with those examinations.
          A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income (loss) before provision for income taxes is as follows:

	For the Years Ended
	February 28, 2010		February 28, 2009		February 29, 2008
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
(in millions, except % of pretax income data)
Income tax provision (benefit) at statutory rate	$90.8	35.0	$(37.4)	35.0	$(154.2)	35.0
State and local income taxes, net of federal income tax benefit	22.8	8.8	21.3	(20.0)	13.6	(3.1)
Impairments and dispositions of nondeductible goodwill, equity method investments and other intangible assets	61.5	23.7	131.5	(123.1)	277.8	(63.1)
Net operating loss valuation allowance	18.6	7.2	67.4	(63.2)	51.7	(11.7)
Nontaxable foreign exchange gains and losses	(8.8)	(3.4)	11.4	(10.6)	(7.2)	1.6
Earnings of subsidiaries taxed at other than U.S. statutory rate	(27.7)	(10.7)	(3.5)	3.3	(12.5)	2.8
Miscellaneous items, net	2.8	1.1	3.9	(3.6)	3.5	(0.7)

	$160.0	61.7	$194.6	(182.2)	$172.7	(39.2)

          The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the (benefit) provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.
          As of February 28, 2010, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $124.0 million. A reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

(in millions)
Balance, March 1, 2009	$(146.6)
Increases in unrecognized tax benefit liabilities as a result of tax positions taken during a prior period	(4.8)
Decreases in unrecognized tax benefit liabilities as a result of tax positions taken during a prior period	10.8
Increases in unrecognized tax benefit liabilities as a result of tax positions taken during the current period	(25.3)
Decreases in unrecognized tax benefit liabilities related to settlements with tax authorities	39.6
Decreases in unrecognized tax benefit liabilities related to lapse of applicable statute of limitations	2.3

Balance, February 28, 2010	$(124.0)

          As of February 28, 2010, and February 28, 2009, the Company had $130.8 million and $132.1 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded in other liabilities on the Company’s Consolidated Balance Sheet. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.
          As of February 28, 2010, and February 28, 2009, the Company had $124.0 million and $116.0 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.
          In accordance with the Company’s accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefit liabilities as a component of the provision for income taxes on the Company’s Consolidated Statements of Operations. For the years ended February 28, 2010, and February 28, 2009, the Company recorded ($1.1) million and $1.4 million of net interest (income) expense, net of income tax effect, and penalties, respectively. As of February 28, 2010, and February 28, 2009, $15.7 million, net of income tax effect, and $16.8 million, net of income tax effect, respectively, was included in the liability for uncertain tax positions for the possible payment of interest and penalties.
          Various U.S. federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2010, the Company estimates that unrecognized tax benefit liabilities could change by a range of $19 million to $61 million. The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where the Company is subject to examination by tax authorities include Australia, Canada, New Zealand, the U.K. and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2005.
13.     OTHER LIABILITIES:
          The major components of other liabilities are as follows:

	February 28,	February 28,
	2010	2009
(in millions)
Unrecognized tax benefit liabilities	$130.8	$132.1
Accrued pension liability	115.6	49.0
Adverse grape contracts (Note 15)	15.9	22.5
Other	69.8	83.5

	$332.1	$287.1

14.     DEFINED CONTRIBUTION AND DEFINED BENEFIT PLANS:
          Defined contribution plans -
          The Company’s retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the “Plan”), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company’s contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $15.6 million, $14.0 million and $15.1 million for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively.

          In addition to the Plan discussed above, the Company has the Constellation Wines Australia Superannuation Plan (the “Constellation Wines Australia Plan”) which covers substantially all of its salaried Australian employees. The Constellation Wines Australia Plan has a defined benefit component and a defined contribution component. The Company also has a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who are not covered by the Constellation Wines Australia Plan. In addition, the Company has defined contribution plans that cover substantially all of its U.K. and New Zealand employees and a defined contribution plan that covers certain of its Canadian employees. Lastly, the Company has the Retirement Plan for Salaried Employees of Vincor International Inc. (the “Vincor Retirement Plan”) which covers substantially all of its salaried Canadian employees. The Vincor Retirement Plan has a defined benefit component and a defined contribution component. Company contributions under the defined contribution component of the Constellation Wines Australia Plan, the Australian statutory obligation, the U.K. defined contribution plan, the New Zealand defined contribution plan, the Canadian defined contribution plan and the defined contribution component of the Vincor Retirement Plan aggregated $8.2 million, $8.6 million and $10.0 million for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively.
          Defined benefit pension plans -
          The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, an U.K. plan, the defined benefit components of the Constellation Wines Australia Plan and the Vincor Retirement Plan, and two defined benefit pension plans which cover substantially all of its hourly Canadian employees.
          Effective February 28, 2009, the Company adopted amended FASB guidance for compensation — retirement benefits. This guidance requires companies to measure the funded status of a defined benefit postretirement plan as of the date of the company’s fiscal year-end (with limited exceptions). The Company had previously used a December 31 measurement date for its defined benefit pension and other postretirement plans. On March 1, 2008, the Company elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by the amended FASB guidance. Accordingly, on March 1, 2008, the Company recognized adjustments to its opening retained earnings, accumulated other comprehensive income, net of income tax effect, and pension and other postretirement plan assets or liabilities. These adjustments did not have a material impact on the Company’s consolidated financial statements. The Company completed its adoption of this amended FASB guidance on February 28, 2009, when the Company changed its measurement date for its defined benefit pension and other postretirement plans to February 28, 2009. Accordingly, the Company used the last day of February as its measurement date for all of its plans for the years ended February 28, 2010 and February 28, 2009. For the year ended February 29, 2008, the Company used a December 31 measurement date for all of its plans. For the year ended February 28, 2009, in connection with the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, the Company recognized a settlement loss and curtailment loss of $8.6 million and $0.4 million, respectively, associated with the settlement of the related pension obligation. Net periodic benefit cost reported in the Consolidated Statements of Operations for all of the Company’s defined benefit pension plans includes the following components:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Service cost	$2.4	$3.9	$5.5
Interest cost	21.8	23.4	24.9
Expected return on plan assets	(25.5)	(27.5)	(29.7)
Amortization of prior service cost	0.1	0.2	0.4
Recognized net actuarial loss	4.4	6.9	8.4
Recognized loss due to curtailment	-	0.4	-
Recognized net loss (gain) due to settlement	1.1	8.6	(0.8)

Net periodic benefit cost	$4.3	$15.9	$8.7

          The following table summarizes the funded status of the Company’s defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:

	February 28,	February 28,
	2010	2009
(in millions)
Change in benefit obligation:
Benefit obligation as of March 1	$288.8	$507.7
Measurement date provision	-	5.1
Service cost	2.4	3.9
Interest cost	21.8	23.4
Plan participants’ contributions	1.8	2.1
Plan amendment	-	0.4
Curtailment	(1.6)	-
Actuarial loss (gain)	78.7	(77.7)
Settlement	(4.5)	(35.8)
Benefits paid	(15.5)	(16.8)
Foreign currency exchange rate changes	25.7	(123.5)

Benefit obligation as of the last day of February	$397.6	$288.8

Change in plan assets:
Fair value of plan assets as of March 1	$240.1	$391.9
Measurement date provision	-	(4.5)
Actual return on plan assets	29.4	(14.9)
Employer contribution	7.5	11.2
Plan participants’ contributions	1.8	2.1
Settlement	(4.5)	(33.6)
Benefits paid	(15.5)	(16.9)
Foreign currency exchange rate changes	24.3	(95.2)

Fair value of plan assets as of the last day of February	$283.1	$240.1

Funded status of the plan as of the last day of February	$(114.5)	$(48.7)

Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term pension asset	$1.2	$0.4
Current accrued pension liability	(0.1)	(0.1)
Long-term accrued pension liability	(115.6)	(49.0)

	$(114.5)	$(48.7)

	February 28,	February 28,
	2010	2009
(in millions)
Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$0.6	$0.6
Unrecognized actuarial loss	145.1	70.0

Accumulated other comprehensive income, gross	145.7	70.6
Cumulative tax impact	40.3	19.7

Accumulated other comprehensive income, net	$105.4	$50.9

          The estimated amounts that will be amortized from accumulated other comprehensive income, net of income tax effect, into net periodic benefit cost over the next fiscal year are as follows:

(in millions)
Prior service cost	$0.1
Net actuarial loss	$6.8
          As of February 28, 2010, and February 28, 2009, the accumulated benefit obligation for all defined benefit pension plans was $379.2 million and $283.1 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for only those pension plans with an accumulated benefit obligation in excess of plan assets:

	February 28,	February 28,
	2010	2009
(in millions)
Projected benefit obligation	$323.2	$288.8
Accumulated benefit obligation	$317.2	$283.1
Fair value of plan assets	$217.6	$240.1
          The following table sets forth the weighted average assumptions used in developing the net periodic pension expense:

	For the Years Ended
	February 28,	February 28,
	2010	2009
Rate of return on plan assets	9.72%	8.78%
Discount rate	6.82%	5.65%
Rate of compensation increase	4.03%	4.30%
          The actuarial present value of the benefit obligation is based on the expected date of separation or retirement. The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 28,	February 28,
	2010	2009
Discount rate	5.95%	6.82%
Rate of compensation increase	4.40%	4.03%
          The Company’s weighted average expected long-term rate of return on plan assets is 9.72%. The Company considers the historical level of long-term returns and the current level of expected long-term returns for each asset class, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the Company’s portfolios.

          On February 28, 2010, the Company adopted the amended FASB guidance for compensation — retirement benefits which provided additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The following table presents the major categories and the respective fair value hierarchy for the Company’s defined benefit pension plan assets as of February 28, 2010:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
Asset Category
Cash and cash equivalent funds	$12.8	$-	$-	$12.8
Equity securities:
U. S. equities	23.6	-	-	23.6
Non-U.S. equities	69.0	-	-	69.0
Fixed income securities:
Corporate bonds	40.0	5.2	-	45.2
Government bonds	18.7	6.9	-	25.6
Mortgage-backed	-	0.5	-	0.5
Asset-backed	0.2	8.8	-	9.0
Real estate	-	0.5	-	0.5
Hedge funds	27.0	26.0	-	53.0
Other	33.9	10.0	-	43.9

Total fair value of plan assets	$225.2	$57.9	$-	$283.1

          The following methods and assumptions were used to estimate the fair value of each asset class:
          Cash and cash equivalent funds: The value is based on cost, which approximates fair value.
          Equity securities: Investments in stocks are valued using quoted market prices multiplied by the number of shares held.
          Fixed income securities: The value is determined using quoted prices in an active market; or independent observable market inputs, such as matrix pricing, yield curves and indices.
          Real estate: The value is based on the net asset value of units of ownership underlying the assets held at year end. The fair value of real estate holdings is based on market data including earnings capitalization, discounted cash flow analysis, comparable sales transactions or a combination of these methods.
          Hedge funds: The value is based on the net asset value of the underlying assets of the investment. The underlying assets consist of cash, equity securities and fixed income securities.
          Other: The value is calculated by the counterparty using a combination of quoted market prices, discounted cash flow analysis, and the Black-Scholes option-pricing model.

          For each of its Canadian, U.K. and Australian defined benefit plans, the Company employs an investment return approach whereby a mix of equities and fixed income investments are used (on a plan by plan basis) to maximize the long-term rate of return on plan assets for a prudent level of risk. From time to time, the Company will target asset allocation on a plan by plan basis to enhance total return while balancing risks. The established weighted average target allocations across all of the Company’s plans are approximately 34.3% equity securities, 20.1% fixed income securities, 18.8% hedge funds, 3.4% real estate and 23.4% all other types of investments. The other component results primarily from investments held by the Company’s U.K. plan, and consists primarily of U.K. structured products which have bond, swap and option components. Risk tolerance is established separately for each plan through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The individual investment portfolios contain a diversified blend of equity and fixed income investments. Equity investments are diversified across each plan’s local jurisdiction stocks as well as international stocks, and across multiple asset classifications, including growth, value, and large and small capitalizations. Investment risk is measured and monitored for each plan separately on an ongoing basis through periodic investment portfolio reviews and annual liability measures.
          The Company expects to contribute $7.3 million to its pension plans during the year ended February 28, 2011.
          Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in millions)
2011	$15.7
2012	$15.4
2013	$16.8
2014	$18.2
2015	$18.7
2016 – 2020	$107.8
15.      COMMITMENTS AND CONTINGENCIES:
          Operating leases –
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

(in millions)
2011	$81.3
2012	66.8
2013	46.7
2014	38.9
2015	35.4
Thereafter	277.4

$546.5

          Rental expense was $99.4 million, $94.6 million and $88.6 million for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively.

          Purchase commitments and contingencies –
          In connection with previous acquisitions as well as with the BWE Acquisition, the acquisition of all the outstanding common shares of Vincor International Inc. (“Vincor”) and the acquisition of all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase grape production yielded from a specified number of acres for a period of time from one to twenty-one years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $404.8 million, $446.2 million and $417.8 million of grapes under contracts for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively. Based on current production yields and published grape prices, the aggregate minimum purchase obligations under these contracts are estimated to be $1,578.2 million over the remaining terms of the contracts which extend through December 2030.
          In connection with previous acquisitions as well as with the BWE Acquisition, the Vincor acquisition and the Robert Mondavi acquisition, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2010, and February 28, 2009, the remaining balance on this liability is $25.3 million and $36.6 million, respectively.
          The Company’s aggregate minimum purchase obligations under bulk wine purchase contracts are estimated to be $79.3 million over the remaining terms of the contracts which extend through November 2013. The Company’s aggregate minimum purchase obligation under a certain raw material purchase contract is estimated to be $121.1 million over the remaining term of the contract which extends through December 2012.
          In connection with a previous acquisition, the Company assumed certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. The Company’s aggregate minimum contractual obligations under these processing contracts are estimated to be $4.3 million over the remaining terms of the contracts which extend through December 2012.
          Employment contracts –
          The Company has employment contracts with its executive officers and certain other management personnel with either automatic one year renewals after an initial term or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts may also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2010, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $34.7 million, none of which was accrued.
          Employees covered by collective bargaining agreements –
          Approximately 18% of the Company’s full-time employees are covered by collective bargaining agreements at February 28, 2010. Agreements expiring within one year cover approximately 15% of the Company’s full-time employees.

          Legal matters –
          In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
16.      STOCKHOLDERS’ EQUITY:
          Common stock –
          Through December 5, 2007, the Company had two classes of common stock: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, the Company’s senior credit facility limits the cash dividends that can be paid by the Company on its common stock to an amount determined in accordance with the terms of the 2006 Credit Agreement.
          In July 2007, the stockholders of the Company approved an increase in the number of authorized shares of Class A Common Stock from 300,000,000 shares to 315,000,000 shares, thereby increasing the aggregate number of authorized shares of the Company’s common and preferred stock to 346,000,000 shares.
           Effective December 6, 2007, the Company filed a Restated Certificate of Incorporation (the “Restated Certificate”) which created a new class of common stock consisting of 15,000,000 shares of Class 1 Common Stock, $0.01 par value per share (the “Class 1 Common Stock”). The Restated Certificate increased the aggregate number of authorized shares of the Company’s common and preferred stock to 361,000,000 shares. While the aggregate number of authorized shares of the Company’s common and preferred stock was increased by the Restated Certificate, the Company’s ability to actually issue more shares was not increased. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, the Company must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. This requirement effectively reduces the number of shares of Class A Common Stock that the Company may issue by the number of shares of Class 1 Common Stock that the Company issues. Because the number of authorized shares of Class A Common Stock was not increased by the Restated Certificate, the aggregate number of shares that the Company was able to issue had not been increased.
          Shares of Class 1 Common Stock do not generally have voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If the Company pays a cash dividend on Class 1 Common Stock, each share of Class A Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.

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
          At February 28, 2010, there were 198,513,001 shares of Class A Common Stock and 23,728,837 shares of Class B Convertible Common Stock outstanding, net of treasury stock. There were no shares outstanding of Class 1 Common Stock at February 28, 2010.
          Stock repurchases –
          In February 2007, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During the year ended February 29, 2008, the Company repurchased 21,332,468 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $500.0 million, or an average cost of $23.44 per share, through a combination of open market transactions and an accelerated share repurchase (“ASR”) transaction that was announced in May 2007. The repurchased shares include 933,206 shares of Class A Common Stock that were received by the Company in July 2007 in connection with the early termination of the calculation period for the ASR transaction by the counterparty to the ASR transaction. The Company used revolver borrowings under the June 2006 Credit Agreement; as amended in February 2007, to pay the purchase price for the repurchased shares. The repurchased shares became treasury shares. No shares were repurchased during the years ended February 28, 2010, and February 28, 2009, respectively (see Note 26).
17.    STOCK-BASED EMPLOYEE COMPENSATION:
          The Company has four stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for the Company’s stock-based awards are as follows:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Operations	$56.3	$46.1	$32.0

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation	$18.1	$14.0	$9.2

Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$5.1	$4.6	$3.2

          Long-term stock incentive plan –
          Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 108,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant. Nonqualified stock options expire at the times established by the Committee, but not later than ten years after the grant date.
          Grants of stock appreciation rights, restricted stock and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. Restricted stock awards based on service generally vest for one to four years from the date of grant. During the years ended February 28, 2010, February 28, 2009, and February 29, 2008, no stock appreciation rights were granted.
          In July 2009, the stockholders of the Company approved, among other things, an increase in the aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan from 94,000,000 shares to 108,000,000 shares.
          Incentive stock option plan –
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

          A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price
Balance, February 28, 2007	23,368,526	$17.61	17,955,262	$15.24

Granted	10,033,913	$21.31
Exercised	(2,158,146)	$9.40
Forfeited	(791,790)	$23.07
Expired	(460,650)	$26.21

Balance, February 29, 2008	29,991,853	$19.16	16,989,765	$16.56

Granted	8,730,084	$19.18
Exercised	(2,254,660)	$12.03
Forfeited	(1,274,860)	$21.11
Expired	(1,096,454)	$24.74

Balance, February 28, 2009	34,095,963	$19.39	17,499,016	$17.99

Granted	7,632,249	$11.87
Exercised	(1,453,431)	$8.43
Forfeited	(2,683,940)	$18.51
Expired	(2,744,746)	$22.12

Balance, February 28, 2010	34,846,095	$18.05	19,277,958	$18.95

          A summary of restricted Class A Common Stock activity under the Company’s Long-Term Stock Incentive Plan is as follows:

	Restricted Stock Awards			Restricted Stock Units
	Number	Weighted	Fair	Number	Weighted	Fair
	of Restricted	Average	Value of	of Restricted	Average	Value of
	Stock Awards	Grant-date	Shares	Stock Units	Grant-date	Shares
	Outstanding	Price	Vested	Outstanding	Price	Vested
Nonvested balance, February 28, 2007	8,614	$24.75		-	$-
Granted	133,726	$20.94
Vested	(8,614)	$24.75	$213,215
Forfeited	(120,000)	$20.79

Nonvested balance, February 29, 2008	13,726	$22.21		-	$-
Granted	460,036	$19.25		173,400	$20.05
Vested	(13,726)	$22.21	$304,874	-	$-	$-
Forfeited	-	$-		(21,100)	$20.05

Nonvested balance, February 28, 2009	460,036	$19.25		152,300	$20.05
Granted	1,365,460	$12.35		368,966	$12.89
Vested	(180,641)	$18.06	$3,263,003	(38,255)	$20.01	$765,537
Forfeited	(136,497)	$13.89		(100,165)	$15.69

Nonvested balance, February 28, 2010	1,508,358	$13.63		382,846	$14.29

          The following table summarizes information about stock options outstanding at February 28, 2010:

		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
	of	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Options	Life	Price	Value
$6.44 - $10.67	2,880,473	1.1 years	$8.97
$11.70 - $15.51	9,181,643	7.6 years	$12.00
$16.19 - $20.89	14,494,184	7.1 years	$19.43
$21.88 - $25.03	2,612,982	6.7 years	$23.33
$25.88 - $30.52	5,676,813	5.8 years	$26.49

Options outstanding	34,846,095	6.5 years	$18.05	$45,444,724

Options exercisable	19,277,958	5.1 years	$18.95	$24,539,036

          Other information pertaining to stock options is as follows:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
Weighted average grant-date fair value of stock options granted	$4.19	$5.93	$7.91
Total fair value of stock options vested	$41,841,484	$32,000,344	$15,572,907
Total intrinsic value of stock options exercised	$7,016,315	$18,335,574	$30,020,460
Tax benefit realized from stock options exercised	$2,619,418	$7,377,937	$11,362,302
          The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
Expected life	5.9 years	5.3 years	5.6 years
Expected volatility	31.7%	27.7%	30.2%
Risk-free interest rate	2.6%	2.8%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%
          For the years ended February 28, 2010, February 28, 2009, and February 29, 2008, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
          Employee stock purchase plans –
          The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 28, 2010, February 28, 2009, and February 29, 2008, employees purchased 388,294 shares, 376,297 shares and 343,868 shares, respectively, under this plan.

          The weighted average fair value of purchase rights granted during the years ended February 28, 2010, February 28, 2009, and February 29, 2008, was $3.56, $4.92 and $5.22, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	32.2%	45.8%	30.2%
Risk-free interest rate	0.2%	1.1%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%
          The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries. Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. There were no shares purchased under this plan during the years ended February 28, 2010, and February 28, 2009. During the year ended February 29, 2008, employees purchased 463 shares under this plan.
          There were no purchase rights granted during the year ended February 28, 2010. The weighted average fair value of purchase rights granted during the years ended February 28, 2009, and February 29, 2008, was $7.42 and $9.73, respectively. The maximum number of shares which can be purchased under purchase rights granted during the years ended February 28, 2009, and February 29, 2008, is 57,824 shares and 73,987 shares, respectively. The fair value of the purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,	February 29,
	2009	2008
Expected life	3.7 years	4.0 years
Expected volatility	29.1%	27.0%
Risk-free interest rate	2.2%	4.1%
Expected dividend yield	0.0%	0.0%
          As of February 28, 2010, there was $85.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Operations over a weighted-average period of 2.2 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.

18.	EARNINGS (LOSS) PER COMMON SHARE:
          The computation of basic and diluted earnings (loss) per common share is as follows:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions, except per share data)
Income (loss) available to common stockholders	$99.3	$(301.4)	$(613.3)

Weighted average common shares outstanding – basic:
Class A Common Stock	196.095	193.906	195.135

Class B Convertible Common Stock	23.736	23.753	23.812

Weighted average common shares outstanding – diluted:
Class A Common Stock	196.095	193.906	195.135
Class B Convertible Common Stock	23.736	-	-
Stock-based awards, primarily stock options	1.379	-	-

Weighted average common shares outstanding – diluted	221.210	193.906	195.135

Earnings (loss) per common share – basic:
Class A Common Stock	$0.46	$(1.40)	$(2.83)

Class B Convertible Common Stock	$0.41	$(1.27)	$(2.57)

Earnings (loss) per common share – diluted:
Class A Common Stock	$0.45	$(1.40)	$(2.83)

Class B Convertible Common Stock	$0.41	$(1.27)	$(2.57)

          For the year ended February 28, 2010, stock-based awards, primarily stock options, which could result in the issuance of 30.4 million shares, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the years ended February 28, 2009, and February 29, 2008, the computation of loss per common share – diluted for Class A Common Stock excluded 23.8 million shares of Class B Convertible Common Stock and outstanding stock-based awards, primarily stock options, which could result in the issuance of 34.1 million and 30.0 million shares, respectively, of Class A Common Stock because the inclusion of such potentially dilutive common shares would have been antidilutive.
19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
          Other comprehensive income (loss), net of income tax effect, includes the following components:

	Before Tax	Tax (Expense)	Net of Tax
	Amount	or Benefit	Amount
(in millions)
Other comprehensive income (loss), February 29, 2008:
Foreign currency translation adjustments	$422.9	$(10.7)	$412.2
Unrealized loss on cash flow hedges:
Net derivative losses	(46.9)	23.3	(23.6)
Reclassification adjustments	(3.0)	(0.1)	(3.1)

Net loss recognized in other comprehensive income	(49.9)	23.2	(26.7)
Pension/postretirement:
Net losses arising during the period	(5.8)	1.7	(4.1)
Reclassification adjustments	7.9	(2.4)	5.5

Net gain recognized in other comprehensive income	2.1	(0.7)	1.4

Other comprehensive income, February 29, 2008	$375.1	$11.8	$386.9

	Before Tax	Tax (Expense)	Net of Tax
	Amount	or Benefit	Amount
(in millions)
Other comprehensive (loss) income, February 28, 2009:
Foreign currency translation adjustments	$(676.6)	$(6.9)	$(683.5)
Unrealized loss on cash flow hedges:
Net derivative losses	(2.8)	(13.6)	(16.4)
Reclassification adjustments	2.4	(1.6)	0.8

Net loss recognized in other comprehensive income	(0.4)	(15.2)	(15.6)
Pension/postretirement:
Net gains arising during the period	64.8	(20.5)	44.3
Reclassification adjustments	16.5	(4.5)	12.0

Net gain recognized in other comprehensive income	81.3	(25.0)	56.3

Other comprehensive loss, February 28, 2009	$(595.7)	$(47.1)	$(642.8)

Other comprehensive income (loss), February 28, 2010:
Foreign currency translation adjustments	$500.6	$(3.1)	$497.5
Unrealized gain on cash flow hedges:
Net derivative gains	91.3	(31.1)	60.2
Reclassification adjustments	(19.1)	7.5	(11.6)

Net gain recognized in other comprehensive income	72.2	(23.6)	48.6
Pension/postretirement:
Net losses arising during the period	(79.3)	21.6	(57.7)
Reclassification adjustments	6.2	(1.6)	4.6

Net loss recognized in other comprehensive income	(73.1)	20.0	(53.1)

Other comprehensive income, February 28, 2010	$499.7	$(6.7)	$493.0

          Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	(Losses)	Pension/	Other
	Translation	Gains on	Postretirement	Comprehensive
	Adjustments	Derivatives	Adjustments	Income
(in millions)
Balance, February 28, 2009	$175.4	$(29.0)	$(52.2)	$94.2
Current period change	497.5	48.6	(53.1)	493.0

Balance, February 28, 2010	$672.9	$19.6	$(105.3)	$587.2

20.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
          Sales to the five largest customers represented 39.2%, 36.3% and 32.8% of the Company’s sales for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively. Sales to the Company’s largest customer, Southern Wine and Spirits, represented 17.7%, 15.7%, and 12.3% of the Company’s sales for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively, all of which is reported within the Constellation Wines segment. Accounts receivable from the Company’s largest customer represented 19.4%, 13.4% and 9.0% of the Company’s total accounts receivable as of February 28, 2010, February 28, 2009, and February 29, 2008, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

21.	RESTRUCTURING CHARGES:
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
          Fiscal 2006 Plan –
          In fiscal 2006, the Company announced a plan to reorganize certain worldwide wine operations and a plan to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). The Fiscal 2006 Plan’s principal features are to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes. This Fiscal 2006 Plan is part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth. The objective of the Fiscal 2006 Plan is to achieve greater efficiency in sales, administrative and operational activities and to eliminate redundant costs. The Fiscal 2006 Plan includes the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets. All costs and related cash expenditures associated with the Fiscal 2006 Plan were complete as of February 28, 2009.
          Vincor Plan –
          In July 2006, the Company announced a plan to restructure and integrate the operations of Vincor (the “Vincor Plan”). The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the June 2006 Vincor acquisition, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities. The Vincor Plan includes the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts. The Company does not expect any additional costs associated with the Vincor Plan to be recognized in its Consolidated Statements of Operations. The Company expects the related cash expenditures to be completed by February 29, 2012.
          Fiscal 2007 Wine Plan –
          In August 2006, the Company announced a plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan includes new investments in property, plant and equipment and certain disposals of property, plant and equipment and is expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also includes costs for employee terminations. The Australian portion of the plan includes the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives are part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. The Company does not expect any additional costs associated with the Fiscal 2007 Wine Plan to be recognized in its Consolidated Statements of Operations. The related cash expenditures associated with the Fiscal 2007 Wine Plan were substantially complete by February 28, 2010.

          Fiscal 2008 Plan –
          In November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE Acquisition. These initiatives are collectively referred to as the Fiscal 2008 Plan. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 29, 2012, with the related cash expenditures to be substantially completed by February 29, 2012, as well.
          Australian Initiative –
          In August 2008, the Company announced a plan to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”).
          The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the years ended February 28, 2010, and February 28, 2009, is $13.4 million and $46.5 million of non-cash charges related to the write-down of property, plant and equipment, net, held for sale in connection with the Australian Initiative (which are excluded from the restructuring liability rollforward table below). As of February 28, 2010, the Company had $21.9 million of Australian assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be completed by February 28, 2011, as well.
          Fiscal 2010 Global Initiative –
          In April 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes an approximately five percent reduction in the Company’s global workforce and the closing of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the March 2009 divestiture of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs associated with the Global Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be substantially completed by February 28, 2013.

          Restructuring charges consist of employee termination benefit costs, contract termination costs and other associated costs. Employee termination benefit costs are accounted for under the FASB guidance for compensation – nonretirement postemployment benefits, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs (such as costs to provide continuing health insurance) and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs, are accounted for under the FASB guidance for exit or disposal cost obligations. Contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.
          Details of each plan for which the Company expects to incur additional costs are presented separately in the following table. Plans for which exit activities were completed prior to March 1, 2009, are reported below under “Other Plans.” These plans include the Vincor Plan, the Fiscal 2006 Plan, the Robert Mondavi Plan and certain other immaterial restructuring activities.

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
	Initiative	Initiative	Plan	Plan	Plans	Total
(in millions)
Restructuring liability, February 28, 2007	$-	$-	$-	$2.8	$30.1	$32.9

BWE Acquisition	-	-	20.2	-	-	20.2
Vincor acquisition	-	-	-	-	(0.4)	(0.4)

Restructuring charges:
Employee termination benefit costs	-	-	9.3	1.0	(0.1)	10.2
Contract termination costs	-	-	0.1	-	(3.5)	(3.4)
Facility consolidation/relocation costs	-	-	-	-	0.1	0.1

Restructuring charges, February 29, 2008	-	-	9.4	1.0	(3.5)	6.9

Cash expenditures	-	-	(3.5)	(0.8)	(17.1)	(21.4)

Foreign currency translation adjustments	-	-	0.1	0.2	0.7	1.0

Restructuring liability, February 29, 2008	-	-	26.2	3.2	9.8	39.2

BWE Acquisition	-	-	4.5	-	-	4.5
Vincor acquisition	-	-	-	-	(1.7)	(1.7)
Other acquisition	-	-	-	-	0.8	0.8

Restructuring charges:
Employee termination benefit costs	-	8.0	(0.1)	1.3	7.3	16.5
Contract termination costs	-	0.5	1.1	-	1.6	3.2
Facility consolidation/relocation costs	-	0.7	0.9	-	0.2	1.8

Restructuring charges, February 28, 2009	-	9.2	1.9	1.3	9.1	21.5

Cash expenditures	-	(7.7)	(23.9)	(0.3)	(7.2)	(39.1)

Foreign currency translation adjustments	-	(0.3)	(0.2)	(1.0)	(1.0)	(2.5)

Restructuring liability, February 28, 2009	-	1.2	8.5	3.2	9.8	22.7

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine	Other
	Initiative	Initiative	Plan	Plan	Plans	Total
(in millions)
Restructuring charges:
Employee termination benefit costs	24.4	1.5	(0.5)	0.1	(0.5)	25.0
Contract termination costs	3.7	3.0	0.3	-	0.6	7.6
Facility consolidation/relocation costs	1.1	0.4	0.1	-	-	1.6

Restructuring charges, February 28, 2010	29.2	4.9	(0.1)	0.1	0.1	34.2

Cash expenditures	(21.6)	(6.3)	(4.6)	(3.4)	(8.5)	(44.4)

Foreign currency translation adjustments	1.3	0.2	0.2	0.3	0.2	2.2

Restructuring liability, February 28, 2010	$8.9	$-	$4.0	$0.2	$1.6	$14.7

          In connection with the Company’s BWE Acquisition, Vincor acquisition and Robert Mondavi acquisition, the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. The BWE Acquisition line item in the table above for the years ended February 28, 2009, and February 29, 2008, reflect adjustments to the fair value of liabilities assumed in the BWE Acquisition. The Vincor acquisition line item in the table above for the years ended February 28, 2009, and February 29, 2008, reflect adjustments to the fair value of liabilities assumed in the Vincor acquisition. As of February 28, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $3.9 million, $0.3 million and $1.2 million, respectively. As of February 28, 2009, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $6.3 million, $0.7 million and $2.7 million, respectively. As of February 29, 2008, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $17.3 million, $3.8 million and $3.8 million, respectively.
          For the year ended February 28, 2010, employee termination benefit costs include the reversal of prior accruals of $1.5 million associated with the Fiscal 2008 Plan and other immaterial restructuring activities. For the year ended February 28, 2009, employee termination benefit costs and contract termination costs include the reversal of prior accruals of $0.5 million and $0.4 million, respectively, associated primarily with the Fiscal 2006 Plan and the Vincor Plan, respectively. For the year ended February 29, 2008, employee termination benefit costs include the reversal of prior accruals of $0.6 million associated primarily with the Fiscal 2006 Plan and contract termination costs and facility consolidation/relocation costs include the reversal of prior accruals of $4.2 million and $0.3 million, respectively, associated primarily with the Vincor Plan.
          In addition, the following table presents other costs incurred in connection with the Company’s restructuring activities:

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine
	Initiative	Initiative	Plan	Plan	Other	Total
(in millions)
For the Year Ended February 28, 2010
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	$11.5	$1.7	$-	$10.4	$0.4	$24.0

Asset write-down/other costs (selling, general and administrative expenses)	$34.9	$2.0	$1.1	$3.6	$0.8	$42.4

Asset impairment (impairment of intangible assets and goodwill)	$-	$-	$-	$-	$-	$-

Acquisition-related integration costs	$-	$-	$0.2	$-	$-	$0.2

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine
	Initiative	Initiative	Plan	Plan	Other	Total
(in millions)
For the Year Ended February 28, 2009
Accelerated depreciation/inventory write-down (cost of product sold)	$-	$57.5	$3.4	$4.2	$2.9	$68.0

Asset write-down/other costs (selling, general and administrative expenses)	$-	$4.9	$2.0	$16.0	$1.3	$24.2

Asset impairment (impairment of intangible assets and goodwill)	$-	$21.8	$-	$-	$0.4	$22.2

Acquisition-related integration costs	$-	$-	$6.8	$-	$1.4	$8.2

For the Year Ended February 29, 2008
Accelerated depreciation/inventory write-down (cost of product sold)	$-	$-	$14.5	$4.7	$2.9	$22.1

Asset write-down/other costs (selling, general and administrative expenses)	$-	$-	$0.4	$1.6	$0.2	$2.2

Asset impairment (impairment of intangible assets and goodwill)	$-	$-	$7.4	$-	$-	$7.4

Acquisition-related integration costs	$-	$-	$5.4	$-	$6.4	$11.8

          A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine
	Initiative	Initiative	Plan	Plan	Other
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$24.4	$9.5	$8.7	$4.4	$37.6
Contract termination costs	3.7	3.5	1.5	24.0	1.1
Facility consolidation/relocation costs	1.1	1.1	1.0	-	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	59.9	-	-	-

Total restructuring charges	29.2	74.0	11.2	28.4	40.4

Other costs:
Accelerated depreciation/inventory write-down/other costs (costs of product sold)	11.5	59.2	17.9	22.6	23.5
Asset write-down/other costs (selling, general and administrative expenses)	34.9	6.9	3.5	34.1	5.8
Asset impairment (impairment of intangible assets and goodwill)	-	21.8	7.4	-	0.4
Acquisition-related integration costs	-	-	12.4	-	57.7

Total other costs	46.4	87.9	41.2	56.7	87.4

Total costs incurred to date	$75.6	$161.9	$52.4	$85.1	$127.8

				Fiscal
			Fiscal	2007
	Global	Australian	2008	Wine
	Initiative	Initiative	Plan	Plan	Other
(in millions)
Total expected costs
Restructuring charges:
Employee termination benefit costs	$43.1	$12.2	$8.7	$4.4	$37.6
Contract termination costs	8.8	3.5	1.5	24.0	1.1
Facility consolidation/relocation costs	4.0	1.3	2.9	-	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	59.9	-	-	-

Total restructuring charges	55.9	76.9	13.1	28.4	40.4

Other costs:
Accelerated depreciation/inventory write-down/other costs (costs of product sold)	13.4	62.8	17.9	22.6	23.5
Asset write-down/other costs (selling, general and administrative expenses)	40.9	8.4	3.7	34.1	5.8
Asset impairment (impairment of intangible assets and goodwill)	-	21.8	7.4	-	0.4
Acquisition-related integration costs	-	-	12.9	-	57.7

Total other costs	54.3	93.0	41.9	56.7	87.4

Total expected costs	$110.2	$169.9	$55.0	$85.1	$127.8

22.	ACQUISITION-RELATED INTEGRATION COSTS:
          For the year ended February 28, 2010, the Company recorded $0.2 million of acquisition-related integration costs associated with the Fiscal 2008 Plan. The Company defines acquisition-related integration costs as nonrecurring costs incurred to integrate newly acquired businesses after a business combination which are incremental to those of the Company prior to the business combination. As such, acquisition-related integration costs include, but are not limited to, (i) employee-related costs such as salaries and stay bonuses paid to employees of the acquired business who will be terminated after their integration activities are completed, (ii) costs to relocate fixed assets and inventories, and (iii) facility costs and other costs such as external services and consulting fees. For the year ended February 28, 2010, acquisition-related integration costs included $0.2 million of facilities and other costs. For the years ended February 28, 2009, and February 29, 2008, the Company recorded $8.2 million of acquisition-related integration costs associated primarily with the Fiscal 2008 Plan and $11.8 million of acquisition-related integration costs associated primarily with the Vincor Plan and the Fiscal 2008 Plan, respectively.
23.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
          The following information sets forth the condensed consolidating balance sheets as of February 28, 2010, and February 28, 2009, the condensed consolidating statements of operations and cash flows for each of the three years in the period ended February 28, 2010, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2010
Current assets:
Cash and cash investments	$0.3	$3.3	$39.9	$-	$43.5
Accounts receivable, net	219.5	22.6	272.6	-	514.7
Inventories	119.8	1,017.5	754.0	(11.4)	1,879.9
Prepaid expenses and other	18.5	65.2	38.0	29.3	151.0
Intercompany (payable) receivable	(68.6)	(132.1)	200.7	-	-

Total current assets	289.5	976.5	1,305.2	17.9	2,589.1
Property, plant and equipment, net	71.8	784.4	711.0	-	1,567.2
Investments in subsidiaries	6,191.0	130.8	-	(6,321.8)	-
Goodwill	-	1,985.9	584.7	-	2,570.6
Intangible assets, net	-	682.8	242.2	-	925.0
Other assets, net	104.7	236.3	108.2	(6.8)	442.4

Total assets	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

Current liabilities:
Notes payable to banks	$289.3	$-	$81.9	$-	$371.2
Current maturities of long-term debt	172.7	1.3	13.2	-	187.2
Accounts payable	14.5	104.6	149.7	-	268.8
Accrued excise taxes	8.3	-	35.5	-	43.8
Other accrued expenses and liabilities	190.2	85.3	201.0	25.1	501.6

Total current liabilities	675.0	191.2	481.3	25.1	1,372.6
Long-term debt, less current maturities	3,270.9	5.6	0.6	-	3,277.1
Deferred income taxes	-	475.5	67.5	(6.8)	536.2
Other liabilities	134.8	47.7	149.6	-	332.1
Stockholders’ equity:
Preferred stock	-	9.0	1,430.9	(1,439.9)	-
Common stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,493.2	1,323.6	1,269.0	(2,592.6)	1,493.2
Retained earnings	1,102.8	2,611.0	(1,260.8)	(1,350.2)	1,102.8
Accumulated other comprehensive income	587.2	32.4	629.2	(661.6)	587.2
Treasury stock	(609.5)	-	-	-	(609.5)

Total stockholders’ equity	2,576.3	4,076.7	2,252.3	(6,329.0)	2,576.3

Total liabilities and stockholders’ equity	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

Condensed Consolidating Balance Sheet at February 28, 2009
Current assets:
Cash and cash investments	$2.3	$3.7	$7.1	$-	$13.1
Accounts receivable, net	198.9	73.3	252.4	-	524.6
Inventories	43.1	1,125.7	668.6	(8.7)	1,828.7
Prepaid expenses and other	4.9	117.8	41.7	3.7	168.1
Intercompany receivable (payable)	681.4	(800.8)	119.4	-	-

Total current assets	930.6	519.7	1,089.2	(5.0)	2,534.5
Property, plant and equipment, net	47.0	854.4	646.1	-	1,547.5
Investments in subsidiaries	5,406.4	100.4	-	(5,506.8)	-
Goodwill	-	2,144.5	470.5	-	2,615.0
Intangible assets, net	-	720.4	280.2	-	1,000.6
Other assets, net	38.3	215.9	88.8	(4.1)	338.9

Total assets	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Notes payable to banks	$67.2	$-	$160.1	$-	$227.3
Current maturities of long-term debt	224.3	2.9	8.0	-	235.2
Accounts payable	4.0	123.6	161.1	-	288.7
Accrued excise taxes	5.7	16.1	35.8	-	57.6
Other accrued expenses and liabilities	129.0	213.6	173.2	1.8	517.6

Total current liabilities	430.2	356.2	538.2	1.8	1,326.4
Long-term debt, less current maturities	3,951.2	7.2	12.7	-	3,971.1
Deferred income taxes	-	488.1	59.6	(4.1)	543.6
Other liabilities	132.6	48.0	106.5	-	287.1
Stockholders’ equity:
Preferred stock	-	9.0	1,430.9	(1,439.9)	-
Common stock	2.5	100.7	184.0	(284.7)	2.5
Additional paid-in capital	1,426.3	1,280.3	1,245.0	(2,525.3)	1,426.3
Retained earnings	1,003.5	2,259.8	(1,137.5)	(1,122.3)	1,003.5
Accumulated other comprehensive income	94.2	6.0	135.4	(141.4)	94.2
Treasury stock	(618.2)	-	-	-	(618.2)

Total stockholders’ equity	1,908.3	3,655.8	1,857.8	(5,513.6)	1,908.3

Total liabilities and stockholders’ equity	$6,422.3	$4,555.3	$2,574.8	$(5,515.9)	$8,036.5

Condensed Consolidating Statement of Operations for the Year Ended February 28, 2010
Sales	$689.8	$1,803.9	$2,097.1	$(377.8)	$4,213.0
Less – excise taxes	(147.4)	(95.0)	(605.8)	-	(848.2)

Net sales	542.4	1,708.9	1,491.3	(377.8)	3,364.8
Cost of product sold	(288.5)	(1,067.6)	(1,150.2)	286.3	(2,220.0)

Gross profit	253.9	641.3	341.1	(91.5)	1,144.8
Selling, general and administrative expenses	(251.4)	(236.6)	(282.2)	87.9	(682.3)
Impairment of intangible assets and goodwill	-	-	(103.2)	-	(103.2)
Restructuring charges	(0.8)	(14.9)	(31.9)	-	(47.6)
Acquisition-related integration costs	-	(0.2)	-	-	(0.2)

Operating income (loss)	1.7	389.6	(76.2)	(3.6)	311.5
Equity in earnings (losses) of equity method investees and subsidiaries	273.6	265.9	(18.8)	(307.1)	213.6
Interest expense, net	(257.8)	(1.7)	(5.6)	-	(265.1)
Loss on write-off of financing costs	(0.7)	-	-	-	(0.7)

Income (loss) before income taxes	16.8	653.8	(100.6)	(310.7)	259.3
Benefit from (provision for) income taxes	82.5	(278.4)	32.9	3.0	(160.0)

Net income (loss)	$99.3	$375.4	$(67.7)	$(307.7)	$99.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended February 28, 2009
Sales	$533.3	$2,492.4	$2,097.9	$(400.6)	$4,723.0
Less – excise taxes	(71.4)	(440.4)	(556.6)	-	(1,068.4)

Net sales	461.9	2,052.0	1,541.3	(400.6)	3,654.6
Cost of product sold	(225.1)	(1,292.6)	(1,200.6)	293.7	(2,424.6)

Gross profit	236.8	759.4	340.7	(106.9)	1,230.0
Selling, general and administrative expenses	(241.0)	(245.2)	(442.9)	105.3	(823.8)
Impairment of intangible assets and goodwill	-	-	(300.4)	-	(300.4)
Restructuring charges	(2.3)	(5.0)	(60.7)	-	(68.0)
Acquisition-related integration costs	(0.2)	(7.1)	(0.9)	-	(8.2)

Operating (loss) income	(6.7)	502.1	(464.2)	(1.6)	29.6
Equity in (losses) earnings of equity method investees and subsidiaries	(111.5)	252.3	(78.1)	123.9	186.6
Interest expense, net	(241.9)	(62.2)	(18.9)	-	(323.0)
Loss on write-off of financing costs	-	-	-	-	-

(Loss) income before income taxes	(360.1)	692.2	(561.2)	122.3	(106.8)
Benefit from (provision for) income taxes	58.7	(274.4)	21.4	(0.3)	(194.6)

Net (loss) income	$(301.4)	$417.8	$(539.8)	$122.0	$(301.4)

Condensed Consolidating Statement of Operations for the Year Ended February 29, 2008
Sales	$674.3	$2,323.6	$2,409.6	$(522.4)	$4,885.1
Less – excise taxes	(101.1)	(423.8)	(587.2)	-	(1,112.1)

Net sales	573.2	1,899.8	1,822.4	(522.4)	3,773.0
Cost of product sold	(366.8)	(1,235.8)	(1,319.5)	430.6	(2,491.5)

Gross profit	206.4	664.0	502.9	(91.8)	1,281.5
Selling, general and administrative expenses	(223.2)	(366.7)	(301.2)	90.3	(800.8)
Impairment of intangible assets and goodwill	-	(6.2)	(806.0)	-	(812.2)
Restructuring charges	(0.2)	(7.3)	0.6	-	(6.9)
Acquisition-related integration costs	(1.0)	(6.4)	(4.4)	-	(11.8)

Operating (loss) income	(18.0)	277.4	(608.1)	(1.5)	(350.2)
Equity in (losses) earnings of equity method investees and subsidiaries	(387.9)	268.3	(6.0)	383.5	257.9
Interest expense, net	(264.2)	(63.1)	(21.0)	-	(348.3)
Loss on write-off of financing costs	-	-	-	-	-

(Loss) income before income taxes	(670.1)	482.6	(635.1)	382.0	(440.6)
Benefit from (provision for) income taxes	56.8	(192.9)	(37.1)	0.5	(172.7)

Net (loss) income	$(613.3)	$289.7	$(672.2)	$382.5	$(613.3)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2010
Net cash (used in) provided by operating activities	$(139.4)	$287.3	$254.6	$-	$402.5

Cash flows from investing activities:
Proceeds from sales of businesses	-	262.1	87.5	-	349.6
Proceeds from sales of assets	-	0.4	16.8	-	17.2
Capital distributions from equity method investees	-	-	0.2	-	0.2
Purchases of businesses, net of cash acquired	-	-	-	-	-
Purchases of property, plant and equipment	(21.7)	(55.4)	(30.6)	-	(107.7)
Investments in equity method investees	-	(0.9)	-	-	(0.9)
Payment of accrued earn-out amount	-	-	-	-	-
Proceeds from formation of joint venture	-	-	-	-	-
Other investing activities	1.7	-	(3.5)	-	(1.8)

Net cash (used in) provided by investing activities	(20.0)	206.2	70.4	-	256.6

Cash flows from financing activities:
Intercompany financings, net	663.8	(491.0)	(172.8)	-	-
Principal payments of long-term debt	(769.7)	(2.9)	(8.7)	-	(781.3)
Payment of financing costs of long-term debt	(11.5)	-	-	-	(11.5)
Net proceeds from (repayment of) notes payable	222.1	-	(105.0)	-	117.1
Proceeds from maturity of derivative instrument	33.2	-	-	-	33.2
Exercise of employee stock options	12.3	-	-	-	12.3
Proceeds from employee stock purchases	4.5	-	-	-	4.5
Excess tax benefits from stock-based payment awards	2.7	-	-	-	2.7
Proceeds from issuance of long-term debt	-	-	-	-	-
Purchases of treasury stock	-	-	-	-	-

Net cash provided by (used in) financing activities	157.4	(493.9)	(286.5)	-	(623.0)

Effect of exchange rate changes on cash and cash investments	-	-	(5.7)	-	(5.7)

Net (decrease) increase in cash and cash investments	(2.0)	(0.4)	32.8	-	30.4
Cash and cash investments, beginning of year	2.3	3.7	7.1	-	13.1

Cash and cash investments, end of year	$0.3	$3.3	$39.9	$-	$43.5

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2009
Net cash (used in) provided by operating activities	$(131.1)	$608.8	$29.2	$-	$506.9

Cash flows from investing activities:
Proceeds from sales of businesses	(2.4)	206.6	-	-	204.2
Proceeds from sales of assets	-	2.1	23.3	-	25.4
Capital distributions from equity method investees	-	20.7	0.1	-	20.8
Purchases of businesses, net of cash acquired	(0.6)	10.9	(10.2)	-	0.1
Purchases of property, plant and equipment	(5.6)	(41.2)	(81.8)	-	(128.6)
Investments in equity method investees	-	(1.0)	(2.2)	-	(3.2)
Payment of accrued earn-out amount	-	-	-	-	-
Proceeds from formation of joint venture	-	-	-	-	-
Other investing activities	-	9.9	-	-	9.9

Net cash (used in) provided by investing activities	(8.6)	208.0	(70.8)	-	128.6

Cash flows from financing activities:
Intercompany financings, net	907.0	(806.5)	(100.5)	-	-
Principal payments of long-term debt	(564.4)	(9.4)	(3.8)	-	(577.6)
Payment of financing costs of long-term debt	-	-	-	-	-
Net (repayment of) proceeds from notes payable	(240.8)	-	131.1	-	(109.7)
Proceeds from maturity of derivative instrument	-	-	-	-	-
Exercise of employee stock options	27.1	-	-	-	27.1
Proceeds from employee stock purchases	5.6	-	-	-	5.6
Excess tax benefits from stock-based payment awards	7.2	-	-	-	7.2
Proceeds from issuance of long-term debt	-	-	-	-	-
Purchases of treasury stock	-	-	-	-	-

Net cash provided by (used in) financing activities	141.7	(815.9)	26.8	-	(647.4)

Effect of exchange rate changes on cash and cash investments	-	-	4.5	-	4.5

Net increase (decrease) in cash and cash investments	2.0	0.9	(10.3)	-	(7.4)
Cash and cash investments, beginning of year	0.3	2.8	17.4	-	20.5

Cash and cash investments, end of year	$2.3	$3.7	$7.1	$-	$13.1

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2008
Net cash (used in) provided by operating activities	$(49.2)	$332.8	$236.2	$-	$519.8

Cash flows from investing activities:
Proceeds from sales of businesses	(4.1)	141.4	(0.8)	-	136.5
Proceeds from sales of assets	-	2.3	17.1	-	19.4
Capital distributions from equity method investees	-	-	-	-	-
Purchases of businesses, net of cash acquired	(2.3)	(1,290.3)	(9.4)	-	(1,302.0)
Purchases of property, plant and equipment	(7.0)	(35.8)	(101.0)	-	(143.8)
Investments in equity method investees	-	(1.6)	(3.0)	-	(4.6)
Payment of accrued earn-out amount	-	(4.0)	-	-	(4.0)
Proceeds from formation of joint venture	-	-	185.6	-	185.6
Other investing activities	-	-	-	-	-

Net cash (used in) provided by investing activities	(13.4)	(1,188.0)	88.5	-	(1,112.9)

Cash flows from financing activities:
Intercompany financings, net	(589.1)	870.8	(281.7)	-	-
Principal payments of long-term debt	(352.6)	(13.9)	(8.4)	-	(374.9)
Payment of financing costs of long-term debt	(10.6)	-	-	-	(10.6)
Net proceeds from (repayment of) notes payable	278.0	-	(58.6)	-	219.4
Proceeds from maturity of derivative instrument	-	-	-	-	-
Exercise of employee stock options	20.6	-	-	-	20.6
Proceeds from employee stock purchases	6.2	-	-	-	6.2
Excess tax benefits from stock-based payment awards	11.3	-	-	-	11.3
Proceeds from issuance of long-term debt	1,196.7	-	16.2	-	1,212.9
Purchases of treasury stock	(500.0)	-	-	-	(500.0)

Net cash provided by (used in) financing activities	60.5	856.9	(332.5)	-	584.9

Effect of exchange rate changes on cash and cash investments	-	-	(4.8)	-	(4.8)

Net (decrease) increase in cash and cash investments	(2.1)	1.7	(12.6)	-	(13.0)
Cash and cash investments, beginning of year	2.4	1.1	30.0	-	33.5

Cash and cash investments, end of year	$0.3	$2.8	$17.4	$-	$20.5

24.	BUSINESS SEGMENT INFORMATION:
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
          For the years ended February 28, 2010, February 28, 2009, and February 29, 2008, acquisition-related integration costs, restructuring charges and unusual items included in operating income (loss) consist of:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Cost of Product Sold
Accelerated depreciation	$17.7	$11.2	$12.0
Flow through of inventory step-up	8.4	22.2	11.4
Inventory write-downs	1.6	56.8	10.1
Other	4.7	37.1	0.1

Cost of Product Sold	32.4	127.3	33.6

Selling, General and Administrative Expenses
Loss on contractual obligation from put option of Ruffino shareholder	34.3	-	-
(Gain) loss on sale of nonstrategic business/assets	(11.2)	8.1	(4.8)
Net (gain) loss on March 2009 sale of value spirits business	(0.2)	15.6	-
Loss on sale of Pacific Northwest Business	-	23.2	-
Loss on sale of Almaden and Inglenook wine brands and certain other assets	-	-	27.8
Loss on the contribution of the U.K. wholesale business	-	-	6.6
Other costs	42.4	24.2	7.5

Selling, General and Administrative Expenses	65.3	71.1	37.1

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Impairment of Intangible Assets and Goodwill	103.2	300.4	812.2

Restructuring Charges	47.6	68.0	6.9

Acquisition-Related Integration Costs	0.2	8.2	11.8

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Items	$248.7	$575.0	$901.6

          For the year ended February 28, 2010, acquisition-related integration costs, restructuring charges and unusual items included in equity in losses of equity method investees of $25.4 million consist of an impairment loss on the Company’s investment in Ruffino. For the year ended February 28, 2009, acquisition-related integration costs, restructuring charges and unusual items included in equity in losses of equity method investees of $83.3 million consist primarily of impairment losses on the Company’s investments in Ruffino and Matthew Clark. For the year ended February 29, 2008, acquisition-related integration costs, restructuring charges and unusual items included in equity in losses of equity method investees of $16.0 million consist primarily of an impairment loss on the Company’s investment in Ruffino.
          The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2.
          Segment information is as follows:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Constellation Wines:
Net sales:
Branded wine	$2,928.0	$3,015.3	$3,016.9
Spirits	223.9	418.7	414.2
Other	212.9	220.6	341.9

Net sales	$3,364.8	$3,654.6	$3,773.0
Segment operating income	$654.9	$691.4	$630.4
Equity in earnings of equity method investees	$17.1	$17.6	$18.8
Long-lived assets	$1,486.7	$1,507.2	$1,993.3
Investment in equity method investees	$111.3	$121.2	$243.6
Total assets	$7,685.8	$7,795.3	$9,775.5
Capital expenditures	$70.0	$125.3	$138.5
Depreciation and amortization	$142.9	$144.9	$155.8

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Corporate Operations and Other:
Net sales	$-	$-	$-
Segment operating loss	$(94.7)	$(86.8)	$(79.0)
Long-lived assets	$80.5	$40.3	$41.7
Total assets	$241.3	$104.2	$126.8
Capital expenditures	$37.7	$3.3	$5.3
Depreciation and amortization	$13.0	$12.1	$10.1

Crown Imports:
Net sales	$2,256.2	$2,395.4	$2,391.0
Segment operating income	$444.1	$504.1	$509.0
Long-lived assets	$5.0	$5.4	$4.6
Total assets	$368.9	$324.2	$359.0
Capital expenditures	$1.0	$2.0	$4.1
Depreciation and amortization	$1.5	$1.1	$0.8

Acquisition-Related Integration Costs, Restructuring Charges and Unusual Items:
Operating loss	$(248.7)	$(575.0)	$(901.6)
Equity in losses of equity method investees	$(25.4)	$(83.3)	$(16.0)

Consolidation and Eliminations:
Net sales	$(2,256.2)	$(2,395.4)	$(2,391.0)
Operating income	$(444.1)	$(504.1)	$(509.0)
Equity in earnings of Crown Imports	$221.9	$252.3	$255.1
Long-lived assets	$(5.0)	$(5.4)	$(4.6)
Investment in equity method investees	$167.2	$136.9	$150.5
Total assets	$(201.7)	$(187.2)	$(208.5)
Capital expenditures	$(1.0)	$(2.0)	$(4.1)
Depreciation and amortization	$(1.5)	$(1.1)	$(0.8)

Consolidated:
Net sales	$3,364.8	$3,654.6	$3,773.0
Operating income (loss)	$311.5	$29.6	$(350.2)
Equity in earnings of equity method investees	$213.6	$186.6	$257.9
Long-lived assets	$1,567.2	$1,547.5	$2,035.0
Investment in equity method investees	$278.5	$258.1	$394.1
Total assets	$8,094.3	$8,036.5	$10,052.8
Capital expenditures	$107.7	$128.6	$143.8
Depreciation and amortization	$155.9	$157.0	$165.9
          The Company’s areas of operations are principally in the U.S. Operations outside the U.S. are primarily in the U.K., Canada, Australia and New Zealand and are included within the Constellation Wines segment. Revenues are attributed to countries based on the location of the selling company.

          Geographic data is as follows:

	For the Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
(in millions)
Net Sales
U.S.	$1,981.4	$2,196.3	$2,031.0
Non-U.S.	1,383.4	1,458.3	1,742.0

Total	$3,364.8	$3,654.6	$3,773.0

Significant non-U.S. revenue sources include:
U.K.	$611.5	$631.7	$867.8
Australia / New Zealand	345.2	351.4	395.4
Canada	399.1	448.2	449.8
Other	27.6	27.0	29.0

Total	$1,383.4	$1,458.3	$1,742.0

	February 28,	February 28,
	2010	2009
(in millions)
Long-lived assets
U.S.	$878.4	$901.4
Non-U.S.	688.8	646.1

Total	$1,567.2	$1,547.5

Significant non-U.S. long-lived assets include:
Australia / New Zealand	$441.3	$355.8
Canada	167.5	159.8
U.K.	78.6	129.1
Other	1.4	1.4

Total	$688.8	$646.1

25.	ACCOUNTING GUIDANCE NOT YET ADOPTED:
          Consolidation of Variable Interest Entities –
          In June 2009, the FASB issued amended guidance for consolidation, which, among other things, (i) requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amends previously issued guidance for determining whether an entity is a variable interest entity; and (iv) requires enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. In December 2009, the FASB issued additional guidance on assessing whether a variable interest entity should be consolidated. This guidance identifies the determination of whether a reporting entity should consolidate another entity is to be based upon, among other things, (i) the other entity’s purpose and design and (ii) the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance also requires additional disclosures about an entity’s involvement with a variable interest entity, including significant changes in risk exposure due to an entity’s involvement with a variable interest entity and how the involvement with the variable interest entity affects the financial statements of the reporting entity. The Company is required to adopt the combined guidance for its annual and interim periods beginning March 1, 2010. The adoption of the combined guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

          Fair value measurements and disclosures –
          In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company is required to adopt the additional disclosure requirements and clarifications of existing disclosures of this guidance for its annual and interim periods beginning March 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company is required to adopt those disclosures for its annual and interim periods beginning March 1, 2011. The adoption of the applicable provisions of this guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.
26.	SUBSEQUENT EVENT:
          In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock.  Pursuant to this authorization, in April 2010, the Company entered into a collared accelerated stock buyback (“ASB”) transaction under which the Company repurchased $300.0 million of the Company’s Class A Common Stock. The actual number of shares to which the Company is entitled will generally be based on the average of the daily volume weighted average prices (“VWAP”) of the Company’s Class A Common Stock over a calculation period (scheduled to end on November 24, 2010, subject to being shortened by the counterparty to the ASB transaction), subject to a minimum and maximum number of shares based on the average of the daily VWAP of the Company’s Class A Common Stock over a hedge period (scheduled to end on May 17, 2010, subject to being shortened by the counterparty to the ASB transaction) and subject to the other terms of the ASB transaction. The Company paid the purchase price under the ASB transaction on April 21, 2010, at which time it received an initial installment of 11,016,451 shares, which have become treasury shares. The Company will be entitled to receive additional shares pursuant to the ASB transaction following the end of the hedge period, absent extraordinary circumstances, and may be entitled to receive additional shares following the end of the calculation period. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares.

27.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2010	2009	2009	2009	2010	Full Year
(in millions, except per share data)
Net sales	$791.6	$876.8	$987.7	$708.7	$3,364.8
Gross profit	$268.7	$309.6	$344.1	$222.4	$1,144.8
Net income (loss)(1)	$6.5	$99.7	$44.1	$(51.0)	$99.3
Earnings (loss) per common share(2):
Basic – Class A Common Stock	$0.03	$0.46	$0.20	$(0.23)	$0.46

Basic – Class B Convertible Common Stock	$0.03	$0.42	$0.18	$(0.21)	$0.41

Diluted – Class A Common Stock	$0.03	$0.45	$0.20	$(0.23)	$0.45

Diluted – Class B Convertible Common Stock	$0.03	$0.41	$0.18	$(0.21)	$0.41

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2009	2008	2008	2008	2009	Full Year
(in millions, except per share data)
Net sales	$931.8	$956.5	$1,031.2	$735.1	$3,654.6
Gross profit	$329.0	$305.8	$404.0	$191.2	$1,230.0
Net income (loss)(3)	$44.6	$(22.7)	$83.5	$(406.8)	$(301.4)
Earnings (loss) per common share(2):
Basic – Class A Common Stock	$0.21	$(0.11)	$0.39	$(1.88)	$(1.40)

Basic – Class B Convertible Common Stock	$0.19	$(0.10)	$0.35	$(1.71)	$(1.27)

Diluted – Class A Common Stock	$0.20	$(0.11)	$0.38	$(1.88)	$(1.40)

Diluted – Class B Convertible Common Stock	$0.19	$(0.10)	$0.35	$(1.71)	$(1.27)

(1)	In Fiscal 2010, the Company recorded certain unusual items consisting of accelerated depreciation associated primarily with the Global Initiative and the Fiscal 2007 Wine Plan; inventory write-downs associated primarily with the Global Initiative; other cost of goods sold primarily related to the Fiscal 2007 Wine Plan; a loss on the March 2009 sale of the Company’s value spirits business; a loss on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest to the Company; a gain on the sale of the Company’s nonstrategic U.K. cider business; other selling, general and administrative costs associated primarily with the Global Initiative; impairment of intangible assets primarily associated with the Company’s Australian business; restructuring charges associated primarily with the Global Initiative and the Australian Initiative; acquisition-related integration costs associated primarily with the Fiscal 2008 Plan; an impairment loss of the Company’s equity method investment in Ruffino; and a loss on the write-off of financing costs. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2010:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2010	2009	2009	2009	2010	Full Year
(in millions, net of income tax effect)
Accelerated depreciation	$2.6	$7.6	$1.1	$1.3	$12.6
Inventory write-downs, restructuring activities	$0.3	$0.5	$0.3	$0.1	$1.2
Other cost of goods sold costs	$1.2	$1.1	$0.8	$0.7	$3.8
Loss on March 2009 sale of value spirits business	$37.3	$0.1	$-	$-	$37.4
Loss on contractual obligation from put option of Ruffino shareholder	$-	$-	$34.3	$-	$34.3
Gain on sale of nonstrategic U.K. cider business	$-	$-	$-	$(14.0)	$(14.0)
Other selling, general and administrative costs	$8.9	$6.9	$7.9	$5.6	$29.3
Impairment of intangible assets	$-	$-	$-	$97.9	$97.9
Restructuring charges	$14.3	$2.5	$5.2	$18.5	$40.5
Acquisition-related integration costs	$-	$-	$0.1	$-	$0.1
Impairment of equity method investment	$-	$-	$25.4	$-	$25.4
Loss on write-off of financing costs	$-	$-	$-	$0.4	$0.4
(2)	The sum of the quarterly earnings per common share in Fiscal 2010 and Fiscal 2009 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)	In Fiscal 2009, the Company recorded certain unusual items consisting of inventory write-downs associated primarily with the Australian Initiative; a loss on the adjustment of certain inventory, primarily Australian, related to prior years; accelerated depreciation associated primarily with the Fiscal 2007 Wine Plan and the Australian Initiative; other selling, general and administrative costs associated primarily with the Fiscal 2007 Wine Plan; a loss on the sale of the Pacific Northwest Business; a loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business; a loss in connection with the sale of a nonstrategic Canadian distilling facility; impairment of intangible assets and goodwill primarily associated with the Company’s U.K. business; restructuring charges associated primarily with the Australian Initiative; acquisition-related integration costs associated primarily with the Fiscal 2008 Plan; impairment of the Company’s equity method investments, primarily Ruffino and Matthew Clark; and tax expense on the favorable settlement of certain foreign currency hedges. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2009:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2009	2008	2008	2008	2009	Full Year
(in millions, net of income tax effect)
Inventory write-downs, restructuring activities	$-	$47.6	$-	$8.4	$56.0
Inventory adjustments	$-	$-	$-	$32.1	$32.1
Accelerated depreciation	$3.3	$1.9	$2.2	$2.7	$10.1
Other selling, general and administrative costs	$1.0	$2.5	$4.9	$10.8	$19.2
Loss on sale of Pacific Northwest Business	$17.3	$(0.2)	$-	$-	$17.1
Loss, primarily on assets held for sale, in connection with the March 2009 sale of the value spirits business	$-	$-	$-	$12.8	$12.8
Loss on sale of nonstrategic Canadian distilling facility	$0.4	$5.1	$-	$(0.1)	$5.4
Impairment of intangible assets and goodwill	$-	$21.8	$-	$271.8	$293.6
Restructuring charges	$0.4	$35.0	$4.2	$25.9	$65.5
Acquisition–related integration costs	$2.6	$1.2	$1.0	$0.3	$5.1
Impairment of equity method investments	$-	$4.1	$-	$79.2	$83.3
Tax expense on favorable settlement of certain foreign currency hedges	$-	$-	$32.4	$6.3	$38.7

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          Not Applicable.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
          The Company had previously identified a material weakness in internal control over financial reporting that was described in Management’s Annual Report on Internal Control Over Financial Reporting which was included in the Company’s Form 10-K for the fiscal year ended February 28, 2009. Specifically, as described in Management’s Annual Report on Internal Control Over Financial Reporting which was included in the Company’s Form 10-K for the fiscal year ended February 28, 2009, during the Company’s evaluation of the effectiveness of internal control over financial reporting as of February 28, 2009, the Company determined that the policies and procedures over the reconciliation and review of bulk inventory accounts were not properly designed and did not operate effectively at the Company’s Australian operations. Specifically, the reconciliation and review controls for vineyard farming costs and bulk inventory at the Australian operations did not include identifying cost accumulation, and subsequent release to finished goods, by respective vintage year. In addition, reviews of inventory reconciliations were not performed with sufficient precision. As a result, it was at least reasonably possible for discrepancies to accumulate in these inventory accounts, which could have resulted in material differences between the actual costs for inventory on hand and the costs that should have been released to cost of product sold. This deficiency resulted in immaterial adjustments to inventories and cost of product sold in the Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2009, which adjustments also corrected immaterial errors related to prior periods. Various corrective actions to remediate the material weakness were completed and implemented prior to the end of the Company’s fiscal quarter ended August 31, 2009. Testing of these remedial actions was completed as of the end of the period covered by this report and the Company has concluded that this material weakness has been remediated.
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

Internal Control over Financial Reporting
(a)	See page 61 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 59 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) no changes were identified in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended February 28, 2010 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
Not Applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
          The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 22, 2010, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
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

Item 11.	Executive Compensation.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 22, 2010, under those sections of the proxy statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the proxy statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 22, 2010, under that section of the proxy statement to be titled “Beneficial Ownership,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:
Securities Authorized for Issuance under Equity Compensation Plans
          The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 28, 2010. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and UK Sharesave Scheme.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	34,846,095	$18.05	35,886,359(1)

Equity compensation plans not approved by security holders	-	-	-

Total	34,846,095	$18.05	35,886,359
(1)	Includes 7,438,756 shares of Class A Common Stock under the Company’s Incentive Stock Option Plan. However, by the current terms of the Incentive Stock Option Plan, no additional grants of incentive stock options are permitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 22, 2010, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 22, 2010, under that section of the proxy statement to be titled “Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:
Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets – February 28, 2010, and February 28, 2009

Consolidated Statements of Operations for the years ended February 28, 2010, February 28, 2009, and February 29, 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2010, February 28, 2009, and February 29, 2008

Consolidated Statements of Cash Flows for the years ended February 28, 2010, February 28, 2009, and February 29, 2008

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

Financial Statements as of and for three years ended December 31, 2009

3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 140 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2010	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ Robert Ryder
Robert Sands, Director, President and Chief Executive Officer (principal executive officer) Dated: April 29, 2010	Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Dated: April 29, 2010

/s/ Richard Sands	/s/ Barry A. Fromberg
Richard Sands, Director and Chairman of the Board Dated: April 29, 2010	Barry A. Fromberg, Director Dated: April 29, 2010

/s/ Jeananne K. Hauswald	/s/ James A. Locke III
Jeananne K. Hauswald, Director Dated: April 29, 2010	James A. Locke III, Director Dated: April 29, 2010

/s/ Paul L. Smith	/s/ Peter H. Soderberg
Paul L. Smith, Director Dated: April 29, 2010	Peter H. Soderberg, Director Dated: April 29, 2010

/s/ Mark Zupan
Mark Zupan, Director Dated: April 29, 2010

INDEX TO EXHIBITS
Exhibit No.

2.1	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.2	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.3	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

2.5	Assignment and Assumption Agreement made as of November 29, 2007 between Constellation Brands, Inc. and Constellation Wines U.S., Inc. relating to that certain Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.2	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.3	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.4	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.5	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.6	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.9	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.10	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

4.12	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.13	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.14	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

4.15	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.16	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.17	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.18	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.19	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.1	Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2	Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of December 6, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.3	First Amendment to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated July 23, 2009, filed July 24, 2009, and incorporated herein by reference).*

10.4	Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.8	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.9	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.10	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.11	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference).*

10.12	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.13	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.14	Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.15	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.16	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.17	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.18	Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*

10.19	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.20	Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.21	Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.22	Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.23	Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference).*

10.24	Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.25	Amendment Number 1, dated April 6, 2009, to the Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference).*

10.26	Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.27	First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.28	Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.29	Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).* #

10.30	2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).* #

10.31	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.32	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2006, filed June 9, 2006 and incorporated herein by reference).

10.33	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

10.34	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.35	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

10.36	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

10.37	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

10.38	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.39	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

10.40	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.41	The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).*

10.42	Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.43	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.44	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Fernandez and Berk) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.45	Letter Agreement dated February 21, 2008 between the Company and Jose Fernandez addressing compensation (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).*

10.46	Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc. and Jose Fernandez (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.47	Executive Employment Agreement dated May 21, 2008 between Constellation Brands, Inc., Barton Incorporated and Alexander L. Berk (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.48	Agreement dated April 7, 2009 among Alexander L. Berk, Constellation Brands, Inc., and Constellation Services LLC (successor by merger to Barton Incorporated) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.49	Consultant Agreement dated April 7, 2009 between Constellation Brands, Inc. and Alexander L. Berk (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.50	Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.51	Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.52	Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

10.53	Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

21.1	Subsidiaries of Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP as it relates to Crown Imports LLC (filed herewith).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

99.1	1989 Employee Stock Purchase Plan (Restated June 27, 2001)(filed as Exhibit 99.1 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

99.2	Financial Statements of Crown Imports LLC as of and for three years ended December 31, 2009 (filed herewith).
*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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